Form 10-Q
period 1994-03-31
COMMUNITY BANK SYSTEM INC
filed 1994-05-16
CIK 723188

FORM 10 - Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended March 31, 1994


Commission file number 0-11716


                            COMMUNITY BANK SYSTEM, INC.
                (Exact name of registrant as specified in its charter)


         DELAWARE                             16-1213679
(State or other jurisdiction of       (I.R.S. Employer Identifi-
 incorporation or organization)        cation No.)


5790 Widewaters Parkway, Syracuse, New York          13214
(Address of principal executive offices)             (Zip Code)

                                     315/445-2282
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.25 par value -- 2,751,718 shares as of May 13, 1994.

                                         INDEX

                     COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated balance sheets --
     March 31, 1994, December 31, 1993 and March 31, 1993.

     Consolidated statements of income --
     Three months ended March 31, 1994 and 1993.

     Consolidated statements of cash flows --
     Three months ended March 31, 1994 and 1993.


Item 2. Management Discussion and Analysis of Financial Cond-ition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
- - - ----------------------------------------------------------------------------------------------------------



                                                             March 31,      December 31,       March 31,
                                                               1994             1993             1993
ASSETS
    Cash and due from banks                                 $28,551,066      $27,422,278      $39,246,505
    Interest bearing deposits with other banks                   90,000           90,000          188,000
    Federal funds sold                                                0                0                0

                       TOTAL CASH AND CASH EQUIVALENTS       28,641,066       27,512,278       39,434,505

    Investment securities
       U.S. Treasury                                         27,469,783       27,797,096       28,965,592
       U.S. Government agencies and corporations             92,713,368       86,615,555       91,509,398
       States and political subdivisions                     23,806,800       24,584,525       27,796,606
       Mortgage-backed securities                           144,472,287      108,319,876      107,947,950
       Other securities                                       6,500,539        5,636,214        8,528,944
       Federal Reserve Bank                                     500,350          500,350          500,350

                           TOTAL INVESTMENT SECURITIES      295,463,127      253,453,616      265,248,840
    Loans                                                   451,449,946      443,601,070      394,633,018
      Less: Unearned discount                                24,979,937       25,729,899       27,166,307
            Reserve for possible loan losses                  5,707,451        5,706,609        5,064,451

                                             NET LOANS      420,762,558      412,164,562      362,402,260
    Bank premises and equipment                               9,904,811       10,045,782       10,236,648
    Accrued interest receivable                               4,796,604        4,538,769        4,931,250
    Intangible assets                                           412,800          452,264          573,441
    Other assets                                              8,106,192        4,885,244        5,598,223

                                          TOTAL ASSETS     $768,087,158     $713,052,515     $688,425,167

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest bearing                                   $90,407,560      $88,644,788      $81,787,339
      Interest bearing                                      531,810,494      499,670,455      521,254,280

                                        TOTAL DEPOSITS      622,218,054      588,315,243      603,041,619

    Federal funds purchased and securities sold under
       agreements to repurchase                              31,500,000       57,000,000       15,000,000
    Short-term borrowings from banks                         45,550,000          550,000       10,000,000
    Obligations under capital lease                              16,938           42,036          115,132
    Accrued interest and other liabilities                    6,073,359        5,158,809        5,121,440

                                     TOTAL LIABILITIES      705,358,351      651,066,088      633,278,191

    Shareholders' equity
       Preferred stock $1.00 par value                                0                0                0
       Common stock $1.25 par value                           3,436,898        3,435,398        3,387,270
       Surplus                                               14,386,731       14,374,149       13,889,858
       Undivided profits                                     44,560,452       42,902,266       37,872,563
       Unearned gains on available for sale securities          350,032        1,280,466
       Less:  Shares issued under



                employee stock plan - unearned                    5,306            5,852            2,715



                            TOTAL SHAREHOLDERS' EQUITY       62,728,807       61,986,427       55,146,976

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $768,087,158     $713,052,515     $688,425,167

See notes to consolidated financial statements




COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
- - - --------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                              March 31
                                                             1994             1993
INTEREST INCOME
  Interest and fees on loans                              $9,543,244       $9,048,112
  Interest and dividends on investments:
     U.S. Treasury                                           482,490          518,514
     U.S. Government agencies and corporations             1,554,825        1,797,442
     States and political subdivisions                       370,897          461,715
     Mortgage-backed securities                            1,608,333        1,917,473
     Other securities                                        154,895          256,933
  Interest on federal funds sold                                   0            1,049
  Interest on deposits at other banks                          1,058            2,615

                                                          13,715,742       14,003,853
INTEREST EXPENSE
  Interest on deposits
     Savings                                               1,927,579        2,229,407
     Time                                                  1,999,316        2,044,354
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     short-term borrowings from banks                        505,738          260,141
  Interest on capital lease                                      501            1,948

                                                           4,433,134        4,535,850

                                           NET INTEREST I  9,282,608        9,468,003
Provision for possible loan losses                           239,172          406,920

                                     NET INTEREST INCOME AFTER
                                     PROVISION FOR LOAN L  9,043,436        9,061,083

OTHER INCOME
  Fiduciary services                                         340,513          262,949
  Service charges on deposit accounts                        355,449          348,502
  Other service charges, commissions and fees                295,682          239,662
  Other operating income                                      32,526           31,398
  Investment security loss                                    (3,125)               0

                                                           1,021,045          882,511

                                                          10,064,481        9,943,594
OTHER EXPENSES
  Salaries, wages and employee benefits                    3,283,990        3,023,759
  Occupancy expense of bank premises, net                    533,288          487,748
  Equipment and furniture expense                            414,883          404,261
  Other                                                    2,024,089        2,229,588

                                                           6,256,250        6,145,356

                             INCOME BEFORE INCOME TAXES    3,808,231        3,798,238
Income taxes                                               1,408,000        1,419,443

                                             NET INCOME   $2,400,231       $2,378,795


Earnings per common share                                      $0.85            $0.86

See notes to consolidated financial statements

                                                      4

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

For Three Months Ended March 31, 1994 and 1993

Increase (Decrease) in Cash and Cash Equivalents
                                                                              1994        1993
- - - ----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                              $2,400,231     $2,378,795
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                                           372,510        362,334
      Amortization of intangible assets                                       39,464         40,392
      Provision for loan losses                                              239,172        406,920
      Provision for deferred taxes                                          (114,101)      (273,127)
      Loss on sale of investment securities                                    3,125              0
      Gain on sale of assets                                                    (185)             0
      Change in interest receivable                                         (257,835)       526,113
      Change in interest payable and accrued expenses                        643,050       (132,876)
      Change in unearned loan fees and costs                                   2,280         64,877
- - - ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                             3,327,711      3,373,428
- - - ----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                            10,900,000      1,975,000
  Proceeds from maturities of investment securities                        7,733,056     17,704,666
  Purchases of investment securities                                     (62,162,318)   (22,019,970)
  Net change in loans outstanding                                        (11,088,057)    (6,659,896)
  Capital expenditures                                                      (231,354)       (66,406)
- - - ----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                               (54,848,673)    (9,066,606)
- - - ----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings
    accounts                                                              23,741,781     36,647,183
  Net change in certificates of deposit                                   10,161,030      8,479,758
  Net change in short term borrowings                                     19,500,000    (27,835,900)
  Payments on lease obligation                                               (25,098)       (23,651)
  Issuance of common stock                                                    14,082         23,040
  Cash dividends                                                            (742,045)      (674,190)
- - - ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                            52,649,750     16,616,240
- - - ----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                        1,128,788     10,923,062
  Cash and cash equivalents at beginning of year                          27,512,278     28,511,443
- - - ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  28,641,066     39,434,505
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                    $4,154,416     $4,460,151
====================================================================================================
Cash Paid For Income Taxes                                                  $390,950     $1,280,821
====================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
None


The accompanying notes are an integral part of the consolidated financial statements.


                        Community Bank System, Inc, and Subsidiaries

                         Notes to Consolidated Financial Statements

                                        (Unaudited)

                                         March 1994





Note A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

Part 1.  Financial Information

     Item 1.    Financial Statements

                The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

     Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 1994 which are not otherwise apparent from the consolidated financial statements included in these reports.

Earnings Performance Summary

                                 Three Months Ended           Change
                                  3/31/94    3/31/93      Amount   Percent

(000's)

Net Income                          $2,400      $2,379        $21       0.9%

Earnings per share                   $0.85       $0.86     ($0.00)     -0.6%
Weighted average
     shares outstanding              2,808       2,767         41       1.5%

Return on average assets              1.33%       1.44%     -0.11%      N/A
Average assets                    $730,155    $670,508    $59,647       8.9%

Return on average
     shareholders' equity            15.54%      17.83%     -2.29%      N/A
Average shareholders' equity       $62,636     $54,100     $8,536      15.8%

 * May not foot due to rounding


     Net income for first quarter 1994 was $2.4 million, up .9% over the comparable 1993 period. Earnings per share were $.85, down 1.2% because of greater shares outstanding largely due to the impact of a higher stock price on valuing unexercised options. Return on assets and return on shareholder equity remained above peer bank norms at 1.33% and 15.54%, respectively.

     Consistent with many banks, CBSI's margin between earning asset yields and cost of funds has continued to narrow from historic highs as the economy strengthens. Compared to the first quarter of last year, the average yield on loans and investments is off 95 basis points while the rate on interest-bearing deposits and borrowings declined by only about one third that amount. Consequently, the net interest margin was reduced by 65 basis points to 5.62%.

     All but two percent of the impact of margin shrinkage was offset by very satisfactory earning asset growth. Virtually all of this growth reflects greater loans outstanding, which climbed over $55 million on average or 15.2%. This increase was funded by 3.3% more in average deposits and higher short-term borrowings.

     Though net interest income was down slightly this quarter, several factors more than compensated for this dip: a 15.6% improvement in fee income, largely reflecting a 23% climb from fiduciary services and higher revenues on merchant VISA processing; tight expense control, which held the increase over the prior year to 1.8%; and a 41% reduction in loan loss provision expense, made possible by managing net charge-offs to a low .23% of average loans.


Net Interest Income

     Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. On a tax-equivalent basis, net interest income for the first three months of this year fell a relatively small $229,000 to $9.5 million, off 2.4% from the same period in 1993. Excluding premiums received on investment securities called in March of last year (largely an unplanned event), the decrease in net interest income would have been an even smaller $71,000 or .7%.

     The change in net interest income reflects both the change in net interest margin (yield on earning assets less cost of funds as a percent of earning assets) and the change in earning asset levels. The table below shows these underlying dynamics.


For the Quarter      Net       Net    Yield on   Rate on    Average    Loans /
Ended:             Interest  Interest  Earning   Int-Bear   Earning    Earning
(000's)             Income    Margin    Assets     Liab      Assets     Assets
                    ------    ------    ------    ------     ------     ------
                                       Amount and Change                Period
                                     from Preceding Quarter               End
                    ------    ------    ------    ------     ------     ------


December 31, 1992
  Amount             $9,773      6.31%     9.36%     3.62%   $615,682      57.9%
  Change                N/A       N/A       N/A       N/A         N/A       N/A

March 31, 1993
  Amount             $9,529      6.16%     9.20%     3.50%   $626,992      58.1%
  Change              ($244)    -0.15%    -0.16%    -0.12%        1.8%      0.1

June 30, 1993
  Amount             $9,536      5.97%     8.81%     3.37%   $641,067      59.7%
  Change                 $6     -0.20%    -0.39%    -0.12%        2.2%      1.6

September 30, 1993
  Amount             $9,609      5.94%     8.74%     3.27%   $642,270      61.7%
  Change                $73     -0.03%    -0.07%    -0.11%        0.2%      2.0

December 31, 1993
  Amount             $9,383      5.73%     8.51%     3.15%   $649,678      62.2%
  Change              ($225)    -0.21%    -0.23%    -0.12%        1.2%      0.6

March 31, 1994
  Amount             $9,458      5.62%     8.25%     3.16%   $682,789      59.1%
  Change                $75     -0.11%    -0.26%     0.02%        5.1%     (3.2)

Change from
March 31, 1993 to
March 31, 1994
  Amount               ($71)    -0.54%    -0.95%    -0.33%    $55,797       1.0%
% Change               -0.7%     ---       ---       ---          8.9%     ---


Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.

       (b) Net interest income, margin, and earning asset yield figures exclude premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

 * May not foot due to rounding



     The primary reason for the change in net interest margin over the last three years reflects the interaction of the interest rate environment and the structural nature of the bank's balance sheet. Because savings and money market accounts have been repricing downward and time deposits have a relatively short maturity, the bank's cost of funds initially fell at a faster pace than the yield on earning assets, which contain a high portion of fixed rate obligations of longer maturity. In addition, the prime lending rate, to which most of the company's variable rate loans are tied, has been relatively stable, causing an even wider spread over falling deposit rates.

     As a specific example, from the fourth quarter of 1991 to the fourth quarter of 1992, when margins reached their peak of 6.31%, the yield on earning assets fell only 85 basis points while the rate on interest bearing deposits fell a much faster 187 basis points.

     Since fourth quarter 1992, rates on deposits have been falling more slowly, down only 46 basis points compared an 111 basis point decline in earning asset yield, caused by the run-off of high yielding loans and investments being reinvested at lower yields. Thus, margins have narrowed during the period shown by the table because the yield on earning assets is now falling faster than the rate on deposits.

     Comparing the first quarter just ended to one year earlier, the net interest margin has narrowed by 54 basis points due to the rate on interest-bearing liabilities falling only about one third of the decrease in earning asset yield. However, the $55.8 million increase in earning assets shown in the above table almost offset the impact of this shrinkage. Had margins remained constant, net interest income would have increased by over $820,000; however, this potential improvement was more than eliminated by margin erosion, resulting in the $71,000 reduction in net interest income shown, excluding the impact of the March bond call premiums.

     Lastly, net interest income is greater than it would have been because the mix of earning assets has moved toward a greater share invested in loans, which have a higher overall yield than investments. Except for seasonal factors, the ratio has been rising steadily since loans began to turn up in April of 1992, reaching 59.1% for the quarter just ended, up one percentage point from a year earlier. The decrease in the loans/earning assets ratio from the fourth quarter 1993 represents relatively sharp 16.5% growth in the investment portfolio since year end as investment opportunities became more attractive than in the fall.

     Despite its recent decrease, net interest margin has long been a historical strength for CBSI, being in the 96th peer percentile based comparative data as of December 31, 1993. This performance is largely the result of very high earning asset yields, being in the 95th percentile, versus cost of funds in the 44th percentile.

Noninterest Income

          Noninterest or other income, including service charges, commissions and fees, trust income, and income from other sources totaled approximately $1.02 million for the three months ended March 31, 1994, up $139,000 or 15.7% from the same period last year.


                                 Three Months Ended           Change
                                  3/31/94    3/31/93      Amount   Percent

(000's)

Fiduciary services                    $341        $263        $78      29.5%

Service charges of                    $355        $349         $7       2.0%
     deposit accounts

Other service charges,                $328        $263        $65      24.8%
     commissions, and fees

Net gain (loss) on sale                ($3)         $8       ($11)   -136.0%
     of investments and
     other assets
                                 ---------- ----------  --------------------
Total noninterest income
 - Amount                           $1,021        $883       $139      15.7%
 - % of Average
     assets                           0.57%       0.53%      0.03%      ---


 * May not foot due to rounding


     As shown by the table above, more than half the increase reflects improved fiduciary income: personal trust fees up 28%, largely due to estate settlements; employee benefit trust revenue up 12%, as steady growth in this three year old line of business continues; and $16,000 in commissions on the sale of fixed rate annuities, a program launched through CBSI's branch network in early January after licensing and extensive training last fall. Two other items which explain most of the balance of the increase are higher fees from handling Canadian exchange for our customers and greater revenues from merchant VISA processing.

     Management recognizes that the company's level of noninterest income is unsatisfactory, its ratio to average assets being .57% year-to-date or less than half the peer average. As noted above, progress was made this quarter to address this shortfall by implementing the sale of fixed rate annuities through our 33 branch locations as a supplement to traditional certificates of deposit. In addition, full service brokerage/financial planning products will be offered through dedicated sales representatives covering five strategic market territories; two of these individuals are now in place. Lastly, we recently received approval to be a seller/servicer of residential mortgages for Fannie Mae (the Federal National Mortgage Association), a key step in developing a meaningful source of loan servicing income, as well as being a useful asset/liability management tool. While modest in 1994, income from these new products is expected to be meaningful in future years.

Noninterest Expense

          Noninterest expense or overhead for the three months ended March 31, 1994 increased by a small $111,000 to $6.26 million or 1.8% more than the same period last year. The table below summarizes the major components of change.


                                 Three Months Ended           Change
                                  3/31/94    3/31/93      Amount   Percent

(000's)

Personnel Expense                   $3,284      $3,024       $260       8.6%

Occupancy, furniture,                 $948        $892        $56       6.3%
     and equipment

Adminstrative and business          $1,133      $1,197       ($64)     -5.4%
     development

All other expense                     $891      $1,032      ($141)    -13.7%

                                 ---------- ----------  --------------------
Total noninterest income
 - Amount                           $6,256      $6,145       $111       1.8%
 - % of Average
     assets                           3.47%       3.72%     -0.24%      ---

Efficiency ratio                      59.7%       58.2%       1.5%      ---

* May not foot due to rounding


     The primary areas of increased expense include the following: Salary expense rose 9.4% due to the impact of annual merit increases and 14 additional full-time equivalent positions (up 3.5%) to 403 employees as of the most recent quarter end; these additions pertain to lending, fiduciary services, management trainees, and various administrative areas, several of which had been approved or previously filled positions but were open a year earlier. Occupancy expense (excluding furniture and equipment) was up 9.3% due unusually heavy maintenance and utilities costs caused by the harsh winter. And profit and loss expense was higher due to an IRS tax penalty which CBSI is continuing to dispute and timing differences on expenditures for repossessed property.

     The above increases were nearly offset by reduced use of outside consultants for bank acquisition analysis, lower advertising expense due to the absence of a significant seasonal deposit promotion, less relocation expense related to new hires/transferred employees, and reduced supplies and telephone expense as a result of various cost saving activities undertaken in the past year.

     As a percentage of average assets, annualized overhead declined satisfactorily from 3.72% in 1993 to 3.47% for the first three months of this year, a level now below the peer norm. On the other hand, CBSI's efficiency ratio (recurring expense divided by recurring operating income) increased slightly from 58.2% last year to 59.7% owing to the 2% decrease in net interest income caused by narrowing spreads; the ratio still compares favorably to the peer bank average of 61.4%.

Income and Income Taxes

     Income before income tax was approximately $3.8 million for the quarter ended March 31, 1994, virtually unchanged from the same period last year. As shown by the table below, the decrease in net interest income was almost matched by lower loan loss provision expense. This slight net shortfall was offset by a greater improvement in non-interest income than the increase in overhead.


                                 Three Months Ended           Change
                                  3/31/94    3/31/93      Amount   Percent

(000's)

Net interest income                 $9,283      $9,468      ($185)     -2.0%

Loan loss provision                   $239        $407      ($168)    -41.2%

Net interest income                 $9,043      $9,061       ($18)     -0.2%
  after provision for
  loan losses

Other income                        $1,021        $883       $139      15.7%

Other expense                       $6,256      $6,145       $111       1.8%

Income before                       $3,808      $3,798        $10       0.3%
  income tax

Income tax                          $1,408      $1,419       ($11)     -0.8%

Net income                          $2,400      $2,379        $21       0.9%

 * May not foot due to rounding


     Consistent with pretax income performance, income taxes payable were essentially the same as in 1993. The effective tax rate was down an insignificant .4 percentage points to 37.0%. CBSI's marginal tax rates are 36% federal (up from 34% last year prior to the passing of the Omnibus Budget Reconciliation Act of 1993) and 9% state. Compared to peers, the company's effective tax rate is in the unfavorable 87th percentile; this is explained by New York State's very high tax level as well as tax exempt security holdings being slightly below the norm in the 44th percentile.

Capital


                                 Three Months Ended           Change
                                  3/31/94    3/31/93      Amount   Percent


Tier 1 leverage ratio                 8.12%       7.93%      0.18%      N/A
Tier 1 capital to                    14.62       14.63      (0.01)      N/A
  risk asset ratio

Cash dividend declared               $0.27       $0.25      $0.02       8.0%
  per common share
Dividend payout                       30.9%       28.3%      2.60%      N/A

Book value per share: Total         $22.81      $20.35      $2.46      12.1%
                    : Tangible       22.66       20.14       2.53      12.5


 * May not foot due to rounding


     The capital position of Community Bank System, Inc. continues to be strong. As of March 31, 1994, the tier I capital to assets ratio of 8.12% was 18 basis points higher than one year earlier; 4 basis points of this increase was caused by a positive market value adjustment of $350,000 after tax for the Available for Sale investment portfolio as required by SFAS No. 115 (see further discussion in the last section of this report). Though matching the peer norm as of year end 1993, CBSI's tier I ratio is well above the 5% minimum required for "well-capitalized" banks.

     As a result of a relatively larger loan portfolio, which has a higher risk-based component than most investments, the tier I capital to risk asset ratio at quarter-end was virtually the same as one year earlier at 14.62%; this compares to an 8% regulatory minimum. Management is confident that capital levels are fully sufficient to support a larger balance sheet, providing ample and prudent capacity, for example, for selected branch acquisitions or leveraged investment strategies.

     Total capital reached $62.7 million at quarter end, $7.6 million or 13.7% higher than twelve months earlier. This increase is attributable to dividends declared on common stock of $2.9 million versus net income of nearly $9.6 million, or a 30.4% dividend payout. The higher first quarter 1994 dividend reflects a 2 cents per share or 8% increase approved by the Board of Directors last August, the third dividend increase within two years. The first quarter 1994 dividend payout of 30.9% is at the low end of the company's targeted 30-40% guideline.

     The 12.1% increase in book value per share from March 31, 1993 approximates the increase in total capital discussed above, slightly offset by 1.5% more in shares outstanding largely because of the impact of a higher stock price on valuing unexercised options. The higher increase in tangible book per share reflects a $161,000 or 28% reduction in intangibles due to planned amortization.

     The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, cash dividends declared, and share volume traded for the last six quarters are shown below.


For the Quarter       Market    Market    Market     Cash     Share
Ended:                Price     Price     Price    Dividend   Volume
                       High      Low      Close    Declared   Traded
                      ------    ------    ------    ------    ------
                                       Amount and Change
                                     from Preceding Quarter
                      ------    ------    ------    ------    ------


December 31, 1992
   Amount              $25.00    $20.00    $23.75     $0.25    89,000
   Change                 N/A       N/A       N/A       N/A       N/A

March 31, 1993
   Amount              $30.75    $23.00    $29.00     $0.25   315,000
   Change                23.0%     15.0%     22.1%      0.0%    253.9%

June 30, 1993
   Amount              $30.00    $25.00    $27.00     $0.25   299,000
   Change                -2.4%      8.7%     -6.9%      0.0%     -5.1%

September 30, 1993
   Amount              $30.00    $26.00    $30.00     $0.27   467,000
   Change                 0.0%      4.0%     11.1%      8.0%     56.2%

December 31, 1993
   Amount              $30.50    $27.88    $28.50     $0.27   253,000
   Change                 1.7%      7.2%     -5.0%      0.0%    -45.8%

March 31, 1994
   Amount              $30.75    $28.50    $29.25     $0.27   129,000
   Change                 0.8%      2.2%      2.6%      0.0%    -49.0%


Change from
March 31, 1993 to
March 31, 1994
   Amount               $0.00     $5.50     $0.25     $0.02  (186,000)
 % Change                 0.0%     23.9%      0.9%      8.0%    -59.0%



Loans

     Loans outstanding, net of unearned discount, reached an all-time high of $426.5 million as of March 31, 1994, up 16.1% from one year earlier. As shown in the table below, CBSI is predominantly a retail bank, with more than 71% of its outstandings spread across three basic consumer loan types. These types are more fully defined in the company's 1993 annual report.


For the Quarter        U.S.     Mtg-Backs     Tax       Other      Total    Invests /
Ended:                Gov'ts       (a)      Exempts      (b)    Investments Earning
(000's)               ------     ------     ------     ------     ------     Assets
                                       Amount and Change
                                    from Preceding Quarter                   (Period
                      ------     ------     ------     ------     ------      End)
December 31, 1992
   Amount             $106,797   $116,487    $27,940    $11,762   $262,986       42.1%
   Change                  N/A        N/A        N/A        N/A        N/A        N/A

March 31, 1993
   Amount             $120,475   $107,659    $27,797     $9,506   $265,437       41.9%
   Change                 12.8%      -7.6%      -0.5%     -19.2%       0.9%      (0.1)

June 30, 1993
   Amount             $117,435   $105,787    $26,939     $7,840   $258,001       40.3%
   Change                 -2.5%      -1.7%      -3.1%     -17.5%      -2.8%      (1.6)

September 30, 1993
   Amount             $111,309   $101,248    $27,612     $6,554   $246,723       38.3%
   Change                 -5.2%      -4.3%       2.5%     -16.4%      -4.4%      (2.0)

December 31, 1993
   Amount             $114,413   $107,567    $24,585     $6,980   $253,544       37.8%
   Change                  2.8%       6.2%     -11.0%       6.5%       2.8%      (0.6)

March 31, 1994
   Amount             $120,183   $144,284    $23,807     $7,279   $295,553       40.9%
   Change                  5.0%      34.1%      -3.2%       4.3%      16.6%       3.2

Change from
March 31, 1993 to
March 31, 1994
   Amount                ($292)   $36,625    ($3,990)   ($2,227)   $30,116       -1.0%
   Change                 -0.2%      34.0%     -14.4%     -23.4%      11.3%      ---

Investment Mix
March 31, 1993            45.4%      40.6%      10.5%       3.6%     100.0%
March 31, 1994            40.7%      48.8%       8.1%       2.5%     100.0%
   Change                 -4.7%       8.3%      -2.4%      -1.1%      ---

Note:  (a)  Includes CMO's
       (b)  Includes Money Market Investments


 * May not foot due to rounding

     Growth during the quarter just ended was a relatively good 2.1% in light of the normally slow winter season. The reason for the pick-up compared to the first quarter 1993 increase of 1.4% was stronger consumer indirect loan demand, largely reflecting the purchase of automobiles consistent with strong demand nationwide; approximately 42% of indirect automobile loans outstanding are for new vehicles versus 58% for used. While growth was not as good in percentage terms as in the prior year, residential mortgages climbed more on an absolute basis this quarter, despite the season and the expected slowdown in refinancing as financial market rates continue to rise.

     The remaining two loan types had lower first quarter growth versus the 1993 quarter. Consumer direct loans declined because of steady run off of the conventional installment and direct personal loan components since the 1990 recession. And business loans rose a relatively modest 2.4% compared to more than twice that pace a year earlier.

     Loans at CBSI have now climbed for eight consecutive quarters, performance which compares very favorably against the banking industry in general. Since March 31, 1993, the largest portion of the $59 million in growth has come from consumer mortgages (47%), owing to the national refinancing surge and the bank's strategy to actively participate in it. Business lending accounted for the next largest share (38%), reflecting strong receptiveness from small and medium-sized companies to CBSI's approach of offering responsive, personalized service based on decision-making at the local level. After bottoming out in the spring of 1993 following several years of decline, consumer indirect loans contributed 14% of the last twelve months' growth. And consumer direct loans remained virtually flat due to positive trends of home equity and student loans.

     The change in loan portfolio mix by type over the last year is shown at the bottom of the above table. The resulting shares continue the trend of the previous five years of greater consumer mortgage and business lending focus, and reduced consumer direct presence. The consumer indirect share has now stabilized following erosion since 1989.

     As discussed in the net interest income section of this report, earning asset yields have fallen 95 basis points over the four quarters ending March 31, 1994. The loan yield component has fallen 85 basis points. Nonetheless, CBSI's predominantly retail loan mix and related pricing objectives have maintained a very favorable overall loan yield, being in the 93rd peer percentile as of year-end 1993.


Loan Loss Provision and Reserve for Loan Losses

     The provision for future loan losses was $239,000 for the three months ended March 31, 1994, down $168,000 or 41% versus the same period last year.
The reasons that the loan loss provision was able to be reduced are a highly favorable net charge-off experience; a manageable level of non-performing loans, defined as non-accruing loans plus loans 90 days past due but still accruing; and a loan loss reserve fully adequate to support a higher level of loans.

     As the table below shows, 1994's net charge-offs to date are reduced from the prior year's level due to lower gross charge-offs. CBSI's general experience has been at or slightly better than the peer norm, but recent net charge-off results have been stronger further, being in the favorable 37th peer percentile as of December 31, 1993.

                               3 Months  3 Months 12 Months 12 Months 12 Months
(000's or % Ratios)            Mar 31,   Mar 31,   Dec 31,   Dec 31,   Dec 31,
                                 1994      1993      1993      1992      1991
- - - ----------                       ----      ----      ----      ----      ----

Net Charge-offs                    $238      $325      $782    $2,057    $1,810
Net Charge-offs/Ave Loans          0.23%     0.36%     0.20%     0.59%     0.51%

Gross Charge-offs                  $338      $488    $1,410    $2,601    $2,271
Gross Charge-offs/Ave Loans        0.33%     0.54%     0.37%     0.74%     0.64%

Recoveries                          $99      $163      $628      $545      $461
Recoveries/Prior year              28.6%     29.5%     24.2%     83.8%     18.0%
      gross charge offs


     Non-performing loans remained at a manageable level as of the most recent quarter end at $2.5 million, up $538,000 from twelve months earlier. The primary reason for the increase is higher commercial loan non-accruals in CBNA's Southern Region, where staff has become more conservative in placing credits in this classification. Though up a bit from March 31, 1993's level, the overall ratio of non-performers to loans outstanding is acceptable at .59%, being in the low 23rd peer percentile as of year-end 1993.

     Loan loss reserves reached a new high as of September 30, 1993 of $5.7 million or 1.44% of loans outstanding, having been steadily built since year-end 1991. Net charge-offs have continued to remain low and non-performers well within control. Moreover, our regulators recently concurred in their regular examination that reserves were very adequate, and management is confident that it is sufficient to support planned, full-year 1994 loan growth.

     As a result, the bank has maintained third quarter 1993's reserve level by having the loan loss provision expense cover net charge-offs dollar for dollar. The ratio of loan loss provision to net charge-offs for the most recent quarter end thus decreased from 125% twelve months earlier to 100%. The cushion of loan loss reserves over non-performers is considered ample at 227%, down slightly from year end 1993 when it was above the peer norm in the favorable 72nd percentile.


                               3 Months  3 Months 12 Months 12 Months 12 Months
(000's or % Ratios)            Mar 31,   Mar 31,   Dec 31,   Dec 31,   Dec 31,
                                 1994      1993      1993      1992      1991
- - - ----------                       ----      ----      ----      ----      ----

Non-Performing Loans             $2,509    $1,972    $2,391    $1,606    $2,326
Non-Performing Loans/Loans         0.59%     0.54%     0.57%     0.44%     0.67%

Loan Loss Allowance              $5,707    $5,064    $5,707    $4,982    $4,312
Loan Loss Allowance/Loans          1.34%     1.38%     1.37%     1.37%     1.24%

Loan Loss Allowance/                227%      257%      239%      310%      185%
     Non-Performing Loans

Loan Loss Provision                $238      $407    $1,506    $2,727    $2,516
Loan Loss Provision/                100%      125%      193%      133%      139%
     Net Charge-offs

     The following table sets forth detail on non-performing and restructured loans and other real estate owned. Consistent with CBSI's low non-performing loan levels, the ratio of non-performing assets to total assets was .41%, virtually the same as at December 31, 1993 when it was well below the 25th peer percentile.


                               3 Months  3 Months 12 Months 12 Months 12 Months
(000's or % Ratios)            Mar 31,   Mar 31,   Dec 31,   Dec 31,   Dec 31,
                                 1994      1993      1993      1992      1991
- - - ----------                       ----      ----      ----      ----      ----

Loans accounted for on a         $1,971    $1,082    $1,738      $881    $1,369
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                      $538      $890      $653      $726      $957
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Resructurings                 $228      $326      $243      $356    $1,720
Other Real Estate                  $375      $499      $433      $459    $1,426
                                   -----     -----     -----     -----     -----
Total Non-Performing Assets      $3,112    $2,797    $3,067    $2,422    $5,472
Total Non-Performing Assets/       0.41%     0.41%     0.43%     0.36%     0.86%
    Total Assets

 * May not foot due to rounding


Deposits

     Deposits are the primary source of funds for use in lending and investment activities, amounting to 88.1% of average earning assets for the quarter ended March 31, 1994. This relationship compares to 92.9% for the same period last year, and in part reflects CBSI's planned asset/liability management strategy to enhance net interest income by being in a net borrowed funds position, a practice which began in the early fall of 1992. The reason for the reduction in the first quarter 1994 deposit to earning assets ratio from the fourth quarter 1993 level reflects deposits being unchanged while earning assets increased by $33.1 million. As shown in the next section of this report, this increase was funded by greater borrowings.

     The table below displays the components of total deposits and volume and rate trends over the last five quarters.


For the Quarter      Average   Average   Average   Average   Average   Average
Ended:                Demand   Savings    Money      Time     Total   Deposits/
(000's)                                   Market             Deposits  Earning
                      ------    ------    ------    ------    ------    Assets
                                        Amount and Average Rate
                      ------    ------    ------    ------    ------    ------

December 31, 1992
   Amount             $86,323  $226,541   $78,579  $191,046  $582,489      94.6%
Yield / Rate            ----       3.05%     2.82%     4.73%     3.11%

March 31, 1993
   Amount             $84,744  $237,060   $78,189  $182,275  $582,268      92.9%
Yield / Rate            ----       2.91%     2.73%     4.55%     2.98%

June 30, 1993
   Amount             $85,818  $251,997   $81,296  $195,382  $614,493      95.9%
Yield / Rate            ----       2.85%     2.72%     4.44%     2.94%

September 30, 1993
   Amount             $88,563  $240,831   $78,329  $189,625  $597,350      93.0%
Yield / Rate            ----       2.68%     2.64%     4.38%     2.82%

December 31, 1993
   Amount             $91,701  $241,030   $75,144  $193,265  $601,141      92.5%
Yield / Rate            ----       2.53%     2.50%     4.17%     2.67%

March 31, 1994
   Amount             $92,522  $241,123   $72,003  $196,099  $601,747      88.1%
Yield / Rate            ----       2.49%     2.52%     4.13%     2.65%

Change in average
outstandings from
March 31, 1993 to
March 31, 1994
   Amount              $7,779    $4,063   ($6,186)  $13,824   $19,479      -4.7%
 % Change                 9.2%      1.7%     -7.9%      7.6%      3.3%

Change in
yield / rate from
March 31, 1993 to
March 31, 1994
Change (% pts)          ----      (0.42)    (0.22)    (0.41)    (0.33)

Deposit Mix
March 31, 1993           14.6%     40.7%     13.4%     31.3%    100.0%
March 31, 1994           15.4%     40.1%     12.0%     32.6%    100.0%
   Change                 0.8%     -0.6%     -1.5%      1.3%    ----

 * May not foot due to rounding

     Total average deposits for the quarter ended March 31, 1994 were 3.3% higher than for the comparable period last year. Forty percent of the growth was in demand deposits, with the greatest share of the increase in business checking followed by personal accounts. Factors contributing to this climb include: an expanded business customer base consistent with record increases in business loans; the spring 1993 closing of the Jefferson National Bank in CBNA's Northern Region; and the sale of the former Manufacturer's Hanover branches in the Olean market. The latter two market share factors also underlie the combined 2.4% increase in all other accounts.

     The mix of savings, money market, and time accounts has changed slightly since first quarter 1993. An increase in time deposits over two years in maturity, which began with CBSI's 1-2-3 C.D. promotion in the late winter/early spring period last year, has continued on a small but steady basis. During the same period, money market deposits have been reduced. Besides a conscious shift of our public funds customers out of low rate liquid deposits into certificates of deposit, the recent turn up in financial market rates and CBSI's more competitive pricing in the longer maturities appears to be encouraging consumers to extend their maturity preferences as well. At about 27% of total deposits as of March 31, 1993, time deposits under $100,000 are well below their share in a more normal interest rate environment; during the fourth quarter of 1991, this category averaged 37% of total deposits.

     The above table also shows that the decrease in rates on interest-bearing deposits has slowed markedly in the most recent quarter, suggesting that overall rates are most likely at their bottom. As of year-end 1993, CBSI's average rate on interest-bearing deposits under $100,000 was at the peer norm or 48th percentile.


Liquidity and Borrowing Position

     Liquidity involves the ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain operations. This is accomplished through maturities of loans and investments; deposit growth; and access to sources of funds other than deposits, such as the federal funds market, the Federal Home Loan Bank (FHLB), lines of credit with other banks, and selling securities under agreements to repurchase. Management considers all of the above factors in evaluating liquidity requirements and believes its present position to be adequate. Over $113 million in unused borrowing capacity was available within 30 days as of March 31, 1994; at 14.5% of total assets, this liquidity level is well above the bank's 7.5% policy guideline, which is more fully discussed in the company's annual report.

     The following table shows the trend of loans, investments, large liability certificates of deposit, and other borrowings over the last five quarters.

For the Quarter      Average    Average     Ave Core    Ave CD's    Average      Public
Ended:                Loans   Investments   Deposits   >$100,000   Borrowings   Funds /
(000's)                           (a)         (b)                               Average
                      ------     ------      ------      ------      ------     Deposits
                              Amount and Average Yield / Rate
                      ------     ------      ------      ------      ------      ------
December 31, 1992
   Amount            $358,494    $257,188    $553,565     $28,924     $20,580         N/A
Yield / Rate            10.35%       7.96%       3.10%       3.36%       2.74%       ----

March 31, 1993
   Amount            $364,386    $262,606    $561,322     $20,945     $28,340        17.7%
Yield / Rate            10.07%       7.75%       2.96%       3.38%       3.75%       ----

June 30, 1993
   Amount            $372,749    $268,318    $590,523     $23,971     $12,138        18.5%
Yield / Rate             9.88%       7.33%       2.89%       3.29%       3.13%       ----

September 30, 1993
   Amount            $388,137    $254,134    $579,514     $17,836     $25,043        15.9%
Yield / Rate             9.54%       7.30%       2.76%       3.55%       3.24%       ----

December 31, 1993
   Amount            $404,944    $244,733    $576,448     $24,693     $26,394        16.9%
Yield / Rate             9.38%       6.58%       2.64%       3.35%       3.16%       ----

March 31, 1994
   Amount            $419,874    $262,915    $576,613     $25,133     $58,850        17.3%
Yield / Rate             9.22%       6.71%       2.60%       3.72%       3.49%       ----

Change in average
outstandings from
March 31, 1993 to
March 31, 1994
   Amount             $55,487        $310     $15,291      $4,188     $30,509        (0.4)
 % Change                15.2%        0.1%        2.7%       20.0%      107.7%       ----


Change in
yield / rate from
March 31, 1993 to
March 31, 1994
Change (%pts)           (0.85)      (1.04)      (0.36)       0.34       (0.26)

Note:  (a)  Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

       (b) Defined as total deposits minus CD's > $100,000. Rate includes impact of non-interest bearing transaction accounts.

 * May not foot due to rounding

     For the first three months of 1994, CBSI's net short-term borrowing position averaged $58.9 million versus $28.3 million for the same period last year. Nearly one third of borrowings at March 31, 1994 were at an attractive fixed rate with a one year maturity. Borrowings and certificates of deposit are used interchangeably according to the more cost effective option for the maturity of funds desired.

     Compared to first quarter 1993, expanded borrowings and 3.3% higher deposits on average enabled $55.5 million or 15.2% more in loans outstanding as well as a slight increase in average investments. The bank continues to practice the strategy of maintaining or increasing the level of the investment portfolio if reinvestment opportunities are attractive and capital and non-deposit funding sources are sufficient. This strategy largely underlies the increase in borrowings during the quarter just ended.

     Because of its strong capital structure, CBSI is able to manage its net borrowing position to maintain earning asset levels targeted to produce a tier I leverage ratio of 7.75-8.0% under normal asset growth assumptions. On a short-term basis, borrowings also cushion fluctuations in deposits; the bank services a large municipal deposit base which tends to be seasonal in nature. CBNA's monthly asset/liability management committee monitors the trade-off between raising funds through retail deposits versus large liability C.D.'s and other borrowings.


Investments and Asset/Liability Management

     The level and composition of Community Bank System, Inc.'s investment portfolio is designed to balance the constraints of liquidity, interest rate risk, capital, and credit risk while providing an acceptable rate of return. In meeting that objective, the portfolio comprises nearly 41% of earning assets at the present time and contributes a substantial steady stream of interest income using high quality securities with relatively short expected maturities.

     As shown by the table below, investments consist primarily of U.S. Treasury securities, mortgage-backed securities (including U.S. Agencies and collateralized mortgage obligations), and tax-exempt obligations of state and political subdivisions. All investment strategies are developed in conjunction with the bank's asset/liability position, with particular attention given to interest rate risk.

For the Quarter        U.S.     Mtg-Backs     Tax       Other      Total
Ended:                Gov'ts       (a)      Exempts      (b)    Investments
(000's)               ------     ------     ------     ------     ------
                                       Amount and Change
                                    from Preceding Quarter
                      ------     ------     ------     ------     ------

December 31, 1992
   Amount             $106,797   $116,487    $27,940    $11,762   $262,986
   Change                  N/A        N/A        N/A        N/A        N/A

March 31, 1993
   Amount             $120,475   $107,659    $27,797     $9,506   $265,437
   Change                 12.8%      -7.6%      -0.5%     -19.2%       0.9%

June 30, 1993
   Amount             $117,435   $105,787    $26,939     $7,840   $258,001
   Change                 -2.5%      -1.7%      -3.1%     -17.5%      -2.8%

September 30, 1993
   Amount             $111,309   $101,248    $27,612     $6,554   $246,723
   Change                 -5.2%      -4.3%       2.5%     -16.4%      -4.4%

December 31, 1993
   Amount             $114,413   $107,567    $24,585     $6,980   $253,544
   Change                  2.8%       6.2%     -11.0%       6.5%       2.8%

March 31, 1994
   Amount             $120,183   $144,284    $23,807     $7,279   $295,553
   Change                  5.0%      34.1%      -3.2%       4.3%      16.6%

Change from
March 31, 1993 to
March 31, 1994
   Amount                ($292)   $36,625    ($3,990)   ($2,227)   $30,116
   Change                 -0.2%      34.0%     -14.4%     -23.4%      11.3%

Investment Mix
March 31, 1993            45.4%      40.6%      10.5%       3.6%     100.0%
March 31, 1994            40.7%      48.8%       8.1%       2.5%     100.0%
   Change                 -4.7%       8.3%      -2.4%      -1.1%      ---

Note:  (a)  Includes CMO's
       (b)  Includes Money Market Investments

     Approximately $124 million or 42% of the bank's investment portfolio as of March 31, 1994 is carried as Available for Sale (AFS) in accordance with SFAS No. 115, which was adopted as of year-end 1993. The most common criteria for placing securities in the AFS portfolio is the need to sell securities for liquidity and interest rate risk management. CBSI's liquidity practice does not rely on securities sales, and interest rate risk is managed at the time of security purchase rather than after the fact.

     To be conservative, however, the bank has chosen to place in its AFS portfolio all collateralized mortgage obligations and publicly traded securities with a stated final maturity or call date of two years or less. As of March 31, 1994, the AFS portfolio average maturity based on earliest redemption date was
1.4 years, and the pretax market value adjustment (MVA) was $591,000 or .5% above book value. The bank estimates that for each 25 basis point parallel shift in the yield curve, the change in pretax MVA for the present AFS portfolio is approximately $600,000.

     The Held to Maturity portfolio amounted to nearly $172 million as of March 31, 1994. Holdings were primarily mortgage-backed securities (58%) and U.S. Agency obligations (27%). Average time to maturity of debt securities based on the earliest redemption date was about 4.6 years, reflecting a high rate of prepayments on mortgage-backed holdings. The portfolio recorded market value appreciation of $4.4 million or 2.6% above book value for the quarter just ended.

     Purchases during first quarter 1994 were placed in the Held to Maturity portfolio; in anticipation of rising financial market rates, additions were primarily high cash flow, seasoned mortgage-backed securities with a three to four year expected life. This strategy explains the bulk of the 8.3 percentage point increase in the mortgage-backed portfolio mix indicated in the table above.

     Compared to twelve months earlier, total investments outstanding have risen by 11.3% to $295.6 million. For the investment portfolio as a whole, the average time to maturity of debt securities based on the earliest redemption date was about 3.3 years at quarter end, compared to 2.7 years one year earlier. Consistent with the recent rise in financial market rates, market value appreciation decreased from $13.4 million or 5.2% of book value one year ago to $5.0 million or 1.7% of book value at March 31, 1994. As of year-end 1993, CBSI's market value appreciation was in the 80th peer percentile.

     The average fully taxable equivalent yield on the total investment portfolio was 6.71% for the first three months of 1994, down 104 basis from the same period one year earlier, excluding the favorable impact of $158,000 in premiums on $3.4 million in bonds called in March of last year. This decrease reflects the steady decline over the last several years in investment yields available in the financial markets for the maturity range and investment type that CBSI is presently seeking. Nonetheless, CBSI's overall investment yield is highly favorable to peers, being in the 97th percentile as of December 31, 1993. The trend of the decrease in investment yield suggests that it may have reached its low point if financial market rates continue their upturn, which began in October 1993.

     The table below displays several of the underlying investment portfolio statistical measures discussed above on a quarterly basis since December 31, 1992.


For the Quarter     Portfolio  Portfolio Portfolio   AFS Market    Net
Ended:               Average   Maturity  Market /      Value     Realized
(000's)               Yield     (Years)     Book     Adjustment  Gains /
                       (a)        (b)                 (Pretax)   (Losses)
                     --------  --------   --------    --------   --------

December 31, 1992         7.96%     2.7       103.9%        N/A        $0

March 31, 1993            7.75%     2.7       105.2%        N/A        $0

June 30, 1993             7.33%     2.5       104.9%        N/A        $0

September 30, 1993        7.30%     2.6       104.8%        N/A        $0

December 31, 1993         6.58%     2.3       103.7%     $2,164      ($15)

March 31, 1994            6.71%     3.3       101.7%       $592       ($3)


Change from
March 31, 1993 to
March 31, 1994           -1.04%     0.6        -3.5%        N/A       ($3)



Note:  (a)  Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

       (b)  Based on earliest redemption date.

 * May not foot due to rounding

Part II.  Other Information




     Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits required by Item 601 of Regulation S-K:

             (11)  Statement re Computation of earnings per share

          b)  Reports on Form 8-K:  None

                                      SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                Community Bank System, Inc.



Date:  August 13, 1993                    /s/ Sanford A. Belden
                                    Sanford A. Belden, President
                                     and Chief Executive
                                                 officer



Date:  August 13, 1993                    /s/ David G. Wallace
                                       David G. Wallace, Senior
                                         Vice President and Chief
                                         Financial Officer

                     Community Bank System, Inc.
              Statement re Earnings Per Share Computation

                             Exhibit 11
                             ----------

                                             Three Months    Three Month
                                                Ended           Ended
                                              March 31,       March 31,
Primary Earnings Per Share                      1994            1993
- - - --------------------------                   -----------     -----------

Net Income                                    2,400,231       2,378,795

                                             -----------     -----------
Income applicable to common stock             2,400,231       2,378,795
                                             ===========     ===========

Weighted average number of common shares      2,748,905       2,701,840

Add: Shares issuable from assumed exercise
   of incentive stock options                    58,746          65,209
                                             -----------     -----------

Weighted average number of common shares -
     adjusted                                 2,807,651       2,767,049
                                             ===========     ===========

Primary earnings per share                        $0.85           $0.86
                                             ===========     ===========


Fully diluted earnings per share
- - - --------------------------------

Net Income                                    2,400,231       2,378,795
                                             ===========     ===========

Weighted average number of common shares -
     adjusted                                 2,807,651       2,767,049
Add: Equivalent number of common shares
   assuming conversion of preferred
                                             -----------     -----------
Weighted average number of common shares -
     adjusted                                 2,807,651       2,767,049
                                             ===========     ===========

Fully diluted earning per share                   $0.85           $0.86
                                             ===========     ===========