Form 10-Q/A
period 1994-03-31
COMMUNITY BANK SYSTEM INC
filed 1994-06-24
CIK 723188

                            FORM 10 - Q / A

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            AMENDMENT NO. 1

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended March 31, 1994


Commission file number 0-11716


                      COMMUNITY BANK SYSTEM, INC.
        (Exact name of registrant as specified in its charter)


        DELAWARE                                16-1213679
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Common Stock, $1.25 par value -- 2,751,718 shares as of May 13, 1994.
The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for March 31, 1994 on Form 10-Q as set forth in the pages attached hereto:

        Part 1 Item 2. Management Discussion and Analysis

        SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                          COMMUNITY BANK SYSTEM, INC.
                                 (Registrant)



Date:  May 31, 1994                By:     DAVID G. WALLACE
                                           David G. Wallace
                                          Senior Vice President
                                          and Chief Financial
                                                Officer

Part 1.  Financial Information

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


                                 Three Months Ended           Change
                                  3/31/94    3/31/93      Amount   Percent

(000's)

Fiduciary services                    $341        $263        $78      29.5%

Service charges of                    $355        $349         $7       2.0%
     deposit accounts

Other service charges,                $328        $263        $65      24.8%
     commissions, and fees

Net gain (loss) on sale                ($3)         $8       ($11)   -136.0%
     of investments and
     other assets
                                 ---------- ----------  ---------- ---------
Total noninterest income
 - Amount                           $1,021        $883       $139      15.7%
 - % of Average
     assets                           0.57%       0.53%      0.03%      ---


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


                                 Three Months Ended           Change
                                  3/31/94    3/31/93      Amount   Percent

(000's)

Personnel Expense                   $3,284      $3,024       $260       8.6%

Occupancy, furniture,                 $948        $892        $56       6.3%
     and equipment

Adminstrative and business          $1,133      $1,197       ($64)     -5.4%
     development

All other expense                     $891      $1,032      ($141)    -13.7%

                                 ---------- ----------  ----------  --------
Total noninterest income
 - Amount                           $6,256      $6,145       $111       1.8%
 - % of Average
     assets                           3.47%       3.72%     -0.24%      ---

Efficiency ratio                      59.7%       58.2%       1.5%      ---

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

 * May not foot due to rounding


     Consistent with pretax income performance, income taxes payable were essentially the same as in 1993. The effective tax rate was down an insignificant .4 percentage points to 37.0%. CBSI's marginal tax rates are 35% federal (up from 34% prior to the passing of the Omnibus Budget Reconciliation Act of 1993) and 9% state. Compared to peers, the company's effective tax rate is in the unfavorable 77th percentile; this is explained by New York State's very high tax level as well as tax exempt security holdings being slightly below the norm in the 44th percentile.

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

For the Quarter     Consumer   Consumer   Consumer   Business   Total  Yield on
Ended:               Direct    Indirect   Mortgages   Lending   Loans   Loans
(000's)             -------    --------    --------   --------  ------  -------
                                     Amount and Change                 Quarterly
                                   from Preceding Quarter               Average
                    -------    --------    --------   --------  ------  --------
December 31, 1992
  Amount            $94,608     $71,314    $100,656    $95,779 $362,356  10.35%
  Change                N/A         N/A         N/A        N/A      N/A     N/A

March 31, 1993
  Amount            $92,005     $68,650    $105,577   $101,234 $367,467  10.07%
  Change              -2.8%       -3.7%        4.9%       5.7%     1.4%  (0.28)

June 30, 1993
  Amount            $90,296     $71,123    $111,873   $108,537 $381,830   9.88%
  Change              -1.9%        3.6%        6.0%       7.2%     3.9%  (0.19)

September 30, 1993
   Amount           $95,102     $72,120    $120,124   $109,788 $397,134   9.54%
   Change              5.3%        1.4%        7.4%       1.2%     4.0%  (0.34)

December 31, 1993
   Amount            $95,502    $74,321    $127,618   $120,430 $417,871   9.38%
   Change               0.4%       3.1%        6.2%       9.7%     5.2%  (0.16)

March 31, 1994
   Amount            $92,908    $77,103    $133,085   $123,373 $426,470   9.22%
   Change              -2.7%       3.7%        4.3%       2.4%     2.1%  (0.16)

Change from
March 31, 1993 to
March 31, 1994
   Amount               $903     $8,454    $27,508   $22,139    $59,003  (0.85)
   Change               1.0%      12.3%      26.1%     21.9%      16.1%     N/A

Loan Mix
March 31, 1993         25.0%      18.7%      28.7%     27.5%     100.0%
March 31, 1994         21.8%      18.1%      31.2%     28.9%     100.0%

  Change               -3.3%      -0.6%       2.5%      1.4%       ---

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

                               3 Months  3 Months 12 Months 12 Months 12 Months
(000's or % Ratios)            Mar 31,   Mar 31,   Dec 31,   Dec 31,   Dec 31,
                                 1994      1993      1993      1992      1991
- - ----------                       ----      ----      ----      ----      ----

Net Charge-offs                    $238      $325      $782    $2,057    $1,810
Net Charge-offs/Ave Loans          0.23%     0.36%     0.20%     0.59%     0.51%

Gross Charge-offs                  $338      $488    $1,410    $2,601    $2,271
Gross Charge-offs/Ave Loans        0.33%     0.54%     0.37%     0.74%     0.64%

Recoveries                          $99      $163      $628      $545      $461
Recoveries/Prior year              28.6%     29.5%     24.2%     83.8%     18.0%
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


                               3 Months  3 Months 12 Months 12 Months 12 Months
(000's or % Ratios)            Mar 31,   Mar 31,   Dec 31,   Dec 31,   Dec 31,
                                 1994      1993      1993      1992      1991
- - ----------                       ----      ----      ----      ----      ----

Non-Performing Loans             $2,509    $1,972    $2,391    $1,606    $2,326
Non-Performing Loans/Loans         0.59%     0.54%     0.57%     0.44%     0.67%

Loan Loss Allowance              $5,707    $5,064    $5,707    $4,982    $4,312
Loan Loss Allowance/Loans          1.34%     1.38%     1.37%     1.37%     1.24%

Loan Loss Allowance/                227%      257%      239%      310%      185%
     Non-Performing Loans

Loan Loss Provision                $238      $407    $1,506    $2,727    $2,516
Loan Loss Provision/                100%      125%      193%      133%      139%
     Net Charge-offs

     The following table sets forth detail on non-performing and restructured loans and other real estate owned. Consistent with CBSI's low non-performing loan levels, the ratio of non-performing assets to total assets was .41%, virtually the same as at December 31, 1993 when it was well below the 25th peer percentile.


                               3 Months  3 Months 12 Months 12 Months 12 Months
(000's or % Ratios)            Mar 31,   Mar 31,   Dec 31,   Dec 31,   Dec 31,
                                 1994      1993      1993      1992      1991
- - ----------                       ----      ----      ----      ----      ----

Loans accounted for on a         $1,971    $1,082    $1,738      $881    $1,369
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                      $538      $890      $653      $726      $957
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Resructurings                 $228      $326      $243      $356    $1,720
Other Real Estate                  $375      $499      $433      $459    $1,426
                                   -----     -----     -----     -----     -----
Total Non-Performing Assets      $3,112    $2,797    $3,067    $2,422    $5,472
Total Non-Performing Assets/       0.41%     0.41%     0.43%     0.36%     0.86%
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





                                Community Bank System, Inc.



Date:  May 16, 1994                       /s/ Sanford A. Belden
                                    Sanford A. Belden, President
                                     and Chief Executive
                                                 officer



Date:  May 16, 1994                       /s/ David G. Wallace
                                       David G. Wallace, Senior
                                         Vice President and Chief
                                         Financial Officer