Form 10-Q
period 1994-06-30
COMMUNITY BANK SYSTEM INC
filed 1994-08-15
CIK 723188

FORM 10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the six months ended June 30, 1994


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

Common Stock, $1.25 par value -- 2,770,150 shares as of August 12, 1994.

                                              INDEX

                          COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

      Consolidated balance sheets --
      June 30, 1994, December 31, 1993 and June 30, 1993.

      Consolidated statements of income --
      Three months ended June 30, 1994 and 1993 and six months ended June 30, 1994 and 1993.

      Consolidated statements of cash flows -- six months ended June 30, 1994 and 1993.


Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
- - ----------------------------------------------------------------------------------------------------------

                                                             June 30,       December 31,       June 30,
                                                               1994             1993             1993
ASSETS
    Cash and due from banks                                 $33,925,122      $27,422,278      $33,397,351
    Interest bearing deposits with other banks                        0           90,000          188,000
    Federal funds sold                                                0                0                0

                       TOTAL CASH AND CASH EQUIVALENTS       33,925,122       27,512,278       33,585,351

    Investment securities
       U.S. Treasury                                         27,173,746       27,797,096       28,211,303
       U.S. Government agencies and corporations            100,397,674       86,615,555       89,223,964
       States and political subdivisions                     21,245,769       24,584,525       26,938,754
       Mortgage-backed securities                           153,484,605      108,319,876      105,305,626
       Other securities                                      11,342,609        5,636,214        7,632,783
       Federal Reserve Bank                                     551,550          500,350          500,350

                           TOTAL INVESTMENT SECURITIES      314,195,953      253,453,616      257,812,780
    Loans                                                   471,709,542      443,601,070      408,913,908
      Less: Unearned discount                                26,182,653       25,729,899       27,083,834
            Reserve for possible loan losses                  5,970,451        5,706,609        5,349,562

                                             NET LOANS      439,556,438      412,164,562      376,480,512
    Bank premises and equipment                               9,676,990       10,045,782       10,052,528
    Accrued interest receivable                               5,163,945        4,538,769        5,069,011
    Intangible assets                                         5,821,897          452,264          533,049
    Other assets                                              9,531,975        4,885,244        6,787,413

                                          TOTAL ASSETS     $817,872,320     $713,052,515     $690,320,644

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest bearing                                   $96,642,099      $88,644,788      $86,986,518
      Interest bearing                                      579,050,131      499,670,455      514,781,722

                                        TOTAL DEPOSITS      675,692,230      588,315,243      601,768,240

    Federal funds purchased and securities sold under
       agreements to repurchase                              32,500,000       57,000,000       16,500,000
    Term borrowings                                          40,550,000          550,000       10,000,000
    Obligations under capital lease                                   0           42,036           91,127
    Accrued interest and other liabilities                    5,313,157        5,158,809        4,907,091

                                     TOTAL LIABILITIES      754,055,387      651,066,088      633,266,458

    Shareholders' equity
       Preferred stock $1.00 par value                                0                0                0
       Common stock $1.25 par value                           3,457,460        3,435,398        3,402,770
       Surplus                                               14,617,429       14,374,149       14,040,468
       Undivided profits                                     46,462,129       42,902,266       39,618,201
       Unearned gains (losses) on available for
                sale securities                                (715,325)       1,280,466                0
       Less:  Shares issued under
                employee stock plan - unearned                    4,760            5,852            7,253



                            TOTAL SHAREHOLDERS' EQUITY       63,816,933       61,986,427       57,054,186

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $817,872,320     $713,052,515     $690,320,644

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
- - --------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,

INTEREST INCOME                                              1994             1993               1994             1993
  Interest and fees on loans                             $10,092,535       $9,183,219        $19,635,779      $18,231,331
  Interest and dividends on investments:
     U.S. Treasury                                           489,192          518,300            971,682        1,036,814
     U.S. Government agencies and corporations             1,569,272        1,628,035          3,124,097        3,425,477
     States and political subdivisions                       361,721          456,800            732,618          918,515
     Mortgage-backed securities                            2,316,875        1,839,251          3,925,208        3,756,724
     Other securities                                        108,307          174,334            263,202          431,267
  Interest on federal funds sold                                   0           51,591                  0           52,640
  Interest on deposits at other banks                             75           15,783              1,133           18,398

                                                          14,937,977       13,867,313         28,653,719       27,871,166
INTEREST EXPENSE
  Interest on deposits
     Savings                                               2,041,197        2,313,342          3,968,776        4,542,749
     Time                                                  2,203,747        2,140,825          4,203,063        4,185,179
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     Term borrowings                                         821,366           92,999          1,327,104          353,140
  Interest on capital lease                                      128            1,594                629            3,542

                                                           5,066,438        4,548,760          9,499,572        9,084,610

                               NET INTEREST INCOME         9,871,539        9,318,553         19,154,147       18,786,556
Provision for possible loan losses                           422,245          375,000            661,417          781,920

                               NET INTEREST INCOME AFTER
                               PROVISION FOR LOAN LOSSES   9,449,294        8,943,553         18,492,730       18,004,636

OTHER INCOME
  Fiduciary services                                         384,195          291,351            724,708          554,300
  Service charges on deposit accounts                        392,648          356,047            748,097          704,549
  Other service charges, commissions and fees                325,433          206,096            621,115          437,601
  Other operating income                                      38,750           14,442             71,276           53,997
  Investment security gain (loss)                              1,430                0             (1,695)               0

                                                           1,142,456          867,936          2,163,501        1,750,447

                                                          10,591,750        9,811,489         20,656,231       19,755,083
OTHER EXPENSES
  Salaries, wages and employee benefits                    3,200,237        2,957,155          6,484,227        5,980,914
  Occupancy expense of bank premises, net                    488,328          433,142          1,021,616          920,890
  Equipment and furniture expense                            433,447          406,531            848,330          810,792
  Other                                                    2,216,925        2,152,880          4,241,014        4,382,468

                                                           6,338,937        5,949,708         12,595,187       12,095,064

                             INCOME BEFORE INCOME TAXES    4,252,813        3,861,781          8,061,044        7,660,019
Income taxes                                               1,604,000        1,433,000          3,012,000        2,852,443

                                             NET INCOME   $2,648,813       $2,428,781         $5,049,044       $4,807,576

Earnings per common share                                      $0.94            $0.87              $1.80            $1.73

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Six Months Ended June 30, 1994 and 1993

Increase (Decrease) in Cash and Cash Equivalents
                                                                              1994        1993
- - ----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                              $5,049,044     $4,807,576
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                                         1,092,070        726,138
      Amortization of intangible assets                                   (5,369,633)        80,784
      Provision for loan losses                                              661,417        781,920
      Provision for deferred taxes                                          (123,064)        98,726
      Loss on sale of investment securities                                    1,695              0
      Gain on sale of assets                                                     909              0
      Change in interest receivable                                         (625,176)       388,352
      Change in interest payable and accrued expenses                     (1,199,198)    (1,973,202)
      Change in unearned loan fees and costs                                  23,040         92,320
- - ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                              (488,895)     5,002,614
- - ----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                            10,900,000      2,015,036
  Proceeds from maturities of investment securities                      (11,722,208)    35,257,307
  Purchases of investment securities                                     (62,162,318)   (32,096,682)
  Net change in loans outstanding                                        (31,000,660)   (21,157,200)
  Capital expenditures                                                      (724,187)      (246,090)
- - ----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                               (94,709,373)   (16,227,629)
- - ----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings
    accounts                                                              39,940,357     33,612,536
  Net change in certificates of deposit                                   47,436,630     10,241,026
  Net change in term borrowings                                           15,500,000    (26,355,900)
  Payments on lease obligation                                               (42,036)       (47,656)
  Issuance of common stock                                                   265,342        186,250
  Cash dividends                                                          (1,489,181)    (1,357,333)
- - ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                           101,611,112     16,278,923
- - ----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                        6,412,844      5,073,908
  Cash and cash equivalents at beginning of year                          27,512,278     28,511,443
- - ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  33,925,122     33,585,351
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                    $9,355,532     $9,123,586
====================================================================================================
Cash Paid For Income Taxes                                                $3,149,463     $2,629,772
====================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of the consolidated financial statements.

                Community Bank System, Inc. and Subsidiaries

                 Notes to Consolidated Financial Statements

                                 (Unaudited)

                                  June 1994





Note A -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

Part 1.  Financial Information

      Item 1.     Financial Statements

                  The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

      Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the six months ended June 30, 1994 which are not otherwise apparent from the consolidated financial statements included in these reports.

Earning Performance Summary


                                   Three Months Ended           Change
                                   6/30/94     6/30/93      Amount   Percent

(000's)

Net Income                            $2,649      $2,429       $220       9.1%

Earnings per share                     $0.94       $0.87      $0.07       8.0%
Weighted average
     shares outstanding                2,811       2,783         28       1.0%

Return on average assets                1.34%       1.42%     -0.07%      N/A
Average assets                      $790,299    $687,364   $102,935      15.0%

Return on average
     shareholders' equity              16.76%      17.43%     -0.67%      N/A
Average shareholders' equity         $63,404     $55,903     $7,501      13.4%


                                     Six Months Ended            Change
                                   6/30/94     6/30/93      Amount   Percent

(000's)

Net Income                            $5,049      $4,808       $241       5.0%

Earnings per share                     $1.80       $1.73      $0.07       3.8%
Weighted average
     shares outstanding                2,809       2,775         34       1.2%

Return on average assets                1.34%       1.43%     -0.09%      N/A
Average assets                      $760,393    $678,973    $81,420      12.0%

Return on average
     shareholders' equity              16.16%      17.62%     -1.47%      N/A
Average shareholders' equity         $63,022     $55,007     $8,016      14.6%


 * May not foot due to rounding

     Net Income for the second quarter of 1994 reached an all-time high of $2.6 million, up $220,000 (9.1%) from the comparable 1993 period. Compared to the first quarter of 1994, earnings climbed an even stronger 10.4%. Earnings per share at $.94 registered an 8.0% improvement over second quarter 1993, reflecting increased earnings slightly offset by 1.0% more in weighted average shares outstanding. Return on assets and return on shareholders equity remain above peer bank norms at 1.34% and 16.76%, respectively. Strong second quarter earnings brought 1994 year-to-date net income to $5.0 million, $241,000 (5.0%) over the first six months of 1993.

     Despite continued narrowing of net interest margins industry-wide, as reflected by the bank's half point reduction over last year, CBSI's net interest income rose a satisfactory 5.3% for the quarter. This increase resulted from strong loan growth of 16.7% as well as nearly 22% more in investment securities. A good portion of earning asset growth was funded by the company's recent acquisition of three former Columbia Banking FSA branches from the Resolution Trust Corporation. For the six months as a whole, net interest income was higher by 2.0%.

     Second quarter earnings also benefited from greater fee income, which included almost 32% more in trust-related fees as well as meaningful results from a program launched at the beginning of the year to sell fixed rate annuities through the bank's branch system. Overhead rose a relatively modest 6.5%, with about 60% of the increase reflecting personnel required to support business development efforts, staff the new branches, and service transaction volumes which have been building over the last twelve months. For the entire six month period, non-interest income rose nearly 24% over one year earlier while overhead was up 4.1%.

     Lastly, asset quality remains strong. Net charge-offs for the quarter were very modest at .15% of average loans, and non-performing loans were reduced from the year earlier level to a small .47% of loans outstanding. Consistent with 4.5% loan growth during the last three months, the quarter's provision for loan losses rose 12.6% over the same period last year, holding the ratio of loan loss reserve to loans constant at the March 31, 1994 level of 1.34%. Coverage of the reserve over nonperformers was ample at 2.8 times.

     The remainder of this report more fully discusses the balance sheet and earnings trends summarized above.

Net Interest Income

     Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. On a tax-equivalent basis, net interest income for second quarter 1994 increased $507,000 (5.3%) over the same period in 1993 to $10.0 million. Compared with first quarter 1994, there was a $584,000 improvement.

     The change in net interest income reflects both the change in net interest margin (yield on earning assets less cost of funds as a percentage of earning assets) and the change in earning asset levels. The table below shows these underlying dynamics.

For the Quarter      Net       Net    Yield on     Cost     Average    Loans /
Ended:             Interest  Interest  Earning      of      Earning    Earning
(000's)             Income    Margin    Assets    Funds      Assets     Assets
                    ------    ------    ------    ------     ------     ------
                                       Amount and Change                Period
                                     from Preceding Quarter               End
                    ------    ------    ------    ------     ------     ------

December 31, 1992
  Amount             $9,773      6.31%     9.36%     3.10%   $615,682      57.9%
  Change                N/A       N/A       N/A       N/A         N/A       N/A

March 31, 1993
  Amount             $9,529      6.16%     9.20%     3.01%   $626,992      58.1%
  Change              ($244)    -0.15%    -0.16%    -0.09%        1.8%      0.1

June 30, 1993
  Amount             $9,536      5.97%     8.81%     2.91%   $641,067      59.7%
  Change                 $6     -0.20%    -0.39%    -0.10%        2.2%      1.6

September 30, 1993
  Amount             $9,609      5.94%     8.74%     2.80%   $642,270      61.7%
  Change                $73     -0.03%    -0.07%    -0.11%        0.2%      2.0

December 31, 1993
  Amount             $9,383      5.73%     8.51%     2.69%   $649,678      62.2%
  Change              ($225)    -0.21%    -0.23%    -0.12%        1.2%      0.6

March 31, 1994
  Amount             $9,458      5.62%     8.25%     2.72%   $682,789      59.1%
  Change                $75     -0.11%    -0.26%     0.03%        5.1%     (3.2)

June 30, 1994
  Amount            $10,043      5.47%     8.23%     2.82%   $736,418      58.6%
  Change               $584     -0.15%    -0.02%     0.10%        7.9%     (0.4)

Change from
June 30, 1993 to
June 30, 1994
  Amount               $507     -0.49%    -0.58%    -0.09%    $95,351      -1.0%
% Change                5.3%     ---       ---       ---         14.9%     ---

For the Year
Ended:
(000's)

June 30, 1993
  Amount            $19,065      6.06%     8.95%     2.96%   $634,068      59.7%
  Change               ---       ---       ---       ---        ---        ---

June 30, 1994
  Amount            $19,501      5.54%     8.24%     2.77%   $709,751      58.6%
  Change               $436     -0.52%    -0.71%    -0.19%       11.9%     (1.0)


Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.

       (b) Net interest income, margin, and earning asset yield figures exclude premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

 * May not foot due to rounding

     Since the fourth quarter of 1992, margins have narrowed because the yield on earning assets has fallen faster than the rate on deposits. More specifically, the cost of funds rate (total interest expense divided by total deposits plus borrowings) is down only 28 basis points compared to a 113 basis point decline in earning asset yield. The latter reflects downward repricing of approximately $30 million in adjustable rate mortgages and continued steady runoff of high yielding loans and investments. Reductions in deposit rates have been relatively mild during this period, in contrast to more aggressive decreases in 1992, which contributed to a widening of net interest margin.

     Comparing the second quarter just ended to one year earlier, the net interest margin narrowed by 49 basis points due to a 58 basis point decline in the yield on earning assets while the cost of funds rate decreased by only 9 basis points. However, the $95.4 million increase in earning assets shown in the above table more than offset the impact of this shrinkage. Had margins remained constant, net interest income would have increased by over $1.4 million versus $507,000 actually realized.

     Net interest income is also less than it would have been because the mix of earning assets has moved toward a greater share in investments, which have a lower overall yield than loans. Despite very satisfactory loan growth, the loans to earning asset ratio has declined since the fourth quarter of 1993 as the result of improved investment opportunities funded with short-term borrowings and the recent acquisition of the three Columbia branches.

     Comparing second quarter 1994 to first quarter 1994 shows a continued decline in the net interest margin. However, the yield on earning assets remained essentially constant (the decline has slowed due to increased financial market rates) while the cost of funds rate rose 10 BP because of a higher
federal funds rate (raising short-term borrowing costs).   The net interest
margin would have been 5.42% or 5 basis points lower had it not been for a $10 million (12%) increase in demand deposits.

     Despite its recent decrease, net interest margin has long been a historical strength for CBSI, being slightly above the norm in the 86th peer percentile based on comparative data as of March 31, 1994. This performance is largely the result of very high earning asset yields, being in the 92nd percentile, versus cost of funds being slightly above norm in the 62nd percentile.

Non-Interest Income

     Non-interest income, including service charges, commissions, fees, trust income and income from other sources, totaled approximately $1.1 million for the three months ended June 30, 1994, up $275,000 (31.6%) from the same period last year. This brings 1994 YTD non-interest income to $2.2 million, up 23.6% from the same 1993 period.

                                     Three Months Ended            Change
                                     6/30/94     6/30/93      Amount   Percent

(000's)

Fiduciary services                      $384        $291        $93      31.9%

Service charges on                      $393        $356        $37      10.3%
     deposit accounts

Other service charges,                  $339        $219       $121      55.3%
     commissions, and fees

Net gain (loss) on sale                  $26          $2        $24    1226.9%
     of investments and
     other assets
                                  ----------  ----------  --------------------
Total noninterest income
 - Amount                             $1,142        $868       $275      31.6%
 - % of Average
     assets                             0.58%       0.51%      0.07%      ---

                                       Six Months Ended            Change
                                      6/30/94     6/30/93      Amount   Percent

(000's)

Fiduciary services                      $725        $554       $170      30.8%

Service charges on                      $748        $705        $44       6.2%
     deposit accounts

Other service charges,                  $668        $482       $186      38.6%
     commissions, and fees

Net gain (loss) on sale                  $23         $10        $13     128.9%
     of investments and
     other assets
                                  ----------  ----------  --------------------
Total noninterest income
 - Amount                             $2,164      $1,750       $413      23.6%
 - % of Average
     assets                             0.57%       0.52%      0.05%      ---

 * May not foot due to rounding

     As shown by the table above, income from fiduciary services accounts for a third of the total change and is the result of increases in personal trust fees, up 29% as a result of new business and more timely billing, and in employee benefit trust revenue, up 35% largely reflecting an accounting change to more accurately identify EBT gross revenue and external servicing costs.

     Additionally, $53,000 was earned in commissions on the sale of fixed rate annuities, a program launched through CBSI's branch network early in 1994. Increases also occurred in deposit service charges and other commissions, attributable both to a larger number of demand deposit accounts and selected adjustments in CBSI's fee schedule. Lastly, a $24,000 gain was realized in June on the periodic loan sale to Sallie Mae of loans which become out-of-school.

     Management recognizes that the company's level of non-interest income is unsatisfactory, its ratio to average assets being .58% for the quarter or approximately half the peer norm. As noted above, progress is being made addressing this shortfall by maintaining competitive and value-based service charges; selling fixed rate annuities through our 34 customer facilities; offering full service brokerage/financial planning products through dedicated sales representatives in selective markets; and selling/servicing residential mortgages, the first such transaction being with the Federal National Mortgage Association shortly after the end of the second quarter. While only minimal benefit will be realized in 1994, income from these new products is expected to be a significant source of earnings in future years.

Non-Interest Expense

     Non-interest expense or overhead for the three months ended June 30, 1994 increased by $389,000 (6.5%) over the same period last year to $6.3 million, bringing the YTD total up 4.1% over last year to $12.6 million. The table below summarizes the major components of change.

                                     Three Months Ended             Change
                                     6/30/94     6/30/93      Amount   Percent

(000's)

Personnel Expense                     $3,200      $2,957       $243       8.2%

Occupancy, furniture,                   $922        $840        $82       9.8%
     and equipment

Administrative and business           $1,118      $1,063        $55       5.1%
     development

All other expense                     $1,099      $1,090         $9       0.9%

                                  ----------  ----------  --------------------
Total noninterest expense
 - Amount                             $6,339      $5,950       $389       6.5%
 - % of Average
     assets                             3.22%       3.47%     -0.25%      ---

Efficiency ratio                        56.7%       57.2%      -0.5%      ---


                                      Six Months Ended             Change
                                     6/30/94     6/30/93      Amount   Percent

(000's)

Personnel Expense                     $6,484      $5,981       $503       8.4%

Occupancy, furniture,                 $1,870      $1,732       $138       8.0%
     and equipment

Administrative and business           $2,081      $2,188      ($107)     -4.9%
     development

All other expense                     $2,160      $2,195       ($35)     -1.6%

                                  ----------  ----------  --------------------
Total noninterest expense
 - Amount                            $12,595     $12,095       $500       4.1%
 - % of Average
     assets                             3.34%       3.59%     -0.25%      ---

Efficiency ratio                        58.1%       57.7%       0.5%      ---

 * May not foot due to rounding

     Better than 60% of the quarterly increase results from salary and benefit increases caused by modest annual merit awards and 33 additional full time equivalent positions, resulting in a total of 429 employees as of June 30, 1994. These additions pertain to the Columbia branch acquisition (21 FTE); the opening of a denovo branch in Waddington, New York late in 1993 (formerly a Jefferson National Bank branch prior to being closed by the FDIC); expanded business development efforts in the lending and fiduciary services functions; and the need to service the bank's increased transaction volumes over the last twelve months.

     The remainder of the quarter's overhead increase compared to the same quarter last year is spread over a number of expense categories. Higher occupancy expense resulted from the harsh winter and the new Waddington branch property. Administrative expenses were up due to the timing of postage payments and increases in various volume and acquisition-related expenses. Computer services climbed due to an accounting change to reflect the external servicing costs of the employee benefit trust function. Finally, the amortization of intangibles rose due to the acquisition of the Columbia branches, whose $5.5 million premium (or 8.6% of deposits assumed) added approximately $365,000 per annum over the prescribed 15 year amortization period.

     The above increases were offset by reduced use of outside consultants for bank and branch acquisition analysis, lower relocation expenses related to new hires/transferred employees, and less profit and loss expense due to a reduced need to write down repossessed property.

     It should be noted that the overall effect of the Columbia branch acquisition was minimal as the transaction did not occur until late in the second quarter just ended.

     As a percentage of average assets, annualized overhead declined satisfactorily from 3.47% in the second quarter of 1993 to 3.22% in the second quarter of 1994, a level now favorably below the peer norm. CBSI's efficiency ratio (recurring expense divided by recurring operating income) decreased slightly in the second quarter from 57.2% last year to 56.7% this year (the peer bank average is 61.8% as of 12/31/93); this improvement reflects higher net interest income and other income.

Income and Income Taxes

     Income before tax was approximately $4.3 million for the quarter ended June 30, 1994, a $391,000 (10.1%) increase from the same period last year, bringing the YTD total to $8.1 million or 5.2% more than in 1993. As shown by the table below, the increases in overhead and loan loss provision for the quarter are more than offset by improvement in net interest income and non-interest income.

                                   Three Months Ended           Change
                                   6/30/94     6/30/93      Amount   Percent

(000's)

Net interest income                   $9,872      $9,319       $553       5.9%

Loan loss provision                     $422        $375        $47      12.6%

Net interest income                   $9,449      $8,944       $506       5.7%
  after provision for
  loan losses

Other income                          $1,142        $868       $275      31.6%

Other expense                         $6,339      $5,950       $389       6.5%

Income before                         $4,253      $3,862       $391      10.1%
  income tax

Income tax                            $1,604      $1,433       $171      11.9%

Net income                            $2,649      $2,429       $220       9.1%



                                     Six Months Ended           Change
                                   6/30/94     6/30/93      Amount   Percent

(000's)

Net interest income                  $19,154     $18,787       $368       2.0%

Loan loss provision                     $661        $782      ($121)    -15.4%

Net interest income                  $18,493     $18,005       $488       2.7%
  after provision for
  loan losses

Other income                          $2,164      $1,750       $413      23.6%

Other expense                        $12,595     $12,095       $500       4.1%

Income before                         $8,061      $7,660       $401       5.2%
  income tax

Income tax                            $3,012      $2,852       $160       5.6%

Net income                            $5,049      $4,808       $241       5.0%


 * May not foot due to rounding

     As a result of higher pre-tax income, YTD income taxes increased by $160,000, with the effective tax rate being essentially unchanged. CBSI's marginal tax rates are 35% federal (up from 34% prior to passing the Omnibus Budget Reconciliation Act of 1993) and 9% state (plus a 15% surcharge scheduled to be phased out over time). Compared to our peers, the company's effective tax rate at 37.4% is unfavorable because of New York State's very high tax level as well as tax exempt security holdings being slightly below the norm.

Capital

                                    Six Months Ended            Change
                                   6/30/94     6/30/93      Amount   Percent

Tier 1 leverage ratio                   7.14%       8.19%     -1.05%      N/A
Tier 1 capital to                      13.09       14.89      (1.80)      N/A
  risk asset ratio

Cash dividend declared                 $0.54       $0.50      $0.04       8.0%
  per common share
Dividend payout                         29.5%       28.2%      1.30%      N/A

Book value per share: Total           $23.07      $20.96      $2.11      10.1%
                    : Tangible         20.97       20.76       0.20       1.0


     The capital position of Community Bank System, Inc. continues to be ample. As of June 30, 1994, the tier I capital to assets ratio of 7.14% was 105 basis points lower than one year earlier; this significant decrease is the result of the $5.5 million intangible from the Columbia Savings deposit acquisition, $46 million higher borrowings to help fund loan and investment growth, and a $715,000 negative after tax market value adjustment for the available for sale investment portfolio (as required by SFAS 115).

     Though below the peer norm of 7.96% as of March 31, 1994, CBSI's tier I leverage ratio is well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. Management's objective is to maintain the tier I ratio in the 7% range, adequate for regulatory requirements with sufficient capacity for potential branch acquisitions and leverage strategies.

     As a result of the fore-mentioned reasons, the tier I risk-based capital ratio as of June 30, 1994 was 13.09% or 180 basis points lower than it was one year ago. This compares to an 6% "well-capitalized" regulatory minimum. To the degree that earning asset growth results from investment purchases, this risk-based ratio is more favorable since investments have a lower risk component than most loans.

     Total capital reached $63.8 million as of June 30, 1994, $6.8 million (11.9%) higher than twelve months earlier. This increase is attributable to dividends declared on common stock of $3.0 million over the twelve months ended June 30, 1994 versus net income of $9.8 million during the same time frame. The higher first half dividend shown above reflects a 2 cent per share increase (8%) in the quarterly dividend approved by the CBSI Board of Directors last August, the third dividend hike within two years. The YTD 1994 dividend pay-out of 29.5% is slightly below the company's targeted 30-40% guideline.

     The 10.1% increase in book value per share from June 30, 1993 approximates the increase in total capital discussed above, slightly offset by 1.6% more in shares outstanding largely because of the impact of a higher stock price on valuing unexercised options. Tangible book value per share is slightly (1%) higher than a year ago, but has decreased 7.5% since the first quarter of 1994 due to the intangible resulting from the acquisition of the three Columbia branches.

     The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below.

For the Quarter       Market    Market    Market    # of       Cash     Share
Ended:                Price     Price     Price    Shares    Dividend   Volume
                       High      Low      Close  Outstanding Declared   Traded
                      ------    ------    ------    ------    ------    ------
                                       Amount and Change
                                     from Preceding Quarter
                      ------    ------    ------    ------    ------    ------

December 31, 1992
   Amount              $25.00    $20.00    $23.75 2,696,760     $0.25    89,000
   Change                 N/A       N/A       N/A       N/A       N/A       N/A

March 31, 1993
   Amount              $30.75    $23.00    $29.00 2,709,816     $0.25   315,000
   Change                23.0%     15.0%     22.1%      0.5%      0.0%    253.9%

June 30, 1993
   Amount              $30.00    $25.00    $27.00 2,722,216     $0.25   299,000
   Change                -2.4%      8.7%     -6.9%      0.5%      0.0%     -5.1%

September 30, 1993
   Amount              $30.00    $26.00    $30.00 2,745,079     $0.27   467,000
   Change                 0.0%      4.0%     11.1%      0.8%      8.0%     56.2%

December 31, 1993
   Amount              $30.50    $27.88    $28.50 2,748,318     $0.27   253,000
   Change                 1.7%      7.2%     -5.0%      0.1%      0.0%    -45.8%

March 31, 1994
   Amount              $30.75    $28.50    $29.25 2,749,518     $0.27   128,929
   Change                 0.8%      2.2%      2.6%      0.0%      0.0%    -49.0%

June 30, 1994
   Amount              $30.50    $28.50    $30.50 2,765,968     $0.27   253,665
   Change                -0.8%      0.0%      4.3%      0.6%      0.0%     96.7%

Change from
June 30, 1993 to
June 30, 1994
   Amount               $0.50     $3.50     $3.50    43,752     $0.02   (45,335)
 % Change                 1.7%     14.0%     13.0%      1.6%      8.0%    -15.2%

Loans

     Loans outstanding, net of unearned discount, were $445.5 million as of June 30, 1994, a very favorable $63.7 million (16.7%) increase in the last twelve months. As shown in the table below, CBSI is predominantly a retail bank, with over 70% of its outstandings spread across three basic consumer loan types. These types are more fully defined in the company's 1993 annual report.

For the Quarter      Consumer   Consumer   Consumer   Business     Total    Yield on
Ended:                Direct    Indirect   Mortgages   Lending     Loans      Loans
(000's)               ------     ------     ------     ------     ------     ------
                                          Amount and Change                 Quarterly
                                       from Preceding Quarter                Average
                      ------     ------     ------     ------     ------     ------
December 31, 1992
   Amount              $94,608    $71,314   $100,656    $95,779   $362,356      10.35%
   Change                  N/A        N/A        N/A        N/A        N/A        N/A

March 31, 1993
   Amount              $92,005    $68,650   $105,577   $101,234   $367,467      10.07%
   Change                 -2.8%      -3.7%       4.9%       5.7%       1.4%     (0.28)

June 30, 1993
   Amount              $90,296    $71,123   $111,873   $108,537   $381,830       9.88%
   Change                 -1.9%       3.6%       6.0%       7.2%       3.9%     (0.19)

September 30, 1993
   Amount              $95,102    $72,120   $120,124   $109,788   $397,134       9.54%
   Change                  5.3%       1.4%       7.4%       1.2%       4.0%     (0.34)

December 31, 1993
   Amount              $95,502    $74,321   $127,618   $120,430   $417,871       9.38%
   Change                  0.4%       3.1%       6.2%       9.7%       5.2%     (0.16)

March 31, 1994
   Amount              $92,908    $77,103   $133,085   $123,373   $426,470       9.22%
   Change                 -2.7%       3.7%       4.3%       2.4%       2.1%     (0.16)

June 30, 1994
   Amount              $93,768    $86,230   $138,349   $127,180   $445,527       9.29%
   Change                  0.9%      11.8%       4.0%       3.1%       4.5%      0.07


Change from
June 30, 1993 to
June 30, 1994
   Amount               $3,472    $15,107    $26,475    $18,643    $63,697      (0.59)
   Change                  3.8%      21.2%      23.7%      17.2%      16.7%       N/A

Loan mix
June 30, 1993             23.6%      18.6%      29.3%      28.4%     100.0%
June 30, 1994             21.0%      19.4%      31.1%      28.5%     100.0%
   Change                 -2.6%       0.7%       1.8%       0.1%      ---

 * May not foot due to rounding

     Greater than 40% of loan growth in the last twelve months resulted from consumer mortgages. The near 24% increase in that line of business is attributable to the attractive mortgage rate environment and the resulting fixed rate refinancing boom during 1993. While growth during the second quarter of 1994 has slowed with higher interest rates, consumer mortgages rose an acceptable 4.0% from the preceding quarter.

     CBSI's generally prime-based commercial loan portfolio climbed over 17% from a year ago; though a relatively low prime lending rate has encouraged borrowing, small and medium sized companies have been additionally receptive to CBSI's responsive and personalized service. Experienced lending officers who have joined the bank in the last two years have also enhanced commercial loan growth. While the recent increases in the prime rate may have dampened demand a bit, as evidenced by growth of 3.1% during the last three months, expansion of the business lending portfolio remains good.

     Growth of 21% during the last twelve months in indirect consumer loans (applications taken at dealer locations) reflects both high automobile demand industry-wide, which began in the spring of last year, as well as greater emphasis on this product line in CBNA's Southern Region. These factors on top of a normally strong buying season produced a vigorous 11.8% increase in the quarter just ended. Approximately, 58% of the bank's indirect automobile loans are used versus 42% new. About 9% of the consumer indirect portfolio consists of mobile homes and recreational and other vehicles.

     Consumer direct loans have grown 3.8% since June 30, 1993, but have essentially been flat since the end of 1992. The accumulation and periodic sale of student loans caused some fluctuation during this period. The positive growth trend in home equity loans (which are included in this product line as an alternative to direct personal loans) has barely offset run off in the installment and other personal loan components of this category.

     Loans at CBSI have now climbed for nine consecutive quarters, which compares very favorably against the banking industry in general. The change in loan portfolio mix by type over the last year is shown at the bottom of the above table. The resulting mix echoes the trend of the previous several years of more consumer mortgages and commercial loans; the indirect loan share began to turn up in the first quarter of this year after a slide which started before the 1990 recession. There continues to be a decreasing direct consumer loan presence.

     As discussed in the net interest income section of this report, earning asset yields have fallen 58 basis points over the last twelve months. The loan yield has fallen 59 basis points. Nonetheless, CBSI's predominantly retail loan mix and related pricing objectives have maintained a very favorable overall loan yield, being in the 90th peer percentile as of March 31, 1994.

Loan Loss Provision and Reserve for Loan Losses

     The provision for future loan losses was $422,000 for the three months ended June 30, 1994, up $47,000 (12.6%) versus the same period last year. Net charge-offs for the quarter were a very low $159,000 (.15% of loans), up a bit from $90,000 a year ago due to fewer recoveries. The primary reason for the higher provision was to maintain the ratio of loan loss reserve to total loans at the first quarter's 1.34% level, a strategy management considers prudent in light of strong loan growth. As a result, the reserve reached a new high at quarter end of $6.0 million.

     As the table below shows, 1994's YTD net charge offs are reduced from the prior year's level due to lower gross charge offs, partially offset by lower recoveries. CBSI's general experience has been at or slightly better than the peer norm, being in the 60th percentile as of March 31, 1994.

                               3 Months  3 Months  6 Months  6 Months  12 Months
(000's or % Ratios)              June 30   June 30   June 30   June 30   Dec 31,
                                 1994      1993      1994      1993      1993
- - ----------                       ----      ----      ----      ----      ----

Net Charge-offs                    $159       $90      $398      $415      $782
Net Charge-offs/Ave Loans          0.15%     0.10%     0.19%     0.23%     0.20%

Gross Charge-offs                  $282      $261      $620      $749    $1,410
Gross Charge-offs/Ave Loans        0.26%     0.28%     0.29%     0.41%     0.37%

Recoveries                         $123      $171      $222      $334      $628
Recoveries/Prior year              35.0%     26.3%     31.8%     25.9%     24.2%
      gross charge offs


     Non-performing loans remained at a manageable level as of the most recent quarter end at $2.1 million, down $273,000 from twelve months earlier. The major reason for the decrease was pay-outs on several large commercial loan non-performers. Also down from the June 30, 1993 level was the ratio of non-performers to loans outstanding to .47%; the slightly higher level at March 31, 1994 was in the favorable the 32nd percentile.

     The ratio of loan loss provision to net charge offs for the most recent quarter end was 265%, well below the 417% ratio twelve months earlier when the reserve was being built more aggressively. Nonetheless, today's coverage of loan loss reserves over non-performers is stronger at 282% than a year earlier. Moreover, CBNA's regulators recently concurred that reserves were very adequate.



                               3 Months  3 Months  6 Months  6 Months  12 Months
(000's or % Ratios)              June 30   June 30   June 30   June 30   Dec 31,
                                 1994      1993      1994      1993      1993
- - ----------                       ----      ----      ----      ----      ----

Non-Performing Loans             $2,114    $2,387    $2,114    $2,387    $2,391
Non-Performing Loans/Loans         0.47%     0.63%     0.47%     0.63%     0.57%

Loan Loss Allowance              $5,970    $5,350    $5,970    $5,350    $5,707
Loan Loss Allowance/Loans          1.34%     1.40%     1.34%     1.40%     1.37%

Loan Loss Allowance/                282%      224%      282%      224%      239%
     Non-Performing Loans

Loan Loss Provision                $422      $375      $661      $782    $1,506
Loan Loss Provision/                265%      417%      166%      189%      193%
     Net Charge-offs

     The following table reflects the detail on non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .31% as of June 30, 1994, down 16 basis points from a year ago. Troubled debt restructuring declined significantly to only $39,000 compared to three months earlier at $228,000 and a year earlier at $301,000; the change reflects being paid out of a previously restructured commercial loan.



                               6 Months  6 Months 12 Months 12 Months 12 Months
(000's or % Ratios)             June 30   June 30   Dec 31,   Dec 31,   Dec 31,
                                 1994      1993      1993      1992      1991
- - ----------                       ----      ----      ----      ----      ----

Loans accounted for on a         $1,550    $1,731    $1,738      $881    $1,369
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                      $564      $656      $653      $726      $957
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings                 $39      $301      $243      $356    $1,720
Other Real Estate                  $390      $589      $433      $459    $1,426
                                   -----     -----     -----     -----     -----
Total Non-Performing Assets      $2,543    $3,277    $3,067    $2,422    $5,472
Total Non-Performing Assets/       0.31%     0.47%     0.43%     0.36%     0.86%
    Total Assets

 * May not foot due to rounding

     Delinquencies for loans greater than 30 days past due plus nonaccruing loans as of June 30, 1994 have declined across all major loan categories from the prior twelve months as reflected in the following table. The major reasons for the decreases are improved collection efforts and non-performing loan payouts.


Delinquencies                  6 Months  6 Months 12 Months 12 Months 12 Months
30 days - Non-accruing          June 30   June 30   Dec 31,   Dec 31,   Dec 31,
(000's or % Ratios)              1994      1993      1993      1992      1991
- - ----------                       ----      ----      ----      ----      ----

Total Delinquencies              $5,605    $6,103    $7,004    $6,894    $9,928
Ratio to Total Loans               1.19%     1.49%     1.58%     1.76%     2.62%

Time & Demand                    $2,299    $2,176    $2,633    $1,758    $2,908
Ratio to Time & Demand             1.71%     1.91%     2.07%     1.72%     3.21%

Installment                      $2,330    $2,484    $3,156    $4,026    $5,803
Ratio to Installment               1.40%     1.62%     2.01%     2.53%     3.24%

Real Estate                        $976    $1,444    $1,214    $1,110    $1,217
Ratio to Real Estate               0.57%     1.02%     0.76%     0.85%     1.11%

Note:  Ratios to Gross Loans

 * May not foot due to rounding


Deposits

     Deposits are the primary source of funding for loans and investments as measured by the deposits to earning asset ratio. This ratio is down 8.9 percentage points from a year ago to 86.9%, reflecting borrowings as an increased source of funding in order to achieve management's balance sheet leverage objectives. Earning assets have increased $95.4 million over the last twelve months, while deposits have grown $25.7 million. Third quarter 1994 deposit growth will be substantially higher when the full impact of the recent Columbia Banking acquisition is realized.

     The table below displays the components of total deposits and volume and rate trends over the last seven quarters.

For the Quarter      Average   Average   Average   Average   Average    Average
Ended:                Demand   Savings    Money      Time     Total    Deposits/
(000's)                                   Market             Deposits   Earning
                      ------    ------    ------    ------    ------     Assets
                                        Amount and Average Rate
                      ------    ------    ------    ------    ------     ------
December 31, 1992
   Amount             $86,323  $226,541   $78,579  $191,046  $582,489     94.6%
Yield / Rate            ----       3.05%     2.82%     4.73%     3.11%

March 31, 1993
   Amount             $84,744  $237,060   $78,189  $182,275  $582,268     92.9%
Yield / Rate            ----       2.91%     2.73%     4.55%     2.98%

June 30, 1993
   Amount             $85,818  $251,997   $81,296  $195,382  $614,493     95.9%
Yield / Rate            ----       2.85%     2.72%     4.44%     2.94%

September 30, 1993
   Amount             $88,563  $240,831   $78,329  $189,625  $597,350     93.0%
Yield / Rate            ----       2.68%     2.64%     4.38%     2.82%

December 31, 1993
   Amount             $91,701  $241,030   $75,144  $193,265  $601,141     92.5%
Yield / Rate            ----       2.53%     2.50%     4.17%     2.67%

March 31, 1994
   Amount             $92,522  $241,123   $72,003  $196,099  $601,747     88.1%
Yield / Rate            ----       2.49%     2.52%     4.13%     2.65%

June 30, 1994
   Amount             $96,131  $252,259   $77,514  $214,297  $640,200     86.9%
Yield / Rate             ----      2.49%     2.47%     4.12%     2.66%

Change in quarterly average
outstandings & yield / rate
June 30, 1993 to
June 30, 1994
   Amount             $10,312      $262   ($3,782)  $18,915   $25,707     -8.9%
 % Change                12.0%      0.1%     -4.7%      9.7%      4.2%
Change (% pts)           ----     (0.36)    (0.24)    (0.32)    (0.28)

Deposit Mix
June 30, 1993            14.0%     41.0%     13.2%     31.8%    100.0%
June 30, 1994            15.0%     39.4%     12.1%     33.5%    100.0%
   Change                 1.1%     -1.6%     -1.1%      1.7%    ----

Year-to-date average
outstandings: (000's)

June 30, 1993
   Amount             $85,284  $244,570   $79,751  $188,865  $598,469     94.4%
Yield / Rate             ----      2.88%     2.73%     4.50%     2.96%    ----

June 30, 1994
   Amount             $94,337  $246,722   $74,773  $205,248  $621,080     87.5%
Yield / Rate             ----      2.49%     2.49%     4.13%     2.65%    ----


Change in YTD average
outstandings & yield / rate
from June 30, 1993 to
June 30, 1994
   Amount              $9,052    $2,152   ($4,977)  $16,384   $22,610      (6.9)
 % Change                10.6%      0.9%     -6.2%      8.7%      3.8%     ----
Change (%pts)            ----     (0.39)    (0.23)    (0.37)    (0.30)

 * May not foot due to rounding


     Average total deposits for the quarter were 4.2% higher than the comparable 1993 period. Nineteen million dollars (75%) of this growth was in time deposits and $10 million in demand deposits. This was offset slightly by a decrease in money market accounts. The major reasons for the increase are the $62.4 million Columbia Banking FSA deposit acquisition late in the quarter, the Waddington denovo branch, an expanded business customer base consistent with record increases in commercial loans, the spring 1993 closing of the Jefferson National Bank in CBNA's Northern Region, and the sale of the former Manufacturer's Hanover branches in the Southern Region.

     The deposit mix has changed slightly since the second quarter of 1993. Time deposits have increased with the recent up turn in financial market rates; the bank has chosen to promote longer term personal C.D.s aggressively as part of its overall asset/liability management strategy to lengthen its funding structure. Additionally, municipal time deposits have moved toward more historical levels since higher rates have decreased the temporary parking of public funds in money market and savings accounts.

     While borrowing costs have risen with the recent movement in the federal funds rate, the above table shows that the average rates on interest bearing
deposits have lagged or been flat for the last two quarters.   The time deposit
trend also reflects run-off of C.D.s at higher rates than currently being offered. As of March 31, 1994, CBSI's average rate on interest bearing deposits was in the 59th percentile.

Liquidity and Borrowing Position

     Liquidity involves the ability to raise funds to support asset growth, meet requirements for deposit withdrawals, maintain reserve requirements and otherwise sustain operations. This is accomplished through maturities of loans and investments, deposit growth, and access to sources of funds other than local deposits (such as borrowings from the Federal Home Loan Bank, selling securities under agreements to repurchase, and various other sources). All of these factors are considered by management in evaluating the bank's liquidity requirements and position assessment.

     The bank's liquidity level as of June 30, 1994 is deemed by management to be adequate. In the event of a liquidity crisis, over $113 million (essentially short term assets minus short term liabilities) or 13.9% of assets could be converted into cash within a 30 day time period. This puts the liquidity position well above the bank's 7.5% policy minimum. The same policy minimum applies to projections over a 90-day period, for which the actual ratio was 10.2% as of this quarter end. This longer period encompasses continued service to loan customers and normal deposit outflows anticipating viability of the institution after coping with the initial crisis. While this liquidity approach and related measures have been practiced by leading banks for a number of years, they have recently been validated by the New England banking crises.

     The following table shows the trend of loans, investments, large liability certificates of deposit and other borrowings over the last five quarters.

For the Quarter      Average    Average     Ave Core    Ave CD's    Average    Interest
Ended:                Loans   Investments   Deposits   >$100,000   Borrowings   Bearing
(000's)                           (a)         (b)                             Liabilities
                      ------     ------      ------      ------      ------      ------
                              Amount and Average Yield / Rate
                      ------     ------      ------      ------      ------      ------
December 31, 1992
   Amount            $358,494    $257,188    $553,565     $28,924     $20,580    $516,746
Yield / Rate            10.35%       7.96%       3.10%       3.36%       2.74%       3.61%

March 31, 1993
   Amount            $364,386    $262,606    $561,322     $20,945     $28,340    $525,864
Yield / Rate            10.07%       7.75%       2.96%       3.38%       3.75%       3.50%

June 30, 1993
   Amount            $372,749    $268,318    $590,523     $23,971     $12,138    $540,813
Yield / Rate             9.88%       7.33%       2.89%       3.29%       3.13%       3.37%

September 30, 1993
   Amount            $388,137    $254,134    $579,514     $17,836     $25,043    $533,829
Yield / Rate             9.54%       7.30%       2.76%       3.55%       3.24%       3.27%

December 31, 1993
   Amount            $404,944    $244,733    $576,448     $24,693     $26,394    $535,834
Yield / Rate             9.38%       6.58%       2.64%       3.35%       3.16%       3.15%

March 31, 1994
   Amount            $419,874    $262,915    $576,613     $25,133     $58,850    $568,074
Yield / Rate             9.22%       6.71%       2.60%       3.72%       3.49%       3.16%

June 30, 1994
   Amount            $435,678    $300,740    $605,653     $34,548     $81,048    $625,117
Yield / Rate             9.29%       6.69%       2.60%       3.67%       4.07%       3.25%

Change in quarterly average
outstandings & yield / rate
from June 30, 1993 to
June 30, 1994
   Amount             $62,930     $32,421     $15,130     $10,577     $68,910     $84,304
 % Change                16.9%       12.1%        2.6%       44.1%      567.7%       15.6%
Change (%pts)           (0.59)      (0.64)      (0.29)       0.38        0.94       (0.12)

Year-to-date average
outstandings: (000's)

June 30, 1993
   Amount            $368,591    $265,478    $576,003     $22,466     $20,194    $533,380
Yield / Rate             9.97%       7.54%       2.93%       3.33%       3.44%       3.44%

June 30, 1994
   Amount            $427,820    $281,932    $591,213     $29,867     $70,010     596,753
Yield / Rate             9.26%       6.70%       2.60%       3.69%       3.82%       3.21%

Change in YTD average
outstandings & yield / rate
from June 30, 1993 to
June 30, 1994
   Amount             $59,229     $16,454     $15,210      $7,400     $49,816     $63,374
 % Change                16.1%        6.2%        2.6%       32.9%      246.7%       11.9%
Change (%pts)           (0.71)      (0.84)      (0.33)       0.36        0.39       (0.23)

Note:  (a)  Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

       (b) Defined as total deposits minus CD's > $100,000. Rate includes impact of non-interest bearing transaction accounts.

 * May not foot due to rounding

     Borrowings for second quarter 1994 averaged $81.0 million as compared to $12.1 million a year earlier. This resulted from CBNA's strategy to increase net interest income by expanding earning assets as long as loan and investment opportunities are attractive and non-deposit funding sources are sufficient. As discussed in the capital section of this report, this strategy is being executed within the guideline of maintaining the tier I leverage ratio in the 7% range. In addition, borrowings are constrained by an internal guideline not to exceed 50% of assets eligible to collateralize borrowings. This would provide for unused borrowing capacity of $77 million as of quarter end in the event of an unforeseen liquidity or other need.

     CBNA's Federal Home Loan Bank borrowings are comprised of primarily 90 day terms or less, with the bulk at the currently favorable overnight rate. Twenty million dollars represents a one year term borrowing at a low fixed rate. The bank's asset/liability management committee monitors the trade-off between raising funds through retail deposits versus large liability certificates of deposit and other borrowings. Management uses borrowings and certificates of deposit interchangeably according to the more cost effective option for the maturity of funds desired. On a short-term basis, borrowings also cushion fluctuations in deposits; the bank services a large municipal deposit base that varies with seasonal cash requirements and revenue flows.

     The average borrowing rate for the quarter just ended at 4.07% is higher than the average rate on C.D.s greater than $100,000 for the first time in over two years (first quarter 1993 had prior period adjustment). Until recently, it had been more cost effective to borrow in the national financial markets. While CD rates lagged the second quarter's increase in the federal funds rate, Federal Home Loan bank borrowing rates increased in lock-step.


Investments and Asset/Liability Management

     The level and composition of Community Bank System, Inc.'s investment portfolio is designed to balance the constraints of liquidity, interest rate risk, capital and credit risk while providing an acceptable rate of return. In meeting that objective, the portfolio at quarter end comprises 41.4% of earning assets and contributes a substantial steady stream of interest income using high quality securities with relatively short maturities.

     As shown by the table below, the bank's investments consist primarily of U.S. treasury securities, mortgage-backed securities (including U.S. agencies and collateralized mortgage obligations), and tax-exempt obligations of state and political subdivisions. All investment strategies are developed in conjunction with the bank's asset/liability position, with particular attention given to managing interest rate risk.

For the Quarter        U.S.     Mtg-Backs     Tax       Other      Total      Invests /
Ended:                Gov'ts       (a)      Exempts      (b)    Investments   Earning Assets
(000's)               ------     ------     ------     ------     ------        ------
                                       Amount and Change                       (Period
                                    from Preceding Quarter                      End)
                      ------     ------     ------     ------     ------        ------
December 31, 1992
   Amount             $106,797   $116,487    $27,940    $11,762   $262,986       42.1%
   Change                  N/A        N/A        N/A        N/A        N/A        N/A

March 31, 1993
   Amount             $120,475   $107,659    $27,797     $9,506   $265,437       41.9%
   Change                 12.8%      -7.6%      -0.5%     -19.2%       0.9%      (0.1)

June 30, 1993
   Amount             $117,435   $105,787    $26,939     $7,840   $258,001       40.3%
   Change                 -2.5%      -1.7%      -3.1%     -17.5%      -2.8%      (1.6)

September 30, 1993
   Amount             $111,309   $101,248    $27,612     $6,554   $246,723       38.3%
   Change                 -5.2%      -4.3%       2.5%     -16.4%      -4.4%      (2.0)

December 31, 1993
   Amount             $114,413   $107,567    $24,585     $6,980   $253,544       37.8%
   Change                  2.8%       6.2%     -11.0%       6.5%       2.8%      (0.6)

March 31, 1994
   Amount             $120,183   $144,284    $23,807     $7,279   $295,553       40.9%
   Change                  5.0%      34.1%      -3.2%       4.3%      16.6%       3.2

June 30, 1994
   Amount             $127,571   $149,475    $21,246    $15,904   $314,196       41.4%
   Change                  6.1%       3.6%     -10.8%     118.5%       6.3%       0.4

Change from
June 30, 1993 to
June 30, 1994
   Amount              $10,136    $43,688    ($5,693)    $8,064    $56,195        1.0%
   Change                  8.6%      41.3%     -21.1%     102.9%      21.8%      ---

Investment Mix
June 30, 1993             45.5%      41.0%      10.4%       3.0%     100.0%
June 30, 1994             40.6%      47.6%       6.8%       5.1%     100.0%
   Change                 -4.9%       6.6%      -3.7%       2.0%      ---

Note:  (a)  Includes CMO's and pass-through's
       (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock


 * May not foot due to rounding

     Investments totaled $314 million for the quarter just ended, up $56 million (21.8%) from twelve months prior. This increase (largely in the first six months of 1994) is attributable to the previously mentioned strategy of increasing net interest income by growing earning asset levels when favorable investment opportunities are available.

     As rates were rising in the first quarter of 1994 and early second quarter, cash flow producing investments (such as 15 year seasoned mortgage backed securities) were purchased to provide an expected flow of funds for reinvestment at higher rates later on. Thus, significant growth (34.1%) was seen from December 1993 to March 1994 in mortgage backed securities. In the middle of the second quarter, as rates began to level, call protection investments were purchased. Thus, from March 1994 to June 1994, there is less growth in mortgage backed securities (3.6%) than in call protection U.S. Governments (6.1%).

     As the result of these first and second quarter purchases, mortgage backed securities grew to $149.5 million, up $43.7 million (41.3%) from June 30, 1993, while U.S. government securities grew to $127.6 million, up $10.1 million (8.6%) over the same period. Additional growth in investments resulted from more than doubling the bank's Federal Home Loan Bank stock level (reflected in other investments) as required by the increased borrowing levels.

     Thus, the investment portfolio mix has shifted such that there are increased proportions of mortgage backed securities (47.6% as of June 30, 1994) and other investments (Federal Home Loan Bank stock), while a decreasing proportion of tax exempt and U.S. government securities.

     The average fully taxable equivalent yield in the last year has decreased from 7.33% to 6.69% as higher yielding investments have run off. Nonetheless, as of March 31, 1994 CBSI's overall investment yield is in the highly favorable 85th percentile. As rates in the financial markets increased in the first two quarters of 1994, the downward trend in the average investment yield stabilized. The average portfolio life based on earliest redemption date has extended slightly in the last twelve months to 2.9 years, reflecting the desire to take advantage of higher yields further out on the yield curve. Consistent with the recent rise in financial market rates, the portfolio's market value appreciation decreased from $12.1 million or 4.9% of book value one year ago to a $1.6 million loss or (.5%) of book value as of June 30, 1994.

     As of the most recent quarter end, $122 million or 38.5% of the investment portfolio is classified as available for sale in accordance with SFAS No. 115, which was adopted as of year-end 1993. The most common criteria for placing securities in the AFS portfolio is the need to sell securities for liquidity needs and in the management of interest rate risk. However, CBSI's liquidity position does not rely on security sales, and interest rate risk is managed at the time of investment purchase rather than after the fact.

     To be conservative, the bank has chosen to place in its AFS portfolio all collateralized mortgage obligations and publicly traded securities with a stated final maturity or call date of two years or less. As of June 30, 1994 the AFS portfolio average maturity based on earliest redemption date was 1.9 years and the pre-tax market value adjustment was negative $1.2 million or (1.1%) of book value. The available for sale portfolio has been decreasing since the adoption of SFAS 115; since that time, all new purchases have been classified as held to maturity.

     The held to maturity portfolio (61.5% of the total investments) amounted to $189.2 million as of June 30, 1994. Average time to maturity of these securities based on the earliest redemption date was 3.5 years, reflecting a high (but slowing) rate of prepayments on mortgage backed holdings. The portfolio recorded a market value loss of $404,000 or .3% below book value for the quarter just ended.

     The following table displays several of the underlying investment portfolio statistical measures discussed above on a quarterly basis since December 31, 1992.

For the Quarter     Portfolio  Portfolio Portfolio     AFS      AFS Market    Net
Ended:               Average   Maturity  Market /   Portfolio/    Value     Realized
(000's)               Yield     (Years)     Book      Total     Adjustment  Gains /
                       (a)        (b)               Portfolio    (Pretax)   (Losses)
                     --------  --------   --------  --------     --------   --------
December 31, 1992      7.96%     2.7       103.9%     N/A           N/A        $0

March 31, 1993         7.75%     2.7       105.2%     N/A           N/A        $0

June 30, 1993          7.33%     2.5       104.9%     N/A           N/A        $0

September 30, 1993     7.30%     2.6       104.8%     N/A           N/A        $0

December 31, 1993      6.58%     2.3       103.7%    50.0%       $2,164      ($15)

March 31, 1994         6.71%     3.3       101.7%    41.8%         $592       ($3)

June 30, 1994          6.69%     2.9        99.5%    38.5%      ($1,209)       $0


Change from
June 30, 1993 to
June 30, 1994         -0.64%     0.4        -5.4%     N/A           N/A        $0


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

Part II.  Other Information



      Item 6.  Exhibits and Reports on Form 8-K

            a)  Exhibits required by Item 601 of Regulation S-K:

               (11)  Statement re Computation of earnings per share

            b)  Reports on Form 8-K: Filed on 8/15/94.
                     Item 5. Other Information.  News release:
                             Community Bank, N.A. acquires three branches of former Columbia Banking FSA from Resolution Trust Corporation on June 3, 1994.

                                           SIGNATURES

      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Community Bank System, Inc.



Date: August 15, 1994               /s/ Sanford A. Belden
                                   ______________________________
                                  Sanford A. Belden, President and
                                    Chief Executive Officer



Date: August 15, 1994               /s/ David G. Wallace
                                   ___________________________
                                   David G. Wallace, Senior
                                       Vice President and
                                     Chief Financial Officer

                             Community Bank System, Inc.
                     Statement re Earnings Per Share Computation

                                     Exhibit 11


                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                   1994       1993         1994      1993
Primary Earnings Per Share


 Net Income                    2,648,813    2,428,781  5,049,044  4,807,576


                               ----------   ---------  ---------  ---------
Income applicable
    to common stock            2,648,813    2,428,781  5,049,044  4,807,576
                               ==========   =========  =========  =========

Weighted average number
    of common shares           2,758,969    2,717,338  2,753,965  2,709,641
Add: Shares issuable from
    assumed exercise of
    incentive stock options       51,778       65,355     55,235     65,745
                               ---------    ---------  ---------  ---------
Weighted average number of
    common shares - adjusted   2,810,747    2,782,693  2,809,200  2,775,386
                               =========    =========  =========  =========

Primary earnings per share        $0.94      $0.87        $1.80       $1.73
                                  =====      =====        =====       =====

Fully Diluted Earnings Per Share

 Net Income                    2,648,813    2,428,781  5,049,044  4,807,576
                               =========    =========   ========= =========

Weighted average number of
    common shares - adjusted   2,814,895    2,782,693  2,812,389  2,778,651
Add: Equivalent number of
    common shares assuming
    conversion of preferred
                               ---------    ---------   --------- ---------
Weighted average number of
    common shares - adjusted   2,814,895    2,782,693  2,812,389  2,778,651
                                =========   =========   ========= =========

Fully diluted earnings per share  $0.94      $0.87        $1.80       $1.73
                                  =====      =====        =====       =====