Form 10-K/A
period 1993-12-31
COMMUNITY BANK SYSTEM INC
filed 1994-09-06
CIK 723188

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

- ------------------------

Form 10-K \ A

AMENDMENT TO APPLICATION OR REPORT
Filed Pursuant to Section 12, 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934


           COMMUNITY BANK SYSTEM, INC.
(Exact name of registrant as specified in charter)



AMENDMENT NO. 1

ELECTRONIC CONFIRMING COPY


      The undersigned registrant hereby amends the following items, financial statements, or exhibits or other portions of its Annual Report for 1993 on Form 10-K as set forth in the pages attached hereto:

                      Item 8.   Financial Statements and Supplementary Data

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANK SYSTEM, INC.
                                                      (Registrant)



Date:       March 21, 1994                            By:   \s\ David G. Wallace
                                                         David G. Wallace
                                                         Vice President and
                                                       Chief Financial Officer

Community Bank System, Inc.
Form 10-K \ A Amendment No. 1
Dated March 21, 1994



Item 8.  Financial Statements and Supplementary Data
      Manually signed audit report accompanying the consolidated statements of condition of Community Bank System, Inc. as of December 31, 1993 and 1992 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993.

Report of Independent Certified Public Accountants
- -------------------------------------------------------------------------------

| Coopers                                      | CERTIFIED PUBLIC ACCOUNTANTS
| & Lybrand                                    |

Board of Directors and Shareholders
Community Bank System, Inc.

      We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As further discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for post-retirement benefits other than pensions, income taxes, and investments in 1993.

\s\ Coopers & Lybrand
Coopers & Lybrand

Syracuse, New York
January 28, 1994