Form 10-Q
period 1994-09-30
COMMUNITY BANK SYSTEM INC
filed 1994-11-15
CIK 723188

FORM 10 - Q

                        SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


                For the nine months ended September 30, 1994


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

Common Stock, $1.25 par value -- 2,775,150 shares as of November 14, 1994.

                                INDEX
                COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

      Consolidated balance sheets --
      September 30, 1994, December 31, 1993 and September 30, 1993.

      Consolidated statements of income --
      Three months ended September 30, 1994 and 1993 and nine months ended September 30, 1994 and 1993.

      Consolidated statements of cash flows --
      Nine months ended September 30, 1994 and 1993.


Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
- --------------------------------------------------------------------------------------------------------------------
                                                                     September 30,    December 31,     September 30,
ASSETS                                                                   1994             1993             1993
    Cash and due from banks                                           $34,621,192      $27,422,278      $32,673,474
    Interest bearing deposits with other banks                                  0           90,000           90,000
    Federal funds sold                                                          0                0                0

                       TOTAL CASH AND CASH EQUIVALENTS                 34,621,192       27,512,278       32,763,474

    Investment securities
       U.S. Treasury                                                   26,830,549       27,797,096       28,154,559
       U.S. Government agencies and corporations                      119,039,126       86,615,555       83,154,229
       States and political subdivisions                               22,165,620       24,584,525       27,612,407
       Mortgage-backed securities                                     146,422,831      108,319,876      101,315,757
       Other securities                                                 9,892,776        5,636,214        5,895,584
       Federal Reserve Bank                                               551,550          500,350          500,350

                           TOTAL INVESTMENT SECURITIES                324,902,452      253,453,616      246,632,886
    Loans                                                             497,167,677      443,601,070      423,695,698
      Less: Unearned discount                                          27,688,142       25,729,899       26,561,221
            Reserve for possible loan losses                            6,042,109        5,706,609        5,704,786

                                             NET LOANS                463,437,426      412,164,562      391,429,691
    Bank premises and equipment                                        10,041,496       10,045,782        9,959,018
    Accrued interest receivable                                         5,550,509        4,538,769        4,615,018
    Intangible assets                                                   5,704,218          452,264          492,656
    Other assets                                                        7,673,213        4,885,244        7,942,941

                                          TOTAL ASSETS               $851,930,506     $713,052,515     $693,835,684

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest bearing                                             $99,247,003      $88,644,788      $86,396,290
      Interest bearing                                                588,669,619      499,670,455      511,299,920

                                        TOTAL DEPOSITS                687,916,622      588,315,243      597,696,210

    Federal funds purchased and securities sold under
       agreements to repurchase                                        27,250,000       57,000,000       31,500,000
    Term borrowings                                                    65,550,000          550,000          550,000
    Obligations under capital lease                                             0           42,036           66,764
    Accrued interest and other liabilities                              6,183,432        5,158,809        4,905,691

                                     TOTAL LIABILITIES                786,900,054      651,066,088      634,718,665

    Shareholders' equity
       Preferred stock $1.00 par value                                          0                0                0
       Common stock $1.25 par value                                     3,468,938        3,435,398        3,431,349
       Surplus                                                         14,684,876       14,374,149       14,349,906
       Undivided profits                                               48,342,411       42,902,266       41,342,317
       Unrealized gains (losses) on available for sale securities      (1,461,560)       1,280,466                0
       Less:  Shares issued under






                employee stock plan - unearned                              4,213            5,852            6,553



                            TOTAL SHAREHOLDERS' EQUITY                 65,030,452       61,986,427       59,117,019

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $851,930,506     $713,052,515     $693,835,684

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
INTEREST INCOME                                                      1994             1993               1994             1993
  Interest and fees on loans                                     $10,696,303       $9,331,111        $30,332,082      $27,562,442
  Interest and dividends on investments:
     U.S. Treasury                                                   485,941          510,991          1,457,623        1,547,805
     U.S. Government agencies and corporations                     1,934,444        1,772,801          5,058,541        5,198,278
     States and political subdivisions                               360,276          437,836          1,092,894        1,356,351
     Mortgage-backed securities                                    2,489,464        1,735,727          6,414,672        5,492,451
     Other securities                                                218,837          154,261            482,039          585,528
  Interest on federal funds sold                                           0              120                  0           52,760
  Interest on deposits at other banks                                      0            1,772              1,133           20,170

                                                                  16,185,265       13,944,619         44,838,984       41,815,785
INTEREST EXPENSE
  Interest on deposits
     Savings                                                       2,218,044        2,125,026          6,186,820        6,667,775
     Time                                                          2,606,308        2,068,466          6,809,371        6,253,645
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     Term borrowings                                                 903,279          204,251          2,230,383          557,391
  Interest on capital lease                                                0               50                629            3,592

                                                                   5,727,631        4,397,793         15,227,203       13,482,403

                                           NET INTEREST INCOME    10,457,634        9,546,826         29,611,781       28,333,382
Provision for possible loan losses                                   315,088          464,336            976,505        1,246,256

                                     NET INTEREST INCOME AFTER
                                     PROVISION FOR LOAN LOSSES    10,142,546        9,082,490         28,635,276       27,087,126

OTHER INCOME
  Fiduciary services                                                 352,765          271,154          1,077,473          825,454
  Service charges on deposit accounts                                447,735          408,475          1,195,832        1,113,024
  Other service charges, commissions and fees                        518,452          452,145          1,139,567          899,872
  Other operating income                                              47,371           42,512            118,647           86,384
  Investment security gain (loss)                                          0                0             (1,695)               0

                                                                   1,366,323        1,174,286          3,529,824        2,924,734

                                                                  11,508,869       10,256,777         32,165,100       30,011,860
OTHER EXPENSES
  Salaries, wages and employee benefits                            3,333,273        2,938,684          9,817,500        8,919,598
  Occupancy expense of bank premises, net                            490,100          428,410          1,511,716        1,349,300
  Equipment and furniture expense                                    438,997          423,324          1,287,327        1,234,116
  Other                                                            2,707,672        2,517,528          6,948,686        6,899,996

                                                                   6,970,042        6,307,946         19,565,229       18,403,010

                             INCOME BEFORE INCOME TAXES            4,538,827        3,948,831         12,599,871       11,608,850
Income taxes                                                       1,826,000        1,483,294          4,838,000        4,335,737

                                             NET INCOME           $2,712,827       $2,465,537         $7,761,871       $7,273,113

Earnings per common share                                              $0.96            $0.88              $2.76            $2.61

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Nine Months Ended September 30, 1994 and 1993

Increase (Decrease) in Cash and Cash Equivalents
                                                                              1994        1993
- ----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                              $7,761,871     $7,273,113
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                                         1,090,783      1,095,046
      Amortization of intangible assets                                      227,046        121,177
      Provision for loan losses                                              976,505      1,246,256
      Provision for deferred taxes                                           100,171       (156,422)
      Loss on sale of investment securities                                    1,695              0
      Gain on sale of Loans                                                  (29,406)             0
      Loss on sale of assets                                                     394              0
      Change in interest receivable                                       (1,011,740)       842,345
      Change in interest payable and accrued expenses                     (1,458,731)    (2,538,648)
      Change in unearned loan fees and costs                                  64,785        147,341
- ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                             7,723,373      8,030,208
- ----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                            10,900,000      2,015,036
  Proceeds from maturities of investment securities                       38,137,975     77,928,194
  Purchases of investment securities                                    (123,097,045)   (63,281,735)
  Net change in loans outstanding                                        (52,821,382)   (37,267,311)
  Capital expenditures                                                    (1,086,891)      (521,488)
  Premium paid for branch acquisitions                                    (5,479,000)
- ----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                              (133,446,343)   (21,127,304)
- ----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings
    accounts                                                              30,397,193     25,373,735
  Net change in certificates of deposit                                   69,204,186     14,407,798
  Net change in term borrowings                                           35,250,000    (20,785,900)
  Payments on lease obligation                                               (42,036)       (72,019)
  Issuance of common stock                                                   344,267        524,267
  Cash dividends                                                          (2,321,726)    (2,098,754)
- ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                           132,831,884     17,349,126
- ----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                        7,108,914      4,252,031
  Cash and cash equivalents at beginning of year                          27,512,278     28,511,443
- ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  34,621,192     32,763,474
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                   $14,818,510    $13,613,840
====================================================================================================
Cash Paid For Income Taxes                                                $4,379,081     $5,452,622
====================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of the consolidated financial statements.

                Community Bank System, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                                (Unaudited)

                                September 1994





Note A -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

Part 1.  Financial Information

      Item 1.     Financial Statements

                  The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

      Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the nine months ended September 30, 1994 which are not otherwise apparent from the consolidated financial statements included in these reports.

Earnings Performance Summary
                                    Three Months Ended           Change
                                   9/30/94     9/30/93      Amount   Percent

(000's)

Net Income                            $2,713      $2,466       $247      10.0%

Earnings per share                     $0.96       $0.88      $0.08       9.1%
Weighted average
     shares outstanding                2,819       2,793         26       0.9%

Return on average assets                1.30%       1.43%     -0.13%      N/A
Average assets                      $829,081    $686,388   $142,693      20.8%

Return on average
     shareholders' equity              16.69%      16.87%     -0.19%      N/A
Average shareholders' equity         $64,500     $57,977     $6,523      11.3%

Percentage of average shareholders'
     equity to average assets           7.78%       8.45%     -0.67%      N/A


                                   Nine Months Ended            Change
                                   9/30/94     9/30/93      Amount   Percent

(000's)
Net Income                            $7,762      $7,273       $489       6.7%

Earnings per share                     $2.76       $2.61      $0.14       5.5%
Weighted average
     shares outstanding                2,813       2,782         31       1.1%

Return on average assets                1.32%       1.43%     -0.10%      N/A
Average assets                      $783,541    $681,477   $102,064      15.0%

Return on average
     shareholders' equity              16.34%      17.36%     -1.02%      N/A
Average shareholders' equity         $63,520     $56,008     $7,513      13.4%

Percentage of average shareholders'
     equity to average assets           8.11%       8.22%     -0.11%      N/A

 * May not foot due to rounding

Net income for third quarter 1994 reached an all-time high of $2.713 million or $.96 per share, up 10.0% and 9.1%, respectively, over the comparable 1993 period. For the first nine months, earnings rose 6.7% over last year to $2.76 per share. Year-to-date return on assets and return on equity remained above peer bank norms at 1.32% and 16.34%, respectively.

     Despite narrower net interest margins industry-wide, as reflected by the bank's .6 percentage point reduction from last year, CBSI's net interest income rose a very satisfactory 9.5% for the quarter. This increase resulted from record loan growth of over 18% as well as nearly 32% more in investment securities. Compared to the second quarter of this year, margins were relatively stable, as the full impact of recent prime rate and other financial market rate increases benefited our earning asset yields. For the nine months as a whole, net interest income was higher by 4.5%.

     Loan growth has been strong across three of the bank's four major product lines. A very active demand for automobile financing resulted in 31% growth in consumer indirect lending, while continued steady success in business lending produced a 23% rise. Reflective of higher long term rates, residential mortgage financing has slowed, but levels are nonetheless up 18%. Consumer direct lending rose slightly, having been basically flat to declining for some time.

     Third quarter earnings also benefited from over 16% more in fee income, which included a 30% rise in trust-related fees as well as greater service charges and commissions from an expanded customer base. Overhead was up 10.5%, with the bulk of the increase reflecting personnel costs. Staff has been added because of our three newly acquired branches from the Resolution Trust Company
(RTC) as well as to support business development efforts, including the hiring of several financial service specialists to spearhead the annuity and mutual funds program being implemented this year through the bank's branch system. For the entire nine month period, noninterest income rose nearly 21% over one year earlier while overhead was up only 6.3%.

     Lastly, consistent with the company's record $6.0 million level of loan loss reserves, the quarter's provision for loan losses was reduced by 32% over the same period last year. Coverage of the reserve over nonperforming loans, which were reduced from last year's level to a relatively small .55% of loans outstanding, rose from a year ago to an ample 2.4 times.

     The remainder of this report more fully discusses the balance sheet and earnings trends summarized above.


Net Interest Income

     Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. On a tax-equivalent basis, net interest income for third quarter 1994 increased $1,020,000 (10.6%) over the same period in 1993 to $10.6 million. Compared with second quarter 1994, there was a $586,000 improvement.

     The change in net interest income reflects both the change in net interest margin (yield on earning assets less cost of funds as a percentage of earning assets) and the change in earning asset levels. The table below shows these underlying dynamics.

For the Quarter      Net       Net    Yield on     Cost     Average    Loans /
Ended:             Interest  Interest  Earning      of      Earning    Earning
(000's)             Income    Margin    Assets    Funds      Assets     Assets
                    ------    ------    ------    ------     ------     ------
                                       Amount and Change                Period
                                     from Preceding Quarter               End
                    ------    ------    ------    ------     ------     ------

December 31, 1992
  Amount             $9,773      6.31%     9.36%     3.10%   $615,682      57.9%
  Change                N/A       N/A       N/A       N/A         N/A       N/A

March 31, 1993
  Amount             $9,529      6.16%     9.20%     3.01%   $626,992      58.1%
  Change              ($244)    -0.15%    -0.16%    -0.09%        1.8%      0.1

June 30, 1993
  Amount             $9,536      5.97%     8.81%     2.91%   $641,067      59.7%
  Change                 $6     -0.20%    -0.39%    -0.10%        2.2%      1.6

September 30, 1993
  Amount             $9,609      5.94%     8.74%     2.80%   $642,270      61.7%
  Change                $73     -0.03%    -0.07%    -0.11%        0.2%      2.0

December 31, 1993
  Amount             $9,383      5.73%     8.51%     2.69%   $649,678      62.2%
  Change              ($225)    -0.21%    -0.23%    -0.12%        1.2%      0.6

March 31, 1994
  Amount             $9,458      5.62%     8.25%     2.72%   $682,789      59.1%
  Change                $75     -0.11%    -0.26%     0.03%        5.1%     (3.2)

June 30, 1994
  Amount            $10,043      5.47%     8.23%     2.82%   $736,418      58.6%
  Change               $584     -0.15%    -0.02%     0.10%        7.9%     (0.4)

September 30, 1994
  Amount            $10,629      5.44%     8.38%     2.99%   $774,570      59.1%
  Change               $586     -0.03%     0.15%     0.18%        5.2%      0.5

Change from
September 30, 1993 to
September 30, 1994
  Amount             $1,020     -0.49%    -0.36%     0.19%   $132,300      -2.6%
% Change               10.6%     ---       ---       ---         20.6%     ---

For the Year
Ended:
(000's)

September 30, 1993
  Amount            $28,674      6.02%     8.85%     2.91%   $636,832      61.7%
  Change               ---       ---       ---       ---        ---        ---

September 30, 1994
  Amount            $30,130      5.51%     8.29%     2.85%   $731,595      59.1%
  Change             $1,456     -0.51%    -0.56%    -0.06%       14.9%     (2.6)

Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.

       (b) Net interest income, margin, and earning asset yield figures exclude premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

 * May not foot due to rounding

     Since the fourth quarter of 1992, margins have narrowed because the yield on earning assets has fallen faster than the rate on deposits. More specifically, the cost of funds rate (total interest expense divided by total deposits plus borrowings) is down only 11 basis points compared to a 98 basis point decline in earning asset yield. The latter reflects downward repricing of approximately $30 million in adjustable rate mortgages and runoff of high yielding loans and investments. Reductions in deposit rates have been relatively mild during this period, in contrast to more aggressive decreases in 1992, which contributed to a widening of net interest margin.

     Comparing the third quarter just ended to one year earlier, the net interest margin (excluding prior year premiums on bonds called) narrowed by 49 basis points due to a 36 basis point decline in the yield on earning assets while the cost of funds rate increased by 19 basis points. However, the $132.3 million increase in earning assets shown in the above table more than offset the impact of this shrinkage. Had margins remained constant, net interest income would have increased by over $2.0 million versus $1.0 million actually realized.

     Net interest income is also less than it would have been because since third quarter 1993, the mix of earning assets has moved toward a greater share in investments, which have a lower overall yield than loans. This change in mix as measured by the loans to earning asset ratio is the result of improved investment opportunities funded with short-term borrowings and the recent assumption from the RTC of $62 million in deposit liabilities of three Columbia Banking FSA branches in CBSI's Southern Region.

     Comparing third quarter 1994 to second quarter 1994 shows a slight decline in the net interest margin. The yield on earning assets increased 15 basis points (due to increased financial market rates and an increase in the prime rate) while the cost of funds rate rose 18 basis points because of a higher federal funds rate (raising short-term borrowing costs) and slight increases in deposit rates.

     Despite its recent decrease, net interest margin has long been a historical strength for CBSI, being well above the norm in the 86th peer percentile based on comparative data as of June 30, 1994. This performance is largely the result of very high earning asset yields, being in the 92nd percentile, versus cost of funds being slightly above norm in the 61st percentile.

Non-Interest Income

     Non-interest income, including service charges, commissions, fees, trust income and income from other sources, totaled approximately $1.4 million for the three months ended September 30, 1994, up $192,000 (16.4%) from the same period last year. This brings 1994 YTD non-interest income to $3.5 million, up 20.7% from the same 1993 period.

                                   Three Months Ended             Change
                                   9/30/94     9/30/93      Amount   Percent

(000's)

Fiduciary services                      $353        $271        $82      30.1%

Service charges on                      $448        $408        $39       9.6%
     deposit accounts

Other service charges,                  $562        $495        $67      13.6%
     commissions, and fees

Net gain (loss) on sale                   $4          $0         $4       0.0%
     of investments and
     other assets
                                  ----------  ----------  --------------------
Total noninterest income
 - Amount                             $1,366      $1,174       $192      16.4%
 - % of Average
     assets                             0.65%       0.68%     -0.02%      ---

                                   Nine Months Ended            Change
                                   9/30/94     9/30/93      Amount   Percent

(000's)

Fiduciary services                    $1,077        $825       $252      30.5%

Service charges on                    $1,196      $1,113        $83       7.4%
     deposit accounts

Other service charges,                $1,229        $976       $253      25.9%
     commissions, and fees

Net gain (loss) on sale                  $27         $10        $17     169.8%
     of investments and
     other assets
                                  ----------  ----------  --------------------
Total noninterest income
 - Amount                             $3,530      $2,925       $605      20.7%
 - % of Average
     assets                             0.60%       0.57%      0.03%      ---

 * May not foot due to rounding

     As shown by the table above, income from fiduciary services accounts for almost 43% of the total change from third quarter 1993 to the quarter just ended and is the result of increases in personal trust fees, up 11% primarily as a result of new business, and in employee benefit trust (EBT) revenue, up 47%. While the relatively new EBT new product line continues to grow steadily, the recent surge largely reflects an accounting change to more accurately identify gross revenue and subcontracted servicing expense.

     Increases also occurred in deposit service charges and other commissions, attributable to a larger number of demand deposit accounts, an improved dividend from the New York State Bankers Association's captive insurance subsidiary, and selected adjustments in CBSI's fee schedule. Additionally, a small amount was earned in commissions on the sale of annuities and mutual funds, a program launched through CBSI's branch network early in 1994.

     Management recognizes that the company's level of non-interest income is unsatisfactory, its ratio to average assets being .65% for the quarter or approximately half the peer norm (the 3 basis point decrease from one year earlier reflects CBSI's strong asset growth). As noted above, progress is being made to address this shortfall by maintaining competitive and value-based service charges; selling fixed rate annuities through our 35 customer facilities; offering full service brokerage/financial planning products through dedicated sales representatives in selected markets; and selling/servicing residential mortgages, the first such transaction being with the Federal National Mortgage Association in July 1994. While only minimal benefit will be realized in 1994, income from these new products is expected to be a significant source of non-interest income in future years.

Non-Interest Expense

     Non-interest expense or overhead for the three months ended September 30, 1994 increased by $662,000 (10.5%) over the same period last year to $7.0 million, bringing the YTD total up 6.3% over last year to $19.6 million. The table below summarizes the major components of change.


                                  Three Months Ended             Change
                                   9/30/94     9/30/93      Amount   Percent

(000's)

Personnel Expense                     $3,333      $2,939       $395      13.4%

Occupancy, furniture,                   $929        $852        $77       9.1%
     and equipment

Administrative and business           $1,092      $1,021        $71       7.0%
     development

All other expense                     $1,616      $1,497       $119       7.9%

                                  ----------  ----------  --------------------
Total noninterest expense
 - Amount                             $6,970      $6,308       $662      10.5%
 - % of Average
     assets                             3.34%       3.65%     -0.31%      ---

Efficiency ratio                        58.1%       57.7%       0.4%      ---


                                   Nine Months Ended            Change
                                   9/30/94     9/30/93      Amount   Percent

(000's)

Personnel Expense                     $9,818      $8,920       $898      10.1%

Occupancy, furniture,                 $2,799      $2,583       $216       8.3%
     and equipment

Administrative and business           $3,173      $3,208       ($35)     -1.1%
     development

All other expense                     $3,776      $3,692        $84       2.3%

                                  ----------  ----------  --------------------
Total noninterest expense
 - Amount                            $19,565     $18,403     $1,162       6.3%
 - % of Average
     assets                             3.34%       3.61%     -0.27%      ---

Efficiency ratio                        58.1%       57.7%       0.4%      ---

 * May not foot due to rounding

     Almost 60% of the quarterly increase resides in personnel expense, the primary reason being 35 additional full-time equivalent (FTE) positions, resulting in a total of 428 employees as of September 30, 1994. These additions pertain to the Columbia Savings branch acquisition (21 FTE); the December 1993 opening of a denovo branch in Waddington, New York late in 1993 (formerly a Jefferson National Bank branch prior to being closed by the FDIC); expanded business development efforts in the lending and fiduciary services functions; and the need to service the bank's increased transaction volumes over the last twelve months. Other factors underlying the personnel expense increase are modest annual merit awards, higher pension expense, and the lack of a 1993 favorable adjustment to CBSI's self-insured medical plan.

     The remainder of the quarter's overhead increase compared to the same quarter last year is spread over a number of expense categories. Higher occupancy expense resulted from the new Waddington branch property, the three acquired branches from Columbia, and a one time equipment purchase. Administrative expenses were up due to higher deposit insurance (Columbia branch acquisition) and increases in various volume and acquisition-related expenses. Computer services climbed due to an accounting change to reflect the external servicing costs of the EBT function as well as temporary processing fees and conversion costs related to the acquisition. Finally, the amortization of intangibles rose $78,000 primarily due to the acquisition of the Columbia branches, whose $5.5 million premium (or 8.6% of the deposits assumed) added approximately $365,000 per annum over the prescribed 15 year amortization period.

     The above increases were offset by lower legal fees, reduced Visa processing expense, and the absence of restructuring costs related to the closing of the Ottawa, Ontario Canada office.

     As a percentage of average assets, annualized overhead declined satisfactorily from 3.65% in the third quarter of 1993 to 3.34% in the third quarter of 1994; the latter level is now favorably below the peer norm and is attributable to persistent cost control efforts as well as asset growth. CBSI's efficiency ratio (recurring expense divided by recurring operating income) increased slightly in the third quarter from 57.7% last year to 58.1% this year, still nicely below the peer bank average of 61.9% as of 6/30/94; the .4% increase is the result of the higher intangible from the Columbia branch acquisition.

Income and Income Taxes

     Income before tax was approximately $4.5 million for the quarter ended September 30, 1994, a $590,000 (14.9%) increase from the same period last year, bringing the YTD total to $12.6 million or 8.5% more than in 1993. As shown by the table below, the increases in overhead for both the quarter and year-to-date are more than offset by greater net interest income and higher non-interest income. A lower loan loss provision in both periods accounted for about 25% of the improvement in pretax income.

                                   Three Months Ended             Change
                                   9/30/94     9/30/93      Amount   Percent

(000's)

Net interest income                  $10,458      $9,547       $911       9.5%

Loan loss provision                     $315        $464      ($149)    -32.1%

Net interest income                  $10,143      $9,082     $1,060      11.7%
  after provision for
  loan losses

Other income                          $1,366      $1,174       $192      16.4%

Other expense                         $6,970      $6,308       $662      10.5%

Income before                         $4,539      $3,949       $590      14.9%
  income tax

Income tax                            $1,826      $1,483       $343      23.1%

Net income                            $2,713      $2,466       $247      10.0%


                                   Nine Months Ended            Change
                                   9/30/94     9/30/93      Amount   Percent

(000's)

Net interest income                  $29,612     $28,333     $1,278       4.5%

Loan loss provision                     $977      $1,246      ($270)    -21.6%

Net interest income                  $28,635     $27,087     $1,548       5.7%
  after provision for
  loan losses

Other income                          $3,530      $2,925       $605      20.7%

Other expense                        $19,565     $18,403     $1,162       6.3%

Income before                        $12,600     $11,609       $991       8.5%
  income tax

Income tax                            $4,838      $4,336       $502      11.6%

Net income                            $7,762      $7,273       $489       6.7%

 * May not foot due to rounding

     As a result of higher pre-tax income, YTD income taxes increased by $502,000. CBSI's marginal tax rates are 35% federal (up from 34% prior to passing the Omnibus Budget Reconciliation Act of 1993) and 9% state (plus a 12.5% surcharge scheduled to be phased out over time). Compared to our peers, the company's effective tax rate at 38.4% is unfavorable because of New York State's very high tax level as well as tax exempt security holdings being slightly below the norm.

Capital

                                   Nine Months Ended            Change
                                   9/30/94     9/30/93      Amount   Percent

Tier 1 leverage ratio                   7.17%       8.46%     -1.29%      N/A
Tier 1 capital to                      12.92       15.14      (2.22)      N/A
  risk asset ratio

Cash dividend declared                 $0.84       $0.77      $0.07       9.1%
  per common share
Dividend payout                         29.9%       28.9%      1.06%      N/A

Book value per share: Total           $23.43      $21.54      $1.90       8.8%
                    : Tangible         21.38       21.36       0.02       0.1


     The capital position of Community Bank System, Inc. continues to be ample. As of September 30, 1994, the tier I capital to assets ratio of 7.17% (a calculation monitored by the Office of the Controller of the Currency) was 129 basis points lower than one year earlier. The decrease in the ratio is the combined result of the $5.5 million intangible from the Columbia branch acquisition, which added approximately $58 million in deposits after run-off, and $61 million in higher borrowings to help fund loan and investment growth.

     Though below the peer norm of 8.01% as of June 30, 1994, CBSI's tier I leverage ratio is well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. Management's objective is to maintain the tier I ratio in the 6.5-7% range, adequate for regulatory requirements with sufficient capacity for potential branch acquisitions and leverage strategies.

     As a result of the fore-mentioned reasons, the tier I risk-based capital ratio as of September 30, 1994 was 12.92% or 222 basis points lower than it was one year ago. This compares to a 6% "well-capitalized" regulatory minimum. To the degree that earning asset growth results from investment purchases, this risk-based ratio is more favorable than the nominal leverage ratio since investments have a lower risk component than most loans.

     Total capital reached $65.0 million as of September 30, 1994, $5.9 million (10.0%) higher than twelve months earlier. This increase is attributable to dividends declared on common stock of $3.1 million over the twelve months ended September 30, 1994 versus net income of $10.1 million during the same time frame. In addition, adoption of SFAS 115 as of year-end 1993 added a $1.5 million negative after tax market value adjustment for the available for sale investment portfolio. The remaining difference is due to additional shares issued in exercise of incentive stock options. The above reflects a three cent per share increase (11.1%) in the quarterly dividend approved by the CBSI Board of Directors in August, the fourth dividend hike within three years. The YTD 1994 dividend pay-out of 29.9% is at the low end of the company's targeted 30-40% guideline.

     The 8.8% increase in book value per share from September 30, 1993 approximates the increase in total capital discussed above, slightly offset by 1.1% more in shares outstanding largely because of the impact of a higher stock price on valuing unexercised options. Tangible book value per share is virtually unchanged from a year ago, and has decreased 5.7% (or $1.29) since the first quarter of 1994 due to the intangible resulting from the acquisition of the three Columbia Savings branches.

     The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below.

For the Quarter       Market    Market    Market      # of       Cash     Share
Ended:                Price     Price     Price      Shares    Dividend   Volume
                       High      Low      Close   Outstanding  Declared   Traded
                      ------    ------    ------     ------     ------    ------
                                       Amount and Change
                                     from Preceding Quarter
                      ------    ------    ------     ------     ------    ------
December 31, 1992
   Amount              $25.00    $20.00    $23.75   2,696,760     $0.25    89,000
   Change                 N/A       N/A       N/A         N/A       N/A       N/A

March 31, 1993
   Amount              $30.75    $23.00    $29.00   2,709,816     $0.25   315,000
   Change                23.0%     15.0%     22.1%        0.5%      0.0%    253.9%

June 30, 1993
   Amount              $30.00    $25.00    $27.00   2,722,216     $0.25   299,000
   Change                -2.4%      8.7%     -6.9%        0.5%      0.0%     -5.1%

September 30, 1993
   Amount              $30.00    $26.00    $30.00   2,745,079     $0.27   467,000
   Change                 0.0%      4.0%     11.1%        0.8%      8.0%     56.2%

December 31, 1993
   Amount              $30.50    $27.88    $28.50   2,748,318     $0.27   253,000
   Change                 1.7%      7.2%     -5.0%        0.1%      0.0%    -45.8%

March 31, 1994
   Amount              $30.75    $28.50    $29.25   2,749,518     $0.27   128,929
   Change                 0.8%      2.2%      2.6%        0.0%      0.0%    -49.0%

June 30, 1994
   Amount              $30.50    $28.50    $30.50   2,765,968     $0.27   253,665
   Change                -0.8%      0.0%      4.3%        0.6%      0.0%     96.7%

September 30, 1994
   Amount              $31.75    $29.00    $31.00   2,775,150     $0.30   186,797
   Change                 4.1%      1.8%      1.6%        0.3%     11.1%    -26.4%

Change from
September 30, 1993 to
September 30, 1994
   Amount               $1.75     $3.00     $1.00      30,071     $0.03  (280,203)
 % Change                 5.8%     11.5%      3.3%        1.1%     11.1%    -60.0%

Loans

     Loans outstanding, net of unearned discount, were $469.5 million as of September 30, 1994, a very favorable $72.3 million (18.2%) increase in the last twelve months. As shown in the table below, CBSI is predominantly a retail bank, with over 70% of its outstandings spread across three basic consumer loan types. Growth in the last year has been fairly evenly spread across the consumer indirect, consumer mortgage, and business lending product lines. All four types are more fully defined in the company's 1993 annual report.

For the Quarter      Consumer   Consumer   Consumer   Business     Total    Yield on
Ended:                Direct    Indirect   Mortgages   Lending     Loans      Loans
(000's)               ------     ------     ------     ------     ------     ------
                                          Amount and Change                 Quarterly
                                       from Preceding Quarter                Average
                      ------     ------     ------     ------     ------     ------
December 31, 1992
   Amount              $94,608    $71,314   $100,656    $95,779   $362,356      10.35%
   Change                  N/A        N/A        N/A        N/A        N/A        N/A

March 31, 1993
   Amount              $92,005    $68,650   $105,577   $101,234   $367,467      10.07%
   Change                 -2.8%      -3.7%       4.9%       5.7%       1.4%     (0.28)

June 30, 1993
   Amount              $90,296    $71,123   $111,873   $108,537   $381,830       9.88%
   Change                 -1.9%       3.6%       6.0%       7.2%       3.9%     (0.19)

September 30, 1993
   Amount              $95,102    $72,120   $120,124   $109,788   $397,134       9.54%
   Change                  5.3%       1.4%       7.4%       1.2%       4.0%     (0.34)

December 31, 1993
   Amount              $95,502    $74,321   $127,618   $120,430   $417,871       9.38%
   Change                  0.4%       3.1%       6.2%       9.7%       5.2%     (0.16)

March 31, 1994
   Amount              $92,908    $77,103   $133,085   $123,373   $426,470       9.22%
   Change                 -2.7%       3.7%       4.3%       2.4%       2.1%     (0.16)

June 30, 1994
   Amount              $93,768    $86,230   $138,349   $127,180   $445,527       9.29%
   Change                  0.9%      11.8%       4.0%       3.1%       4.5%      0.07

September 30, 1994
   Amount              $98,280    $94,464   $142,012   $134,724   $469,480       9.34%
   Change                  4.8%       9.5%       2.6%       5.9%       5.4%      0.05

Change from
September 30, 1993 to
September 30, 1994
   Amount               $3,178    $22,344    $21,888    $24,936    $72,346      (0.20)
   Change                  3.3%      31.0%      18.2%      22.7%      18.2%       N/A

Loan mix
September 30, 1993        23.9%      18.2%      30.2%      27.6%     100.0%
September 30, 1994        20.9%      20.1%      30.2%      28.7%     100.0%
   Change                 -3.0%       2.0%       0.0%       1.1%      ---

 * May not foot due to rounding

     More than 34% of CBSI's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which grew nearly 23%. Though a relatively low prime lending rate has encouraged borrowing, small and medium sized companies have also been receptive to CBSI's responsive and personalized service. In addition, experienced lending officers who have joined the bank in the last two years have enhanced commercial loan growth. The recent increases in the prime rate have not appeared to dampen demand, as evidenced by favorable growth of 5.9% during the last three months.

     The over 18% increase in consumer mortgages since third quarter 1993 (or 30% of total loan growth) is attributable to the moderately favorable mortgage rate environment and the winding down of the fixed rate refinancing boom of the last two years. Growth during the third quarter of 1994 has slowed with higher interest rates as consumer mortgages rose only 2.6% over the preceding quarter-- the lowest quarterly increase in the last seven quarters. Sales of mortgages in the secondary market, a program implemented early in the quarter, reduced outstandings growth by approximately $325,000.

     Growth of 31% during the last twelve months in indirect consumer loans (applications taken at dealer locations) reflects both high automobile demand industry-wide, which began in the spring of last year, as well as greater emphasis on this product line in CBSI's Southern Region. These factors produced a strong 9.5% increase in the quarter just ended. Approximately, 60% of the bank's indirect automobile loans are used versus 40% new. About 6% of the consumer indirect portfolio consists of mobile homes, and recreational and other vehicles. Indirect loans account for 31% of total loan growth since September 30, 1993.

     Consumer direct loans have grown a modest 3.3% since September 30, 1993. Having been essentially flat since the end of 1992 after the accumulation and periodic sale of student loans is considered, this line of business started to show small increases earlier this year in conventional instalment and direct personal lending as the economy strengthened. Borrowing under home equity lines of credit has maintained gradual, steady growth.

     Loans at CBSI have now climbed for ten consecutive quarters, which compares very favorably against the banking industry in general. The change in loan portfolio mix by type over the last year is shown at the bottom of the above table. While the mix of consumer mortgages has stabilized in the last twelve months after a sharp increase in 1991-1993, the commercial loan share continues to rise. And after a slide which started before the 1990 recession, the indirect loan share began to turn up in the first quarter of this year.
Although improvement is reflected in the last three months, there continues to be a decreasing direct consumer loan presence.

     As discussed in the net interest income section of this report, earning asset yields have fallen 36 basis points over the last twelve months. Despite a 151 basis point increase in the average prime rate for the three months ending September 30, 1994 over the same period last year, the loan yield has fallen 20 basis points. This has resulted from continued runoff of higher yielding loans and market pressure keeping new indirect loan rates relatively low.
Nonetheless, CBSI's predominantly retail loan mix and related pricing objectives have maintained a very favorable overall loan yield, being in the 88th peer percentile as of June 30, 1994.

Loan Loss Provision and Reserve for Loan Losses

     The provision for future loan losses was $315,000 for the three months ended September 30, 1994, down $149,000 (32.1%) versus the same period last year. At $977,000 for the first nine months, the provision is $270,000 or 21.6% lower.

     Net charge-offs for the quarter were $243,000 (a modest .21% of loans), up from $109,000 a year ago due a 25% increase in gross charge offs and fewer recoveries. 1994's YTD gross charge- offs were reduced from the prior year's level, but lower recoveries more than offset this improvement. CBSI's net charge offs are slightly above the peer norm, being in the 57th percentile as of June 30, 1994.

                               3 Months   3 Months     9 Months   9 Months 12 Months
(000's or % Ratios)            Sept 30,   Sept 30,   Sept 30,   Sept 30,    Dec 31,
                                 1994       1993       1994       1993       1993
- ----------                       ----       ----       ----       ----       ----
Net Charge-offs                     $243       $109       $641       $524       $782
Net Charge-offs/Ave Loans           0.21%      0.11%      0.20%      0.19%      0.20%

Gross Charge-offs                   $375       $300       $995     $1,048     $1,410
Gross Charge-offs/Ave Loans         0.33%      0.31%      0.30%      0.37%      0.37%

Recoveries                          $132       $191       $354       $525       $628
Recoveries/Prior year               37.0%      29.1%      33.6%      27.0%      24.2%
      gross charge offs

     The lower provision along with strong loan growth discussed above caused the ratio of loan loss reserve to total loans to fall to 1.29%. Despite the ratio's decline, the reserve reached a new high at quarter end of $6.0 million. Management believes that having a loan loss reserve ratio in the neighborhood of 1.25% is consistent with CBSI's credit quality, which has enabled the reserve for loan losses to be more than twice the level of non-performing loans since the company's restructuring as a single bank.

                               3 Months   3 Months     9 Months   9 Months 12 Months
(000's or % Ratios)            Sept 30,   Sept 30,   Sept 30,   Sept 30,    Dec 31,
                                 1994       1993       1994       1993       1993
- ----------                       ----       ----       ----       ----       ----
Non-Performing Loans              $2,560     $2,602     $2,560     $2,602     $2,391
Non-Performing Loans/Loans          0.55%      0.66%      0.55%      0.66%      0.57%

Loan Loss Allowance               $6,042     $5,705     $6,042     $5,705     $5,707
Loan Loss Allowance/Loans           1.29%      1.44%      1.29%      1.44%      1.37%

Loan Loss Allowance/                 236%       219%       236%       219%       239%
     Non-Performing Loans

Loan Loss Provision                 $315       $464       $977     $1,246     $1,506
Loan Loss Provision/                 129%       426%       152%       238%       193%
     Net Charge-offs

     Non-performing loans remained at a manageable level as of the most recent quarter end at $2.6 million, down slightly from twelve months earlier. Also down from the September 30, 1993 level was the ratio of non-performers to loans outstanding to .55%; the slightly lower level at June 30, 1994 was in the very favorable 25th percentile.

     The ratio of loan loss provision to net charge offs for the most recent quarter end was 129%, well below the 426% ratio twelve months earlier when the reserve was being built more aggressively and net charge-offs were extremely low. Nonetheless, today's coverage of loan loss reserves over non-performers is favorable at 236%. Included in this is coverage is an ample 15% in reserves to absorb general, unforeseen losses.

     The following table reflects the detail on non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .34% as of September 30, 1994, down 17 basis points from a year ago. Troubled debt restructuring declined significantly to only $31,000 compared to a year earlier at $290,000; the change reflects being paid out of a previously restructured commercial loan.

                                 9 Months   9 Months 12 Months  12 Months  12 Months
(000's or % Ratios)              Sept 30,   Sept 30,    Dec 31,    Dec 31,    Dec 31,
                                   1994       1993       1993       1992       1991
- ----------                         ----       ----       ----       ----       ----
Loans accounted for on a          $1,737     $1,926     $1,738       $881     $1,369
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                       $823       $676       $653       $726       $957
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings                  $31       $290       $243       $356     $1,720
Other Real Estate                   $302       $649       $433       $459     $1,426
                                   -----      -----      -----      -----      -----
Total Non-Performing Assets       $2,893     $3,541     $3,067     $2,422     $5,472
Total Non-Performing Assets/        0.34%      0.51%      0.43%      0.36%      0.86%
    Total Assets

 * May not foot due to rounding

    Total delinquencies at $7.5 million (loans greater than 30 days past due plus nonaccruals) climbed 21% from one year earlier, though the ratio to total loans at 1.5% remained favorable to peer norms and improved from prior periods. The reason for the dollar increase is a single past due commercial loan in the time and demand category, for which corrective action is being taken. Installment and real estate delinquencies increased slightly; however, the ratio of delinquencies to total loans in both categories declined due to loan growth.

Delinquencies                    9 Months   9 Months 12 Months  12 Months  12 Months
30 days - Non-accruing           Sept 30,   Sept 30,    Dec 31,    Dec 31,    Dec 31,
(000's or % Ratios)                1994       1993       1993       1992       1991
- ----------                         ----       ----       ----       ----       ----
Total Delinquencies               $7,459     $6,171     $7,004     $6,894     $9,928
Ratio to Total Loans                1.50%      1.46%      1.58%      1.76%      2.62%

Time & Demand                     $3,851     $2,711     $2,633     $1,758     $2,908
Ratio to Time & Demand              2.70%      2.32%      2.07%      1.72%      3.21%

Installment                       $2,467     $2,458     $3,156     $4,026     $5,803
Ratio to Installment                1.37%      1.58%      2.01%      2.53%      3.24%

Real Estate                       $1,141     $1,002     $1,214     $1,110     $1,217
Ratio to Real Estate                0.65%      0.66%      0.76%      0.85%      1.11%

Note:  Ratios to Gross Loans

* May not foot due to rounding

Deposits

     Deposits are the primary source of funding for loans and investments as measured by the deposits to earning asset ratio. This ratio is down 5.3 percentage points from a year ago to 87.7%, reflecting borrowings as an increased source of funding in order to achieve management's balance sheet leverage objectives. Earning assets have increased $103.3 million over the last twelve months, while deposits have grown $81.9 million. Third quarter 1994 deposit growth was substantially higher with the full impact of the June 1994 Columbia Banking branch acquisitions.

     The table below displays the components of total deposits and volume and rate trends over the last eight quarters.

For the Quarter      Average   Average   Average   Average   Average   Average
Ended:                Demand   Savings    Money      Time     Total   Deposits/
(000's)                                   Market             Deposits  Earning
                      ------    ------    ------    ------    ------    Assets
                                        Amount and Average Rate
                      ------    ------    ------    ------    ------    ------
December 31, 1992
   Amount             $86,323  $226,541   $78,579  $191,046  $582,489      94.6%
Yield / Rate            ----       3.05%     2.82%     4.73%     3.11%

March 31, 1993
   Amount             $84,744  $237,060   $78,189  $182,275  $582,268      92.9%
Yield / Rate            ----       2.91%     2.73%     4.55%     2.98%

June 30, 1993
   Amount             $85,818  $251,997   $81,296  $195,382  $614,493      95.9%
Yield / Rate            ----       2.81%     2.69%     4.39%     2.91%

September 30, 1993
   Amount             $88,563  $240,831   $78,329  $189,625  $597,350      93.0%
Yield / Rate            ----       2.65%     2.61%     4.33%     2.79%

December 31, 1993
   Amount             $91,701  $241,030   $75,144  $193,265  $601,141      92.5%
Yield / Rate            ----       2.53%     2.50%     4.17%     2.67%

March 31, 1994
   Amount             $92,522  $241,123   $72,003  $196,099  $601,747      88.1%
Yield / Rate            ----       2.49%     2.52%     4.13%     2.65%

June 30, 1994
   Amount             $96,131  $252,259   $77,514  $214,297  $640,200      86.9%
Yield / Rate             ----      2.49%     2.47%     4.12%     2.66%

September 30, 1994
   Amount            $101,110  $256,496   $77,446  $244,149  $679,201      87.7%
Yield / Rate             ----      2.64%     2.62%     4.24%     2.82%

Change in quartely average
outstandings & yield / rate
September 30, 1993 to
September 30, 1994
   Amount             $12,546   $15,665     ($884)  $54,523   $81,851      -5.3%
 % Change                14.2%      6.5%     -1.1%     28.8%     13.7%
Change (% pts)           ----     (0.01)     0.01     (0.09)     0.03

Deposit Mix
September 30, 1993       14.8%     40.3%     13.1%     31.7%    100.0%
September 30, 1994       14.9%     37.8%     11.4%     35.9%    100.0%
   Change                 0.1%     -2.6%     -1.7%      4.2%    ----

Year-to-date average
outstandings: (000's)


September 30, 1993
   Amount             $86,389  $243,310   $79,272  $189,121  $598,092      93.9%
Yield / Rate             ----      2.79%     2.68%     4.42%     2.89%     ----



September 30, 1994
   Amount             $96,619  $250,016   $75,674  $218,358  $640,666      87.6%
Yield / Rate             ----      2.54%     2.54%     4.17%     2.71%     ----

Change in YTD average
outstandings & yield / rate
from September 30, 1993 to
September 30, 1994
                                            .
   Amount             $10,230    $6,706   ($3,598)  $29,237   $42,574      (6.3)
 % Change                11.8%      2.8%     -4.5%     15.5%      7.1%     ----
Change (%pts)            ----     (0.25)    (0.14)    (0.25)    (0.18)

 * May not foot due to rounding

     Average total deposits for the quarter were 13.7% higher than the comparable 1993 period. As shown by the table, more than two-thirds of total deposit growth was in time deposits (up $54.5 million), with the balance split roughly between savings and demand accounts; money market deposits were flat. The major reasons for the increase are the $62.4 million Columbia Banking FSA deposit acquisition late in the second quarter, the Waddington denovo branch, an expanded business customer base consistent with record increases in commercial loans, the spring 1993 closing of the Jefferson National Bank in CBSI's Northern Region, and the sale of the former Manufacturer's Hanover branches in the Southern Region.

     The deposit mix has changed slightly since the third quarter of 1993. Time deposits have increased with the recent upturn in financial market rates and the high proportion of time deposits in the acquired Columbia deposits; the bank has chosen to promote longer term personal C.D.s aggressively as part of its overall asset/liability management strategy to lengthen its funding structure. Additionally, municipal time deposits have moved toward more historical levels since higher rates have decreased the temporary parking of public funds in money market and savings accounts.

     While borrowing costs have risen with the recent movement in the federal funds rate, the above table shows that the average rates on interest bearing deposits lagged or were flat for the first two quarters of 1994 and have increased only slightly in the third quarter to a level almost equal to that of
third quarter 1993.   As of June 30, 1994, CBSI's average rate on interest
bearing deposits was in the 54th peer percentile.

     After having steadily fallen for a number of quarters, the average rate on total deposits appears to have bottomed out in the first six months of this year. The 16 basis point rise in average cost of deposits during the quarter just ended places the rate essentially unchanged from third quarter 1993 at 2.82%. Had it not been for the substantial $12.5 million in demand deposit growth, the average rate would have been 5 basis points higher.

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

      The bank's liquidity level as of September 30, 1994 is considered by management to be adequate. In the event of a liquidity crisis, over $129 million (essentially short term assets minus short term liabilities) or 15.2% of assets could be converted into cash within a 30 day time period. This puts the liquidity position well above the bank's 7.5% policy minimum. The same policy minimum applies to projections over a 90-day period, for which the actual ratio was 14.0% as of this quarter end. This longer period encompasses continued service to loan customers and normal deposit flows anticipating viability of the institution after coping with the initial crisis. While this liquidity approach and related measures have been practiced by leading banks for a number of years, they have recently been validated by the New England banking crises.

     The following table shows the trend of loans, investments, large liability certificates of deposit and other borrowings over the last seven quarters.

For the Quarter      Average    Average     Ave Core    Ave CD's    Average    Interest
Ended:                Loans   Investments   Deposits   >$100,000   Borrowings   Bearing
(000's)                           (a)         (b)                             Liabilities
                      ------     ------      ------      ------      ------      ------
                              Amount and Average Yield / Rate
                      ------     ------      ------      ------      ------      ------
December 31, 1992
   Amount            $358,494    $257,188    $553,565     $28,924     $20,580    $516,746
Yield / Rate            10.35%       7.96%       3.10%       3.36%       2.74%       3.61%

March 31, 1993
   Amount            $364,386    $262,606    $561,322     $20,945     $28,340    $525,864
Yield / Rate            10.07%       7.75%       2.96%       3.38%       3.75%       3.50%

June 30, 1993
   Amount            $372,749    $268,318    $590,523     $23,971     $12,138    $540,813
Yield / Rate             9.88%       7.33%       2.89%       3.29%       3.13%       3.37%

September 30, 1993
   Amount            $388,137    $254,134    $579,514     $17,836     $25,043    $533,829
Yield / Rate             9.54%       7.30%       2.76%       3.55%       3.24%       3.27%

December 31, 1993
   Amount            $404,944    $244,733    $576,448     $24,693     $26,394    $535,834
Yield / Rate             9.38%       6.58%       2.64%       3.35%       3.16%       3.15%

March 31, 1994
   Amount            $419,874    $262,915    $576,613     $25,133     $58,850    $568,074
Yield / Rate             9.22%       6.71%       2.60%       3.72%       3.49%       3.16%

June 30, 1994
   Amount            $435,678    $300,740    $605,653     $34,548     $81,048    $625,117
Yield / Rate             9.29%       6.69%       2.60%       3.67%       4.07%       3.25%

September 30, 1994
   Amount            $454,383    $320,187    $644,302     $34,899     $79,676    $657,767
Yield / Rate             9.34%       7.01%       2.74%       4.33%       4.50%       3.45%

Change in quarterly average
outstandings & yield / rate
from September 30, 1993 to
September 30, 1994
   Amount             $66,247     $66,053     $64,788     $17,062     $54,633    $123,937
 % Change                17.1%       26.0%       11.2%       95.7%      218.2%       23.2%
Change (%pts)           (0.20)      (0.29)      (0.03)       0.78        1.26        0.19

Year-to-date average
outstandings: (000's)

September 30, 1993
   Amount            $375,177    $261,655    $577,186     $20,906     $21,828    $533,531
Yield / Rate             9.82%       7.46%       2.87%       3.41%       3.37%       3.38%

September 30, 1994
   Amount            $436,771    $294,824    $609,104     $31,562     $73,267     617,315
Yield / Rate             9.28%       6.81%       2.65%       3.93%       4.07%       3.30%

Change in YTD average
outstandings & yield / rate
from September 30, 1993 to
September 30, 1994
   Amount             $61,594     $33,169     $31,918     $10,656     $51,439     $83,783
 % Change                16.4%       12.7%        5.5%       51.0%      235.7%       15.7%
Change (%pts)           (0.53)      (0.64)      (0.22)       0.52        0.70       (0.08)

Note:  (a)  Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

       (b) Defined as total deposits minus CD's > $100,000. Rate includes impact of non-interest bearing transaction accounts.

 * May not foot due to rounding

     Borrowings for third quarter 1994 averaged $79.7 million as compared to $25.0 million a year earlier. This resulted from CBSI's strategy to increase net interest income by expanding earning assets as long as loan and investment opportunities are attractive and non-deposit funding sources are sufficient. As discussed in the capital section of this report, this strategy is being executed within the guideline of maintaining the tier I leverage ratio in the 6.5-7% range. In addition, borrowings are constrained by an internal guideline not to exceed 50% of assets eligible to collateralize borrowings. This would provide for unused borrowing capacity of $102 million as of quarter end in the event of an unforeseen liquidity crisis or other need.

     CBNA's Federal Home Loan Bank borrowings are comprised of primarily 90 day terms or less, with the bulk at the currently manageable overnight rate. Twenty million dollars represents a one year term borrowing at a low fixed rate. The bank's asset/liability management committee monitors the trade-off between raising funds through retail deposits versus large liability certificates of deposit and other borrowings. Management uses borrowings and certificates of deposit interchangeably according to the more cost effective option for the maturity of funds desired. On a short-term basis, borrowings also cushion fluctuations in deposits; the bank services a large municipal deposit base that varies with seasonal cash requirements and revenue flows.

Investments and Asset/Liability Management

     The level and composition of Community Bank System, Inc.'s investment portfolio is designed to balance the constraints of liquidity, interest rate risk, capital and credit risk while providing an acceptable rate of return. In meeting that objective, the portfolio at quarter end comprised 40.9% of earning assets and contributes a substantial steady stream of interest income using high quality securities with relatively short maturities.

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

For the Quarter        U.S.     Mtg-Backs     Tax       Other      Total    Invests /
Ended:                Gov'ts       (a)      Exempts      (b)    Investments Earning
(000's)               ------     ------     ------     ------     ------     Assets
                                       Amount and Change
                                    from Preceding Quarter                   (Period
                      ------     ------     ------     ------     ------      End)
December 31, 1992
   Amount             $106,797   $117,931    $27,940    $10,319   $262,986       42.1%
   Change                  N/A        N/A        N/A        N/A        N/A        N/A

March 31, 1993
   Amount             $120,475   $107,948    $27,797     $9,217   $265,437       41.9%
   Change                 12.8%      -8.5%      -0.5%     -10.7%       0.9%      (0.1)

June 30, 1993
   Amount             $117,435   $105,306    $26,939     $8,321   $258,001       40.3%
   Change                 -2.5%      -2.4%      -3.1%      -9.7%      -2.8%      (1.6)

September 30, 1993
   Amount             $111,309   $101,316    $27,612     $6,486   $246,723       38.3%
   Change                 -5.2%      -3.8%       2.5%     -22.1%      -4.4%      (2.0)

December 31, 1993
   Amount             $114,413   $108,320    $24,585     $6,227   $253,544       37.8%
   Change                  2.8%       6.9%     -11.0%      -4.0%       2.8%      (0.6)

March 31, 1994
   Amount             $120,183   $144,472    $23,807     $7,091   $295,553       40.9%
   Change                  5.0%      33.4%      -3.2%      13.9%      16.6%       3.2

June 30, 1994
   Amount             $127,571   $153,485    $21,246    $11,894   $314,196       41.4%
   Change                  6.1%       6.2%     -10.8%      67.7%       6.3%       0.4

September 30, 1994
   Amount             $145,870   $146,423    $22,166    $10,444   $324,902       40.9%
   Change                 14.3%      -4.6%       4.3%     -12.2%       3.4%      (0.5)

Change from
September 30, 1993 to
September 30, 1994
   Amount              $34,561    $45,107    ($5,447)    $3,958    $78,180        2.6%
   Change                 31.0%      44.5%     -19.7%      61.0%      31.7%      ---

Investment Mix
September 30, 1993        45.1%      41.1%      11.2%       2.6%     100.0%
September 30, 1994        44.9%      45.1%       6.8%       3.2%     100.0%
   Change                 -0.2%       4.0%      -4.4%       0.6%      ---

Note:  (a)  Includes CMO's and pass through's
       (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock

 * May not foot due to rounding

     Investments totaled $325 million for the quarter just ended, up $78 million (31.7%) from twelve months prior. This increase, which largely began in first quarter 1994, is attributable to the previously mentioned strategy of increasing net interest income by growing earning asset levels when favorable investment opportunities are available.

     As rates were rising in the first quarter of 1994 and early second quarter, cash flow producing investments (such as 15 year seasoned mortgage backed securities) were purchased to provide an expected flow of funds for reinvestment at higher rates later on. Thus, significant growth (34%) was seen from December 1993 to March 1994 in mortgage backed securities. In the middle of the second quarter, as rates began to level, call protection investments were purchased. Thus, from March 1994 to September 1994, there is less growth in mortgage backed securities (1.3%) than in call protection U.S. Governments (21%).

     As the result of the 1994 purchases, mortgage backed securities grew to $146.2 million, up $44.9 million (44%) from September 30, 1993, while U.S. government securities grew to $145.8 million, up $34.6 million (31%) over the same period. Additional growth in investments resulted from significant increases in the bank's Federal Home Loan Bank stock level (reflected in other investments) as required by the increased borrowing levels.

     Over the last twelve months, the investment portfolio mix has shifted such that there are increased proportions of mortgage backed securities (45% as of September 30, 1994) and other investments (Federal Home Loan Bank stock), while a decreasing proportion of tax exempt and U.S. government securities.

     The average fully taxable equivalent yield in the last year has decreased from 7.30% to 7.01% as higher yielding investments have run off. Nonetheless, as of June 30, 1994 CBSI's overall investment yield is in the highly favorable 84th percentile. As rates in the financial markets increased in 1994, the downward trend in the average investment yield stabilized in the first and second quarters and has since begun to increase in the third quarter.

     The average portfolio life based on earliest redemption date has remained unchanged from September 30, 1993 at 2.6 years. Consistent with the recent rise in financial market rates, the portfolio's market value appreciation decreased from $12.3 million or 5.1% of book value one year ago to a $4.7 million loss or (1.5%) of book value as of September 30, 1994.

     As of the most recent quarter end, $117 million or 36% of the investment portfolio is classified as available for sale in accordance with SFAS No. 115, which was adopted as of year-end 1993. The most common criteria for placing securities in the AFS portfolio is the need to sell securities for liquidity needs and in the management of interest rate risk. However, CBSI's liquidity position does not rely on security sales, and interest rate risk is managed at the time of investment purchase rather than after the fact.

     To be conservative, the bank has chosen to place in its AFS portfolio all collateralized mortgage obligations and publicly traded securities with a stated final maturity or call date of two years or less. As of September 30, 1994 the AFS portfolio average maturity based on earliest redemption date was 2.1 years and the pre-tax market value adjustment was a negative $2.5 million or (2.3%) of book value. The available for sale portfolio has been decreasing since the adoption of SFAS 115; since that time, all new purchases have been classified as held to maturity.

     The held to maturity portfolio (64% of the total investments) amounted to $207 million as of September 30, 1994. Average time to maturity of these securities based on the earliest redemption date was 2.8 years, reflecting a high (but slowing) rate of prepayments on mortgage backed holdings. The portfolio recorded a market value loss of $2.2 million or 1% below book value for the quarter just ended.

     The following table displays several of the underlying investment portfolio statistical measures discussed above on a quarterly basis since December 31, 1992.

For the Quarter     Portfolio  Portfolio Portfolio      AFS      AFS Market    Net
Ended:               Average   Maturity  Market /   Portfolio /    Value     Realized
(000's)               Yield     (Years)     Book       Total     Adjustment  Gains /
                       (a)        (b)                Portfolio    (Pretax)   (Losses)
                     --------  --------   --------    --------    --------   --------
December 31, 1992         7.96%     2.7       103.9%        N/A         N/A        $0

March 31, 1993            7.75%     2.7       105.2%        N/A         N/A        $0

June 30, 1993             7.33%     2.5       104.9%        N/A         N/A        $0

September 30, 1993        7.30%     2.6       105.1%        N/A         N/A        $0

December 31, 1993         6.58%     2.3       103.7%       50.0%     $2,164      ($15)

March 31, 1994            6.71%     3.3       101.7%       41.8%       $592       ($3)

June 30, 1994             6.69%     2.9        99.5%       38.5%    ($1,209)       $0

September 30, 1994        7.01%     2.6        98.5%       36.0%    ($2,470)       $0

Change from
September 30, 1993 to
September 30, 1994       -0.29%     0.0        -6.6%       36.0%    ($2,470)       $0


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





                                  Community Bank System, Inc.




Date: _______________________        __/s/ Sanford A. Belden__________
                                        Sanford A. Belden, President and
                                         Chief Executive Officer



Date: _______________________        __/s/ David G. Wallace___________
                                        David G. Wallace, Senior
                                         Vice President and
                                         Chief Financial Officer

                             Community Bank System, Inc.
                     Statement re Earnings Per Share Computation

                                     Exhibit 11


                                  Three Months Ended     Nine Months Ended
                                    September 30,           September 30,
                                   1994       1993         1994      1993
Primary Earnings Per Share


 Net Income                    2,712,827    2,465,537  7,761,871  7,273,113


                               ----------   ---------  ---------  ---------
Income applicable
    to common stock            2,712,827    2,465,537  7,761,871  7,273,113
                               ==========   =========  =========  =========

Weighted average number
    of common shares           2,770,727    2,731,113  2,759,612  2,716,877
Add: Shares issuable from
    assumed exercise of
    incentive stock options       48,561       61,860     53,050     64,770
                               ---------    ---------  ---------  ---------
Weighted average number of
    common shares - adjusted   2,819,288    2,792,973  2,812,662  2,781,647
                               =========    =========  =========  =========

Primary earnings per share        $0.96      $0.88        $2.76       $2.61
                                  =====      =====        =====       =====

Fully Diluted Earnings Per Share

 Net Income                    2,712,827    2,465,537  7,761,871  7,273,113
                               =========    =========   ========= =========

Weighted average number of
    common shares - adjusted   2,821,068    2,799,097  2,816,418  2,794,098
Add: Equivalent number of
    common shares assuming
    conversion of preferred
                               ---------    ---------   --------- ---------
Weighted average number of
    common shares - adjusted   2,821,068    2,799,097  2,816,418  2,794,098
                                =========   =========   ========= =========

Fully diluted earnings per share  $0.96      $0.88        $2.76       $2.60
                                  =====      =====        =====       =====