Form 10-Q/A
period 1994-09-30
COMMUNITY BANK SYSTEM INC
filed 1994-12-23
CIK 723188

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

- -------------------------

Form 10-Q \ A

AMENDMENT TO APPLICATION OR REPORT
Filed Pursuant to Section 12, 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

          COMMUNITY BANK SYSTEM, INC.
(Exact name of registrant as specified in charter)


AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, or exhibits or other portions of its Quarterly Report for the nine months ended September 30, 1994 on Form 10-Q as set forth in the pages attached hereto:

            EX-27.  Financial Data Schedule

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMMUNITY BANK SYSTEM, INC.
                                                   (Registrant)

 Date:   December 23, 1994                By:  /s/ David G. Wallace
                                                   David G. Wallace
                                                   Vice President and
                                                 Chief Financial Officer