Form 10-Q
period 1995-03-31
COMMUNITY BANK SYSTEM INC
filed 1995-05-15
CIK 723188

FORM 10 - Q

                        SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                For the three months ended March 31, 1995


                        Commission file number 0-11716


                          COMMUNITY BANK SYSTEM, INC.
              (Exact name of registrant as specified in its charter)


               DELAWARE                                      16-1213679
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)





       5790 Widewaters Parkway, DeWitt, New York                     13214
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

Common Stock, $1.25 par value -- 2,789,750 shares as of May 3, 1995.

                                INDEX
           COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

      Consolidated balance sheets --
      March 31, 1995, December 31, 1994 and March 31, 1994.

      Consolidated statements of income --
      Three months ended March 31, 1995 and 1994

      Consolidated statements of cash flows --
      Three months ended March 31, 1995 and 1994.


Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
- - --------------------------------------------------------------------------------------------------------------------

                                                                        March 31,     December 31,        March 31,
ASSETS                                                                       1995             1994             1994
    Cash and due from banks                                           $50,721,496      $30,522,189      $28,551,066
    Interest bearing deposits with other banks                                  0                0           90,000
    Federal funds sold                                                          0                0                0

                       TOTAL CASH AND CASH EQUIVALENTS                 50,721,496       30,522,189       28,641,066

    Investment securities
       U.S. Treasury                                                   16,607,542       16,624,198       27,469,783
       U.S. Government agencies and corporations                      175,918,083      170,462,427       92,713,368
       States and political subdivisions                               17,761,948       20,777,354       23,806,800
       Mortgage-backed securities                                     162,407,975      155,376,150      144,472,287
       Other securities                                                13,930,297       14,727,925        6,500,539
       Federal Reserve Bank                                               551,550          551,550          500,350

                           TOTAL INVESTMENT SECURITIES                387,177,395      378,519,604      295,463,127
    Loans                                                             519,252,700      510,738,775      451,449,946
      Less: Unearned discount                                          23,871,714       27,659,684       24,979,937
            Reserve for possible loan losses                            6,423,564        6,281,109        5,707,451

                                             NET LOANS                488,957,422      476,797,982      420,762,558
    Bank premises and equipment                                        10,651,544       10,591,510        9,904,811
    Accrued interest receivable                                         8,006,653        6,657,326        4,796,604
    Intangible assets                                                   5,987,253        6,106,608          412,800
    Other assets                                                        8,777,761        6,305,990        8,106,192

                                          TOTAL ASSETS               $960,279,524     $915,501,209     $768,087,158

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest bearing                                            $101,167,608     $103,006,969      $90,407,560
      Interest bearing                                                621,212,656      576,630,655      531,810,494

                                        TOTAL DEPOSITS                722,380,264      679,637,624      622,218,054

    Federal funds purchased and securities sold under
       agreements to repurchase                                        43,765,000       57,300,000       31,500,000
    Term borrowings                                                   115,550,000      105,550,000       45,550,000
    Obligations under capital lease                                             0                0           16,938
    Accrued interest and other liabilities                              9,621,279        6,724,070        6,073,359

                                     TOTAL LIABILITIES                891,316,543      849,211,694      705,358,351

    Shareholders' equity
       Preferred stock $1.00 par value                                          0                0                0
       Common stock $1.25 par value                                     3,485,187        3,485,187        3,436,898
       Surplus                                                         14,885,100       14,885,096       14,386,731
       Undivided profits                                               51,768,386       49,853,313       44,560,452
       Unrealized gains (losses) on available for sale securities      (1,172,571)      (1,930,414)         350,032
       Less:  Shares issued under
                employee stock plan - unearned                              3,121            3,667            5,306



                            TOTAL SHAREHOLDERS' EQUITY                 68,962,981       66,289,515       62,728,807

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $960,279,524     $915,501,209     $768,087,158

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
- - ----------------------------------------------------------------------------------------------
                                                                                  Three Months
                                                                                      March
INTEREST INCOME                                                      1995             1994
  Interest and fees on loans                                     $11,470,601       $9,335,055
  Interest and dividends on investments:
     U.S. Treasury                                                   296,841          482,490
     U.S. Government agencies and corporations                     3,378,957        1,554,825
     States and political subdivisions                               301,490          370,897
     Mortgage-backed securities                                    2,965,514        1,608,333
     Other securities                                                209,784          154,895
  Interest on federal funds sold                                      32,777                0
  Interest on deposits at other banks                                      0            1,058

                                                                  18,655,964       13,507,553
INTEREST EXPENSE
  Interest on deposits
     Savings                                                       2,002,495        1,927,579
     Time                                                          3,888,923        1,999,316
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     Term borrowings                                               2,339,030          505,738
  Interest on capital lease                                                0              501

                                                                   8,230,448        4,433,134

                                           NET INTEREST INCOME    10,425,516        9,074,419
Provision for possible loan losses                                   254,411          239,172

                                     NET INTEREST INCOME AFTER
                                     PROVISION FOR LOAN LOSSES    10,171,105        8,835,247

OTHER INCOME
  Fiduciary services                                                 339,936          324,570
  Service charges on deposit accounts                                661,759          563,638
  Other service charges, commissions and fees                        337,097          311,625
  Other operating income                                              58,258           32,526
  Investment security gain (loss)                                          0           (3,125)

                                                                   1,397,050        1,229,234

                                                                  11,568,155       10,064,481
OTHER EXPENSES
  Salaries, wages and employee benefits                            3,711,283        3,283,990
  Occupancy expense of bank premises, net                            540,068          533,288
  Equipment and furniture expense                                    426,158          414,883
  Other                                                            2,346,128        2,024,089

                                                                   7,023,637        6,256,250

                             INCOME BEFORE INCOME TAXES            4,544,518        3,808,231
Income taxes                                                       1,793,000        1,408,000

                                             NET INCOME           $2,751,518       $2,400,231

Earnings per common share                                              $0.98            $0.85

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Three Months Ended March 31, 1995 and 1994

Increase (Decrease) in Cash and Cash Equivalents
                                                                                1995           1994
- - ----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                              $2,751,518     $2,400,231
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                                           359,012        372,510
      Amortization of intangible assets                                      119,355         39,464
      Provision for loan losses                                              254,411        239,172
      Provision for deferred taxes                                           (37,021)      (114,101)
      Loss on sale of investment securities                                        0          3,125
      Gain on sale of Loans                                                  (15,506)             0
      Loss on sale of assets                                                  (2,000)          (185)
      Change in interest receivable                                       (1,349,327)      (257,835)
      Change in interest payable and accrued expenses                      1,209,821        643,050
      Change in unearned loan fees and costs                                 (37,635)         2,280
- - ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                             3,252,628      3,327,711
- - ----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                     0     10,900,000
  Proceeds from maturities of investment securities                      (24,184,602)     7,733,056
  Purchases of investment securities                                      17,133,295    (62,162,318)
  Net change in loans outstanding                                        (13,956,164)   (11,088,057)
  Capital expenditures                                                      (417,046)      (231,354)
- - ----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                               (21,424,517)   (54,848,673)
- - ----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings
    accounts                                                                 579,180     23,741,781
  Net change in certificates of deposit                                   42,163,460     10,161,030
  Net change in term borrowings                                           (3,535,000)    19,500,000
  Payments on lease obligation                                                     0        (25,098)
  Issuance of common stock                                                         0         14,082
  Cash dividends                                                            (836,445)      (742,045)
- - ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                            38,371,195     52,649,750
- - ----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                       20,199,307      1,128,788
  Cash and cash equivalents at beginning of year                          30,522,189     27,512,278
- - ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  50,721,496     28,641,066
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                    $6,042,995     $4,154,416
====================================================================================================
Cash Paid For Income Taxes                                                  $474,503       $390,950
====================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES: None

The accompanying notes are an integral part of the consolidated financial statements.

                Community Bank System, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                                (Unaudited)

                                March 1995


Note A -- BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

       The Company adopted FAS 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. No additional provision for credit losses needed to be recognized as a result of the adoption of FAS 114.

       The adequacy of the allowance for credit losses is peridically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan catagories. Such factors as the level and trend of interest rates and condition of the national and local economies are also considered.

       The allowance for credit losses is established through charges to earnings in the form of a provision for credit loasses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for credit loansses.
Loans continue to be classified as impaired unless that are brought fully current and the collection of scheduled interest and principal is considered probable.

       When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

       At March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled
$4,203,000 with a corresponding valuation allowance of $1,519,000.

Part 1.  Financial Information

      Item 1.        Financial Statements

                     The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

      Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 1995 which are not otherwise apparent from the consolidated financial statements included in these reports.

Earnings Performance Summary

                                 Three Months Ended                 Change
                               3/31/95        3/31/94        Amount      Percent
(000s)

Net Income                     $2,752         $2,400         $352          14.6%

Earnings per share             $0.98          $0.85          $0.13         15.3%
Weighted average
  shares outstanding           2,815          2,808          8             0.3%

Return on average assets       1.20%          1.33%          -0.13%        N/A
Average assets                 $929,778       $730,155       $199,623      27.3%

Return on average
  shareholders' equity         16.62%         15.54%         1.08%         N/A
Average shareholders' equity   $67,151        $62,636        $4,514        7.2%

Percentage of average
  shareholders' equity to
  average assets               7.22%          8.58%          -1.36%        N/A

       Net income for first quarter 1995 reached a record high of $2.75 million, up 14.6% over the comparable 1994 period. Earnings per share rose 15.3% to $.98, also a record for the company.

       These records reflect continued excellent loan growth, an improved level of noninterest income, and enhanced utilization of shareholder capital. As a result, return on shareholder equity rose to 16.62%, up more than one percentage point from first quarter 1994. In addition, dividends to shareholders were 11.1% higher than one year earlier as a result of an increase approved last August to an annualized payment of $1.20 per share.

       Despite a narrower margin between earning asset yields and rates paid on deposits, as reflected by the bank's 63 basis point reduction in net interest margin from last year, CBSI's net interest income rose a very satisfactory 14.9% (nominal) for the quarter. This increase resulted from record loan growth of over 16% as well as 31% more in investment securities. In particular, net growth in automobile financing originated through dealers was very strong, up approximately
$37 million or 48% from one year earlier.   Overall business lending
was nearly 14% higher while consumer mortgages increased almost 7%.

       More than 40% of the $161 million growth in earning assets this quarter was funded by the bank's four branch acquisitions in 1994, with the balance from greater deposits held by municipalities and borrowings from the Federal Home Loan Bank (FHLB). As discussed in its recently released annual report, the company intends to repay virtually all its FHLB borrowings with deposits to be assumed in its pending acquisition of 15 branches from The Chase Manhattan Bank, N.A., scheduled for closing during the third quarter of this year.

       A 13.7% improvement in noninterest income for the quarter reflected higher fees from the sale of annuities, mutual funds, and employee benefit trust products as well as greater service charges and commissions from an expanded customer base gained from 1994's acquisitions. Overhead was up 12.3% for the quarter, with more than half the increase reflecting personnel costs. Staff has been added because of the newly acquired branches as well as to support business development efforts. Other increases related to the new branches were reflected in greater occupancy, FDIC insurance, and deposit intangible amortization expense. Lastly, certain other costs were higher due to activities in preparation for the acquisition of the Chase branches and timing differences compared to first quarter 1994.

       Asset quality remained good at the company. Net charge-offs were very low at .09% of average loans, and nonperforming loans were down slightly from the year-end 1994 level to .64% of loans outstanding. These factors enabled loan loss provision expense to be nearly unchanged from first quarter 1994 and still maintain the ratio of loan loss reserves to loans outstanding at the year-end 1994 level of 1.30%. Though down from one year ago, the ratio of reserves to nonperformers is considered ample by management at 2.0 times.

       The remainder of this report more fully discusses the balance sheet and earnings trends summarized above.


Net Interest Income

     Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. On a tax-equivalent basis, net interest income for first quarter 1995 increased $1.3 million (14.2%) over the same period in 1994 to $10.6 million. Compared with fourth quarter 1994, there was a $120,000 decline.

     The change in net interest income reflects both the change in net interest margin (yield on earning assets less cost of funds as a percentage of earning assets) and the change in earning asset levels. The table below shows these underlying dynamics.

For the Quarter           Net            Net         Yield on          Cost          Average         Loans /
Ended:                  Interest       Interest       Earning           of           Earning         Earning
(000's)                  Income         Margin         Assets         Funds           Assets          Assets
                         ------         ------         ------         ------          ------          ------
                                            Amount and Change                                         Period
                                          from Preceding Quarter                                       End
                         ------         ------         ------         ------          ------          ------

December 31, 1993
  Amount                  $9,146         5.59%          8.36%          2.69%        $649,680           62.2%
  Change                  ($224)        -0.20%         -0.23%         -0.12%          1.2%              0.6

March 31, 1994
  Amount                  $9,251         5.51%          8.15%          2.72%        $680,577           59.1%
  Change                  $  105        -0.07%         -0.21%          0.03%          4.8%             (3.2)

June 30, 1994
  Amount                  $9,802         5.34%          8.10%          2.82%        $736,720           59.1%
  Change                  $  552        -0.18%         -0.06%          0.10%          8.2%              0.0

September 30, 1994
  Amount                  $10,380        5.31%          8.23%          2.99%        $776,195           59.1%
  Change                  $   578       -0.03%          0.14%          0.18%          5.4%              0.0

December 31, 1994
  Amount                  $10,684        5.09%          8.39%          3.37%        $832,113           56.1%
  Change                  $   304       -0.21%          0.15%          0.38%          7.2%             (3.0)

March 31, 1995
  Amount                  $10,564        4.88%          8.69%          3.90%        $877,322           56.1%
  Change                  ($120)        -0.21%          0.30%          0.53%          5.4%              0.1

Change from
March 31, 1994 to
March 31, 1995
  Amount                  $ 1,313       -0.63%          0.53%          1.18%        $196,745           -2.9%
% Change                     14.2%        ---            ---            ---             28.9%           ---


Note: (a) All net interest income, margin, and earning asset yield figures are full-tax equivalent.

              (b) Net interest income, margin, and earning asset yield figures exclude a premium on a called bonds of $297 on October 10, 1993.

              * May not foot due to rounding

       From fourth quarter 1992 through mid-1994, margins have narrowed because the yield on earning assets fell faster than the cost of funds rate. Since mid-1994 the margin has continued to narrow as the bank's cost of funds has increased at a faster pace than the earning asset yield. More specifically, from fourth quarter 1992 to second quarter 1994, the cost of funds rate (total interest expense divided by total deposits plus borrowings) was down only 28 basis points compared to a 110 basis point decline in earning asset yield. Since second quarter 1994, the cost of funds rate is up 108 BP largely due to an increasing volume of higher cost borrowings versus lower cost deposits (whose rate increases have lagged), while the yield on earning assets has grown only 59 BPs (as lower yielding loans gradually mature or reprice and are replaced with higher yields).

     Comparing the quarter just ended to one year earlier, the net interest margin narrowed by 63 basis points due to a 53 basis point increase in the yield on earning assets compared to the cost of funds rate increasing by 118 basis points (for the same reason outlined in the preceding paragraph). However, the $196.7 million increase in earning assets shown in the above table more than offsets the impact of this shrinkage. Had margins remained constant, net interest income would have increased by $2.6 million versus $1.3 million actually realized.

     Net interest income is also less than it would have been because since third quarter 1993, the mix of earning assets has moved toward a greater share in investments, which have a lower overall yield than loans. This change in mix as measured by the loans to earning asset ratio is the result of improved investment opportunities funded with short-term borrowings and the second quarter 1994 acquisition of four branches, about one-third of whose deposits was placed in the investment portfolio.

     Comparing first quarter 1995 to fourth quarter 1994 shows a 21 BP decline in the net interest margin. The yield on earning assets increased 30 basis points due to increased financial market rates and prime rate increases in November 1994 and February 1995, while the cost of funds rate rose 53 basis points because of a slight increase in deposit rates plus fed funds increases (corresponding to prime movements), which raised the rate on short-term borrowings. Despite $45.2 million in earning asset growth, net interest income fell $120,000 from the prior quarter due to the declining margin and two fewer days (had the number of days been equal, net interest income would have been over $100,000 higher than the prior quarter).

     Despite its recent decrease, net interest margin has long been a historical strength for CBSI, being in the top peer quartile based on comparative data as of December 31, 1994. This performance is largely the result of very high earning asset yields, being in the 80th to 90th percentile, versus cost of funds being slightly above norm in the 66th percentile.

Non-Interest Income

       Non-interest income, including service charges, commissions, overdraft fees, trust income and fees from other sources, totaled approximately $1.4 million for the three months ended March 31, 1995, up $168,000 (13.7%) from the same period last year.

                                           Three Months Ended               Change
                                           3/31/95        3/31/94        Amount      Percent

(000's)
Fiduciary services                         $ 340          $ 325          $ 15           4.7%

Service charges on                         $ 662          $ 564          $ 98          17.4%
  deposit accounts

Annuity and mutual
  fund sales                               $ 128          $  16          $112         702.8%

Other service charges,
  commissions, and fees                    $ 250          $ 328          ($78)        -23.8%

Net gain (loss) on sale
  of investments and
  other assets                             $  18          ($3)           $ 20         695.4%
                                           -------        -------        -------     -------
Total noninterest income
 - Amount                                  $1,397         $1,229         $168          13.7%
 - % of Average
   assets                                   0.61%         0.68%          -0.07%          ---


     As shown by the table above, income from service charges on deposits is responsible for more than 58% of the total change from first quarter 1994 versus the quarter just ended and is the result of overdrafts and other fees associated with increased deposit accounts; this improvement reflects the four branches purchased during the last twelve months and efforts to reduce the number of waived charges.

     Increases also occurred in fiduciary services attributable to growth in employee benefit trust services. Personnel trust was essentially flat (due to declines in periodic, less predictable estate fees). Additionally, other service charges rose due to significant growth in the sale of annuities and mutual funds (a program launched through CBSI's branch network early in 1994) and the reinstatement of a holiday extension program for installment loans. Growth was partially offset by declining Visa merchant discount fees attributable to loss of a large vendor.

     Management recognizes that the company's level of non-interest income must be improved, its ratio to average assets being .61% for the quarter, or the first peer quartile (the 7 basis point decrease from one year earlier reflects CBSI's strong asset growth). Progress continues to be made to address this shortfall by maintaining competitive and value-based service charges; selling fixed rate annuities through our 36 customer facilities; offering full service brokerage/financial planning products through dedicated sales representatives in selected markets; and selling/servicing residential mortgages (which began in mid-1994).

Non-Interest Expense

       Non-interest expense or overhead for the three months ended March 31, 1995 increased by $767,000 (12.3%) over the same period last year to $7.0 million. The table below summarizes the major components of change.

                              Three Months Ended                 Change
                            3/31/95        3/31/94        Amount      Percent

(000's)

Personnel Expense           $3,711         $3,284         $427          13.0%

Occupancy, furniture,       $  966         $  948         $ 18           1.9%
  and equipment

Administrative and business $1,175         $  963         $212          22.0%
  development

All other expense           $1,171         $1,061         $110          10.4%

                            -------        -------        -------     -------
Total noninterest expense
 - Amount                   $7,024         $6,256         $767          12.3%
 - % of Average
   assets                   3.06%          3.47%         -0.41%          ---

Efficiency ratio            58.7%          59.7%         -1.0%           ---


       Approximately 55% of the quarterly increase resides in personnel expense, the primary reasons being modest annual merit awards and 43 additional full-time equivalent (FTE) positions, resulting in a total of 440 employees as of March 31, 1995. These additions pertain to the Columbia Savings branch acquisition (21 FTE); the acquisition of the Chase Cato, New York branch in fourth quarter 1994; expanded business development efforts in the lending and fiduciary services functions; and the need to service the bank's increased transaction volumes over the last twelve months.

       The remainder of the quarter's overhead increase compared to the same quarter last year is spread over a number of expense categories. Higher occupancy expense resulted from the four new branches offset by a milder 1994-95 winter (as compared to the prior winter). Administrative expenses were up due to higher supplies and deposit insurance (both increases due to branch acquisitions). Computer services climbed due to an accounting change to reflect the external servicing costs of the EBT function. The amortization of intangibles rose $78,000 primarily due to the acquisition of the Columbia branches, whose $5.5 million premium (or 8.6% of the deposits assumed) added approximately $365,000 per annum over the prescribed 15 year amortization period. Finally, there were various other increases related to inflation, volume growth and acquisitions.

     The above increases were offset by lower advertising expense
(caused by more in-house ad creation and reduced rate associated advertising) and reduced Visa processing expense, related to the loss of a large vendor.

     As a percentage of average assets, annualized overhead declined satisfactorily from 3.47% in first quarter 1994 to 3.06% in first quarter 1995; the latter level is now favorably below the peer norm and is attributable to persistent cost control efforts as well as asset growth (much of which was in the bank's investment portfolio, which requires minimal overhead). CBSI's efficiency ratio (operating expense divided by recurring operating income) decreased slightly in the first quarter from 59.7% last year to 58.7% this year, nicely below the peer bank average of 61.6% as of 12/31/94; the 1.0% improvement is caused by a greater percentage of earnings resulting from borrowing and investments rather than loans and deposits (which consume more overhead).

Income and Income Taxes

       Income before tax was approximately $4.5 million for the quarter ended March 31, 1995, a $736,000 (19.3%) increase from the same period
last year.   As shown by the table below, the increases in overhead
for the quarter are more than offset by greater net interest income and higher non-interest income.

                            Three Months Ended               Change
                          3/31/95        3/31/94        Amount      Percent

(000's)

Net interest income       $10,426        $9,074         $1,351        14.9%

Loan loss provision       $   254        $  239         $   15         6.4%

Net interest income       $10,171        $8,835         $1,336        15.1%
  after provision for
  loan losses

Other income              $ 1,397        $1,229         $  168        13.7%

Other expense             $ 7,024        $6,256         $  767        12.3%

Income before             $ 4,545        $3,808         $  736        19.3%
  income tax

Income tax                $ 1,793        $1,408         $  385        27.3%

Net income                $ 2,752        $2,400         $  351        14.6%


       As a result of higher pre-tax income, YTD income taxes increased by $385,000. CBSI's marginal tax rates are 35% federal and 9% state (plus a 4.0% surcharge scheduled to be phased out over time). First quarter 1995's effective tax rate of 39.5% is higher than first quarter 1994's rate due to the decreasing proportion of tax-exempt municipals. Compared to our peers, the company's effective tax rate is unfavorable because of New York State's very high tax level as well as tax exempt security holdings being slightly below the norm.

Capital
                            Three Months Ended                Change
                          3/31/95        3/31/94        Amount      Percent

Tier 1 leverage ratio       6.71%          8.08%          -1.36%      N/A
Tier 1 capital to          12.50          14.62           -2.12       N/A
  risk asset ratio

Cash dividend declared     $0.30          $0.27          $0.03       11.1%
  per common share
Dividend payout             30.4%          30.9%          -0.53%      N/A

Book value per share:
   Total                  $24.73         $22.81         $1.92         8.4%
   Tangible                22.59          22.66         (0.08)       (0.3)

      The capital position of Community Bank System, Inc. continues to be ample. As of March 31, 1995, the tier I leverage ratio of 6.71% [a calculation monitored by the Office of the Controller of the Currency
(OCC)] was 136 basis points lower than one year earlier. The decrease in the ratio is the combined result of the $5.5 million intangible from the Columbia branch acquisition, which added approximately $58 million in deposits after run-off and $77 million in higher borrowings to help fund loan and investment growth. The $1.2 million negative after tax market value adjustment for the available-for-sale investment portfolio is excluded from the calculation per the OCC's definition.

      Though below the peer norm of 7.79% as of December 31, 1994, CBSI's tier I leverage ratio is well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. Management's objective is to maintain this ratio in the 6.5-7% range, adequate for regulatory requirements with sufficient capacity for potential branch acquisitions and leverage strategies.

      As a result of the aforementioned reasons, the tier I risk-based capital ratio as of March 31, 1995 was 12.5% or 212 basis points lower than it was one year ago. This compares to a 6% "well-capitalized" regulatory minimum. To the degree that earning asset growth results from investment purchases, this risk-based ratio is more favorable than the nominal leverage ratio since investments have a lower risk component than most loans.

     Total capital reached $69.0 million as of March 31, 1995, $6.3 million (10.1%) higher than twelve months earlier. This increase is attributable to dividends declared on common stock of $3.2 million over the twelve months ended March 31, 1995 versus net income of $10.5 million during the same time frame. The remaining difference is due to additional shares issued in exercise of incentive stock options and changes in the market value adjustment. The higher YTD dividend shown above reflects a 3 cent per share increase (11.1%) in the quarterly dividend approved by the CBSI Board of Directors in August 1994, the fourth dividend hike within three years. The YTD 1994 dividend pay-out of 30.4% is at the low end of the company's targeted 30-40% guideline.

      The 8.4% increase in book value per share from March 31, 1994 approximates the increase in total capital discussed above, slightly offset by 1.4% more in shares outstanding largely because of the impact of a higher stock price on valuing unexercised options. Tangible book value per share declined slightly since first quarter 1994 due to the intangible resulting from the acquisition of the three Columbia Savings branches.

      The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below.

For the Quarter            Market        Market         Market           # of            Cash          Share
Ended:                     Price          Price          Price          Shares         Dividend        Volume
                            High          Low           Close        Outstanding       Declared        Traded
                           ------        ------         ------         ------          ------          ------
                                            Amount and Change
                                          from Preceding Quarter
                           ------        ------         ------         ------          ------          ------
December 31, 1993
   Amount                   $30.50         $27.88        $28.50        2,748,318        $0.27          253,000
   Change                      1.7%           7.2%         -5.0%             0.1%         0.0%           -45.8%

March 31, 1994
   Amount                   $30.75         $28.50         $29.25        2,749,518       $0.27          128,929
   Change                      0.8%           2.2%           2.6%            0.0%         0.0%           -49.0%

June 30, 1994
   Amount                   $30.50         $28.50         $30.50        2,765,968       $0.27          253,665
   Change                     -0.8%           0.0%           4.3%             0.6%        0.0%            96.7%

September 30, 1994
   Amount                   $31.75         $29.00         $31.00        2,775,150       $0.30          186,797
   Change                      4.1%           1.8%           1.6%             0.3%       11.1%           -26.4%

December 31, 1994
   Amount                   $31.75         $25.75         $26.25        2,788,150       $0.30          146,706
   Change                      0.0%         -11.2%         -15.3%             0.5%        0.0%           -21.5%

March 31, 1995
   Amount                   $27.75         $25.25         $27.13        2,788,150        $0.30         343,668
   Change                    -12.6%          -1.9%           3.3%             0.0%         0.0%          134.3%

Change from
March 31, 1994 to
March 31, 1995
   Amount                   ($3.00)        ($3.25)        ($2.13)          38,632        $0.03         214,739
 % Change                     -9.8%         -11.4%          -7.3%             1.4%        11.1%          166.6%

Loans

      Loans outstanding, net of unearned discount, were $495.2 million as of March 31, 1995, a very favorable $68.8 million (16.1%) growth in the prior twelve months. As shown in the table below, CBSI is predominantly a retail bank, with over 70% of its outstandings spread across three basic consumer loan types. Strong growth in the last year has been experienced in consumer indirect and business lending. Additionally, reasonable growth has been felt in consumer direct and consumer mortgages. All four types are more fully defined in the company's 1994 annual report.

For the Quarter           Consumer        Consumer        Consumer        Business          Total         Yield on
Ended:                     Direct         Indirect        Mortgages        Lending          Loans           Loans
(000's)                    ------          ------          ------          ------          ------          ------
                                               Amount and Change                                         Quarterly
                                            from Preceding Quarter                                        Average
                           ------          ------          ------          ------          ------          ------
December 31, 1993
   Amount                   $95,502         $74,321        $127,618        $120,430        $417,871            9.15%
   Change                       0.4%            3.1%            6.2%            9.7%            5.2%          (0.15)

March 31, 1994
   Amount                   $92,908         $77,103        $133,085        $123,373        $426,470            9.02%
   Change                      -2.7%            3.7%            4.3%            2.4%            2.1%          (0.13)

June 30, 1994
   Amount                   $93,768         $86,230        $138,349        $127,180        $445,527            9.07%
   Change                       0.9%           11.8%            4.0%            3.1%            4.5%           0.05

September 30, 1994
   Amount                   $98,280         $94,464        $142,012        $134,724        $469,480            9.12%
   Change                       4.8%            9.5%            2.6%            5.9%            5.4%           0.05

December 31, 1994
   Amount                   $98,777        $102,491        $143,137        $138,675        $483,079            9.26%
   Change                       0.5%            8.5%            0.8%            2.9%            2.9%           0.14

March 31, 1995
   Amount                   $98,633        $113,895        $142,289        $140,477        $495,294            9.52%
   Change                      -0.1%           11.1%           -0.6%            1.3%            2.5%           0.26

Change from
March 31, 1994 to
March 31, 1995
   Amount                    $5,725         $36,792          $9,204         $17,103         $68,824            0.51
   Change                       6.2%           47.7%            6.9%           13.9%           16.1%            N/A

Loan mix
March 31, 1994                 21.8%           18.1%           31.2%           28.9%          100.0%
March 31, 1995                 19.9%           23.0%           28.7%           28.4%          100.0%
   Change                      -1.9%            4.9%           -2.5%           -0.6%           ---

* May not foot due to rounding

       Greater than 50% of CBSI's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations), which grew 48%. This reflects both high automobile demand industry-wide, which began in the spring of 1993, as well as greater emphasis on this product line in CBSI's Southern Region. These factors produced a strong 11.1% increase in the quarter just ended. Approximately, 55% of the bank's indirect automobile loans are used versus 45% new. About 7% of the consumer indirect portfolio consists of mobile homes, and recreational and other vehicles.

      Almost 25% of CBSI's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which grew nearly 14%. Though a relatively low prime lending rate has encouraged borrowing in the last year, small and medium sized companies have also been receptive to CBSI's responsive and personalized service. In addition, experienced lending officers who have joined the bank in the last two years have enhanced commercial loan growth. The recent increases in the prime rate may have dampened demand a bit, as evidenced by growth of 1.3% during the last three months (the lowest since third quarter 1993).

      The almost 7% increase in consumer mortgages since first quarter 1994 (or 13% of total loan growth) is attributable to the increasing mortgage rate environment, the continued wind-down of the fixed rate refinancing boom of the last two years, and a program to sell mortgages in the secondary market implemented by CBSI in third quarter 1994. Volume fell slightly in the first quarter with $800,000 in secondary market sales. Considering mortgage sales and normal portfolio amortization, management anticipates little future growth within this loan type.

      Consumer direct loans have grown a favorable 6.2% since March 31, 1994. This category had been essentially flat since the end of 1992 after the accumulation and periodic sale of student loans is considered. The line of business started to show small increases in mid 1994 but has since leveled with a flat quarter for conventional installment and direct personal lending. Borrowing under home equity lines of credit has generally maintained steady growth, but fell slightly in the last three months due to decreased demand which had been absorbed with 1994's teaser rate promotion in conjunction with increasing first quarter 1995 rates.

      Loans at CBSI have now climbed for twelve consecutive quarters, which compares very favorably to the banking industry in general. The change in loan portfolio mix by type over the last year is shown at the bottom of the above table. While the mix of consumer mortgages fell in the last twelve months after a sharp increase in 1991-1993, the indirect loan share is rising after a slide which started before the 1990 recession and eased late in 1994. Although there has been favorable growth in consumer mortgages and consumer direct, the loan mix of each fell with stronger growth in other loan categories.

      As discussed in the net interest income section of this report, earning asset yields have grown 53 basis points over the last twelve months. Despite a 281 basis point increase in the average prime rate for the three months ending March 31, 1995 over the same period last year, the loan yield has grown only 51 basis points. This has resulted from the slow runoff of lower yielding loans and market pressure keeping rates on many loan types relatively low. Nonetheless, CBSI's predominantly retail loan mix and related pricing objectives have maintained a very favorable overall loan yield, being in the top peer quartile based on data as of December 31, 1994.

Loan Loss Provision and Reserve for Loan Losses

      The provision for future loan losses was $254,000 for the three months ended March 31, 1995, up $15,000 (6.4%) versus the same period last year.

      Net charge-offs for the quarter were $112,000 (a very modest .09% of loans), down from $238,000 a year ago due a slight decline in gross charge offs and recoveries of two large commercial loans. CBSI's net charge offs are slightly above the peer norm, being in the 59th percentile as of December 31, 1994.

                                    3 Months        3 Months          12 Months        12 Months      12 Months
(000s or % Ratios)                   Mar 31,         Mar 31,           Dec 31,         Dec 31,       Dec 31,
                                      1995            1994              1994            1993          1992
- - ----------                            ----            ----              ----            ----          ----
Net Charge-offs                          $112            $238          $1,128            $782        $2,057
Net Charge-offs/Ave Loans                0.09%           0.23%           0.25%           0.20%         0.59%

Gross Charge-offs                        $298            $338          $1,616          $1,410        $2,601
Gross Charge-offs/Ave Loans              0.25%           0.33%           0.36%           0.37%         0.74%

Recoveries                               $186             $99            $488            $628         $545
Recoveries/Prior year                    46.6%           28.6%           34.6%           24.2%         8.5%
  gross charge offs

      The lower provision along with strong loan growth discussed above caused the ratio of loan loss reserve to total loans to fall to 1.30%. Despite the ratio's decline, the reserve reached a new high at quarter end of $6.4 million. Management believes that having a loan loss reserve ratio in the neighborhood of 1.25% is consistent with CBSI's credit quality, which has enabled the reserve for loan losses to cover the level of non-performing loans by approximately two times or more since the company's restructuring as a single bank. Today's coverage of loan loss reserves over non-performers is favorable at 202%. Included in this coverage is an ample 12% in reserves to absorb general, unforeseen losses.

                                    3 Months        3 Months        12 Months       12 Months      12 Months
(000's or % Ratios)                 Mar 31,         Mar 31,         Dec 31,         Dec 31,          Dec 31,
                                      1995            1994            1994            1993            1992
- - ----------                            ----            ----            ----            ----            ----
Non-Performing Loans                $3,183          $2,509          $3,257          $2,391          $1,606
Non-Performing Loans/Loans            0.64%           0.59%           0.67%           0.57%           0.44%

Loan Loss Allowance                 $6,424          $5,707          $6,281          $5,707          $4,982
Loan Loss Allowance/Loans             1.30%           1.34%           1.30%           1.37%           1.37%

Loan Loss Allowance/                   202%            227%            193%            239%            310%
   Non-Performing Loans

Loan Loss Provision                   $254            $239          $1,702          $1,506          $2,727
Loan Loss Provision/                   227%            100%            151%            193%            133%
     Net Charge-offs

      Non-performing loans increased 27% from twelve months earlier to $3.2 million as of the most recent quarter end attributable to one large commercial loan for which corrective action is being taken.
Also up from the March 31, 1994 level was the ratio of non-performers to loans outstanding to .64%; the slightly higher level at December 31, 1994 was in the peer normal 45th percentile.

      The ratio of loan loss provision to net charge offs for the most recent quarter end was 227%, well above the 100% ratio twelve months earlier due the objective to maintain the ratio of loan loss allowance to total loans at 1.30%.

      The following table reflects the detail on non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .36% as of March 31, 1995, down 5 basis points from a year ago. There is no troubled debt restructuring as of the most recent quarter end versus a year earlier at $228,000; the change reflects being paid out of previously restructured commercial loans. The ratio of nonperforming assets to loans plus OREO remains with the company's objective of .75%.

                                   3 Months        3 Months         12 Months       12 Months       12 Months
(000's or % Ratios)                 Mar 31,         Mar 31,          Dec 31,         Dec 31,         Dec 31,
                                   1995            1994            1994            1993            1992
- - ----------                            ----            ----            ----            ----            ----
Loans accounted for on a            $2,448          $1,971          $2,396          $1,738            $881
  non-accrual basis
Accruing loans which are
  contractually past due
  90 days or more as to
  principal and interest
  payments                            $735            $538            $861            $653            $726
Loans which are "troubled
  debt restructurings" as
  defined in Statement of
  Financial Accounting
  Standards No. 15
  "Accounting by Debtors
  and Creditors for
  Troubled Debt
  Restructurings                        $0            $228             $15            $243            $356
Other Real Estate (OREO)              $235            $375            $223            $433            $459
                                     -----           -----           -----           -----           -----
Total Non-Performing Assets         $3,418          $3,112          $3,495          $3,067          $2,422
Total Non-Performing Assets/          0.36%           0.41%           0.38%           0.43%           0.36%
    Total Assets
Total Non-Performing Assets/
    Total Loans and OREO               .69%            .73%            .72%            .73%            .67%

 * May not foot due to rounding

      Total delinquencies at $6.1 million (loans greater than 30 days past due plus nonaccruals) declined slightly from one year earlier, and the ratio to total loans at 1.18% remained favorable to peer norms and improved from prior periods. The reason for the dollar decrease is improved installment loan collection efforts. Installment and real estate delinquencies decreased slightly.

Delinquencies                      3 Months        3 Months         12 Months       12 Months       12 Months
30 days - Non-accruing              Mar 31,         Mar 31,          Dec 31,         Dec 31,         Dec 31,
(000's or % Ratios)                   1995            1994            1994            1993            1992
- - ----------                            ----            ----            ----            ----            ----
Total Delinquencies                 $6,127          $6,304          $6,765          $7,004          $6,894
Ratio to Total Loans                  1.18%           1.40%           1.32%           1.58%           1.76%

Time & Demand                       $3,181          $2,798          $3,107          $2,633          $1,758
Ratio to Time & Demand                2.17%           2.16%           2.14%           2.07%           1.72%

Installment                         $1,858          $2,282          $2,664          $3,156          $4,026
Ratio to Installment                  0.94%           1.45%           1.41%           2.01%           2.53%

Real Estate                         $1,088          $1,225            $994          $1,214          $1,110
Ratio to Real Estate                  0.62%           0.74%           0.56%           0.76%           0.85%

Note:  Ratios to Gross Loans

* May not foot due to rounding

Deposits

      Deposits are the primary source of funding for loans and investments as measured by the deposits to earning asset ratio. This ratio is down 8.4 percentage points from a year ago to 80.0%, reflecting borrowings as an increased source of funding in order to achieve management's balance sheet leverage objectives. Average earning assets have increased $196.7 million over the last twelve months, while average deposits have grown only $100.5 million.

      The table below displays the components of total deposits including volume and rate trends over the last six quarters.

For the Quarter           Average        Average        Average        Average        Average        Average
Ended:                     Demand        Savings         Money           Time          Total        Deposits/
(000's)                                                 Market                        Deposits       Earning
                                                                                                      Assets
                           ------         ------         ------         ------         ------
                                             Amount and Average Rate
                           ------         ------         ------         ------         ------         ------
December 31, 1993
  Amount                  $91,701       $241,030        $75,144       $193,265       $601,141           92.5%
Yield / Rate                ----            2.53%          2.50%          4.17%          2.67%

March 31, 1994
  Amount                  $92,522       $241,123        $72,003       $196,099       $601,747           88.4%
Yield / Rate                ----            2.49%          2.52%          4.13%          2.65%

June 30, 1994
  Amount                  $96,131       $252,259        $77,514       $214,297       $640,200           86.9%
Yield / Rate                ----            2.49%          2.47%          4.12%          2.66%

September 30, 1994
  Amount                 $101,110       $256,496        $77,446       $244,149       $679,201           87.5%
Yield / Rate                ----            2.64%          2.62%          4.24%          2.82%

December 31, 1994
  Amount                 $104,427       $248,710        $68,067       $262,359       $683,564           82.1%
Yield / Rate                ----            2.56%          2.67%          4.77%          3.03%

March 31, 1995
  Amount                 $102,850       $237,540        $66,035       $295,808       $702,233           80.0%
Yield / Rate                ----            2.63%          2.83%          5.33%          3.40%

Change in quarterly
average outstandings
& yield / rate
March 31, 1994 to
March 31, 1995
  Amount                  $10,328        ($3,582)       ($5,968)       $99,708       $100,486           -8.4%
  % Change                   11.2%          -1.5%          -8.3%          50.8%          16.7%
Change (% pts)               ----            0.14           0.31           1.20           0.76

Deposit Mix
March 31, 1994               15.4%          40.1%          12.0%          32.6%         100.0%
March 31, 1995               14.6%          33.8%           9.4%          42.1%         100.0%
   Change                    -0.7%          -6.2%          -2.6%           9.5%         ----

* May not foot due to rounding

      Average total deposits for the quarter were 16.7% higher than the comparable 1994 period. As shown by the table, virtually all of the deposit growth was in time deposits (up $99.7 million), with the remainder split between $10.3 million in demand deposit growth and declines in savings and money markets. The major reasons for the total deposit increase are the $62.4 million Columbia Banking, FSA deposit acquisition late in the second quarter 1994, the Chase Cato branch acquisition in fourth quarter 1994, and an expanded business customer base consistent with increases in commercial loans.

      The deposit mix has changed slightly since first quarter 1994. Time deposits have increased with the recent upturn in financial market rates as funds shifted back from temporarily being parked in savings and money market accounts. Additionally, the time deposit mix expanded with the high proportion of time deposits in the acquired Columbia branches and CBNA bidding more aggressively early in first quarter 1995 on public fund CD's which had more favorable rates than short term borrowings.

      While borrowing costs have risen with the recent movement in the federal funds rate (see table in the following section), the above table shows that the average rates on interest bearing deposits have lagged this increase. As of December 31, 1994, CBSI's average rate on interest bearing deposits was in the 53rd peer percentile.

      After having steadily fallen for a number of quarters, the average rate on total deposits appears to have bottomed out in second quarter 1994 and has increased since then. The 37 basis point rise in average cost of deposits during the quarter is attributable to the increasing IPC deposit rates and more aggressive municipal time deposit bidding (which has since come down with New York State funds being paid out to many school districts).

Liquidity and Borrowing Position

      Liquidity involves the ability to raise funds, to support asset growth, to meet requirements for deposit withdrawals, to maintain reserve requirements, and to otherwise sustain operations. This is accomplished through maturities of loans and investments, deposit growth, and access to sources of funds other than local deposits (such as borrowings from the Federal Home Loan Bank, selling securities under agreements to repurchase, and various other sources). All of these factors are considered by management in evaluating the bank's liquidity requirements and position assessment.

      The bank's liquidity level as of March 31, 1995 is considered by management to be adequate. In the event of a liquidity crisis, over $83 million (essentially short term assets minus short term liabilities) or 8.7% of assets could be converted into cash within a 30-day time period. This puts the liquidity position above the bank's 7.5% policy minimum. The same policy minimum applies to projections over a 90-day period for which the actual ratio was 7.1% as of this quarter end. This longer period encompasses continued service to loan customers and normal loan and deposit flows anticipating viability of the institution after coping with the initial crisis. The 90-day ratio is temporarily lower than the policy minimum because of anticipated outflows of public funds over the next 90 days and high levels of securities pledged to municipal deposit accounts (both
related to the timing of state school district funding).   While this
liquidity approach and related measures have been practiced by leading banks for a number of years, they have recently been validated by the New England banking crises in the last decade.

      The following table shows the trend of loans, investments, large liability certificates of deposit and other borrowings over the last six quarters.

For the Quarter           Average         Average          Ave Core         Ave CDs         Average         Interest
Ended:                     Loans        Investments        Deposits        >$100,000        Borrowings        Bearing
(000's)                                     (a)              (b)
Liabilities
                           ------          ------           ------           ------           ------           ------
                                   Amount and Average Yield / Rate
                           ------          ------           ------           ------           ------           ------
December 31, 1993
   Amount                 $404,944         $244,735         $576,448          $24,693          $26,394        $535,834
Yield / Rate                  9.15%            6.58%            2.64%            3.35%            3.16%       3.15%

March 31, 1994
   Amount                 $419,874         $260,703         $576,613          $25,134          $58,850        $568,074
Yield / Rate                  9.02%            6.77%            2.60%            3.72%            3.49%           3.16%

June 30, 1994
   Amount                 $435,678         $301,042         $605,653          $34,548          $81,048        $625,117
Yield / Rate                  9.07%            6.68%            2.60%            3.67%            4.07%           3.25%

September 30, 1994
   Amount                 $454,383         $321,811         $644,302          $34,899          $79,676        $657,767
Yield / Rate                  9.12%            6.98%            2.74%            4.33%            4.50%           3.45%

December 31, 1994
   Amount                 $473,920         $358,193         $642,190          $41,374         $129,074        $708,211
Yield / Rate                  9.26%            7.23%            2.91%            4.78%            5.18%           3.87%

March 31, 1995
   Amount                 $488,436         $388,886         $644,375          $57,858         $153,625        $753,008
Yield / Rate                  9.52%            7.64%            3.18%            5.89%            6.17%           4.43%

Change in quarterly
average outstandings
& yield / rate from
March 31, 1994 to
March 31, 1995
   Amount                  $68,562         $128,183          $67,761          $32,724          $94,775        $184,933
 % Change                     16.3%            49.2%            11.8%           130.2%           161.0%           32.6%
Change (%pts)                 0.51             0.87             0.58             2.18             2.69            1.27

Note:(a) Net interest income, margin, and earning asset yield figures exclude a premium on a called bonds of $297 on October 10, 1993.


(b) Defined as total deposits minus CD's > $100,000. Rate includes impact of non-interest bearing transaction accounts.

 * May not foot due to rounding

      Borrowings for first quarter 1995 averaged $153.6 million compared to $58.9 million a year earlier. This resulted from CBSI's strategy to increase net interest income by expanding earning assets as long as loan and investment opportunities are attractive and non-deposit funding sources are sufficient. As discussed in the capital section of this report, this strategy is being executed within the guideline of maintaining the tier I leverage ratio in the 6.5-7% range. In addition, borrowings are constrained by an internal guideline not to exceed 50% of assets eligible to collateralize borrowings. This would provide for unused borrowing capacity of $40 million as of quarter end.

      CBNA's Federal Home Loan Bank borrowings are currently comprised of 90 day terms or less, with 27% at the currently manageable overnight rate. The bank's asset/liability management committee monitors the trade-off between raising funds through retail deposits versus large liability certificates of deposit and other borrowings. Management uses borrowings and certificates of deposit interchangeably according to the more cost effective option for the maturity of funds desired. On a short-term basis, borrowings also cushion fluctuations in deposits; the bank services a large municipal deposit base that varies with seasonal cash requirements and revenue flows.

      The company intends to repay virtually all of its FHLB borrowings with deposits to be assumed in its pending acquisition of 15 branches from The Chase Manhattan Bank, N.A. scheduled for closing during the third quarter of this year. This is the main reason behind management's decision to maintain a short-term borrowing position.

Investments and Asset/Liability Management

      The level and composition of Community Bank System, Inc.'s investment portfolio is designed to balance the constraints of liquidity, interest rate risk, capital and credit risk while providing an acceptable rate of return. In meeting that objective, the portfolio at quarter end comprised 43.9% of earning assets and contributes a substantial steady stream of interest income using high quality securities with relatively short maturities.

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

For the Quarter             U.S.          Mtg-Backs          Tax            Other           Total         Invests /
Ended:                     Gov'ts            (a)           Exempts           (b)         Investments      Earning
                                                                                                           Assets
(000's)                    ------          ------          ------          ------          ------          ------
                                            Amount and Change                                            (Period
                                         from Preceding Quarter                                            End)
                           ------          ------          ------          ------          ------
December 31, 1993
   Amount                  $114,413        $108,320         $24,585          $6,227        $253,544            37.8%
   Change                       2.8%            6.9%          -11.0%           -4.0%            2.8%           (0.6)

March 31, 1994
   Amount                  $120,183        $144,472         $23,807          $7,091        $295,553            40.9%
   Change                       5.0%           33.4%           -3.2%           13.9%           16.6%            3.2

June 30, 1994
   Amount                  $127,571        $153,485         $21,246         $11,894        $314,196            40.9%
   Change                       6.1%            6.2%          -10.8%           67.7%            6.3%           (0.0)

September 30, 1994
   Amount                  $145,870        $146,423         $22,166         $10,444        $324,902            40.9%
   Change                      14.3%           -4.6%            4.3%          -12.2%            3.4%            0.0

December 31, 1994
   Amount                  $187,087        $155,376         $20,777         $15,279        $378,520            43.9%
   Change                      28.3%            6.1%           -6.3%           46.3%           16.5%            3.0

March 31, 1995
   Amount                  $192,526        $162,408         $17,762         $14,482        $387,177            43.9%
   Change                       2.9%            4.5%          -14.5%           -5.2%            2.3%           (0.1)

Change from
March 31, 1994 to
March 31, 1995
   Amount                   $72,342         $17,936         ($6,045)         $7,391         $91,624             2.9%
   Change                      60.2%           12.4%          -25.4%          104.2%           31.0%           ---

Investment Mix
March 31, 1994                 40.7%           48.9%            8.1%            2.4%          100.0%
March 31, 1995                 49.7%           41.9%            4.6%            3.7%          100.0%
   Change                       9.1%           -6.9%           -3.5%            1.3%           ---

Note: (a)  Includes CMOs and pass-throughs
      (b)  Includes Money Market Investments, Federal Home Loan Bank, and other


 * May not foot due to rounding

      Investments totaled $387 million for the quarter just ended, up $92 million (31.0%) from twelve months prior. This increase is attributable to (a) the previously mentioned strategy of increasing net interest income by growing earning asset levels when favorable investment opportunities are available and (b) deposits acquired via four new branches in the last twelve months.

      As rates were rising in the first and second quarters in 1994, cash flow producing investments (such as 15 year seasoned mortgage backed securities) were purchased to provide an expected flow of funds for reinvestment at higher rates later on. Thus, significant growth (34%) was seen from December 1993 to March 1994 in mortgage backed securities. In the middle of second quarter 1994, as rates began to level (and fall slightly in first quarter 1995), call protection investments were purchased.

      Thus, from March 1994 to March 1995 there is less growth in mortgage backed securities (12.4%) to $162.4 million than in call protection U.S. Governments (60.2%) to $192.5 million.

      Additional growth in investments resulted from significant increases in the bank's Federal Home Loan Bank stock level (reflected in other investments) as required by increased FHLB borrowing levels.

      Over the last twelve months, the investment portfolio mix has shifted such that there are increased proportions of U.S. Government securities (50% as of March 31, 1995) and other investments (Federal Home Loan Bank stock), while a decreasing proportion of tax exempt and mortgage backed securities.

      The average fully taxable equivalent yield in the last year has increased from 6.77% to 7.64% as the result of lower yielding investments running off and taking advantage of increased market rates. As of December 31, 1994, CBSI's overall investment yield is in the highly favorable 88th percentile.

      The average portfolio life based on earliest redemption date has increased from 3.3 years on March 31, 1994 to 3.9 years attributable to the increasing mix of investments with call protection features.


      Although interest rates have risen dramatically since March of 1994, little change in the market value of the bank's investment portfolio has occurred. Portfolio appreciaion dropped slightly from 101.7% of book value one year ago to 100.5% of book value as of March 31, 1995.

      Management, although keenly aware of how interest rate volatility may change the market value of its investments, continues to place an overriding emphasis on the future earnings stream of its portfolio; thus, its decision to classify the majority of new investment purchases as held-to-maturity.

      The held-to-maturity portfolio (78% of the total investments) amounted to $302 million as of March 31, 1994. Average time to maturity of these securities, based on the earliest redemption date, was 3.5 years, reflecting the increasing mix of call protection investments. The portfolio recorded a market value appreciation of $3.9 million or 1.3% above book value for the quarter just ended.

      As of the most recent quarter end, $72 million or 22% of the investment portfolio is classified as available-for-sale in accordance with SFAS No. 115, which was adopted as of year-end 1993. The most common criteria for placing securities in the AFS portfolio is the need to sell securities for liquidity needs and to manage interest rate risk. However, CBSI's liquidity position does not rely on security sales, and interest rate risk is managed at the time of investment purchase rather than after the fact.

      To be conservative, the bank chose to place in its AFS portfolio all collateralized mortgage obligations and most publicly traded securities with a stated final maturity or call date of two years or less. As of March 31, 1995, the AFS portfolio average maturity based on earliest redemption date was 5.5 years, and the pre-tax market value adjustment was a negative $2.0 million or (2.8%) of book value. The available for sale portfolio has been decreasing since the adoption of SFAS 115. Since that time, all new purchases have been classified as held to maturity.

      The following table displays several of the underlying investment portfolio statistical measures discussed above on a quarterly basis since December 31, 1992.

For the Quarter          Portfolio       Portfolio      Portfolio      AFS           AFS Market         Net
Ended:                    Average        Maturity       Market /     Portfolio /       Value         Realized
(000s)                    Yield          (Years)          Book         Total        Adjustment       Gains /
                            (a)             (b)                      Portfolio        (Pretax)        (Losses)
                          --------       --------      --------      --------        --------        --------
December 31, 1993           6.58%          2.3            103.7%       50.0%           $2,164           ($15)

March 31, 1994              6.77%          3.3            101.7%       41.8%            $592            ($3)

June 30, 1994               6.68%          2.9             99.5%       38.5%         ($1,209)            $0

September 30, 1994          6.98%          2.6             98.5%       36.0%         ($2,470)            $0

December 31, 1994           7.23%          3.6             97.8%       22.8%         ($3,263)          ($499)

March 31, 1995              7.64%          3.9            100.5%       21.8%         ($1,982)            $0


Change from
March 31, 1994 to
March 31, 1995              0.87%          0.6             -1.2%      -20.0%         ($2,573)            $3

Note: (a) Net interest income, margin, and earning asset yield figures exclude a premium on a called bonds of $297 on October 10, 1993.

       (b)  Based on earliest redemption date.

 * May not foot due to rounding

Part II.  Other Information




      Item 6.  Exhibits and Reports on Form 8-K

            a)  Exhibits required by Item 601 of Regulation S-K:

               (11)  Statement re Computation of earnings per share

            b)  Reports on Form 8-K: Filed on 2/27/95.
                     Item 5. Other Information.
                     Stockholder Protection Rights Agreement

                                           SIGNATURES

      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Community Bank System, Inc.




Date: _______________________                _________________________________
                                              Sanford A. Belden, President and
                                                 Chief Executive Officer



Date: _______________________                _________________________________
                                              David G. Wallace, Senior
                                              Vice President and
                                              Chief Financial Officer

                             Community Bank System, Inc.
                     Statement re Earnings Per Share Computation

                                     Exhibit 11


                                               Three Months Ended
                                            March 31,       March 31,
                                              1995          1994
Primary Earnings Per Share


Net Income                                 2,751,518      2,400,231

                                           ----------     ---------
Income applicable
    to common stock                        2,751,518      2,400,231
                                           ==========     =========

Weighted average number
    of common shares                       2,788,150      2,748,905
Add: Shares issuable from
    assumed exercise of
    incentive stock options                   27,227         58,746
                                           ---------      ---------
Weighted average number of
    common shares - adjusted               2,815,377      2,807,651
                                           =========      =========

Primary earnings per share                     $0.98          $0.85
                                           =========      =========

Fully Diluted Earnings Per Share

Net Income                                 2,751,518      2,400,231
                                           =========      =========

Weighted average number of
    common shares - adjusted               2,818,963      2,807,651
Add: Equivalent number of
    common shares assuming
    conversion of preferred
                                           ---------      ---------
Weighted average number of
    common shares - adjusted               2,818,963      2,807,651
                                           =========      =========

Fully diluted earnings per share               $0.98          $0.85
                                           =========      =========