Form 10-Q/A
period 1995-03-31
COMMUNITY BANK SYSTEM INC
filed 1995-06-08
CIK 723188

FORM 10 - Q/A

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

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
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

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Three Months Ended March 31, 1995 and 1994

Increase (Decrease) in Cash and Cash Equivalents
                                                                                1995           1994
- ----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                              $2,751,518     $2,400,231
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                                           359,012        372,510
      Amortization of intangible assets                                      119,355         39,464
      Provision for loan losses                                              254,411        239,172
      Provision for deferred taxes                                           (37,021)      (114,101)
      Loss on sale of investment securities                                        0          3,125
      Gain on sale of Loans                                                  (15,506)             0
      Loss on sale of assets                                                  (2,000)          (185)
      Change in interest receivable                                       (1,349,327)      (257,835)
      Change in interest payable and accrued expenses                      1,209,821        643,050
      Change in unearned loan fees and costs                                 (37,635)         2,280
- ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                             3,252,628      3,327,711
- ----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                     0     10,900,000
  Proceeds from maturities of investment securities                      (24,184,602)     7,733,056
  Purchases of investment securities                                      17,133,295    (62,162,318)
  Net change in loans outstanding                                        (13,956,164)   (11,088,057)
  Capital expenditures                                                      (417,046)      (231,354)
- ----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                               (21,424,517)   (54,848,673)
- ----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings
    accounts                                                                 579,180     23,741,781
  Net change in certificates of deposit                                   42,163,460     10,161,030
  Net change in term borrowings                                           (3,535,000)    19,500,000
  Payments on lease obligation                                                     0        (25,098)
  Issuance of common stock                                                         0         14,082
  Cash dividends                                                            (836,445)      (742,045)
- ----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                            38,371,195     52,649,750
- ----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                       20,199,307      1,128,788
  Cash and cash equivalents at beginning of year                          30,522,189     27,512,278
- ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  50,721,496     28,641,066
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                    $6,042,995     $4,154,416
====================================================================================================
Cash Paid For Income Taxes                                                  $474,503       $390,950
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

      Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 1995 which are not otherwise apparent from the consolidated financial statements included in these reports. Certain information pertaining to the pending acquisition by Community Bank, N.A. of 15 branch locations from The Chase Manhattan Bank, N.A. (the "Acquisition") is set forth at the conclusion of the discussion.

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

       More than 40% of the $161 million growth in earning assets this quarter was funded by the bank's four branch acquisitions in 1994, with the balance from greater deposits held by municipalities and borrowings from the Federal Home Loan Bank (FHLB). As discussed in its recently released annual report, the company intends to repay virtually all its FHLB borrowings with deposits to be assumed in connection with the Acquisition.

       A 13.7% improvement in noninterest income for the quarter reflected higher fees from the sale of annuities, mutual funds, and employee benefit trust products as well as greater service charges and commissions from an expanded customer base gained from 1994's acquisitions. Overhead was up 12.3% for the quarter, with more than half the increase reflecting personnel costs. Staff has been added because of the newly acquired branches as well as to support business development efforts. Other increases related to the new branches were reflected in greater occupancy, FDIC insurance, and deposit intangible amortization expense. Lastly, certain other costs were higher due to activities in preparation for the Acquisition and timing differences compared to first quarter 1994.

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

       The following sections of this report more fully discusses the balance sheet and earnings trends summarized above.


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

      As of March 31, 1995, the tier I leverage ratio of 6.71% was 136 basis points lower than one year earlier. The decrease in the ratio is the combined result of the $5.5 million intangible from the Columbia branch acquisition, which added approximately $58 million in deposits after run-off and $77 million in higher borrowings to help fund loan and investment growth. The $1.2 million negative after tax market value adjustment for the available-for-sale investment portfolio is excluded from the calculation per the OCC's definition.

      Though below the peer norm of 7.79% as of December 31, 1994, CBSI's tier I leverage ratio is well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. As noted more fully below, it is expected that the Acquisition will result in a decrease in tier I leverage ratio such that CBSI and the bank will be classified as "adequately capitalized" immediately following consummation of the Acquisition. As noted below, institutions are deemed by the FDIC to be "adequately capitalized" with respect to tier I leverage ratio if the ratio is between 4.0% and 5.0%. See "Pending Acquisition."

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

      The almost 7% increase in consumer mortgages since first quarter 1994 (or 13% of total loan growth) is attributable to the increasing mortgage rate environment, the continued wind-down of the fixed rate refinancing boom of the last two years, and a program to sell mortgages in the secondary market implemented by CBSI in third quarter 1994. Volume fell slightly in the first quarter with $800,000 in secondary market sales. Considering mortgage sales and normal portfolio amortization, management anticipates little future growth within this loan type, outside of that provided by the branches to be acquired in the Acquisition.

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

                                    3 Months        3 Months          12 Months        12 Months      12 Months
(000s or % Ratios)                   Mar 31,         Mar 31,           Dec 31,         Dec 31,       Dec 31,
                                      1995            1994              1994            1993          1992
- ----------                            ----            ----              ----            ----          ----
Net Charge-offs                          $112            $238          $1,128            $782        $2,057
Net Charge-offs/Ave Loans                0.09%           0.23%           0.25%           0.20%         0.59%

Gross Charge-offs                        $298            $338          $1,616          $1,410        $2,601
Gross Charge-offs/Ave Loans              0.25%           0.33%           0.36%           0.37%         0.74%

Recoveries                               $186             $99            $488            $628         $545
Recoveries/Prior year                    46.6%           28.6%           34.6%           24.2%         8.5%
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

                                    3 Months        3 Months        12 Months       12 Months      12 Months
(000's or % Ratios)                 Mar 31,         Mar 31,         Dec 31,         Dec 31,          Dec 31,
                                      1995            1994            1994            1993            1992
- ----------                            ----            ----            ----            ----            ----
Non-Performing Loans                $3,183          $2,509          $3,257          $2,391          $1,606
Non-Performing Loans/Loans            0.64%           0.59%           0.67%           0.57%           0.44%

Loan Loss Allowance                 $6,424          $5,707          $6,281          $5,707          $4,982
Loan Loss Allowance/Loans             1.30%           1.34%           1.30%           1.37%           1.37%

Loan Loss Allowance/                   202%            227%            193%            239%            310%
   Non-Performing Loans

Loan Loss Provision                   $254            $239          $1,702          $1,506          $2,727
Loan Loss Provision/                   227%            100%            151%            193%            133%
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

                                   3 Months        3 Months         12 Months       12 Months       12 Months
(000's or % Ratios)                 Mar 31,         Mar 31,          Dec 31,         Dec 31,         Dec 31,
                                   1995            1994            1994            1993            1992
- ----------                            ----            ----            ----            ----            ----
Loans accounted for on a            $2,448          $1,971          $2,396          $1,738            $881
  non-accrual basis
Accruing loans which are
  contractually past due
  90 days or more as to
  principal and interest
  payments                            $735            $538            $861            $653            $726
Loans which are "troubled
  debt restructurings" as
  defined in Statement of
  Financial Accounting
  Standards No. 15
  "Accounting by Debtors
  and Creditors for
  Troubled Debt
  Restructurings                        $0            $228             $15            $243            $356
Other Real Estate (OREO)              $235            $375            $223            $433            $459
                                     -----           -----           -----           -----           -----
Total Non-Performing Assets         $3,418          $3,112          $3,495          $3,067          $2,422
Total Non-Performing Assets/          0.36%           0.41%           0.38%           0.43%           0.36%
    Total Assets
Total Non-Performing Assets/
    Total Loans and OREO               .69%            .73%            .72%            .73%            .67%

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

Delinquencies                      3 Months        3 Months         12 Months       12 Months       12 Months
30 days - Non-accruing              Mar 31,         Mar 31,          Dec 31,         Dec 31,         Dec 31,
(000's or % Ratios)                   1995            1994            1994            1993            1992
- ----------                            ----            ----            ----            ----            ----
Total Delinquencies                 $6,127          $6,304          $6,765          $7,004          $6,894
Ratio to Total Loans                  1.18%           1.40%           1.32%           1.58%           1.76%

Time & Demand                       $3,181          $2,798          $3,107          $2,633          $1,758
Ratio to Time & Demand                2.17%           2.16%           2.14%           2.07%           1.72%

Installment                         $1,858          $2,282          $2,664          $3,156          $4,026
Ratio to Installment                  0.94%           1.45%           1.41%           2.01%           2.53%

Real Estate                         $1,088          $1,225            $994          $1,214          $1,110
Ratio to Real Estate                  0.62%           0.74%           0.56%           0.76%           0.85%

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

 * May not foot due to rounding

      Borrowings for first quarter 1995 averaged $153.6 million compared to $58.9 million a year earlier. This resulted from CBSI's strategy to increase net interest income by expanding earning assets as long as loan and investment opportunities are attractive and non-deposit funding sources are sufficient. As discussed in the capital section of this report, this strategy was executed within the guideline of maintaining the tier I leverage ratio in the 6.5-7% range. In addition, borrowings are constrained by an internal guideline not to exceed 50% of assets eligible to collateralize borrowings. This would provide for unused borrowing capacity of $40 million as of quarter end.

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

      The company intends to repay virtually all of its FHLB borrowings with deposits to be assumed in the Acquisition. This is the main reason behind management's decision to maintain a short-term borrowing position.

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

       (b)  Based on earliest redemption date.

 * May not foot due to rounding

PENDING ACQUISITION

      As noted in CBSI's 1994 10-K Annual Report, the bank and the company have entered into a Purchase and Assumption Agreement (the "Agreement") with The Chase Manhattan Bank, N.A. ("Chase"), which provides for the acquisition of certain assets and the assumption of certain liabilities by the bank relating to the 15 Chase branches located in Norwich, Watertown (two), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two), and Penn Yan, New York (the "Chase Branches"). The purpose of this section is to set forth the status of the Acquisition as of March 31, 1995 and to update the discussion in the Annual Report through the use of March 31, 1995 information.

      The Acquisition is currently expected to close during the third quarter of 1995. At the closing, and subject to the terms of the Agreement, the bank will assume deposit liabilities booked at the Chase Branches (the "Chase Deposits") and pay Chase a premium of 8.25% on the Chase Deposits. As of March 31, 1995 the Chase Deposits totaled $450.9 million, which amount is subject to the change due to run-off or growth of deposits occurring prior to the closing date. In addition, the bank will acquire certain small business and consumer loans associated with the Chase Branches (the "Chase Loans"), as well as the real property owned or leased by Chase for operation of the Chase Branches and related furniture, equipment and other fixed operating assets (the "Chase Assets"). The Acquisition will be accounted for as a purchase; the excess of liabilities assumed over assets acquired (goodwill) approximates $19.0 million and will be amortized over a 25-year period on a straight-line basis. In addition, approximately $18.2 million of the premium will be attributed to the value of the Chase Deposits (the "Core Deposit Value"), which will be amortized over 10 years on an accelerated method. For tax purposes, both the excess of liabilities assumed over assets acquired and the core deposit value will be amortized over a 15-year period on a straight-line basis and is expected to be fully deductible under current law.

      The bank will acquire the Chase Loans at face value and the Chase Assets at fair market value with the exception of furniture, equipment and other fixed assets which will be acquired at book value. The face value of the Chase Loans as of March 31, 1995 was approximately $25.2 million, and the total purchase price of the Chase Assets is approximately 5.3 million. The deposit premium will be calculated on the basis of the average amount of Chase Deposits outstanding over specified time periods preceding the closing date, except that if the closing date occurs after June 30, 1995, the closing date for purposes of calculating the average amount of Chase Deposits outstanding will be June 30, 1995. Payment of the premium on the Chase Deposits, as well as the purchase price for the Chase Loans and Chase Assets, will be effectuated through an appropriate reduction of the cash received to fund deposits assumed by the bank. Accordingly, the bank expects to receive approximately $385.3 million in cash from Chase at the closing (the "Acquired Funds") in connection with its assumption of Chase Deposits of $450.9 million as of March 31, 1995, after deduction of (a) the deposit premium of approximately $37.2 million, (b) the purchase price of the Chase Loans of approximately $25.2 million, (c) the purchase price of the Chase Assets of approximately $5.3 million, and the addition of (d) other net liabilities of $2.1 million.

      The bank currently plans to use the approximately $385.3 million in cash expected to be received in the Acquisition to (i) fund investment security purchases and repay short-term borrowings and (ii) make loans in the market areas of the Chase Branches and thereby earn a return on the Acquired Funds. The company anticipates that it may take in excess of five years to invest the Acquired Funds in loans such that the resulting loan to deposit ratio approximates the loan to deposit ratio of the company prior to the Acquisition. In the interim, the bank will invest the Acquired Funds in investment securities and repay short-term borrowings of the bank pursuant to an investment strategy adopted by the company. It is expected that such investment securities will earn interest at rates lower than the interest rates that would be earned on loans and, thus, the bank's net interest margin will decrease in the short- to medium-term. The company believes that the net interest margin will increase over the long-term as the bank invests the Acquired Funds in loans at market rates. However, there can be no assurance that the Bank will be able to invest the Acquired Funds in loans at market rates or that the Bank will be able to earn a favorable net interest margin through investing the Acquired Funds in investment securities until loans can be made. In addition, given fluctuations in market conditions, there can be no assurance that management's current strategy for allocating the Acquired Funds to loans and investment securities will be the investment allocation ultimately pursued by the Company.

      The bank has reviewed the Chase Loans and found them to be fully performing with acceptable risk ratings. The Agreement provides the bank the right to reject any loan failing to meet the bank's underwriting standards as provided in the Agreement, as well as loans which may be adversely affected by environmental conditions relating to real property securing such loans.
In connection with its evaluation of the Acquisition, the bank examined the Chase Loans using substantially the same criteria, analyses and collateral evaluations that the Bank has traditionally used in the ordinary course of its business.

      The bank will retain approximately 103 full-time equivalent Chase employees currently associated with the Chase Branches. The Agreement requires the bank to recognize prior service with Chase for purposes of vesting and eligibility under the bank's benefit plans and to maintain base salary for all such transferred employees for a period of at least one year following the closing except in the case of discharge for cause, voluntary separation, death, or disability. All pension obligations earned by Chase employees prior to the Acquisition will be funded by Chase. The Agreement also requires Chase to pay the bank an amount, at closing, equal to the accounting benefit Chase would receive resulting from the reduction of the post retirement medical benefit liability under Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions."

      Pursuant to the Agreement, environmental inspection of the Chase Branches has been performed, and Chase is expected to remedy all material violations of environmental laws discovered during such inspections. The bank has the right to refuse specific properties in the event any noncompliance with environmental laws is not remedied.

Effect Of Pending Acquisition On Capital

      The Acquisition is contingent upon obtaining necessary regulatory approvals and maintaining certain regulatory capital ratios. In order to maintain required regulatory capital ratios, the company and the bank must raise additional capital prior to consummation of the Acquisition. In conjunction with the Acquisition, the company anticipates raising approximately $25.7 million (net of expenses) in additional capital through public offerings of common and preferred stock (the "Offerings") to offset the reduction in regulatory capital ratios associated with the Acquisition. The company will contribute the additional capital to the bank as capital surplus with the objective of maintaining the bank's Tier I leverage ratio following consummation of the Acquisition in the "adequately capitalized" range, which is defined by the FDIC as between 4.0% and 5.0%.

      The company's sale of newly issued shares of common stock in the common stock offering will represent approximately 21.2% of the shares of the company's common stock outstanding following completion of the common stock offering (23.6% if the over-allotment option granted to the underwriters is fully exercised). Therefore, in the near term, the company expects that the Offerings and the Acquisition will result in a dilution of the company's return on equity, earnings per share, and tangible book value per share. However, the company's long-term strategy, as evidenced by the Acquisition, is to enhance earnings per share, return on equity and tangible book value per share by deploying assets from investments into loans, continuing its asset growth and maintaining a favorable efficiency ratio. The company believes that any initial dilution of earnings per share, return on equity, or tangible book value per share will be outweighed by the long-term benefits to the company associated with the financial flexibility and opportunities which the company expects to derive from the Acquisition. There can be no assurance, however, that the company will be able to achieve these goals.

      In the event the bank is unable to close the Acquisition due to a lack of regulatory approval and the determining factor relates to the Community Reinvestment Act, Equal Credit Opportunity Act, the Fair Housing Act or possible anti-competitive effects, the bank is obligated to pay Chase a "break-up fee" of $1.0 million. In the event the Bank is unable to proceed to closing due to its inability to raise sufficient capital or due to a lack of regulatory approval for any other reason, the bank is obligated to pay Chase a "break-up fee" of $1.85 million.

      The Acquisition is expected to have a negative effect on the regulatory capital ratios of the company and the bank. Following the Acquisition and assuming net proceeds from the Offerings of $25.7 million, the company's Tier I leverage ratio will decrease from 6.70% (as of March 31, 1995) to 4.25%. The bank's Tier I leverage ratio will decrease from 6.59% (as March 31, 1995) to 4.15%. As a result of the expected decrease in the bank's Tier I leverage ratio, the bank will not qualify under regulatory guidelines as a "well capitalized" institution but rather as an "adequately capitalized" institution. As an "adequately capitalized" institution, the bank's cost of FDIC deposit insurance may increase.

      The following table sets forth the required regulatory ratios, the ratios of the company and the bank as of March 31, 1995, and the ratios expected to be achieved by the company and the bank; upon consummation of the
Acquisition:


                                               March 31, 1995   Ratios After
                      Regulatory Minimums           Ratios       Acquisition
                 Well     Adequately    Under-
             Capitalized  Capitalized Capitalized Company Bank  Company Bank

Total
risk-based
capital ratio ...10.00%       8.00%    <8.00%      13.65% 13.46% 10.19% 9.93%
Tier I
risk-based
capital ratio.... 6.00%       4.00%    <4.00%      12.41% 12.21%  9.08% 8.82%
Tier I
leverage ratio....5.00%       4.00%    <4.00%       6.70%  6.59%  4.25% 4.15%


      The bank's goal is to return to "well capitalized" status within approximately 12 months after consummation of the Acquisition. Until the company's Tier I leverage ratio returns to the "well capitalized" range, the additional leverage caused by the Acquisition will restrict the company's ability to consummate other possibly beneficial transactions which require further leverage or would result in the creation of additional intangibles. Acquisitions accounted for on a pooling of interests basis may not be precluded during this period if the transaction would facilitate returning to "well capitalized" status. Historically, the bank has targeted a Tier I leverage ratio well in excess of the regulatory minimum to allow for potential branch acquisitions and leverage strategies. The company believes that the Acquisition represents an opportunity which warrants foregoing such excess capacity in the near-term in order to maximize the potential long-term benefits of the Acquisition to the Company. While the bank expects to return to "well capitalized" status within approximately 12 months after consummation of the Acquisition and the Offerings, there can be no assurance that the bank will be able to do so.

      On March 6, 1995, Inner City Press/Community on the Move ("ICP") through its Executive Director, Matthew Lee, submitted to the OCC written comments in opposition to the bank's application for approval of the Acquisition and requested a public hearing on the application. ICP's objections to approval of the application included the bank's and Chase's Community Reinvestment Act and fair lending record and the potential anti-competitive effects of the Acquisition. ICP also incorporated written comments previously filed with the OCC in connection with an unrelated application filed by Chase, which application was approved by the OCC on February 10, 1995 notwithstanding
ICP's comments. In addition to the ICP comments, the bank is aware that additional comments critical of the Acquisition have been submitted to the OCC by one of the company's institutional shareholders. The bank does not believe that these comments, or the ICP comments, raise any issues sufficient to warrant denial of the bank's application.

Potential Disposition

      Subject to general market conditions and the company's ongoing assessment of business objectives, the bank anticipates that there will be a reduction in deposits of approximately $108 million consisting of approximately $26 million of Chase Deposits expected to run-off between March 31, 1995 and consummation of the Acquisition and approximately $82 million in deposits divested through a combination of selling certain branch locations and related deposits and reducing public funds from the bank's balance sheet. The company has had several substantive discussions with potential purchasers of deposits, although no binding commitments have been made. The purpose of any such divestitures would be to mitigate any potential adverse impact of the Acquisition on the company's earnings per share and tangible book value, reduce the company's exposure to interest rate risk, and strengthen the bank's capital ratios. Any such divestitures would occur subsequent to the consummation of the Acquisition, would be structured to maximize the bank's business objectives at that time, and would help facilitate the bank's return to a Tier I leverage ratio in the "well capitalized" range. There can be no assurance of the size or impact of any divestiture, or that a divestiture will actually occur.

Reasons for the Acquisition

      The following summarizes the major objectives of the Acquisition and the benefits the company expects will accrue to the operations of the bank from the acquisition.

      * The Chase Branches consolidate and extend the bank's branch network into contiguous markets. Assuming the Acquisition and the Offerings were completed as of March 31, 1995, the company would have total assets in excess of $1.2 billion and 50 locations (net of the planned closing of one of the Canton facilities and prior to any potential dispositions). The Chase Branches will link the bank's existing Northern New York and Finger Lakes/Southern Tier distribution network.

      * The Chase Branches are located in markets with which the bank is already familiar, either because it is servicing them to some degree already without a branch facility, or because they are similar to the bank's existing markets, being comprised of small towns and villages outside of metropolitan trade centers. Of the 13 towns in which the Chase Branches are located, the Chase Branches are ranked either first, second or third in deposit market share as of June 30, 1994 in 10 of the towns, which, when coupled with the bank's present branches, will result in the bank being ranked either first, second or third in 36 of the 41 towns in which the bank will operate branches.

      * Although the Acquisition includes only a relatively small amount of loans outstanding, the depositor base of the Chase Branches includes approximately 300 small business customers and 30,000 customer households. Because of Chase's centralized style of underwriting and servicing, the company believes that these markets offer significant future growth opportunities. Based on the bank's locally responsive approach to loan decision-making, personalized service, and knowledge of these markets, the bank believes that, prior to any secondary market sales, the achievement of a 40.0% loan to deposit ratio in the Chase Branches (compared to a 5.6% level as of March 31, 1995) would be reasonable within five years. The bank's loan to deposit ratio for its present branch network is approximately 68.6% as of March 31, 1995.

      * The company believes that the Chase Deposits are largely stable, relatively low cost core deposit funds, similar to the bank's existing deposit base. The Chase Deposits will be used to replace the bank's presently higher cost FHLB borrowings, thus lowering overall funding costs and improving the bank's liquidity. After providing for purchased loans, branch facilities and equipment, and the deposit premium, approximately $218 million of cash received (net of repayment of short-term borrowings) will be temporarily placed in the bank's investment portfolio, increasing its size by nearly 58% (or approximately 65% including the impact of the Offerings). It is the company's intention to invest these funds in a mix of securities intended to produce a high, relatively stable level of interest income and provide on-going cash flow to help fund expected loan growth and/or be subsequently reinvested in other investment securities.

      * The Acquisition leverages the company's existing infrastructure. The Chase Branches will be administratively managed from either the bank's Northern or Southern Region by existing senior management personnel. The Northern and Southern regional service centers will process the added loan and deposit volumes, with incremental overhead limited to volume-sensitive staff and equipment. Similarly, a limited number of audit, loan review, and accounting personnel will be added. Up to a total of approximately 36 full-time employees may be added to the bank over a period of time following consummation of the Acquisition. The personnel acquired from Chase include only branch-related personnel, including approximately eight small-business lending and support staff and two residential mortgage origination personnel, for a total of approximately 103 full-time equivalent employees. To assist with the integration of the Chase Branches into its existing branch network, the bank has engaged and outside consultant to focus on customer sales and service training, operations center planning and upgrading; a full-time internal project coordinator has also been retained.

      * The company believes that the Acquisition provides it with the opportunity to increase non-interest income because annuities and mutual funds have been offered at the Chase Branches for several years. The bank only sold fixed-rate annuities at its branches during calendar year 1994 and was not fully staffed until late 1994 to sell variable-rate annuities and mutual funds. Consequently, the staff at the Chase Branches and the bank's new investment products should complement each other in increasing referrals for the sale of these products.

      It should be noted that the bank has not historically made acquisitions on the same scale as the Acquisition, and the future growth of the bank and the company will depend on the success of the Acquisition. The success of the Acquisition will, in turn, depend on a number of factors, including, without limitation: the bank's ability to integrate the Chase Branches into the current operations of the bank; its ability to limit the outflow of deposits held by its new customers in the Chase Branches; its success in deploying the cash received in the Acquisition into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk; its ability to control the incremental non-interest expense from the Chase Branches in a manner that enables the company to maintain its favorable overall efficiency ratio; its ability to retain and attract the appropriate personnel to staff the Chase Branches; and its ability to earn acceptable levels of non-interest income from the Chase Branches. No assurance can be given that the bank will be able to integrate the Chase Branches successfully; that the operation of the Chase Branches will not adversely affect the company's existing profitability; that the company will be able to achieve results in the future similar to those achieved by the bank's existing banking offices; or that the bank will be able to manage its growth resulting from the Acquisition effectively.


Impact of the Acquisition on Operating Performance

      The following discussion represents the company's current assessment of the impact of the Acquisition on the operating performance of the company. Numerous factors, including factors outside the company's control (such as the general level of interest rates and both national and regional economic conditions), may significantly alter the effects described below. As such, there can be no assurance that the effects of the Acquisition will meet the company's expectations.

      Significant Assumptions. In addition to the assumptions stated below, the company made the following assumptions in arriving at the conclusions discussed in this section: (i) regional and national economic conditions will remain stable with no drastic improvement or slowdown in the economy; (ii) the Chase Branches are in markets similar to the bank's current markets and therefore the bank's experience in generating loans and fee income and in maintaining core deposits is a reasonable basis for making further assumptions about the impact of the Acquisition; and (iii) run-off of Chase Deposits, if any, will occur prior to consummation of the Acquisition. While the company believes that these assumptions were reasonable at the time they were made, there can be no assurance that actual results will be consistent with these assumptions.


      The basis for the company's conclusion that some of the Chase Deposits will run-off prior to the closing date of the Acquisition is that (i) certain customers will choose to remain with Chase because they bank near their place of work where Chase still operates; (ii) certain customers will elect to switch banks because they would rather bank with a larger, superregional institution; and (iii) certain municipalities that value selected cash management services offered by Chase but not offered by the bank will stay with Chase. With the exception of these cash management services and personal computer banking, the company believes that the services offered by the bank will be virtually as broad as those offered by Chase and that its services for small businesses will be offered so as to provide greater service than that offered by Chase.

      Net Interest Income. When the Acquisition is consummated and prior to any expected deposit run-offs and divestitures, the bank is expected to assume deposit liabilities which totaled $450.9 million as of March 31, 1995 and receive approximately $25.2 million in loans and $385.3 million in cash. An additional $25.7 million in cash is expected to be received from the net proceeds of the Offerings. The cash from the Acquisition and the Offerings will be used to fund investment security purchases, repay short-term borrowings of the bank, and fund additional growth. The impact of the Acquisition on net interest income is expected, therefore, to include (i) interest income from investment securities purchased, (ii) interest income from the Chase Loans, (iii) interest income from new loans originated through the Chase Branches, and (iv) interest expense of the Chase Deposits, including the benefit of the lower interest expense on the Chase Deposits which will replace higher cost short-term borrowings.

      The company currently estimates that, prior to any secondary market sales, the bank could make net new loans in an amount equal to at least 40.0% of the Chase Deposits outstanding within five years after consummation of the Acquisition, although there can be no assurance that the bank will be able to do so. Because the demographics of both consumers and businesses served by the Chase Branches are similar to those markets in which the bank currently operates, new loans are expected to be similar to the bank's current loan distribution with respect to types and pricing characteristics, subject to market conditions. This estimate is dependent upon the bank's ability to generate new lending business and acquire market share from those financial institutions currently serving the small business loan customers in these markets.

      Since a large portion of the funds received in the Acquisition and the Offerings will initially be invested in securities, the Company, assisted by an asset/liability consultant, has undertaken analyses to determine a strategy for the optimal deployment of these funds. In order to determine this investment strategy, the Company has conducted an analysis of the impact of the Acquisition on the bank's overall asset/liability risk position. A variety of interest rate simulations was considered, including, but not limited to, a flat rate environment, a rising rate environment with the Federal Funds rate increasing 200 basis points, and a falling rate environment with the Federal Funds rate decreasing 200 basis points. Each of these scenarios assumed that any interest rate movements occurred at regular intervals during the first year of the Acquisition and remained constant thereafter. Additionally, the company, along with its asset/liability advisor, used historical experience to estimate the impact of Federal Funds rate changes on, among other things, deposit interest rates, the prime lending rate, Treasury rates and prepayment speeds for mortgage securities. The company continues to utilize and update its analysis as conditions warrant.

      The analysis combined the bank's March 31,1995 asset/liability profile with that of the Chase Branches. A number of investment strategies was then examined, focusing on the goal of enhancing the profitability of the bank while limiting the volatility of earnings under a variety of interest rate environments. Such an investment strategy could be accomplished with a variety of approaches, including maturity laddering of bonds (with and without call features), purchasing mortgage-backed securities whose average life characteristics meet the investment objective, or a combination of these or similar securities. The company has determined that the strategy which it currently expects will best achieve its goals is investing the net funds received in the Acquisition and the Offerings in seasoned 15-year mortgage-backed securities with an average duration of two to four years.

      As of March 31, 1995, the Company estimates that, following closing of the Acquisition, it will have approximately $252.2 million to invest in these securities and that such investment will take place over a 12 month period. Since the interest rate environment could change substantially before all the funds from the Acquisition are invested, however, it is impossible to predict with certainty which investment combination will ultimately be pursued by the bank or the length of time it will take to make these investments. It is the bank's intention that the mix of securities selected will provide continuing cash flows to help fund expected loan growth and/or to subsequently invest in other securities.

      Given the company's current expectations for loan growth, the intended investment strategy, the repayment of the bank's short-term borrowings and the acquired deposit liabilities, the company and its asset/liability consultant have analyzed potential results for the company under a variety of interest rate scenarios. The analysis showed that the Acquisition could add between $8.2 million in the falling rate scenario and $13.1 million in the rising rate scenario to net interest income in the first full year of operations. While interest rates will continue to have a substantial impact on future earnings levels and therefore no assurance can be given, anticipated loan growth could increase these levels of net interest income in future years.

      Loan Loss Provision. The Chase Loans and any new loans originated by the bank through the Chase Branches will meet the underwriting standards of the bank. As the loan portfolio grows, the bank expects to add annually to its allowance for loan losses by approximately 0.30% to 0.35% (after net charge-offs) of average loans, building to a loan loss reserve of 1.30% of period-end loans within approximately four years. Actual loan loss reserves will be based on numerous factors, including the state of the national and regional economy and local real estate values, and may be higher or lower than the bank's current expectations.

      Non-Interest Income. The company expects to earn additional non-interest income through deposit service charges and by selling trust and investment products to the customers of the Chase Branches. The bank has historically earned approximately 70 basis points on average assets in non-interest income. While actual results will be based on numerous factors, many of which are not in the company's control, and, therefore, no assurance can be given, the company believes that a rate of 50 to 70 basis points of the Chase Deposits is a reasonable approximation of the level of non-interest income it could earn after the Acquisition. The company expects that most of this non-interest income will be derived from fees earned on deposit accounts through service charges and overdraft fees. Because of the similarities in the deposit bases and the fee structures of the Chase Branches and the bank, the company expects its historical rate of approximately 40 basis points of average deposits earned in such fees to be comparable at the Chase Branches. Other non-interest income is expected to be generated through annuity fees, trust income (both personal and employee benefit), merchant credit card income and mortgage servicing fees from loans sold into the secondary market. The combination of these sources could result in additional non-interest income of $2.3 million to $3.2 million on an annualized basis.

      Non-Interest Expense. The company has estimated the cost of operating the Chase Branches within the bank's existing infrastructure. The following is a breakdown of the additional annual expenses anticipated over the first full year of operations:

                                                     Amount
                                                 (In millions)
      Salary and employee benefits...............$ 3.3 to 3.6
      Occupancy expense..........................         1.1
      Amortization of intangible assets..........         3.0
      Other expense..............................  3.4 to 3.6
                                                  ------------
      Total incremental non-interest expense....$10.8 to 11.3
                                                 =============

      Salary and employee benefits include approximately 103 full-time equivalent employees currently at the Chase Branches. Up to approximately 36 full-time equivalent employees may be added over a period of time following the Acquisition, primarily in the bank's operations centers to service the Chase Deposits, Chase Loans, and expected loan growth. Occupancy expense includes estimated costs of refurbishment and other capital expenditures that the bank is expected to incur after completion of the Acquisition.

      For income tax purposes, the intangible assets created from the 8.25% deposit premium paid in the Acquisition are fully tax-deductible and amortizable on a straight-line basis over a 15 year period under current law. For financial statement proposes, generally accepted accounting principles as currently in effect require that a portion of the premium be attributed to the Core Deposit Value and amortized over the expected life of the Chase Deposits in a manner approximating their decay rate. The balance of the premium is attributable to the cost of entering the new banking markets represented by the Chase Branches, and is amortizable on a straight-line basis over a 25-year period.

      The Core Deposit Value is expected to be $18.2 million, amortizable over a 10-year period. For the first full year, amortization of the Core Deposit Value and other intangibles is expected to be approximately $3.0 million, declining to $2.8 million and $2.5 million in the second and third years, respectively.

      Other expenses include conversion costs and data processing expenses estimated for the Acquisition as well as the other support costs needed to operate the Chase Branches, including the impact of increased FDIC deposit insurance premiums to the bank of approximately $210,000 (assuming that the bank remains in the "adequately capitalized" designation for one year following the Acquisition). $275,000 of other expenses are one-time charges (mostly anticipated to be incurred in 1995) necessary in order to effect the Acquisition. In addition, the company expects to incur $1.9 million in related incremental capital expenditures.

      Depending on the actual number of employees to be added to service the incremental business from the Chase Branches and discretion in incurring other incremental expenses, total incremental expense may range from $10.8 million to $11.3 million in the first full year of operating the Chase Branches.

Impact of the Acquisition on Operating Performance
Assuming Intended Potential Disposition

      As noted above, the bank anticipates that there will be a reduction in deposits of approximately $108 million consisting of approximately $26 million in Chase Deposits expected to run-off between March 31, 1995 and consummation of the Acquisition and approximately $82 million in deposits divested through a combination of selling certain branch locations and related deposits and reducing public funds from the Bank's balance sheet. If the bank were to divest $82 million in deposits and if $26 million in run-off of Chase Deposits occurred prior to the Acquisition, the following are the company's estimates of the impact to its operations:

      Net Interest Income. Using the same analysis described above, the reduction in the bank's size could result in additional net interest income of $8.4 million in the falling interest rate scenario to $12.1 million in the rising interest rate scenario rather than $8.2 million in the falling interest rate scenario to $13.1 million in the rising interest rate scenario. As discussed above, the company expects loan generation to reach 40% of the reduced deposit total by the fifth year of operation. The company expects a similar mix of investment securities to be purchased. However, because it is estimated that only $156.1 million will be available for purchasing investment securities given the deposit reduction, the company believes it could have these funds fully invested within 8 to 12 months, subject to market conditions.

      Provision for Loan Losses. The only direct effect of divestitures on the bank's provision level would be due to lower loan volumes as a result of fewer branch locations to originate new loans.

      Non-Interest Income. The reduction in deposits could reduce the expected additional income by $0.4 million to $0.7 million which could result in additional non-interest income to the bank of $1.9 million to $2.5 million, rather than $2.3 million to $3.2 million. The decline is due only to the assumption that there are fewer deposits and accounts as a result of the divestitures from which to generate fees and service charges, as well as to cross-sell other investment products. The company still expects to earn from 50 to 70 basis points on the deposit total for the same reasons discussed above.

      Non-Interest Expense. A $108 million reduction in deposits as described above would result in reduced expenses. The extent of such reductions would be largely dependent upon the number and identity of branches sold. The company estimates the savings to be approximately $1.3 million in the first full year of operations. This could cause the net impact from the Acquisition on non-interest expense to be reduced from $10.8 million to $11.3 million to approximately $9.5 million to $10.0 million.


Part II.  Other Information

Item 1.  Legal Proceedings.
            Not Applicable.

Item 2. Changes in Securities.
            Not Applicable.

Item 3. Defaults Upon Senior Securities.
            Not Applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.
            Not Applicable.

Item 5.  Other Information.
            Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits required by Item 601 of Regulation S-K:

      (2.1) Purchase and Assumption Agreement dated December 6, 1994 among the Registrant, Community Bank, N.A. and The Chase Manhattan Bank, N.A., previously filed with the Commission on April 11, 1995 as Exhibit 10.01 to the Registrant's Registration Statement on Form S-2 (No. 33-58539) and incorporated herein by reference.

      (2.2) First Amendment dated April 4, 1995 to Purchase and Assumption Agreement dated December 6, 1994 among the Registrant, Community Bank, N.A. and The Chase Manhattan Bank, N.A., previously filed with the Commission on April 11, 1995 as
                  Exhibit 10.02 to the Registrant's Registration Statement on Form S-2 (No. 33-58539) and incorporated herein by reference.

      (3.1) Certificate of Incorporation of the Registrant, as amended, previously filed with the Commission on May 30, 1995 as
                  Exhibit 3.1 to the Registrant's Registration Statement on Form S-2 (No. 33-58539) and incorporated herein by reference.

      (3.2) Bylaws of the Registrant, as amended, previously filed with the Commission on May 30, 1995 as Exhibit 3.2 to the Registrant's Registration Statement on Form S-2 (No. 33-58539) and incorporated herein by reference.

      (10) Employment Agreement dated January 1, 1995 between the Registrant, Community Bank, N.A. and Sanford A. Belden.

      (11)  Statement re Computation of earnings per share

            b)  Reports on Form 8-K: Filed on 2/27/95.
                     Item 5. Other Information.  News release:
                     Stockholder Protection Rights Plan
                     adopted by CBSI Board of Directors

                                     Signatures

      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Community Bank System, Inc.




Date:  June 5, 1995           /s/ Sanford A. Belden
                             --------------------------------
                            Sanford A. Belden, President and
                            Chief Executive Officer



Date:  June 5, 1995           /s/ David G. Wallace
                              --------------------------------
                            David G. Wallace, Senior Vice President
                            Chief Financial Officer

                                        EXHIBIT 10

                                     EMPLOYMENT AGREEMENT

            This sets forth the Employment Agreement made effective as of January 1, 1995 between (i) COMMUNITY BANK SYSTEM, INC., a Delaware corporation and registered bank holding company, and COMMUNITY BANK, N.A., a national banking association, both having offices located in Dewitt, New York (collectively, the "Employer"), and (ii) SANFORD A. BELDEN, an individual currently residing at 9 Lynacres Boulevard, Fayetteville, New York ("Employee"). This agreement supersedes the employment agreement between the parties, effective as of October 1, 1992, which provided for employment for a term ending on September 30, 1995.

                                   WITNESSETH

            IN CONSIDERATION of the premises and mutual agreements and covenants contained herein, and other good and valuable consideration, the parties agree as follows:
            1.    Employment.
                  (a) Term. Employer shall continue to employ Employee, and Employee shall continue to serve, as Director, President and Chief Executive Officer of Employer for a three year term commencing on January 1, 1995 and ending on December 31, 1997 ("Period of Employment"), subject to termination as provided in paragraph 3 hereof.
                  (b) Employer. Whenever in this Agreement Employee is entitled to compensation, benefits or other remuneration from Employer, the term Employer shall mean only Community Bank, N.A. Employee shall not be entitled to any compensation, benefits or other remuneration from Community
Bank System, Inc.
                  (c) Salary. During the period of January 1, 1995 through December 31, 1995, Employer shall pay Employee base salary at an annual rate of $240,000 ("Base Salary").  Employee's Base Salary for the period January
1, 1996 through December 31, 1996 shall be $275,000.  Employee's Base Salary for the period January 1, 1997 through December 31, 1997 shall be $300,000. Employee's Base Salary is payable in accordance with Employer's regular payroll practices for executive employees.
                  (d) Incentive Bonuses. Employee shall be entitled to annual incentive bonuses pursuant to the terms of the executive incentive compensation plan which has been approved by the Board of Directors of
Employer to cover key personnel of Employer. Upon termination of Employee's employment pursuant to subparagraph 3(a), 3(b) 3(c) or 7, Employee shall be entitled to a pro rata portion (based on Employee's complete months of active employment in the applicable year) of the annual incentive bonus that is payable with respect to the year during which the termination occurs or, in the case of a termination upon Employee's disability pursuant to subparagraph 3(c), the date the Disability Period began.
                  (e) Renegotiations. Beginning January 1, 1997 (12 months before the end of the Period of Employment), Employee and Employer shall commence good faith negotiations, to be completed by June 30, 1997, for Employee's continued employment by Employer after the end of the Period of Employment. If Employee and Employer cannot agree on the terms of Employee's continued employment by December 31, 1997, and Employee ceases to be employed by Employer, Employee shall be entitled to be paid (i) as severance compensation, one year of Base Salary, payable in equal installments in accordance with Employer's regular payroll practice from January 1, 1998 through December 31, 1998, and (ii) an amount equal to the sum of Employee's non-vested accrued benefit (determined as of Employee's employment termination date using, as applicable, the mortality table and discount rate used by Employer's actuary to determine funding requirements for Employer's qualified defined benefit plan) under paragraph 6 of this Agreement and under all tax-qualified retirement plans (within the meaning of Section 401(a) of the Internal Revenue Code and including any plan of Employer that is subject to Section 401(k) of the Internal Revenue Code) maintained by Employer and in which Employee is a covered participant, with the total to be paid in 12 equal monthly installments commencing 30 days after Employee's termination of employment. If Employee's employment by Employer is not continued after December 31, 1997 as a result of Employee's decision not to continue such employment, then Employer shall not be obligated to continue to pay
Employee's Base Salary as severance compensation, or to pay Employee an amount equal to Employee's non-vested accrued benefits under Employer's tax-qualified retirement plans, in accordance with this paragraph 1(e). Payments of Base Salary as severance compensation pursuant to this paragraph 1(e)
shall be reduced to the extent Employee receives severance or similar compensation pursuant to any severance pay plan or similar plan, program or arrangement maintained by Employer. If Employee obtains any employment or becomes self-employed following the termination of Employee's employment by Employer (including self-employment pursuant to paragraph 7(a)(i)), payment of Employee's Base Salary as severance compensation shall cease.  For any period during which Employee's Base Salary is continued as severance compensation, Employee shall be eligible to continue to participate in Employer's group-term life insurance plan and group health benefit plan as if Employee were an active, full-time employee of Employer. Employee's right to "COBRA" continuation coverage under Employer's group health benefit plan shall commence as of the end of the period during which Base Salary is continued as severance compensation.
                 (f) In the event Employer's average assets during any monthly reporting period during the Employment Period reach $1.75 billion, Employer agrees to review Employee's Base Salary as provided for under paragraph 1(c) above.
            2. Duties during the Period of Employment. Employee shall have full responsibility, subject to the control of Employer's Board of Directors, for the supervision of all aspects of Employer's business and operations, and the discharge of such other duties and responsibilities to Employer as may from time to time be reasonably assigned to Employee by Employer's Board of Directors. Employee shall report to the Board of Directors of Employer.
Employee shall devote Employee's best efforts to the affairs of Employer, serve faithfully and to the best of Employee's ability and devote all of Employee's working time and attention, knowledge, experience, energy and skill to the business of Employer, except that Employee may affiliate with professional associations, business and civic organizations. Employee shall serve on the Board of Directors of, or as an officer of Employer's affiliates, without additional compensation if requested to do so by the
Board of Directors of Employer. Employee shall receive only the compensation and other benefits described in this Agreement for Employee's duties as a Director of Employer.
            3.    Termination.       Employee's employment by Employer shall be
subject to termination as follows:
                  (a) Expiration of the Term. This Agreement shall terminate automatically at the expiration of the Period of Employment unless the parties enter into a written agreement extending Employee's employment.
                  (b) Termination Upon Death. This Agreement shall terminate upon Employee's death. In the event this Agreement is terminated as a result of Employee's death, Employer shall continue payments of Employee's Base
Salary for a period of 60 days following Employee's death to the beneficiary designated by Employee on the "Beneficiary Designation Form" attached to this Agreement as Appendix A.
                 (c) Termination Upon Disability. Employer may terminate this Agreement upon Employee's disability. For the purpose of this Agreement, Employee's inability to perform Employee's duties hereunder by reason of physical or mental illness or injury for a period of 26 successive weeks (the "Disability Period") shall constitute disability. The determination of disability shall be made by a physician selected by Employer and a physician selected by Employee; provided, however, that if the two physicians so selected shall disagree, or if Employer shall disagree with the findings of the physicians, the determination of disability shall be submitted to arbitration in accordance with the rules of the American Arbitration
Association and the decision of the arbitrator shall be binding and conclusive on Employee and Employer. During the Disability Period, Employee shall be entitled to 100% of Employee's Base Salary otherwise payable during that period, reduced by any other benefits to which Employee may be entitled for the Disability Period on account of such disability (including, but not limited to, benefits provided under any disability insurance policy or program, worker's compensation law, or any other benefit program or arrangement).
                 (d) Termination for Cause. Employer may terminate Employee's employment immediately for "cause" by written notice to Employee. For purposes of this Agreement, a termination shall be for "cause" if the termination results from any of the following events:
                       (i)   Material breach of this Agreement;
                       (ii) Misconduct as an executive or director of Employer, or any subsidiary or affiliate of Employer for which Employee is performing services hereunder including, but not limited to, misappropriating any funds or property of any such company, or attempting to obtain any personal profit (x) from any transaction to which such company is a party or (y) from any transaction with any third party in which Employee has an interest which is adverse to the interest of any such company, unless, in either case, Employee shall have first obtained the written consent of the Board of Directors of Employer;
                     (iii) unreasonable neglect or refusal to perform the duties assigned to Employee under or pursuant to this Agreement;
                     (iv)  Conviction of a crime involving moral turpitude;
                     (v) Adjudication as a bankrupt, which adjudication has not been contested in good faith, unless bankruptcy is caused directly by Employer's unexcused failure to perform its obligations under this Agreement;
                     (vi) Failure to follow the reasonable instructions of the Board of Directors of Employer, provided that the instructions do not require Employee to engage in unlawful conduct; or
                     (vii) Any violation of the rules or regulations of the Office of the Comptroller of the Currency or of any other regulatory agency.
Notwithstanding any other term or provision of this Agreement to the contrary, if Employee's employment is terminated for cause, Employee shall forfeit all rights to payments and benefits otherwise provided pursuant to this Agreement; provided, however, that Base Salary shall be paid through the date of termination.
            4.    Fringe Benefits.
                (a) Benefit Plans. During the Period of Employment, Employee shall be eligible to participate in any employee pension benefit plans (as that term is defined under Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended), Employer-paid group life insurance plans, medical plans, dental plans, long-term disability plans, business travel insurance programs and other fringe benefit programs maintained by Employer for the benefit of its executive employees. Participation in any of Employer's benefit plans and programs shall be based on, and subject to satisfaction of, the eligibility requirements and other conditions of such plans and programs.
                  (b) Expenses. Upon submission to Employer of vouchers or other required documentation, Employee shall be reimbursed for Employee's actual out-of-pocket travel and other expenses reasonably incurred and paid by Employee in connection with Employee's duties hereunder, not to include country club dues or membership fees. Reimbursable expenses must be submitted to the Personnel Committee of Employer's Board of Directors for review on a quarterly basis.
                  (c) Other Benefits. During the Period of Employment, Employee also shall be entitled to receive the following benefits:
                        (i) Paid vacation of 4 weeks during each calendar year (with no carry over of unused vacation to a subsequent year) and any holidays that may be provided to all employees of Employer in accordance with Employer's holiday policy;
                      (ii)  Reasonable sick leave;
                      (iii) Reimbursement of membership fees incurred by Employee at a health club of Employee's choice;
                      (iv) The use of an Employer-owned automobile of Employee's choice, the purchase and replacement of which shall be subject to the approval of the Personnel Committee of the Board of Directors of Employer; and
                        (v) Reimbursement of the purchase price of a car telephone and all Employer-related business charges incurred in connection with the use of such telephone.
            5.    Stock Options.
                  (a) 1992 Stock Option Grant. Pursuant to a 1992 Non-Statutory Stock Option Agreement made effective as of October 1, 1992
("Option Agreement"), which Option Agreement implemented the grant of options provided for in the 1992 Employment Agreement between Employee and Employer ("Employment Agreement"), Employee was granted options to purchase 48,000 shares of common stock of Community Bank System, Inc. The Option Agreement provides that Employee's right to exercise options upon a termination of employment shall be governed by the terms of the Employment Agreement. The parties hereby agree that the Option Agreement shall be amended to incorporate into the Option Agreement specific terms regarding the exercise of options following Employee's termination of employment and to make such other changes as the parties shall agree to make.
                  (b) Future Grants. Employer shall cause the Personnel Committee of the Board of Directors of Employer to review whether Employee should be granted additional options to purchase shares of common stock of Community Bank System, Inc. Such review may be conducted pursuant to the terms of the Community Bank System, Inc. 1994 Long-Term Incentive
Compensation Program or independently, as the Personnel Committee shall determine. Reviews shall be conducted no less frequently than annually.
             6.   Supplemental Retirement Benefit.
                  (a) Employer shall pay Employee an annual supplemental retirement benefit equal to the product of (i) 4%, times (ii) Employee's number of years of service, times (iii) Employee's final average compensation, with the product of (i) times (ii) times (iii) reduced by Employee's other retirement benefits. The foregoing benefit shall only be paid if Employee is credited with a minimum of five years of service.
                  (b) For purposes of this paragraph 6, "years of service" shall be credited to Employee in the same manner as years of service are credited to Employee under the Community Bank System, Inc. Pension Plan, as amended through December 31, 1994 ("Pension Plan"); provided that, for purposes of this paragraph 6, (i) Employee's service to Employer as a consultant pursuant to paragraph 7(a) (i) shall be included in Employee's years of service, and (ii) Employee shall be credited with additional years of service to the extent provided pursuant to paragraph 7 (a) (iii); and provided further that no more than 15 years of service will be taken into account under this paragraph 6.
                  (c) For purposes of this paragraph 6, Employee's "final average compensation" shall be the annual average of Employee's Base Salary and cash bonus received during the five consecutive calendar years preceding Employee's termination or retirement that produces the highest average;
provided that, for purposes of this paragraph 6(i) if Employee shall be employed by Employer for less than five consecutive calendar years, Employee's final average compensation shall be the annual average of Employee's Base Salary and cash bonus received during Employee's actual period of employment with Employer, and (ii) the cash bonus received by Employee in 1993 shall be deemed to have been received by Employee in 1994.
                  (d) For purposes of this paragraph 6, Employee's "other retirement benefits" shall mean the sum of
                        (i) the annual benefit payable to Employee from the Pension Plan, plus

                        (ii) the estimated annual benefit payable to Employee pursuant to the Federal Social Security Act, plus

                     (iii) the annual benefit payable to Employee under the defined benefit pension plan maintained by Farm Credit (in which Employee was a participant prior to his employment with Employer), plus

                        (iv) the annual benefit that could be provided by (A) Employer contributions (other than elective deferrals) made on Employee's behalf under the Community Bank System, Inc. Employee Savings and Retirement Plan, (B) First Bank System contributions (other than elective deferrals) made on Employee's behalf under the defined contribution plan maintained by First Bank System (in which Employee was a participant prior to his employment with Employer), and (C) actual earnings on contributions under (A) and (B), if such contributions and earnings were converted to a benefit payable at the same time and in the same form as the benefit paid under this paragraph 6, using the factors applied to determine actuarial equivalents under the Pension Plan at the time payments begin under this paragraph 6.

The amount of "other retirement benefits," determined as of the date of this Agreement, is reflected on Appendix B attached to this Agreement. To the extent Employee receives a payment of "other retirement benefits" prior to the date supplemental retirement benefits are paid pursuant to this paragraph
6, and such amounts are not rolled over or transferred to an individual retirement account or tax-qualified retirement plan, the total of "other retirement benefits" shall be determined by including amounts received and not rolled over or transferred and assuming such amounts earned interest at an annual rate of 6% from the date received to the date "other retirement benefits" are calculated. Employee shall provide such financial and other information as Employer may reasonably require to determine "other retirement benefits."
                  (e) For purposes of paragraph 6, Employee's Social Security Benefit ("Benefit") will be valued by the actual Benefit Employee receives or is qualified to receive at the time Employee elects to receive the supplemental retirement benefit, or if Employee has not yet qualified for the Benefit, the Benefit will be valued by the maximum benefit available to a then 62 year old individual.
                  (f) For the purposes of paragraph 6, Employer's Pension Plan Benefit will be Employee's accrued benefit under the Plan, determined as of the date Employee elects to receive the supplemental retirement plan benefit, adjusted for the timing and form of benefit.
                  (g) The supplemental retirement benefit described in paragraph six shall be payable commencing on the first day of the month following the later of (i) Employee's receipt of all payment due under the terms of this Agreement (other than this paragraph 6) (ii) termination of employment with Employer, or (iii) Employee's attainment of age 58.
                  (h) The supplemental retirement benefit described in this paragraph 6 shall be paid in the form of an actuarially reduced Joint and 50% Survivor benefit with Employee's spouse as survivor annuitant; provided however, that if Employee's simultaneously commences receipt of Employer's Pension Plan benefit, then the benefit under this paragraph 6 shall be paid in the same form as Employee's Pension Plan Benefit. If Employee or his beneficiaries shall receive payment of Employee's benefit under the Pension
Plan in a form other than a single life annuity for Employee's life and/or prior to Employee's attainment of age 65, the supplement retirement benefit under this paragraph 6 shall be converted to the same form of payment and/or subject to the same early retirement reduction, using the factors applied to determine actuarial equivalents and early retirement benefits under the Pension Plan at the time payments begin.
                  (i) Employer shall establish a "grantor trust" (as that term is defined in Internal Revenue Code Section 671) to aid it in the accumulation and payment of the supplement retirement benefit described in this paragraph 6; provided that the trust shall be established with the intention that the creation and funding of the trust shall not result in the recognition of gross income by Employee of any amount credited under the trust prior to the date the amount is paid or made available. Assets of the trust, and any other assets set aside by Employer to satisfy its obligations under this Agreement, shall remain at all times subject to the claims of Employer's general creditors. Employee and his beneficiaries shall not have any rights under this paragraph 6 that are senior to the claims of general unsecured creditors of Employer.
                  (j) The right to receive the supplemental retirement benefit described in this paragraph 6 shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge or encumbrance, nor subject to attachment, garnishment, levy, execution or other legal or equitable process for the debts, contracts or liabilities of Employee or his beneficiaries.
            7.    Change of Control.
                  (a) If Employee's employment by Employer (as an employee) shall cease for reasons other than "cause" (as described in paragraph 3(d)) within 2 years following a "Change of Control" that occurs during the Period of Employment, Employer shall:
                        (i) Retain the services of Employee, on an independent contractor basis, as a consultant to Employer for a period of no less than 24 months at an annual consulting fee rate equal to Employee's Base Salary in effect at the time of Employee' s termination;
                        (ii) Provide Employee with fringe benefits, or the cash equivalent of such benefits, identical to those described in paragraph 4(a) for the period during which Employee is retained as a consultant pursuant to (i) above;
                     (iii) Credit Employee with three additional years of service for purposes of determining Employee's supplemental retirement benefit described in paragraph 6.
                     (iv) Treat as immediately exercisable all unexpired stock options described in paragraph 5 that are not otherwise exercisable or that have not been exercised; and
                        (v) Pay to Employee the difference between the total purchase price paid by Employee for the home owned by him in the Syracuse area and the proceeds of the sale of such home by Employee following the termination of his employment not later than December 31, 1997 if he elects to move outside of the metropolitan Syracuse area to take other employment and he establishes to the satisfaction of the Board of Directors of Employer that he is unable despite reasonable efforts to sell the home within one year from the termination of his employment for a sum equal to the purchase price, or, in lieu thereof, Employer may purchase the home for a sum equal to the price Employee paid for it.
                        (vi) If any portion of the amounts paid to, or value received by, Employee following a "Change of Control" (whether paid or received pursuant to this paragraph 7 or otherwise) constitutes an "excess parachute payment" within the meaning of Internal Revenue Code
      Section 280G, then the parties shall negotiate a restructuring of payment dates and/or methods (but not payment amounts) to minimize or eliminate the application of Internal Revenue Code Section 280G. If an agreement to restructure payments cannot be reached within 60 days of the date the first payment is due under this paragraph 7, then payments shall be made without restructuring. Employee shall be responsible for all taxes and penalties payable by Employee as a result of Employee's receipt of an "excess parachute payment."
                        (b) For purposes of paragraph 7(a), a "Change of Control" shall be deemed to have occurred if:
                        (i) any "person," including a "group" as determined in accordance with the Section 13(d) (3) of the Securities Exchange Act of 1934 ("Exchange Act"), is or becomes the beneficial owner, directly or indirectly, of securities of Employer representing 30% or more of the combined voting power of Employer's then outstanding securities;
                        (ii) as a result of, or in connection with, any tender offer or exchange offer, merger or other business combination (a "Transaction"), the persons who were directors of Employer before the Transaction shall cease to constitute a majority of the Board of Directors of Employer or any successor to Employer;
                  (iii) Employer is merged or consolidated with another corporation and as a result of the merger or consolidation less than 70% of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former stockholders of Employer, other than (A) affiliates within the meaning of the Exchange Act, or (B) any party to the merger or consolidation;
                        (iv) a tender offer or exchange offer is made and consummated for the ownership of securities of Employer representing 30% or more of the combined voting power of Employer's then outstanding voting securities; or
                        (v) Employer transfers substantially all of its assets to another corporation which is not controlled by Employer.
            8. Withholding. Employer shall deduct and withhold from compensation and benefits provided under this Agreement all necessary income and employment taxes and any other similar sums required by law to be withheld.
            9.    Covenants.
                  (a) Confidentiality. Employee shall not, without the prior written consent of Employer, disclose or use in any way, either during his employment by Employer or thereafter, except as required in the course of his employment by Employer, any confidential business or technical information or trade secret acquired in the course of Employee's employment by Employer. Employee acknowledges and agrees that it would be difficult to fully compensate Employer for damages resulting from the breach or threatened breach of the foregoing provision and, accordingly, that Employer shall be entitled to temporary preliminary injunctions and permanent injunctions to enforce such provision. This provision with respect to injunctive relief shall not, however, diminish Employer's right to claim and recover damages. Employee covenants to use his best efforts to prevent the publication or disclosure of any trade secret or any confidential information concerning the business or finances of Employer or Employer's affiliates, or any of its or their dealings, transactions or affairs which may come to Employee's knowledge in the pursuance of his duties or employment.
                  (b) No Competition. Employee's employment is subject to the condition that during the term of his employment hereunder and for a period of 12 months following the date of termination of his employment (the "Date of Termination"), Employee shall not, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director, individual proprietor, lender, consultant or otherwise with, or have any financial interest in, or aid or assist anyone else in the conduct of, any entity or business (a "Competitive Operation") which competes in the banking industry or with any other business conducted by Employer or by any group, affiliate, division or subsidiary of Employer, in any area or market where such business is being conducted at the Date of Termination. Employee shall keep Employer fully advised as to any activity, interest, or investment
Employee may have in any way related to the banking industry. It is understood and agreed that, for the purposes of the foregoing provisions of this paragraph, (i) no business shall be deemed to be a business conducted by Employer or any group, division, affiliate or subsidiary of Employer unless
5% or more of Employer's consolidated gross sales or operating revenues is derived from, or 5% or more of Employer's consolidated assets are devoted to, such business; (ii) no business conducted by any entity by which Employee is employed or in which he is interested or with which he is connected or associated shall be deemed competitive with any business conducted by Employer or any group, division or subsidiary of Employer unless it is one from which 2% or more of its consolidated gross sales or operating revenues is derived, or to which 2% or more of its consolidated assets are devoted;
and (iii) no business which is conducted by Employer at the Date of Termination and which subsequently is sold by Employer shall, after such sale, be deemed to be a Competitive Operation within the meaning of this paragraph. Ownership of not more than 5% of the voting stock of any publicly held corporation shall not constitute a violation of this paragraph.
                  (c) Certain Affiliates of Employer. It is understood that Employee may have access to technical knowledge, trade secrets and customer lists of affiliates of Employer or companies which Employer's parent may acquire in the future and may serve as a member of the board of directors or as an officer or employee of an affiliate of Employer. Employee covenants that he shall not, during the term of his employment by Employer or for a period of 12 months thereafter, in any way, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director, individual proprietor, lender, consultant or otherwise aid or assist anyone else in any business or operation which competes with or engages in the business of such an affiliate.
                  (d) Termination of Payments. Upon the breach by Employee of any covenant under this paragraph 9, Employer may offset and/or recover from Employee immediately any and all severance benefits paid to Employee under paragraph 1(e) hereof in addition to any and all other remedies available to Employer under the law or in equity.
                  (e) The non-competition provisions of paragraphs 9(b) and 9(c) shall not apply if Employee's employment ceases within the two-year period following a change of control within the meaning of paragraph 7.
            10. Notices. Any notice which may be given hereunder shall be sufficient if in writing and mailed by certified mail, return receipt requested, to Employee at his Residence and to Employer at 5790 Widewaters Parkway, Dewitt, New York 13214 or at such other addresses as either Employee or Employer may, by similar notice, designate.
            11. Rules, Regulations and Policies. Employee shall abide by and comply with all of the rules, regulations, and policies of Employer, including without limitation Employer's policy of strict adherence to, and compliance with, any and all requirements of the banking, securities, and antitrust laws and regulations.
            12. No Prior Restrictions. Employee affirms and represents that Employee is under no obligations to any former employer or other third party which is in any way inconsistent with, or which imposes any restriction upon, the employment of Employee by Employer, or Employee's undertakings under this Agreement.
            13. Return of Employer's Property. After Employee has received notice of termination or at the end of the term hereof, whichever first occurs, Employee shall forthwith return to Employer all documents and other property in his possession belonging to Employer.
            14. Construction and Severability. The invalidity of any one or more provisions of this Agreement or any part thereof, all of which are inserted conditionally upon their being valid in law, shall not affect the validity of any other provisions to this Agreement; and in the event that one or more provisions contained herein shall be invalid, as determined by a court of competent jurisdiction, this instrument shall be construed as if such invalid provisions had not been inserted.
            15. Governing Law. This Agreement was executed and delivered in New York and shall be construed and governed in accordance with the laws of the State of New York.
            16. Assignability and Successors. This Agreement may not be assigned by Employee or Employer, except that this Agreement shall be binding upon and shall inure to the benefit of the successor of Employer through merger or corporate reorganization.
            17. Miscellaneous. This Agreement constitutes the entire understanding and agreement between the parties with respect to the subject matter hereof and shall supersede all prior understandings and agreements, including a letter agreement between Employer and Employee dated September
16, 1992 and an employment agreement made effective as of October 1, 1992.
This Agreement cannot be amended, modified, or supplemented in any respect, except by a subsequent written agreement entered into by the parties hereto.
The services to be performed by Employee are special and unique; it is agreed that any breach of this Agreement by Employee shall entitle Employer (or any successor or assigns of Employer), in addition to any other legal remedies available to it, to apply to any court of competent jurisdiction to enjoin such breach. The provisions of paragraphs 1(e), 7 and 9 hereof shall survive the termination of this Agreement.
            18. Counterparts. This Agreement may be executed in counterparts (each of which need not be executed by each of the parties), which together shall constitute one and the same instrument.
            19. Jurisdiction and Venue. The jurisdiction of any proceeding between the parties arising out of, or with respect to, this Agreement shall be in a court of competent jurisdiction in New York State, and venue shall be in Onondaga County. Each party shall be subject to the personal jurisdiction of the courts of New York State.
            The foregoing is established by the following signatures of the parties.

                                     COMMUNITY BANK SYSTEM, INC.

                                     By:  /s/ Earl W. MacArthur

                                     Its: Chairman of the Board



                                     COMMUNITY BANK, N.A.

                                     By:  /s/ Earl W. MacArthur

                                     Its: Chairman of the Board

                                     /s/ Sanford A. Belden
                                     SANFORD A. BELDEN

                                     APPENDIX B

LISTING OF QUALIFIED RETIREMENT BENEFITS REFERRED TO IN PARAGRAPH 6

                                  APPENDIX A

                         BENEFICIARY DESIGNATION FORM

                  Pursuant to the Employment Agreement between (i) Community Bank System, Inc. and Community Bank, N.A., and (ii) Sanford A. Belden, dated as of October 1, 1994 ("Agreement"), I, Sanford A. Belden, hereby designate Elizabeth G. Belden, my wife, as the beneficiary of amounts payable upon my death in accordance with paragraph 3(b) of the Agreement. My beneficiary's current address is 9 Lynacres Boulevard, Fayetteville, New York.

Dated: 12/22/94                                           /s/ Sanford A.
                        Belden
                                                Sanford A. Belden


/s/ Barry S. Kublin
       Witness

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
2,400,231

                                           ----------
- ---------
Income applicable
    to common stock                        2,751,518
2,400,231
                                           ==========
=========

Weighted average number
    of common shares                       2,788,150
2,748,905
Add: Shares issuable from
    assumed exercise of
    incentive stock options                   27,227
58,746
                                           ---------
- ---------
Weighted average number of
    common shares - adjusted               2,815,377
2,807,651
                                           =========
=========

Primary earnings per share                     $0.98
$0.85
                                           =========
=========

Fully Diluted Earnings Per Share

Net Income                                 2,751,518
2,400,231
                                           =========
=========

Weighted average number of
    common shares - adjusted               2,818,963
2,807,651
Add: Equivalent number of
    common shares assuming
    conversion of preferred

                                           ---------
- ---------
Weighted average number of
    common shares - adjusted               2,818,963
2,807,651
                                           =========
=========

Fully diluted earnings per share               $0.98
$0.85
                                           =========
=========