Form 10-K
period 1994-12-31
COMMUNITY BANK SYSTEM INC
filed 1995-06-26
CIK 723188

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

           THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 3, 1995
                PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                         FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   Commission file number 0-11716

                              COMMUNITY BANK SYSTEM, INC.

                  (Exact name of registrant as specified in its charter)

              Delaware                                      16-1213679

(State or other jurisdiction of incorporation)           (I.R.S. Employer
                                                        Identification No.)

 5790 Widewaters Parkway, DeWitt, New York                   13214
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (315) 445-2282

Securities registered pursuant to Section 12(b) of the Act:
                                           NONE

Securities registered pursuant to Section 12(g) of the Act:
                               Common Stock, $1.25 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during all the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X     No
      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
$75,280,050 based upon average selling price of $27.00 and 2,788,150 shares on March 27, 1995

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
              2,788,150 shares Common Stock $1.25 Par Value at March 7, 1994

                           DOCUMENTS INCORPORATED BY REFERENCE.
      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

             1.  Definitive Proxy Statement for Annual Meeting of
                 Stockholders to be held on May 3, 1995 .........Part III

                                 Exhibit index on page 64

                                          Part I


Item 1.  Business

General
      Community Bank System, Inc. ("Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214 and its telephone number is (315) 445-2282. The Company became a bank holding company in 1984 with the acquisition of The St. Lawrence National Bank
("St. Lawrence Bank") on February 3, 1984 and the First National Bank of Ovid (renamed Horizon Bank, N.A or "Horizon Bank") on March 2, 1984. Also in 1984 the Company obtained a national bank charter for its third wholly-owned subsidiary bank, The Exchange National Bank ("Exchange Bank"), and on July 1, 1984 Exchange Bank acquired the deposits and certain of the assets of three branches of the Bank of New York located in southwestern
New York. On September 30, 1987, the Company acquired The Nichols National Bank ("Nichols Bank") located in Nichols, New York. On September 30, 1988, the Company acquired ComuniCorp, Inc., a one-bank holding company located in Addison, New York, the parent company to Community National Bank ("Community Bank"). On March 26, 1990, Community Bank opened the Corning Market Street branch from the Company's acquisition of deposits and certain assets from Key Bank of Central New York. On January 1, 1992, the
Company's five banking affiliates consolidated into a single, wholly-owned national banking subsidiary, known as Community Bank, N.A. ("Bank"). On March 31, 1993, the Bank's marketing representative office in Ottawa, Canada was closed. On June 3, 1994, the Company acquired three branch offices in Canandaigua, Corning and Wellsville, New York from the Resolution Trust Corporation. On October 28, 1994, the Company acquired the Cato, New York branch of The Chase Manhattan Bank, N.A.
      The Company had a wholly-owned data processing subsidiary, Northeastern Computer Services, Inc. ("Northeastern"). Northeastern was acquired by the Company from the St. Lawrence Bank on May 31, 1984 pursuant to a corporate reorganization. Northeastern had previously been a wholly-owned subsidiary of the St. Lawrence Bank and was the survivor of a merger with Lawban Computer Systems, Inc., another wholly-owned subsidiary of the St. Lawrence Bank. Northeastern's office was located at 6464
Ridings Road, Syracuse, New York. In December 1991, the Company entered into a five year agreement with Mellon Bank, N.A. to provide data processing services. On June 30, 1992, Northeastern ceased operations and was dissolved.
      The Company also had a wholly-owned mortgage banking subsidiary, Community Financial Services, Inc. (CFSI), which was established in June 1986; it commenced operation in January 1987. In July 1988, CFSI purchased Salt City Mortgage Corp., a Syracuse-based mortgage broker. CFSI was dissolved in 1990.
      The Company provides banking services through its two regional offices at 45-49 Court Street, Canton, New York and 201 North Union Street, Olean, New York, as well as through 36 banking offices in the counties of St. Lawrence, Jefferson, Lewis, Cayuga, Seneca, Ontario, Oswego, Allegheny, Cattaraugus, Tioga, and Steuben. The administrative office is located at 5790 Widewaters Parkway, DeWitt, New York, in Onondaga County. The Bank is a community retail bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank's branches are generally located in small cities and villages within its geographic market areas. The Company believes that the local character of business, knowledge of the customer and customer needs, and comprehensive retail and small business products, together with rapid decision-making at the branch and regional level, enable the Bank to compete effectively.

      The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York ("FHLB"), and its deposits are insured by the FDIC up to applicable limits.
Banking Services
       The Bank offers a range of commercial and retail banking services in each of its market areas to business, individual, agricultural and government customers.

       Account Services. The Bank's account services include checking accounts, negotiable orders of withdrawal ("NOW") and savings accounts, time deposit accounts and individual retirement accounts.

       Lending Activities. The Bank's lending activities include the making of residential and farm loans, business lines of credit, working capital facilities, inventory and dealer floor plans, as well as installment, commercial, term and student loans.

       The Company believes that its predominant focus on the retail borrower enables its loan portfolio to be highly diversified. Over 70% of loans outstanding are made to consumers borrowing on an installment and mortgage loan basis. In addition, the typical loan to the Company's commercial business borrowers is under $50,000, with less than 15% of the commercial portfolio being in loans in excess of $500,000.

       Other Services. The Bank offers a range of trust services, including investment management, financial planning and custodial services. The Bank also offers safe deposit boxes, travelers checks, money orders, wire transfers, collections, foreign exchange, drive-in facilities and twenty-four hour depositories. Through an accounts receivable management program, the Bank provides a service to qualifying businesses by purchasing accounts receivable on a discounted basis. In addition, through an affiliation with Prime Vest, Inc., the Bank offers non-bank financial products including fixed- and variable-rate annuities, mutual funds, and stock investments.

Competition

       The Company, through the Bank, competes in three distinct banking markets in the Northern ("Northern Market"), Finger Lakes ("Finger Lakes Market"), and Southern Tier ("Southern Tier Market") regions of New York State. The Bank considers its primary market areas in these regions to be the counties in which it has banking facilities. Major competitors in these markets include local branches of regional affiliates of banks based in New York City, Albany or Buffalo, New York, as well as local independent banking and thrift institutions and federal credit unions. Other competitors for deposits and loans within the Bank's market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers. Lastly, personal and corporate trust and investment counseling services in competition with the Bank are offered by insurance companies, investment counseling firms and other financial service firms and individuals.

       The Bank is predominantly a retail bank committed to the
philosophy of serving the financial needs of customers in local communities. The Bank's branches are generally located in small cities and
villages within its geographic market areas.   The Company believes that
the local character of business, the Bank's knowledge of the customer and customer needs, and its comprehensive retail and small business products, together with rapid decision-making at the branch and regional level, enable the Bank to compete effectively.

       Northern Market. Branches in the Northern Market compete for loans and deposits in the three county primary market area of St. Lawrence, Jefferson and Lewis Counties in Northern New York State. Within this market area, the Bank maintains a market share(1) of 14.2% including commercial banks, credit unions, savings and loan associations and savings banks. The Northern Region operates 18 office locations, and the Bank is ranked either first or second in market share in 13 of the 14 towns where these offices are located. The Bank's Northern Region also competes for loans where it has no banking facilities; this secondary market area includes Franklin County.

       Finger Lakes Market. In the Finger Lakes Market, the Bank operates seven office locations competing for loans and deposits in the four-county primary market area of Seneca, Oswego, Ontario and Cayuga Counties. Within the Finger Lakes Market area, the Bank maintains a market share(1) of 1.3% including commercial banks, credit unions, savings and loan associations and savings banks. The Bank is ranked either first or second in market share in five of the seven Finger Lakes Market area towns where its offices are located.

       Southern Tier Market. The Bank's Southern Tier Market consists of two sub-markets, the Olean submarket and the Corning submarket.

       Olean Submarket. The Olean Submarket competes for loans and deposits in the primary market area of Cattaraugus and Allegany Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of 13.1% including commercial banks credit unions, savings and loan associations and savings banks. The Olean Submarket operates four office locations, and the Bank is ranked either first or second in market share in three of the four towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chautauqua County.

       Corning Submarket. The Corning Submarket competes for loans and deposits in the primary market area of Steuben and Tioga Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of 6.7% including commercial banks, credit unions, savings and loan associations and savings banks. The Corning Submarket operates seven office locations, and the Bank is ranked either first or second in market share in four of the five towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chemung and Schuyler Counties in New York State, and Tioga County in Pennsylvania.

(1) Deposit market share data as of June 30, 1994, as calculated by Sheshunoff Information Services, Inc.


Employees

       As of December 31, 1994, the Bank employed approximately 440 full-time equivalent employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.
Upon consummation of the Acquisition the Bank will retain approximately 117 full-time equivalent employees currently employed by Chase at the Chase Branches and add approximately 36 additional full-time equivalent employees. Neither the Company nor the Bank is a party to any collective bargaining agreement. See "Pending Acquisition".

CERTAIN REGULATORY CONSIDERATIONS

      Bank holding companies and national banks are regulated by state and federal law. The following is a summary of certain laws and regulations that govern the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the actual statutes and regulations thereunder.

Bank Holding Company Supervision

      The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company's activities and those of its subsidiary are limited to the business of banking and activities closely related or incidental to banking. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital contributions to a troubled bank subsidiary. The Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the Company does not have the resources to provide it. Any capital loans by the Company to its subsidiary bank would be subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks.

      The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of, or substantially all of the assets of, any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank. The BHCA would prohibit the Federal Reserve Board from approving an application from the Company to acquire shares of a bank located outside of New York, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located.

      However, the Riegal-Neal Interstate Banking and Efficiency Act of 1994 (enacted on September 29, 1994) provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies will be eliminated effective September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Company anticipates that the effect of the new law may be to increase competition within the market in which the Company operates, although the Company cannot predict the effect to which competition will increase in such markets or the timing of such increase.

OCC Supervision

       The Bank is supervised and regularly examined by the OCC. The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Bank.


Limits on Dividends and Other Revenue Sources

       The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.
In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1994, the Bank had $18.0 million in undivided profits legally available for the payment of dividends.

       In addition, the Federal Reserve Board and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or an unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

       There are also statutory limits on the transfer of funds to the Company by its banking subsidiary whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company generally are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Furthermore, such loans and extensions of credit are required to be collateralized in specified amounts.

Capital Requirements

       The Federal Reserve Board has established risk-based capital guidelines which are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 1994 were 12.43% and 13.68%, respectively.

       In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 1994 was 6.83%, which exceeded its regulatory requirement of 4.00%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.

       In February 1994, the federal banking agencies proposed amendments to their respective risk-based capital requirements that would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. The proposed amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors. On August 24, 1994, the Federal Reserve Board issued proposed amendments to its risk-based capital standards that would increase the amount of capital required under such standards for long-dated interest rate and exchange rate contracts and for derivative contracts based on equity securities and indexes, precious metals (other than gold) and other commodities. The proposed amendments would also permit banking institutions to recognize the effect of bilateral netting arrangements in calculating their exposure to derivative contracts for risk-based capital purposes. The Company and the Bank do not expect that these proposals, if adopted in their current form, would have a material effect on its financial condition or results of operations.

Federal Deposit Insurance Corporation
Improvement Act of 1991

       In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the Bank Insurance Fund of the FDIC (the "BIF") by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates;
(ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital; (vi) additional grounds for the appointment of a conservator or receiver; (vii) a requirement that the FDIC use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks; (ix) consumer protection provisions including a Truth-in-Savings Act; (x) a requirement that the FDIC establish a risk-based deposit insurance assessment system; (xi) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements; and
(xii) certain additional limits on deposit insurance coverage.

       FDICIA also provides for increased funding of the FDIC insurance fund through a risk-related premium schedule for insured depository institutions. Under this schedule, premiums range from 0.23% for the best capitalized, healthiest institutions, to 0.31% for the weakest institutions. The Bank's premium for the semi-annual assessment period beginning January 1, 1995, will be 0.23% of insured deposits. Following the proposed acquisition of 15 branches from The Chase Manhattan Bank, N.A. (See "Pending Acquisition"), it is anticipated that the Bank's premium will increase to 0.26%.

       FDICIA requires federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered "well capitalized" or "adequately capitalized" under Federal Reserve Board regulations:

                      Adequately Capitalized Well Capitalized
Total Risk-Based Capital Ratio           8%             10%
Tier I Risk-Based Capital Ratio          4%              6%
Tier I Leverage Ratio                    4%              5%

     If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 1994, the Bank's total risk-based capital ratio and Tier I risk - based capital ratio were 13.68% and 12.43%, respectively, and its Tier I leverage ratio as of such date was 6.83%. As a result of the Acquisition and the infusion of additional capital from the Offerings, it is anticipated that the Bank will be classified as "adequately capitalized." See "Pending Acquisition--Regulatory Conditions/Capital Plan."

     Notwithstanding the foregoing, if its principal federal regulator determines that an "adequately capitalized" institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and prohibit branching, new acquisitions and new lines of business. Among other things, an institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.

     Possible sanctions for undercapitalized depository institutions include a prohibition on the payment of dividends and a requirement that an institution submit a capital restoration plan to its principal federal regulator. The capital restoration plan of an undercapitalized bank will not be approved unless any holding company that controls the bank guarantees the bank's performance. The obligation of a controlling bank holding company to fund a capital restoration plan is limited to the lesser of five percent (5%) of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If an undercapitalized depository institution fails to submit or implement an acceptable capital restoration plan, it can be subjected to more severe sanctions, including an order to sell sufficient voting stock to become adequately capitalized. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

     In addition, FDICIA requires regulators to impose new non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels. Regulators are also required to perform annual on-site bank examinations, place limits on real estate lending by banks and tighten auditing requirements.

     Many of the provisions of FDICIA will be implemented through the adoption of regulations by the various federal banking agencies. Although the precise effect of the legislation on the Company and the Bank therefore cannot be assessed at this time, the Company does not anticipate that such regulations will materially affect its operating results, financial condition or liquidity.

Item 2.  Properties

     The Company leases its administrative offices at 5790 Widewaters Parkway, DeWitt, New York. The Bank owns its regional offices in Olean, New York and Canton, New York. Of the Bank's 36 branch offices, 32 are owned by the Bank, and four are located on long-term leased premises.

     Real property and related banking facilities owned by the Company at December 31, 1994 had a net book value of $10.6 million and none of the
properties was subject to any encumbrances.   For the year ended
December 31, 1994, rental fees of $502,312 were paid on facilities leased by the Bank for its operations.

Item 3.  Legal Proceedings

     On March 28, 1995 the Company received papers in connection with a lawsuit filed by three shareholders in the Supreme Court of the State of New York, Albany County, against the Company, the Bank, and its directors. The complaint alleges that the Company's and the Bank's directors failed to exercise due care and breached their fiduciary duties in connection with entering into the Purchase and Assumption Agreement ("Agreement") with The Chase Manhattan Bank, N.A. on December 6, 1994 for the acquisition of certain assets and assumption of certain liabilities by the Bank related to 15 Chase branch offices ("Acquisition"). The action seeks to enjoin the consummation of the Agreement, offering of stock in connection with the Acquisition, or performing any acts in furtherance of the consummation of any stock offerings.

     The three defendants bring the action individually and derivatively on behalf of the Company. The Company and the directors have retained legal counsel and expect to vigorously defend against the action. The Company intends to defend and indemnify the directors in accordance with the Company's Bylaws and Delaware law.

Item 4.  Submission of Matters to a Vote of Security Holders
      Not applicable

    Executive Officers of the Registrant
         The following table sets forth certain information about the principal executive officers of the Company and the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.

Name and Age                  Position

Sanford A. Belden          President and Chief
Age 52                     Executive Officer of the
                           Company and the Bank


David G. Wallace           Treasurer of the Company
Age 50                     and Senior Vice
                           President and Chief
                           Financial Officer of the
                           Bank


James A. Wears             Regional President,
Age 45                     Northern Region
                           of the Bank


Michael A. Patton          Regional President,
Age 49                     Southern Region
                           of the Bank


Sanford A. Belden (Director; President and Chief Executive
Officer of the Company and the Bank). Mr. Belden has been President and Chief Executive Officer of the Company and the Bank since October 1, 1992. Mr. Belden was formerly Manager, Eastern Region, Rabobank Nederland, New York, New York from 1990 to 1992 and prior thereto served as President, Community Banking for First Bank System, Minneapolis, Minnesota, a multi-state bank holding company.

Michael A. Patton (Regional President, Southern Region of the
Bank). Mr. Patton was the President and Chief Executive Officer of The Exchange National Bank, a former subsidiary of the Company, from 1984 until January 1992, when, in connection with the consolidation of the Company's five subsidiary banks into the Bank, he was named to his current position as Regional President for the Southern Region of the Bank.

David G. Wallace (Treasurer of the Company; Senior Vice President and Chief Financial Officer of the Bank). Mr. Wallace became Vice President and Chief Financial Officer in November 1988, and has been Senior Vice President and Chief Financial Officer since August 1991.

James A. Wears (Regional President, Northern Region of the Bank).
Mr. Wears served as Senior Vice President of The St. Lawrence National Bank, a former subsidiary of the Company, from 1988 through January 1991, and as its President and Chief Executive Officer from January 1991 until January 1992. Following the January 1992 consolidation of the Company's five subsidiary banks into the Bank, Mr. Wears was named to his current position as Regional President for the Northern Region of the Bank.

                                          Part II


Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

    The Common Stock has been traded over-the-counter on the Nasdaq National Market under the symbol "CBSI" since September 16, 1986. The following table sets forth the high and low bid quotations for the Common Stock, and the cash dividends declared with respect thereto, for the periods indicated. The quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. There were 2,788,150 shares of Common Stock outstanding on March 10, 1995 held by approximately 1,720 shareholders of record.


                   Price Range               Cash Dividend
                 ----------------------       Declared Per
                    High           Low            Share
                                             -------------

1994:

First Quarter       $30.75         $28.50           $0.27
Second Quarter       30.50          28.50            0.27
Third Quarter        31.75          29.00            0.30
Fourth Quarter       31.75          25.75            0.30

                                                     1.14

1993:

First Quarter       $30.50         $27.88           $0.25
Second Quarter       30.00          26.00            0.25
Third Quarter        30.00          25.00            0.27
Fourth Quarter       30.75          23.00            0.27

                                                     1.04

     The Company has historically paid regular quarterly cash dividends on its Common Stock, and declared a cash dividend of $0.30 per share for the first quarter of 1995. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Common Stock, as well as to make payment of regularly scheduled dividends on the Preferred Stock as and when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations. See "Supervision and Regulation -- Limits On Dividends and Other Payments."

Item 6.  Selected Financial Data

     The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five year period ended December 31, 1994. The historical "Income Statement Data" and historical "Statement of Condition Data" are derived from financial statements which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The "Per Share Data", "Selected Ratios" and "Other Data" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Prospectus. See also "Pending Acquisition -- Impact of the Acquisition on Operating Performance" for a discussion of the impact of the Acquisition on certain of the Selected Consolidated Financial Information.

                                                                             Years ended December 31,
                                                      ---------------------------------------------------------
                                                         1994        1993        1992        1991       1990
                                                      ----------- ----------- ----------- ---------- ----------
                                                           (Dollars in thousands, except per share data)
Income Statement Data:

Interest income                                          $61,575     $54,642     $56,345    $59,364    $60,200
Interest expense                                          22,130      17,733      21,608     29,838     33,329
                                                      ----------- ----------- ----------- ---------- ----------
Net interest income                                       39,445      36,909      34,737     29,526     26,871
Provision for possible loan losses                         1,702       1,506       2,727      2,516      2,960
                                                      ----------- ----------- ----------- ---------- ----------
Net interest income after provision for
  for possible loan losses                                37,743      35,403      32,010     27,010     23,911
Non-interest income                                        5,120       4,764       5,082      4,623      4,820
Non-interest expense                                      26,498      24,827      26,447     26,665     25,873
                                                      ----------- ----------- ----------- ---------- ----------
Income before income taxes                                16,365      15,340      10,645      4,968      2,858
Provision for income taxes                                 6,256       5,765       3,139      1,296        753
                                                      ----------- ----------- ----------- ---------- ----------
     Net income                                          $10,109      $9,575      $7,506     $3,672     $2,105
                                                      =========== =========== =========== ========== ==========

End of Period Balance Sheet Data:

Total Assets                                            $915,501    $713,053    $669,274   $634,492   $617,851
Net Loans                                                483,079     417,871     362,356    348,569    364,733
Earning Assets                                           861,599     671,415     625,342    577,986    569,148
Total Deposits                                           679,638     588,315     557,915    575,876    561,207
Long-term debt and Obligations Under Capital Lease           550         592         139        862      1,020
Shareholders' equity                                      66,290      61,986      53,417     48,244     46,440

Average Balance Sheet Data:

Total Assets                                            $808,948    $684,863    $650,804   $622,927   $613,157
Net Loans                                                446,135     382,680     351,241    352,921    370,190
Earning Assets                                           756,871     640,070     601,636    576,323    565,770
Total Deposits                                           651,479     598,860     585,571    566,447    556,893
Long-term debt                                               557         256         379        924      1,095
Shareholders' equity                                      64,033      57,298      50,868     47,182     46,611

Per Share Data:

Net Income                                                 $3.59       $3.43       $2.76      $1.36      $0.78
Cash dividend declared                                      1.14        1.04        0.90       0.76       0.76
Period-end book value                                      23.78       22.55       19.81      17.93      17.18
Period-end tangible book value                             21.59       22.39       19.58      17.58      16.67

Outstanding Shares:

Average during period                                  2,814,710   2,788,330   2,722,093  2,694,101  2,703,698
End of period                                          2,788,150   2,748,318   2,696,760  2,690,260  2,703,385

Selected Ratios:

Return on average total assets                              1.25%       1.40%       1.15%      0.59%      0.34%
Return of average shareholders' equity                     15.79%      16.71%      14.69%      7.78%      4.52%
Dividend payout ratio                                      31.24%      29.67%      32.26%     55.74%     97.62%
Net interest margin (taxable equivalent basis)              5.31%       5.90%       5.82%      5.14%      4.77%
Noninterest income to average assets
   (excludes security gains (losses))                       0.69%       0.70%       0.75%      0.78%      0.79%
Efficiency ratio                                           57.94%      58.45%      65.48%     75.55%     78.39%
Non-performing assets to period-end total loans and
   other real estate owned                                  0.72%       0.73%       0.67%      1.56%      1.38%
Allowance for loan losses to period-end loans               1.30%       1.37%       1.37%      1.24%      0.99%
Allowance for loan losses to period-end
   non-performing loans                                   192.79%     238.67%     310.05%    185.40%    112.64%
Allowance for loan losses to period-end
   non-performing assets                                  179.67%     186.06%     205.72%     78.81%     71.35%
Net charge-offs (recoveries) to average total loans         0.25%       0.20%       0.59%      0.51%      0.59%
Average net loans to average total deposits                68.48%      63.90%      59.98%     62.30%     66.47%
Period-end total shareholders' equity to
   period end assets                                        7.24%       8.69%       7.98%      7.60%      7.52%

Tier I capital to risk-adjusted assets                     12.43%      14.87%      13.13%     13.01%     11.62%
Total capital to risk-adjusted assets                      13.68%      16.12%      14.37%     13.96%     12.56%
Tier I capital Leverage ratio                               6.83%       8.46%       7.90%      7.49%      7.88%

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to facilitate an understanding and assessment of significant changes in trends related to the financial condition of the Company and the results of its operations. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Prospectus. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Results of Operations

     In 1994, the Company's net income increased 5.6% from $9.6 million in 1993 to $10.1 million, a record level for the Company. In 1994, earnings per share reached $3.59, up 4.7% over the $3.43 reported in 1993. 1992's net income was $7.5 million or $2.76 per share. The Company's earnings growth in 1994 was influenced by the following factors:

     * Net interest income on a fully tax-equivalent basis increased 6.3% over 1993, reflecting earning asset growth of 18.1%, which more than offset the impact of a 59 basis point decline in the Company's net interest margin from its historical annual high in 1993.

     * Non-interest income was up 7.5% over 1993 due largely to continued strength in fiduciary services income, the first-year impact of new investment product sales, and growth in general service charges, commissions and fees; excluding net losses on the sale of investment securities and other assets, non-interest income rose 17.6% over 1993.

     * Non-interest expense increased 6.7% over 1993, reflecting increased staff related to four branches acquired by the Bank in 1994, certain related conversion costs, and amortization of deposit intangibles associated with these branch purchases.

     * Loan loss provision expense rose 13.0%, generally consistent with record loan growth of 15.6%; net charge-offs were $1.1 million, or 0.25% of average loans, with the provision covering net charge-offs by 1.5 times.

     These results reflect the fourth consecutive year of increased earnings since the Company consolidated its five commercial bank subsidiaries into a single-bank entity and ceased operations of unprofitable nonbank subsidiaries. No further expenses relating to this consolidation were incurred in 1994. In 1993, one-time expenditures related to the consolidation amounted to $164,000, due primarily to costs associated with closing the Bank's marketing representative office in Ottawa, Canada. In 1992, consolidation-related costs were a substantially greater $812,000.

     The Company's return on average stockholders' equity was 15.79% in 1994, as compared to 16.71% in 1993 and 14.69% in 1992. The return on average total assets for 1994 was 1.25%, as compared to 1.40% for 1993 and 1.15% for 1992.

Net Interest Income

     Net interest income, the largest single component of the Company's earnings, represents the difference between income earned on loans and other earning assets and interest expense paid on deposits and borrowing. Net interest margin is the difference between the gross yield on interest-earning assets and the cost of interest-bearing funds as a percent of average interest-earning assets.

     The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on assets and rates paid on deposits and other borrowed funds, referred to as a "rate change."

     The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the table is on a fully tax-equivalent basis for the three-year period ended December 31, 1994 using marginal federal income tax rates of 22%, 34% and 34%, respectively. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Non-accrual loans have been included in interest-earning assets for purposes of these computations.

                                                                             December 31,
                                                                 1994                          1993
                                                      ---------------------------   ---------------------------
                                                                          Average                        Average
                                                      Average  Amount of Yield/Rate  Average  Amount of Yield/Rate
                                                      Balance   Interest    Paid     Balance   Interest    Paid
ASSETS
Interest-Earning Assets:
  Federal funds sold and securities purchased
    under agreements to resell                               0        0     0.00%      1,669       53     3.18%
  Time deposits in other banks                              25        1     4.59         146       20    13.70
  Taxable investment securities                        287,892   19,444     6.75     228,661   16,550     7.24
  Non-taxable investment securities                     22,819    2,103     9.22      26,914    2,631     9.78
  Loans (net of unearned discount)                     446,135   40,699     9.12     382,680   36,236     9.47

    Total interest-earning assets                      756,871   62,247     8.23     640,070   55,490     8.67

Non-interest earning assets:
  Cash and due from banks                               32,411                        29,056
  Premises and equipment                                10,335                        10,673
  Other assets                                          15,896                        10,439
  Less allowance for loan losses                        (5,860)                       (5,375)
  Net unrealized gains/(losses) on available for
    sale portfolio                                        (705)
                                                      ---------                     ---------

       Total                                           808,948                       684,863
                                                      =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Savings deposits                                     323,443    8,249     2.55     320,966    8,677     2.70
  Time deposits                                        229,449    9,964     4.34     190,166    8,285     4.36
  Term borrowings                                       87,334    3,917     4.49      22,979      771     3.36


   Total interest-bearing liabilities                  640,226   22,130     3.46     534,111   17,733     3.32

Non-interest-bearing liabilities
  Demand deposits                                       98,587                        87,728
  Other liabilities                                      6,102                         5,726
Stockholders' equity                                    64,033                        57,298
                                                      ---------                     ---------
       Total                                           808,948                       684,863
                                                      =========                     =========
Net interest earnings                                            40,117                        37,757
                                                                 =======                       =======
Net yield on interest-earning assets                                        5.31%                         5.90%
                                                                          =======                       =======

                                                       Year Ended December 31,
                                                                 1992
                                                      ---------------------------
                                                                          Average
                                                      Average  Amount of Yield/Rate
                                                      Balance   Interest    Paid
ASSETS
Interest-earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                           7,624      285     3.74%
  Time deposits in other banks                             453       25     5.52
  Taxable investment securities                        212,328   17,057     8.03
  Non-taxable investment securities                     29,990    2,266     7.56
  Loans (net of unearned discount)                     351,241   36,932    10.52

    Total Interest-Earning Assets                      601,636   56,565     9.41
Non-Interest Earning Assets:
  Cash and Due from Banks                               32,832
  Premises and Equipment                                11,858
  Other Assets                                           9,120
  Less Allowance for Loan Losses                        (4,642)
  Net Unrealized gains/(losses) on
    Available for Sale portfolio
                                                      ---------

       Total                                           650,804
                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
  Savings Deposits                                     301,228   10,442     3.47
  Time Deposits                                        201,229   10,909     5.42
  Term borrowings                                        8,373      257     3.07


   Total interest bearing liabilities                  510,830   21,608     4.23

Non-Interest Bearing Liabilities
  Demand Deposits                                       83,114
   Other Liabilities                                     5,992
Stockholders' Equity                                    50,868
                                                      ---------
       Total                                           650,804
                                                      =========
Net Interest Earnings                                            34,957
                                                                 =======
Net Yield on Interest-Earning Assets                                        5.82%
                                                                           ======

      The Company's net interest income, on a fully tax-equivalent basis, was $40.1 million in 1994. This represented a $2.4 million or 6.3% increase from 1993 and resulted primarily from growth in interest-earning assets. Net interest income grew $2.8 million or 8.0% in 1993 over 1992. Over $600,000 of 1993's growth reflects premiums received on $12.9 million in investment securities called for redemption.

     Average interest-earning assets grew by $116.8 million in 1994, after increasing by $38.4 million in 1993 and $25.3 million in 1992. Slightly less than half of 1994's growth was made possible by an expanded deposit base, with branch acquisitions contributing approximately 60% of that deposit increase. Greater short-term borrowing from the FHLB provided the balance of funding needed to support 1994 interest-earning asset growth. In 1994, average loans increased $63.5 million or 16.6% over 1993, while average investments increased $55.1 million or 21.6% over 1993. The components of 1993's growth were a 9.0% increase in average loans over 1992 and a 5.5% rise in average investments.

     Average net interest margin decreased 59 basis points to 5.31% in 1994, as compared to 5.90% in 1993 and 5.82% in 1992. For the fourth quarter of 1994, the average net interest margin was 5.11%. This most recent level reflects a decline from the peak achieved in the fourth quarter of 1992 of 6.16%. During 1993, rates on interest-bearing liabilities fell more slowly than the decline in interest-earning asset yields. In 1994, interest-earning asset yields continued to decrease through early spring before turning up with a lag in response to the rising prime and other financial market rates. As such, yields ended the year slightly higher than they began. On the other hand, the average rate paid on interest-bearing liabilities increased in the first quarter of 1994, coincident with the rise in the Federal Funds rate, and ended the year almost three quarters of a point higher than where it started.

     The above rate patterns reflect the changing financial market environment and the structure of the Bank's balance sheet. More specifically, the Company's deposits have a shorter maturity or are subject to repricing more frequently than its loans and investments, both of which are more fixed-rate in nature but with a high degree of cash flow. As a result, with the exception of prime rate-based loans, the Bank's overall yield on interest-earning assets adjusts more slowly than rates paid on certificates of deposit; moderating this latter impact is the typical lag of rate changes on regular savings and money market accounts behind certificates of deposit repricing. Rates on the Bank's FHLB borrowing, the majority of which are overnight or mature within 30 days, mirror the rise in the Federal Funds rate.

     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth for the periods indicated a summary of the changes in net interest income for each major category of interest-earning assets and interest-bearing liabilities resulting from volume changes and rate changes:

                                                           1994 Compared to 1993                  1993 Compared to 1992

                                                         Increase (Decrease) Due                Increase (Decrease) Due
                                                            to Change in (1)                       to Change in (1)
                                                      ------------------------------         ------------------------------
                                                         Volume      Rate    Net Change         Volume      Rate   Net Change
Interest earned on:
   Federal funds sold and securities
        purchased under agreement to resell              $  (27)  $   (26)   $  (53)            $ (223)  $    (9)  $  (232)
   Time deposits in other banks                             (11)       (8)      (19)               (17)       12        (5)
   Taxable investment securities                          4,070    (1,176)    2,894              1,312    (1,819)     (507)
   Non-taxable investment securities                       (384)     (144)     (528)              (232)      597       365
   Loans (net of unearned discount)                       5,840    (1,377)    4,463              3,158    (3,854)     (696)

Total Interest-Earning Assets (2)                        $9,694   $(2,937)   $6,757             $3,509   $(4,584)  $(1,075)


Interest paid on:
   Savings Deposits                                      $   65   $  (493)   $ (428)            $  702   $(2,467)  $(1,765)
   Time Deposits                                          1,717       (38)    1,679               (600)   (2,024)   (2,624)
   Short-term borrowing                                   2,812       334     3,146                455        59       514
   Long-term debt                                            (6)        6         0                (10)       10         0

Total interest bearing liabilities (2)                   $3,627   $   770    $4,397             $  985   $(4,860)  $(3,875)


Net Interest Earnings (2)                                $6,403   $(4,043)   $2,360             $2,304   $   496   $ 2,800


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.


     As a result of narrower margins, all of the increase in the Company's net interest income in 1994 was due to interest-earning asset growth. More specifically, approximately $6.4 million of 1994's growth in net interest income was due to higher volume offset by $4.0 million from narrower margins. This mix is in contrast to 1993's improvement in net interest income of $2.8 million of which wider margins contributed approximately $500,000.

Non-Interest Income

     Non-interest income is comprised principally of fees from banking operations and revenues from one-time events, such as net gains/losses from the sale of investments, loans, and miscellaneous assets. Management's focus is to build recurring fee-based income sources and to take advantage of one-time events when they support a specific business objective.

     In 1994, non-interest income was $5.1 million as compared to $4.8 million in 1993 and $5.1 million in 1992. All subcategories of recurring non-interest income showed an increase in 1994 but were partially offset by non-recurring investment security losses.
     The following table sets forth information by category of non-interest income for the Company for the years indicated:


                                           Years ended December 31,
                                  --------------------------------------------
                                    1994              1993              1992
                                  ---------         ---------         --------
                                                    (In thousands)

Fiduciary and investment services   $1,380            $1,113            $  898
Service charges on deposits          1,621             1,478             1,419
Overdraft fees                         971               901               847
Other service charges and fees       1,519             1,186             1,455
Other operating income                 131               101               279
Investment security gains (losses)    (502)              (15)              184
                                  ---------         ---------         --------
Total                               $5,120            $4,764            $5,082

Total non-interest income
(excluding investment security
gains (losses) as a percentage
of average assets)                    0.69%             0.70%             0.75%


     Income from fiduciary services increased $267,000, or 24.0% from 1993, to approximately $1.4 million in 1994, primarily attributable to increased business development efforts. Service charges and overdraft fees grew to approximately $2.6 million, a 9.0% increase due to a higher deposit base and the Company's commitment to reduce fee waivers. Investment services (selling mutual funds and annuities through the Bank's branch network and financial service representatives in selected geographic markets) was a new product offered in 1994. Income generated from this product in 1994 was $148,000, and is included in other service charges and fees.

     Investment security losses of $502,000 in 1994 were caused by the sale of approximately $27.2 million in investment securities. Investment security losses in 1993 were $15,000, while investment security gains in 1992 were $184,000. The $318,000 decline in non-interest income from 1992 to 1993 was due to this difference in investment security gains and the absence of fees associated with the Company's non-bank computer subsidiary, which was closed in late 1992.

Non-Interest Expense

     The following table sets forth information by category of non-interest expenses of the Company for the years indicated:


                                    Years ended December 31,
                           ---------------------------------------------
                             1994              1993              1992
                           ---------         ---------         ---------
                                             (In thousands)

Salary expense              $10,486            $9,631            $9,932
Payroll taxes and benefits    2,612             2,321             2,010
Net occupancy expense         2,043             1,814             1,849
Equipment expense             1,697             1,642             2,327
Professional fees             1,282             1,528             1,417
Data processing expense       2,573             2,193             1,805
Amortization                    355               166               348
Stationary and supplies         739               696               898
Deposit insurance premiums    1,390             1,317             1,308
Other                         3,321             3,519             4,553
                           ---------         ---------         ---------
        Total               $26,498           $24,827           $26,447

Total operating expenses as
  a percentage of average
  assets                       3.28%             3.63%             4.06%

Efficiency ratio (1)          57.94%            58.45%            65.48%


(1)Non-interest expense to recurring operating income


     Non-interest expenses increased $1.7 million, or 6.7%, to $26.5 million in 1994, compared to a decline of $1.6 million, or 6.1%, from 1992 to 1993. Salary expenses comprised the largest share of non-interest expense, increasing 8.9% from 1993 to 1994 after decreasing 3.0% from 1992 to 1993. The increase in 1994 is a result of 34 additional full-time employees hired largely to support four new branches and business development efforts. The decrease from 1992 to 1993 was due to the closing of a non-bank subsidiary late in 1992.

Amortization, supplies, data processing, net occupancy, and FDIC insurance premiums increased in 1994 in comparison to 1993 as a result of the Bank's acquisition of three Columbia Savings FSA branches from the Resolution Trust Company in June 1994 and the Bank's acquisition of Chase's Cato, New York branch in October 1994.

Income Tax Expense

     Total income tax expense of the Company was approximately $6.3 million, $5.8 million and $3.1 million in 1994, 1993, and 1992, respectively. The Company's effective income tax rate for the years 1994, 1993 and 1992 was 38.2%, 37.6%, and 29.5%, respectively. Year-to-year increases are the result of higher taxable operating revenues and a higher effective tax rate.

   Effective January 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires an asset-liability approach to recognizing the tax effects of temporary differences between tax and financial reporting. In prior years, the Company accounted for the tax effects of timing differences between tax and financial reporting using Accounting Principle Board Opinion Number 11. This change had no significant effect on the 1993 consolidated financial statements.

Asset/Liability Management

     Asset/liability management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities to reduce interest rate exposure while also providing liquidity to satisfy the cash flow requirements of operations and to meet customers' fluctuating demands for funds, either in terms of loan requests or deposit withdrawals.

     The Company's management has placed an increased emphasis on interest rate sensitivity management. Interest-earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to maturity of the instrument or changes in the rate environment. Gap refers to the difference between interest-earning assets and interest-bearing liabilities repricing within given time frames. As a result, major fluctuations in net interest income and net earnings could occur due to imbalances between the amounts of interest-earning assets and interest-bearing liabilities, as well as different repricing characteristics. Asset/liability management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

     A tool known as a gap maturity matrix is used to isolate interest rate sensitivity or repricing mismatches between assets and liabilities. The diagonal band on the matrix indicates basic matching of asset/liability repricing and maturity opportunities. Outstandings shown above the band are assets subject to repricing more quickly than their supporting liabilities (asset sensitivity). Outstandings shown below the band are liabilities subject to repricing more quickly than the assets which they support (liability sensitivity).

The following is the Company's gap maturity matrix as of December
31, 1994:

             FUNDING MATRIX
             As of December 31, 1994
             (COMMUNITY BANK SYSTEM, INC.)
                                                                 USES OF FUNDS
                   |        |Outstandings ($000's) and Yields (%) by Repricing Interval (Days or Months)
                   |        |
                   | Assets |     >60    37-60    25-36    13-24  181-360   91-180    61-90    31-60     1-30
                   |        |  Months   Months   Months   Months     Days     Days     Days     Days     Days
             ------|--------|---------------------------------------------------------------------------------
             Liab &|915,501 | 278,726   91,302   98,150   84,515   98,501   41,621   23,950   23,560  175,176
            Capital|   8.40%|    6.50%    8.61%    9.22%    8.65%    9.72%   10.28%    9.29%    8.85%    9.36%
             ------|--------|------------------------------------|--------------------------------------------
             >60   |378,152 | 278,726   91,302    8,124          |
             Months|   1.38%|    5.12%    7.22%    7.84%         |
                   |        |                                    |
             37-60 | 18,245 |                    18,245          |
   SOURCES   Months|   5.84%|                      3.38%         |
     OF            |        |                                    |
    FUNDS    25-36 | 10,896 |                    10,896          |
             Months|   5.47%|                      3.75%         |
  Outstand.        |        |                                    |
  ($000's)   13-24 | 66,974 |                    60,885    6,089 |
     and     Months|   4.64%|                      4.58%    3.00%|
 Yields (%)  ----------------------------------------------------|
     by      181-36|113,057 |                             78,426   34,631
  Repricing  Days  |   4.12%|                               3.52%    5.60%
  Interval         |        |
  (days or   91-180| 99,866 |                                      63,869   35,997
   months)   Days  |   3.74%|                                        5.98%    6.54%
                   |        |
             61-90 | 18,847 |                                                5,624   13,223
             Days  |   4.42%|                                                 5.86%    4.87%
                   |        |
             31-60 | 56,151 |                                                        10,727   23,560   21,864
             Days  |   5.43%|                                                          3.86%    3.42%    3.93%
                   |        |
             1-30  | 96,012 |                                                                          96,012
             Days  |   5.12%|                                                                            4.24%
                   |        |
             Daily | 57,300 |                                                                          57,300
                   |   5.13%|                                                                            4.23%
             ------|-------------------------------------------------------------------------------------------
             Totals|915,501   278,726   91,302   98,150   84,515   98,501   41,621   23,950   23,560  175,176
                   |   3.31%
             --------------------------------------------------------------------------------------------------
             Net
             Int
             Margin    5.02%     5.12%    7.22%    4.53%    3.48%    5.85%    6.45%    4.42%    3.42%    4.20%
             ------ -------- ---------------------------------------------------------------------------------

Note:
  IPC = Accounts of individuals, partnerships, and corporations.
  Public = Accounts of U.S. government, state, and local municipalities.
  85% of IPC Savings are treated as core (> 60 months).  100% of Public Fund
        Savings are treated as 181 - 360 days.
  95% of IPC Money Markets are treated as core (91 - 180 days). 100% of Public
        Fund Money Markets are treated as 181-360 days.
  15% of IPC Savings are spread over 24 months, and 5% of IPC Money Markets are in 181 to 360 days.
  Totals may not foot due to rounding.

     The following table sets forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1994:

                                                    As of December 31, 1994
                                                 ------------------------------
                                                                                Non-rate
                                                   Days                        Sensitive
                                        --------- --------- ---------    1-5    and Over
                                          0-90     91-180    181-365    Years    5 Years    TOTAL
                                        --------- --------- --------- --------- --------- ---------
 ASSETS:
    Due from banks                                                                30,522    30,522

    Fixed-rate mortgage -
       backed                              4,165     4,072     7,877    65,551    57,967   139,632
    Floating-rate mortgage
       backed                              9,926                                             9,926
    Floating rate debentures               6,082                                             6,082
    Other investments                     19,093     1,039    10,915   111,434    80,398   222,879
                                        --------- --------- --------- --------- --------- ---------
          Total investments               39,266     5,111    18,792   176,985   138,365   378,519

    Mortgages:
       Adjustable rate                     8,160     4,907    17,520       153              30,740
       Fixed rate                          4,122     4,122     8,244    24,722    71,187   112,397
       Home equity                        32,113                                            32,113
    Commercial variable                  104,774                                           104,774
    Other commercial                       5,902     2,002     2,987    18,476     9,305    38,672
    Installment, net                      28,350    25,479    50,957    53,631     5,966   164,383
                                        --------- --------- --------- --------- --------- ---------
          Total loans                    183,421    36,510    79,708    96,982    86,458   483,079

    Loan loss reserve                                                             (6,281)   (6,281)
    Other assets                                                                  29,662    29,662
    TOTAL ASSETS                         222,687    41,621    98,500   273,967   278,726   915,501
                                        ========= ========= ========= ========= ========= =========
 LIABILITIES AND STOCKHOLDERS' EQUITY:
    Demand deposits                                                              103,007   103,007
    Savings / NOW                          3,068     3,069    21,045    12,274   201,860   241,316
    Money markets                                   42,608    22,099                        64,707
    CD's / IRA / Other                    62,943    54,189    69,913    83,291       272   270,608
                                        --------- --------- --------- --------- --------- ---------
          Total deposits                  66,011    99,866   113,057    95,565   305,139   679,638

    Short - term funds                   162,300                           550             162,850
    Other liabilities                                                              6,723     6,723
    Capital                                                                       66,290    66,290
    TOTAL LIABILITIES AND
       CAPITAL                           228,311    99,866   113,057    96,115   378,152   915,501
                                        ========= ========= ========= ========= ========= =========

    INTEREST RATE SENSITIVITY GAP         (5,624)  (58,245)  (14,557)  177,852   (99,426)

    CUMULATIVE  INTEREST RATE             (5,624)  (63,869)  (78,426)   99,426         0
    SENSITIVITY GAP

     As of December 31, 1994, the Bank was structurally liability sensitive in both its short-term (under one year) strategic planning horizon and in its long-term (over one year) horizon. Much of this sensitivity was the result of funding longer-term fourth quarter investment purchases with shorter-term borrowing. Such a funding mismatch was carried out with the intention that such borrowing would be temporary in nature. These short-term borrowings are expected to be replaced with lower cost core deposit liabilities assumed in the Acquisition. See "Pending Acquisition."

Liquidity and Borrowing

     The primary objective of liquidity management is to maintain a balance between sources and uses of funds in order that the cash flow needs of the Bank are met in the most economical and expedient manner. The liquidity needs of a financial institution require the availability of cash to meet the withdrawal demands of depositors and the credit commitments of borrowers. Due to the potential for unexpected fluctuation in deposits and loans, active management of the Bank's liquidity is critical. In order to respond to these circumstances, sources of both on- and off-balance sheet funding are in place.

     Traditionally, the Bank has relied on such sources as cash on hand, loan and investment maturities, and large certificates of deposit to fund liquidity needs. The Bank has chosen to expand its sources to include lines of credit with the FHLB and other correspondent banks, as well as securities repurchase agreements with a number of brokerage firms. Excess short-term borrowing capacity available for use as of December 31, 1994 amounted to approximately $116.9 million, compared to $84.4 million as of December 31, 1993. This increase was largely due to the increased size of the investment portfolio, which provided additional borrowing capacity under securities repurchase agreements.

     The Bank's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short term liabilities which are vulnerable to non-replacement; and second, a projection of subsequent cash flow funding needs over an additional 60 days. The Bank's minimum policy level of liquidity under the Basic Surplus/Deficit model is 7.5% of total assets for both the 30- and 90-day time horizons. At December 31, 1994, this ratio was 12.8% and 13.3%, respectively.

     As of December 31, 1994, borrowing amounted to $162.9 million as compared to $59.6 million at December 31, 1993. Although this increase is attributable in part to seasonal deposit fluctuations and greater than expected fourth quarter loan demand, the majority of new funding was to support management's investment portfolio objectives during 1994. Average borrowing for the year totaled $87.3 million versus $23.0 million in the prior year. The Chase Deposits are expected to be used to repay the Bank's currently outstanding short-term borrowing. See "Pending Acquisition."

Capital Resources

     The Company's Tier I capital to risk-weighted assets ratio at December 31, 1994 was 12.43%, compared to 14.87% at December 31, 1993 and 13.13% at
December 31, 1992. These ratios exceed the regulatory Tier I capital requirement of 4.00%. The Company's total risk-based capital to risk-weighted assets ratio at December 31, 1994 was 13.68% as compared to 16.12% at December 31, 1993 and 14.37% at December 31, 1992. These ratios exceeded the regulatory total risk-based capital requirement of 8.00%.
The Company's Tier I leverage ratio at December 31, 1994 was 6.83%, compared to 8.46% at December 31, 1993 and 7.90 at December 31, 1992.
These ratios exceeded the regulatory Tier I leverage ratio requirement of 4.00%.

Loan Portfolio

Net loans grew 15.7% from $412.2 million in 1993 to $476.8 million in 1994. This increase was achieved in most loan categories and was attributable to business development efforts by the Bank's lending personnel. The largest volume gain was realized in installment loans to individuals.

The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                                                                                  December 31,
                                              ---------------------------------------------------------------------------------
                                                1994              1993              1992              1991              1990
                                              ---------         ---------         ---------         ---------         ---------
                                                                                             (In Thousands of Dollars)
Real estate mortgages
     Residential                              $196,548          $177,059          $146,135          $121,982          $109,995
     Commercial loans secured by real estate    34,677            31,851            23,411            14,270            10,627
     Commercial real estate                        927             1,063             1,647             2,316             2,237
     Farm                                        7,625             7,421             6,670             1,105             1,115
                                              ---------         ---------         ---------         ---------         ---------
               Total                          $239,777          $217,394          $177,863          $139,673          $123,974

Commercial, financial, and agricultural
     Agricultural loans                        $13,295           $11,564           $10,152           $16,664           $16,823
     Commercial loans                           67,976            58,252            40,524            44,301            48,875
                                              ---------         ---------         ---------         ---------         ---------
               Total                           $81,271           $69,816           $50,676           $60,965           $65,698

Installment loans to individuals
     Direct                                    $58,371           $58,963           $64,486           $74,848           $83,328
     Indirect                                  121,148            89,513            88,068           100,140           120,972
     Student & Other                             8,690             6,337             6,492             3,353             7,888
                                              ---------         ---------         ---------         ---------         ---------
               Total                          $188,209          $154,813          $159,046          $178,341          $212,188

Other Loans                                     $1,482            $1,578            $3,778            $4,419            $5,109
                                              ---------         ---------         ---------         ---------         ---------
Gross loans                                   $510,739          $443,601          $391,363          $383,398          $406,969

Less:  Unearned discount                        27,660            25,730            29,007            34,829            42,235
     Reserve for possible loan losses            6,281             5,706             4,982             4,312             3,607
                                              ---------         ---------         ---------         ---------         ---------
Net loans                                     $476,798          $412,165          $357,374          $344,257          $361,127

     Real Estate Mortgages.   Real estate mortgages increased 10.3% in 1994, as
compared to 22.2% in 1993 and 27.3% in 1992. Significant increases in residential real estate mortgages reflected the nationwide surge in refinancing, but slowed in 1994 due to increasing interest rates.
Outstandings of the Bank's home equity loan product have continued to grow in recent years in response to its tax-deductible nature and the Bank's marketing efforts.

     Commercial, Financial, and Agricultural. Growth in this category of 16.4% in 1994 and 37.8% in 1993 was due to increased business development efforts as a result of adding commercial lenders to marketplaces in the Southern
Region and an agricultural lender in the Bank's Northern Region. The economic recession which began in mid-1990 caused the decrease in volumes from 1990 to 1992. Approximately 90% of the Bank's commercial customers borrow less than $100,000, which as a group constitute half of commercial loans outstanding.

     Installment Loans to Individuals. The 21.6% increase in this category in 1994 reflects a reversal of the declining trend reflected for 1990 through 1993. This reversal resulted from increased demand for installment debt indirectly originated through automobile, marine and mobile home dealers.
This type of lending has been strong in the Bank's Northern Region for a number of years, while the commitment to indirect lending in the Southern Region was re-emphasized in late 1993 with continued growth in 1994. The declining trend from 1990 through 1993 resulted from the 1990-91 national recession and the lag in economic rebound in the rural New York State markets in which the Bank does business.


Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table shows the amount of loans outstanding as of December 31, 1994 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

                                                              At December 31, 1994
                                ----------------------------------------------------------------------------
                                        Maturing in      Maturing After      Maturing After
                                         One Year      One Year but within     Five Years         Total
                                         or Less           Five Years                             Book Value
                                         ---------         -----------         ----------         ----------
                                                             (In Thousands of Dollars)
Commercial, financial, and agricultural   $19,398             $43,120            $18,753            $81,271

Real estate - construction                      0                   0                  0                  0

Real estate - mortgage                      1,440              17,275            221,062            239,777

Installment                                53,162             101,967              6,902            162,031
                                         ---------         -----------         ----------         ----------

               TOTAL                      $74,000            $162,362           $246,717           $483,079
                                         =========         ===========         ==========         ==========

The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates:

                                                                At December 31, 1994
                                                           ------------------------------
                                                           Fixed Rate          Variable Rate
                                                           ------------        ----------
Due after one year but within five years                     $109,611            $52,751
Due after five years                                          166,559             80,158
                                                           -----------         ----------
               TOTAL                                         $276,170           $132,909
                                                           ===========         ==========

Non-Performing Assets

     The following table presents information concerning the aggregate amount of non-performing assets:

                                                At December 31,
                                ---------------------------------------------
                                    1994     1993     1992     1991     1990
                                    ----     ----     ----     ----     ----
     (Dolloars in thousands)

Loans accounted for on a
  non-accrual basis                2,396    1,738      881    1,369    2,064
Accruing loans which are
  contractually past due 90
  days or more as to
  principal or interest
  payments                           862      653      726      957    1,138
                                ---------------------------------------------
Total non-performing loans         3,258    2,391    1,607    2,326    3,202

Loans which are "troubled
  debt restructurings" as
  defined in Statement of
  Financial Accounting
  Standards No. 15
  "Accounting by Debtors and
  Creditors for Troubled
  Debt Restructurings"                15      243      356    1,720    1,423

Other real estate                    223      433      459    1,426      430
                                ---------------------------------------------
Total non-performing assets        3,496    3,067    2,422    5,472    5,055
                                =============================================

Ratio of allowance for loan
  losses to period-end loans        1.30%    1.37%    1.37%    1.24%    0.99%

Ratio of allowance for loan
  losses to period-end
  non-performing loans            192.79%  238.67%  310.05%  185.40%  112.64%

Ratio of allowance for loan
  losses to period-end
  non-performing assets           179.67%  186.06%  205.72%   78.81%   71.35%

Ratio of non-performing assets
  to period-end total loans
  and other real estate owned       0.72%    0.73%    0.67%    1.56%    1.38%

     The impact of interest not recognized on non-accrual loans, and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms, was immaterial. CBSI's policy is to place a loan on a non-accrual status and recognize income on a cash basis when it is more than ninety days past due, except when in the opinion of management it is well secured and in the process of collection.

     Non-performing loans, defined as non-accrual loans plus accruing loans 90 days or more past due, totaled $3.3 million at December 31, 1994. This level is approximately $870,000 higher than at year-end 1993, largely due to a construction loan where recent cost overruns delayed permanent financing by the Farmers' Home Administration. At year-end 1993, a more critical view of certain commercial credits was taken by the Company's then new chief executive officer and lending personnel added as a result of organizational turnover; the result was an increase in non-performing loans of about $780,000 to $2.4 million.

     Total delinquencies, defined as all loans over 30 days past due, decreased 2.7% in 1994 to $6.8 million. The general reduction in delinquencies reflects the consolidation of the Southern Region collection department, heavy emphasis on taking prompt corrective action, and adherence to a strict and timely charge-off policy. Other real estate owned totaled approximately $223,000, or 0.02% of total assets.

     During 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting By Creditors for Impairment of a Loan." This pronouncement, effective for fiscal years beginning 1995, is not expected to have a material effect on the Company's financial statements.

Summary of Loan Loss Experience

     The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance which have been charged to expenses.

                                                                                    Year ended December 31,
                                                          ---------------------------------------------------------
                                                            1994        1993        1992        1991        1990
                                                          ---------   ---------   ---------   ---------   ---------
                                                                               (In Thousands of Dollars)
Amount of loans outstanding at end of period              $510,739    $443,601    $391,363    $383,398    $406,968
                                                          =========   =========   =========   =========   =========
Daily average amount of loans (net of unearned discounts) $446,135    $382,680    $351,034    $352,960    $370,190
                                                          =========   =========   =========   =========   =========
Balance of allowance for possible loan losses
   at beginning of period                                    5,706       4,982       4,312       3,607       2,848

Loans charged off:
   Commercial, financial, and agricultural                     502         236         951         244         893
   Real estate construction                                      0           0           0           0           0
   Real estate mortgage                                         41          19          92          41          90
   Installment                                               1,072       1,155       1,558       1,983       1,577

      TOTAL LOANS CHARGED OFF                                1,615       1,410       2,601       2,268       2,560

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural                      38          85          25          28          69
   Real estate construction                                      0           0           0           0           0
   Real estate mortgage                                          1           1           0           0          16
   Installment                                                 449         542         517         429         274

      TOTAL RECOVERIES                                         488         628         544         457         359

Net loans charged off                                        1,127         782       2,057       1,811       2,201

Additions to allowance charged to expense (1)                1,702       1,506       2,727       2,516       2,960

Balance at end of period                                     6,281       5,706       4,982       4,312       3,607

Ratio of net chargeoffs to average loans outstanding          0.25%       0.20%       0.59%       0.51%       0.59%

(1) The additions to the allowance during 1990 through 1994 were determined using actual loan loss experience and future projected loan losses and other factors affecting the estimate of possible loan losses.

   Loans charged off in 1994 totalled $1.6 million as compared to $1.4 million in 1993 and $2.6 million in 1992. Net loans charged off totaled $1.1 million in 1994, $782,000 in 1993, and $2.1 million in 1992.

   The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:

               December 31, 1994      December 31, 1993       December 31, 1992       December 31, 1991     December 31, 1990
                         Percent of             Percent of              Percent of              Percent of             Percent
                         Loans in               Loans in                Loans in                Loans in               of Loans
                           Each                   Each                    Each                    Each                 in Each
              Amount of  Catagory to  Amount of Catagory to   Amount of Catagory to   Amount of Catagory to Amount of  Catagory
              Allowance  Total Loans  Allowance Total Loans   Allowance Total Loans   Allowance Total Loans Allowance  to Loans
               ------------------     ------------------      ------------------      ------------------    ------------------
Commercial,
financial, &
agricultural    $1,832    15.91%       $3,464    15.74%        $1,864    12.95%        $1,241    15.45%      $1,039    16.35%

Real estate -
construction         0     0.00%            0     0.00%             0     0.00%             0     0.00%           0     0.00%

Real estate -
mortgage         2,222    46.95%          341    49.01%           220    45.45%           130    37.16%          46    30.84%

Installment      1,422    37.14%        1,342    35.25%         1,400    41.60%         2,015    47.39%       1,252    52.80%

Unallocated        805       N/A          559       N/A         1,498       N/A           926       N/A       1,270       N/A

      TOTAL     $6,281   100.00%       $5,706   100.00%        $4,982   100.00%        $4,312   100.00%      $3,607   100.00%

Investment Portfolio

As of December 31, 1994, the carrying value of the Company's total investment portfolio was $378.5 million, up $125.1 million from the prior year. Approximately 77.2% of the carrying value of the Company's total investment portfolio is designated "held-to-maturity" and the balance is designated held "available-for-sale."

The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:

                                                               At December 31,

                                                    1994                                1993
                                         Amortized          Market           Amortized          Market
                                         Cost/Book          Value            Cost/Book          Value
                                           Value                               Value
                                                                  (In Thousands)
U.S. Treasury securities
and obligations of
U.S. government
corporations and
agencies                               $  154,672        $  154,367        $   53,995        $   57,984

Obligations of states
and political subdivisions                 17,304            17,772            17,164            18,522

Corporate securities                            2                 2                 2                 2

Mortgage-backed
  securities                              120,178           115,613            54,686            56,464

- --------------------------------------------------------------------------------------------------------
TOTALS                                 $  292,156        $  287,754        $  125,847        $  132,972

The following table sets forth the amortized cost and market value for the Company's available-for-sale investment portfolio:

                                                                   At December 31,
                                         --------------------------------------------------------------
                                                  1994                                1993
                                         --------------------------------------------------------------
                                         Amortized          Market           Amortized          Market
                                         Cost/Book          Value            Cost/Book          Value
                                          Value                               Value
                                                                  (In Thousands)
U.S. Treasury securities
and obligations of
U.S. government
corporations and
agencies                               $   33,691        $   32,415        $   58,722        $   60,418

Obligations of states
and political subdivisions                  3,432             3,472             7,194             7,420

Corporate securities                          567               568             1,109             1,153

Mortgage-backed
  securities                               37,235            35,198            53,177            53,362

Equity securities (1)                      14,149            14,158             4,740             4,753

Federal Reserve
     Bank common stock                        552               552               500               500
                                         ---------         ---------         ---------         ---------
TOTALS                                 $   89,626        $   86,363        $  125,442        $  127,606

Net Unrealized gains/(losses)
on Available for Sale portfolio            (3,262)                              2,164
                                         ---------                           ---------
Grand Total Carrying Value                378,520                             253,453
                                         =========                           =========

(1)  Includes $13,805, $13,805, $4,396 and $4,396 of FHLB common stock at
     December 31, 1994 and 1993, respectively.

The following table sets forth the amortized cost and market value as of December 31, 1992:

                                                   1992
                                         Amortized          Market
                                           Cost              Value
                                         ---------------------------
U.S. Treasury securities
and obligations of
U.S. government
corporations and
agencies                               $  106,797        $  112,679

Obligations of states
and political subdivisions                 27,940            29,207

Corporate securities                        5,182             5,254

Mortgage-backed
  securities                              117,931           120,936

Equity securities                           4,448             4,459

Federal Reserve
     Bank common stock                        500               500

- --------------------------------------------------------------------
TOTALS                                 $  262,798        $  273,035
====================================================================

    The 49.3% increase between 1993 and 1994 in the carrying value of the Company's investment portfolio is largely attributed to an unusually low starting balance at the beginning of 1994 as well as by investment of the net proceeds from $75.2 million in deposits assumed in 1994 through the acquisition of four branches. In late 1993, the Company allowed the portfolio to mature rather than aggressively purchase new securities during a time of historically low interest rates. This decision continued into the first quarter of 1994 until February, when the initial increase in overnight rates by the Federal Reserve Bank occurred. In addition to the funds provided by the branch acquisitions, growth in the investment portfolio was supported by $85.8 million in increased FHLB borrowing during the last nine months of 1994.

     As interest rates began their rise in the first quarter of 1994, the Company began to pursue a strategy that focused on purchasing securities with high cash flow characteristics. Bonds purchased during this period included premium 15-year and balloon mortgage-backed securities. The average duration of these instruments ranged from 1.5 to 3.4 years.

     As the movement in longer-term rates began to stabilize further in 1994, the Company's investment securities objective moved away from cash flow production to call protection. Bonds purchased during this period included ten-year agency debentures with three-and five-year embedded call options. Depending on whether the embedded call options are exercised at a future date, the average duration of these instruments ranged between 2.5 and 6.6 years.

   Finally, as the yield curve flattened late in the fourth quarter, purchases were largely confined to slightly discounted, intermediate-term mortgage-backed securities. The average duration of these instruments ranged between 4.0 and 5.0 years while providing a modest level of cash flow for reinvestment purposes.

     During 1994, the composition of the Company's investment portfolio continued to shift away from the municipal, corporate and private sectors to U.S. Government agency bonds and agency mortgage-backed obligations. As of December 31, 1994, the latter two security types represented approximately 90% of total portfolio investments, up from a level of 88% at year-end 1993. The portfolio's weighting under risk-based capital requirements at December 31, 1994 was 18.1%, up slightly from 16.6% as of December 31, 1993.

   The average life of the portfolio, including the exercise of embedded call options, extended to 3.5 years as of December 31, 1994. As of December 31, 1993, the average life of the portfolio stood at 2.3 years. The investment strategies pursued during 1994 were largely responsible for this extension.


   Average investment yields for 1994 declined to 6.95% from 7.24% for 1993 (adjusted for a one-time benefit in 1993 of approximately $600,000 in option-adjusted premiums received from agency debentures called prior to maturity). This decrease is attributed to lower investment yields on securities purchased in the latter half of 1993 and early 1994.

   During the fourth quarter of 1994, the Company chose to sell $27.2 million in securities from its available-for-sale portfolio, replacing lower yielding investments with higher yielding investments. Although these sales produced a net pre-tax loss of approximately $502,000 for the quarter, the loss is expected to be recaptured in 1995 through the higher yields earned from reinvestment of the sales proceeds. In addition, the reinvestment will produce a higher level of future earnings, net of the pre-tax loss, over the average term-to-maturity of the investments sold.

   The following table sets forth as of December 31, 1994, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                                                                      At December 31, 1994
                                      ----------------------------------------------------------------------------------------
                                      Amount            Amount                 Amount               Amount
                                      Maturing          Maturing           Maturing After         Maturing           Total
                                      Within           After One but          Five but            After Ten          Cost
                                      One Year            Within              within Ten                             Book
                                      or Less          Five Years
                                      ---------         ------------         ------------         ---------         ----------
Held-to-Maturity Portfolio
- --------------------------

U.S. Treasury and other
          U.S. government agencies           0                7,794              146,878                 0            154,672

Mortage-backed securities                    5               11,075                5,948           103,150            120,178

States and political subdivisions        4,509               10,725                2,071                 0             17,305

Other                                        0                    2                    0                 0                  2


           Total Investment Securities   4,514               29,596              154,897           103,150            292,157


Weighted average yield for year   (1)     4.68%                7.06%                7.39%             7.66%              7.41%

Available-for-sale Portfolio
- ----------------------------

U.S. Treasury and other
          U.S. government agencies         999                2,107               30,585                 0             33,691

Mortage-backed securities                    0                1,739                6,016            29,480             37,235

States and political subdivisions        2,998                  252                  182                 0              3,432

Other                                      567                    0                    0                 0                567


           Total Investment Securities   4,564                4,098               36,783            29,480             74,925


Weighted Average Yield for Year   (1)     7.54%                6.93%                6.85%             6.68%              6.83%

 (1) Weighted-average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

Deposits

  The Bank offers a variety of deposit instruments typical of most commercial banks. Total deposits averaged $651.5 million in 1994, $598.9 million in 1993 and $585.6 million in 1992. The deposit growth of 8.8% in 1994 was almost four times the growth rate in 1993. This rate is attributed largely to the Bank's three branch purchases in the middle of 1994 and one in the fourth quarter of 1994. The growth rate in 1992 was 3.4%.

  With the exception of 1994, the Bank's level of stable core deposits has climbed at a faster rate than total deposits; the 1990-1994 average core deposit growth rate was 6.3% versus 4.7% for all deposits. The difference represents the Company's objective to reduce certificates of deposit of $100,000 or more when a satisfactory margin cannot be earned over the prevailing large deposit market rate or when other more cost effective forms of temporary borrowing can be obtained. In 1994 certificates of deposit increased over the prior year because rates in certain maturities were competitive with FHLB borrowings.

  Deposits of local municipalities accounted for $81.2 million or 13.2% of average core deposits in 1994.
  The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                                                                 Years ended December 31,

                                         1994                       1993                       1992

                                       Average  Average           Average  Average           Average  Average
                                       Balance Rate Paid          Balance Rate Paid          Balance Rate Paid
                                      ------------------         ------------------         ------------------
                                                           (Dollars in Thousands)
Non-interest-bearing demand
  deposits                             $98,587     N/A            $87,728     N/A            $83,114     N/A
Interest-bearing demand deposits        65,805     1.68 %          63,607     1.88 %          62,525     2.84 %
Regular savings deposits               183,881     2.85           179,128     3.03           156,964     3.79
Money market deposits                   73,757     2.57            78,231     2.63            81,739     3.32
Time deposits                          229,449     4.34           190,166     4.36           201,229     5.42
                                      ---------                  ---------                  ---------
    TOTAL AVERAGE DAILY
    AMOUNT OF DOMESTIC DEPOSITS       $651,479     2.80 %        $598,860     2.83 %        $585,571     3.65 %
                                      =========                  =========                  =========

  The remaining maturities af time deposits in amoints of $100,000 or more outstanding at December 31, 1994 and 1993 are summarized below:

                                                       At December 31,
                                                  (Dollars in Thousands)

                                                 1994              1993
                                               ---------         ---------
Less than three months                          $29,963           $12,410

Three months to six months                        9,983             7,869

Six months to one year                            4,248             1,881

Over one year                                     3,589                85
                                               ---------         ---------

                                                $47,783           $22,245
                                               =========         =========


Borrowing

The following table summarizes the outstanding balances of short-term borrowing of the Company for the years indicated:

                                                        At December 31,
                                          -----------------------------------------------
                                            1994               1993               1992
                                                       (Dollars in thousands)
Federal funds purchased                    $57,300             $57,000           $32,836
Term borrowings at banks (Original Term)
    90 days or less                         80,000                   0            20,000
    1 year                                  25,000                   0                 0
                                          ---------         -----------         ---------
   Balance at end of period               $162,300             $57,000           $52,836
                                          =========         ===========         =========
   Daily Average during the year            86,777              22,892             8,034
   Maximum month-end balance               163,700              57,000            52,836
   Weighted average rate
    during the year                           4.48%               3.35%             3.02%
   Year-end average rate                      5.44%               3.00%             3.13%

   Year-end 1994 total short-term borrowing amounted to $162.3 million as compared to $57.0 million at year-end 1993. While a portion of this borrowing was attributable to seasonal deposit fluctuations and greater than expected fourth quarter loan demand, the majority of new funding was to support the Company's investment portfolio objectives during 1994. Average borrowing for the year totaled $87.3 million versus $23.0 million in 1993. The Chase Deposits are expected to be used in part to repay the Bank's currently outstanding short-term borrowings. See "The Acquisition."

Return on Assets and Equity

  Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:


                                            Year ended December 31,
                                    -------------------------------------
                                        1994          1993          1992
                                        ----          ----          ----

    Percentage of net income to:
    average total assets                1.25%         1.40%         1.15%

    Percentage of net income to        15.79         16.71         14.69
    average shareholders equity

    Percentage of dividends            31.24         29.67         32.26
    declared per common share to
    net income per common share


    Percentage of average               7.92          8.37          7.85
    shareholder's equity to average
    total assets


Effects of Inflation

   The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

   Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rate changes have a more significant impact on the Company's performance than the effects of general levels of inflation.

PENDING ACQUISITION

   The Bank and the Company have entered into a Purchase and Assumption Agreement (the "Agreement") with The Chase Manhattan Bank, N.A. ("Chase") for the acquisition of certain assets and the assumption of certain liabilities (the "Acquisition") relating to 15 Chase branch offices located in Norwich, Watertown (two), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two) and Penn Yan, New York (the "Chase Branches"). Subject to the terms of the Agreement, on the closing date the Bank will assume deposits booked at the Chase Branches (the "Chase Deposits") and pay Chase a premium of 8.25% on the Chase Deposits. As of December 31, 1994, the Chase Deposits totaled $459.1 million, which amount is subject to change due to run-off or growth of deposits occurring prior to the closing date. As of February 28, 1995, the Chase Deposits totaled $451.7 million. In addition, the Bank will acquire certain assets related to the Chase Branches including certain small business and consumer loans (the "Chase Loans"), which totaled approximately $25.2 million as of December 31, 1994, at face value, and branch facilities and fixed operating assets associated with the Chase Branches (the "Chase Assets") at a purchase price of approximately $5.1 million.

   It is anticipated that the Acquisition will close during the third quarter of 1995. The closing is contingent upon, among other things, receipt by the parties of all necessary regulatory approvals. In the event that the Bank is unable to proceed to closing due to a lack of regulatory approval or the Company's inability to raise sufficient capital, the Bank is obligated to pay Chase a "break-up fee" of up to $1.85 million.

   The Company and the Bank view the Acquisition as a unique opportunity to augment the Bank's branch network in existing market areas, as well as to expand the Bank's network into contiguous markets in Central and Northern New York State. The acquisition of the Chase Branches provides the opportunity for the Bank to increase its business substantially and improve the quality of its services to existing market areas, without significantly increasing overhead or operating costs.

Reasons for Acquisition

   The following summarizes the Company's major objectives of the Acquisition and the benefits the Company expects will accrue to the operations of the Bank from the Acquisition:

   * The Chase Branches consolidate and extend the Bank's branch network into contiguous markets, resulting in the Bank having assets in excess of $1.2 billion (after repayment of short-term borrowings) and 50 locations
     (net of the planned closing of one of the Canton facilities and prior to any potential dispositions). The Chase Branches will link the Bank's existing Northern New York and Finger Lakes/Southern Tier distribution network.

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

   * Although the Acquisition includes only a relatively small amount of loans outstanding, the depositor base of the Chase Branches includes approximately 300 small business customers and 30,000 consumer households. Because of Chase's centralized style of underwriting and servicing, the Company believes that these markets offer significant future growth opportunities. Based on the Bank's locally responsive approach to loan decision-making, personalized service, and knowledge of these markets, the Bank believes the achievement of a 40.0% loan to deposit ratio in the Chase Branches (compared to a 4.7% level as of the closing date of the Acquisition) to be reasonable within five years. The Bank's loan to deposit ratio for its present branch network is approximately 71.0% as of year-end 1994.

   * The Company believes that the Chase Deposits are largely stable, relatively low cost core deposit funds, similar to the Bank's existing deposit base. The Chase Deposits will be used to replace the Bank's presently higher cost Federal Home Loan Bank of New York ("FHLB") borrowings, thus lowering overall funding costs and improving the Bank's liquidity. After providing for purchased loans, branch facilities and equipment, and the deposit premium, approximately $220 million of cash received (net of repayment of short-term borrowings) will be temporarily placed in the Bank's investment portfolio, increasing its size by nearly 60%. It is the Company's intention to invest these funds in a mix of securities intended to produce a high, relatively stable level of interest income and provide on-going cash flow to help fund expected loan growth and/or be subsequently reinvested in other investment securities.

   * The Acquisition leverages the Company's existing infrastructure. The Chase Branches will be administratively managed from either the Bank's Northern or Southern Region by existing senior management personnel. The Northern and Southern regional service centers will process the added loan and deposit volumes, with incremental overhead limited to volume-sensitive staff and equipment. Similarly, a limited number of audit, loan review, and accounting personnel will be added. A total of approximately 36 full-time employees are expected to be added to the Bank upon consummation of the Acquisition. The personnel acquired from Chase include only branch-related personnel, including approximately 14 small business lending and support staff and three residential mortgage origination personnel, for a total of approximately 117 full-time equivalent employees. To assist with the integration of the Chase Branches into its existing branch network, the Bank has engaged an outside consultant to focus on customer sales and service training, operations center planning and upgrading; a full-time internal project coordinator has also been retained.

Regulatory Conditions/Capital Plan

   The Acquisition is contingent upon obtaining necessary regulatory approvals and maintaining certain regulatory the capital ratios. In order to maintain required regulatory capital ratios, the Company and the Bank must raise additional capital prior to consummation of the Acquisition.

   In conjunction with the Acquisition, the Company anticipates raising approximately $26.7 million (net of issuance costs) in additional capital through the Offerings to offset the reduction in regulatory capital ratios associated with the Acquisition. The Company will contribute the additional capital to the Bank as capital surplus with the objective of maintaining the Bank's Tier I leverage ratio following consummation of the Acquisition in the "adequately capitalized" range which is defined by the FDIC as between 4.0% and 5.0%. Approximately $10.0 million of the additional capital will be raised through the Preferred Stock Offering. The balance of the additional capital, approximately $16.7 million, is being raised through the Common Stock Offering.

Potential Disposition

   Subject to general market conditions and the Company's ongoing assessment of business objectives, the Bank intends to divest up to $125 million in deposits through a combination of selling certain branch locations and related deposits and reducing public funds from the Bank's balance sheet. The purpose of any such divestitures would be to mitigate any potential adverse impact of the Acquisition on the Company's earnings per share and tangible book value, reduce the Company's exposure to interest rate risk, and strengthen the Bank's capital ratios. Any such divestitures would occur subsequent to the consummation of the Acquisition, would be structured to maximize the Bank's business objectives at that time, and would help facilitate the Bank's return to a Tier I leverage ratio in the "well capitalized" range. There can be no assurance of the size or impact of any divestiture, or that a divestiture will actually occur.

Impact of the Acquisition on Operating Performance

   The following discussion represents the Company's current assessment of the impact of the Acquisition on the operating performance of the Company. Numerous factors, including factors outside the Company's control (such as the general level of interest rates and both national and regional economic conditions) may significantly alter the effects described below. As such, there can be no assurance that the effects of the Acquisition will meet the Company's expectations.

Net Interest Income

   When the Acquisition is consummated and prior to any expected deposit run-offs and divestitures, the Bank is expected to assume deposit liabilities which totaled $459.1 million as of December 31, 1994 and receive approximately $25.2 million in loans and $391.5 million in cash. An additional $26.7 million in cash is expected to be received from the net proceeds of the Offerings. The cash will be used to fund investment security purchases, repay short-term borrowings of the Bank, and fund additional growth. The impact of the Acquisition on net interest income is expected, therefore, to include (i) interest income from investment securities purchased, (ii) interest income from the Chase Loans,
(iii) interest income from new loans originated through the Chase Branches, and (iv) interest expense of the Chase Deposits, including the benefit of the lower interest expense on the Chase Deposits which will replace higher cost FHLB borrowings.

   The Company currently estimates that the Bank could make net new loans in an amount equal to at least 40.0% of the deposits outstanding within five years after consummation of the Acquisition, although there can be no assurance that the Bank will be able to do so. New loans are expected to be similar to the Bank's current loan distribution with respect to types and pricing characteristics, subject to market conditions.

   Since a large portion of the funds received in the Acquisition and the Offerings will initially be invested in securities, the Company, assisted by an asset/liability consultant, has undertaken analyses to determine a strategy for the optimal deployment of these funds. In order to determine this investment strategy, the Company has conducted an analysis of the impact of the Acquisition on the Bank's overall asset/liability risk position. A variety of interest rate simulations was considered, including, but not limited to, a flat rate environment, a rising rate environment with rates increasing 200 basis points, and a falling rate environment with rates decreasing 200 basis points. The Company continues to utilize and update its analysis as conditions warrant.

   The analysis combined the Bank's year-end 1994 asset/liability profile with that of the Chase Branches. A number of investment strategies was then examined, focusing on the goal of enhancing the profitability of the Bank while limiting the volatility of earnings under a variety of interest rate environments. Such an investment strategy could be accomplished with a variety of approaches, including maturity laddering of bonds (with and without call features), purchasing mortgage-backed securities whose average life characteristics meet the investment objective, or a combination of these or similar securities. The Company has determined that the strategy which it currently expects will best achieve its goals is investing two-thirds of the net funds received in the Acquisition and the Offerings in seasoned 15-year mortgage-backed securities with an average duration of two to four years and one-third of the net funds in U.S. Treasury and agency securities with an average maturity of one year.

   Since the interest rate environment could change substantially before all the funds from the Acquisition are invested, however, it is impossible to predict with certainty which investment combination will ultimately be pursued by the Bank. It is the Bank's intention that the mix of securities selected will provide continuing cash flows to help fund expected loan growth and/or to subsequently invest in other securities.

   Given the Company's current expectations for loan growth, the intended investment strategy, the repayment of the Bank's short-term borrowings and the acquired deposit liabilities, the Company and its asset/liability consultant have analyzed potential results for the Company under a variety of interest rate scenarios. The analysis showed that the Acquisition could add between $12.0 million and $16.5 million to net interest income in the first full year of operations. While interest rates will continue to have a substantial impact on future earnings levels and therefore no assurance can be given, anticipated loan growth could increase these levels of net interest income in future years.

Loan Loss Provision

   The Chase Loans and any new loans originated by the Bank through the Chase Branches will meet the underwriting standards of the Bank.
As the loan portfolio grows, the Bank expects to add annually to its allowance for loan losses by approximately 0.30% to 0.35% (net of charge-offs) of average loans, building to a loan loss reserve of 1.30% of period-end loans within approximately four years. Actual loan loss reserves will be based on numerous factors and may be higher or lower than the Bank's current expectations.

Non-Interest Income

  The Company expects to earn additional non-interest income through deposit service charges and by selling trust and investment products to the customers of the Chase Branches. The Bank has historically earned approximately 70 basis points on average assets in non-interest income. While actual results will be based on numerous factors, many of which are not in the Company's control, and, therefore, no assurance can be given, the Company believes that a rate of 50 to 70 basis points of the Chase Deposits is a reasonable approximation of the level of non-interest income it could earn after the Acquisition. This could result in additional non-interest income of $2.3 million to $3.2 million on an annualized basis.

Non-Interest Expense

  The Company has estimated the cost of operating the Chase Branches within the Bank's existing infrastructure. The following is a breakdown of the additional annual expenses anticipated over the first
full year of operations:                              Amount
                                                      ------
                                                   (In millions)
Salary and employee benefits                          $ 3.6
Occupancy expense                                       1.1
Amortization of intangible assets                       3.1
Other expense                                           3.6
                                                      -----
Total incremental non-interest expense                $11.4
                                                      =====

   Salary and employee benefits include approximately 117 full-time equivalent employees currently at the Chase Branches and approximately 36 full-time equivalent employees expected to be added, primarily in the Bank's operations centers to service the Chase Deposits, Chase Loans, and expected loan growth. Occupancy expense includes estimated costs of refurbishment and other capital expenditures that the Bank is expected to incur after completion of the Acquisition.

   For income tax purposes, the intangible assets created from the 8.25% deposit premium paid in the Acquisition are fully tax-deductible and amortizable on a straight-line basis over a 15 year period under current law. For financial statement proposes, generally accepted accounting principles as currently in effect require that a portion of the premium be attributed to the expected life of the deposits (the "Core Deposit Value"), amortizable over that expected life in a manner approximating the decay rate of the deposits. The balance of the premium is attributable to the cost of entering the new banking markets represented by the Chase Branches, and is amortizable on a straight-line basis over a 25 year period.

   The Core Deposit Value is expected to be $19.1 million, amortizable over a 10-year period. For the first full year, amortization of the Core Deposit Value and other intangibles is expected to be approximately $3.1 million, declining to $2.8 million and $2.6 million in the second and third years, respectively.


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

Impact of the Acquisition on Operating Performance
Assuming Intended Potential Disposition

   Subsequent to the Acquisition, the Bank intends to divest up to $125 million in deposits through a combination of selling certain branch locations and related deposits and reducing public funds from the Bank's balance sheet. See "Pending Acquisition - Potential Disposition." These divestitures, if and when completed, should have the effect of returning the Company's Tier I leverage ratio to the "well capitalized" level and should reduce potential variances in earnings levels. If the Bank were to divest $125 million in deposits, the following are the Company's estimates of the impact to its operations:

Net Interest Income

   Using the same analysis described above, the reduction in the Bank's size could result in additional net interest income of $8.1 million to $12.2 million rather than $12.0 million to $16.5 million.

Provision for Loan Losses

   The only direct effect of divestitures on the Bank's provision level would be due to lower loan volumes as a result of fewer branch locations to originate new loans.

Non-Interest Income

   The reduction in deposits could reduce the expected additional income by $0.6 million to $0.9 million which could result in additional non-interest income to the Bank of $1.7 million to $2.3 million, rather than $2.3 million to $3.2 million.

Non-Interest Expense

   Divesting $125 million of deposits and branches would result in reduced expenses. The extent of such reductions would be largely dependent upon the number and identity of branches sold. The Company estimates the savings to be approximately $1.5 million in the first full year of operations. This could cause the net impact from the Acquisition on non-interest expense to be reduced from $11.4 million to approximately $9.9 million.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and auditor's reports of Community Bank System, Inc. and subsidiaries are contained on pages
45 through 61 of this item.

- - Consolidated Statements of Condition --
  December, 31, 1994 and 1993

- - Consolidated Statements of Income --
  Years ended December 31, 1994, 1993, and 1992

- - Consolidated Statements of Changes in Stockholders' Equity --
  Years ended December 31, 1994, 1993, and 1992

- - Consolidated Statement of Cash Flows --
  Years ended December 31, 1994, 1993, and 1992

- - Notes to Consolidated Financial Statements --
  December 31, 1994

- - Auditors' report

Quarterly Selected Data (Unaudited) are contained on page 62.

CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
                                                                        December 31,           December 31,
                                                                                1994                   1993
- ------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                              $30,522,189            $27,422,278
    Interest bearing deposits with other banks                                     0                 90,000
- ------------------------------------------------------------------------------------------------------------
        Total cash and cash equivalents                                   30,522,189             27,512,278
    Investment securities (approximate market
      value of $374,117,000 and $260,580,000)                            378,519,604            253,453,616
    Loans                                                                510,738,775            443,601,069
    Less: Unearned discount                                               27,659,684             25,729,899
          Reserve for possible loan losses                                 6,281,109              5,706,609
- ------------------------------------------------------------------------------------------------------------
          Net loans                                                      476,797,982            412,164,561
    Premises and equipment, net                                           10,591,510             10,045,782
    Accrued interest receivable                                            6,657,326              4,538,769
    Intangible assets, net                                                 6,106,608                452,264
    Other assets                                                           6,305,990              4,885,245
- ------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                       $915,501,209           $713,052,515
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Deposits
    Noninterest bearing                                                 $103,006,969            $88,644,788
    Interest bearing                                                     576,630,655            499,670,455
- ------------------------------------------------------------------------------------------------------------
    Total deposits                                                       679,637,624            588,315,243

   Federal funds purchased                                                57,300,000             57,000,000
   Term borrowings                                                       105,550,000                550,000
   Obligation under capital lease                                                  0                 42,036
   Accrued interest and other liabilities                                  6,724,070              5,158,809
- ------------------------------------------------------------------------------------------------------------
     Total liabilities                                                   849,211,694            651,066,088
- ------------------------------------------------------------------------------------------------------------
  Shareholders' equity:

     Preferred stock
     500,000 shares authorized
    Common stock $1.25 par value;
     5,000,000 shares authorized, 2,788,150
     and 2,748,318 shares issued and outstanding                           3,485,187              3,435,398
    Surplus                                                               14,885,096             14,374,149
    Undivided profits                                                     49,853,313             42,902,266
    Unrealized net gains (losses) on available for sale securities        (1,930,414)             1,280,466
    Less: Shares issued under employee stock plan-unearned                     3,667                  5,852
- ------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                            66,289,515             61,986,427
- ------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $915,501,209           $713,052,515
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
                                                                                  Years Ended December 31,
                                                                           1994          1993            1992
- --------------------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans                                        $40,699,073   $36,235,800     $36,932,349
  Interest and dividends on investments:
     U.S. Treasury                                                    1,800,534     2,041,156       1,659,934
     U.S. government agencies and corporations                        8,078,065     6,981,414       6,359,240
     States and political subdivisions                                1,427,476     1,783,253       2,054,964
     Mortgage-backed securities                                       8,922,926     6,831,166       8,273,881
     Other securities                                                   645,828       696,693         754,936
  Interest on federal funds sold                                              0        52,760         285,645
  Interest on deposits with other banks                                   1,133        20,325          24,490
- --------------------------------------------------------------------------------------------------------------
     Total interest income                                           61,575,035    54,642,567      56,345,439
- --------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                               18,213,046    16,961,993      21,352,303
  Interest on federal funds purchased, and
     term borrowings from banks                                       3,916,073       766,883         242,278
  Interest on capital lease                                                 629         4,463          13,586
- --------------------------------------------------------------------------------------------------------------
     Total interest expense                                          22,129,748    17,733,339      21,608,167
- --------------------------------------------------------------------------------------------------------------
       Net interest income                                           39,445,287    36,909,228      34,737,272
Less: Provision for possible loan losses                              1,702,466     1,506,131       2,726,788
- --------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses              37,742,821    35,403,097      32,010,484
- --------------------------------------------------------------------------------------------------------------
Other income:
  Fiduciary and investment services                                   1,379,566     1,113,217         898,060
  Service charges on deposit accounts                                 2,593,282     2,379,405       2,266,064
  Other service charges, commissions and fees                         1,519,043     1,185,642       1,454,938
  Other operating income                                                130,822       101,008         278,582
  Investment security gains (losses)                                   (502,343)      (15,000)        184,271
- --------------------------------------------------------------------------------------------------------------
    Total other income                                                5,120,370     4,764,272       5,081,915
- --------------------------------------------------------------------------------------------------------------
    Operating income                                                 42,863,191    40,167,369      37,092,399
- --------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and employee benefits                                     13,098,207    11,951,973      11,941,972
  Occupancy expense, net                                              2,042,571     1,813,773       1,849,196
  Equipment and furniture expense                                     1,697,230     1,641,750       2,326,589
  Other                                                               9,659,660     9,419,692      10,329,862
- --------------------------------------------------------------------------------------------------------------
    Total other expenses                                             26,497,668    24,827,188      26,447,619
- --------------------------------------------------------------------------------------------------------------
    Income before income taxes                                       16,365,523    15,340,181      10,644,780
Income taxes                                                          6,256,305     5,765,407       3,139,239
- --------------------------------------------------------------------------------------------------------------
    NET INCOME                                                      $10,109,218    $9,574,774      $7,505,541
==============================================================================================================
Earnings per share                                                        $3.59         $3.43           $2.76
==============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Years ended December 31, 1992, 1993 and 1994

                                                                                Common   Unrealized
                                                                                Shares    Net Gains
                                                                                Issued    (Losses)
                                                                                 Under           on
                                                                              Employee    Available
                                         Common                Undivided    Stock Plan     For Sale
                                          Stock      Surplus      Profits   - Unearned   Securities        Total
- -----------------------------------------------------------------------------------------------------------------
Balance at January 1, 1992           $3,362,825  $13,806,005  $31,083,701      ($8,988)              $48,243,543

  Net income - 1992                                             7,505,541                              7,505,541
  Cash dividends:
    Common, $.90 per share                                     (2,421,284)                            (2,421,284)
  Common stock issued under
    employee stock plan                   8,125       74,108                     6,875                    89,108
- -----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992         $3,370,950  $13,880,113  $36,167,958      ($2,113)          $0  $53,416,908

  Net income - 1993                                             9,574,774                              9,574,774
  Cash dividends:
    Common, $1.04 per share                                    (2,840,466)                            (2,840,466)
  Common stock issued under
    employee stock plan                  64,448      494,036                    (3,739)                  554,745
  Market value adjustment on
    available for sale investments                                                        1,280,466    1,280,466
- -----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993         $3,435,398  $14,374,149  $42,902,266      ($5,852)  $1,280,466  $61,986,427

  Net income - 1994                                            10,109,218                             10,109,218
  Cash dividends:
    Common, $1.14 per share                                    (3,158,171)                            (3,158,171)
  Common stock issued under
    employee stock plan                  49,789      510,947                     2,185                   562,921
  Market value adjustment on
    available for sale investments                                                       (3,210,880)  (3,210,880)
- -----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994         $3,485,187  $14,885,096  $49,853,313      ($3,667) ($1,930,414) $66,289,515
=================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Years Ended December 31,
Increase (Decrease) in Cash, Cash
Equivalents, and Non Cash Activities
                                                            1994          1993          1992
- ---------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                         $10,109,218    $9,574,774    $7,505,541
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                     1,434,356     1,467,370     1,759,862
     Net amortization of intangible assets               350,569       161,569       343,641
      Net accretion of security
            premiums and discounts                      (511,974)     (515,161)     (467,441)
      Provision for loan losses                        1,702,466     1,506,131     2,726,788
      Provision for deferred taxes                      (454,968)     (409,081)      146,995
      (Gain)\loss on sale of investment securities       502,343        15,000      (184,271)
      Change in interest receivable                   (2,118,557)      918,594      (590,722)
      Change in other assets and other liabilities     2,183,987      (309,512)     (549,637)
      Change in unearned loan fees and costs              76,510       169,022       224,950
- ---------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities             13,273,950    12,578,706    10,915,706
- ---------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities        29,240,847     3,000,000    20,298,180
  Proceeds from maturities of investment securities   64,275,075   111,504,503    54,138,365
  Purchases of investment securities                (223,998,813) (103,379,889) (108,013,700)
  Net change in loans outstanding                    (65,860,765)  (56,466,193)  (16,068,199)
  Capital expenditures                                (1,992,834)     (984,675)   (1,225,043)
  Proceeds from sales of capital assets                        0        17,122       132,424
  Premium paid for branch acquisitions                (6,004,913)            0             0
- ---------------------------------------------------------------------------------------------

     Net Cash Used By Investing Activities          (204,341,403)  (46,309,132)  (50,737,973)
- ---------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings
    accounts                                          11,755,827    18,213,745    33,206,445
  Net change in certificates of deposit               79,566,554    12,186,820   (51,167,434)
  Net change in term borrowings                      105,300,000     4,714,100    48,835,900
  Payments on lease obligation                           (42,036)      (96,747)     (723,023)
  Issuance of common stock                               560,456       553,809        80,328
  Cash dividends                                      (3,063,437)   (2,840,466)   (2,421,284)
- ---------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities       194,077,364    32,731,261    27,810,932
- ---------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                    3,009,911      (999,165)  (12,011,335)
  Cash and cash equivalents at beginning of year      27,512,278    28,511,443    40,522,778
- ---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR              30,522,189    27,512,278    28,511,443
=============================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                               $21,369,189   $18,063,232   $23,068,870
=============================================================================================
Cash Paid For Income Taxes                            $5,945,320    $7,143,311    $3,711,341
=============================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH AND OTHER
INVESTING ACTIVITIES:

Gross change in unrealized net gains and (losses)
on available for sale securities                    ($5,426,535)    $2,164,046

Proceeds from maturities of investment securities for 1994 included $27,695,203 from available for sale and $36.579,872 from held to maturity securities.

Purchases of investment securities for 1994 included $22,055,530 of available for sale and $201,943,283 of held to maturity securities.

All proceeds from sale of investment securities in 1994 related to available for sale securities.

The accompanying notes are an integral part of the consolidated financial statements.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Community Bank, N.A. and a currently inactive nonbanking subsidiary. Northeastern Computer Services, Inc., established in 1981, provided computer servicing activities for the Company, its subsidiaries, thrift institutions, and credit unions, until it was dissolved in June 1992. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment Securities

  Effective December 31, 1993 the Company adopted statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required by this pronouncement, the Company has classified its investments in debt and equity securities as held to maturity or available for sale. Held to maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held to maturity are classified as available for sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities has been classified as trading securities.

  The average cost method is used in determining the realized gains and losses on sales of investment securities, which are reported under other income -- investment security gains (losses).

  Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans

  For variable rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Interest on Loans and Reserve for Possible Loan Losses

  Interest on commercial loans and mortgages is accrued and credited to operations based upon the principal amount outstanding. Unearned discount on installment loans is recognized as income over the term of the loan, principally by the actuarial method. Nonrefundable loan fees and related direct costs are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method.

  The Company's banking subsidiary places a loan on nonaccrual status and recognizes income on a cash basis when it is more than ninety days past due (or sooner, if management concludes collection of interest is doubtful), except when in the opinion of management, it is well-collateralized and in the process of collection.

  The reserve for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The reserve is increased by provisions charged to expense and reduced by net charge-offs. The level of the reserve is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing economic conditions.

   During 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting By Creditors for Impairment of a Loan". This pronouncement, effective for fiscal years beginning 1995, is not expected to have a material effect on the Company's financial statements.

Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation. The annual provision for depreciation is computed using the straight-line method in amounts sufficient to recognize the cost of depreciable assets over their estimated useful lives. Maintenance and repairs are charged to expense as incurred.

Other Real Estate

  Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at the lower of the unpaid loan balance plus settlement costs, or fair value. The carrying value of individual properties is subsequently adjusted to the extent that it exceeds estimated fair value.

Intangible Assets

  Intangible assets represent core deposit intangibles and goodwill arising from various acquisitions. Core deposit intangibles are being amortized on a straight-line basis over five to eight years. Goodwill is being amortized on a straight-line basis over ten to fifteen years.

Deposits

  The fair values disclosed for demand and savings deposits are equal to the carrying amounts at the reporting date. The carrying amounts for variable rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying value of accrued interest approximates fair value.

Term borrowings

The carrying amounts of federal funds purchased, short-term and long-term borrowings approximate their fair values.

Earnings Per Share

  Earnings per share are computed on the basis of weighted average common and common-equivalent shares outstanding throughout each year (2,814,710 in 1994; 2,788,330 in 1993; and 2,722,093 in 1992).

Fair Values of Financial Instruments

  FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information on financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Reclassification

Certain amounts from 1993 and 1992 have been reclassified to conform to the current year's presentation.

NOTE B:INVESTMENT SECURITIES

  The amortized cost and estimated market values of investments in securities as of December 31 are as follows:

                                                           1994
- -----------------------------------------------------------------------------------------
                                                     Gross         Gross     Estimated
                                   Amortized    Unrealized    Unrealized        Market
Held to Maturity Portfolio              Cost         Gains        Losses         Value
- -----------------------------------------------------------------------------------------
U.S Treasury securities
  and obligations of
  U.S. government
  corporations and
  agencies                     $ 154,672,077 $   2,150,801 $   2,455,356 $ 154,367,522

Obligations of
  states and
  political
  subdivisions                    17,304,829       498,618        31,730    17,771,717

Corporate securities                   1,500           392           322         1,570

Mortgage-backed
  securities                     120,177,983       290,077     4,854,711   115,613,349
                                 ------------------------------------------------------
    TOTALS                     $ 292,156,389 $   2,939,888 $   7,342,119 $ 287,754,158

- -----------------------------------------------------------------------------------------
Available for Sale Portfolio
- -----------------------------------------------------------------------------------------
U.S Treasury securities
  and obligations of
  U.S. government
  corporations and
  agencies                     $  33,691,404 $      53,101 $   1,329,958 $  32,414,547

Obligations of
  states and
  political
  subdivisions                     3,432,127        40,398             0     3,472,525

Corporate securities                 566,756         1,093             0       567,849

Mortgage-backed
  securities                      37,235,167        18,070     2,055,070    35,198,167
                                 ------------  ------------  ------------  ------------
    TOTALS                     $  74,925,454 $     112,662 $   3,385,028 $  71,653,088
- -----------------------------------------------------------------------------------------

Equity securities                 14,148,700         9,877             0    14,158,577
Federal Reserve
  Bank common stock                  551,550             0             0       551,550
                                 ------------  ------------  ------------  ------------
  TOTALS                       $  89,625,704 $     122,539 $   3,385,028 $  86,363,215
- -----------------------------------------------------------------------------------------
Net unrealized gains/(losses)
on Available for Sale portfolio   (3,262,489)
- -----------------------------------------------------------------------------------------
GRAND TOTAL CARRYING VALUE     $ 378,519,604
=========================================================================================

                                                           1993
- ---------------------------------------------------------------------------------------
                                                     Gross         Gross     Estimated
                                   Amortized    Unrealized    Unrealized        Market
Held to Maturity Portfolio              Cost         Gains        Losses         Value
- ---------------------------------------------------------------------------------------
U.S Treasury securities
  and obligations of
  U.S. government
  corporations and
  agencies                     $  53,995,027 $   3,990,065 $          65 $  57,985,027

Obligations of
  states and
  political
  subdivisions                    17,164,639     1,360,881         2,881    18,522,639

Corporate securities                   1,500             0             0         1,500

Mortgage-backed
  securities                      54,686,107     1,818,858        40,858    56,464,107
                                 ------------------------------------------------------
    TOTALS                     $ 125,847,273 $   7,169,804 $      43,804 $ 132,973,273


- ---------------------------------------------------------------------------------------
Available for Sale Portfolio
- ---------------------------------------------------------------------------------------
U.S Treasury securities
  and obligations of
  U.S. government
  corporations and
  agencies                     $  58,722,296 $   1,730,788 $      35,460 $  60,417,624

Obligations of
  states and
  political
  subdivisions                     7,194,351       225,535             0     7,419,886

Corporate securities               1,109,257        43,444             0     1,152,701

Mortgage-backed
  securities                      53,176,543       453,957       267,929    53,362,571
                                 ------------  ------------  ------------  ------------
    TOTALS                     $ 120,202,447 $   2,453,724 $     303,389 $ 122,352,782
- ---------------------------------------------------------------------------------------

Equity securities                  4,739,500        13,711             0     4,753,211
Federal Reserve
  Bank common stock                  500,350             0             0       500,350
                                 ------------  ------------  ------------  ------------
  TOTALS                       $ 125,442,297 $   2,467,435 $     303,389 $ 127,606,343
- ---------------------------------------------------------------------------------------
Net unrealized gains/(losses) on
   Available for Sale portfolio    2,164,046
- ---------------------------------------------------------------------------------------
GRAND TOTAL CARRYING VALUE     $ 253,453,616
=======================================================================================

The amortized cost and estimated market value of debt securities at December 31, 1994 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Held to Maturity            Available for Sale
                                                  Carrying   Est. Market      Carrying   Est. Market
(Figures in dollars)                                 Value         Value         Value        Value
- ----------------------------------------------------------------------------------------------------
Due in one year or less                      $   4,508,714 $   4,505,586 $   4,563,756 $  4,595,482

Due after one through five years                18,520,170    18,938,541     2,359,610    2,315,041

Due after five years through ten years         148,949,522   148,696,274    30,766,921   29,544,399

Due after ten years                                      0             0             0            0


TOTAL                                          171,978,406   172,140,401    37,690,287   36,454,922

Mortgage-backed securities                     120,177,983   115,613,757    37,235,167   35,198,166
                                               ------------  ------------  ------------  -----------
TOTAL                                        $ 292,156,389 $ 287,754,158 $  74,925,454 $ 71,653,088
====================================================================================================

Proceeds from sales of investments in debt securities during 1994, 1993 and 1992 were approximately $29,241,000, $3,000,000 and $20,298,000, respectively. Gross gains of approximately $258,000 and $215,000 for 1994 and 1992 and gross losses of $761,000, $15,000 and $31,000 were realized on those sales in 1994, 1993 ,and 1992, respectively.

Investment securities with a carrying value of $199,032,705 and $132,506,000 at December 31, 1994 and 1993, respectively, were pledged to collateralize deposits and for other purposes required by law.

NOTE C: LOANS

  Major classifications of loans at December 31 are summarized as follows:

- ------------------------------------------------------------------------------
                                                         1994            1993
- ------------------------------------------------------------------------------
Real estate mortgages:
  Residential                                    $196,547,718    $177,058,875
  Commercial                                       35,603,929      32,914,622
  Farm                                              7,624,577       7,420,575
Agricultural loans                                 13,295,398      11,564,058
Commercial loans                                   67,975,882      58,251,529
Installment loans to individuals                  188,209,205     154,813,023
Other loans                                         1,482,066       1,578,387
                                                 -------------   -------------
                                                  510,738,775     443,601,069
Less: Unearned discount                           (27,659,684)    (25,729,899)
      Reserve for possible loan losses             (6,281,109)     (5,706,609)
                                                 -------------   -------------
Net loans                                        $476,797,982    $412,164,561
==============================================================================

   The estimated fair values of loans receivable net of unearned discount at December 31, 1994 and 1993 were $473,655,000 and $420,878,000, respectively.

  Changes in the reserve for possible loan losses for the years ended December 31 are summarized below:

- ----------------------------------------------------------------------------------------------
                                                         1994            1993            1992
- ----------------------------------------------------------------------------------------------
Balance at the beginning of year                   $5,706,609      $4,982,451      $4,312,422
Provision charged to expense                        1,702,466       1,506,131       2,726,788
Loans charged off                                  (1,615,712)     (1,410,390)     (2,601,486)
Recoveries                                            487,746         628,417         544,727
                                                 -------------   -------------   -------------
Balance at end of year                             $6,281,109      $5,706,609      $4,982,451
==============================================================================================

The Company grants real estate, consumer, and commercial loans to customers throughout New York State.

NOTE D: PREMISES AND EQUIPMENT

  Premises and equipment consist of the following at December 31:

- ----------------------------------------------------------------------------
                                                   1994                1993
- ----------------------------------------------------------------------------


Land and land improvements                    $2,253,625          $2,089,927
Bank premises owned                           11,998,034          11,140,847
Equipment                                      7,923,757          10,071,301
                                            -------------       -------------
    Premises and equipment, gross             22,175,416          23,302,075
Less: Allowance for depreciation              11,583,906          13,256,293
                                            -------------       -------------
    Premises and equipment, net              $10,591,510         $10,045,782
=============================================================================

NOTE E: INTANGIBLE ASSETS

  Intangible assets consist of the following at December 31:

- -----------------------------------------------------------------------------
                                                 1994                   1993
- -----------------------------------------------------------------------------

Core deposit intangible                      $573,400               $573,400
Goodwill and other intangibles              6,593,203              1,112,340
                                         -------------          -------------
    Intangible assets, gross                7,166,603              1,685,740
Less: Accumulated amortization              1,059,995              1,233,476
                                         -------------          -------------
    Intangible assets, net                 $6,106,608               $452,264

=============================================================================

NOTE F: DEPOSITS

    Deposits by type at December 31 are as follows:

- -------------------------------------------------------------------
                                           1994               1993
- -------------------------------------------------------------------

Demand                             $103,006,969        $88,644,788
Savings                             306,023,336        308,629,692
Time                                270,607,319        191,040,763
                                   -------------      -------------
   Total deposits                  $679,637,624       $588,315,243
===================================================================

   The estimated fair values of deposits at December 31, 1994 and 1993 were approximately $677,087,000 and $589,795,000, respectively.

  At December 31, 1994 and 1993, time certificates of deposit in denominations of $100,000 and greater totaled $47,783,000 and $22,245,000, respectively.

NOTE G:  TERM BORROWINGS

At December 31, 1994 and 1993, outstanding borrowings  were as follows:

- --------------------------------------------------------------------
                                            1994               1993
- --------------------------------------------------------------------
Federal funds purchased              $57,300,000        $57,000,000
Short-term borrowings                105,000,000
Long-term borrowings                     550,000            550,000
                                    -------------      -------------
                                    $162,850,000        $57,550,000
====================================================================

  All short and long term borrowings above represent Federal Home Loan Bank advances. These advances are secured by a blanket lien on the Company's residential real estate loan portfolio.

  Borrowings are classified as short-term if their maturity is one year or less. As of year end 1994 all short-term borrowings were scheduled to mature within 53 days. Long-term borrowings mature in 1996. The Interest rate on this borrowing is 4.5%.

NOTE H: INCOME TAXES

   Effective January 1, 1993 the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires an asset-liability approach to recognizing the tax effects of temporary differences between tax and financial reporting. In prior years, the Company accounted for the tax effects of timing differences between tax and financial reporting using Accounting Principle Board Opinion Number 11. This change had no significant effect on the 1993 consolidated financial statements.

  The provision (benefit) for income taxes for the years ended December 31 is as follows:

- ---------------------------------------------------------------------------
                                       1994             1993             1992
- ---------------------------------------------------------------------------

Current:
  Federal                        $4,993,505       $4,542,509       $2,024,798
  State                           1,717,768        1,631,979          967,446
Deferred:
  Federal                          (341,226)        (305,383)          60,600
  State                            (113,742)        (103,698)          86,395
                                ------------     ------------     ------------
     Total income taxes          $6,256,305       $5,765,407       $3,139,239
==============================================================================

   The components of the net deferred tax asset, included in other assets, as of December 31 are as follows:

- -----------------------------------------------------------------------
                                                 1994             1993
- -----------------------------------------------------------------------

Allowance for loan losses                  $2,555,480       $1,945,137
Deferred loan fees                            294,470          326,758
Medical insurance and other reserves          176,197          267,184
Pension and postretirement benefits           354,562          157,091
Investment securities                         388,683
                                          ------------     ------------
Total deferred tax asset                   $3,769,392       $2,696,170
                                          ------------     ------------

Investment securities                                       $1,576,164
Depreciation                                   66,238           87,474
                                          ------------     ------------
Total deferred tax liability                  $66,238       $1,663,638
                                          ------------     ------------

Net deferred tax asset                     $3,703,154       $1,032,532
=======================================================================

Note H: Income Taxes (Continued)

   The deferred income taxes in 1992 result from timing differences in the recognition of income and expense for tax and financial statement purposes. The principal timing differences in 1992 were the loan loss provision, accretion on investments and corporate restructuring, which resulted in a deferred tax expense of $146,995 in 1992.

  A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

- ------------------------------------------------------------------------------
                                       1994             1993             1992
- ------------------------------------------------------------------------------

Federal statutory income tax rate      35.0%            35.0%            34.0%
Increase (reduction) in taxes
  resulting from:
 Tax-exempt interest                   (2.8)            (3.8)            (5.7)
 State income taxes, net of
  federal benefit                       6.4              6.5              6.5
 Alternative minimum tax                                                 (5.6)
 Other                                 (0.4)            (0.1)             0.3
                                ------------     ------------     ------------
Effective income tax rate              38.2%            37.6%            29.5%
==============================================================================

NOTE I: PENSION PLAN

   The Company has a noncontributory defined benefit pension plan for all eligible employees. The plan is administered by the Trust Department of Community Bank, N.A. under the direction of an appointed retirement board. The policy of the company is to fund the plan to the extent of its maxium tax deductibility.

   The net periodic pension cost and assumptions used in the accounting for the years ended December 31 were as follows:

- ---------------------------------------------------------------------------------------------------
                                                                 1994             1993        1992
- ---------------------------------------------------------------------------------------------------
Service cost--benefits earned during the year                $227,005         $199,848    $169,430
Interest cost on projected benefit obligation                 513,981          477,913     437,131
Actual return on plan assets                                  164,442         (684,572)   (450,584)
Administrative expenses                                       101,695           85,971      72,635
Net amortization and deferral                                (884,693)            (204)   (224,125)
                                                          ------------     ------------  -----------
   Net periodic pension cost                                 $122,430          $78,956      $4,487


Discount rate                                                     8.0%             7.0%        9.0%

Expected long term rate of return on assets                       9.0%             9.0%        9.0%

Rate of increase in compensation levels                           4.0%             4.0%        5.5%

  The entire amount of unrecognized gains and losses is amortized over the average remaining service lives of the participants on a straight-line basis.


  The following table presents a reconciliation of
the plan's funded status at December 31:
- -------------------------------------------------------------------------------
                                                          1994             1993
- -------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested                                           $5,924,223       $6,185,662
   Nonvested                                            28,389           37,241
                                                   ------------     -----------
  Accumulated benefit obligation                    $5,952,612       $6,222,903
===============================================================================

- -------------------------------------------------------------------------------
                                                         1994             1993
- -------------------------------------------------------------------------------

Projected benefit obligation                      ($6,888,795)     ($7,317,594)
Plan assets at fair value                           6,996,892        7,623,102
                                                  ------------     ------------
Plan assets in excess of
projected benefit obligation                          108,097          305,508

Unrecognized net loss (gain) from past experience
  different from that assumed and effects of
  changes in assumptions                            1,049,638          952,249

Unrecognized prior service cost, being
  recognized over 17 years                           (324,317)        (339,507)

Unrecognized net asset at date of
  adoption, being recognized over 17 years           (203,517)        (225,760)
                                                  ------------     ------------
Prepaid pension cost included in other assets        $629,901         $692,490
===============================================================================

   The increase in the discount rate from 7% to 8% decreased the projected benefit obligation at December 31, 1994 by $1,007,272.

  Plan assets consist primarily of listed stocks, governmental securities and cash equivalents. The plan is authorized to invest up to 10% of the fair value of its total assets in common stock of Community Bank System, Inc. At December 31, 1994 and 1993, the plan holds 1,160 and 10,660 shares, respectively, of the sponsor company common stock.

  The Company also has an Employee Savings and Retirement Plan, which is administered by the Trust Department of Community Bank, N.A. The Employee Savings and Retirement Plan includes Section 401(k) and Thrift provisions as defined under the Internal Revenue Code. The provisions permit employees to contribute up to 15% of their total compensation on a pre-tax or post-tax basis. The Company's match amounts to 50% on the first 6% contributed. Company contributions to the trust amounted to $460,459, $361,827 and $370,170 in 1994, 1993 and 1992, respectively.

NOTE J. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company provides health and life insurance benefits for eligible retired employees and their dependents. An employee becomes eligible for these benefits by satisfying plan provisions which include certain age and/or service requirements. Medical benefits are based on years of service at retirement, with forty years of service being required in order to be fully eligible for benefits. The medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. The Medicare supplement policy provides for a $100,000 maximum lifetime benefit. Generally, life insurance benefits are equal to $5,000.

  Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires that the cost of postretirement benefits be accrued for during the service lives of employees. The Company elected the prospective transition approach and is amortizing the transition obligation over a 20 year period.

   A plan amendment effective January 1, 1994 limits the Company's expense to a maximum of $2,500 per person per year for medical coverage. This has decreased the APBO at January 1, 1994 by approximately $779,000, reducing the remaining unrecognized transition obligation and decreasing the annual expense by approximately $41,000.

  Net periodic postretirement benefit cost at December 31 includes the following components:
- ------------------------------------------------------------------------------
                                                            1994         1993
- ------------------------------------------------------------------------------
   Service Cost                                          $73,200      $89,900

   Amortization of transition
     obligation over 20.1 years                           61,200      102,000

    Amortization of unrecognized net loss
      over 19.5 years                                     21,800

    Interest on APBO less interest on
     expected benefit payments                           156,300      180,500
                                                     ------------ ------------
      Net periodic postretirement
         benefit cost                                   $312,500     $372,400
==============================================================================

  A 10.5 percent annual rate of increase in the per capita costs of covered health care benefits was assumed for 1994, gradually decreasing to 5.5 percent by the year 2051. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $255,000 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1994 by $26,000. A discount rate of 8% was used to determine the accumulated postretirement benefit obligation.

   The following sets forth the funded status of the plan as of December 31:
- ------------------------------------------------------------------------------
                                                            1994         1993
- ------------------------------------------------------------------------------
Accumulated Postretirement Benefit
   Obligation (APBO):
         Retirees                                     $1,047,500   $1,117,600
         Fully eligible active plan participants          97,400       59,700
         Other active plan participants                  885,800    1,509,500
                                                     ------------ ------------
                   Total APBO                          2,030,700    2,686,800

Plan assets at fair value                                      0            0
                                                     ------------ ------------
Accumulated postretirement benefits
   obligation in excess of plan assets                (2,030,700)  (2,686,800)

Unrecognized portion of net
   obligation at transition                            1,108,100    1,948,700

Unrecognized net loss                                    458,500      483,300
                                                     ------------ ------------
Accrued postretirement benefit cost                    ($464,100)   ($254,800)
==============================================================================

NOTE K. INCENTIVE COMPENSATION

   The Company has long-term incentive compensation programs for officers and key employees including incentive stock options (ISO's), restricted stock awards, nonqualified stock options (NQSO's) and warrants, and retroactive stock appreciation rights.

   Incentive stock options and warrants are granted at a price which is not less than market value at the time of the grant and are exercisable within ten years, but no earlier than one year from the date of the grant at dates specified by the Board of Directors of the Company. Retroactive stock appreciation rights may be granted with respect to both ISO's and NQSO's.

   Information with respect to stock options and warrants under the above plans is as follows:

- ------------------------------------------------------------------------------
                                                                        Number
                                      Number     Option Price        of Shares
                                    of Shares    Per Share         Exercisable
- ------------------------------------------------------------------------------
Outstanding at December 31, 1991     167,790     11.74-21.50           159,143
Granted                               59,000     13.00-25.00
Exercised                             (6,300)    11.74-16.00
Cancelled                             (1,000)    17.50
Outstanding at December 31, 1992     219,490     11.74-25.00           159,990
Granted                                1,000     29.00-30.25
Exercised                            (66,800)    11.74-18.25
Outstanding at December 31, 1993     153,690     11.74-30.25           105,540
Granted                               14,150     28.50
Exercised                            (42,800)    15.50-16.63
Outstanding at December 31, 1994     125,040     15.5-30.25             74,840
==============================================================================

   The program also provides for issuance of stock under a restricted stock award plan subject to forfeiture terms as designated by the Board of Directors of the Company. Stock issued under this plan is subject to restrictions as to continuous employment and/or acheivement of pre-established financial objectives during the forfeiture period. Restricted stockholders have dividend and voting rights during the forfeiture period. Restricted stock awarded in 1993 amounted to 200 shares. Total expense is determined based on the market value of the stock at the date of grant and is being accrued over the period the restrictions lapse. Expense in 1994, 1993, and 1992 was $2,185, $2,186 and $9,574, respectively.

   There were 130,000 and 46,909 shares available for future grants or awards under the various programs described above at December 31, 1994 and 1993, respectively.

NOTE L: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of condition. The contract amount of those commitments to extend credit reflects the extent of involvement the Company has in this particular class of financial instrument. The Company's exposure to credit loss in the event of nonperfomance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.
- -------------------------------------------------------------------------------
                                                           1994           1993
- -------------------------------------------------------------------------------
Financial instruments whose contract amounts represent
credit risk at December 31:
     Letters of credit                            $     507,000   $    847,000
     Commitments to make or purchase loans or to
     extend credit on lines of credit                61,525,000     61,296,000
                                                    ------------    -----------

     Total                                        $  62,032,000   $ 62,143,000
===============================================================================
     The fair value of these instuments is insignificant.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include residential real estate, income-producing commercial properties, and personal property.

The Company had unused lines of credit totaling $62,031,000 and $64,452,000 at December 31, 1994 and 1993, respectively.

The approval of bank regulatory authorities is required before dividends paid by the bank subsidiary during the year can exceed certain prescribed limits. Approximately $17,955,000 is free of limitations at December 31, 1994.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 1994 was $11,498,000 of which $3,397,000 was required to be on deposit with the Federal Reserve Bank of New York. The remainder, $8,101,000, was represented by cash on hand.

The Company is currently being examined by the Internal Revenue Service in connection with tax years 1990 to 1993, and has received certain notices of proposed adjustments. The Company intends to vigorously defend its position with respect to these proposed adjustments and believes the ultimate resolution will not have a material effect on the financial statements.

NOTE M: LEASES

  Rental expense included in operating expenses amounted to $502,312, $474,863, and $735,940 in 1994, 1993 and 1992, respectively.

  The future minimum rental commitments as of December 31, 1994 for all noncancelable operating leases are as follows:
- --------------------------------------------------------
Years ending
December 31:          Building    Equipment       Total
- --------------------------------------------------------

1995                  $331,971      $24,828    $356,799
1996                   281,451       20,124     301,575
1997                   177,051       20,124     197,175
1998                   172,252       18,447     190,699
1999                   119,318                  119,318
Thereafter             869,232                  869,232
========================================================

NOTE N: BRANCH ACQUISITIONS

   On December 6, 1994 the Company and the Bank signed a purchase and assumption agreement with The Chase Manhattan Bank, N.A. ("Chase"), a wholly owned subsidiary of The Chase Manhattan Corporation, for the acquisition of certain assets and the assumption of certain liabilities by the Bank relating to 15 Chase branch offices located in the Northern,
Central, and Finger Lakes region of New York State.   These locations
include Norwich, Watertown (2), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark
(2), and Penn Yan, New York. Pursuant to the Agreement, the Bank would assume certain deposit liabilities estimated to be approximately $458 million, purchase certain loans estimated to be approximately $25 million and purchase at various prices certain real property, furniture and equipment related to the branches having a book value of approximately $3.2 million. The Bank will receive approximately $392 million in cash as consideration for the net deposit liabilities, reflecting a deposit premium of 8.25%, or approximately $38 million. The sale is subject to regulatory approvals and financing arrangements, and is expected to close during the third quarter of 1995. Subject to certain events and conditions, the Agreement requires the Bank to pay Chase between $1,000,000 and $1,850,000 in the event the transaction is not consummated. In conjunction with this acquisition, the Company is expected to effect a public offering in the second or third quarter of 1995 of additional common and preferred stock, principally to offset the resulting dilution of regulatory capital ratios. Results of operations on a proforma basis are not presented since historical financial information for the branches acquired is not available.

   On June 6, 1994, the Company completed the purchase of three branches from the Resolution Trust Corporation and on October 28, 1994 the Company acquired a branch from The Chase Manhattan Bank, N.A. These acquisitions have been accounted for as purchases and their results of operations are included in the consolidated financial statements from their respective dates of acquisition. In total the Company received $68 million in cash, consisting of approximately $75 million for the assumption of deposit liabilities less approximately $1 million in assets received and a deposit premium of approximately $6 million. The premium is being amortized on a straight line basis over 15 years.

NOTE O: SUBSEQUENT EVENT

On February 21, 1995 the Company adopted a Stockholders Protection Rights Plan and declared a dividend of one right for each outstanding share of common stock. The right can only be exercised when an individual or group has acquired or attempts to acquire 15% or more of the Company's common stock, if such action the Board of Directors believes is not in the best interest of stockholders. Each right then entitles the holder to acquire common stock having a market value equivalent to two times the stated exercise price. The rights expire in February 2005 and may be redeemed by the Company in whole at a price of $.01 per right.

Note P: Parent Company Statements

  Community Bank System, Inc. (the parent company) contributed to its wholly-owned subsidiary, Community Bank, N.A., substantially all of its assets and liabilities as of January 1, 1992. During 1992, all operating expenses related to these assets and liabilities were recorded by the subsidiary bank.

  The following are the condensed balance sheets, statements of income and statements of cash flows for the Parent Company:

- -----------------------------------------------------------------------------------
                                       CONDENSED BALANCE SHEETS
- -----------------------------------------------------------------------------------
                                                                      December 31
                                                              1994             1993
- -----------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents                          $     723,024    $     161,482
  Investment securities
    (approximate market value of
    $348,000 and $337,000)                                 348,001          344,644
  Investment in and advances
    to subsidiaries                                     66,058,804       62,225,446
  Other assets                                                 375            2,375
                                                       ------------     ------------
   Total assets                                      $  67,130,204    $  62,733,947
====================================================================================
Liabilities:
  Accrued liabilities                                $     840,689    $     747,520
Shareholders' equity                                    66,289,515       61,986,427
                                                       ------------     ------------
    Total liabilities and
     shareholders' equity                            $  67,130,204    $  62,733,947
=====================================================================================================

                                CONDENSED STATEMENTS OF INCOME
- -----------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31
                                                              1994             1993             1992
- -----------------------------------------------------------------------------------------------------
Dividends from subsidiaries                          $   3,160,414    $   3,310,544    $   2,870,000
Interest on investments and deposits                         6,465            6,220           10,052
                                                       ------------     ------------     ------------
  Total revenues                                         3,166,879        3,316,764        2,880,052
                                                       ------------     ------------     ------------
Expenses:
  Interest on short term borrowing                           2,243                             7,862
  Other expenses                                             2,374            1,279
                                                       ------------     ------------     ------------
  Total expenses                                             4,617            1,279            7,862
                                                       ------------     ------------     ------------
Income before tax benefit and
 equity in undistributed net
 income of subsidiaries                                  3,162,262        3,315,485        2,872,190
Income tax benefit (expense)                                  (706)          (1,857)          (7,730)
                                                       ------------     ------------     ------------
  Income before equity in
    undistributed net income
    of subsidiaries                                      3,161,556        3,313,628        2,864,460

Equity in undistributed net income:
  Subsidiary banks                                       6,949,905        6,731,475        4,749,000
  Bank-related subsidiaries                                 (2,243)        (470,329)        (107,919)
                                                       ------------     ------------     ------------
  Net income                                         $  10,109,218    $   9,574,774    $   7,505,541
=====================================================================================================

NOTE P:  PARENT COMPANY STATEMENTS (Continued)

=====================================================================================================
                                    STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash, Cash Equivalents and Noncash Activities
                                                                        Years Ended December 31
                                                              1994             1993             1992
- -----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                           $10,109,218       $9,574,774       $7,505,541
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Amortization                                           2,185            2,186            9,575
      Equity in undistributed net income
        of subsidiaries                                 (6,946,956)      (6,259,289)      (4,641,081)
      Net change in accrued expenses                         2,000          100,679          194,360
- -----------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                3,166,447        3,418,350        3,068,395
- -----------------------------------------------------------------------------------------------------
Investing Activities:
  Purchases of investment securities                        (7,191)          (5,120)          (8,941)
  Net change in loans outstanding                                                            250,000
  Capital contributions to subsidiaries                                  (1,152,730)        (113,300)
- -----------------------------------------------------------------------------------------------------
Net Cash Provided (Used) By Investing Activities            (7,191)      (1,157,850)         127,759
- -----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in loans to subsidiaries                                       (66,548)        (908,904)
  Net change in borrowings from subsidiaries                                                   4,685
  Issuance (retirement) of common stock                    560,457          553,809           80,328
  Cash dividends                                        (3,158,171)      (2,840,466)      (2,421,284)
- -----------------------------------------------------------------------------------------------------
Net Cash (Used) By Financing Activities                 (2,597,714)      (2,353,205)      (3,245,175)
- -----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                        561,542          (92,705)         (49,021)
  Cash and cash equivalents at beginning of year           161,482          254,187          303,208
- -----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $723,024         $161,482         $254,187
=====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                      $2,243                            $7,311
=====================================================================================================
Cash Paid For Income Taxes                                                                   $22,692
=====================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITIES:
Gross change in unrealized net gains
and (losses) on available for sale securities          ($5,426,534)      $2,164,046

The accompanying notes are an integral
part of the consolidated financial statements.

Coopers & Lybrand                       Certified Public Accountants

Board of Directors and Shareholders
Community Bank System, Inc.

        We have audited the accompanying consolidated statements of condition of Community Bank system, Inc. and Subsidiaries as of Demcember 31, 1994 and 1993 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

        As futher discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for post retirement benefits other than pensions, income taxes, and investments in 1993.


/s/ Coopers & Lybrand L.L.P.

Syracuse, New York
January 27, 1995, except for Note O as to which the date is February 21, 1995

Two-Year Selected Quarterly Data
- ----------------------------------------------------------------------------------------------------------------------

1994 RESULTS
- ----------------------------------------------------------------------------------------------------------------------
                                           (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------------------
                                          1st               2nd               3rd               4th
                                      Quarter           Quarter           Quarter           Quarter             Total
- ----------------------------------------------------------------------------------------------------------------------
Net interest income                    $9,074            $9,631           $10,212            10,528           $39,445
Provision for loan losses                 239               422               316               725             1,702
                                     ---------         ---------         ---------         ---------         ---------
Net interest income after
  provision for loan losses             8,835             9,209             9,896             9,803            37,743
Total other income                      1,229             1,383             1,613               895             5,120
Total other expenses                    6,256             6,339             6,970             6,933            26,498
                                     ---------         ---------         ---------         ---------         ---------
Income before income tax                3,808             4,253             4,539             3,765            16,365
Income tax                              1,408             1,604             1,826             1,418             6,256
                                     ---------         ---------         ---------         ---------         ---------
Net income                             $2,400            $2,649            $2,713            $2,347           $10,109

Earnings per share                      $0.85             $0.94             $0.96             $0.84             $3.59
======================================================================================================================

1993 RESULTS
- ----------------------------------------------------------------------------------------------------------------------
                                           (Dollars in Thousands)
- ----------------------------------------------------------------------------------------------------------------------
                                          1st               2nd               3rd               4th
                                      Quarter           Quarter           Quarter           Quarter             Total
- ----------------------------------------------------------------------------------------------------------------------
Net interest income                    $9,260            $9,101            $9,309             9,239           $36,909
Provision for loan losses                 407               375               464               260             1,506
                                     ---------         ---------         ---------         ---------         ---------
Net interest income after
  provision for loan losses             8,853             8,726             8,845             8,979            35,403
Total other income                      1,091             1,085             1,413             1,175             4,764
Total other expenses                    6,146             5,949             6,308             6,424            24,827
                                     ---------         ---------         ---------         ---------         ---------
Income before income tax                3,798             3,862             3,950             3,730            15,340
Income tax                              1,419             1,433             1,484             1,429             5,765
                                     ---------         ---------         ---------         ---------         ---------
Net income                             $2,379            $2,429            $2,466            $2,301            $9,575

Earnings per share                      $0.86             $0.87             $0.88             $0.82             $3.43
======================================================================================================================

Item 9.  Disagreements on accounting and financial disclosure
             None

                                            Part III

Item 10.  Directors and Executive Officers of the Registrant
      This item is incorporated by reference from the registrant's definitive Proxy Statement. Information concerning executive officers is included in Part I after Item 4 of this Form 10-K Annual Report.

Item 11.  Executive Compensation
      This item is incorporated by reference from the registrant's definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
      This item is incorporated by reference from the registrant's definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
      This item is incorporated by reference from the registrant's definitive Proxy Statement.

                                             Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)  Documents Filed

       1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

- - Consolidated Statements of Condition --
  December, 31, 1994 and 1993

- - Consolidated Statements of Income --
  Years ended December 31, 1994, 1993, and 1992

- - Consolidated Statements of Changes in Stockholders' Equity --
  Years ended December 31, 1994, 1993, and 1992

- - Consolidated Statement of Cash Flows --
  Years ended December 31, 1994, 1993, and 1992

- - Notes to Consolidated Financial Statements --
  December 31, 1994

- - Auditors' report

- - Quarterly selected data --
  Years ended December 31, 1994 and 1993 (unaudited)

      2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

      3.  Listing of Exhibits

          (11)  Statement re: Computation of earnings per share

          (22)  Subsidiaries of the registrant
                     - Community Bank, National Association, State of New York
                     - Northeastern Computer Services, Inc., State of New York
                     - Community Financial Services, Inc., State of New York

      (b)  Reports on Form 8-K
            - Report filed June 3, 1994 item #5 Other Events.
            - Report filed December 6, 1994 item #5 Other Events.

      (c)  See Exhibit 14(a)(3) above.

      (d)  See Exhibit 14(a)(2) above

      SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Sanford A. Belden
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 15, 1995

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 1995.

         Name                                  Title
                                             Chairman of the
                                             Board of Directors
  /s/ Dr. Earl W. MacArthur                   and Director
Dr. Earl W. MacArthur


  /s/ David G. Wallace                       Treasurer
David G. Wallace

Directors:

   /s/ John M. Burgess                          /s/ Richard C. Cummings
John M. Burgess,  Director                   Richard C. Cummings, Director


   /s/ William M. Dempsey
William M. Dempsey, Director


   /s/ Benjamin Franklin                        /s/ James A. Gabriel
Franklin, Director                           James A. Gabriel, Director


   /s/ Lee T. Hirschey                          /s/ David C. Patterson
Lee T. Hirschey, Director                    David C. Patterson, Director


   /s/ William N. Sloan                         /s/ William D. Stalder
William N. Sloan, Director                   William D. Stalder, Director


   /s/ Hugh G. Zimmer
Hugh G. Zimmer, Director

                                Community Bank System, Inc.
                        Statement re Earnings Per Share Computation

                                        Exhibit 11


                                  Three Months Ended         Year Ended
                                      December 31,          December 31,
                                  1994       1993         1994      1993
Primary Earnings Per Share

Net Income                      2,347,347  2,301,661  10,109,218  9,574,774
Dividends on
    preferred shares
                                ---------  ---------   ---------  ---------
Income applicable
    to common stock             2,347,347  2,301,661  10,109,218  9,574,774
                                =========  =========   =========  =========

Weighted average number
    of common shares            2,778,824  2,746,842   2,764,454  2,724,428
Add: Shares issuable from
    assumed exercise of
    incentive stock options        41,976     59,323      50,256     63,902
                                ---------  ---------   ---------  ---------
Weighted average number of
    common shares - adjusted    2,820,800  2,806,165   2,814,710  2,788,330
                                =========  =========   =========  =========

Primary earnings per share        $0.84      $0.82       $3.59      $3.43
                                  =====      =====       =====      =====

Fully Diluted Earnings Per Share

Net Income                      2,347,347  2,301,661  10,109,218  9,574,774
                                =========  =========   =========  =========

Weighted average number of
    common shares - adjusted    2,820,800  2,806,165   2,814,710  2,791,659
Add: Equivalent number of
    common shares assuming
    conversion of preferred
                                ---------  ---------   ---------  ---------
Weighted average number of
    common shares - adjusted    2,820,800  2,806,165   2,814,710  2,791,659
                                =========  =========   =========  =========

Fully diluted earnings per share  $0.84      $0.82       $3.59      $3.43
                                  =====      =====       =====      =====