Form 10-Q/A
period 1995-03-31
COMMUNITY BANK SYSTEM INC
filed 1995-06-27
CIK 723188

FORM 10 - Q/A
                             AMENDMENT NUMBER 2

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

Capital
                            Three Months Ended                Change
                          3/31/95        3/31/94        Amount      Percent

Tier 1 leverage ratio       6.70%          8.07%          -1.37%      N/A
Tier 1 capital to          12.41          14.62           -2.21       N/A
  risk asset ratio

Cash dividend declared     $0.30          $0.27          $0.03       11.1%
  per common share
Dividend payout             30.4%          30.9%          -0.53%      N/A

Book value per share:
   Total                  $24.73         $22.81         $1.92         8.4%
   Tangible                22.59          22.66         (0.08)       (0.3)

      As of March 31, 1995, the tier I leverage ratio of 6.70% was 137 basis points lower than one year earlier. The decrease in the ratio is the combined result of the $5.5 million intangible from the Columbia branch acquisition, which added approximately $58 million in deposits after run-off and $77 million in higher borrowings to help fund loan and investment growth. The $1.2 million negative after tax market value adjustment for the available-for-sale investment portfolio is excluded from the calculation per the OCC's definition.

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

        As a result of the aforementioned reasons, the tier I risk-based capital ratio as of March 31, 1995 was 12.41% or 221 basis points lower than it was one year ago. This compares to a 6% "well-capitalized" regulatory minimum. To the degree that earning asset growth results from investment purchases, this risk-based ratio is more favorable than the nominal leverage ratio since investments have a lower risk component than most loans.

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

      The bank will acquire the Chase Loans at face value and the Chase Assets at fair market value with the exception of furniture, equipment and other fixed assets which will be acquired at book value. The face value of the Chase Loans as of March 31, 1995 was approximately $25.2 million, and the total purchase price of the Chase Assets is approximately $5.3 million. The deposit premium will be calculated on the basis of the average amount of Chase Deposits outstanding over specified time periods preceding the closing date, except that if the closing date occurs after June 30, 1995, the closing date for purposes of calculating the average amount of Chase Deposits outstanding will be June 30, 1995. Payment of the premium on the Chase Deposits, as well as the purchase price for the Chase Loans and Chase Assets, will be effectuated through an appropriate reduction of the cash received to fund deposits assumed by the bank. Accordingly, the bank expects to receive approximately $385.3 million in cash from Chase at the closing (the "Acquired Funds") in connection with its assumption of Chase Deposits of $450.9 million as of March 31, 1995, after deduction of (a) the deposit premium of approximately $37.2 million, (b) the purchase price of the Chase Loans of approximately $25.2 million, (c) the purchase price of the Chase Assets of approximately $5.3 million, and the addition of (d) other net liabilities of $2.1 million.

      The bank currently plans to use the approximately $385.3 million in cash expected to be received in the Acquisition to (i) fund investment security purchases and repay short-term borrowings and (ii) make loans in the market areas of the Chase Branches and thereby earn a return on the Acquired Funds. The company anticipates that it may take in excess of five years to invest the Acquired Funds in loans such that the resulting loan to deposit ratio approximates the loan to deposit ratio of the company prior to the Acquisition. In the interim, the bank will invest the Acquired Funds in seasoned 15-year fixed-rate mortgage-backed securities and repay short-term borrowings of the bank pursuant to an investment strategy adopted by the company. It is expected that such investment securities will earn interest at rates lower than the interest rates that would be earned on loans and, thus, the bank's net interest margin will decrease in the short- to medium-term. The company believes that the net interest margin will increase over the long-term as the bank invests the Acquired Funds in loans at market rates. However, there can be no assurance that the Bank will be able to invest the Acquired Funds in loans at market rates or that the Bank will be able to earn a favorable net interest margin through investing the Acquired Funds in investment securities until loans can be made. Management currently intends to classify approximately one-third of these securities as available-for-sale investments with the remaining two-thirds classified as held-to-maturity. As with any fixed-rate investment, market value appreciation or depreciation of investment securities will occur depending upon the movement of interest rates. While the bank's intended purchases of seasoned 15-year fixed-rate mortgage-backed securities will not be immune from such forces, price volatility is expected to be less than that found in conventional 15-year or 30-year mortgage-backed securities. Given fluctuations in market conditions, there can be no assurance that management's current strategy for allocating the Acquired Funds to loans and investment securities will be the investment allocation ultimately pursued by the company.

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

      The Company's sale of newly issued shares of Common Stock in the Common Stock Offering will represent approximately 21.2% of the shares of the Company's common stock outstanding following completion of the Common Stock Offering (23.6% if the over-allotment option granted to the underwriters is fully exercised). The Common Stock Offering will result in a 26.9% increase over the current number of shares outstanding (a 30.9% increase if the Underwriters' over-allotment option is fully exercised). Therefore, in the near term, the Company expects that the Offerings and the Acquisition will result in a dilution of the Company's return on equity, earnings per share, and tangible book value per share. However, the Company's long-term strategy, as evidenced by the Acquisition, is to enhance earnings per share, return on equity and tangible book value per share by deploying assets from investments into loans, continuing its asset growth and maintaining a favorable efficiency ratio. The Company believes that any initial dilution of earnings per share, return on equity, or tangible book value per share will be outweighed by the long-term benefits to the Company associated with the financial flexibility and opportunities which the Company expects to derive from the Acquisition. There can be no assurance, however, that the Company will be able to achieve these goals.

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

        Significant Assumptions. In addition to the assumptions stated below, the company made the following assumptions in arriving at the conclusions discussed in this section: (i) regional and national economic conditions will remain stable with no drastic improvement or slowdown in the economy; (ii) the Chase Branches are in markets similar to the bank's current markets and therefore the bank's experience in generating loans and fee income and in maintaining core deposits is a reasonable basis for making further assumptions about the impact of the Acquisition; and (iii) run-off of Chase Deposits, if any, will occur prior to consummation of the Acquisition. While the company believes that these assumptions and the other assumptions stated throughout this section were reasonable at the time they were made, there can be no assurance that actual results will be consistent with these assumptions.

       The basis for the company's conclusion that approximately $26 million of the Chase Deposits will run-off prior to the closing date of the Acquisition is that (i) certain customers will choose to remain with Chase because they bank near their place of work where Chase still operates;
(ii) certain customers will elect to switch banks because they would rather bank with a larger, superregional institution; and (iii) certain municipalities that value selected cash management services offered by Chase (such as those which automatically invest idle cash balances into an interest-earning deposit or an overnight repurchase agreement) but not offered by the bank will stay with Chase. With the exception of these cash management services and personal computer banking, the company believes that the services offered by the bank will be virtually as broad as those offered by Chase and that its services for small businesses will be offered so as to provide greater service than that offered by Chase.

       Net Interest Income. When the Acquisition is consummated and prior to any expected deposit run-offs and divestitures, the bank is expected to assume deposit liabilities which totaled $450.9 million as of March 31, 1995 and receive approximately $25.2 million in loans and $385.3 million in cash. However, for purposes of its net interest income analysis, the company assumed that the Chase Deposits totaled $425.2 million, which was the balance of such deposits as of April 30, 1995 and approximates the company's estimate of $26 million in deposit run-off prior to the closing of the Acquisition. This would result in the bank receiving approximately $361.7 million in cash upon closing the Acquisition. An additional $25.7 million in cash is expected to be received from the net proceeds of the Offerings. The cash from the Acquisition and the Offerings will be used to fund investment security purchases, repay short-term borrowings of the bank, and fund additional growth. The impact of the Acquisition on interest income is expected, therefore, to include (i) interest income from investment securities purchased, (ii) interest income from the Chase Loans, and (iii) interest income from new loans originated through the Chase Branches. The impact of the Acquisition on interest expense is expected to include (i) interest expense of the Chase Deposits which had an average cost of approximately
3.70% as of March 31, 1995 and (ii) the benefit of the lower interest expense on the Chase Deposits which will replace the bank's higher costing short-term borrowings which had an average cost of approximately
6.40% as of March 31, 1995. The company believes that these rates do not differ significantly from those existing at mid May 1995, which was the basis for the company's analysis described below.

        The company currently estimates that, prior to any secondary market sales, the bank could make net new loans in an amount equal to at least 40.0% of the Chase Deposits outstanding within five years after consummation of the Acquisition, although there can be no assurance that the bank will be able to do so. These loans are estimated to grow at a steady rate for purposes of the company's analysis. Because the demographics of both consumers and businesses served by the Chase Branches are similar to those markets in which the bank currently operates, new loans are expected to be similar to the bank's current loan distribution with respect to types and pricing characteristics, subject to market conditions. Given the bank's current loan distribution and the Chase Loans to be acquired, the company estimates that such new loans could have an average yield of approximately 10% assuming a flat interest rate scenario. This estimate is dependent upon the bank's ability to generate new lending business and acquire market share from those financial institutions currently serving the small business loan customers in these markets.

       Since a large portion of the funds received in the Acquisition and the Offerings will initially be invested in securities, the company, assisted by an asset/liability consultant, has undertaken analyses to determine a strategy for the optimal deployment of these funds. In order to determine this investment strategy, the Company has conducted an analysis of the impact of the Acquisition on the bank's overall asset/liability risk position. A variety of interest rate simulations was considered, including, but not limited to, a flat rate environment, a rising rate environment with the Federal Funds rate increasing 200 basis points, and a falling rate environment with the Federal Funds rate decreasing 200 basis points. Each of these scenarios assumed interest rates existing at mid May 1995 and that any interest rate movements occurred at regular intervals during the first year of the Acquisition and remained constant thereafter. Additionally, the company, along with its asset/liability advisor, used historical experience to estimate the impact of Federal Funds rate changes on, among other things, deposit interest rates, the prime lending rate, Treasury rates and prepayment speeds for mortgage securities. The company continues to utilize and update its analysis as conditions warrant.

       The analysis combined the bank's March 31,1995 asset/liability profile with that of the Chase Branches. A number of investment strategies was then examined, focusing on the goal of enhancing the profitability of the Bank while limiting the volatility of earnings under a variety of interest rate environments. Such an investment strategy could be accomplished with a variety of approaches, including maturity laddering of bonds (with and without call features), purchasing mortgage-backed securities whose average life characteristics meet the investment objective, or a combination of these or similar securities. The company has determined that the strategy which it currently expects will best achieve its goals is investing the net funds received in the Acquisition and the Offerings in seasoned 15-year fixed-rate mortgage-backed securities with an average duration of two to four years.
In its analysis, the company assumed that this type of security would have a yield of approximately 7.00% in the flat rate scenario. Management currently intends to classify approximately one-third of these securities as available-for sale investments with the remaining two-thirds classified as held-to-maturity.

         Consistent with the bank's long-standing practice, all of the assumed investment decisions were developed in conjunction wiht the bank's asset/ liability position, with particular attention given to the interest rate risk of the bank's entire balance sheet, not just that associated with incremental investment decisions.

         As with any fixed-rate investment, market value appreciation or depreciation will occur depending upon the movement of interest rates. While the bank's purchases of seasoned 15-year mortgage-backed securities will not be immune from such forces, price volatility is expected to be less than that found in conventional 15-year or 30-year mortgage-backed securities.

      In addition, falling interest rates may shorten and rising interest rates may extend the duration of these mortgage-backed securities. This means that in a falling interest rate environment, the bank would have additional proceeds from prepayments that would have to be reinvested at lower market rates. In a rising interest rate environment, the bank would have fewer proceeds to reinvest in securities or loans. The company included the anticipated impacts of interest rate movements on the durations of these securities in its analysis.

      Using the assumptions set forth above, the company estimates that, following closing of the Acquisition, it will have approximately $220.8 million to invest in these securities ($361.7 million in cash received from Chase at the closing of the Acquisition plus $25.7 million in net proceeds from the Offerings less $158.8 million used to repay the Bank's short-term borrowings and $7.8 million needed to provide for reserve requirements and vault cash) and that such investment will take place over a 12 month period with excess funds temporarily invested in short-term investments. The company anticipates using some of these funds to support loan growth during this period which will result in lower average investments. Since the interest rate environment could change substantially before all the funds from the Acquisition are invested, however, it is impossible to predict with certainty which investment combination will ultimately be pursued by the bank or the length of time it will take to make these investments. It is the bank's intention that the mix of securities selected will provide continuing cash flows to help fund expected loan growth and/or to subsequently invest in other securities.

       Given the company's current expectations for loan growth, the intended investment strategy, the repayment of the Bank's short-term borrowings and the acquired deposit liabilities, the company and its asset/liability consultant have analyzed potential results for the company under a variety of interest rate scenarios. The analysis showed that the Acquisition could add to net interest income in the first full year of operation approximately
$8.1 million in the falling rate scenario, $10.7 million in the flat rate scenario and $13.0 million in the rising rate scenario. This is the result of increased interest income of $14.2 million, $16.5 million and $19.9 million and increased interest expense of $6.1 million, $5.8 million and $6.9 million, respectively, in a falling, flat and rising rate scenario. Changes in net interest income under differing interest rate environments result from contractual restrictions on and bank discretion as to the timing of asset and liability repricing, scheduled and prepaid cash flows in earning assets and interest bearing liabilities, and differences in how the yield curve is anticipated to react to the various movements in the Federal Funds rate.
In conducting this analysis, the only variable factor utilized by the company was interest rates. That is, the company did not assume significant variations in its asset/liability mix. As the company is not in a position to predict future interest rates, it is unable to assign probabilities to the results of its analysis. Interest rate movements may occur at different times and in different amounts than those assumed by the company, and therefore no assurance can be made that these estimates will be indicative of actual results. While interest rates will continue to have a substantial impact on future earnings levels and no assurance can be given, anticipated loan growth could increase levels of net interest income in future years.

      Provision for Loan Losses. The Chase Loans and any new loans originated by the bank through the Chase Branches will meet the underwriting standards of the bank. As the loan portfolio grows, the bank expects to add annually to its allowance for loan losses by approximately 0.55% to 0.60% (after net charge-offs) of average new loans, building to a loan loss reserve of 1.30% of period-end loans within approximately four years. Assuming (i) new loans grow steadily over a five-year period, prior to any secondary market sales, to an amount equalling 40% of the Chase Deposits and (ii) the April 30, 1995 Chase Deposits balance of $425.2 million, the Acquisition could add between $0.2 million and $0.3 million to the bank's provision expense in the first full year. Actual loan loss reserves will be based on numerous factors, including the state of the national and regional economies and local real estate values, and may be higher or lower than the bank's current expectations.

       Non-Interest Income. The company expects to earn additional non-interest income through deposit service charges and by selling trust and investment products to the customers of the Chase Branches. The bank has historically earned approximately 70 basis points on average assets in non-interest income. While actual results will be based on numerous factors, many of which are not in the company's control, and, therefore, no assurance can be given, the company believes that a rate of 50 to 70 basis points of the Chase Deposits is a reasonable approximation of the level of non-interest income it could earn after the Acquisition. The company expects that most of this non-interest income will be derived from fees earned on deposit accounts through service charges and overdraft fees. Because of the similarities in the deposit bases and the fee structures of the Chase Branches and the bank, the company expects its historical rate of approximately 40 basis points of average deposits earned in such fees to be comparable at the Chase Branches. Other non-interest income is expected to be generated through annuity fees, trust income (both personal and employee benefit), merchant credit card income and mortgage servicing fees from loans sold into the secondary market. The combination of these sources could result in additional non-interest income of $2.3 million to $3.2 million on an annualized basis. For purposes of this non-interest income analysis, the company assumed the Chase Deposits as of March 31, 1995. The company does not believe that if it had assumed the Chase Deposits as of April 30, 1995 there would be a material impact on the company's estimates or on the estimated impact of the Acquisition on the operating performance of the company as a whole.


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

       Assuming the Chase Deposits as of March 31, 1995, the Core Deposit Value is expected to be $18.2 million, amortizable over a 10-year period. For the first full year, amortization of the Core Deposit Value and other intangibles is expected to be approximately $3.0 million, declining to $2.8 million and $2.5 million in the second and third years, respectively. The company does not believe that assuming the Chase Deposits as of April 30, 1995 would have a material impact on the Core Deposit Value and other intangibles or the amortization thereof.

       Other expenses include conversion costs and data processing expenses estimated for the Acquisition as well as the other support costs needed to operate the Chase Branches, including the impact of increased FDIC deposit insurance premiums to the bank of approximately $210,000 (assuming that the bank remains in the "adequately capitalized" designation for one year following the Acquisition). $275,000 of other expenses are one-time charges (mostly anticipated to be incurred in 1995) necessary in order to effect the Acquisition. In addition, the company expects to incur $1.9 million in related incremental capital expenditures. For purposes of this non-interest expense analysis, the company assumed the Chase Deposits as of March 31, 1995. The company does not believe that if it had assumed the Chase Deposits as of April 30, 1995, there would be a material impact on the company's estimates or on the estimated impact of the Acquisition on the operating performance of the company as a whole.

      Depending on the actual number of employees to be added to service the incremental business from the Chase Branches and discretion in incurring other incremental expenses, total incremental expense may range from $10.8 million to $11.3 million in the first full year of operating the Chase Branches.

Impact of the Acquisition on Operating Performance
Assuming Intended Potential Disposition

       As noted above, the Bank anticipates that there will be a reduction in deposits of approximately $108 million consisting of approximately $26 million in Chase Deposits expected to run-off between March 31, 1995 and consummation of the Acquisition and approximately $82 million in deposits divested through a combination of selling certain branch locations and related deposits and reducing public funds from the Bank's balance sheet.
The company estimates that any branch sales would not be completed until at least three months after consummation of the Acquisition. These divestitures, if and when completed, should have the effect of returning the Bank's Tier I leverage ratio to the "well capitalized" level more quickly and should reduce potential variances in earnings levels. If the Bank were to divest $82 million in deposits and if $26 million in run-off of Chase Deposits occurred prior to the Acquisition, the following are the company's estimates of the impact to its operations:

         Net Interest Income. Using the same analysis described above, the company estimates that the intended disposition could result in additional net interest income of $8.1 million, $9.8 million and $11.6 million compared to $8.1 million, $10.7 million and $13.0 million, respectively, in the falling, flat and rising rate environments without the intended disposition. This is the result of increased interest income of $13.5 million, $15.4 million and $18.7 million and interest expense of $5.4 million, $5.6 million and $7.1 million, respectively, in the falling, flat, and rising rate scenarios. The differences in the company's estimate of interest expense assuming the disposition versus the company's estimate without the intended disposition is the result of reduced deposit levels for part of the year offset by increased borrowings during the second half of the year. The company assumed for purposes of this analysis that such borrowings would total approximately $150 million by the end of the first year following the Acquisition. As discussed above, the company expects loan generation to reach 40% of the reduced deposit total by the fifth year of operation. The company expects a similar mix of investment securities to be purchased. Because it is estimated that only $149.1 million will be available for purchasing investment securities and funding additional growth given the deposit reduction, the company believes it could have these funds fully invested within 8 to 12 months, subject to market conditions. However, as discussed above, the company expects to utilize the increased borrowings in the second half of the year to fund an increase in investments. Therefore, the average level of investments is expected to be only slightly lower than without the intended disposition.

        Provision for Loan Losses. The only direct effect of divestitures on the bank's provision level would be due to lower loan volumes as a result of fewer branch locations to originate new loans. Assuming net new loans grow steadily over a five-year period prior to any secondary market sales, to an amount equalling 40% of the reducted deposit total, the Acquisition could add approximately $0.2 million to the bank's provision expense in the first full year.

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