Form 10-Q
period 1995-06-30
COMMUNITY BANK SYSTEM INC
filed 1995-08-14
CIK 723188

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                    For the six months ended June 30, 1995


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

Common Stock, $1.25 par value -- 3,656,150 shares as of August 10, 1995.

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.        Financial Information

     Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets --
          June 30, 1995, December 31, 1994 and June 30, 1994.

          Consolidated statements of income --
          Three months ended June 30, 1995 and 1994 and six months ended June 30, 1995 and 1994

          Consolidated statements of cash flows --
          Six months ended June 30, 1995 and 1994


     Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations

Part II.  Other Information

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Securities Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------------------------------------------

                                                                         June 30,     December 31,         June 30,
ASSETS                                                                       1995             1994             1994
    Cash and due from banks                                           $33,621,493      $30,522,189      $33,925,122
    Interest bearing deposits with other banks                                  0                0                0
    Federal funds sold                                                          0                0                0

                       TOTAL CASH AND CASH EQUIVALENTS                 33,621,493       30,522,189       33,925,122

    Investment securities
       U.S. Treasury                                                   16,583,546       16,624,198       27,173,746
       U.S. Government agencies and corporations                      195,924,488      170,462,427      100,397,674
       States and political subdivisions                               16,727,421       20,777,354       21,245,769
       Mortgage-backed securities                                     177,260,887      155,376,150      153,484,605
       Other securities                                                20,105,340       14,727,925       11,342,609
       Federal Reserve Bank                                               569,600          551,550          551,550

                           TOTAL INVESTMENT SECURITIES                427,171,282      378,519,604      314,195,953
    Loans                                                             535,101,482      510,738,775      471,709,542
      Less: Unearned discount                                          19,790,657       27,659,684       26,182,653
            Reserve for possible loan losses                            6,699,043        6,281,109        5,970,451

                                             NET LOANS                508,611,782      476,797,982      439,556,438
    Bank premises and equipment                                        11,345,213       10,591,510        9,676,990
    Accrued interest receivable                                         7,556,960        6,657,326        5,163,945
    Intangible assets                                                   5,867,897        6,106,608        5,821,897
    Other assets                                                        8,269,409        6,305,990        9,531,975

                                          TOTAL ASSETS               *************    $915,501,209     $817,872,320


LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest bearing                                            $110,036,877     $103,006,969      $96,642,099
      Interest bearing                                                599,058,197      576,630,655      579,050,131

                                        TOTAL DEPOSITS                709,095,074      679,637,624      675,692,230

    Federal funds purchased and securities sold under
       agreements to repurchase                                        33,200,000       57,300,000       32,500,000
    Term borrowings                                                   155,550,000      105,550,000       40,550,000
    Obligations under capital lease                                             0                0                0
    Accrued interest and other liabilities                              8,639,877        6,724,070        5,313,157

                                     TOTAL LIABILITIES                906,484,951      849,211,694      754,055,387

    Shareholders' equity
       Preferred stock $100 stated value                                9,000,000                0                0
       Common stock $1.25 par value                                     4,378,938        3,485,187        3,457,460
       Surplus                                                         29,058,240       14,885,096       14,617,429
       Undivided profits                                               53,501,671       49,853,313       46,462,129
       Unrealized gains (losses) on available for sale securities          22,810       (1,930,414)        (715,325)
       Less:  Shares issued under
               employee stock plan - unearned                               2,574            3,667            4,760


                            TOTAL SHAREHOLDERS' EQUITY                 95,959,085       66,289,515       63,816,933

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,022,444,036     $915,501,209     $817,872,320

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                   Six Months Ended
                                                                          June 30,                            June 30,

INTEREST INCOME                                                      1995             1994               1995           1994
  Interest and fees on loans                                     $12,139,197       $9,851,999        $23,609,798    $19,187,054
  Interest and dividends on investments:
     U.S. Treasury                                                   301,681          489,192            598,522        971,682
     U.S. Government agencies and corporations                     3,582,587        1,569,272          6,961,544      3,124,097
     States and political subdivisions                               278,561          361,721            580,051        732,618
     Mortgage-backed securities                                    2,996,565        2,316,875          5,962,079      3,925,208
     Other securities                                                261,265          108,307            471,049        263,202
  Interest on federal funds sold                                           0                0             32,777              0
  Interest on deposits at other banks                                      0               75                  0          1,133

                                                                  19,559,856       14,697,441         38,215,820     28,204,994

INTEREST EXPENSE

  Interest on deposits
     Savings                                                       2,025,258        2,041,197          4,027,753      3,968,776
     Time                                                          4,322,839        2,203,747          8,211,762      4,203,063
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     Term borrowings                                               2,639,906          821,366          4,978,936      1,327,104
  Interest on capital lease                                                0              128                  0            629

                                                                   8,988,003        5,066,438         17,218,451      9,499,572

                                           NET INTEREST INCOME    10,571,853        9,631,003         20,997,369     18,705,422
Provision for possible loan losses                                   599,029          422,245            853,440        661,417

                                     NET INTEREST INCOME AFTER
                                     PROVISION FOR LOAN LOSSES     9,972,824        9,208,758         20,143,929     18,044,005

OTHER INCOME
  Fiduciary services                                                 347,170          417,511            687,106        724,708
  Service charges on deposit accounts                                703,646          633,184          1,365,405      1,196,822
  Other service charges, commissions and fees                        420,983          306,183            758,080        667,522
  Other operating income                                              52,268           24,684            110,526         24,869
  Investment security gain (loss)                                   (149,750)           1,430           (149,750)        (1,695)

                                                                   1,374,317        1,382,992          2,771,367      2,612,226

                                                                  11,347,141       10,591,750         22,915,296     20,656,231
OTHER EXPENSES
  Salaries, wages and employee benefits                            3,599,908        3,200,237          7,311,191      6,484,227
  Occupancy expense of bank premises, net                            558,126          488,328          1,098,194      1,021,616
  Equipment and furniture expense                                    453,749          433,447            879,907        848,330
  Other                                                            2,519,368        2,216,925          4,865,496      4,241,014

                                                                   7,131,151        6,338,937         14,154,788     12,595,187

                             INCOME BEFORE INCOME TAXES            4,215,990        4,252,813          8,760,508      8,061,044
Income taxes                                                       1,645,000        1,604,000          3,438,000      3,012,000

                                             NET INCOME           $2,570,990       $2,648,813         $5,322,508     $5,049,044

Earnings per common share                                              $0.92            $0.94              $1.89          $1.80

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Six Months Ended June 30, 1995 and 1994
Increase (Decrease) in Cash and Cash Equivalents
                                                                             1995           1994
----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                              $5,322,508     $5,049,044
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                                           721,641      1,092,070
      Net amortization of intangible assets                                  238,711        109,367
      Net accretion of security premiums and discounts                      (690,431)      (145,270)
      Provision for loan losses                                              853,440        661,417
      Provision for deferred taxes                                             9,156       (123,064)
      (Gain)\Loss on sale of investment securities                           149,750          1,695
      Change in interest receivable                                         (899,634)      (625,176)
      Change in other assets and other liabilities                          (736,546)    (1,053,018)
      Change in unearned loan fees and costs                                 (69,904)        23,040
----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                             4,898,691      4,990,105
----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                             3,950,250     10,900,000
  Proceeds from maturities of investment securities                       10,783,126     18,277,792
  Purchases of investment securities                                     (59,543,034)   (92,162,318)
  Net change in loans outstanding                                        (33,266,560)   (31,000,660)
  Capital expenditures                                                    (1,473,360)    (6,203,187)
----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                               (79,549,578)  (100,188,373)
----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts                                    (5,934,267)    39,940,357
  Net change in certificates of deposit                                   35,391,717     47,436,630
  Net change in term borrowings                                           25,900,000     15,500,000
  Payments on lease obligation                                                              (42,036)
  Issuance of common and preferred stock                                  24,066,891        265,342
  Cash dividends                                                          (1,674,150)    (1,489,181)
----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                            77,750,191    101,611,112
----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                        3,099,304      6,412,844
  Cash and cash equivalents at beginning of year                          30,522,189     27,512,278
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                33,621,493     33,925,122
====================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                   $15,738,173     $9,355,532
====================================================================================================
Cash Paid For Income Taxes                                                $3,553,478     $3,149,463
====================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH AND OTHER
INVESTING ACTIVITIES:

Gross change in unrealized net gains and (losses)
on available for sale securities                                           3,301,339     (2,385,764)

Proceeds from maturities of investment securities for 1995 included $3,788,999 from available for sale and $6,994,127 from held to maturity securities.

Purchases of investment securities for 1995 included $18,946,433 of available for sale and $40,596,601 of held to maturity securities.

All proceeds from sale of investment securities in 1995 related to available for sale securies.

The accompanying notes are an integral part of the consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                    June 1995


Note A -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

Note B -- Issuance of Common and Preferred Stock

     On June 30, 1995, Community Bank System, Inc. raised approximately $24 million by issuing 710,000 shares of its common stock at a price of $24.25 per share and 90,000 shares of its cumulative perpetual preferred stock at a price of $100 per share at a combined cost of issuance of $2.2 million. On July 10, 1995 an additional $3.5 million in capital was raised when Community Bank System, Inc. issued an additional 112,500 shares of its common stock pursuant to an overallotment option granted to the underwriter and 40,000 shares from its reserve for directors and employees, all at a price of $24.25 per share. This stock was issued principally in connection with the subsequent acquisition the 15 branch offices of Chase Manhattan Bank in Northern and Central New York during the third quarter of 1995.

Note C -- Acquisition

     On December 6, 1994, the company and the bank entered into a Purchase and Assumption Agreement ("the Agreement") with The Chase Manhattan Bank, N.A. ("Chase") to purchase certain assets and assume certain liabilities relating to the 15 Chase branches located in Norwich, Watertown (two), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two) and Penn Yan, New York.

     On July 14, 1995, the acquisition closed whereby the bank assumed deposits, accrued interest and other liabilities totalling approximately $390.9 million. In addition, the bank acquired certain small business and consumer loans totalling approximately $15.3 million; certain real property, furniture and equipment related to the branch facilities for a purchase price of approximately $5.1 million; and currency, coin and other assets totalling approximately $5.5 million. After paying a deposit premium of 8.25% on the deposits assumed totalling approximately $32.2 million, the bank received approximately $332.8 million in cash from Chase as consideration for the net deposit liabilities assumed.

     The bank may sell certain branch locations (including certain of the Chase branches) and related deposits consistent with its overall business objectives. As of the date of this report, the bank has had substantive discussions with potential purchasers, although no agreements to sell any branch locations or related deposits have been executed.

Part 1.   Financial Information

     Item 1.   Financial Statements

               The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

     Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the six months ended June 30, 1995 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Certain information pertaining to the July 14, 1995 acquisition by Community Bank, N.A. of 15 branch
locations   from The Chase Manhattan Bank, N.A. (the "Acquisition") is set forth at the conclusion of the discussion.

Earnings Performance Summary

                                   Three Months Ended             Change
                                   6/30/95     6/30/94        Amount   Percent

(000's)

Net Income                            $2,571      $2,649       ($78)     -2.9%

Earnings per share                     $0.92       $0.94     ($0.02)     -2.6%
Weighted average
     shares outstanding                2,802       2,813        (11)     -0.4%

Return on average assets                1.07%       1.34%     -0.27%      N/A
Average assets                      $961,237    $790,299   $170,937      21.6%

Return on average
     shareholders' equity              14.65%      16.76%     -2.11%      N/A
Average shareholders' equity         $70,390     $63,404     $6,986      11.0%

Percentage of average shareholders'
     equity to average assets           7.32%       8.02%     -0.70%      N/A


                                 Six Months Ended               Change
                                 6/30/95     6/30/94        Amount   Percent

(000's)

Net Income                            $5,323      $5,049       $273       5.4%

Earnings per share                     $1.89       $1.80      $0.09       5.0%
Weighted average
     shares outstanding                2,815       2,809          6       0.2%

Return on average assets                1.14%       1.34%     -0.20%      N/A
Average assets                      $945,594    $760,393   $185,201      24.4%

Return on average
     shareholders' equity              15.61%      16.16%     -0.55%      N/A
Average shareholders' equity         $68,779     $63,022     $5,757       9.1%

Percentage of average shareholders'
     equity to average assets           7.27%       8.29%     -1.01%      N/A

 * May not foot due to rounding

     Net income and earnings per share for second quarter 1995 were $2.571 million and $.92, down slightly by 2.9% and 2.6%, respectively, from the comparable 1994 period. For the first six months, net income rose 5.4% to a record high of $5.323 million; earnings per share also reached a record of $1.89, up 5.0% versus the same period last year.

     The reduction in second quarter earnings was in part caused by a $150,000 pre-tax loss on the sale of certain investment securities, the proceeds from which were reinvested at a substantially improved yield. In addition, approximately $75,000 in one-time expenses was incurred as part of the acquisition of 15 branches from The Chase Manhattan Bank, N.A., which was successfully completed on July 14, 1995.

     Though not impacting earnings for the quarter, CBSI's shareholder equity was significantly increased in late June by the sale of 710,000 shares of common stock and 90,000 shares of cumulative perpetual preferred stock raised to finance the Chase deposit and branch acquisition. As a result, the company's tier I leverage ratio ended the quarter at 9.04%, well above its norm. The July consummation of the Chase acquisition, which increased the bank's deposit base by approximately $390 million or 55%, has lowered this capital ratio to slightly above the minimum level for well-capitalized banks of 5.0%.

     Second quarter earnings were bolstered by continued good growth in loans, which climbed at a faster pace than in the first quarter and were up 15.7% over second quarter 1994; momentum remained strong in the indirect consumer loan area (11.9% growth during the last three months, largely due to automobile financing) and in business loans (up 5.3% during the same period). Loan growth combined with expansion in the bank's investment portfolio, which was funded with additional borrowings from the Federal Home Loan Bank in anticipation of virtually all current borrowings being paid down using the Chase branch deposits, resulted in net interest income increasing 9.8% over second quarter 1994 and 12.3% for the six-month period.

     The bank's net interest margin softened further during the second quarter to 4.74%, though at a reduced pace as compared to the October 1994 to March 1995 time period. This slower rate of decrease reflects the impact of lower rates being paid on certificates of deposit reflective of the reduction in general financial market rates over the last seven to eight months. Funding costs are also expected to be reduced by repayment of the bank's borrowings with the Chase deposits, which had an effective core deposit rate at June 30 of 3.78% versus the second quarter borrowing rate of 6.26%.

     Non-interest income, excluding investment security losses, rose 10.3% for the second quarter, bringing the increase for the first six months to 11.7% versus the comparable 1994 period. The improvement reflected higher fees from the sale of annuities, mutual funds, and employee benefit trust products as well as greater service charges and commissions from an expanded customer base gained from acquisitions in 1994.

     Overhead was up 12.5% in the second quarter, resulting in an overall 12.4% increase for the first six months of this year compared to 1994's results. More than half of the increase reflected personnel costs. Staff has been added because of the four branches acquired last year, as well as to support business development efforts. Other increases related to the new branches were reflected in greater occupancy, FDIC insurance, data processing, and deposit intangible amortization expense. Lastly, certain other costs amounting to approximately $115,000 for the six month period were incurred due to activities in preparation for the acquisition of the Chase branches.

     Asset quality remains good at the company. Net charge-offs for the quarter were very manageable at .25% of average loans; for the first half of 1995. The net charge-off ratio was essentially unchanged from the prior year at .18%. Nonperforming loans were reduced significantly during the second quarter to $1.6 million versus $3.3 million at year-end 1994. As a result, the ratio of nonperforming loans to loans outstanding stood at a very low .31% as of June 30, 1995. Loan loss provision expense was increased by almost 42% over the second quarter of 1994 so that the ratio of loan loss reserves to loans outstanding at June 30 could be maintained at 1.30%, a level presently considered sufficient in anticipation of approximately $15 million in loans purchased as part of the Chase branch acquisition. The present ratio of reserves to nonperformers is considered very ample by management at nearly 4.2 times.

     The following sections of this report discuss more fully the balance sheet and earnings trends summarized above.
Net Interest Income

     Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. On a tax-equivalent basis, net interest income for second quarter 1995 increased $896,000 (9.1%) over the same period in 1994 to $10.7 million. Compared with first quarter 1995, there was a $135,000 increase.

     The change in net interest income reflects both the change in net interest margin (yield on earning assets less cost of funds as a percentage of earning assets) and the change in earning asset levels. The table below shows these underlying dynamics.

For the Quarter      Net       Net    Yield on     Cost     Average    Loans /
Ended:             Interest  Interest  Earning      of      Earning    Earning
(000's)             Income    Margin    Assets    Funds      Assets     Assets
                    ------    ------    ------    ------     ------     ------
                                       Amount and Change                Period
                                     from Preceding Quarter               End
                    ------    ------    ------    ------     ------     ------

December 31, 1993
  Amount             $9,146      5.59%     8.36%     2.69%   $649,680      62.2%
  Change              ($224)    -0.20%    -0.23%    -0.12%        1.2%      0.6

March 31, 1994
  Amount             $9,251      5.51%     8.15%     2.72%   $680,577      59.1%
  Change               $105     -0.07%    -0.21%     0.03%        4.8%     (3.2)

June 30, 1994
  Amount             $9,802      5.34%     8.10%     2.82%   $736,720      59.1%
  Change               $552     -0.18%    -0.06%     0.10%        8.2%      0.0

September 30, 1994
  Amount            $10,380      5.31%     8.23%     2.99%   $776,195      59.1%
  Change               $578     -0.03%     0.14%     0.18%        5.4%      0.0

December 31, 1994
  Amount            $10,684      5.09%     8.39%     3.37%   $832,113      56.1%
  Change               $304     -0.21%     0.15%     0.38%        7.2%     (3.0)

March 31, 1995
  Amount            $10,564      4.88%     8.69%     3.90%   $877,322      56.1%
  Change              ($120)    -0.21%     0.30%     0.53%        5.4%      0.1

June 30, 1995
  Amount            $10,699      4.74%     8.73%     4.09%   $904,478      54.7%
  Change               $135     -0.14%     0.04%     0.19%        3.1%     (1.5)

Change from
June 30, 1994 to
June 30, 1995
  Amount               $896     -0.59%     0.64%     1.27%   $167,759      -4.4%
% Change                9.1%     ---       ---       ---         22.8%     ---

For the Year
Ended:
(000's)

June 30, 1994
  Amount            $19,053      5.42%     8.12%     2.77%   $708,803      59.1%
  Change               ---       ---       ---       ---        ---        ---

June 30, 1995
  Amount            $21,262      4.81%     8.71%     4.00%   $890,975      54.7%
  Change               11.6%    -0.61%     0.59%     1.22%       25.7%     (4.4)

Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.

       (b) Net interest income, margin, and earning asset yield figures exclude premiums on called bonds of $146, and $297 as of July 10 and October 10, 1993, respectively.

 * May not foot due to rounding

        From fourth quarter 1992 through mid-1994, margins narrowed because the yield on earning assets fell faster than the cost of funds rate. Since mid-1994 the margin has continued to narrow as the bank's cost of funds has increased at a faster pace than the earning asset yield. More specifically, from fourth quarter 1992 to second quarter 1994, the cost of funds rate (total interest expense divided by total deposits plus borrowings) was down only 28 basis points compared to a 110 basis point decline in earning asset yield. Since second quarter 1994, the cost of funds rate is up 137 BP largely due to an increasing volume of higher cost borrowings versus lower cost deposits (whose rate increases have lagged), while the yield on earning assets has grown only 63 BPs (as lower yielding loans have gradually matured or repriced and have been replaced with higher yields). Borrowings were essentially paid off on July 14 following consummation of the Chase acquisition.

     Comparing the quarter just ended to second quarter 1994, the net interest margin narrowed by 59 basis points due to a 64 basis point increase in the yield on earning assets compared to the cost of funds rate increasing by 127 basis points (for the same reasons outlined in the preceding paragraph). However, the $167.8 million increase in earning assets shown in the above table more than offset the impact of this shrinkage. Had margins remained constant, net interest income would have increased by $2.2 million versus $896,000 actually realized.

     A comparison of second quarter 1995 to first quarter 1995 shows a 14 BP decline in the net interest margin. The yield on earning assets remained relatively stable while the cost of funds rate rose 19 basis points because of
the growing mix of short-term borrowings.   The $27.2 million growth in earning
assets was more than enough to offset the declining margin as net interest income grew $135,000.

     Net interest margin is in the 51st percentile based on comparative peer data as of March 31, 1995. This performance is largely the result of high earning asset yields being in the 70th to 80th percentile, versus cost of funds being above norm in the 73rd percentile due to the increasing percentage of borrowings in the bank funding mix. All borrowings were paid off after the July 14, 1995 Chase acquisition.
Non-Interest Income

     Non-interest income, including service charges, commissions, overdraft fees, trust income and fees from other sources, totaled approximately $1.4 million for the three months ended June 30, 1995, essentially equal to the same period last year. This brings 1995 YTD non-interest income to $2.8 million, up 6.1% from the first six months of 1994.

                                      Three Months Ended             Change
                                      6/30/95     6/30/94        Amount
Percent

(000's)

Fiduciary services                      $347        $400       ($53)    -13.2%

Service charges on                      $704        $633        $70      11.1%
     deposit accounts

Annuity and mutual                     $125         $46        $79     170.7%
     fund sales

Other service charges,                  $256        $278       ($22)     -7.9%
     commissions, and fees

Net gain (loss) on sale                 ($57)        $26       ($83)   -317.2%
     of investments and
     other assets
                                       -------     -------    -------   -------
Total noninterest income
 - Amount                             $1,374      $1,383        ($9)     -0.6%
 - % of Average
     assets                             0.57%       0.70%     -0.13%      ---

                                        Six Months Ended               Change
                                      6/30/95     6/30/94        Amount
Percent

(000's)

Fiduciary services                      $687        $725       ($38)     -5.2%

Service charges on                    $1,365      $1,197       $169      14.1%
     deposit accounts

Annuity and mutual                      $253         $62       $191     307.6%
     fund sales

Other service charges,                  $505        $606      ($100)    -16.5%
     commissions, and fees

Net gain (loss) on sale                 ($39)        $23       ($62)   -269.3%
     of investments and
     other assets
                                     -------     -------    -------   -------
Total noninterest income
 - Amount                             $2,771      $2,612       $159       6.1%
 - % of Average
     assets                             0.59%       0.69%     -0.10%      ---

 * May not foot due to rounding

     As shown by the table above, 11.1% growth was experienced in income from service charges on deposits. This improvement reflects the full impact of four branches purchased during 1994 and efforts to reduce the number of waived charges. Annuity and mutual fund sales commissions, a program which began early in 1994, grew over 170% from one year earlier to $125,000.

     However, these increases were more than offset by declines in other non-interest income categories. Despite 15% growth in employee benefit trust income (due to continued sales efforts), fiduciary services fell 13.2% due to 22% lower personal trust income (due to timing, reduced demand and internal
competition with annuity/mutual funds sales).   Growth was also offset by
declining Visa merchant discount fees attributable to loss of a large vendor.

     Management recognizes that the company's level of non-interest income must be improved, its ratio to average assets being .57% for the quarter (in the first peer quartile). The 13 basis point decrease from one year earlier reflects CBSI's strong asset growth, primarily attributable to increased borrowing levels (which enhance net interest income but not fee income). Progress continues to be made to address this shortfall by maintaining competitive and value-based service charges; selling fixed rate annuities through the bank's 52 customer facilities; offering full service brokerage/financial planning products through dedicated sales representatives in selected markets; and selling/servicing residential mortgages (which began during mid-1994).

Non-Interest Expense

     Non-interest expense, or overhead, for the three months ended June 30, 1995 increased by $792,000 (12.5%) over the same period last year to $7.1 million, bringing the YTD total up 12.4% over the first six months of 1994 to $14.2 million. The table below summarizes the major components of change.

                                    Three Months Ended             Change
                                    6/30/95     6/30/94        Amount   Percent

(000's)

Personnel Expense                     $3,600      $3,200       $400      12.5%

Occupancy, furniture,                 $1,012        $922        $90       9.8%
     and equipment

Administrative and business           $1,369      $1,118       $251      22.5%
     development

All other expense                     $1,150      $1,099        $51       4.6%

                                     -------     -------    -------   -------
Total noninterest expense
 - Amount                             $7,131      $6,339       $792      12.5%
 - % of Average
     assets                             2.98%       3.22%     -0.24%      ---

Efficiency ratio                        58.3%       56.7%       1.7%      ---

                                      Six Months Ended               Change
                                     6/30/95     6/30/94        Amount   Percent

(000's)

Personnel Expense                     $7,311      $6,484       $827      12.8%

Occupancy, furniture,                 $1,978      $1,870       $108       5.8%
     and equipment

Administrative and business           $2,544      $2,081       $463      22.3%
     development

All other expense                     $2,321      $2,160       $161       7.5%

                                     -------     -------    -------   -------
Total noninterest expense
 - Amount                            $14,155     $12,595     $1,560      12.4%
 - % of Average
     assets                             3.02%       3.34%     -0.32%      ---

Efficiency ratio                        58.5%       58.1%       0.4%      ---

 * May not foot due to rounding

     Over 51% of the quarterly increase resides in personnel expense, the primary reasons being modest annual merit awards and an average 31 additional full-time equivalent (FTE) positions, resulting in a total of 440 employees as of June 30, 1995. These additions reflect the full impact of the three Columbia Savings branch acquisitions (21 FTE at end of second quarter 1994); the acquisition of the Chase Cato, New York branch in fourth quarter 1994; expanded business development efforts in the lending and fiduciary services functions; and the need to service the bank's increased transaction volumes over the last twelve months.

     The remainder of the quarter's overhead increase compared to the same quarter last year is spread over a number of expense categories. Higher occupancy expense resulted from the four new branches partially offset by a milder 1994-95 winter (as compared to the prior winter). Administrative expenses were up due to higher supplies and deposit insurance (both increases due to branch acquisitions). The amortization of intangibles rose $57,000 primarily due to the acquisition of the Columbia branches, whose $5.5 million premium (or 8.6% of the deposits assumed) added approximately $365,000 per annum over the prescribed 15 year amortization period. Finally, there were various other increases related to inflation, volume growth and acquisitions.

     The above increases were offset by lower advertising expense (caused by more in-house ad creation and reduced rate associated advertising) and reduced Visa processing expense, related to the loss of a large vendor.

     As a percentage of average assets, annualized overhead declined from 3.22% in second quarter 1994 to 2.98% in second quarter 1995; the latter level is now favorably below the peer norm and is attributable to persistent cost control efforts as well as asset growth (much of which was in the bank's investment portfolio, which requires minimal overhead). CBSI's efficiency ratio (operating expense divided by recurring operating income) increased slightly in 1995 from 58.1% last year to 58.5% this year. As of December 31, 1994, the bank's efficiency ratio was in the 39th peer percentile according to Sheshunoff Information Services, Inc.

Income and Income Taxes

     Income before tax was approximately $4.2 million for the quarter ended June 30, 1995, a $37,000 (.9%) decrease from the same period last year, bringing the
YTD total to $8.8 million or 8.7% more than the first half of 1994.   As shown
by the table below, the increases in overhead for YTD 1995 are offset by greater net interest income and higher non-interest income.

                                      Three Months Ended             Change
                                     6/30/95     6/30/94        Amount   Percent

(000's)

Net interest income                  $10,572      $9,631       $941       9.8%

Loan loss provision                     $599        $422       $177      41.9%

Net interest income                   $9,973      $9,209       $764       8.3%
  after provision for
  loan losses

Other income                          $1,374      $1,383        ($9)     -0.6%

Other expense                         $7,131      $6,339       $792      12.5%

Income before                         $4,216      $4,253       ($37)     -0.9%
  income tax

Income tax                            $1,645      $1,604        $41       2.6%

Net income                            $2,571      $2,649       ($78)     -2.9%



                                    Six Months Ended               Change
                                   6/30/95     6/30/94        Amount   Percent

(000's)

Net interest income                  $20,997     $18,705     $2,292      12.3%

Loan loss provision                     $853        $661       $192      29.0%

Net interest income                  $20,144     $18,044     $2,100      11.6%
  after provision for
  loan losses

Other income                          $2,771      $2,612       $159       6.1%

Other expense                        $14,155     $12,595     $1,560      12.4%

Income before                         $8,761      $8,061       $699       8.7%
  income tax

Income tax                            $3,438      $3,012       $426      14.1%

Net income                            $5,323      $5,049       $273       5.4%


 * May not foot due to rounding

As a result of higher pre-tax income, YTD income taxes increased by $426,000. CBSI's marginal tax rates are 35% federal and 9% state (plus a 7.5% surcharge scheduled to be phased out over time). Second quarter 1995's effective tax rate was 39.0% and is higher than second quarter 1994's rate due to a decreasing proportion of tax-exempt municipal. Compared to our peers, the company's effective tax rate is unfavorable because of New York State's very high tax level as well as tax exempt security holdings being slightly below the norm.

Capital

                                       Six Months Ended               Change
                                     6/30/95     6/30/94        Amount   Percent

Tier 1 leverage ratio                   9.04%       7.22%      1.82%      N/A
Tier 1 capital to                      16.12       13.09       3.03       N/A
  risk asset ratio

Cash dividend declared                 $0.60       $0.54      $0.06      11.1%
  per common share
Dividend payout                         31.5%       29.5%      1.96%      N/A

Book value per share: Total           $24.82      $23.07      $1.75       7.6%
                    : Tangible         23.15       20.97       2.18      10.4


      As of June 30, 1995, the tier I leverage ratio of 9.04% was 182 basis points higher than one year earlier. The increase in the ratio is partially attributable to favorable second quarter earnings and continued amortization of intangibles from previous acquisitions. Additionally, 710,000 shares ($17.2 million) in common stock and 90,000 ($9.0 million) shares in preferred stock were issued on the last day of the quarter to raise capital (net proceeds of $24 million) for the Chase branch acquisition which occurred on July 14, 1995. The $39,000 positive after tax market value adjustment for the available-for-sale investment portfolio is excluded from the leverage calculation per the OCC's definition.

     CBSI's tier I leverage ratio is well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. As noted more fully below, the Chase branch acquisition resulted in a decrease in tier I leverage ratio. CBSI and the bank were still classified as "well capitalized" immediately following consummation of the acquisition.

     As a result of the aforementioned reasons, the tier I risk-based capital ratio as of June 30, 1995 was 16.12%, or 303 basis points higher than it was as of June 30, 1994. This compares to a 6% "well-capitalized" regulatory minimum. To the degree that earning asset growth results from investment purchases, this risk-based ratio is more favorable than the nominal leverage ratio since investments have a lower risk component than most loans.

     Total capital reached $96.0 million as of June 30, 1995, $32.1 million (50.4%) higher than twelve months earlier. This increase is attributable to net income of $10.4 million over the twelve months ended June 30, 1995 versus dividends declared on common stock of $3.3 million during the same time frame. The remaining difference is due to the $24 million in net issued capital proceeds for the Chase acquisition, additional shares issued in exercise of incentive stock options and changes in the market value adjustment. The higher YTD dividend shown above reflects a 3 cent per share increase (11.1%) in the quarterly dividend approved by the CBSI Board of Directors in August 1994, the fourth dividend increase within three years. The YTD 1995 dividend payout of 31.5% is at the low end of the company's targeted 30-40% guideline.

     Book value per share increased 7.6% from June 30, 1994 while tangible book value per share rose 10.4%, reflecting regular amortization of the deposit intangibles resulting from the 1994 and previous acquisitions.

     The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below.


For the Quarter     Market    Market    Market      # of       Cash     Share
Ended:              Price     Price     Price      Shares    Dividend   Volume
                     High      Low      Close   Outstanding  Declared   Traded
                    ------    ------    ------     ------     ------    ------
                                       Amount and Change
                                     from Preceding Quarter
                    ------    ------    ------     ------     ------    ------
December 31, 1993
   Amount           $30.50    $27.88    $28.50   2,748,318     $0.27    253,000
   Change              1.7%      7.2%     -5.0%        0.1%      0.0%    -45.8%

March 31, 1994
   Amount           $30.75    $28.50    $29.25   2,749,518     $0.27    128,929
   Change              0.8%      2.2%      2.6%        0.0%      0.0%    -49.0%

June 30, 1994
   Amount           $30.50    $28.50    $30.50   2,765,968     $0.27    253,665
   Change             -0.8%      0.0%      4.3%        0.6%      0.0%     96.7%

September 30, 1994
   Amount           $31.75    $29.00    $31.00   2,775,150     $0.30    186,797
   Change              4.1%      1.8%      1.6%        0.3%     11.1%    -26.4%

December 31, 1994
   Amount           $31.75    $25.75    $26.25   2,788,150     $0.30    146,706
   Change              0.0%    -11.2%    -15.3%        0.5%      0.0%    -21.5%

March 31, 1995
   Amount            $27.75    $25.25    $27.13   2,788,150     $0.30   343,668
   Change            -12.6%     -1.9%      3.3%        0.0%      0.0%    134.3%

June 30, 1995
   Amount           $29.00    $24.25    $25.50   3,503,150     $0.30  1,945,143
   Change              4.5%     -4.0%     -6.0%       25.6%      0.0%    466.0%

Change from
June 30, 1994 to
June 30, 1995
  Amount           ($1.50)   ($4.25)   ($5.00)    737,182     $0.03   1,691,478
% Change             -4.9%    -14.9%    -16.4%       26.7%     11.1%     666.8%

Loans

     Loans outstanding, net of unearned discount, were a record $515.3 million as of June 30, 1995, a very favorable $69.8 million (15.7%) growth over the prior twelve months. As shown in the table below, CBNA is predominantly a retail bank, with over 70% of its outstandings spread across three basic consumer loan types. Strong growth in the last year has been experienced in consumer indirect and business lending. Additionally, modest growth occurred in consumer direct and consumer mortgages. All four types are more fully defined in the company's 1994 annual report.


For the Quarter    Consumer   Consumer   Consumer   Business  Total    Yield on
Ended:              Direct    Indirect   Mortgages   Lending  Loans     Loans
(000's)             ------     ------     ------     ------   ------   ------
                                           Amount and Change           Quarterly
                                        from Preceding Quarter          Average
                    ------     ------     ------     ------   ------    ------

December 31, 1993
    Amount         $95,502    $74,321   $127,618   $120,430   $417,871    9.15%
    Change           0.4%       3.1%       6.2%       9.7%       5.2%    (0.15)

March 31, 1994
    Amount         $92,908    $77,103   $133,085   $123,373   $426,470    9.02%
    Change            -2.7%       3.7%       4.3%       2.4%       2.1%  (0.13)

June 30, 1994
    Amount         $93,768    $86,230   $138,349   $127,180   $445,527    9.07%
    Change             0.9%      11.8%       4.0%       3.1%       4.5%   0.05

September 30, 1994
    Amount         $98,280    $94,464   $142,012   $134,724   $469,480    9.12%
    Change             4.8%       9.5%       2.6%       5.9%       5.4%   0.05

December 31, 1994
    Amount         $98,777   $102,491   $143,137   $138,675   $483,079    9.26%
    Change             0.5%       8.5%       0.8%       2.9%       2.9%   0.14

March 31, 1995
    Amount         $98,633   $113,895   $142,289   $140,477   $495,294    9.52%
    Change            -0.1%      11.1%      -0.6%       1.3%       2.5%   0.26

June 30, 1995
    Amount         $97,480   $127,439   $142,413   $147,978   $515,311    9.60%
    Change            -1.2%      11.9%       0.1%       5.3%       4.0%   0.08


Change from
June 30, 1994 to
June 30, 1995
    Amount         $3,712    $41,209     $4,064    $20,798    $69,784     0.53
    Change            4.0%      47.8%       2.9%      16.4%      15.7%     N/A

Loan mix
June 30, 1994        21.0%      19.4%      31.1%      28.5%     100.0%
June 30, 1995        18.9%      24.7%      27.6%      28.7%     100.0%
    Change           -2.1%       5.4%      -3.4%       0.2%      ---

 * May not foot due to rounding

     Almost 60% of the bank's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations), which grew 48%. This reflects both high automobile demand industry-wide, which began in the spring of 1993, as well as continued greater emphasis on this product line in the bank's Southern Region. These factors produced a strong 11.9% increase in the quarter just ended. Approximately 55% of the bank's indirect automobile loans are used versus 45% new. About 7% of the consumer indirect portfolio consists of mobile homes, and recreational and other vehicles.

     Almost 30% of the bank's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which grew nearly 16.4%. Though a relatively low prime lending rate has encouraged borrowing in the last year, small- and medium-sized companies have also been receptive to CBSI's responsive and personalized service. In addition, experienced lending officers who have joined the bank in the last two years have enhanced commercial loan growth, and branch acquisitions have opened new markets for business lending. Growth during the most recent quarter of 4.0% is the highest since third quarter 1994.

     The minimal 2.9% increase in consumer mortgages since second quarter 1994 (or 6% of total loan growth) is attributable to the increasing mortgage rate environment, the continued wind-down of the fixed rate refinancing boom of the last two years, and a program to sell mortgages in the secondary market implemented by the bank in third quarter 1994. Volume essentially remained unchanged in second quarter 1995 with $994,000 in secondary market sales. Considering mortgage sales and normal portfolio amortization, management anticipates little future net growth within this loan type.

     Consumer direct loans have grown a favorable 4.0% since June 30, 1994. This category has been essentially flat since the end of 1992 after the accumulation and periodic sale of student loans is considered. The line of business started to show small increases in mid-1994 but has since leveled with a flat quarter for conventional installment and direct personal lending and a slight decline in borrowing under home equity lines of credit.

     Loans at the bank have now climbed for thirteen consecutive quarters, which compares very favorably to the banking industry in general. The change in loan portfolio mix by type over the last year is shown at the bottom of the above table. While the mix of consumer mortgages fell in the last twelve months after a sharp increase in 1991-1993, the indirect loan share continues to rise after a slide which started before the 1990 recession and eased late in 1993. Although there has been growth in consumer mortgages and consumer direct, the loan mix of each fell with stronger growth in other loan categories.

     As discussed in the net interest income section of this report, earning asset yields have grown 64 basis points over the last twelve months. Despite a 210 basis point increase in the average prime rate for the three months ending June 30, 1995 over the same period last year, the loan yield has grown only 53 basis points. This has resulted from the slow runoff of lower yielding loans and market pressure keeping rates on many loan types relatively low. Nonetheless, the bank's predominantly retail loan mix and related pricing objectives have maintained a very favorable overall loan yield, being in the 86th peer percentile based on data as of March 31, 1995.

Loan Loss Provision and Reserve for Loan Losses

     The provision for future loan losses was $599,000 for the three months ended June 30, 1995, up $177,000 (41.9%) versus the same period last year.

     Net charge-offs for the quarter were $324,000 (.26% of loans), up from $159,000 for second quarter 1994 due to a $210,000 increase in gross charge offs (primarily attributable to the partial charge-off of one large commercial loan) offset by a slight increase in recoveries. The bank's net charge-offs to average loans ratio is slightly below the peer norm, being in the 40th percentile as of March 31, 1995.


                          3 Months   3 Months    6 Months   6 Months   12 Months
(000's or % Ratios)        June 30,   June 30,   June 30,   June 30,    Dec 31,
                             1995       1994      1995        1994       1994
----------                   ----       ----       ----       ----       ----

Net Charge-offs               $324       $159       $436       $398     $1,128
Net Charge-offs/Ave Loans     0.26%      0.15%      0.18%      0.19%      0.25%

Gross Charge-offs             $492       $282       $790       $620     $1,616
Gross Charge-offs/Ave Loans   0.39%      0.26%      0.32%      0.29%      0.36%

Recoveries                    $168       $123       $354       $222       $488
Recoveries/Prior year         41.8%      35.0%      44.2%      31.8%      34.6%
      gross charge offs


     The strong loan growth discussed above caused the ratio of loan loss reserve to total loans to fall slightly from a year ago to 1.30%. Despite the ratio's decline, the reserve reached a new high at quarter end of $6.7 million. Management believes that having a loan loss reserve ratio in the neighborhood of 1.25% is consistent with the bank's credit quality, which has enabled the reserve for loan losses to cover the level of non-performing loans by approximately two times or more since the bank's restructuring as a single bank. Current coverage of loan loss reserves over non-performers is very favorable at 416% (an increase from 282% a year ago due to growth in the provision for loan losses and lower non-performing loans). Included in this coverage is an ample 12.6% in reserves to absorb general, unforeseen losses.

                          3 Months   3 Months    6 Months   6 Months   12 Months
(000's or % Ratios)       June 30,   June 30,   June 30,   June 30,    Dec 31,
                            1995       1994       1995       1994       1994
 ----------                 ----       ----       ----       ----       ----

Non-Performing Loans        $1,611     $2,114     $1,611     $2,114     $3,258
Non-Performing Loans/Loans    0.31%      0.47%      0.31%      0.31%      0.67%

Loan Loss Allowance         $6,699     $5,970     $6,699     $5,970     $6,281
Loan Loss Allowance/Loans     1.30%      1.34%      1.30%      1.34%      1.30%

Loan Loss Allowance/           416%       282%       416%       282%       193%
     Non-Performing Loans

Loan Loss Provision           $599       $422       $853       $661     $1,702
Loan Loss Provision/           185%       265%       196%       166%       151%
     Net Charge-offs

     Non-performing loans decreased nearly 24% from twelve months earlier to $1.6 million as of the most recent quarter end, largely attributable to the charge off of one large commercial loan and its subsequent take out by the Farmers Home Administration. Also down from the June 30, 1994 level was the ratio of non-performers to loans outstanding to .31% as of June 30, 1995; the higher .64% level at March 31, 1995 was in the 42nd percentile.

     The ratio of loan loss provision to net charge offs for the most recent quarter end was 185%, well below the 265% ratio twelve months earlier due to the higher level of charge-offs in the quarter just ended.

     The following table reflects the detail on non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .19% as of June 30, 1995, down 12 basis points from a year ago due largely to a charge-off of one non-performing commercial loan. There is no troubled debt restructuring as of the most recent quarter end versus $39,000 one year earlier; the change reflects being paid out of previously restructured commercial loans. OREO for all periods is recorded at the lower of cost or market less estimated cost to sell. The ratio of nonperforming assets to loans plus OREO at .37% remains below the company's goal of less than .75%.

                           6 Months   6 Months   12 Month   12 Month  12 Months
(000's or % Ratios)        June 30,   June 30,    Dec 31,    Dec 31,    Dec 31,
                             1995       1994       1994       1993       1992
----------                   ----       ----       ----       ----       ----

Loans accounted for on a    $1,310     $1,550     $2,396     $1,738       $881
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                 $301       $564       $862       $653       $726
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings             $0        $39        $15       $243       $356
Other Real Estate (OREO)      $299       $390       $223       $433       $459
                             -----      -----      -----      -----      -----
Total Non-Performing Assets $1,910     $2,543     $3,496     $3,067     $2,422
Total Non-Performing Assets/  0.19%      0.31%      0.38%      0.43%      0.36%
    Total Assets

Total Non-Performing Assets/  0.37%      0.57%      0.72%      0.73%      0.67%
Total Loans & OREO

 * May not foot due to rounding

     Total delinquencies at $4.3 million (loans greater than 30 days past due plus nonaccruals) declined 24% from one year earlier, and the ratio to total loans at .80% is very favorable and improved from prior periods. The reason for the dollar decrease is the quarter's higher level of commercial loan charge-offs causing time & demand delinquencies to decrease substantially. Despite strong growth in installment loans, delinquencies in this category decreased 24% due to improved collection efforts. Real estate delinquencies increased slightly due to a higher level of non-accrual loans.
Delinquencies            3 Months   3 Months    12 Month   12 Month   12 Month
30 days - Non-accruing    June 30,   June 30,    Dec 31,    Dec 31,    Dec 31,
(000's or % Ratios)         1995      1994        1994       1993       1992
----------                  ----       ----       ----       ----       ----

Total Delinquencies        $4,259     $5,605     $6,765     $7,004     $6,894
Ratio to Total Loans         0.80%      1.19%      1.32%      1.58%      1.76%

Time & Demand              $1,329     $2,299     $3,107     $2,633     $1,758
Ratio to Time & Demand       0.86%      1.71%      2.14%      2.07%      1.72%

Installment                $1,762     $2,330     $2,664     $3,156     $4,026
Ratio to Installment         0.86%      1.40%      1.41%      2.01%      2.53%

Real Estate                $1,168       $976       $994     $1,214     $1,110
Ratio to Real Estate         0.67%      0.57%      0.56%      0.76%      0.85%

Note:  Ratios to Gross Loans

 * May not foot due to rounding

Deposits

     Deposits are the primary source of funding for loans and investments as measured by the deposits to earning asset ratio. This ratio is down 8.1 percentage points from a year ago to 78.8%, reflecting borrowings as an increased source of funding in order to achieve management's balance sheet leverage objectives and in anticipation of the Chase branch acquisition. Average earning assets have increased $167.8 million over the last twelve months, while average deposits have grown only $72.6 million.

     The table below displays the components of total deposits including volume and rate trends over the last seven quarters.

For the Quarter       Average   Average   Average   Average   Average   Average
Ended:                 Demand   Savings    Money      Time     Total   Deposits/
(000's)                                    Market             Deposits  Earning
                       ------    ------    ------    ------    ------    Assets
                                         Amount and Average Rate
                       ------    ------    ------    ------    ------    ------
December 31, 1993
    Amount            $91,701  $241,030   $75,144  $193,265  $601,141      92.5%
Yield / Rate            ----       2.53%     2.50%     4.17%     2.67%

March 31, 1994
    Amount            $92,522  $241,123   $72,003  $196,099  $601,747      88.4%
Yield / Rate            ----       2.49%     2.52%     4.13%     2.65%

June 30, 1994
    Amount            $96,131  $252,259   $77,514  $214,297  $640,200      86.9%
Yield / Rate            ----       2.49%     2.47%     4.12%     2.66%

September 30, 1994
    Amount           $101,110  $256,496   $77,446  $244,149  $679,201      87.5%
Yield / Rate            ----       2.64%     2.62%     4.24%     2.82%

December 31, 1994
    Amount           $104,427  $248,710   $68,067  $262,359  $683,564      82.1%
Yield / Rate            ----       2.56%     2.67%     4.77%     3.03%

March 31, 1995
    Amount           $102,850  $237,540   $66,035  $295,808  $702,233      80.0%
Yield / Rate            ----       2.63%     2.83%     5.33%     3.40%

June 30, 1995
    Amount           $104,882  $233,875   $63,308  $310,756  $712,820      78.8%
Yield / Rate            ----       2.68%     2.94%     5.58%     3.57%

Change in quarterly average
outstandings & yield / rate
June 30, 1994 to
June 30, 1995
    Amount             $8,751  ($18,384) ($14,206)  $96,459   $72,620      -8.1%
  % Change                9.1%     -7.3%    -18.3%     45.0%     11.3%
Change (% pts)          ----       0.19      0.47      1.45      0.91

Deposit Mix
June 30, 1994            15.4%     40.1%     12.0%     32.6%    100.0%
June 30, 1995            14.6%     33.8%      9.4%     42.1%    100.0%
    Change               -0.7%     -6.2%     -2.6%      9.5%    ----

Year-to-date average
outstandings: (000's)


June 30, 1994
    Amount            $94,337  $246,722   $74,773  $205,248  $621,080      87.6%
Yield / Rate            ----       2.49%     2.49%     4.13%     2.65%     ----

June 30, 1995
    Amount           $103,871  $235,697   $64,664  $303,323  $707,556      79.4%
Yield / Rate            ----       2.65%     2.89%     5.46%     3.49%     ----

Change in YTD average
outstandings & yield / rate
from June 30, 1994 to
June 31, 1995
    Amount             $9,535  ($11,024) ($10,109)  $98,075   $86,476      (8.2)
  % Change               10.1%     -4.5%    -13.5%     47.8%     13.9%     ----
Change (%pts)            ----      0.17      0.39      1.33      0.84

 * May not foot due to rounding

     Average total deposits for the quarter were 11.3% higher than second quarter 1994. As shown by the table, virtually all of the deposit growth was in time deposits (up $96.5 million), with the remainder split between $8.8 million in demand deposit growth and declines in savings and money markets. The major reasons for the total deposit increase were the $62.4 million Columbia Banking, FSA deposit acquisition late in second quarter 1994, the Chase Cato branch acquisition in fourth quarter 1994, and an expanded business customer base consistent with increases in commercial loans.

     The deposit mix has changed slightly since second quarter 1994. Time deposits have increased with the recent upturn in financial market rates as funds shifted back from temporarily being parked in savings and money market accounts. Additionally, the time deposit mix expanded with the high proportion of time deposits in the acquired Columbia branches.

     While borrowing costs have risen 219 BP with movement in the Fed Funds rate over the past year (see table in the following section), the above table shows that the average rates on interest bearing deposits have lagged behind this increase, moving up only 91 BP. Savings and money market rates accounted for the lag increasing only 19 BP and 47 BP, respectively. As of March 31, 1995, the bank's average rate on interest bearing deposits was in the 53rd peer percentile.

     After having steadily fallen for a number of quarters, the average rate on total deposits bottomed out in first quarter 1994 and has increased since then. The 17 basis point rise in average cost of deposits during the quarter just ended, is attributable to market pressures increasing personal and business deposit rates; rate paid on large liability public funds have fallen.

Liquidity and Borrowing Position

     Liquidity involves the ability to raise funds to support asset growth, to meet requirements for deposit withdrawals, to maintain reserve requirements, and to otherwise sustain operations. This is accomplished through maturities of loans and investments, deposit growth, and access to sources of funds other than local deposits (such as borrowings from the Federal Home Loan Bank, selling securities under agreements to repurchase, and various other sources). All of these factors are considered by management in evaluating the bank's liquidity requirements and position assessment.

     The bank's liquidity level is very favorable as of June 30, 1995 when considering loan and deposit flows that were received within 30 days of quarter end from the 15 Chase branches. In the event of a liquidity crisis, over $265 million (essentially short term assets minus short term liabilities) or 26.5% of assets could be converted into cash within a 30-day time period. This puts the liquidity position well above the bank's 7.5% policy minimum. The same policy minimum applies to projections over a 90-day period for which the actual ratio is 24.7% as of this quarter end. This longer period encompasses continued service to loan customers and normal loan and deposit flows, anticipating viability of the institution after coping with the initial crisis. While this liquidity approach and related measures have been practiced by leading banks for a number of years, they have been validated by the New England banking crises in the last decade.

     As shown by the statement of cash flows preceding the Management Discussion and Analysis, the bank's cash and cash equivalents grew $3.1 million YTD to $33.6 million as of June 30, 1995. YTD net cash was provided by operating activities of $4.9 million (caused by favorable earnings). Financing activities cash of $77.8 million (attributable to growth in time deposit, borrowings and capital) provided cash that was utilized by investing activities of $79.5 million (due to investment purchases and loan growth).

     The following table shows the trend of loans, investments, large liability certificates of deposit and other borrowings over the last seven quarters.

For the Quarter       Average    Average     Ave Core    Ave CDs    Average   Interest
Ended:                 Loans   Investments   Deposits   >$100,000   Borrowings   Bearing
(000's)                           (a)         (b)                             Liabilities
                      ------     ------      ------      ------      ------      ------
                              Amount and Average Yield / Rate
                      ------     ------      ------      ------      ------      ------

December 31, 1993
   Amount            $404,944    $244,735    $576,448     $24,693     $26,394    $535,834
Yield / Rate             9.15%       6.58%       2.64%       3.35%       3.16%       3.15%

March 31, 1994
   Amount            $419,874    $260,703    $576,613     $25,134     $58,850    $568,074
Yield / Rate             9.02%       6.77%       2.60%       3.72%       3.49%       3.16%

June 30, 1994
   Amount            $435,678    $301,042    $605,653     $34,548     $81,048    $625,117
Yield / Rate             9.07%       6.68%       2.60%       3.67%       4.07%       3.25%

September 30, 1994
   Amount            $454,383    $321,811    $644,302     $34,899     $79,676    $657,767
Yield / Rate             9.12%       6.98%       2.74%       4.33%       4.50%       3.45%

December 31, 1994
   Amount            $473,920    $358,193    $642,190     $41,374    $129,074    $708,211
Yield / Rate             9.26%       7.23%       2.91%       4.78%       5.18%       3.87%

March 31, 1995
   Amount            $488,436    $388,886    $644,375     $57,858    $153,625    $753,008
Yield / Rate             9.52%       7.64%       3.18%       5.89%       6.17%       4.43%

June 30, 1995
   Amount            $507,159    $397,319    $650,142     $62,679    $169,277    $777,216
Yield / Rate             9.60%       7.62%       3.37%       5.71%       6.26%       4.64%

Change in quarterly average
outstandings & yield / rate
from June 30, 1994 to
June 30, 1995

   Amount             $71,481     $96,278     $44,489     $28,131     $88,230    $152,099
 % Change                16.4%       32.0%        7.3%       81.4%      108.9%       24.3%
Change (%pts)            0.53        0.94        0.76        2.04        2.19        1.39

Year-to-date average
outstandings: (000's)

June 31, 1994
   Amount            $427,820    $280,984    $591,213     $29,867     $70,010    $596,753
Yield / Rate             9.04%       6.72%       2.60%       3.69%       3.82%       3.21%

June 31, 1995
   Amount            $497,849    $393,126    $647,274     $60,282    $161,494    $765,179
Yield / Rate             9.56%       7.63%       3.27%       5.80%       6.22%       4.54%

Change in YTD average
outstandings & yield / rate
from June 30, 1994 to
June 31, 1995
   Amount             $70,030    $112,142     $56,061     $30,415     $91,484    $168,425
 % Change                16.4%       39.9%        9.5%      101.8%      130.7%       28.2%
Change (%pts)            0.52        0.91        0.67        2.11        2.39        1.33

Note:  (a)  Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on called bonds of $146 and $297 as of July 10 and October 10, 1993, respectively.

       (b) Defined as total deposits minus CD's > $100,000. Rate includes impact of non-interest bearing transaction accounts.

 * May not foot due to rounding

     Borrowings for second quarter 1995 averaged $169.3 million compared to $81.0 million for second quarter 1994. This resulted from the bank's strategy to increase net interest income by expanding earning assets as long as loan and investment opportunities are attractive and non-deposit funding sources are sufficient. In addition, borrowings are constrained by an internal guideline not to exceed 50% of assets eligible to collateralize borrowings.

     As of the most recent quarter end, the bank's Federal Home Loan Bank borrowings were comprised of 90 day terms or less, with 18% at the currently manageable overnight rate. The bank's asset/liability management committee monitors the trade-off between raising funds through retail deposits versus large liability certificates of deposit and other borrowings. Management uses borrowings and certificates of deposit interchangeably according to the more cost effective option for the maturity of funds desired. On a short-term basis, borrowings also cushion fluctuations in deposits; the bank services a large municipal deposit base that varies with seasonal cash requirements and revenue flows.

     With inflow of acquired deposits from the Chase branches, borrowings were virtually paid off at the time of acquisition. This was the main reason behind management's decision to maintain a relatively high short-term borrowing position prior to the date of consummation. CBSI does not currently anticipate additional borrowings until fourth quarter 1995.

Investments and Asset/Liability Management

     The level and composition of the bank's investment portfolio is designed to balance the constraints of liquidity, interest rate risk, capital and credit risk, while providing an acceptable rate of return. In meeting that objective, the portfolio at quarter end comprised 43.9% of earning assets and contributed a substantial steady stream of interest income using high quality securities with relatively short maturities.

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

For the Quarter           U.S.     Mtg-Backs     Tax       Other      Total      Invests/
Ended:                   Gov'ts       (a)      Exempts      (b)    Investments   Earning
(000's)                  ------     ------     ------     ------     ------      Assets
                                          Amount and Change
                                       from Preceding Quarter                   (Period
                         ------     ------     ------     ------     ------        End)
December 31, 1993
    Amount             $114,413   $108,320    $24,585     $6,227   $253,544       37.8%
    Change                  2.8%       6.9%     -11.0%      -4.0%       2.8%      (0.6)

March 31, 1994
    Amount             $120,183   $144,472    $23,807     $7,091   $295,553       40.9%
    Change                  5.0%      33.4%      -3.2%      13.9%      16.6%       3.2

June 30, 1994
    Amount             $127,571   $153,485    $21,246    $11,894   $314,196       40.9%
    Change                  6.1%       6.2%     -10.8%      67.7%       6.3%      (0.0)

September 30, 1994
    Amount             $145,870   $146,423    $22,166    $10,444   $324,902       40.9%
    Change                 14.3%      -4.6%       4.3%     -12.2%       3.4%       0.0

December 31, 1994
    Amount             $187,087   $155,376    $20,777    $15,279   $378,520       43.9%
    Change                 28.3%       6.1%      -6.3%      46.3%      16.5%       3.0

March 31, 1995
    Amount             $192,526   $162,408    $17,762    $14,482   $387,177       43.9%
    Change                  2.9%       4.5%     -14.5%      -5.2%       2.3%      (0.1)

June 30, 1995
    Amount             $212,508   $177,284    $16,727    $20,675   $427,195       45.3%
    Change                 10.4%       9.2%      -5.8%      42.8%      10.3%       1.5


Change from
June 30, 1994 to
June 30, 1995
    Amount              $84,937    $23,800    ($4,518)    $8,781   $112,999        4.4%
    Change                 66.6%      15.5%     -21.3%      73.8%      36.0%      ---

Investment Mix
June 30, 1994              40.6%      48.8%       6.8%       3.8%     100.0%
June 30, 1995              49.7%      41.5%       3.9%       4.8%     100.0%
    Change                  9.1%      -7.4%      -2.8%       1.1%      ---

Note:  (a)  Includes CMOs and pass throughs
       (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock

 * May not foot due to rounding

     Investments totaled $427 million for the quarter just ended, up $113 million (36.0%) from the second quarter of 1994. This increase is attributable to: (a) the previously mentioned strategy of increasing net interest income by growing earning asset levels when favorable investment opportunities are available and (b) some preinvesting of anticipated deposits from the 15 Chase branches.

     As rates were rising in the first and second quarters in 1994, cash flow producing investments (such as 15 year seasoned mortgage backed securities) were purchased to provide an expected flow of funds for reinvestment at higher rates later on. Thus, significant growth (34%) was seen from December 1993 to March 1994 in mortgage backed securities. In the middle of second quarter 1994, as rates began to level (and fall slightly in first quarter 1995), call protection investments were purchased. During second quarter 1995, with uncertainty in the financial markets, there was similar growth in both of these major investment categories (including a share of floating rate mortgaged backed instruments).

     With the strong growth in call protection investments in the third and fourth quarters of 1994, there is less growth over the last twelve months in mortgage backed securities (15.5.% to $177.3 million) than in call protection U.S. Governments (66.6% to $212.5 million).

     Additional growth in investments resulted from significant increases in the bank's Federal Home Loan Bank stock level (reflected in other investments) as required by increased FHLB borrowing levels.

     Over the last twelve months, the investment portfolio mix has shifted such that there are increased proportions of U.S. Government securities (50% as of June 30, 1995) and other investments (Federal Home Loan Bank stock), with a decreasing proportion of tax exempt and mortgage backed securities.

     The average fully taxable equivalent yield in the last year has increased from 6.68% to 7.62% as the result of lower yielding investments running off and taking advantage of increased market rates. As of March 31, 1995, the bank's overall investment yield is in the highly favorable 94th percentile.

     The average portfolio life based on earliest redemption date has increased from 2.9 years on June 30, 1994 to 4.0 years on June 30, 1995, attributable to the increasing mix of investments with call protection features.

     The portfolio market value increased slightly from 99.5% of book value one year ago to 103.3% of book value as of June 30, 1995.

     Although keenly aware of how interest rate volatility may change the market value of its investments, management continues to place an overriding emphasis on the future earnings stream of its portfolio; thus, the majority of new investment purchases are classified as held-to-maturity.

     The held-to-maturity portfolio (75.2% of the total investments) amounted to $320 million as of June 30, 1995. Average time to maturity of these securities, based on the earliest redemption date, was 3.7 years, reflecting the increasing mix of call protection investments. The portfolio recorded a market value appreciation of $12.8 million, or 4.1% above book value, for the quarter just ended.

     As of the most recent quarter end, $106.2 million or 24.6% of the investment portfolio is classified as available-for-sale in accordance with SFAS No. 115, which was adopted as of year-end 1993. The most common criteria for placing securities in the AFS portfolio is the need to sell securities for liquidity needs and to manage interest rate risk. However, the bank's liquidity position does not rely on security sales, and interest rate risk is managed at the time of investment purchase rather than after the fact.

     To be conservative, the bank chose to place in its AFS portfolio virtually all collateralized mortgage obligations and agency securities with a stated final maturity or call date of two years or less. As of the most recent quarter end, less than 15% of the bank's entire portfolio was invested in agency-guaranteed collateralized mortgage obligations (CMOs). The portfolio does not contain any Principal Only (PO), Interest Only (IO), or Inverse Floater Traunches.

     As of June 30, 1995, the AFS portfolio average maturity based on earliest redemption date was 4.4 years, and the pre-tax market value adjustment was a favorable $29,000. The bank expects to maintain a 75% Held-to-Maturity / 25% Available for Sale portfolio. Having a reasonably sized AFS portfolio gives the bank flexibility to sell lower yielding investments and replace them with higher yields when short-term losses can be recouped with higher future earnings.

     The following table displays several of the underlying investment portfolio statistical measures discussed above on a quarterly basis since December 31, 1993.

For the Quarter         Portfolio  Portfolio Portfolio      AFS      AFS Market    Net
Ended:                   Average   Maturity  Market /   Portfolio /    Value     Realized
(000's)                   Yield     (Years)     Book       Total     Adjustment  Gains /
                           (a)        (b)                Portfolio    (Pretax)   (Losses)
                         --------  --------   --------    --------    --------   --------
December 31, 1993          6.58%     2.3       103.7%       50.0%     $2,164      ($15)

March 31, 1994             6.77%     3.3       101.7%       41.8%       $592       ($3)

June 30, 1994              6.68%     2.9        99.5%       38.5%    ($1,209)       $0

September 30, 1994         6.98%     2.6        98.5%       36.0%    ($2,470)       $0

December 31, 1994          7.23%     3.6        97.8%       22.8%    ($3,263)    ($499)

March 31, 1995             7.64%     3.9       100.5%       21.8%    ($1,982)       $0

June 30, 1995              7.62%     4.0       103.3%       24.8%        $39     ($150)

Change from
June 30, 19 to
June 30, 1995              0.94%     1.1         3.8%      -13.6%     $1,248     ($150)


Note:  (a)  Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on called bonds of $146 and $297 as of July 10 and October 10, 1993, respectively.

       (b)  Based on earliest redemption date.

 * May not foot due to rounding

Acquisition

     As noted in CBSI's 10-Q Report for first quarter 1995, on December 6, 1994, the company and the bank entered into a Purchase and Assumption Agreement ("the Agreement") with The Chase Manhattan Bank, N.A. ("Chase"). The Agreement provided for the acquisition of certain assets and the assumption of certain liabilities by the bank relating to the 15 Chase branches located in Norwich, Watertown (two), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two) and Penn Yan, New York ("the Chase Branches").

     On June 30, 1995, and July 10, 1995, CBSI raised a total of approximately $27.5 million in capital (net of expenses) through the issuance of 862,500 shares of its $1.25 par value common stock priced at $24.25 and 90,000 shares of its $1.00 par value, $100.00 stated value, 9% cumulative perpetual preferred stock. All of the $27.5 million net proceeds of the stock issuance was contributed to the bank as capital in anticipation of the acquisition in order for the bank and the company to maintain adequate capitalization pursuant to applicable regulatory capital guidelines.

     On July 14, 1995, the acquisition closed using a preliminary settlement based on deposit and loan balances and a premium payment of 8.25% on these deposits as of June 30, 1995. The Purchase and Assumption Agreement provides for a final settlement to occur within 60 days of the closing to reflect loan and deposit balances as of the closing date. It is not anticipated that the final settlement adjustments will be material. Based on the preliminary settlement information as of June 30, 1995, CBSI's resulting Tier I leverage ratio as of that date was 5.24% and its tangible book value was 14.34%.

     At the closing, the bank assumed deposits, accrued interest and other liabilities totalling approximately $390.9 million. In addition, the bank acquired certain small business and consumer loans totalling approximately $15.3 million, certain real property, furniture and equipment related to the branches for a purchase price of approximately $5.1 million and currency, coin and other assets totalling approximately $5.5 million. After paying a deposit premium of 8.25% on the deposits assumed totalling approximately $32.2 million, the bank received approximately $332.8 million in cash from Chase as consideration for the net deposit liabilities assumed. Of this amount, $215.2 million was used to paydown FHLB borrowings; the remainder was placed in the bank's investment portfolio, first in a federal funds sold or equivalent short-term instrument, with subsequent reinvestment over time into longer maturities.

     The Chase branches and deposits acquired in the acquisition will be incorporated into the bank's existing branch network. The bank may, however, sell certain branch locations (including certain of the Chase branches) and related deposits consistent with its overall business objectives. As of the date of this report, the bank has had substantive discussions with potential purchasers, although no agreements to sell any branch locations or related deposits have been executed.

     For a comprehensive discussion of the anticipated effects of the Chase branch acquisition on CBSI's operating performance, see CBSI's 10-Q Report for the quarter ended March 31, 1995, as amended.

Part II.  Other Information

Item 1.   Legal Proceedings.
          As noted in CBSI's 10-Q Report for the first quarter of 1995, on March 27, 1995, the company, the bank, and each of the directors of the company and the bank were named defendants in a shareholder derivative action brought in New York Supreme Court, Albany County. The plaintiffs alleged in substance that the directors failed to exercise due care and breached their fiduciary duties to the company in pursuing and approving the Chase acquisition. By stipulation and order dated April 21, 1995, however, all claims asserted by the plaintiffs were discontinued and the case was dismissed.

Item 2.   Changes in Securities.
          On June 30, 1995, as part of the public stock offerings undertaken by CBSI to raise capital to support the Chase branch acquisition, CBSI issued 90,000 shares of its Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"). CBSI did not have any class of preferred stock outstanding immediately prior to the issuance of the Preferred Stock. The Preferred Stock ranks senior to CBSI's Common Stock with respect to dividend rights and rights upon liquidation, winding up, or dissolution of the company. For a full statement of the powers, designations, preferences, and rights of the Preferred Stock, see the Certificate of the Powers, Designations, Preference, and Rights of the Series A Cumulative Perpetual Preferred Stock (Exhibit 4 of this report).

Item 3.   Defaults Upon Senior Securities.
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders.
          Not Applicable.

Item 5.   Other Information.
          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

a)    Exhibits required by Item 601 of Regulation S-K:
     (4) Form of Certificate of the Powers, Designations, Preferences, and Rights of CBSI's Cumulative Perpetual Preferred Stock, Series A, previously filed with the Commission on June 26, 1995 as Exhibit 4.1 to CBSI's Registration Statement on Form S-2 (No. 33-58539) and incorporated herein by reference.

     (11) Statement re Computation of earnings per share

b)   No reports on Form 8-K were filed during second quarter 1995.

                                   Signatures


     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Community Bank System, Inc.




Date:  August 14, 1995                     /s/ Sanford A. Belden
                                           Sanford A. Belden, President and
                                             Chief Executive Officer


Date:  August 14, 1995                     /s/ David G. Wallace
                                         David G. Wallace, Senior Vice President
                                                Chief Financial Officer

                                   Signatures


     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Community Bank System, Inc.




Date:  August 14, 1995
                                           Sanford A. Belden, President and
                                             Chief Executive Officer


Date:  August 14, 1995
                                         David G. Wallace, Senior Vice President
                                                Chief Financial Officer

                             Community Bank System, Inc.
                     Statement re Earnings Per Share Computation

                                     Exhibit 11


                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                   1995       1994         1994      1994
Primary Earnings Per Share


 Net Income                    2,570,990    2,648,813  5,322,508  5,049,044


                               ----------   ---------  ---------  ---------
Income applicable
    to common stock            2,570,990    2,648,813  5,322,508  5,049,044
                               ==========   =========  =========  =========

Weighted average number
    of common shares           2,777,058    2,758,969  2,789,110  2,753,965
Add: Shares issuable from
    assumed exercise of
    incentive stock options       25,193       53,818     25,666     55,235
                               ---------    ---------  ---------  ---------
Weighted average number of
    common shares - adjusted   2,802,251    2,812,787  2,814,776  2,809,200
                               =========    =========  =========  =========

Primary earnings per share        $0.92      $0.94        $1.89       $1.80
                                  =====      =====        =====       =====

Fully Diluted Earnings Per Share

 Net Income                    2,570,990    2,648,813  5,322,508  5,049,044
                               =========    =========   ========= =========

Weighted average number of
    common shares - adjusted   2,802,251    2,816,513  2,814,776  2,812,389
Add: Equivalent number of
    common shares assuming
    conversion of preferred
                               ---------    ---------   --------- ---------
Weighted average number of
    common shares - adjusted   2,802,251    2,816,513  2,814,776  2,812,389
                                =========   =========   ========= =========

Fully diluted earnings per share  $0.92      $0.94        $1.89       $1.80
                                  =====      =====        =====       =====