Form 10-Q/A
period 1995-06-30
COMMUNITY BANK SYSTEM INC
filed 1995-08-18
CIK 723188

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

     Item 4.  Submission of Matters to a Vote of Securities Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------------------------------------------

                                                                         June 30,     December 31,         June 30,
ASSETS                                                                       1995             1994             1994
    Cash and due from banks                                           $33,621,493      $30,522,189      $33,925,122
    Interest bearing deposits with other banks                                  0                0                0
    Federal funds sold                                                          0                0                0

                       TOTAL CASH AND CASH EQUIVALENTS                 33,621,493       30,522,189       33,925,122

    Investment securities
       U.S. Treasury                                                   16,583,546       16,624,198       27,173,746
       U.S. Government agencies and corporations                      195,924,488      170,462,427      100,397,674
       States and political subdivisions                               16,727,421       20,777,354       21,245,769
       Mortgage-backed securities                                     177,260,887      155,376,150      153,484,605
       Other securities                                                20,105,340       14,727,925       11,342,609
       Federal Reserve Bank                                               569,600          551,550          551,550

                           TOTAL INVESTMENT SECURITIES                427,171,282      378,519,604      314,195,953
    Loans                                                             535,101,482      510,738,775      471,709,542
      Less: Unearned discount                                          19,790,657       27,659,684       26,182,653
            Reserve for possible loan losses                            6,699,043        6,281,109        5,970,451

                                             NET LOANS                508,611,782      476,797,982      439,556,438
    Bank premises and equipment                                        11,345,213       10,591,510        9,676,990
    Accrued interest receivable                                         7,556,960        6,657,326        5,163,945
    Intangible assets                                                   5,867,897        6,106,608        5,821,897
    Other assets                                                        8,269,409        6,305,990        9,531,975

                                          TOTAL ASSETS             $1,002,444,036     $915,501,209     $817,872,320


LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest bearing                                            $110,036,877     $103,006,969      $96,642,099
      Interest bearing                                                599,058,197      576,630,655      579,050,131

                                        TOTAL DEPOSITS                709,095,074      679,637,624      675,692,230

    Federal funds purchased and securities sold under
       agreements to repurchase                                        33,200,000       57,300,000       32,500,000
    Term borrowings                                                   155,550,000      105,550,000       40,550,000
    Obligations under capital lease                                             0                0                0
    Accrued interest and other liabilities                              8,639,877        6,724,070        5,313,157

                                     TOTAL LIABILITIES                906,484,951      849,211,694      754,055,387

    Shareholders' equity
       Preferred stock $100 stated value                                9,000,000                0                0
       Common stock $1.25 par value                                     4,378,938        3,485,187        3,457,460
       Surplus                                                         29,058,240       14,885,096       14,617,429
       Undivided profits                                               53,501,671       49,853,313       46,462,129
       Unrealized gains (losses) on available for sale securities          22,810       (1,930,414)        (715,325)
       Less:  Shares issued under
               employee stock plan - unearned                               2,574            3,667            4,760


                            TOTAL SHAREHOLDERS' EQUITY                 95,959,085       66,289,515       63,816,933

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,002,444,036     $915,501,209     $817,872,320

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