Form 10-Q/A
period 1995-06-30
COMMUNITY BANK SYSTEM INC
filed 1995-09-22
CIK 723188

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





                                  Community Bank System, Inc.




Date:  September 21, 1995     /s/ Sanford A. Belden
                             --------------------------------
                            Sanford A. Belden, President and
                            Chief Executive Officer



Date:  September 21, 1995     /s/ David G. Wallace
                              --------------------------------
                            David G. Wallace, Senior Vice President
                            Chief Financial Officer