Form 10-Q
period 1995-09-30
COMMUNITY BANK SYSTEM INC
filed 1995-11-14
CIK 723188

FORM 10 - Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934


                    For the nine months ended September 30, 1995


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

Common Stock, $1.25 par value -- 3,674,425 shares as of November 8, 1995.

                                         INDEX
                     COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.         Financial Information

     Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets --
          September 30, 1995, December 31, 1994 and September 30, 1994.

          Consolidated statements of income --
          Three months ended September 30, 1995 and 1994 and nine months ended September 30, 1995 and 1994

          Consolidated statements of cash flows --
          Nine months ended September 30, 1995 and 1994


     Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


Part II.  Other Information

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Securities Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Nine Months Ended September 30, 1995 and 1994

Increase (Decrease) in Cash and Cash Equivalents

                                                                              1995           1994
----------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                $8,353,018     $7,761,871
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                                         1,135,329      1,090,783
      Net amortization of intangible assets                                  889,971        227,046
      Net accretion of security premiums and discounts                    (1,020,668)      (258,750)
      Provision for loan losses                                            1,128,657        976,505
      Provision for deferred taxes                                           190,586        100,171
      (Gain)\Loss on sale of investment securities                           149,750          1,695
      Change in interest receivable                                       (3,238,914)    (1,011,740)
      Change in other assets and other liabilities                         2,172,546     (1,228,993)
      Change in unearned loan fees and costs                                 (80,924)        64,785
----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                             9,679,351      7,723,373
----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                             3,950,250     10,900,000
  Proceeds from maturities of investment securities                       46,664,006     38,137,975
  Purchases of investment securities                                    (149,766,331)  (123,097,045)
  Net change in loans outstanding                                        (62,360,975)   (52,821,382)
  Capital expenditures                                                    (7,662,939)    (1,086,891)
  Premium paid for branch acquisitions                                   (32,446,459)    (5,479,000)
----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                              (201,622,448)  (133,446,343)
----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts                                   191,240,040     30,397,193
  Net change in certificates of deposit                                  201,829,291     69,204,186
  Net change in term borrowings                                         (162,300,000)    35,250,000
  Payments on lease obligation                                                              (42,036)
  Issuance (retirement) of common and preferred stock                     27,962,850        344,267
  Cash dividends                                                          (2,978,947)    (2,321,726)
----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                           255,753,234    132,831,884
----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                       63,810,137      7,108,914
  Cash and cash equivalents at beginning of year                          30,522,189     27,512,278
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                94,332,326     34,621,192
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                   $22,543,115    $14,818,510
====================================================================================================
Cash Paid For Income Taxes                                                $5,353,452     $4,379,081
====================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH AND OTHER
INVESTING ACTIVITIES:

Gross change in unrealized net gains and (losses)
on available for sale securities                                           3,327,391     (4,634,151)

Proceeds from maturities of investment securities for 1995 included $27,418,674 from available for sale and $19,245,333 from held to maturity securities.

Purchases of investment securities for 1995 included $53,591,493 of available for sale and $96,174,839 of held to maturity securities.

All proceeds from sale of investment securities in 1995 related to available for sale securities.

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                     Nine Months
                                                                         September 30,                      September 30,
INTEREST INCOME                                                     1995             1994               1995             1994
  Interest and fees on loans                                    $12,921,662      $10,449,931        $36,531,460      $29,636,985
  Interest and dividends on investments:
  U.S. Treasury                                                     232,928          485,941            831,450        1,457,623
     U.S. Government agencies and corporations                    4,207,083        1,934,444         11,168,627        5,058,541
     States and political subdivisions                              248,350          360,276            828,401        1,092,894
     Mortgage-backed securities                                   3,528,308        2,489,464          9,490,387        6,414,672
     Other securities                                               318,056          218,837            789,105          482,039
  Interest on federal funds sold                                    897,271                0            930,048                0
  Interest on deposits at other banks                                     0                0                  0            1,133

                                                                 22,353,658       15,938,893         60,569,478       44,143,887
INTEREST EXPENSE
  Interest on deposits
     Savings                                                      2,882,700        2,218,044          6,910,453        6,186,820
     Time                                                         6,257,370        2,606,308         14,469,132        6,809,371
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     Term borrowings                                                479,771          903,279          5,458,707        2,230,383
  Interest on capital lease                                               0                0                  0              629

                                                                  9,619,841        5,727,631         26,838,292       15,227,203

                                           NET INTEREST INCOME   12,733,817       10,211,262         33,731,186       28,916,684
Provision for possible loan losses                                  275,217          315,088          1,128,657          976,505

                                     NET INTEREST INCOME AFTER
                                     PROVISION FOR LOAN LOSSES   12,458,600        9,896,174         32,602,529       27,940,179

OTHER INCOME
  Fiduciary services                                                336,024          352,765          1,023,130        1,077,473
  Service charges on deposit accounts                               961,083          694,107          2,326,488        1,890,929
  Other service charges, commissions and fees                       503,504          561,679          1,261,584        1,229,202
  Other operating income                                              7,938            4,144            118,464           29,012
  Investment security gain (loss)                                         0                0           (149,750)         (1,695)

                                                                  1,808,549        1,612,695          4,579,916        4,224,921

                                                                 14,267,149       11,508,869         37,182,445       32,165,100
OTHER EXPENSES
  Salaries, wages and employee benefits                           4,561,056        3,333,273         11,872,247        9,817,500
  Occupancy expense of bank premises, net                           707,945          490,100          1,806,139        1,511,716
  Equipment and furniture expense                                   513,603          438,997          1,393,510        1,287,327
  Other                                                           3,446,035        2,707,672          8,311,531        6,948,686

                                                                  9,228,639        6,970,042         23,383,427       19,565,229

                             INCOME BEFORE INCOME TAXES           5,038,510        4,538,827         13,799,018       12,599,871
Income taxes                                                      2,008,000        1,826,000          5,446,000        4,838,000

                                             NET INCOME          $3,030,510       $2,712,827         $8,353,018       $7,761,871

Earnings per common share                                             $0.77            $0.96              $2.62            $2.76

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Nine Months Ended September 30, 1995 and 1994

Increase (Decrease) in Cash and Cash Equivalents
                                                                                1995           1994
----------------------------------------------------------------------------------------------------
Operating Activities:

  Net income                                                              $8,353,018     $7,761,871
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                                         1,135,329      1,090,783
      Net amortization of intangible assets                                  889,971        227,046
      Net accretion of security premiums and discounts                    (1,020,668)      (258,750)
      Provision for loan losses                                            1,128,657        976,505
      Provision for deferred taxes                                           190,586        100,171
      (Gain)\Loss on sale of investment securities                           149,750          1,695
      Change in interest receivable                                       (3,238,914)    (1,011,740)
      Change in other assets and other liabilities                         2,172,546     (1,228,993)
      Change in unearned loan fees and costs                                 (80,924)        64,785
----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                             9,679,351      7,723,373
----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                             3,950,250     10,900,000
  Proceeds from maturities of investment securities                       46,664,006     38,137,975
  Purchases of investment securities                                    (149,766,331)  (123,097,045)
  Net change in loans outstanding                                        (62,360,975)   (52,821,382)
  Capital expenditures                                                    (7,662,939)    (1,086,891)
  Premium paid for branch acquisitions                                   (32,446,459)    (5,479,000)
----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                              (201,622,448)  (133,446,343)
----------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts                                   191,240,040     30,397,193
  Net change in certificates of deposit                                  201,829,291     69,204,186
  Net change in term borrowings                                         (162,300,000)    35,250,000
  Payments on lease obligation                                                              (42,036)
  Issuance (retirement) of common and preferred stock                     27,962,850        344,267
  Cash dividends                                                          (2,978,947)    (2,321,726)
----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                           255,753,234    132,831,884
----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                       63,810,137      7,108,914
  Cash and cash equivalents at beginning of year                          30,522,189     27,512,278
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                94,332,326     34,621,192
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                   $22,543,115    $14,818,510
====================================================================================================
Cash Paid For Income Taxes                                                $5,353,452     $4,379,081
====================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH AND OTHER
INVESTING ACTIVITIES:

Gross change in unrealized net gains and (losses)
on available for sale securities                                           3,327,391     (4,634,151)

Proceeds from maturities of investment securities for 1995 included $27,418,674 from available for sale and $19,245,333 from held to maturity securities.

Purchases of investment securities for 1995 included $53,591,493 of available for sale and $96,174,839 of held to maturity securities.

All proceeds from sale of investment securities in 1995 related to available for sale securities.

The accompanying notes are an integral part of the consolidated financial statements.

                     Community Bank System, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements

                                      (Unaudited)

                                    September 1995


Note A -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

Note B -- Issuance of Common and Preferred Stock

     On June 30, 1995, Community Bank System, Inc. raised approximately $24 million by issuing 710,000 shares of its common stock at a price of $24.25 per share and 90,000 shares of its cumulative perpetual preferred stock at a price of $100 per share at a combined cost of issuance of $2.4 million. On July 10, 1995 an additional $3.5 million in capital was raised when Community Bank System, Inc. issued an additional 112,500 shares of its common stock pursuant to an overallotment option granted to the underwriter and 40,000 shares from its reserve for directors and employees, all at a price of $24.25 per share. This stock was issued principally in connection with the subsequent acquisition of 15 branch offices of The Chase Manhattan Bank, N.A. in Northern and Central New York during the third quarter of 1995.

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

     On July 14, 1995, the acquisition closed whereby the bank assumed deposits, accrued interest and other liabilities totalling approximately $383 million after final closing adjustments. In addition, the bank acquired certain small business and consumer loans totalling approximately $13.9 million; certain real property, furniture and equipment related to the branch facilities for a purchase price of approximately $5.1 million; and currency, coin and other assets totalling approximately $5.5 million. After paying a deposit premium of 8.25% on the acquired deposits totalling approximately $32.4 million, the bank received approximately $330.2 million in cash from Chase as consideration for the net deposit liabilities assumed.

Note D -- Pending Divestiture

     On September 26, 1995 the company and the bank entered into an agreement under which NBT Bank, N.A. will purchase the branches of Community Bank located in New Hartford, Norwich and Utica. The three branches that NBT will acquire were part of the Chase transaction outlined in Note C above. The transaction is subject to federal regulatory approvals.

Note E -- Redeeming of Half of Preferred Stock

On November 1, 1995, Community Bank System, Inc. announced that it plans to repay, prior to maturity, half ($4.5 million or 45,000 shares) of its 9% cumulative perpetual preferred stock, effective November 15, 1995. This action, which will eliminate a relatively high cost funding source, reflects the success of CBSI's recent common stock issuance, good progress in assimilating the bank's July 1995 purchase of 15 branches from The Chase Manhattan Bank, N.A. (see Note
C) and the confidence that its tier 1 ratio will remain in excess of the minimum required for well-capitalized banks.

Part 1.   Financial Information

     Item 1.    Financial Statements

                The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

     Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the nine months ended September 30, 1995 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through June 30, 1995 as provided by the Federal Reserve System; the peer group is comprised of 263 banks having $500 million to $1 billion in assets.

Earnings Performance Summary

                                     Three Months Ended           Change
                                     9/30/95     9/30/94      Amount   Percent

(000s)

Net Income                            $3,031      $2,713       $318      11.7%

Earnings per share                     $0.77       $0.96     ($0.20)    -20.3%
Weighted average
     shares outstanding                3,689       2,819        870      30.8%

Return on average assets                1.04%       1.30%     -0.26%      N/A

Average assets                    $1,155,716    $829,081   $326,635      39.4%

Return on average
     shareholders' equity              12.47%      16.69%     -4.21%      N/A
Average shareholders' equity         $98,947     $64,500    $34,447      53.4%

Percentage of average shareholders'
     equity to average assets           8.56%       7.78%      0.78%      N/A


                                     Nine Months Ended            Change
                                     9/30/95     9/30/94      Amount   Percent

(000s)

Net Income                            $8,353      $7,762       $591       7.6%

Earnings per share                     $2.62       $2.76     ($0.14)     -5.1%
Weighted average
     shares outstanding                3,109       2,813        296      10.5%

Return on average assets                1.10%       1.32%     -0.23%      N/A
Average assets                    $1,016,404    $783,541   $232,864      29.7%

Return on average
     shareholders' equity              14.36%      16.34%     -1.98%      N/A
Average shareholders' equity         $78,946     $63,520    $15,426      24.3%

Percentage of average shareholders'
     equity to average assets           7.77%       8.11%     -0.34%      N/A

 * May not foot due to rounding

Net income for the third quarter and first nine months of 1995 reached a record high of $3.031 million and $8.353 million, respectively, up 11.7% and 7.6% over the comparable 1994 periods.

As a result of the company's issuance of nearly 863,000 additional common shares in late June and early July of this year, common shares outstanding increased by almost 31% in the third quarter, resulting in earnings per share of $.77, down 19.8% from the same quarter last year. For the nine month period, earnings per share were $2.62, off 5.1%.

These results reflect the impact of the company's mid-July 1995 purchase of 15
branches from The Chase Manhattan Bank, N.A..   Large one time expenditures
related to absorbing the new branches amounted to approximately $510,000 in the third quarter. One hundred thousand dollars of these third quarter expenses was offset by a refund from the FDIC of excess insurance premiums collected for June of this year. The net after-tax impact of these one time expenses is approximately $.06 per share.

The branch acquisition increased the bank's deposit base by approximately $383 million or 51%. Loan growth has been strong from the acquired branches with
over $4.3 million booked since the acquisition date in July.   After accounting
for fixed assets and the deposit purchase price, all but $47 million in funds acquired has been placed in a variety of medium term investments at a weighted average yield at time of purchase of 7.58%. The remaining short-term funds largely represent the deposits of three former Chase branches whose pending sale to NBT Bank, N.A. was announced on September 26.

Third quarter net interest income rose a favorable 24.7% or $2.5 million versus the same period last year; compared to third quarter 1995, net interest income is up 20.5% or $2.2 million. This latter increase reflects earnings from both the additional $157 million in net earning assets (after repayment of borrowings) acquired from Chase and July's capital raising efforts, as well as loan growth in the bank's markets excluding the Chase branches of $11.5 million during the quarter.

Over the last twelve months, including the impact of the 15 branches acquired from Chase, loans have climbed more than $75 million or over 16%, while investments have risen $204 million or nearly 63%. The primary components of loan growth are the bank's business lending products (up over $30 million or 22%) and indirect consumer loans, predominantly automobile financing through dealers (up $38 million or 40%). Increases continue to be modest in the consumer direct loan product line, which includes home equity products (up $5.0 million or 5.1%), and consumer mortgages (up $2.2 million or 1.5%, net of $3.1 million in originations sold in the secondary market.)

Also benefiting net interest income was a slight upturn in the bank's net interest margin to 4.82% this quarter from 4.74% in third quarter 1995; these results compare to 5.31% earned in third quarter 1994 in a higher financial market rate environment. Margins have improved since June 30 largely because of replacing in excess of $188 million in borrowings at an average rate of 6.22% with the Chase deposits, which had an effective core deposit rate of 3.78% as of the acquisition date. In addition, certain of the Chase deposit products were simplified or priced downward upon acquisition to conform to the bank's deposit product strategy.

Non-interest income rose a satisfactory 12.2% in the third quarter, bringing the increase for the first nine months to 11.9% versus the comparable 1994 period. The improvement largely reflects higher fees from the sale of annuities and mutual funds, as well as greater overdraft fees, service charges and commissions from an expanded customer base gained from acquisitions in 1994 besides the Chase branch purchase. Growth has been partially offset by the loss of fees from a large but relatively low profit margin merchant for whom the bank processed charge card purchases; excluding all Visa merchant discount fees, non-interest income was up over 34% in the third quarter and 25% year-to-date compared to the same periods last year.

Overhead was up 32% in the third quarter, resulting in an overall 20% increase for the first nine months of this year compared to 1994's results. More than half the third quarter increase of $2.3 million reflected personnel costs. Staff increased by approximately 115 full-time equivalents in connection with the acquisition of the Chase branches and required operations center support. Other increases related to the new branches were reflected in greater occupancy and fixtures expense, supplies, data processing, and deposit intangible amortization expense.

Importantly, approximately $510,000 in estimated large one-time expenses were incurred this quarter due to the Chase acquisition in a variety of areas, the primary categories being employee severance and overtime, office supplies, data processing conversion expense, and customer check repurchase expense. Excluding these items, overhead would have increased by $1.8 million or 25% compared to third quarter 1994.

A very positive change in the third quarter was the announcement in September of lower FDIC deposit insurance premiums, effective retroactively to June 1 of this year. As a result, FDIC insurance expense pertaining to the third quarter was reduced by nearly 65% or $234,000 even after additional coverage required by the Chase branch deposits. This improvement is in addition to the refund the bank received this quarter of approximately $100,000 for excess insurance premiums collected for June.

Asset quality remains good at the company. Net charge-offs for the quarter were very satisfactory at .14% of average loans; for the first nine months of 1995, the net charge-off ratio improved slightly from the prior year to .16%. Nonperforming loans have been maintained at a relatively low level, ending the quarter at $1.8 million versus $2.6 million one year earlier. As a result, the ratio of nonperforming loans to loans outstanding stood at .33%, an improvement from .55% at September 30, 1994. Consequently, the third quarter loan loss provision expense was slightly less than a year ago, sufficient to achieve a ratio of loan loss reserves to loans outstanding of 1.25%. The present ratio of reserves to nonperformers is considered very ample by management at nearly 3.7 times.

     The following sections of this report discuss more fully the balance sheet and earnings trends summarized above.

Net Interest Income

      On a tax-equivalent basis, net interest income for third quarter 1995 increased $2.5 million (23.8%) over the same period in 1994 to $12.8 million. Compared with second quarter 1995, there was a $2.2 million increase.

     The change in net interest income reflects both the change in net interest margin and the change in earning asset levels. The table below shows these underlying dynamics.



For the Quarter      Net       Net    Yield on     Cost     Average    Loans /
Ended:             Interest  Interest  Earning      of      Earning    Earning
(000's)             Income    Margin    Assets    Funds      Assets     Assets
                    ------    ------    ------    ------     ------     ------
                                       Amount and Change                Period
                                     from Preceding Quarter               End
                    ------    ------    ------    ------     ------     ------

September 30, 1994
  Amount            $10,380      5.31%     8.23%     2.99%   $776,195     59.1%
  Change               $578     -0.03%     0.14%     0.18%        5.4%      0.0

December 31, 1994
  Amount            $10,684      5.09%     8.39%     3.37%   $832,113     56.1%
  Change               $304     -0.21%     0.15%     0.38%        7.2%     (3.0)

March 31, 1995
  Amount            $10,564      4.88%     8.69%     3.90%   $877,322     56.1%
  Change              ($120)    -0.21%     0.30%     0.53%        5.4%      0.1

June 30, 1995
  Amount            $10,699      4.74%     8.73%     4.09%   $904,478     54.7%
  Change               $135     -0.14%     0.04%     0.19%        3.1%     (1.5)

September 30, 1995
  Amount            $12,849      4.82%     8.43%     3.66% $1,057,820     50.7%
  Change             $2,150      0.07%    -0.30%    -0.43%       17.0%     (3.9)

Change from
September 30, 1994 to
September 30, 1995
  Amount             $2,469     -0.49%     0.19%     0.66%   $281,625      -8.4%
% Change               23.8%     ---       ---       ---         36.3%     ---

For the Year
Ended:
(000's)

September 30, 1994
  Amount            $29,433      5.38%     8.16%     2.85%   $731,514      59.1%
  Change               ---       ---       ---       ---        ---        ---

September 30, 1995
  Amount            $34,111      4.81%     8.60%     3.87%   $947,201      50.7%
  Change               15.9%    -0.56%     0.44%     1.01%       29.5%     (8.4)


Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.

       (b) Net interest income, margin, and earning asset yield figures exclude premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

 * May not foot due to rounding

     Comparing the quarter just ended to third quarter 1994, the net interest margin narrowed by 49 basis points due to the cost of funds rate increasing by 66 basis points compared to a 19 basis point increase in the yield on earning assets (up due to higher financial market rates). The cost of fund rate increase is attributable both to the growing mix of time deposits as well as the increasing time deposit rate prior to the Chase transaction: Customers have moved from lower yielding transaction accounts. In addition, a large proportion of time deposits was acquired in the Chase transaction. The $281.6 million increase in earning assets shown in the above table more than offset the impact of this margin shrinkage on net-interest income.

     A comparison of third quarter 1995 to second quarter 1995 shows a 7 BP increase in the net interest margin. The yield on earning assets fell 30 BP since the acquired Chase deposits was temporarily invested in short-term, lower yielding instruments. The cost of funds rate dropped an even greater 43 basis points because virtually all high cost short-term borrowings were replaced with low cost Chase deposits. The $153 million growth in earning assets during the quarter along with improved margin resulted in net interest income growing $2.2 million.

     Net interest margin (NIM) is in the 49th percentile based on comparative peer data as of June 30, 1995 (prior to the Chase acquisition). This performance is largely the result of high earning asset yields being in the favorable 71st percentile, versus cost of funds being above norm in the unfavorable 73rd percentile. It should be noted that the Chase transaction subsequent to June 30, 1995 caused NIM to improve slightly.



Non-Interest Income

     Non-interest income totaled approximately $1.8 million for the three months ended September 30, 1995, $196,000 or 12.1% over the same period last year.
This brings 1995 YTD non-interest income to $4.6 million, up 8.4% from the first nine months of 1994.


                                      Three Months Ended          Change
                                      9/30/95     9/30/94     Amount   Percent

(000's)

Fiduciary services                      $336        $353       ($17)     -4.7%

Service charges on                      $961        $694       $267      38.5%
     deposit accounts

Annuity and mutual                      $91         $16        $75     462.3%
     fund sales

Other service charges,                  $413        $546      ($133)    -24.3%
     commissions, and fees

Net gain (loss) on sale                   $8          $4         $4      91.6%
     of investments and
     other assets
                                     -------     -------    -------   -------
Total noninterest income
 - Amount                             $1,809      $1,613       $196      12.1%
 - % of Average
     assets                             0.62%       0.77%     -0.15%      ---

                                      Nine Months Ended              Change
                                     9/30/95     9/30/94        Amount   Percent

(000's)

Fiduciary services                    $1,023      $1,077       ($54)     -5.0%

Service charges on                    $2,326      $1,891       $436      23.0%
     deposit accounts

Annuity and mutual                     $343         $78       $265     339.6%
     fund sales

Other service charges,                  $918      $1,151      ($233)    -20.2%
     commissions, and fees

Net gain (loss) on sale                 ($31)        $27       ($59)   -214.5%
     of investments and
     other assets
                                     -------     -------    -------   -------
Total noninterest income
 - Amount                             $4,580      $4,225       $355       8.4%
 - % of Average
     assets                             0.60%       0.72%     -0.12%      ---

 * May not foot due to rounding

     As shown by the table above, 38.5% growth was experienced in income from service charges on deposits. This improvement reflects the impact of acquiring $388 million in deposits from the 15 Chase branches as well as continued efforts to reduce the number of waived charges. Annuity and mutual fund sales commissions, a program which began early in 1994, grew more than 4.5 times from one year earlier to $91,000.

     These increases were partially offset by declines in other non-interest income categories. Fiduciary services fell 4.7% due to 28.6% lower employee benefit trust income. Growth was also offset by declining Visa merchant discount fees attributable to the loss of a large vendor.

     The 15 basis point decrease (to .60%) in the non-interest income ratio to average assets from one year earlier reflects CBSI's strong asset growth, primarily attributable to acquired deposits. Progress continues to be made to address the bank's peer shortfall (first or lowest peer quartile) by maintaining competitive and value-based service charges; offering full service brokerage/financial planning products through dedicated sales representatives in selected markets; and selling/servicing residential mortgages (which began during mid-1994).


Non-Interest Expense

     Non-interest expense, for the three months ended September 30, 1995 increased by $2.3 million (32.4%) over the same period last year to $9.2 million, bringing the year-to-date (YTD) total up 19.5% over the first nine months of 1994 to $23.4 million. The table below summarizes the major components of change.

                                     Three Months Ended             Change
                                     9/30/95     9/30/94        Amount   Percent

(000's)

Personnel Expense                     $4,561      $3,333     $1,228      36.8%

Occupancy, furniture,                 $1,222        $929       $292      31.5%
     and equipment

Administrative and business           $1,341      $1,092       $249      22.8%
     development

All other expense                     $2,105      $1,616       $489      30.3%

                                     -------     -------    -------   -------
Total noninterest expense
 - Amount                             $9,229      $6,970     $2,259      32.4%
 - % of Average
     assets                             3.17%       3.34%     -0.17%      ---

Efficiency ratio                        63.0%       58.1%       4.8%      ---

                                      Nine Months Ended           Change
                                     9/30/95     9/30/94     Amount   Percent

(000's)

Personnel Expense                    $11,872      $9,818     $2,055      20.9%

Occupancy, furniture,                 $3,200      $2,799       $401      14.3%
     and equipment

Administrative and business           $3,885      $3,173       $713      22.5%
     development

All other expense                     $4,426      $3,776       $650      17.2%

                                     -------     -------    -------   -------
Total noninterest expense
 - Amount                            $23,383     $19,565     $3,818      19.5%
 - % of Average
     assets                             3.08%       3.34%     -0.26%      ---

Efficiency ratio                        60.2%       58.1%       2.1%      ---

 * May not foot due to rounding

As noted in the Earnings Performance Summary, approximately $510,000 in estimated large one-time expenses were incurred this quarter due to the Chase acquisition in a variety of areas, the primary categories being employee severance and overtime, office supplies, data processing conversion expense, and customer check repurchase expense.

Over 54% of the total quarterly increase resides in personnel expense, the primary reasons being modest annual merit awards and an average 143 additional full-time equivalent (FTE) positions, resulting in a total of 579 employees as of September 30, 1995. These additions reflect the full impact of the acquisition of the 15 Chase branches resulting in 115 additional FTE, as well as the Chase Cato, New York branch in fourth quarter 1994; expanded business development efforts in the lending and fiduciary services functions; and the need to service the bank's increased transaction volumes over the last twelve months.

The remainder of the quarter's overhead increase compared to the same quarter last year is spread over a number of expense categories. Higher occupancy expense resulted from a total of 17 new locations during the last twelve months. Administrative expenses were up due to higher supplies caused by the branch acquisitions. The amortization of intangibles rose due to the acquisition of the Chase branches and the resulting $32.2 million premium. Finally, there were various other increases related to inflation, volume growth and acquisitions, partially offset by lower credit card processing expense (with the loss of a large vendor) and the $554,000 FDIC insurance refund (approximately $100,000 being attributable to the second quarter), bringing the deposit insurance rate down from 23 BP to 4 BP.

As a percentage of average assets, annualized overhead declined from 3.34% in third quarter 1994 to 3.17% in third quarter 1995; the latter level is favorably below the peer norm and is attributable to persistent cost control efforts as well as asset growth (much of which was in the bank's investment portfolio, which requires minimal overhead). CBSI's efficiency ratio (operating expense divided by recurring operating income) increased in 1995 to 63.0% from 58.1% last year caused by replacing borrowings with deposits (which require more overhead) and one time expenses during the quarter. As of June 30, 1995, the bank's efficiency ratio was in the favorable 25th peer percentile (prior to the Chase transaction).

Income and Income Taxes

As shown by the table below, income before tax was approximately $3.03 million for the quarter ended September 30, 1995, a $500,000 (11.0%) increase from the same period last year, bringing the YTD total to $13.8 million or 9.5% more than the first nine months of 1994.

                                     Three Months Ended           Change
                                     9/30/95     9/30/94     Amount   Percent

(000's)

Net interest income                  $12,734     $10,211     $2,523      24.7%

Loan loss provision                     $275        $315       ($40)    -12.7%

Net interest income                  $12,459      $9,896     $2,562      25.9%
  after provision for
  loan losses

Other income                          $1,809      $1,613       $196      12.1%

Other expense                         $9,229      $6,970     $2,259      32.4%

Income before                         $5,039      $4,539       $500      11.0%
  income tax

Income tax                            $2,008      $1,826       $182      10.0%

Net income                            $3,031      $2,713       $318      11.7%



                                     Nine Months Ended              Change
                                     9/30/95     9/30/94        Amount   Percent

(000's)

Net interest income                  $33,731     $28,917     $4,815      16.6%

Loan loss provision                   $1,129        $977       $152      15.6%

Net interest income                  $32,603     $27,940     $4,662      16.7%
  after provision for
  loan losses

Other income                          $4,580      $4,225       $355       8.4%

Other expense                        $23,383     $19,565     $3,818      19.5%

Income before                        $13,799     $12,600     $1,199       9.5%
  income tax

Income tax                            $5,446      $4,838       $608      12.6%

Net income                            $8,353      $7,762       $591       7.6%

 * May not foot due to rounding

As a result of higher pre-tax income, YTD income taxes increased by $608,000. CBSI's marginal tax rates are 35% federal and 9% state (plus a 7.5% surcharge scheduled to be phased out over time). Third quarter 1995's effective tax rate was 39.8% and is slightly lower than third quarter 1994's rate. Compared to our peers, the company's effective tax rate is unfavorable because of New York State's very high tax level as well as tax exempt security holdings being slightly below the norm.

Capital

                                       Nine Months Ended           Change
                                      9/30/95     9/30/94     Amount   Percent

Tier 1 leverage ratio                   5.55%       7.16%     -1.61%      N/A
Tier 1 capital to                      10.41       12.91      -2.50       N/A
  risk asset ratio

Cash dividend declared                 $0.90       $0.81      $0.09      11.1%
  per common share
Dividend payout (Common)                33.2%       29.9%      3.33%      N/A

Book value per share: Total           $25.17      $23.43      $1.73       7.4%
                    : Tangible         14.92       21.38      (6.46)    (30.2)


      As of September 30, 1995, the tier I leverage ratio of 5.55% was 161 basis points lower than one year earlier. However, it is still well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. The decrease in the ratio is attributable to the acquired Chase deposits and associated intangibles, offset by favorable third quarter earnings and continued amortization of intangibles from previous acquisitions. This was also partially offset by a total of 862,500 shares ($20.9 million) in common stock and 90,000 ($9.0 million) shares in preferred stock that were issued from late second quarter to early third quarter for the Chase branch acquisition. Of this $29.9 million in gross proceeds, $2.4 million was deducted as the combined cost of issuance.

As a result of the aforementioned reasons, the tier I risk-based capital ratio as of September 30, 1995 was 10.41%, or 250 basis points lower than it was as of June 30, 1994. This compares to a 6% "well-capitalized" regulatory minimum.

Total capital reached $101.5 million as of September 30, 1995, $36.5 million (56.1%) higher than twelve months earlier. This increase is attributable to net income of $10.1 million over the twelve months ended September 30, 1995 and raised capital of $27.5 million (net of issuance costs) versus dividends declared on common stock of $3.6 million and on preferred stock of $202,500 during the same time frame. The remaining difference is due to additional shares issued in exercise of incentive stock options and changes in the market value adjustment. The higher YTD dividend shown above reflects a 3 cent per share increase (11.1%) in the quarterly dividend per common share approved by the CBSI Board of Directors in August 1994, the fourth dividend increase within three years. The YTD 1995 common dividend payout of 33.2% has increased from the same 1994 period but remains at the low end of the company's targeted 30-40% guideline. The increase in the ratio is attributable to the higher number of common shares outstanding. Including the preferred dividend, the payout grows to 39.9%

Book value per share increased 7.4% from September 30, 1994 while tangible book value per share fell 30.2%, reflecting the deposit premium resulting from the July 1995 Chase acquisition.


The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below.


For the Quarter       Market    Market    Market      # of       Cash     Share
Ended:                Price     Price     Price      Shares    Dividend   Volume
                       High      Low      Close   Outstanding  Declared   Traded
                      ------    ------    ------     ------     ------    ------
                                       Amount and Change
                                     from Preceding Quarter
                      ------    ------    ------     ------     ------    ------

September 30, 1994
   Amount             $31.75    $29.00    $31.00   2,775,150     $0.30   186,797
   Change               4.1%      1.8%      1.6%        0.3%     11.1%    -26.4%

December 31, 1994
   Amount             $31.75    $25.75    $26.25   2,788,150     $0.30   146,706
   Change               0.0%    -11.2%    -15.3%        0.5%      0.0%    -21.5%

March 31, 1995
   Amount             $27.75    $25.25    $27.13   2,788,150     $0.30   343,668
   Change             -12.6%     -1.9%      3.3%        0.0%      0.0%    134.3%

June 30, 1995
   Amount             $29.00    $24.25    $25.50   3,503,150     $0.30 1,945,143
   Change               4.5%     -4.0%     -6.0%       25.6%      0.0%    466.0%

September 30, 1995
   Amount             $36.50    $25.25    $33.75   3,674,325     $0.30 2,664,957
   Change              25.9%      4.1%     32.4%        4.9%      0.0%     37.0%

Change from
September 30, 1994 to
September 30, 1995
   Amount              $4.75    ($3.75)    $2.75     899,175     $0.00 2,478,160
 % Change              15.0%    -12.9%      8.9%       32.4%      0.0%   1326.7%


Note that the stock touched a new high of $36.50 during third quarter 1995, ending the period at $33.75 or up 32.4% from three months earlier. Volume was up a significant 37% over second quarter 1995.

Loans

     Loans outstanding, net of unearned discount, were a record $544.9 million as of September 30, 1995, a very favorable $75.5 million (16.1%) growth over the prior twelve months. Outstandings have now climbed for fourteen consecutive quarters. As shown in the table below, CBNA is predominantly a retail bank, with more than 70% of its outstandings spread across three basic consumer loan
types.   All four types are more fully defined in the company's 1994 annual report.

For the Quarter  Consumer   Consumer   Consumer   Business     Total    Yield on
Ended:            Direct    Indirect   Mortgages   Lending     Loans      Loans
(000's)           ------     ------     ------     ------     ------     ------
                                           Amount and Change
Quarterly
                                        from Preceding Quarter
Average
                  ------     ------     ------     ------     ------     ------

September 30, 1994
    Amount       $98,280    $94,464   $142,012   $134,724   $469,480       9.12%
    Change           4.8%       9.5%       2.6%       5.9%       5.4%      0.05

December 31, 1994
    Amount       $98,777   $102,491   $143,137   $138,675   $483,079       9.26%
    Change           0.5%       8.5%       0.8%       2.9%       2.9%      0.14

March 31, 1995
    Amount       $98,633   $113,895   $142,289   $140,477   $495,294       9.52%
    Change          -0.1%      11.1%      -0.6%       1.3%       2.5%      0.26

June 30, 1995
    Amount       $97,480   $127,439   $142,413   $147,978   $515,311       9.60%
    Change          -1.2%      11.9%       0.1%       5.3%       4.0%      0.08

September 30, 1995
    Amount      $103,316   $132,509   $144,206   $164,960   $544,991       9.63%
    Change           6.0%      11.5%       1.3%      11.5%       5.8%      0.03

Change from
September 3 to
September 30, 1995
    Amount        $5,036    $38,046     $2,195    $30,235    $75,511       0.51
    Change           5.1%      40.3%       1.5%      22.4%      16.1%       N/A

Loan mix
September 30, 1994  20.9%      20.1%      30.2%      28.7%     100.0%
September 30, 1995  19.0%      24.3%      26.5%      30.3%     100.0%
    Change          -2.0%       4.2%      -3.8%       1.6%      ---

 * May not foot due to rounding

Over 50% of the bank's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations), which grew 40%. This reflects both high automobile demand industry-wide, as well as continued greater emphasis on this product line in the bank's Southern Region.


Almost 40% of the bank's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which increased over 22%. Just under half of this growth came from commercial loans acquired with the 15 Chase
branches.   Thoughout the bank's market area, small- and medium-sized companies continue to be receptive to CBSI's responsive and personalized service provided by the bank's expanded team of experienced lenders. Growth during the most recent quarter was 11.5%, primarily resulting from the acquired Chase loans.

The minimal 1.5% increase in consumer mortgages since third quarter 1994 (or 6% of total loan growth) is largely attributable to a program of selling mortgages in the secondary market implemented by the bank in third quarter 1994. Volume grew 1.3% in third quarter 1995 after $1.4 million in secondary market sales of originations with terms generally in excess of 15 years.

Consumer direct loans have grown a favorable 5.1% since September 30, 1994.
This category had been essentially flat since the end of 1992 after the accumulation and periodic sale of student loans. Under half of the 6% growth in the most recent quarter is the result of acquired Chase personal credit lines tied to demand deposit accounts.

Despite a 125 basis point increase in the average prime rate for the three months ending September 30, 1995 over the same period last year, the loan yield has grown only 51 basis points. This has resulted from the slow runoff of lower yielding loans and market pressure keeping rates on many loan types relatively low. Nonetheless, the bank's predominantly retail loan mix and related pricing objectives have maintained a favorable overall loan yield, being in the 70th peer percentile based on data as of June 30, 1995.

Loan Loss Provision and Reserve for Loan Losses

The provision for future loan losses was $275,000 for the three months ended September 30, 1995, down $40,000 (12.7%) versus the same period last year.

Net charge-offs for the quarter were $183,000 (.14% of loans), down from $243,000 for third quarter 1994 primarily due to an increase in recoveries. The bank's net charge-offs to average loans ratio is essentially equal to the peer norm, being in the 52nd percentile as of June 30, 1995.

                           3 Months   3 Months    9 Months  9 Months  12 Month
(000's or % Ratios)         Sept 30,   Sept 30,   Sept 30,  Sept 30,   Dec 31,
                             1995       1994       1994       1993      1992
----------                   ----       ----       ----       ----      ----

Net Charge-offs              $183       $243       $618       $641     $1,128
Net Charge-offs/Ave Loans    0.14%      0.21%      0.16%      0.20%      0.25%

Gross Charge-offs            $360       $375     $1,150       $995     $1,616
Gross Charge-offs/Ave Loans  0.27%      0.33%      0.30%      0.30%      0.36%

Recoveries                   $178       $132       $532       $354       $488
Recoveries/Prior year        43.6%      37.0%      44.0%      33.6%      34.6%
      gross charge offs


The strong loan growth discussed above (due in part to the acquired Chase loans) caused the ratio of loan loss reserve to total loans to fall slightly from a year ago to 1.25%. Despite the ratio's decline, the reserve reached a new high at quarter end of $6.8 million. Management believes that having a loan loss reserve ratio in the neighborhood of 1.25% is consistent with the bank's credit quality, which has enabled the reserve for loan losses to cover the level of non-performing loans by approximately two times or more since the bank's restructuring as a single bank. Current coverage of loan loss reserves over non-performers is very favorable at 373%, an increase from 236% a year ago due to growth in the provision for loan losses and a significant reduction in non-performing loans.

                           3 Months   3 Months    9 Months   9 Months   12 Month
(000's or % Ratios)         Sept 30,   Sept 30,   Sept 30,   Sept 30,    Dec 31,
                              1995        1994      1994        1993      1992
----------                    ----       ----       ----       ----       ----

Non-Performing Loans         $1,819     $2,560     $1,819     $2,560     $3,258
Non-Performing Loans/Loans     0.33%      0.55%      0.33%      0.33%      0.67%

Loan Loss Allowance          $6,791     $6,042     $6,791     $6,042     $6,281
Loan Loss Allowance/Loans      1.25%      1.29%      1.25%      1.29%      1.30%

Loan Loss Allowance/            373%       236%       373%       236%       193%
     Non-Performing Loans

Loan Loss Provision            $275       $315     $1,129       $977     $1,702
Loan Loss Provision/            151%       129%       183%       152%       151%
     Net Charge-offs

Non-performing loans decreased almost 29% from twelve months earlier to $1.8 million as of the most recent quarter end, basically attributable to a write-down on one large commercial loan and its subsequent take out by the Farmers Home Administration. Also down from the September 30, 1994 level was the ratio of non-performers to loans outstanding to .33% as of September 30, 1995; the higher .64% level at June 30, 1995 was in the favorable 42nd peer percentile.

     The ratio of loan loss provision to net charge offs for the most recent quarter end was 151%, slightly higher than the 129% ratio twelve months earlier due to the higher level of charge-offs in third quarter 1994.

     The following table reflects the detail on non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .19% as of September 30, 1995, down 15 basis points from a year ago basically due to the write-down of one non-performing commercial loan. There is no troubled debt restructuring as of the most recent quarter end versus $31,000 one year earlier; the change reflects being paid out of previously restructured commercial loans. OREO for all periods is recorded at the lower of cost or market less estimated cost to sell. The ratio of nonperforming assets to loans plus OREO at .41% remains better than the company's internal goal of less than .75%.


                            9 Months   9 Months   12 Month   12 Month  12 Months
(000's or % Ratios)         Sept 30,    Sept 30,    Dec 31,    Dec 31,   Dec 31,
                              1995       1994       1994       1993       1992
----------                    ----       ----       ----       ----       ----

Loans accounted for on a      $1,359     $1,737     $2,396     $1,738     $881
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                   $460       $823       $862       $653     $726
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings               $0        $31        $15       $243     $356
Other Real Estate (OREO)        $443       $302       $223       $433     $459
                               -----      -----      -----      -----    -----
Total Non-Performing Assets   $2,262     $2,893     $3,496     $3,067   $2,422
Total Non-Performing Assets/    0.19%      0.34%      0.38%      0.43%    0.36%
    Total Assets

Total Non-Performing Assets/    0.41%      0.62%      0.72%      0.73%    0.67%
Total Loans & OREO

Loan Loss Allowance /           300%       209%       194%       197%      259%
Non-Performing Assets

 * May not foot due to rounding

Total delinquencies at $6.1 million (loans greater than 30 days past due plus nonaccruals) declined 19% from one year earlier, and the ratio to total loans at 1.08% is very favorable and improved from prior periods. The reason for the dollar decrease is the commercial loan charge-offs during the prior twelve months causing time & demand delinquencies to decrease substantially. The dollar amount of installment loan delinquencies increased. However, with the strong loan growth, the ratio to total installment loans fell. Real estate delinquencies increased slightly due to a higher level of non-accrual loans.


Delinquencies              3 Months   3 Months    12 Month   12 Month   12 Month
30 days - Non-accruing      Sept 30,   Sept 30,    Dec 31,    Dec 31,    Dec 31,
(000's or % Ratios)          1995        1994        1994       1993      1992
----------                   ----        ----        ----       ----      ----

Total Delinquencies         $6,055     $7,459     $6,765     $7,004      $6,894
Ratio to Total Loans          1.08%      1.50%      1.32%      1.58%       1.76%

Time & Demand               $1,831     $3,851     $3,107     $2,633      $1,758
Ratio to Time & Demand        1.08%      2.70%      2.14%      2.07%       1.72%

Installment                 $2,718     $2,467     $2,664     $3,156      $4,026
Ratio to Installment          1.28%      1.37%      1.41%      2.01%       2.53%

Real Estate                 $1,506     $1,141       $994     $1,214      $1,110
Ratio to Real Estate          0.84%      0.65%      0.56%      0.76%       0.85%

Note:  Ratios to Gross Loans

 * May not foot due to rounding


Deposits

     Deposits are the primary source of funding for loans and investments as measured by the deposits to earning asset ratio. This ratio is up 8.5 percentage points from a year ago to 96.0%, reflecting borrowings being paid off with the deposits acquired from Chase. Average earning assets have increased $282 million over the last twelve months, while average deposits have grown a greater $336 million.

     The table below displays the components of total deposits including volume and rate trends over the last seven quarters.

For the Quarter   Average   Average   Average   Average   Average   Average
Ended:             Demand   Savings    Money      Time     Total   Deposits/
(000's)                                Market             Deposits  Earning
                   ------    ------    ------    ------    ------    Assets
                                     Amount and Average Rate
                   ------    ------    ------    ------    ------    ------
September 30, 1994
    Amount        $101,110  $256,496   $77,446  $244,149  $679,201    87.5%
Yield / Rate         ----       2.64%     2.62%     4.24%     2.82%

December 31, 1994
    Amount        $104,427  $248,710   $68,067  $262,359  $683,564    82.1%
Yield / Rate         ----       2.56%     2.67%     4.77%     3.03%

March 31, 1995
    Amount        $102,850  $237,540   $66,035  $295,808  $702,233    80.0%
Yield / Rate         ----       2.63%     2.83%     5.33%     3.40%

June 30, 1995
    Amount        $104,882  $233,875   $63,308  $310,756  $712,820    78.8%
Yield / Rate         ----       2.68%     2.94%     5.58%     3.57%

September 30, 1995
    Amount        $142,413  $345,812   $79,542  $447,253 $1,015,020   96.0%
Yield / Rate         ----       2.68%     2.72%     5.55%     3.57%

Change in quarterly average
outstandings & yield / rate
September 30, 1994 to
September 30, 1995
    Amount         $41,304   $89,316    $2,097  $203,104  $335,819     8.5%
  % Change            40.9%     34.8%      2.7%     83.2%     49.4%
Change (% pts)       ----       0.04      0.10      1.32      0.75

Deposit Mix
September 30, 1994    14.9%     37.8%     11.4%     35.9%    100.0%
September 30, 1995    14.0%     34.1%      7.8%     44.1%    100.0%
    Change            -0.9%     -3.7%     -3.6%      8.1%    ----

Year-to-date average
outstandings: (000's)

September 30, 1994
    Amount         $96,619  $250,016   $75,674  $218,358  $640,666      87.6%
Yield / Rate         ----       2.54%     2.54%     4.17%     2.71%     ----

September 30, 1995
    Amount        $116,860  $272,806   $69,678  $351,827  $811,170      85.6%
Yield / Rate         ----       2.67%     2.82%     5.50%     3.52%     ----

Change in YTD average
outstandings & yield / rate
from September 30, 1994 to
September 30, 1995
    Amount         $20,241   $22,790   ($5,996) $133,469  $170,504      (1.9)
  % Change            20.9%      9.1%     -7.9%     61.1%     26.6%     ----
Change (%pts)         ----      0.13      0.28      1.33      0.81

 * May not foot due to rounding

Average total deposits for the quarter were 49.4% higher than third quarter 1994. As shown by the table, 60.5% of all of the deposit growth was in time deposits (up $203.1 million), with the remainder split between $41.3 million in demand deposit growth and $89.3 million in savings growth. The major reasons for the total deposit increase were the $388 million in deposits from the 15 Chase branches acquired in third quarter 1995 and the Chase Cato branch acquisition in fourth quarter 1994.

As reflected in the table above, the deposit mix has had material changes since third quarter 1994 because of the impact of the aforementioned acquisition on rasing our time deposit mix to 44%.

The above table shows that the average rates on interest bearing deposits have lagged behind the 125 BP increase in Fed Funds, moving up only 75 BP. Savings and money market rates accounted for the lag, increasing only 4 BP and 10 BP, respectively. As of June 30, 1995, the bank's average rate on interest bearing deposits were slightly better than the norm in the 48th peer percentile.

Liquidity and Borrowing Position

Liquidity involves the ability to raise funds to support asset growth, to meet requirements for deposit withdrawals, to maintain reserve requirements, and to otherwise sustain operations.

The bank's liquidity level is extremely favorable as of September 30, 1995.
In the event of a liquidity crisis, over $293.6 million (essentially short term assets minus short term liabilities) or 24.7% of assets could be converted into cash within a 30-day time period. This puts the liquidity position well above the bank's 7.5% internal policy minimum. The same policy minimum applies to projections over a 90-day period for which the actual ratio is 23.0% as of this quarter end.

As shown by the statement of cash flows preceding the Management Discussion and Analysis, the bank's cash and cash equivalents grew $59.7 million YTD to $94.3 million as of September 30, 1995. YTD net cash was provided by operating activities of $9.7 million (caused by favorable earnings). Financing activities provided cash of $255.8 million (attributable to deposits from the Chase acquisition and issuance of common and preferred stock) that was utilized by investing activities of $201.6 million (due to investment purchases and maturities, the premium paid on the acquisition and loan growth).

The following table shows the trend of loans, investments, large liability certificates of deposit and other borrowings over the last seven quarters.

For the Quarter Average    Average     Ave Core    Ave CDs   Average    Interest

Ended:         Loans   Investments   Deposits   >$100,000   Borrowings  Bearing
(000's)                      (a)         (b)
Liabilities
               ------     ------      ------      ------      ------     ------
                         Amount and Average Yield / Rate
               ------     ------      ------      ------      ------     ------

September 30, 1994
   Amount    $454,383    $321,811    $644,302     $34,899     $79,676   $657,767
Yield / Rate     9.12%       6.98%       2.74%       4.33%       4.50%     3.45%

December 31, 1994
   Amount    $473,920    $358,193    $642,190     $41,374    $129,074   $708,211
Yield / Rate     9.26%       7.23%       2.91%       4.78%       5.18%     3.87%

March 31, 1995
   Amount    $488,436    $388,886    $644,375     $57,858    $153,625   $753,008
Yield / Rate     9.52%       7.64%       3.18%       5.89%       6.17%     4.43%

June 30, 1995
   Amount    $507,159    $397,319    $650,142     $62,679    $169,277   $777,216
Yield / Rate     9.60%       7.62%       3.37%       5.71%       6.26%     4.64%

September 30, 1995
   Amount    $532,156    $525,664    $958,027     $56,993     $29,002   $901,609
Yield / Rate     9.63%       7.21%       3.45%       5.70%       6.56%     4.23%

Change in quarterly average
outstandings & yield / rate
from September 30, 1994 to
September 30, 1995
   Amount     $77,772    $203,853    $313,725     $22,095    ($50,673)  $243,842
 % Change        17.1%       63.3%       48.7%       63.3%      -63.6%     37.1%
Change (%pts)     0.51        0.23        0.71        1.37        2.07      0.78

Year-to-date average
outstandings: (000's)

September 30, 1994
   Amount    $436,771    $294,742    $609,104     $31,562     $73,267   $617,315
Yield / Rate     9.07%       6.81%       2.65%       3.93%       4.07%     3.30%

September 30, 1995
   Amount    $509,410    $437,791    $751,997     $59,174    $116,845   $811,155
Yield / Rate     9.59%       7.46%       3.35%       5.77%       6.25%     4.42%

Change in YTD average
outstandings & yield / rate
from September 30, 1994 to
September 30, 1995
   Amount     $72,639    $143,048    $142,893     $27,611     $43,578   $193,841
 % Change        16.6%       48.5%       23.5%       87.5%       59.5%     31.4%
Change (%pts)     0.52        0.64        0.70        1.84        2.17      1.13

Note:  (a)  Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

       (b) Defined as total deposits minus CDs > $100,000. Rate includes impact of non-interest bearing transaction accounts.

 * May not foot due to rounding

Borrowings for third quarter 1995 averaged $29.0 million compared to $79.7 million for third quarter 1994. This resulted from borrowings being virtually paid off with acquired Chase deposits and capital issued from the end of June through mid-July. CBSI does not anticipate borrowing until buying opportunities and financial market conditions make investment purchases attractive and prudent.

The slight eight basis point increase in the rate on core deposits from second to third quarter 1995 reflects the bank's greater mix of interest-bearing deposits resulting from the Chase acquisition.

Investments and Asset/Liability Management

The level and composition of the bank's investment portfolio is designed to balance the constraints of liquidity, interest rate risk, capital and credit risk, while providing an acceptable rate of return. In meeting that objective, the portfolio at quarter end comprised 49.3% of earning assets (up from 40.9% 12 months prior due to the investment of excess Chase deposits).

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

For the Quarter  U.S.     Mtg-Backs     Tax       Other      Total      Invests/
Ended:          Gov'ts       (a)      Exempts      (b)    Investments   Earning
(000s)          ------     ------     ------     ------     ------       Assets
                                        Amount and Change
                                     from Preceding Quarter             (Period
                ------     ------     ------     ------     ------        End)


September 30, 1994
    Amount     $145,870   $146,423    $22,166    $10,444   $324,902       40.9%
    Change         14.3%      -4.6%       4.3%     -12.2%       3.4%       0.0

December 31, 1994
    Amount     $187,087   $155,376    $20,777    $15,279   $378,520       43.9%
    Change         28.3%       6.1%      -6.3%      46.3%      16.5%       3.0

March 31, 1995
    Amount     $192,526   $162,408    $17,762    $14,482   $387,177       43.9%
    Change          2.9%       4.5%     -14.5%      -5.2%       2.3%      (0.1)

June 30, 1995
    Amount     $212,508   $177,284    $16,727    $20,675   $427,195       45.3%
    Change         10.4%       9.2%      -5.8%      42.8%      10.3%       1.5

September 30, 1995
    Amount     $245,087   $200,471    $15,636    $68,076   $529,270       49.3%
    Change         15.3%      13.1%      -6.5%     229.3%      23.9%       3.9


Change from
September 30, 1994 to
September 30, 1995
    Amount      $99,217    $54,048    ($6,529)   $57,631   $204,368        8.4%
    Change         68.0%      36.9%     -29.5%     551.8%      62.9%      ---

Investment Mix
September 30, 1994 44.9%      45.1%       6.8%       3.2%     100.0%
September 30, 1995 46.3%      37.9%       3.0%      12.9%     100.0%
    Change          1.4%      -7.2%      -3.9%       9.6%      ---

Note:  (a)  Includes CMO's and pass through's
       (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock

 * May not foot due to rounding

Investments totaled $529 million for the quarter just ended, up $204 million (62.9%) from the third quarter of 1994. This increase is attributable to investing deposits from the 15 Chase branches and the growing level of borrowings prior to acquisition.

During third quarter 1995, with the large amount of funds to be invested from the Chase acquisition and uncertainty in the financial markets there was similar growth in both cash flow producing investments (such as 15 year seasoned mortgage backs) and call protection investments (US Governments).

Additional growth in investments resulted from excess funds being placed in Fed Funds sold (reflected in other investments). The fed funds position is expected to be liquidated upon the consummation of the sale of three branches to NBT Bank, N.A., currently expected before year-end 1995.

Over the last twelve months, the investment portfolio mix has shifted such that there are increased proportions of U.S. Government securities (46% as of September 30, 1995) and other investments (Federal Home Loan Bank stock and Fed Funds Sold), with a decreasing proportion of tax exempt and mortgage backed securities.

The average fully taxable equivalent yield (including the lower yielding Fed Funds Sold) in the last year has increased from 6.98% to 7.21% as the result of lower yielding investments running off and taking advantage of increased market rates. The 41 BP decline since June 30, 1995 is the result of the large amount Fed Funds Sold position; excluding the position, the portfolio yield as of
quarter end was 7.40.   As of June 30, 1995, the bank's higher 7.62% overall
investment yield was in the very favorable 95th percentile.

The average portfolio life based on earliest redemption date has increased from
2.6 years on September 30, 1994 to 4.4 years on September 30, 1995, attributable to the increasing mix of investments with call protection features.

The portfolio market value increased slightly from 98.5% of book value one year ago to 102.5% of book value as of September 30, 1995.


Although keenly aware of how interest rate volatility may change the market value of its investments, the bank continues to place an overriding emphasis on the future earnings stream of its portfolio; thus, the majority of new investment purchases are classified as held-to-maturity rather than available-for-sale.

The held-to-maturity portfolio (78.9% of the total investments) amounted to $320 million as of September 30, 1995. Average time to maturity of these securities, based on the earliest redemption date, was 3.6 years. The portfolio recorded a market value appreciation of $11.5 million, or 3.2% above book value, for the quarter just ended.

As of the most recent quarter end, 21.1% of the investment portfolio is classified as available-for-sale (AFS) in accordance with SFAS No. 115. The most common criteria for placing securities in the AFS portfolio is the need to sell securities for liquidity needs and to manage interest rate risk. However, CBSI's liquidity position does not rely on such security sales, and interest rate risk is managed at the time of investment purchase rather than after the fact.

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

As of September 30, 1995, the AFS portfolio average maturity based on earliest redemption date was 4.4 years, and the pre-tax market value adjustment was a favorable $65,000. Having a reasonably sized AFS portfolio gives the bank flexibility to sell lower yielding investments and replace them with higher yields when short-term losses can be recouped with higher future earnings.

The following table displays several of the underlying investment portfolio statistical measures discussed above on a quarterly basis since December 31, 1993.


For the Quarter  Portfolio  Portfolio Portfolio      AFS      AFS Market    Net
Ended:            Average   Maturity  Market /   Portfolio /    Value   Realized
(000's)           Yield     (Years)     Book       Total     Adjustment  Gains /
                  (a)        (b)                Portfolio    (Pretax)   (Losses)
                --------  --------   --------    --------    --------   --------

September 30, 1994 6.98%     2.6        98.5%       36.0%    ($2,470)       $0

December 31, 1994  7.23%     3.6        97.8%       22.8%    ($3,263)    ($499)

March 31, 1995     7.64%     3.9       100.5%       21.8%    ($1,982)       $0

June 30, 1995      7.62%     4.0       103.3%       24.8%        $39     ($150)

September 30, 1995 7.21%     4.4       102.5%       21.1%        $65        $0


Change from
September 3to
September 30, 1995 0.23%     1.8         4.0%      -14.9%     $2,535        $0

Note:  (a)  Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on called bonds of $158, $146, and $297 as of March 10, July 10, and October 10, 1993, respectively.

       (b)  Based on earliest redemption date.

 * May not foot due to rounding

Part II.  Other Information

Item 1.   Legal Proceedings.

                Not Applicable

Item 2.   Changes in Securities.

     On July 10, 1995, the underwriters exercised their overallotment option of 112,500 shares of common stock and on July 11, 1995 CBSI issued 40,000 shares of common stock to reserve for employees. These exercises were made in connection with and are included in the 862,500 shares of common stock and 90,000 shares of preferred stock issued.

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

b)   No reports on Form 8-K were filed during third quarter 1995.

                                      Signatures


     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Community Bank System, Inc.




Date:  November 14, 1995                          /s/ Sanford A. Belden
                                             Sanford A. Belden, President and
                                             Chief Executive Officer



Date:  November 14, 1995                          /s/ David G. Wallace
                                             David G. Wallace, Senior Vice
                                             President  Chief Financial Officer

                              Community Bank System, Inc.
                      Statement re Earnings Per Share Computation

                                      Exhibit 11


                            Three Months Ended               Six Months Ended
                              September 30,                    September 30,
                             1995       1994                  1995      1994
Primary Earnings
Per Share

Net Income                 3,030,510  2,712,827             8,353,018  7,761,871
Less:
     Accrued Preferred
     Stock Dividend         -202,500          0              -202,500          0
                           ---------  ----------            ---------  ---------
Income applicable
    to common stock        2,828,010  2,712,827             8,150,518  7,761,871
                           =========  =========             =========  =========
Weighted average number
    of common shares       3,646,104  2,770,727             3,077,915  2,759,612
Add: Shares issuable from
  assumed exercise of
  incentive stock options     42,848     48,561                30,759     53,050
                           ---------  ---------             ---------  ---------
Weighted average number of
 common shares - adjusted  3,688,952  2,819,288             3,108,674  2,812,662
                           =========  =========             =========  =========
Primary earnings per share     $0.77      $0.96                 $2.62      $2.76
                           =========  =========             =========  =========

Fully Diluted Earnings Per Share

 Net Income                2,828,010  2,712,827             8,150,518  7,716,871
                           =========  =========             =========  =========
Weighted average number of
 common shares - adjusted  3,696,422  2,821,068             3,128,985  2,816,418
Add: Equivalent number of
    common shares assuming
   conversion of preferred
                           ---------  ---------             ---------  ---------
Weighted average number of
 common shares - adjusted  3,696,422  2,821,068             3,128,985  2,816,418
                           =========  =========             =========  =========

Fully diluted earnings
per share                      $0.77      $0.96                 $2.60      $2.76
                           =========  =========             =========  =========