Form 10-Q/A
period 1995-09-30
COMMUNITY BANK SYSTEM INC
filed 1995-11-24
CIK 723188

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

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
-----------------------------------------------------------------------------------------------------------------------
                                                                       September 30,     December 31,     September 30,
ASSETS                                                                          1995             1994             1994
    Cash and due from banks                                              $46,932,326      $30,522,189      $34,621,192
    Interest bearing deposits with other banks                                     0                0                0
    Federal funds sold                                                    47,400,000                0                0

                       TOTAL CASH AND CASH EQUIVALENTS                    94,332,326       30,522,189       34,621,192

    Investment securities
       U.S. Treasury                                                       8,539,080       16,624,198       26,830,549
       U.S. Government agencies and corporations                         236,548,042      170,462,427      119,039,126
       States and political subdivisions                                  15,636,238       20,777,354       22,165,620
       Mortgage-backed securities                                        200,470,937      155,376,150      146,422,831
       Other securities                                                   20,106,091       14,727,925        9,892,776
       Federal Reserve Bank                                                  569,600          551,550          551,550

                           TOTAL INVESTMENT SECURITIES                   481,869,988      378,519,604      324,902,452
    Loans                                                                561,310,415      510,738,775      497,167,677
      Less: Unearned discount                                             16,319,521       27,659,684       27,688,142
            Reserve for possible loan losses                               6,791,385        6,281,109        6,042,109

                                             NET LOANS                   538,199,509      476,797,982      463,437,426
    Bank premises and equipment                                           17,147,617       10,591,510       10,041,496
    Accrued interest receivable                                            9,896,240        6,657,326        5,550,509
    Intangible assets                                                     37,663,096        6,106,608        5,704,218
    Other assets                                                           7,806,111        6,305,990        7,673,213

                                          TOTAL ASSETS                $1,186,914,887     $915,501,209     $851,930,506


LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest bearing                                               $149,984,614     $103,006,969      $99,247,003
      Interest bearing                                                   922,722,341      576,630,655      588,669,619

                                        TOTAL DEPOSITS                 1,072,706,955      679,637,624      687,916,622

    Federal funds purchased and securities sold under
       agreements to repurchase                                                    0       57,300,000       27,250,000
    Term borrowings                                                          550,000      105,550,000       65,550,000
    Obligations under capital lease                                                0                0                0
    Accrued interest and other liabilities                                12,186,796        6,724,070        6,183,432

                                     TOTAL LIABILITIES                 1,085,443,751      849,211,694      786,900,054

    Shareholders' equity
       Preferred stock $100 stated value                                   9,000,000                0                0
       Common stock $1.25 par value                                        4,593,031        3,485,187        3,468,938
       Surplus                                                            32,740,106       14,885,096       14,684,876
       Undivided profits                                                  55,227,384       49,853,313       48,342,411
       Unrealized gains (losses) on available for sale securities             38,105       (1,930,414)      (1,461,560)
       Less:  Shares issued under
                employee stock plan - unearned                               127,490            3,667            4,213


                            TOTAL SHAREHOLDERS' EQUITY                   101,471,136       66,289,515       65,030,452

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $1,186,914,887     $915,501,209     $851,930,506



COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                     Nine Months
                                                                         September 30,                      September 30,
INTEREST INCOME                                                     1995             1994               1995             1994
  Interest and fees on loans                                    $12,921,662      $10,449,931        $36,531,460      $29,636,985
  Interest and dividends on investments:
  U.S. Treasury                                                     232,928          485,941            831,450        1,457,623
     U.S. Government agencies and corporations                    4,207,083        1,934,444         11,168,627        5,058,541
     States and political subdivisions                              248,350          360,276            828,401        1,092,894
     Mortgage-backed securities                                   3,528,308        2,489,464          9,490,387        6,414,672
     Other securities                                               318,056          218,837            789,105          482,039
  Interest on federal funds sold                                    897,271                0            930,048                0
  Interest on deposits at other banks                                     0                0                  0            1,133

                                                                 22,353,658       15,938,893         60,569,478       44,143,887
INTEREST EXPENSE
  Interest on deposits
     Savings                                                      2,882,700        2,218,044          6,910,453        6,186,820
     Time                                                         6,257,370        2,606,308         14,469,132        6,809,371
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     Term borrowings                                                479,771          903,279          5,458,707        2,230,383
  Interest on capital lease                                               0                0                  0              629

                                                                  9,619,841        5,727,631         26,838,292       15,227,203

                                           NET INTEREST INCOME   12,733,817       10,211,262         33,731,186       28,916,684
Provision for possible loan losses                                  275,217          315,088          1,128,657          976,505

                                     NET INTEREST INCOME AFTER
                                     PROVISION FOR LOAN LOSSES   12,458,600        9,896,174         32,602,529       27,940,179

OTHER INCOME
  Fiduciary services                                                336,024          352,765          1,023,130        1,077,473
  Service charges on deposit accounts                               961,083          694,107          2,326,488        1,890,929
  Other service charges, commissions and fees                       503,504          561,679          1,261,584        1,229,202
  Other operating income                                              7,938            4,144            118,464           29,012
  Investment security gain (loss)                                         0                0           (149,750)         (1,695)

                                                                  1,808,549        1,612,695          4,579,916        4,224,921

                                                                 14,267,149       11,508,869         37,182,445       32,165,100
OTHER EXPENSES
  Salaries, wages and employee benefits                           4,561,056        3,333,273         11,872,247        9,817,500
  Occupancy expense of bank premises, net                           707,945          490,100          1,806,139        1,511,716
  Equipment and furniture expense                                   513,603          438,997          1,393,510        1,287,327
  Other                                                           3,446,035        2,707,672          8,311,531        6,948,686

                                                                  9,228,639        6,970,042         23,383,427       19,565,229

                             INCOME BEFORE INCOME TAXES           5,038,510        4,538,827         13,799,018       12,599,871
Income taxes                                                      2,008,000        1,826,000          5,446,000        4,838,000

                                             NET INCOME          $3,030,510       $2,712,827         $8,353,018       $7,761,871

Earnings per common share                                             $0.77            $0.96              $2.62            $2.76

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

Earnings Performance Summary

                                     Three Months Ended           Change
                                     9/30/95     9/30/94      Amount   Percent

(000s)

Net Income                            $3,031      $2,713       $318      11.7%

Earnings per share                     $0.77       $0.96     ($0.19)    -19.8%
Weighted average
     shares outstanding                3,689       2,819        870      30.8%

Return on average assets                1.04%       1.30%     -0.26%      N/A

Average assets                    $1,155,716    $829,081   $326,635      39.4%

Return on average
     shareholders' equity              12.47%      16.69%     -4.21%      N/A
Average shareholders' equity         $98,947     $64,500    $34,447      53.4%

Percentage of average shareholders'
     equity to average assets           8.56%       7.78%      0.78%      N/A


                                     Nine Months Ended            Change
                                     9/30/95     9/30/94      Amount   Percent

(000s)

Net Income                            $8,353      $7,762       $591       7.6%

Earnings per share                     $2.62       $2.76     ($0.14)     -5.1%
Weighted average
     shares outstanding                3,109       2,813        296      10.5%

Return on average assets                1.10%       1.32%     -0.23%      N/A
Average assets                    $1,016,404    $783,541   $232,864      29.7%

Return on average
     shareholders' equity              14.36%      16.34%     -1.98%      N/A
Average shareholders' equity         $78,946     $63,520    $15,426      24.3%

Percentage of average shareholders'
     equity to average assets           7.77%       8.11%     -0.34%      N/A

 * May not foot due to rounding

Net income for the third quarter and first nine months of 1995 reached a record high of $3.031 million and $8.353 million, respectively, up 11.7% and 7.6% over the comparable 1994 periods.

As a result of the company's issuance of nearly 863,000 additional common shares in late June and early July of this year, common shares outstanding increased by almost 31% in the third quarter, resulting in earnings per share of $.77, down 19.8% from the same quarter last year. For the nine-month period, earnings per share were $2.62, off 5.1%.

These results reflect the impact of the company's mid-July 1995 purchase of 15
branches from The Chase Manhattan Bank, N.A..   Large one-time expenditures
related to absorbing the new branches amounted to approximately $510,000 in the third quarter. One hundred thousand dollars of these third quarter expenses was offset by a refund from the FDIC of excess insurance premiums collected for June of this year. The net after-tax impact of these one time expenses is approximately $.06 per share.

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

Over the last twelve months, with the impact of the 15 branches acquired from Chase, loans have climbed more than $75 million, or over 16%, while investments have risen $204 million or nearly 63%. The primary components of loan growth are the bank's business lending products (up over $30 million or 22%) and indirect consumer loans, predominantly automobile financing through dealers (up $38 million or 40%). Increases continue to be modest in the consumer direct loan product line, which includes home equity products (up $5.0 million or 5.1%) and consumer mortgages (up $2.2 million or 1.5%, net of $3.1 million in originations sold in the secondary market.)

Also benefiting net interest income was a slight upturn in the bank's net interest margin to 4.82% this quarter from 4.74% in third quarter 1995; these results compare to 5.31% earned in third quarter 1994 in a higher financial market rate environment. Margins have improved since June 30 largely because of replacing in excess of $188 million in borrowings at an average rate of 6.22% with the Chase deposits, which had an effective core deposit rate of 3.78% as of the acquisition date. In addition, certain Chase deposit products were simplified or priced downward upon acquisition to conform to the bank's deposit product strategy.

Non-interest income rose a satisfactory 12.2% in the third quarter, bringing the increase for the first nine months to 11.9% versus the comparable 1994 period. The improvement largely reflects higher fees from the sale of annuities and mutual funds, as well as greater overdraft fees, service charges, and commissions from an expanded customer base gained from acquisitions in 1994 aside from the Chase branch purchase. Growth has been partially offset by the loss of fees from a large but relatively low profit margin merchant for whom the bank processed charge card purchases; excluding all Visa merchant discount fees, non-interest income was up over 34% in the third quarter and 25% year-to-date compared to the same periods last year.

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

Important to note is that approximately $510,000 in estimated large one-time expenses were incurred this quarter due to the Chase acquisition in a variety of areas, the primary categories being employee severance and overtime, office supplies, data processing conversion expense, and customer check repurchase expense. Excluding these items, overhead would have increased by $1.8 million or 25% compared to third quarter 1994.

A very positive change in the third quarter was the announcement in September of lower FDIC deposit insurance premiums, effective retroactively to June 1 of this year. As a result, FDIC insurance expense pertaining to the third quarter was reduced by nearly 65%, or $234,000 even after additional coverage required by the Chase branch deposits. This improvement is in addition to the refund of approximately $100,000 received by the bank this quarter for excess insurance premiums collected for June.

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


 * May not foot due to rounding

     Comparing the quarter just ended to third quarter 1994, the net interest margin narrowed by 49 basis points due to the cost of funds rate increasing by 66 basis points compared to a 19 basis point increase in the yield on earning assets (up due to higher financial market rates). The cost of fund rate increase is attributable both to the growing mix of time deposits as well as the increasing time deposit rate prior to the Chase transaction: customers have moved from lower yielding transaction accounts, and as well, a large proportion of time deposits was acquired in the Chase transaction. The $281.6 million increase in earning assets shown in the above table more than offsets the impact of this margin shrinkage on net interest income.

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

 * May not foot due to rounding

     As shown by the table above, 38.5% growth was experienced in income from service charges on deposits. This improvement reflects the impact of acquiring $383 million in deposits from the 15 Chase branches as well as continued efforts to reduce the number of waived charges. Annuity and mutual fund sales commissions, a program which began early in 1994, grew more than 4.5 times from one year earlier to $91,000.

     These increases were partially offset by declines in other non-interest income categories. Fiduciary services fell 4.7% due to 28.6% lower employee benefit trust income (timing differences). Growth was also offset by declining Visa merchant discount fees attributable to the loss of a large vendor.

     The 15 basis point decrease (to .60%) in the non-interest income to average assets ratio from one year earlier reflects CBSI's strong asset growth, primarily attributable to acquired deposits. Progress continues toward addressing the bank's peer shortfall (first or lowest peer quartile) by maintaining competitive and value-based service charges; offering full service brokerage/financial planning products through dedicated sales representatives in selected markets; and selling/servicing residential mortgages (which began during mid-1994).


Non-Interest Expense

     Non-interest expense for the three months ended September 30, 1995 increased by $2.3 million (32.4%) over the same period last year to $9.2 million, bringing the year-to-date (YTD) total up 19.5% over the first nine months of 1994 to $23.4 million. The table below summarizes the major components of change.

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

Over 54% of the total quarterly increase resides in personnel expense, the primary reasons being modest annual merit awards and an average 143 additional full-time equivalent (FTE) positions, resulting in a total of 579 employees as of September 30, 1995. These additions reflect the full impact of the acquisition of the 15 Chase branches resulting in 115 additional FTEs, as well as the Chase Cato, New York branch in fourth quarter 1994; expanded business development efforts in the lending and fiduciary services functions; and the need to service the bank's increased transaction volumes over the last twelve months.

The remainder of the quarter's overhead increase compared to the same quarter last year is spread over a number of expense categories. Higher occupancy expense resulted from a total of 17 new locations during the last twelve months. Administrative expenses were up due to higher supplies caused by the branch acquisitions. The amortization of intangibles rose due to the acquisition of the Chase branches and the resulting $32.4 million premium. Finally, there were various other increases related to inflation, volume growth and acquisitions, partially offset by lower credit card processing expense (with the loss of a large vendor) and the $554,000 FDIC insurance refund (approximately $100,000 being attributable to the second quarter), bringing the deposit insurance rate down from 23 BP to 4 BP.

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

                           3 Months   3 Months    9 Months  9 Months  12 Month
(000's or % Ratios)         Sept 30,   Sept 30,   Sept 30,  Sept 30,   Dec 31,
                             1995       1994       1994       1993      1994
----------                   ----       ----       ----       ----      ----

Net Charge-offs              $183       $243       $618       $641     $1,128
Net Charge-offs/Ave Loans    0.14%      0.21%      0.16%      0.20%      0.25%

Gross Charge-offs            $360       $375     $1,150       $995     $1,616
Gross Charge-offs/Ave Loans  0.27%      0.33%      0.30%      0.30%      0.36%

Recoveries                   $178       $132       $532       $354       $488
Recoveries/Prior year        43.6%      37.0%      44.0%      33.6%      34.6%
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
     Net Charge-offs

Non-performing loans decreased almost 29% from twelve months earlier to $1.8 million as of the most recent quarter end, basically attributable to a write-down on one large commercial loan and its subsequent take out by the Farmers Home Administration. Also down from the September 30, 1994 level was the ratio of non-performers to loans outstanding to .33% as of September 30, 1995; at June 30, 1995, this ratio was .31%, or the favorable 18th peer percentile.

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
Non-Performing Assets

 * May not foot due to rounding

Total delinquencies at $6.1 million (loans greater than 30 days past due plus nonaccruals) declined 19% from one year earlier; the ratio to total loans at 1.08% is very favorable and improved from prior periods. The reason for the dollar decrease is the commercial loan charge-offs during the prior twelve months causing time & demand delinquencies to decrease substantially. The dollar amount of installment loan delinquencies increased by about 100%; however, with the strong loan growth, the ratio to total installment loans fell. Real estate delinquencies increased due to a higher level of non-accrual loans.


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

     The table below displays the components of total deposits including volume and rate trends over the last five quarters.

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

 * May not foot due to rounding

Average total deposits for the quarter were 49.4% higher than third quarter 1994. As shown by the table, 60.5% of all of the deposit growth was in time deposits (up $203.1 million), with the remainder split between $41.3 million in demand deposit growth and $89.3 million in savings growth. The major reasons for the total deposit increase were the $383 million in deposits from the 15 Chase branches acquired in third quarter 1995 and the Chase Cato branch acquisition in fourth quarter 1994.

As reflected in the table above, the deposit mix has had material changes since third quarter 1994 because of the impact of the aforementioned acquisition on raising our time deposit mix to 44%.

The average rates on interest bearing deposits have lagged behind the 125 BP increase in Fed Funds, moving up only 85 BP. Savings and money market rates accounted for the lag, increasing only 4 BP and 10 BP, respectively. As of June 30, 1995, the bank's average rate on interest bearing deposits was slightly better than the norm in the 48th peer percentile.

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

For the Quarter Average    Average     Ave Core    Ave CDs   Average    Interest

Ended:         Loans   Investments   Deposits   >$100,000   Borrowings  Bearing
(000s)                                  (a)
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

Note:  (a)  Defined as total deposits minus CDs > $100,000.  Rate includes impact of non-interest bearing transaction accounts.

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

During third quarter 1995, with the large amount of funds to be invested from the Chase acquisition and uncertainty in the financial markets, there was similar growth in both cash flow producing investments (such as 15 year seasoned mortgage backs) and call protection investments (US Governments).

Additional growth in investments resulted from excess funds being placed in Fed Funds sold (reflected in other investments). The fed funds position is expected to be liquidated upon consummation of the sale of three branches to NBT
Bank, N.A., currently expected before year-end 1995.

Over the last twelve months, the investment portfolio mix has shifted such that there are increased proportions of U.S. Government securities (46% as of September 30, 1995) and other investments (Federal Home Loan Bank stock and Fed Funds Sold), with a decreasing proportion of tax exempt and mortgage backed securities.

The average fully taxable equivalent yield (including the lower yielding Fed Funds Sold) in the last year has increased from 6.98% to 7.21% as the result of lower yielding investments running off and taking advantage of increased market rates. The 41 BP decline since June 30, 1995 is the result of the large amount Fed Funds Sold position; excluding the position, the portfolio yield as of
quarter end was 7.40%.   As of June 30, 1995, the bank's higher 7.62% overall
investment yield was in the very favorable 95th percentile.

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

As of the most recent quarter end, 21.1% of the investment portfolio is classified as available-for-sale (AFS) in accordance with SFAS No. 115. The AFS portfolio average maturity based on earliest redemption date was 7.6 years, and the pre-tax market value adjustment was a favorable $65,000. Having a reasonably sized AFS portfolio gives the bank flexibility to sell lower yielding investments and replace them with higher yields when short-term losses can be recouped with higher future earnings.

The following table displays several of the underlying investment portfolio statistical measures discussed above on a quarterly basis for the last 12-month period.


For the Quarter  Portfolio  Portfolio Portfolio      AFS      AFS Market    Net
Ended:            Average   Maturity  Market /   Portfolio /    Value   Realized
(000s)            Yield     (Years)     Book       Total     Adjustment  Gains /
                              (a)                Portfolio    (Pretax)  (Losses)
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

Note:  (a)  Based on earliest redemption date

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