Form 10-K
period 1995-12-31
COMMUNITY BANK SYSTEM INC
filed 1996-03-27
CIK 723188

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1995 Commission file number 0-11716

                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   16-1213679
    (State or other jurisdiction                     (I.R.S. Employer
        of incorporation)                           Identification No.)

  5790 WIDEWATERS PARKWAY, DEWITT, NEW YORK                         13214
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

                                 Yes   X     No
                                     -----      -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

$115,992,923 based upon average selling price of $31.50 and 3,682,315 shares on February 28, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       3,682,315 shares Common Stock $1.25 Par Value at February 28, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

         1. Definitive Proxy Statement for Annual Meeting of
            Stockholders to be held on May 8, 1996 ............... Part III

                            Exhibit index on page 78.

===============================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Community Bank System, Inc. ("Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214 and its telephone number is
(315) 445-2282. The Company became a bank holding company in 1984 with the acquisition of The St. Lawrence National Bank ("St. Lawrence Bank") on February 3, 1984 and the First National Bank of Ovid (renamed Horizon Bank, N.A or "Horizon Bank") on March 2, 1984. Also in 1984 the Company obtained a national bank charter for its third wholly-owned subsidiary bank, The Exchange National Bank ("Exchange Bank"), and on July 1, 1984 Exchange Bank acquired the deposits and certain of the assets of three branches of the Bank of New York located in southwestern New York. On September 30, 1987, the Company acquired The Nichols National Bank ("Nichols Bank") located in Nichols, New York. On September 30, 1988, the Company acquired ComuniCorp, Inc., a one-bank holding company located in Addison, New York, the parent company to Community National Bank ("Community Bank"). On March 26, 1990, Community Bank opened the Corning Market Street branch from the Company's acquisition of deposits and certain assets from Key Bank of Central New York. On January 1, 1992, the Company's five banking affiliates consolidated into a single, wholly-owned national banking subsidiary, known as Community Bank, N.A. ("Bank"). On March 31, 1993, the Bank's marketing representative office in Ottawa, Canada was closed. On June 3, 1994, the Company acquired three branch offices in Canandaigua, Corning and Wellsville, New York from the Resolution Trust Corporation. On October 28, 1994, the Company acquired the Cato, New York branch of The Chase Manhattan Bank, N.A. On July 14, 1995, the Company acquired 15 branch offices from The Chase Manhattan Bank, N.A. located in Norwich, Watertown (two), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two), and Penn Yan, New York ("Chase Branches"). On December 15, 1995, the Company sold three of the Chase Branches, located in Norwich, New Hartford, and Utica, to NBT Bank, N.A.

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

     The Company, through its Community Bank, N.A. subsidiary, provides banking services through its two regional offices at 45-49 Court Street, Canton, New York and 201 North Union Street, Olean, New York, as well as through 47 banking offices in the counties of St. Lawrence, Jefferson, Lewis, Oneida, Cayuga, Seneca, Ontario, Oswego, Wayne, Yates, Allegheny, Cattaraugus, Tioga, Steuben, and Onondaga. The administrative office is located at 5790 Widewaters Parkway, DeWitt, New York, in Onondaga County.

     The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York ("FHLB"), and its deposits are insured by the FDIC up to applicable limits.

BANKING SERVICES

     The Bank offers a range of commercial and retail banking services in each of its market areas to business, individual, agricultural and government customers.

     Account Services. The Bank's account services include checking accounts, negotiable orders of withdrawal ("NOW"), savings accounts, time deposit accounts, and individual retirement accounts.

     Lending Activities. The Bank's lending activities include residential and farm loans, business lines of credit, working capital facilities, inventory and dealer floor plans, as well as installment, commercial, term and student loans.

     The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. Nearly 70% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. In addition, the typical loan to the Company's commercial business borrowers is under $50,000, with less than one quarter of the commercial portfolio being in loans in excess of $500,000.

     Other Services. The Bank offers a range of trust services, including personal trust, employee benefit trust, investment management, financial planning and custodial services. In addition, through an affiliation with Prime Vest, Inc., the Bank offers non-bank financial products including fixed- and variable-rate annuities, mutual funds, and stock investments. The Bank also offers safe deposit boxes, travelers checks, money orders, wire transfers, collections, foreign exchange, drive-in facilities and twenty-four hour depositories. Through an accounts receivable management program, the Bank provides a service to qualifying businesses by purchasing accounts receivable on a discounted basis.

COMPETITION

     The Company, through the Bank, competes in three distinct banking markets in the Northern ("Northern Market"), Finger Lakes ("Finger Lakes Market"), and Southern Tier ("Southern Tier Market") regions of New York State. The Bank considers its primary market areas in these regions to be the counties in which it has banking facilities. Major competitors in these markets include local branches of banks based in New York City, or Buffalo, New York, as well as local independent banking and thrift institutions and federal credit unions. Other competitors for deposits and loans within the Bank's market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers. Lastly, personal and corporate trust and investment counseling services in competition with the Bank are offered by insurance companies, investment counseling firms and other financial service firms and individuals.

     The Bank is a community retail bank committed to the philosophy of serving the financial needs of customers through its branch network, whose facilities are generally located in small cities and villages within its three distinct banking markets. The Company believes that the local character of business, the Bank's knowledge of the customer and customer needs, and its comprehensive retail and small business products, together with rapid decision-making at the branch and regional level, enable the Bank to compete effectively.

     Northern Market. Branches in the Northern Market compete for loans and deposits in the four county primary market area of St. Lawrence, Jefferson, Lewis, and Oneida Counties in Northern New York State. Within this market area, the Bank maintains a market share(1) of 14.7%, including commercial banks, credit unions, savings and loan associations and savings banks. The Bank operates 21 customer facilities in this market and is ranked either first or second in market share in 14 of the 16 towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Franklin County.

     Finger Lakes Market. In the Finger Lakes Market, the Bank operates 14 customer facilities competing for loans and deposits in the five-county primary market area of Seneca, Oswego, Ontario, Wayne and Cayuga Counties. Within the Finger Lakes Market area, the Bank maintains a market share(1) of approximately 4.4%, including commercial banks, credit unions, savings and loan associations and savings banks. The Bank is ranked either first or second in market share in seven of the ten Finger Lakes Market area towns where its offices are located.

     Southern Tier Market. The Bank's Southern Tier Market consists of two sub-markets, the Olean submarket and the Corning submarket.

     Olean Submarket. The Olean Submarket competes for loans and deposits in the primary market area of Cattaraugus and Allegany Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of approximately 14.0%, including commercial banks, credit unions, savings and loan associations and savings banks. The Olean Submarket operates five office locations, and the Bank is ranked either first or second in market share in three of the four towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chautauqua County.

     Corning Submarket. The Corning Submarket competes for loans and deposits in the primary market area of Steuben, Yates and Tioga Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of approximately 6.4%, including commercial banks, credit unions, savings and loan associations and savings banks. The Corning Submarket operates nine office locations, and the Bank is ranked either first or second in market share in six of the seven towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chemung and Schuyler Counties in New York State, and Tioga County in Pennsylvania.

-------------

(1) Deposit market share data as of June 30, 1995, as calculated by Sheshunoff Information Services, Inc.

EMPLOYEES

     As of December 31, 1995, the Bank employed 563 full-time equivalent employees versus 440 at year-end 1994. The increase in full-time equivalent employees since year-end 1994 primarily reflects 116 full-time equivalent (FTEs) staff additions either formerly employed in the Chase branches or hired to provide operational support or develop business in new markets. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

     However, the Riegal-Neal Interstate Banking and Efficiency Act of 1994 (enacted on September 29, 1994) provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies will be eliminated effective September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Company anticipates that the effect of the new law may be to increase competition within the markets where the Company operates, although the Company cannot predict the effect to which competition will increase in such markets or the timing of such increase.

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

LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

     The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1995, the Bank had $20.4 million in undivided profits legally available for the payment of dividends.

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

The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 1995 were 10.62% and 11.76%, respectively.

     In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 1995 was 5.83%, which exceeded its regulatory requirement of 4.00%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.

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

FEDERAL DEPOSIT INSURANCE
CORPORATION IMPROVEMENT ACT OF 1991

     In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the Bank Insurance Fund ("BIF") of the FDIC by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators;
(iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;
(vi) additional grounds for the appointment of a conservator or receiver; (vii) a requirement that the FDIC use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks;
(ix) consumer protection provisions including a Truth-in-Savings Act; (x) a requirement that the FDIC establish a risk-based deposit insurance assessment system; (xi) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements; and
(xii) certain additional limits on deposit insurance coverage.

     FDICIA also provides for increased funding of the FDIC insurance fund through a risk-related premium schedule for insured depository institutions. Under this schedule, premiums for deposits insured by the BIF Fund range from zero for the best-capitalized, healthiest institutions, to 0.27% for the weakest institutions; the corresponding premiums for deposits insured by the Savings Association Insurance Fund ("SAIF") are .23% and .31%, respectively. The Bank's premium for the semi-annual assessment period beginning January 1, 1996, will be zero for its BIF-insured deposits and .23% for its SAIF-insured deposits (approximately $49.9 million in deposits).

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

                                              Adequately               Well
                                              Capitalized           Capitalized
                                              -----------           -----------

     Total Risk-Based Capital Ratio ........       8%                   10%
     Tier I Risk-Based Capital Ratio .......       4%                   6%
     Tier I Leverage Ratio .................       4%                   5%

     If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 1995, the Bank's total risk-based capital ratio and Tier I risk-based capital ratio were 11.76% and 10.62%, respectively, and its Tier I leverage ratio as of such date was 5.83%.

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

     Possible sanctions for undercapitalized depository institutions include a prohibition on the payment of dividends and a requirement that an institution submit a capital restoration plan to its principal federal regulator. The capital restoration plan of an undercapitalized bank will not be approved unless the holding company that controls the bank guarantees the bank's performance. The obligation of a controlling bank holding company to fund a capital restoration plan is limited to the lesser of five percent (5%) of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If an undercapitalized depository institution fails to submit or implement an acceptable capital restoration plan, it can be subjected to more severe sanctions, including an order to sell sufficient voting stock to become adequately capitalized. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

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

ITEM 2. PROPERTIES

     The Company leases its administrative offices at 5790 Widewaters Parkway, DeWitt, New York. The Bank owns its regional offices in Olean, New York and Canton, New York. Of the Bank's 49 customer facilities, 44 are owned by the Bank, and five are located on long-term leased premises.

     Real property and related banking facilities owned by the Company at December 31, 1995 had a net book value of $16.9 million and none of the properties was subject to any encumbrances. For the year ended December 31, 1995, rental fees of $537,371 were paid on facilities leased by the Bank for its operations.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about the principal executive officers of the Company and the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.

       NAME AND AGE                   POSITION
       ------------                   --------
       Sanford A. Belden              President and Chief Executive Officer of
       Age 53                         the Company and the Bank

       David G. Wallace               Treasurer of the Company and Senior Vice
       Age 51                         President and Chief Financial Officer of
                                      the Bank

       James A. Wears                 Regional President, Northern Region
       Age 46                         of the Bank

       Michael A. Patton              Regional President, Southern Region
       Age 50                         of the Bank

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" since September 16, 1986. The following table sets forth the high and low bid quotations for the Common Stock, and the cash dividends declared with respect thereto, for the periods indicated. The quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. There were 3,682,315 shares of Common Stock outstanding on March 3, 1995 held by approximately 1,877 shareholders of record.

                                       Price Range         Cash Dividend
                                    -----------------      Declared Per
                                     High       Low           Share
                                    ------     ------      -------------
1995:

    First Quarter .............     $27.75     $25.25          $0.30
    Second Quarter ............      29.00      24.25           0.30
    Third Quarter .............      36.75      25.25           0.30
    Fourth Quarter ............      34.25      31.00           0.33
                                                               -----
                                                               $1.23
                                                               =====

1994:

    First Quarter .............     $30.75     $28.50          $0.27
    Second Quarter ............      30.50      28.50           0.27
    Third Quarter .............      31.75      29.00           0.30
    Fourth Quarter ............      31.75      25.75           0.30
                                                               -----
                                                               $1.14
                                                               =====

     The Company has historically paid regular quarterly cash dividends on its Common Stock, and declared a cash dividend of $0.33 per share for the first quarter of 1996. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Common Stock, as well as to make payment of regularly scheduled dividends on the Preferred Stock as and when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations. See "Supervision and Regulation -- Limits On Dividends and Other Payments."

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five year period ended December 31, 1995. The historical "Income Statement Data" and historical "Statement of Condition Data" are derived from financial statements which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The "Per Share Data", "Selected Ratios" and "Other Data" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form.


                                                         --------------------------------------------------------------------
                                                                                 Years Ended December 31,
                                                                   1995         1994          1993         1992        1991
                                                         --------------------------------------------------------------------
                                                                       (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
   Interest income .....................................      $   83,387     $ 61,575      $ 54,642     $ 56,345    $ 59,364
   Interest expense ....................................          36,307       22,130        17,733       21,608      29,838

   Net interest income .................................          47,080       39,445        36,909       34,737      29,526
   Provision for possible loan losses ..................           1,765        1,702         1,506        2,727       2,516

   Net interest income after provision for
     possible loan losses ..............................          45,315       37,743        35,403       32,010      27,010
   Non-interest income .................................           6,558        5,120         4,764        5,082       4,623
   Non-interest expense ................................          33,019       26,498        24,827       26,447      26,665

   Income before income taxes ..........................          18,854       16,365        15,340       10,645       4,968
   Provision for income taxes ..........................           7,384        6,256         5,765        3,139       1,296

         Net income ....................................      $   11,470     $ 10,109      $  9,575     $  7,506    $  3,672

END OF PERIOD BALANCE SHEET DATA:
   Total Assets ........................................      $1,152,045     $915,501      $713,053     $669,274    $634,492
   Net Loans ...........................................         560,151      483,079       417,871      362,356     348,569
   Earning Assets ......................................       1,034,183      861,599       671,415      625,342     577,986
   Total Deposits ......................................       1,016,946      679,638       588,315      557,915     575,876
   Long-term debt and Obligations Under
     Capital Lease .....................................          25,550          550           592          139         862
   Shareholders' equity ................................         100,060       66,290        61,986       53,417      48,244

AVERAGE BALANCE SHEET DATA:
   Total Assets ........................................      $1,054,610     $808,948      $684,863     $650,804    $622,927
   Net Loans ...........................................         519,762      446,135       382,680      351,241     352,921
   Earning Assets ......................................         974,143      756,871       640,070      601,636     576,323
   Total Deposits ......................................         871,050      651,479       598,860      585,571     566,447
   Long-term debt ......................................           3,399          557           256          379         924
   Shareholders' equity ................................          84,231       64,033        57,298       50,868      47,182

PER SHARE DATA:
   Net Income ..........................................           $3.41        $3.59         $3.43        $2.76       $1.36
   Cash dividend declared ..............................            1.23         1.14          1.40         0.90        0.76
   Period-end book value ...............................           25.97        23.78         22.55        19.81       17.93
   Period-end tangible book value ......................           16.74        21.59         22.39        19.58       17.58

OUTSTANDING SHARES:
   Average during period ...............................       3,261,205    2,814,710     2,788,330    2,722,093   2,694,101
   End of period .......................................       3,679,625    2,788,150     2,748,318    2,696,760   2,690,260

SELECTED RATIOS:
  Return on average total assets .......................            1.09%        1.25%         1.40%        1.15%       0.59%
  Return of average shareholders' equity ...............           13.85        15.79         16.71        14.69        7.78
  Dividend payout ratio ................................           34.79        31.24         29.67        32.26       55.74
  Net interest margin (taxable equivalent basis) .......            4.88         5.30          5.90         5.82        5.14
  Noninterest income to average assets [excludes
   security gains (losses)] ............................            0.64         0.69          0.70         0.75        0.78
  Efficiency ratio .....................................           60.82        57.94         58.45        66.40       77.40
  Non-performing assets to period-end total loans and
   other real estate owned .............................            0.47         0.72          0.73         0.67        1.56
  Allowance for loan losses to period-end loans ........            1.25         1.30          1.37         1.37        1.24
  Allowance for loan losses to period-end
   non-performing loans ................................          349.69       192.79        238.67       310.05      185.40
  Allowance for loan losses to period-end
   non-performing assets ...............................          267.40       179.67        186.06       205.72       78.81
  Net charge-offs (recoveries) to average total loans               0.21         0.25          0.20         0.59        0.51
  Average net loans to average total deposits ..........           59.67        68.48         63.90        59.98       62.30
  Period-end total shareholders' equity to
   period end assets ...................................            8.69         7.24          8.69         7.98        7.60
  Tier I capital to risk-adjusted assets ...............           10.62        12.43         14.87        13.13       13.01
  Total capital to risk-adjusted assets ................           11.76        13.68         16.12        14.37       13.96
  Tier I capital leverage ratio ........................            5.83         6.80          8.46         7.90        7.49


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to facilitate an understanding and assessment of significant changes in trends related to the financial condition of the Company and the results of its operations. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

RESULTS OF OPERATIONS



---------------------------------------------------------   -------------------------------------------
                    NET INCOME TREND                                 SHAREHOLDER RETURN TRENDS
                       ($ MILLION)                                     (REPORTED EARNINGS)
---------------------------------------------------------   -------------------------------------------
                                                            RETURN ON    RETURN
                                                             AVERAGE       ON
             REPORTED EARNINGS      RECURRING EARNINGS        ASSETS     AVERAGE
                                                                         EQUITY    EARNINGS PER SHARE
           ----------------------------------------------  --------------------------------------------
  Year        Amount    % Change   Amount     % Change         (%)          (%)      ($)      Change
  ----        ------    --------   --------   ---------        ---          ---      ---      ------
  1995       $11.470      13.5%    $11.929       12.1%       1.09%       13.85%    $3.41      -5.0%
  1994       $10.109       5.6%    $10.640       14.2%       1.25%       15.79%    $3.59       4.7%
  1993       $ 9.575      27.6%    $ 9.321       18.8%       1.40%       16.71%    $3.43      24.3%
  1992       $ 7.506     104.4%    $ 7.846       38.1%       1.15%       14.69%    $2.76     102.9%
  1991       $ 3.672      74.4%    $ 5.682      107.1%       0.59%        7.78%    $1.36      74.4%


     Net income for 1995 rose 13.5% over last year to an all-time high of $11.5 million. Earnings per share were $3.41, down 5.0% primarily due to the Company's issuance of additional common and preferred stock in mid 1995. This issuance put sufficient capital in place to facilitate the purchase of 15 branches from The Chase Manhattan Bank, N.A. on July 14, 1995. Recurring or core earnings were up over 12% from last year to $11.9 million after removing the impact of certain nonoperating expenditures and net losses on the sale of investment securities and other assets. 1994's results climbed slightly over the prior year -- net income rose 5.6% to $10.1 million or $3.59 per share; core earnings rose at a 14% pace.

     These results reflect the second consecutive year in which acquisitions had an important impact on the Company's results. Approximately $775,000 in one-time expenses was incurred this year associated with integrating the Chase purchase and consummating the subsequent sale of three of these branches, including related loans and deposits, to NBT Bank, N.A. on December 15, 1995; the facilities sold were the only properties in the purchase package from Chase not located in or adjacent to CBSI's existing market area. In 1994, when three branches from the Resolution Trust Company and one from Chase were acquired, nearly $425,000 in nonrecurring expenses was incurred to assimilate the purchases. One-time expenses in the earlier years largely related to the Company's operational and organizational consolidation of its five formerly independent commercial banks into today's Community Bank, N.A., a decision announced in the fall of 1990.

     1995's improvement in net income over the prior year is explained by the following major factors:

     o Net interest income (full-tax equivalent basis) climbed 18.6%, reflecting earning asset growth of $218 million on average or 28.9%. As of the Chase branch acquisition date, earning assets rose approximately $157 million or 17% after repayment of short-term borrowings from the $383 million in deposits purchased. Earning asset growth more than offset the impact of a 42 basis point decline in the Company's net interest margin to 4.88%.

     o Noninterest income (excluding net losses on the sale of investment securities and other assets) was up 19.3% owing to continued strength in fiduciary services income; higher fees from the sale of annuities and mutual funds; and greater overdraft fees, service charges, and commissions from an expanded customer base gained from acquisitions in 1994 as well as the Chase branch purchase. Net losses on the sale of investment securities and other assets were $12,000 this year versus $486,000 in 1994.

     o Overhead expense increased by 24.6%; excluding one-time costs of the Chase acquisition, growth was $5.7 million or 21.7%. Approximately 60% of the latter increase reflected personnel costs, largely because of the Chase branches and required operations center support as well as selective additions in lending and financial product sales. A significant balance of the nonpersonnel expense increase was also related to the new branches and the cost of servicing their 25,000 customers (net of the branches sold to NBT Bank), in addition to amortization of intangible assets associated with the Chase transaction.

     o Loan loss provision expense rose 3.7%, increasing the loan loss reserve to $7.0 million or 1.25% of loans outstanding, a 5 basis point decrease from one year earlier. Though loans rose a record 16.0%, asset quality remained strong, with the net charge-off/average loans ratio improving to .21% and nonperforming loans falling by over one third to $2.0 million or .36% of loans outstanding. Consequently, coverage of reserves to nonperformers is ample in the opinion of management at 3.5 times.

     The above combination of factors resulted in a level of profitability at or above that of CBSI's peer bank holding companies; this group is comprised of 108 companies nationwide having $1 billion to $3 billion in assets based on data through September 30, 1995 as provided by the Federal Reserve System. Net income per dollar employed, or return on average assets, was 1.09%; though off 16 basis points from the prior year's level, it nonetheless is in the peer normal 45th percentile. Shareholder return on equity, or net income as a percent of average equity, was reduced to 13.85%, or the 67th peer percentile.

     These modestly lower levels of profitability reflect the half year impact of the Chase acquisition, which at the outset increased the Company's deposit base by 54%. By year end, approximately 116 full-time equivalent employees were added, either formerly employed by Chase or hired to provide operational support or develop business in the new markets. In addition, this early period of assimilation included relatively high one-time implementation expenses as well as the dampening impact on margins of the acquired branches' initially low 3.6% loan to deposit ratio. As of year-end 1995, loans in the markets served by the former Chase branches had more than doubled, increasing their loan to deposit ratio to 7.5%.

RETURN ON AVERAGE ASSETS

     Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:


                                                            --------------------------------------------------
                                                                             At December 31,
                                                                  1995              1994              1993
                                                            --------------------------------------------------
Percentage of net income to average total assets ............     1.09%             1.25%             1.40%
Percentage of net income to average shareholders
  equity ....................................................    13.85%            15.79%            16.71%
Percentage of net income to average shareholders
  equity plus average preferred stock .......................    13.62%            15.79%            16.71%
Percentage of dividends declared per common share to
  net income per common share ...............................    35.90%            31.24%            29.67%
Percentage of average shareholder's equity to average
  total assets ..............................................     7.61%             7.92%             8.37%
Percentage of average shareholder's equity plus
  average preferred stock to average total assets ...........     7.99%             7.92%             8.37%


NET INTEREST INCOME

     Net interest income is the Company's principal source of core operating income for payment of overhead and possible loan losses. It is the amount that interest and fees on earning assets exceeds the cost of funds, primarily interest paid to the Company's depositors. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

     The following table sets forth certain information concerning average interest earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the table is on a fully tax-equivalent basis for the three-year period ended December 31, 1995 using marginal federal income tax rates of 35%, 34%, and 34%, respectively. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Non-accrual loans have been included in interest-earnings for purposes of these computations.


                                        -------------------------------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                    1995                          1994                            1993
                                        -------------------------------------------------------------------------------------------
                                                              Average                       Average                         Average
                                        Average   Amount of  Yield/Rate Average  Amount of Yield/Rate Average   Amount of Yield/Rate
                                        Balance   Interest     Paid     Balance  Interest    Paid     Balance   Interest     Paid

                                                                         (Dollars in thousands)
ASSETS
Interest-earning assets:
 Federal funds sold and
   securities purchased
   under agreements to resell .......  $   24,535    $ 1,422    5.79%   $     0    $     0    0.00%   $  1,669    $    53     3.18%
 Time deposits in other banks .......           0          0    0.00         25          1    4.59         146         20    13.70
 Taxable investment securities ......     414,154     30,955    7.47    287,892     19,444    6.75     228,661     16,550     7.24
 Non-taxable investment securities ..      16,806      1,580    9.40     22,819      2,103    9.22      26,914      2,631     9.78
 Loans (net of unearned discount) ...     519,762     49,928    9.61    446,135     40,699    9.12     382,680     36,236     9.47

    Total interest-earning assets ...     975,257     83,885    8.60    756,871     62,247    8.23     640,070     55,490     8.67

Non-interest earning assets:
 Cash and due from banks ............      39,118                        32,411                         29,056
 Premises and equipment .............      13,840                        10,335                         10,673
 Other assets .......................      34,099                        15,896                         10,439
 Less allowance for loan losses .....      (6,589)                       (5,860)                        (5,375)
 Net unrealized gains/(losses) on
   available for sale portfolio .....      (1,114)                         (705)                             0
     Total ...........................  $1,054,611                      $808,948                       $684,863
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities
 Savings deposits ...................  $  366,604    $ 9,730    2.65%  $323,443    $ 8,249    2.55%   $320,966    $ 8,677     2.70%
 Time deposits ......................     380,494     21,042    5.53    229,449      9,964    4.34     190,166      8,285     4.36
 Term borrowings ....................      85,407      5,376    6.29     87,334      3,917    4.49      22,979        771     3.36
                                                                                                                  -------
                                            3,399        159    4.67          0          0                 0
                                       ----------    -------    ----   --------    -------            --------
  Total interest-bearing
   liabilities ......................     835,904     36,307    4.34    640,226     22,130    3.46     534,111     17,733     3.32
Non-interest-bearing liabilities
 Demand deposits ....................     123,952                        98,587                         87,728
 Other liabilities ..................      10,526                         6,102                          5,726
Stockholders' equity ................      84,229                        64,033                         57,298
                                       ----------                      --------                       --------
       Total ........................  $1,054,611                      $808,948                       $684,863
                                       ==========                      ========                       ========
Net interest earnings                                $47,578                       $40,117                        $37,757
                                                     =======                       =======                        =======
Net yield on interest-earning
 assets                                                         4.88%                         5.30%                           5.90%
                                                                ====                          ====                            ====

                                       16

     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth for the periods indicated a summary of the changes in net interest income for each major category of interest-earning assets and interest-bearing liabilities resulting from volume changes and rate changes:



                                              ------------------------------------------------------------------------------
                                                        1995 COMPARED TO 1994                    1994 COMPARED TO 1993
                                              ------------------------------------------------------------------------------
                                              Increase (Decrease) Due                  Increase (Decrease) Due
                                                  To Change In (1)                         To Change In (1)

                                                 Volume       Rate      Net Change      Volume       Rate       Net Change
                                              ------------------------------------------------------------------------------
                                                                            (In thousands)
                                              ------------------------------------------------------------------------------
Interest earned on:
 Federal funds sold and securities
  purchased under agreement to resell .....    $   711      $   711       $ 1,422      $  (27)     $   (26)      $  (53)
 Time deposits in other banks .............        0.5          0.5             1         (11)          (8)         (19)
 Taxable investment securities ............      9,259        2,252        11,511       4,070       (1,176)       2,894
 Non-taxable investment securities ........       (565)          42          (523)       (384)        (144)        (528)
 Loans (net of unearned discount) .........      6,962        2,267         9,229       5,840       (1,377)       4,463

Total interest-earning assets (2) .........    $18,721      $ 2,917       $21,638      $9,694      $(2,937)      $6,757
                                               =======      =======       =======      ======      =======       ======
Interest paid on:
  Savings deposits ........................    $ 1,145        $ 336        $1,481      $   65      $  (493)      $ (428)
  Time deposits ...........................      7,821        3,257        11,078       1,717          (38)       1,679
  Short-term borrowing ....................        745        1,648         2,393       2,812          334        3,146
  Long-term debt ..........................       (659)        (116)         (775)         (6)           6            0

Total interest-bearing liabilities (2) ....     $7,738      $ 6,439       $14,177      $3,627      $   770       $4,397
                                               =======      =======       =======      ======      =======       ======
Net interest earnings (2) .................    $10,909      $(3,448)      $ 7,461      $6,403      $(4,043)      $2,360
                                               =======      =======       =======      ======      =======       ======

-------------


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

                                       17

     Net interest income (with nontaxable income converted to a full tax-equivalent basis) totaled $47.6 million in 1995; this represents a $7.5 million or 18.6% increase from the prior year. Higher asset and liability volumes had a positive impact on net interest income of $10.9 million, while interest rate changes had a negative impact of $3.4 million. In 1994, net interest income totaled $40.1 million, an increase of $2.4 million or 6.3% over the prior year. Higher volumes accounted for $6.4 million of this increase while interest rate changes negatively impacted margins by $4.0 million.

     Greater average earning assets of $218 million helped contribute $21.6 million in additional gross interest income during 1995. Reflective of the Chase branch acquisition, earning asset volumes were up 28.9% over 1994's figures, a record for the Company since its formation in 1983. The 1995 increase surpasses the previous year's record growth of $117 million or 18.2%.

     Increases in investment outstandings, due primarily to the strategic use of excess cash from the Chase branch deposit acquisition, accounted for $145 million or over 66% of 1995's average earning asset growth. Including the impact of selected pre-investment strategies prior to the acquisition's closing date, higher investment volumes produced an additional $12.4 million towards the increase in gross interest income. Average investment yields improved by 52 basis points from 6.93% in 1994 to 7.45% in 1995. Through September 30, 1995, the Company's investment yield was in the very favorable 94th peer bank percentile.

     The remaining $74 million in average earning asset growth reflected increased lending activity from both existing markets and those from the newly acquired Chase branches. This growth in activity contributed an additional $9.2 million towards the increase in gross interest income. Because of the small initial amount of loans purchased from Chase, the ratio of loans to earning assets decreased this year. Average loan yields improved by 49 basis points from 9.12% in 1994 to 9.61% this year. Through September 30, 1995, the Company's loan yield was in the favorable 67th peer bank percentile.

     Average deposit and other funding liabilities grew by $221 million in 1995, increasing total interest expense of the Company by an additional $14.2 million. Nearly one quarter of this additional expense is traceable to higher average rates paid on time deposits, whose costs closely track the movement of the treasury yield curve. During 1995, time deposit rates averaged 5.53%, or 119 basis points higher than their 1994 average of 4.34%. In addition, interest expense rose due to a growing mix of time deposits to total deposits, reflecting movement of funds from savings and money market accounts as well as the fact that the acquired Chase deposits contained a relatively higher portion of time accounts.

     Management was quite successful in 1995 in controlling the rising cost of its interest bearing account base not directly priced relative to the treasury yield curve. The average rate on savings (including interest checking) and money market accounts increased by a combined total of only 10 basis points during 1995, rising from 2.55% in 1994 to 2.65% this year. This containment was able to be accomplished without materially affecting total average deposits outstanding, separate from the Chase branch acquisition. Largely because of the impact of the Chase deposits, the portion of interest bearing funds which supports earning assets rose slightly in 1995. Through September 30, 1995, the Company's average cost of funds rate was in the 51st peer bank percentile.

     Overall, CBSI's net interest margin declined from 5.30% in 1994 to 4.88% in 1995. This is attributable to a 79 basis point increase in the average cost of funds as compared to a rise in the yield on earning assets of less than half that amount. An increased mix of investment securities to earning assets largely contributed to the decline in earning asset yields, as marketable securities have historically had lower yields than most types of loans. Besides the impact of increased time deposits costs, the average rate on cost of funds was relatively higher during the first half of 1995, when more costly borrowings were used to support investment growth prior to being replaced by the lower priced Chase deposits. Despite the decline in the Company's net interest margin, it ranks in the 61st peer bank percentile through September 30, 1995.

     While the Company's net interest margin has historically been well above the norm, the primary objective in recent years has been to maximize shareholder returns through active utilization of tangible capital, which in the past has involved various borrowing and investment strategies. Thus, as management focuses on growing the earning asset base of the Company, a potential downward change in margin may be considered secondary to increasing the future stream of net interest income.

     The two-year trend by quarter in net interest income, net interest margin and related components is set forth as follows:


                                                 SUPPLEMENTARY SCHEDULE I

                                             Components Of Net Interest Margin

------------------------------------------------------------------------------------------------------------------
                                    Net         Net      Yield on                                      Loans/
For the Quarter Ended:            Interest   Interest    Earning                      Average         Earning
(000's)                            Income     Margin      Assets      Cost of         Earning        Assets at
                                  (a) (b)     (a) (b)    (a) (b)       Funds          Assets         Period End
-----------------------------------------------------------------------------------------------------------------
                                                   Amount of Change From Preceding Quarter (c)
-----------------------------------------------------------------------------------------------------------------
December 31, 1993
Amount                               $9,146      5.59%       8.36%         2.69%         $649,680          62.2%
Change                               ($224)     -0.20%      -0.23%        -0.12%             1.2%            0.6
-----------------------------------------------------------------------------------------------------------------
March 31, 1994
Amount                               $9,251      5.51%       8.15%         2.72%         $680,577          59.1%
Change                                 $105     -0.07%      -0.21%         0.03%             4.8%          (3.2)
-----------------------------------------------------------------------------------------------------------------
June 30, 1994
Amount                               $9,802      5.34%       8.10%         2.82%         $736,720          58.6%
Change                                 $552     -0.18%      -0.06%         0.10%             8.2%          (0.4)
-----------------------------------------------------------------------------------------------------------------
September 30, 1994
Amount                              $10,380      5.31%       8.23%         2.99%         $776,195          59.1%
Change                                 $578     -0.03%       0.14%         0.18%             5.4%            0.5
-----------------------------------------------------------------------------------------------------------------
December 31,1994
Amount                              $10,684      5.09%       8.39%         3.37%         $832,113          56.1%
Change                                 $304     -0.21%       0.15%         0.38%             7.2%          (3.0)
-----------------------------------------------------------------------------------------------------------------
March 31, 1995
Amount                              $10,564      4.88%       8.69%         3.90%         $877,322          56.1%
Change                               ($120)     -0.21%       0.30%         0.53%             5.4%            0.1
-----------------------------------------------------------------------------------------------------------------
June 30, 1995
Amount                              $10,699      4.74%       8.73%         4.09%         $904,478          54.7%
Change                                 $135     -0.14%       0.04%         0.19%             3.1%          (1.5)
-----------------------------------------------------------------------------------------------------------------
September 30, 1995
Amount                              $12,849      4.82%       8.43%         3.66%       $1,057,820          50.7%
Change                               $2,150      0.07%      -0.30%        -0.43%            17.0%          (3.9)
-----------------------------------------------------------------------------------------------------------------
December 31, 1995
Amount                              $13,467      5.05%       8.60%         3.56%       $1,058,510          54.2%
Change                                 $618      0.23%       0.17%        -0.09%             0.1%            3.4
-----------------------------------------------------------------------------------------------------------------
Change from Quarter Ended
December 31, 1994 to
December 31, 1995
Amount                               $2,783     -0.04%       0.21%         0.19%         $226,397          -1.9%
Change                                26.0%      -----       -----         -----            27.2%          -----
-----------------------------------------------------------------------------------------------------------------
For the Year Ended:
(000's)
December 31, 1994
Amount                              $40,117      5.30%       8.23%         3.00%         $756,870          56.1%
December 31, 1995
Amount                              $47,578      4.88%       8.60%         3.78%         $975,257          54.2%
Change                                18.6%     -0.43%       0.37%         0.79%            28.9%          (1.9)
-----------------------------------------------------------------------------------------------------------------


Note:    (a) All net interest income, margin, and earning asset yield figures are full tax-equivalent.
         (b) Net interest income, margin, and earning asset yield figures exclude premiums on bonds called on October 10,
             1993.
         (c) Totals and change calculations may not foot due to rounding.


NONINTEREST INCOME

     The primary sources of noninterest income are recurring fees from core banking operations and revenues from one-time events, defined as net gains/losses from the sale of investments, loans, and miscellaneous assets. CBSI presently has no active nonbanking subsidiaries. Its former mortgage banking and data processing companies were closed in 1990 and 1992, respectively, as part of the Company's restructuring plan to reduce overhead and eliminate unprofitable functions.



-------------------------------------------------------------------------------------------------------------------------------
                                                       NON-INTEREST INCOME TREND
                                                             ($ Million)

-------------------------------------------------------------------------------------------------------------------------------
              Total Non-Interest         Non-Recurring       Subsidiaries
                    Income            Noninterest Income     Non-interest       Core Banking Noninterest       Core Banking/
                                                                Income                   Income               Average Assets

  Year       000s       % Change             000s                000s            000s         % Change              (%)
  ----       ----       --------             ----                ----            ----         --------              ---
  1995      $6.558        28.3%            ($0.012)             $0.000          $6.568          17.2%              0.62%
  1994      $5.120         7.4%            ($0.486)             $0.000          $5.606          17.6%              0.69%
  1993      $4.764        -6.2%            ($0.002)             $0.000          $4.766           3.8%              0.70%
  1992      $5.082         9.9%             $0.300              $0.189          $4.593           7.9%              0.71%
  1991      $4.624        -4.1%            ($0.178)             $0.546          $4.256           9.0%              0.68%


     Core banking fees were up strongly for the second consecutive year to approximately $6.6 million in 1995, a 17.2% improvement following a 17.6% increase in 1994. This income source represented .62% of average assets, slightly lower than 1994's level of .69%. The decrease in this ratio is primarily because of nearly 30% more in average assets as a result of the Chase branch acquisition, expanded borrowings in anticipation of the planned Chase closing date in mid July, and the full year impact of the branch acquisitions in June and October of 1994. Approximately $575,000 of 1995's noninterest income resulted from fees generated by the 15 Chase branches; about 10% of that improvement pertained to the three branches sold to NBT Bank in mid December. Though progress has been steady in dollar terms over the last few years, strong asset growth has placed noninterest income in the relatively low 24th peer percentile compared to management's intermediate-term objective of becoming peer normal at approximately .90% of average assets.

     The following table sets forth selected detailed information by category of non-interest income for the Company for the years indicated:


                                                                  -----------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                       1995              1994               1993
                                                                       ----              ----               ----
                                                                                   (In thousands)
Fiduciary and investment services ..............................     $1,447            $1,380             $1,113
Service charges on deposits ....................................      1,959             1,621              1,478
Overdraft fees .................................................      1,367               971                901
Other service charges and fees .................................      1,796             1,519              1,186
Other operating income .........................................        141               131                101
Investment security gains (losses) .............................       (152)             (502)               (15)
     Total .....................................................     $6,558            $5,120             $4,764
Total non-interest income [excluding investment security
gains (losses)] as a percentage of average assets ..............      0.64%             0.69%              0.70%



     In light of management's objective, emphasis has been placed on a program of continuous improvement in recurring noninterest income. These efforts have resulted in new products, such as the Visa Debit card initiated this year (allows customer access to deposited funds at any merchant accepting VISA), secondary mortgage market sales/servicing beginning in 1994, and the sale of mutual funds and annuities, a program also launched in 1994. The focus on growth continues to drive efforts to increase fiduciary income, control waived fees, and competitively price deposit service charges and commission-based services.

     As a result of these efforts, in addition to the impact of the Chase acquisition and the full year effect of the smaller 1994 acquisitions, fees from core banking operations improved in several key areas in 1995:

     o Fiduciary fees expanded to over $1.4 million, up 4.9% in 1995. This improvement represents growth in fees from employee benefit trust products of 24.3%, reflective of CBSI's attractive, creatively-designed plans for construction, nonprofit, and other specialty industries, both within and outside the Company's core banking areas. Fees from personal trust services, however, decreased 2.9% as a result of trust assets being transferred into the special investment products group, which is responsible for mutual funds and annuity sales. A more focused program of business development planned for 1996 is expected to strengthen future fiduciary income growth.

     o Service charges on deposit accounts and overdraft fees increased to $3.3 million in 1995, an excellent 28.3% growth rate versus 9.0% in 1994. The full year impact of 1994's acquisitions and 1995's Chase acquisition explain most of this growth. The increase also reflects favorable movement in CBSI's core deposit volumes and the aforementioned emphasis on ensuring competitive pricing and reducing waived fees.

     o Merchant fees earned through the Company's Visa affiliation fell approximately 60% in 1995 to $304,000, attributable to the loss of a large vendor early in 1995. However, because of the low margin on the lost vendor and continued improvement in the margins of the remaining vendors, the direct margin (net of processing expense) rose over 15.1 percentage points to an all-time high of 34.7%.

     o 1995 is the second year in which CBSI has offered annuities, mutual funds, and other investment products through financial services representatives (FSRs) located in selected geographic markets within its branch network. Net commission income from this activity amounted to almost $475,000 on asset sales of $22 million, more than triple the 1994 level of approximately $150,000 on sales of $7.1 million. The number of FSR positions (staffed by registered representatives working through PrimeVest Financial Services, Inc. of Saint Cloud, Minnesota) increased by two during 1995 to seven as of year end. This line of special investment products is anticipated to continue strong growth in 1996, reflective of the full-year impact of an expanded sales staff as well as the additional 25,000 new customers contributed by the former Chase branches.

     o General commissions and miscellaneous income at $1.0 million were up more than 43% in 1995. The majority of this year's increase is attributable to miscellaneous commissions on wire transfers, check orders, travelers checks, utility payment fees, and other recurring commissions that result from daily branch operations, as well as to safe box rent increases, all primarily a consequence of the acquisitions made over the past two years.

     Nonrecurring other income reflected a loss of $12,000 in 1995 versus a loss of $486,000 in 1994. This year's results were caused by a $152,000 loss on the sale of $4.1 million in lower yielding investments being almost completely offset by gains on the sale of student loans and mortgages sold in the secondary market. The prior year's $502,000 investment loss resulted from the sale of $28 million in lower yielding securities. Benefits from incurring these investment losses include potential reinvestment of the proceeds into higher yielding assets (intended to increase net earnings over the average term to maturity of the investments sold), a possible lowering of future reinvestment risk, and reduction in market value exposure in the available for sale investment portfolio.

     The two-year trend by quarter in noninterest income and its primary components is set forth in the following schedule:


                                                 SUPPLEMENTARY SCHEDULE II
                                             Components of Noninterest Income

------------------------------------------------------------------------------------------------------------------------------
                                                                 Other Service      Net Gain         Total
                                       Service       Annuity &      Charges,     (Loss) on Sale    Noninterest    Core Non I Inc
For the Quarter Ended:    Fiduciary   Charges on      Mutual      Commissions,   of Investments      Income       % of Average
000S                      Services     Deposits     Fund Sales      and Fees    and Other Assets     (Non I)        Assets (a)
------------------------------------------------------------------------------------------------------------------------------
December 31, 1993
        Amount                288          602            0              60             (12)            938             0.54%
------------------------------------------------------------------------------------------------------------------------------
March 31, 1994
        Amount                325          564           16             327              (3)          1,229             0.68%
        Change              12.8%        -6.3%         0.0%          445.0%           -75.0%          31.0%             0.14%
------------------------------------------------------------------------------------------------------------------------------
June 30, 1994
        Amount                400          633           46             278               26          1,383             0.71%
        Change              23.1%        12.2%       187.5%          -15.0%          -966.7%          12.5%             0.03%
------------------------------------------------------------------------------------------------------------------------------
September 30, 1994
        Amount                353          694           16             546                4          1,613             0.77%
        Change             -11.8%         9.6%       -65.2%           96.4%           -84.6%          16.6%             0.06%
------------------------------------------------------------------------------------------------------------------------------
December 31, 1994
        Amount                302          702           70             334            (513)            895             0.40%
        Change             -14.4%         1.2%       337.5%          -38.8%        -12925.0%         -44.5%            -0.37%
------------------------------------------------------------------------------------------------------------------------------
March 31, 1995
        Amount                340          662          128             250               18          1,398             0.61%
        Change              12.6%        -5.7%        82.9%          -25.1%          -103.5%          56.2%             0.21%
------------------------------------------------------------------------------------------------------------------------------
June 30, 1995
        Amount                347          704          125             255             (57)          1,374             0.57%
        Change               2.1%         6.3%        -2.3%            2.0%          -416.7%          -1.7%            -0.04%
------------------------------------------------------------------------------------------------------------------------------
September 30, 1995
        Amount                336          961           91             413                8          1,809             0.62%
        Change              -3.2%        36.5%       -27.2%           62.0%          -114.0%          31.7%             0.05%
------------------------------------------------------------------------------------------------------------------------------
December 31, 1995
        Amount                424        1,000          130             404               20          1,978             0.67%
        Change              26.2%         4.1%        42.9%           -2.2%           150.0%           9.3%             0.05%
------------------------------------------------------------------------------------------------------------------------------
Change from Quarter
Ended
December 31, 1994 to
December 31, 1995
        Amount ..........     122          298           60              70              533          1,083             0.27%
        % Change ........   40.4%        42.5%        85.7%           21.0%          -103.9%         121.0%               N/A
------------------------------------------------------------------------------------------------------------------------------
For the Year Ended:
(000s)
December 31, 1994
        Amount ..........   1,380        2,593          148           1,485            (486)          5,120             0.63%
December 31, 1995
        Amount ..........   1,447        3,326          473           1,323             (12)          6,557             0.62%
        Change ..........    4.9%        28.3%       219.6%          -10.9%           -97.5%          28.1%            -0.01%
------------------------------------------------------------------------------------------------------------------------------

Note: (a) Core noninterest income excludes net gain (loss) on sale of investments and other assets.

                                       24

NON-INTEREST EXPENSE

     The following table sets forth selected detailed information by category of non-interest expenses of the Company for the years indicated:

                                      ---------------------------------
                                           Year Ended December 31,
                                      ---------------------------------
                                         1995       1994         1993
                                         ----       ----         ----
                                               (In thousands)
Salary expense ....................    $13,146     $10,564     $ 9,631
Payroll taxes and benefits ........      3,611       2,534       2,321
Net occupancy expense .............      2,608       2,043       1,814
Equipment expense .................      1,992       1,697       1,642
Professional fees .................      1,102       1,282       1,528
Data processing expense ...........      2,449       2,573       2,193
Amortization ......................      1,686         355         166
Stationary and supplies ...........      1,231         739         696
Deposit insurance premiums ........        925       1,390       1,317
Other .............................      4,269       3,321       3,519
        Total .....................    $33,019     $26,498     $24,827
Total operating expenses as a
  percentage of average assets ....      3.13%       3.28%       3.63%
Efficiency ratio(1) ...............     60.82%      57.94%      58.45%

----------
     (1)  Non-interest expense to recurring operating income

     Noninterest expense or overhead rose $6.5 million or 25% in 1995 to $33.0 million compared to a moderate 6.7% increase in the prior year. The primary reasons for this year's increase are the one-time and recurring additions to overhead associated with the acquisition of the Company's 13 new 1995 locations--12 former Chase branches (net of those sold to NBT Bank) plus one former Fleet Bank facility in Olean, New York. Overhead growth also reflects the full year impact of the 1994 branch acquisitions. As a percent of average assets, this year's overhead at 3.13% was in the favorable 38th peer percentile, an improvement from 3.28% or the 49th percentile in 1994.

     In brief, approximately $5 million in additional expense was incurred in 1995 related to the new Chase branches, of which $775,000 was the nonrecurring cost of operationally consummating the transaction. Second, approximately $2 million in expense was associated with the direct operation of the Chase branches ($300,000 relate to branches sold to NBT Bank). Third, servicing the 25,000 former Chase customers required additional operational support in the Company's regional processing centers and some limited incremental administrative expense. And last, amortization of the intangible assets created by the Chase transaction added about $1.2 million.

     For CBSI as a whole, higher personnel expense accounted for 56% of 1995's increase in overhead, with personnel costs being up 28% versus being 9.6% higher in 1994. Salary expense increased by 24%, primarily reflective of 116 new full-time equivalent (FTEs) staff additions either formerly employed by Chase or hired to provide operational support or develop business in the new markets. Additionally, the increase in salaries resulted from the full-year impact of the four branches acquired in 1994, modest annual merit awards, staffing of the new Olean branch facility, and continued strengthening of the lending and fiduciary services functions. Total FTEs at year end 1995 were 563 versus 440 at year-end 1994. Payroll taxes and benefits rose 43% largely due to the additions to staff, higher benefit costs per employee (including the impact of several large medical claims), and severance expense associated with the Chase transaction.

     Nonpersonnel expense rose almost $2.9 million or 21.4% this year as opposed to a $525,000 or a 4.1% increase in 1994. Higher occupancy expense, supplies, telephone, postage, and computer services resulted from the 16 new locations (before the mid December sale of three locations) added in the last half of 1995 and the full-year impact of 1994's acquisitions. Amortization of intangible assets rose as a result of the 8.25% premium paid on the deposits acquired from Chase and the premiums paid on the prior year's acquisitions. Various other increases related to inflation, internal volume growth, and acquisitions were partially offset by lower credit card processing expense (caused by the loss of a large vendor) and a reduction in the FDIC deposit insurance premium rate from 23 basis points to zero during the year.

     The efficiency ratio is defined as overhead expense divided by recurring operating income (full tax-equivalent net interest income plus noninterest income, excluding net securities gains and losses); the lower the ratio, the more efficient a bank is considered to be.

     The sharp drop in the ratio from 77.4% in 1991 to 58.4% in 1993 resulted from the restructuring of the Company into a single bank holding company. 1994's flattening was caused by additional net overhead of the four branches acquired that year, which added $75 million in deposits and only a de minimus amount of related loans. The slight increase in the 1995 ratio to 60.8%, which represents the favorable 39th peer percentile, reflects increased costs resulting from the $383 million Chase deposit acquisition; as with the much smaller 1994 transactions, there has initially been a disproportionately smaller increase in net interest income since practically all of the acquired deposits are funding investments rather than higher yielding loans. Without the $775,000 in one-time Chase implementation expenses, the efficiency ratio would have been 59.5% in 1995. Management has set an objective to bring this ratio downward to 55% within the next three to five years.

     While the Company's expense ratios have generally been favorable, management maintains a heightened focus on controlling costs and eliminating inefficiencies. Areas for improvement have been identified through detailed peer comparisons, employee involvement, and targeted use of outside consultants. A task force has been initiated to coordinate technology improvements that may bring future expense savings (such as bringing automation to the branch customer service functions and capturing information on optical disk instead of microfiche). Further, line item expense monitoring on a regional basis has been assigned to individual managers as a supplement to regular surveillance by the corporate finance department. These efforts are intended to offset pressure from inflation and higher transaction volumes and allow the Company to more fully benefit from economies of scale as it continues to grow.

     Effective January 1, 1997, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" will require a fair-value-based approach to accounting for stock-based compensation plans. Alternatively, the Statement allows for such plans to continue to be accounted for in accordance with APB Opinion 25, with disclosure of proforma amounts reflecting the difference between the costs charged to operations pursuant to Opinion 25 and the compensation cost that would have been charged had Statement No. 123 been applied. It is the Company's present intention to continue accounting for stock-based compensation plans in accordance with APB 25.

     Effective January 1, 1996, Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," establishes standards for measuring impairment of long-lived assets, including certain identifiable intangible assets. Adoption of this statement is not expected to have a significant effect on the Company's financial statements.

         The two year trend by quarter in noninterest expense and its primary components is set forth as follows:


                                                SUPPLEMENTARY SCHEDULE III
                                             Components of Noninterest Expense

----------------------------------------------------------------------------------------------------------------------------------
                                           Occupancy,    Amortization      Non        All        Total       % of
For the Quarter Ended (c):    Personnel    Furniture,    of Intangible  Recurring    Other    Noninterest   Average   Efficiency
(000)                          Expense     & Equipment      Assets      Expenses    Expense     Expense     Assets      Ratio
----------------------------------------------------------------------------------------------------------------------------------
                                                                           (a)                                           (b)

December 31, 1993
           Amount               2,998            966            41         N/A     2,440         6,445     3.68%        60.4%
----------------------------------------------------------------------------------------------------------------------------------
March 31, 1994
           Amount               3,284            948            41           0     1,983         6,256     3.44%        59.7%
           Change                9.5%          -1.9%          0.0%        0.0%    -18.7%         -2.9%     -0.2%        -0.7%
----------------------------------------------------------------------------------------------------------------------------------
June 30, 1994
           Amount               3,200            922            71          28     2,118         6,339     3.25%        58.1%
           Change               -2.6%          -2.7%         73.2%        0.0%      6.8%          1.3%    -0.18%        -1.6%
----------------------------------------------------------------------------------------------------------------------------------
September 30, 1994
           Amount               3,333            929           119         162     2,427         6,970     3.34%        58.1%
           Change                4.2%           0.8%         67.6%      478.6%     14.6%         10.0%     0.08%         0.0%
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1994
           Amount               3,281            941           125         238     2,347         6,932     3.11%        57.4%
           Change               -1.6%           1.3%          5.0%       46.9%     -3.3%         -0.5%    -0.23%        -0.7%
----------------------------------------------------------------------------------------------------------------------------------
March 31, 1995
           Amount               3,711            966           120          38     2,189         7,024     3.06%        58.7%
           Change               13.1%           2.7%         -4.0%      -84.0%     -6.7%          1.3%    -0.05%         1.3%
----------------------------------------------------------------------------------------------------------------------------------
June 30, 1995
           Amount               3,600          1,012           120          71     2,328         7,131     2.98%        57.9%
           Change               -3.0%           4.8%          0.0%       86.8%      6.3%          1.5%    -0.09%        -0.8%
----------------------------------------------------------------------------------------------------------------------------------
September 30, 1995
           Amount               4,561          1,222           710         510     2,226         9,229     3.17%        63.0%
           Change               26.7%          20.8%        491.7%      618.3%     -4.4%         29.4%     0.19%         5.1%
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1995
           Amount               4,884          1,400           735         157     2,459         9,635     3.27%        62.4%
           Change                7.1%          14.6%          3.5%      -69.2%     10.5%          4.4%     0.10%        -0.6%
----------------------------------------------------------------------------------------------------------------------------------
Change from Quarter Ended
December 31, 1994 to
December 31, 1995
           Amount               1,603            459           610        (81)       112         2,703     0.16%         5.0%
          % Change              48.9%          48.8%        488.0%      -34.0%      4.8%         39.0%     5.24%         8.7%
----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended:
(000s)
December 31, 1994
           Amount              13,098          3,740           355         428     8,877        26,498     3.28%        57.9%
December 31, 1995
           Amount              16,757          4,600         1,686         776     9,200        33,019     3.13%        60.8%
           Change               27.9%          23.0%        374.9%       81.3%      3.6%         24.6%    -0.14%        2.90%
----------------------------------------------------------------------------------------------------------------------------------


Note: (a) Includes non-recurring expenses related to acquisitions.
      (b) Efficiency ratio includes non-recurring expenses and amortization of intangible assets.
      (c) Totals and change calculations may not foot due to rounding.


INCOME AND INCOME TAXES

     Income before tax in 1995 was nearly $18.9 million, up 15.2% over the prior year's amount, which was 6.7% higher than 1993's level. When pre-tax income is recast as if all tax-exempt revenues were fully taxable on a federal basis, 1995's results rose by $2.3 million or 13.6%.

     The main reasons for improved pre-tax earnings were the favorable $7.5 million increase in net interest income (full tax-equivalent basis), which reflected the strong earning asset growth discussed previously, and a $1.4 million climb in noninterest income (including the change in net losses on the sale of securities and other assets). These factors were partially offset by $6.5 million more in overhead expense, including the aforementioned $5 million in one-time and other expenses associated with the Chase branches, and $63,000 more in loan loss provision expense.

     The Company's combined effective federal and state tax rate rose 100 basis points this year to 39.2%. This rate has increased since 1993 largely as a result of a decreasing proportion of tax-exempt municipal investment holdings. More specifically, taxable earning assets have experienced a high rate of growth compared to tax-exempt holdings, whose level has been flat to falling primarily because of the less attractive nature of these investments.

CAPITAL

     Shareholders' equity ended 1995 at $100.1 million, up over 50% from one year earlier. Excluding the $2.9 million after-tax change in this year's market value adjustment on available for sale investment securities, capital rose 45%.

     In addition to the contribution of strong earnings (partially offset by dividends paid to shareholders), the large increase in capital during 1995 can be attributed to shares of common and preferred stock issued to facilitate the Chase branch acquisition as indicated below. In total, $27.5 million in new capital was raised. The resulting profile of CBSI's common shareholder base as of September 30, 1995 reflects a net increase of 177 shareholders from year-end 1994, the bulk of which is associated with the mid-year common stock offering.

     o On June 30, 1995, CBSI issued 710,000 shares of common stock ($24.25 per share) and 90,000 shares of 9% cumulative perpetual preferred stock ($100 per share).

     o Pursuant to an overallotment option granted to the underwriter, 112,500 shares of common stock were issued on July 10, 1995 along with 40,000 shares reserved for directors and employees ($24.25 per share).

     o On November 15, 1995, CBSI repurchased half ($4.5 million or 45,000 shares) of its preferred stock at par value without any prepayment penalty. The Company took this action in light of the success of its common stock issuance and the demonstrated earnings contribution of the Chase branch acquisition. The repurchase also eliminated a relatively high cost funding source.


--------------------------------------------------------------------------------------------------------------------------------
                                                         COMMON STOCK
                                                      SHAREHOLDER PROFILE
                                     (AS OF DATE INDICATED OR MOST RECENT PRECEDING DATE)
--------------------------------------------------------------------------------------------------------------------------------
                                               9/30/95                        12/31/94                       Change
                                              ---------                      ---------                       -------
Number of Shares Outstanding .........        3,674,000                      2,788,000                       886,000
 Number of Shareholders ..............            1,877                          1,700                           177


                                          % Shares          # of         % Shares         # of         % Shares          # of
                                         Outstanding     Shareholders    Outstanding   Shareholders    Outstanding    Shareholders
                                         -----------     ------------    -----------   ------------    -----------    -------------
Institutional Shares Held ............      26.8%            14*            25.7%           19*           1.1%            (5)
*Identifiable by Name
Other Significant Shareholdings
  Insiders ...........................       5.2%             16             5.3%            16          -0.1%             0
  Owners of 5% or More ...............       0.0%              0             0.0%             0           0.0%             0
  CBSI's 401(k) and Pension
    Plan .............................       2.3%            293             2.2%           279           0.1%             14
    (29% and 1% of Plan
    dollars, excl. Insiders)
       Total .........................       7.4%            309             7.5%           295          -0.1%             14
Dividend Reinvestment Plan
    Participation ....................      29.0%            544            30.0%           516          -1.0%             28
    All Shares Held by Participants ..       7.2%                             N/A                          N/A


     The ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," remains sound at 5.83%. This level compares to 6.80% a year ago. The change reflects growth in assets resulting from the Chase acquisition and the decision by management to limit the size of the Company's secondary capital offering to that required to remain "well-capitalized." The total capital to risk-weighted assets ratio is 11.76% as of year-end 1995, well above the 6% minimum requirement for "well-capitalized" banks. The Company is confident that capital levels are being prudently balanced between regulatory and investor perspectives.

     Cash dividends paid in 1995 of $3.9 million represented an increase of 26.2% over the prior year. This growth reflects the greater number of shares outstanding (due to both the secondary offerings and the exercise of stock options), payment of the preferred stock dividend, and a three cent per share increase in quarterly common stock dividend in the fourth quarter of 1995 from $.30 to $.33.

     Raising the Company's expected annualized dividend to $1.32 per common share represents management's confidence that earnings strength is sustainable and that capital can be maintained at a satisfactory level. The dividend payout ratio for the year was approximately 37%, or 35% excluding the preferred dividend, and represents an increase from the 1994 level of 31%. The Company's targeted payout range for dividends on common stock is 30-40%. Its payout ratio has historically been strong relative to peers, averaging in the 60th-68th percentile for 1992, 1993, and 1994. The 1995 peer payout ratio (including preferred dividend) places the Company in the 64th peer percentile.

LOANS

     The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:


                                             --------------------------------------------------------------------------
                                                                             At December 31,
                                             --------------------------------------------------------------------------
                                                   1995            1994            1993           1992         1991
                                                   ----            ----            ----           ----         ----
                                                                           (In thousands)
Real estate mortgages
  Residential ............................       $204,224        $196,548        $177,059      $146,135     $121,982
  Commercial loans secured by
    real estate ..........................         43,939          34,677          31,851        23,411       14,270
  Commercial real estate .................          3,032             927           1,063         1,647        2,316
  Farm ...................................          8,224           7,625           7,421         6,670        1,105
     Total ...............................        259,419         239,777         217,394       177,863      139,673

Commercial, financial, and agricultural
  Agricultural loans .....................         17,969          13,295          11,564        10,152       16,664
  Commercial loans .......................         81,562          67,976          58,252        40,524       44,301
     Total ...............................         99,531          81,271          69,816        50,676       60,965

Installment loans to individuals
  Direct .................................         57,646          58,371          58,963        64,486       74,848
  Indirect ...............................        144,566         121,148          89,513        88,068      100,140
  Student and other ......................         10,268           8,690           6,337         6,492        3,353
     Total ...............................        212,480         188,209         154,813       159,046      178,341

Other loans ..............................          2,190           1,482           1,578         3,778        4,419
                                                 --------        --------        --------      --------     --------
Gross loans ..............................        573,620         510,739         443,601       391,363      383,398
Less: Unearned discount ..................         13,469          27,660          25,730        29,007       34,829
      Reserve for possible loan losses ...          6,976           6,281           5,706         4,982        4,312
                                                 --------        --------        --------      --------     --------
Net loans ................................       $553,175        $476,798        $412,165      $357,374     $344,257


     The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. Nearly 70% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. In addition, the typical size loan to the variety of commercial businesses in the Company's market areas is under $50,000, with less than one quarter of the commercial portfolio being in loans in excess of $500,000. The portfolio contains no credit card receivables. The overall yield on the portfolio is in the attractive 67th peer percentile.

     Loans outstanding, net of unearned discount, reached a record $560 million as of year-end 1995, up over $77 million or 16.0% compared to twelve months earlier. About one third of 1995's growth took place in the markets served by the branches purchased from Chase at mid year; outstandings at these branches have nearly doubled since the acquisition date to $24 million at year end. This marks the third consecutive year in which growth has exceeded 15%; loans in 1994 rose a strong $65 million or 15.6% while the prior year's increase was $56 million or 15.3%. Loans have been on the rise since March 1992, some nine months after the 1990 recession had statistically ended on the national level; net growth beyond the Company's previous record high began in the second quarter of 1993.

     The primary reasons for the Company's success over the last three years vary by line of business, a construct which recombines the individual components of the preceding table into four major segments:

     o Expanded residential real estate lending, which grew rapidly through year-end 1993, largely due to refinancing caused by the historically low mortgage rate environment; growth slowed thereafter as rates began to rise and the Company entered a program to sell certain originations in the secondary mortgage market;

     o A relatively steady increase in the 1993-1994 period in lending to small and medium-sized businesses, with growth stepping up this year because of the Chase branch acquisition;

     o An increase in indirect installment lending in the spring of 1993 after a three and one-half year decline, with accelerated growth beginning in the spring of 1994 as new car sales climbed nationwide; strength continued in 1995, though demand began to moderate in the fall of this year; and

     o Relative flatness in general direct installment lending until the spring of 1994, with mild improvement thereafter.

     For 1995 as a whole, about 42% of the $77 million in total loan growth took place in the consumer indirect area, slightly less than the 43% share achieved on 1994's $65 million increase in total loans. The increase in business lending was proportionately more significant in 1995 at 46% of total loan growth versus 28% in the prior year. The share of this year's increase from consumer mortgages dropped sharply to 4% from nearly 24% of total growth in 1994. And consumer direct loans accounted for 7% of 1995's rise, up from 5% in the prior year. The improved relative contribution of both business lending and consumer direct loans reflects the impact of the new Chase branch markets.


---------------------------------------------------------------------------------------------------------------------------------
                                                     NATURE OF LENDING
                                                    MIX AT QUARTER END
                                                     ($ MILLION AND %)
---------------------------------------------------------------------------------------------------------------------------------
            Total Loans       Consumer Mortgage        Business Lending           Consumer Indirect          Consumer Direct

Year      Amt.  % Change   Amt.  % Total  % Change   Amt.  % Total  % Change   Amt.   % Total  % Change   Amt.  % Total  % Change
----      ----  --------   ----  -------  --------  -----  -------  --------   ----   -------  --------   ----  -------  --------
1995      $560    16.0%    $147    26%       2.4%   $174     31%     25.6%     $135     24%     31.8%     $104     19%      5.6%

1994      $483    15.6%    $143    30%      12.2%   $139     29%     15.1%     $102     21%     37.9%      $99     20%      3.4%

1993      $418    15.3%    $128    30%      26.8%   $120     29%     25.7%      $74     18%      4.2%      $96     23%      0.9%

1992      $362     4.0%    $101    28%      21.5%    $96     26%     13.6%      $71     20%    -10.8%      $94     26%     -6.5%


     Demand for installment debt indirectly originated through automobile, marine, and mobile home dealers continued to be strong in 1995 for the second consecutive year. Outstandings ended 1995 nearly 32% or $33 million higher compared to growth of 38% or $28 million in the prior year. Strength was evidenced in both CBSI's Northern Region, where this type of lending has been highly successful for a number of years, and in the Southern Region, where the commitment to indirect lending was re-energized during 1993 with continued good success since then. This portfolio segment, of which more than 93% relates to automobile lending, constitutes over 24% of total loans outstanding, up from its low of 18% at year-end 1993. Because the mix of automobiles is 42% new vehicles versus 58% used, the overall portfolio yield is additionally attractive, with an average maturity approximating 36 months.

     The direct consumer lending activity has increased modestly over the last three years. Outstandings rose 5.6% or $5.5 million versus 3.4% or $3.3 million in 1994; about one third of this year's increase reflects the impact of the Chase branch purchase. This line of business is comprised of conventional installment loans (including some isolated installment lending to small businesses), personal loans, student loans (which are sold once principle amortization begins), and borrowing under variable rate home equity lines of credit. Growth in installment lending and in personal lines of credit explains this year's increase as opposed to in 1994, when home equity loans provided more than half the improvement. Despite its dollar growth in 1995, the consumer direct installment loan segment continued to trend downward, ending 1995 at 19% of total loans outstanding. Management expects that the 25,000 households served by the former Chase branches will have a positive impact on this line of business.

     The segment of the Company's loan portfolio committed to consumer mortgages, which includes conventional residential lending as well as fixed rate home equity lines of credit, accounts for $147 million or 26% of total loans outstanding. The flattening of growth during the last two years reflects the increase in mortgage rates from their historic lows in late 1993, though demand began to improve in the summer of 1995 after rates started to soften. Growth has also been muted because of a program which began in mid 1994 to sell selected fixed rate originations in the secondary market. The purpose of this program, which resulted in sales of $1.2 million in its first year and $4.3 million in 1995, is to develop a meaningful source of servicing income as well as to provide an additional tool to manage interest rate risk. During 1995, the Financial Accounting Standards Board issued statement No. 122, "Accounting for Mortgage Servicing Rights," which requires recognition of the value of servicing rights related to originated loans with servicing retained. Adoption of this pronouncement effective January 1, 1996, is not expected to have a significant effect of the Company's financial statements.

     The combined total of general purpose business lending, dealer floor planning, mortgages on commercial property, and farm loans (the latter two categories totaling 5% of the Company's entire loan portfolio) is characterized as the Company's business lending activity. At $174 million, this segment represents 31% of loans outstanding at year end, having expanded its share by five percentage points from when the Company's loan portfolio began its second quarter 1992 upturn. This strength is largely attributable to borrowing by local commercial businesses and automobile dealers, plus a recent increase in agricultural lending. Outstandings climbed over $35 million or nearly 26% in 1995; excluding loans purchased from Chase and subsequent growth in these new markets, outstandings rose $13 million or 9%. Comparative growth rates were 15% for 1994 and an unusually high 26% in 1993, a year in which there were no acquisitions.

     About 90% of the Bank's commercial customers borrow less than $100,000, which as a group constitutes almost 40% of commercial loans outstanding. Borrowers needing up to $250,000 comprise about one quarter of loans outstanding. Borrowings in the size ranges of $250,000-$500,000 and over $500,000 constitute 13% and 23% of the portfolio, respectively.

     The two year trend by quarter in loans by line of business is set forth as follows:


                                                      SUPPLEMENTARY SCHEDULE IV
                                                      Loans by Line of Business

------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended (a):                 Consumer      Consumer       Consumer    Business      Total         Yield on
(000's)                                     Direct       Indirect      Mortgages     Loans        Loans           Loans
------------------------------------------------------------------------------------------------------------------------
                                                          Amount and Change From Preceding Quarter             Quarterly
                                                                                                                 Average
------------------------------------------------------------------------------------------------------------------------
[AHG1] December 31, 1993
Amount .................................    $95,502       $74,321      $127,618     $120,430     $417,871         9.15%
Change .................................       0.4%          3.1%          6.2%         9.7%         5.2%        (0.15)
------------------------------------------------------------------------------------------------------------------------
March 31, 1994
Amount .................................    $92,908       $77,103      $133,085     $123,373     $426,470         9.02%
Change .................................      -2.7%          3.7%          4.3%         2.4%         2.1%        (0.13)
------------------------------------------------------------------------------------------------------------------------
June 30, 1994
Amount .................................    $93,768       $86,230      $138,349     $127,180     $445,527         9.07%
Change .................................       0.9%         11.8%          4.0%         3.1%         4.5%          0.05
------------------------------------------------------------------------------------------------------------------------
September 30, 1994
Amount .................................    $98,280       $94,464      $142,012     $134,724     $469,480         9.12%
Change .................................       4.8%          9.5%          2.6%         5.9%         5.4%          0.05
------------------------------------------------------------------------------------------------------------------------
December 31, 1994
Amount .................................    $98,777      $102,491      $143,137     $138,675     $483,079         9.26%
Change .................................       0.5%          8.5%          0.8%         2.9%         2.9%          0.14
------------------------------------------------------------------------------------------------------------------------
March 31, 1995
Amount .................................    $98,633      $113,895      $142,289     $140,477     $495,294         9.52%
Change .................................      -0.1%         11.1%         -0.6%         1.3%         2.5%          0.26
------------------------------------------------------------------------------------------------------------------------
June 30, 1995
Amount .................................    $97,480      $127,439      $142,413     $147,978     $515,311         9.60%
Change .................................      -1.2%         11.9%          0.1%         5.3%         4.0%          0.08
------------------------------------------------------------------------------------------------------------------------
September 30, 1995
Amount .................................   $103,316      $132,509      $144,206     $164,960     $544,991         9.63%
Change .................................       6.0%         11.5%          1.3%        11.5%         5.8%          0.03
------------------------------------------------------------------------------------------------------------------------
December 31, 1995
Amount .................................   $104,317      $135,107      $146,561     $174,167     $560,152         9.65%
Change .................................       1.0%          5.6%          1.6%         5.6%         2.8%          0.02
------------------------------------------------------------------------------------------------------------------------
Change from December 31, 1994 to
December 31, 1995
Amount .................................     $5,540       $32,616        $3,424      $35,492      $77,073          0.39
Change .................................       5.6%         31.8%          2.4%        25.6%        16.0%           N/A
------------------------------------------------------------------------------------------------------------------------
Year-to-Date Average Outstandings
(000's)
December 31, 1994 ......................    $95,234       $85,829      $136,892     $128,180     $446,135         9.12%
December 31, 1995 ......................   $101,188      $122,765      $143,113     $152,695     $519,762         9.61%
Change - Amount ........................     $5,955       $36,936        $6,221      $24,516      $73,627         0.49%
                   -% ..................       6.3%         43.0%          4.5%        19.1%        16.5%           N/A
------------------------------------------------------------------------------------------------------------------------
Loan Mix
December 31, 1994 ......................      20.4%         21.2%         29.6%        28.7%       100.0%
December 31, 1995 ......................      18.6%         24.1%         26.2%        31.1%       100.0%
Change .................................      -1.8%          2.9%         -3.5%         2.4%          --
------------------------------------------------------------------------------------------------------------------------

Note: (a) Totals and change calculations may not foot due to rounding.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following table shows the amount of loans outstanding as of December 31, 1994 which, based on remaining scheduled repayments of principal, are due in the periods indicated:


                                               -----------------------------------------------------------------
                                                                     At December 31, 1995
                                               -----------------------------------------------------------------
                                                                     Maturing
                                                 Maturing           After One          Maturing           Total
                                                in One Year         But Within        After Five           Book
                                                  or Less           Five Years          Years             Value
                                                 ----------         ----------        ----------          -----
                                                                        (In thousands)
Commercial, financial, and
     agricultural ..........................      $ 50,399           $ 30,464          $ 18,668          $ 99,531
Real estate - construction .................             0                  0                 0                 0
Real estate - mortgage .....................        25,303             61,340           172,775           259,419
Installment ................................        75,583            116,506             9,112           201,201
                                                  --------           --------          --------          --------
         Total .............................      $151,286           $208,310          $200,555          $560,151
                                                  ========           ========          ========          ========

     The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

                                                 ------------------------------
                                                     At December 31, 1995
                                                 ------------------------------
                                                  Fixed Rate      Variable Rate

Due after one year but within five
    years ...............................          $155,328          $52,982
Due after five years ....................           168,455           32,100
                                                   --------          -------
         Total ..........................          $323,784          $85,082
                                                   ========          =======

NON-PERFORMING ASSETS/RISK ELEMENTS

         The following table presents information concerning the aggregate amount of non-performing assets:


                                                             -------------------------------------------------------
                                                                                  At December 31,
                                                             -------------------------------------------------------
                                                              1995          1994       1993       1992        1991
                                                              ----          ----       ----       ----        ----
                                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis ..............     $1,328       $2,396      $1,738     $  881      $1,369

Accruing loans which are contractually past due
  90 days or more as to principal or interest
  payments ..............................................        667          862         653        726         957
                                                              ------       ------      ------     ------      ------
Total non-performing loans ..............................      1,995        3,258       2,391      1,607       2,326
Loans which are "troubled debt restructurings" as
  defined in Statement of Financial Accounting
  Standards No. 15 "Accounting by Debtors and
  Creditors for Troubled Debt Restructurings" ...........          0           15         243        356       1,720

Other real estate .......................................        614          223         433        459       1,426
                                                              ------       ------      ------     ------      ------
Total non-performing assets .............................     $2,609       $3,496      $3,067     $2,422      $5,472
                                                              ======       ======      ======     ======      ======

Ratio of allowance for loan losses to
  period-end loans ......................................       1.25%        1.30%       1.37%      1.37%       1.24%

Ratio of allowance for loan losses to
  period-end non-performing loans .......................     349.69%      192.79%     238.67%    310.05%     185.40%

Ratio of allowance for loan losses to
  period-end non-performing assets ......................     267.40%      179.67%     186.06%    205.72%      78.81%

Ratio of non-performing assets to period-end
  total loans and other real estate owned ...............       0.47%        0.72%       0.73%      0.67%       1.56%


     The impact of interest not recognized on non-accrual loans, and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms, was immaterial. The Company's policy is to place a loan on a non-accrual status and recognize income on a cash basis when it is more than ninety days past due, except when in the opinion of management it is well secured and in the process of collection.

     Nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 1995 at a very manageable $2.0 million. This level is nearly $1.3 million lower than one year earlier, largely due to resolution of a single public housing project where cost overruns delayed a take out by the Farmers' Home Administration. Today's level is also lower than the $2.4 million in nonperformers at year-end 1993, which was established following a critical view of certain commercial credits taken by the then new CEO and lending personnel added as a result of organizational turnover.

     Consistent with the reduction in nonperforming loans is a significant improvement in its ratio to total loans, which ended 1995 at .36%, down by almost half from the .67% level of one year earlier. As of September 30, 1995, when the nonperforming loan ratio stood at .33%, the Company's asset quality was in the very strong 11th percentile compared to peers. The ratio of nonperforming assets (which additionally include troubled debt restructurings and other real estate) to total loans plus OREO is also highly favorable at .47%.

     As of December 31, 1995 and for years then ended, the Bank had no loans deemed to be impaired under FASB 114.

     Total delinquencies, defined as loans 30 days or more past due and nonaccruing, followed a saucer-shaped trend during 1995, ending the year at 1.31%, virtually unchanged from twelve months earlier and down from 1.58% at year-end 1993. After a significant reduction in the second quarter as discussed above, commercial delinquencies remained relatively constant, concluding 1995 at a modest 1.32%. Past due installment loans dipped below 1.0% during spring of this year, reaching 1.65% by year end. Real estate delinquencies fluctuated in the .6-.8% range during most of the year, finishing at .91% in December.

     As of September 30, 1995, when overall delinquencies were at 1.08%, the Company ranked in the very favorable lowest peer quartile, consistent with historically being better than the peer norm due to its reliable consumer borrower base. Other factors contributing to successful underwriting, collection, and credit monitoring include selective addition of experienced lenders over the last several years, clear delineation of authority along with newly adopted loan policies and procedures, regional loan servicing and collection departments focused on taking prompt corrective action, and a centralized loan review function which is given priority attention and has monthly Board of Director accountability.

SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance which have been charged to expenses.


                                                   ----------------------------------------------------------------
                                                                        Year Ended December 31,
                                                   ----------------------------------------------------------------
                                                                        (Dollars in thousands)

                                                     1995         1994           1993          1992          1991
                                                     ----         ----           ----          ----          ----

Amount of loans outstanding at end
 of period ..................................       $573,620    $510,739       $443,601      $391,363      $383,398
                                                    ========    ========       ========      ========      ========
Daily average amount of loans
(net of unearned discounts) .................       $519,762    $446,135       $382,680      $351,034      $352,960
                                                    ========    ========       ========      ========      ========
Balance of allowance for possible
 loan losses at beginning of period .........       $  6,281    $  5,706       $  4,982      $  4,312      $  3,607
Loans charged off:
  Commercial, financial, and agricultural ...            454         502            236           951           244
  Real estate construction ..................              0           0              0             0             0
  Real estate mortgage ......................             48          41             19            92            41
  Installment ...............................          1,256       1,072          1,155         1,558         1,983
                                                       -----       -----          -----         -----         -----
       Total loans charged off ..............          1,758       1,615          1,410         2,601         2,268
Recoveries of loans previously charged off:
  Commercial, financial, and agricultural ...            213          38             85            25            28
  Real estate construction ..................              0           0              0             0             0
  Real estate mortgage ......................             27           1              1             0             0
  Installment ...............................            448         449            542           519           429
                                                      ------      ------         ------        ------        ------
       Total recoveries .....................            688         488            628           544           457
                                                      ------      ------         ------        ------        ------
Net loans charged off .......................          1,070       1,127            782         2,057         1,811
                                                      ------      ------         ------        ------        ------
Additions to allowance charged to expense (1)          1,765       1,702          1,506         2,727         2,516
                                                      ------      ------         ------        ------        ------
Balance at end of period ....................         $6,976      $6,281         $5,706        $4,982        $4,312
                                                      ======      ======         ======        ======        ======
Ratio of net charge-offs to average loans
 outstanding ................................           0.21%       0.25%          0.20%         0.59%         0.51%


(1) The additions to the allowance during 1991 through 1995 were determined using actual loan loss experience and future projected loan losses and other factors affecting the estimate of possible loan losses.

     Besides its favorable delinquency and nonperforming asset levels, another measure of the Company's strong asset quality is a low net charge-offs record, which for the third consecutive year was better than its historically acceptable norm. Gross charge-offs rose a relatively small 8.8% to $1.8 million, or .34% of average loans outstanding versus .36% in 1994. In addition, this year's recoveries were an all-time record both in dollar amount and in relation to prior year gross charge-offs. As a result, net charge-offs at $1.1 million represented a very acceptable .21% ratio to average loans. Since the banking industry in general has benefited from very favorable credit loss experience, the net charge-off ratio approximates the peer norm.

     A timely charge-off policy and relatively low nonperforming loans have enabled the Company to carry a reserve for loan losses well below peers, but sufficient in the event of an economic downturn. In addition, the Company's small business loan orientation reduces the likelihood of large, single borrower charge-offs.

     As a percent of total loans, the loss reserve ratio was 1.25%, down slightly from the 1992-1994 levels when major building of the ratio took place. Though the reserve ratio is presently in the relatively low 27th peer percentile, coverage over nonperforming loans as of September 30, 1995 was well above the norm in the 83rd percentile; management considers the year-end level at 350% to be ample. Another measure of comfort to management is that after conservative allocation by specific customer and loan type, over 16% of loan loss reserves remains available for absorbing general, unforeseen loan losses, up from 13% at year-end 1994.

     The annual loan loss provision has characteristically been well in excess of net charge-offs, being covered by over 1.3 times since 1990; this year's coverage exceeded 1.6 times. This practice has enabled a steady increase in the loan loss reserve level, which rose by almost $700,000 or 11% to an all-time high of $7.0 million at year-end 1995. Compared to average loans, the annual loan loss provision has been slightly above the peer norm.

     The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:



            ----------------------------------------------------------------------------------------------------------------------
                                                  At December 31,
                     1995                   1994                  1993                    1992                     1991
            ----------------------------------------------------------------------------------------------------------------------
                        Percent of            Percent of             Percent of
                         Loans in              Loans in               Loans in                                           Percent of
                           Each                  Each                   Each                   Percent of                 Loans in
                         Category              Category               Category                Loans in Each                 Each
             Amount of   to Total   Amount of  to Total   Amount of   to Total     Amount of   Category to   Amount of   Category to
             Allowance     Loans    Allowance   Loans     Allowance     Loans      Allowance   Total Loans   Allowance   Total Loans
            ----------  ---------- ---------- ----------  ---------  -----------   ---------  -------------  ---------   -----------

Commercial,
financial,&
agricultural $2,035        17.35%     $1,832      15.91%    $3,464       15.74%      $1,864       12.95%       $1,241        15.45%

Real
estate --
construction      0         0.00%          0       0.00%         0        0.00%           0        0.00%            0         0.00%

Real
estate --
mortgage      2,255        45.23%      2,222      46.95%       341       49.01%         220       45.45%          130        37.16%

Installment   1,527        37.42%      1,422      37.14%     1,342       35.25%       1,400       41.60%        2,015        47.39%

Unallocated   1,159         N/A          805        N/A        559        N/A         1,498         N/A           926         N/A

   Total     $6,976       100.00%     $6,281     100.00%    $5,706      100.00%      $4,982      100.00%       $4,312       100.00%



FUNDING SOURCES

     Typical of most commercial banking institutions today is the need to rely on a variety of funding sources to support its earning asset base as well as to achieve targeted growth objectives. There are three primary sources of funding that comprise CBSI's overall funding matrix, which considers maturity, stability, and price: deposits of individuals, partnerships, and corporations (IPC deposits); collateralized municipal deposits; and capital market borrowings.



----------------------------------------------------------------------------------------------------------------
                                               SOURCES OF FUNDS
                                         AVERAGE 4TH QUARTER BALANCES
                                                  ($ MILLION)
----------------------------------------------------------------------------------------------------------------
                                                                                                    Total
                                                                                                    Funds
                       IPC Deposits               Public Funds           Capital Borrowings        Sources
                   Amount       % Total       Amount       % Total      Amount       % Total        Amount
                   ------       -------       ------       -------      ------       -------        ------

    1995            $921         87.4%         $128         12.1%          $6          5.0%         $1,055
    1994            $583         71.7%         $101         12.4%        $129         15.9%           $813
    1993            $499         79.6%         $102         16.2%         $26          4.2%           $627


     The Company's key funding matrix was positively impacted by the Chase branch acquisition completed in July 1995. As a result of this purchase, IPC deposits on average for fourth quarter 1995 accounted for over 87% of all funding, up significantly from 72% for the comparable 1994 period. IPC deposits are generally considered the most attractive source of funding for a bank because of their general stability and relatively low cost, and because they provide management with a working customer base from which to cross-sell a variety of loan, deposit, and other financial services related products.

     Although IPC deposit outstandings averaged $921 million during the fourth quarter of 1995, $364 million of this average were deposits purchased from the Chase branch acquisition. Without this acquisition, fourth quarter average IPC outstandings would have been $557 million, or a 4.5% decrease from 1994 fourth quarter outstandings of $583 million. This level of performance met management's expectations, given the nonaggressive deposit pricing strategy for 1995; expected deposit inflows from the Chase branch acquisition heavily influenced this pricing objective.

     Deposits of local municipalities accounted for 12.1% of total CBSI funding during the fourth quarter of 1995, down slightly from its 12.4% position as of the fourth quarter of 1994. Under New York State Municipal Law, the Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, management considers this source of funding to be equivalent to capital market borrowings. As such, CBSI endeavors to price these deposits at or below alternative capital market borrowing rates.

     Capital market borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. Capital market borrowings declined from 15.9% of total funding sources in 1994 to 5.0% as of fourth quarter 1995. This decline in outstandings was largely the result of management's decision to repay all short-term borrowings with deposit inflows from the Chase branch acquisition. On average, capital market borrowings in 1995 at $89 million were virtually unchanged from 1994's level.

     The mix of CBSI's IPC deposits has changed over the last three years. The steady growth in time deposit mix reflects consumer movement away from immediately available, lower earning savings and money market accounts; in addition, the former Chase deposits contained a relatively higher proportion of time deposits.




------------------------------------------------------------------------------------------------------------------------
                                                   CORE DEPOSIT MIX
                                              AVERAGE 4TH QUARTER BALANCES
                                                      ($ MILLION)
-------------------------------------------------------------------------------------------------------------------------
         Demand Deposits  Interest Checking   Regular Savings        Money Market          Time Deposits     Total Core
        Amount   % Total   Amount   % Total  Amount    % Total     Amount     % Total     Amount    % Total   Deposits
        ------   -------   ------   -------  ------    -------     ------     -------     ------    -------   --------

 1995    $129      14%       $83      9%      $241       26%         $53        6%         $415       45%       $921
 1994    $ 93      16%       $49      9%      $167       29%         $45        8%         $229       38%       $583
 1993    $ 82      16%       $45      9%      $155       31%         $45        9%         $172       35%       $499


     The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:


                                                       ---------------------------------------------------------------------
                                                                            YEAR ENDED DECEMBER 31,
                                                                1995                  1994                    1993
                                                       ---------------------------------------------------------------------
                                                        Average     Average    Average     Average    Average       Average
                                                        Balance    Rate Paid   Balance    Rate Paid   Balance      Rate Paid
                                                       --------    ---------   -------    ---------   -------      ---------
                                                                            (Dollars in thousands)
Non-interest-bearing demand deposits ................  $123,952        N/A    $ 98,587        N/A    $ 87,728         N/A
Interest-bearing demand deposits ....................    83,812       1.66%     65,805       1.68%     63,607        1.88%
Regular savings deposits ............................   211,867       3.01     183,881       2.85     179,128        3.03
Money market deposits ...............................    70,925       2.77      73,757       2.57      78,231        2.63
Time deposits .......................................   380,494       5.53     229,449       4.34     190,166        4.36
                                                        -------                -------                -------
Total average daily
amount of domestic deposits .........................  $871,050       3.53%   $651,479       2.80%   $598,860        2.83%



     The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1995 and 1994 are summarized below:

                                                -------------------------
                                                      AT DECEMBER 31,
                                                      (IN THOUSANDS)
                                                -------------------------
                                                  1995             1994
                                                -------           -------
    Less than three months ...................  $42,639           $29,963
    Three months to six months ...............   13,574             9,983
    Six months to one year ...................    9,169             4,248
    Over one year ............................    5,859             3,589
                                                -------           -------
                                                $71,241           $47,783

BORROWING

     The following table summarizes the outstanding balances of short-term borrowings of the Company for the years indicated:

                                             ---------------------------------
                                                       AT DECEMBER 31,
                                             ---------------------------------
                                               1995         1994         1993
                                             --------     --------     -------
                                                   (Dollars in thousands)

Federal funds purchased ...................  $      0      $57,300     $57,000
Term borrowing at banks (original term)
  90 days or less .........................         0       80,000           0
  1 year ..................................         0       25,000           0
                                             --------     --------     -------
    Balance at end of period ..............  $      0     $162,300     $57,000
                                             ========     ========     =======
Daily average during the year .............   $85,407      $86,777     $22,892
Maximum month-end balance .................  $188,200     $163,700     $57,000
Weighted-average rate during the year .....     6.29%        4.48%       3.35%
Year-end average rate .....................     0.00%        5.44%       3.00%

     The two year trend by quarter in funding sources and related cost is set forth as follows:

                                                      SUPPLEMENTARY SCHEDULE V

                                                 EARNING ASSETS AND FUNDING SOURCES

-------------------------------------------------------------------------------------------------------------------------
                                                                  Average       Average        Average        Average
                                                    Average         Core       Municipal       Capital       Interest
For the Quarter Ended (d):            Average     Investments     Deposits      Deposits       Market         Bearing
(000s)                                 Loans          (a)           (b)           (c)        Borrowings     Liabilities
-------------------------------------------------------------------------------------------------------------------------
                                              Amount and Average Yield/Rate
-------------------------------------------------------------------------------------------------------------------------

December 31, 1993
Amount .............................   $404,944       $244,735       $499,478       $101,663        $26,394    $535,834
Yield/Rate .........................      9.15%          6.58%          2.73%          2.37%          3.16%       3.15%
-------------------------------------------------------------------------------------------------------------------------
March 31, 1994
Amount .............................   $419,874       $260,703       $497,406       $104,341        $58,850    $568,074
Yield/Rate .........................      9.02%          6.77%          2.72%          2.30%          3.49%       3.16%
------------------------------------------------------------------------------------------------------------------------
June 30, 1994
Amount .............................  $435,,678       $301,042       $522,051       $118,149        $81,048    $625,117
Yield/Rate .........................      9.07%          6.68%          2.73%          2.37%          4.07%       3.25%
------------------------------------------------------------------------------------------------------------------------
September 30, 1994
Amount .............................   $454,383       $321,811       $576,869       $102,332        $79,676    $657,767
Yield/Rate .........................      9.12%          6.98%          2.85%          2.66%          4.50%       3.45%
------------------------------------------------------------------------------------------------------------------------
December 31, 1994
Amount .............................   $473,920       $358,193       $583,055       $100,509       $129,074    $708,211
Yield/Rate .........................      9.26%          7.23%          3.05%          2.89%          5.18%       3.87%
------------------------------------------------------------------------------------------------------------------------
March 31, 1995
Amount .............................   $488,436       $388,886       $581,033       $121,200       $153,625    $753,008
Yield/Rate .........................      9.52%          7.64%          3.38%          3.51%          6.17%       4.43%
------------------------------------------------------------------------------------------------------------------------
June 30, 1995
Amount .............................   $507,159       $397,319       $587,592       $125,228       $169,277    $777,216
Yield/Rate .........................      9.60%          7.62%          3.55%          3.66%          6.26%       4.64%
------------------------------------------------------------------------------------------------------------------------
September 30, 1995
Amount .............................   $532,156       $525,664       $892,283       $122,737        $29,002    $901,609
Yield/Rate .........................      9.63%          7.21%          3.61%          3.30%          6.56%       4.23%
------------------------------------------------------------------------------------------------------------------------
December 31, 1995
Amount .............................   $550,480       $508,031       $921,111       $127,626         $5,604    $909,344
Yield/Rate .........................      9.65%          7.45%          3.60%          3.24%          5.39%       4.13%
------------------------------------------------------------------------------------------------------------------------
Change in Quarterly Averages
from December 31, 1994 to
December 31, 1995
Outstandings: Amount ...............    $76,560       $149,838       $338,056        $27,117     ($123,470)    $201,133
   %Change .........................      16.2%          41.8%          58.0%          27.0%         -95.7%       28.4%
Yield/Rate: Change (%pts) ..........       0.39           0.22           0.54           0.36           0.21        0.26
Year-to-Date Average Outstandings
December 31, 1994 - Amount .........   $446,135       $310,736       $545,167       $106,311        $87,334    $640,226
                                          9.12%          6.93%          2.84%          2.55%          4.48%       3.46%
                  Yield/Rate .......

------------------------------------------------------------------------------------------------------------------------
December 31, 1995 - Amount .........   $519,762       $455,495       $746,838       $124,212        $88,806    $835,904
                  Yield/Rate .......      9.61%          7.46%          3.55%          3.43%          6.23%       4.34%


------------------------------------------------------------------------------------------------------------------------
Change in YTD Averages from
December 31, 1994 to
December 31, 1995
Outstandings: Amount ...............    $73,627       $144,760       $201,671        $17,900         $1,472    $195,679
                 %Change ...........      16.5%          46.6%          37.0%          16.8%           1.7%       30.6%
Yield/Rate: Change (%pts) ..........       0.48           0.52           0.71           0.88           1.75        0.89
------------------------------------------------------------------------------------------------------------------------

 Note:   (a)   Yield on average investments calculated on a full-tax equivalent basis. Excludes premiums on bonds called on October 10, 1993.
         (b)   Defined as total deposits minus municipal deposits; includes CDs > $100,000 for individuals and businesses.
         (c)   Rate includes impact of noninterest bearing transaction accounts.
         (d)   Totals and change calculations may not foot due to rounding.

                                       43

INVESTMENTS AND ASSET/LIABILITY MANAGEMENT

     The primary objective of CBSI's investment portfolio is to prudently provide a degree of low-risk, quality assets to the balance sheet. This must be accomplished within the constraints of: (a) absorbing funds when loan demand is low and infusing funds when demand is high; (b) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (c) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (d) considering investment risk-weights as determined by regulatory risk-based capital guidelines; and (e) generating a favorable return without undue compromise of other requirements.



--------------------------------------------------------------------------------------------------------------------------------
                                                 INVESTMENT PORTFOLIO MIX
                                      AT YEAR END, EXCLUDES MONEY MARKET INSTRUMENTS
                                                        ($ MILLION)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Invest/
            Total                                                          States and Political                          Earning
         Investments         Mortgage-Backed           U.S. Governments       Subdivisions                Other           Assets
        -------------    ----------------------    ---------------------  ----------------------  ---------------------  -------

 Year   Amt. % Change    Amt. % Change  % Total    Amt. % Change % Total  Amt. % Change % Total   Amt.  % Change % Total     (%)
 ----   ---- --------    ---- --------  -------    ---- -------- -------  ----  -------- -------  ----  --------  ------     ---

 1995   $468    23.7%    $195    25.6%    42%      $235   25.9%     50%    $16   -23.3%      3%   $22     41.3%     5%     45.5%
 1994   $379    49.3%    $156    43.4%    41%      $187   63.5%     49%    $21   -15.9%      5%   $15    149.0%     5%     43.9%
 1993   $253    -3.6%    $108    -8.1%    43%      $114    7.1%     45%    $25   -12.0%     10%    $6    -39.4%     2%     37.7%
 1992   $263    15.0%    $118    28.4%    45%      $107   16.0%     41%    $28   -11.7%     11%   $10    -22.1%     3%     42.0%
 1991   $229    18.3%     $92   103.0%    40%       $92    6.0%     40%    $32   -28.4%     14%   $13    -22.9%     6%     39.5%


     Growth in investments during 1995 was largely influenced by the need to strategically utilize excess cash from the Chase branch acquisition. Consequently, average portfolio outstandings grew by nearly 47% during 1995, compared to an increase of 21% in 1994. Primarily because of investments made as a result of the 1994 branch acquisitions and the strategy to pre-invest certain of the anticipated Chase branch deposits, growth in investments as measured by year-end outstandings was greater in 1994 than in 1995.

     Consistent with the Company's long-standing practice, all investment strategies implemented during 1995 were developed in conjunction with CBSI's asset/liability position, with particular attention given to interest rate risk
(IRR) of the entire balance sheet, not just that associated with incremental investment decisions. In order to effectively manage IRR, both a short-term tactical and longer-term strategic horizon are considered.

     As a result of the Chase branch deposit acquisition, the asset/liability profile underwent a dramatic, though fully anticipated, repositioning in 1995. The high level of 1994 year-end liability sensitivity was eliminated as all short-term borrowings were replaced by longer-term core deposits from the branch purchase. Beginning in mid 1995, the balance sheet reflected a structurally asset-sensitive position, as measured by CBSI's Gap Maturity Matrix. The year-end matrix and supporting data are displayed at the end of this section.

     This new balance sheet profile afforded management the opportunity to extend the duration of certain investment purchases made in 1995, a move primarily aimed at reducing the Company's exposure to falling interest rates. This strategy was largely accomplished by the purchase of longer-dated, fixed rate callable U.S. government agency issues and discounted, fixed rate mortgage-backed securities. The timing of this strategy was largely limited to the first two quarters of 1995.

     As the yield curve began to flatten in the second half of 1995, the appeal of longer-term, fixed-rate investments began to wane due to the potentially high degree of market value volatility such securities might experience over their expected lifetime. This concern prompted management to focus on a more defensive investment strategy for the remainder of 1995.

     The majority of securities purchased by CBSI during the second half of 1995 were floating rate U.S. government agency collateralized mortgage-backed obligations or CMOs. These instruments featured discount margin spreads of between 110 and 115 basis points above the one-month LIBOR rate, adjusted monthly. As with most floating rate instruments, these bonds were subject to life-time yield caps, which ranged between 9.50% to 10.00%.

     The composition of the portfolio continues to heavily favor U.S. governments and agency mortgage-backed obligations, resulting in effective use of regulatory risk-based capital. As of year-end 1995, these two security types (excluding Federal Home Loan Bank stock and Federal Reserve Bank stock) accounted for 96% of total portfolio investments, up from a level of 81% five years earlier.

     The average life of the portfolio, including the exercise of embedded call options, extended to 4.5 years as of December 31, 1995. As of year-end 1994 and 1993, the average life of the portfolio stood at 3.5 years and 2.3 years, respectively. The investment strategies pursued during 1994 and 1995 were largely responsible for this extension.

     Average investment yields for the year increased to 7.45% from 6.95% in 1994. The December 1995 portfolio yield averaged 7.55% compared to 7.30% for the same month one year prior. Through September 30, 1995, the Company's investment yield was in the very favorable 94th peer bank percentile.

     During the fourth quarter of 1995, management chose to reclassify approximately $40 million of held to maturity investments as available for sale, under a special one-time adjustment window granted by the Financial Accounting Standards Board on October 18, 1995. Securities which were moved as a result of this opportunity included $22 million in floating rate investments and $18 million in mortgage-backed securities with current face values of under $1 million. While these securities are now eligible for sale due to their change in accounting treatment, management has no immediate plan to exercise this option given the current interest rate environment.

     Net losses on the sale of securities were $152,000 in 1995, versus $502,000 in 1994 and $15,000 in 1993. Losses incurred resulted from normal investment management activity, which focuses on improving long-term portfolio earnings and profitability.

     The following table sets forth the amortized cost and market value for the Company's held to maturity investment securities portfolio:


                                    --------------------------------------------------------------------------------------
                                                                       AT DECEMBER 31,
                                               1995                        1994                         1993
                                    --------------------------------------------------------------------------------------
                                      Amortized                   Amortized
                                      Cost/Book      Market       Cost/Book      Market       Amortized       Market
                                        Value         Value         Value         Value    Cost/Book Value   Value
                                      --------       ------       ---------      ------    ---------------    ------
U.S. Treasury securities
   and obligations of U.S.
   Government corporations
   and agencies ...................    $202,802      $212,415       $154,672    $154,367       $  53,995       $ 57,984

Obligations of states and
   political subdivisions .........      15,409        16,077         17,304      17,772          17,164         18,522

Corporate securities ..............           2             2              2           2               2              2

Mortgage-backed securities ........      97,593        99,848        120,178     115,613          54,686         56,464
                                       --------      --------       --------    --------        --------       --------
Total .............................    $315,806      $328,342       $292,156    $287,754        $125,847       $132,972
                                       ========      ========       ========    ========        ========       ========


     The following table sets forth the amortized cost and market value for the Company's available for sale investment portfolio:

                                          ------------------------------------------------------------------------------------
                                                                            AT DECEMBER 31,
                                                       1995                          1994                      1993
                                          -------------------------------- -------------------------- ------------------------
                                             Amortized                       Amortized                Amortized
                                             Cost/Book         Market       Cost/Book     Market      Cost/Book     Market
                                               Value           Value          Value        Value        Value        Value
                                             ---------         ------      ----------     ------     ----------     ------
                                                                          (in thousands)
U.S. Treasury securities
   and obligations of U.S.
   Government corporations and ...........    $32,334        $32,695         $33,691      $32,415      $ 58,722    $ 60,418
   agencies
Obligations of states and political ......        435            459
   subdivisions ..........................                                     3,432        3,472         7,194       7,420
Corporate securities .....................          0             73             567          568         1,109       1,153
Mortgage-backed securities ...............     96,326         97,595          37,235       35,198        53,177      53,362
Equity securities(1) .....................     20,070         20,008          14,149       14,158         4,740       4,753
Federal Reserve Bank common stock ........      1,396          1,396             552          552           500         500
                                             --------       --------        --------      -------      --------    --------
Totals ...................................   $150,561       $152,226        $ 89,626      $86,363      $125,442    $127,606
                                             --------       ========        --------      -------      --------    ========
Net unrealized gains/(losses) on
   available for sale portfolio ..........      1,665                         (3,262)                     2,164
                                             --------                       --------                   --------
Total carrying value .....................   $468,032                       $378,520                   $253,453
                                             ========                       ========                   ========
------------
(1) Includes $19,678, $19,678, $13,805, $13,805, $4,396 and $4,396 of FHLB
    common stock at December 31, 1995, 1994 and 1993, respectively.


     The following table sets forth as of December 31, 1995, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:


                              ------------------------------------------------------------------------------------------
                                                                AT DECEMBER 31, 1995
                              ------------------------------------------------------------------------------------------
                                                    Amount Maturing    Amount Maturing
                                Amount Maturing     After One Year     After Five Years       Amount
                                  Within One          But Within          But Within      Maturing After    Total Cost
                                 Year or Less         Five Years          Ten Years          Ten Years      Book Value
                                 ------------         ----------          ---------          ---------      ----------
Held to Maturity Portfolio
U.S. Treasury and other
  U.S. government agencies ....      $3,793            $ 9,229            $179,780           $ 10,000        $202,802
Mortgage-backed securities ....           0              4,006               1,074             92,513          97,593
States and political
  subdivisions ................       4,734              9,342               1,333                  0          15,409
Other .........................           0                  2                   0                  0               2
                                     ------            -------            --------           --------        --------
Total investment securities ...      $8,527            $22,579            $182,187           $102,513        $315,806
                                     ======            =======            ========           ========        ========
Weighted-average yield for
  year (1) ....................       7.15%              7.73%               7.36%              7.65%           7.47%

Available for Sale Portfolio

U.S. Treasury and other
  U.S. government agencies ....      $    0            $ 6,017            $ 21,323             $4,995         $32,335
Mortgage-backed securities ....           0              8,110              11,505             76,710          96,325
States and political
  subdivisions ................           0                251                 184                  0             435
Other .........................           0                  0                   0                  0               0
                                     ------            -------            --------            -------        --------
Total investment securities ...      $    0            $14,378            $ 33,012           $ 81,705        $129,095
                                     ======            =======            ========           ========        ========
Weighted-average yield for
  Year (1) ....................       7.54%              6.87%               6.91%              7.17%           7.07%

----------
(1) Weighted-average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 35%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

     A tool known as a Gap Maturity Matrix is used to isolate interest rate sensitivity or repricing mismatches between assets and liabilities. The diagonal bank on the matrix indicates basic matching of asset/liability repricing and maturity opportunities. Outstandings shown above the band are assets subject to repricing more quickly than their supporting liabilities (asset sensitivity). Outstandings shown below the band are liabilities subject to repricing more quickly than the assets which they support (liability sensitivity).

    The following Gap Report and its representation in the Gap Maturity Matrix set forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1995:

GAP REPORT

AS OF DECEMBER 31, 1995
(COMMUNITY  BANK SYSTEM, INC.)



Volumes                     Daily    1-30    31-60    61-90    91-180  181-360  13-24    25-36    37-60   Over 60
($000s)                     Floating  Days    Days     Days     Days    Days    Months   Months   Months   Months     Total
                            --------  ----    ----     ----     ----    ----    ------   ------   ------   ------     -----
ASSETS:
Due from banks ...........                                                                                  56,902     56,902

Money Market Investments .            6,000                                                                             6,000
Fixed Rate Debentures ....            5,963      540      794  16,156   45,372   90,171   33,907   39,705   14,581    247,189
Floating Rate Debentures .            6,017                                                                             6,017
Fixed Rate Mortgage
    Backed ...............            3,194    3,115    3,042   8,745   15,504   25,970   21,238   28,102   28,269    137,179
Floating Rate Mortgage
    Backed ...............           52,819                                                                            52,819
Other Investments                                                                                           24,826     24,826
-----------------------------------------------------------------------------------------------------------------------------
           Total
             Investments..           73,993    3,655    3,836  24,901   60,876  116,141   55,145   67,807   124,578   474,030
-----------------------------------------------------------------------------------------------------------------------------
      Mortgages:
           Adjustable Rate            2,275    1,920    4,597   5,703   15,232                                         29,727
           Fixed Rate ....            2,602    2,558    2,516   7,301   13,552    9,284    8,303   18,909    4,979    120,004
           Home Equity ...           31,221                                                                            31,221
      Commercial  Variable          124,242                                                                           124,242
      Other Commercial ...            1,849    1,864    1,879   5,726   11,870   23,473    7,993              (180)    54,474
      Installment, Net ...            8,419    8,402    8,382  25,047   49,629   93,764    2,273             4,571    200,487
-----------------------------------------------------------------------------------------------------------------------------
      Total Loans ........          170,608   14,744   17,374  43,777   90,283  126,521   18,569   18,909   59,370    560,155

      Loan Loss Reserve ..                                                                                  (6,976)    (6,976)
      Other Assets .......                                                                                  67,934     67,934
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS .......          244,601  18,399   21,210   68,678  151,159  242,662   73,714   86,716  244,906  1,152,045
      AVERAGE YIELD ......            8.96%   8.83%    8.63%    8.61%    8.34%             8.02%    7.68%    4.08%
                                                                                  8.90%                                 7.64%
=============================================================================================================================
LIABILITIES AND CAPITAL
      Demand Deposits                                                                                      140,289    140,289
      Savings / NOW ......            1,456   1,456    1,456    4,368   24,856   17,472                    296,722    347,786
      Money Markets ......                                     46,694   19,805                                         66,499
      CD's / IRA /Other ..           34,684  86,108   30,736   86,671  108,309   60,122   21,015   31,391    3,343    462,379
-----------------------------------------------------------------------------------------------------------------------------
           Total Deposits            36,140  87,564   32,192  137,733  152,970   77,594   21,015   31,391  440,354  1,016,953
      Term Funds .........                                                 550            10,000   15,000              25,550
      Other Liabilities ..                                                                                   9,487      9,487
      Capital ............                                                                                 100,055    100,055
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES ........           36,140   87,564   32,192 137,733            77,594   31,015   46,391  549,896  1,152,045
AND CAPITAL ..............                                             153,520
AVERAGE RATE .............            5.33%    5.61%    6.06%                              5.67%             1.38%
                                                                4.51%    4.58%    5.00%             6.15%               3.31%
      GAP ................           208,461 (69,165) (10,982)(69,055)  (2,361) 165,068   42,699   40,325  304,990)
      CUMULATIVE GAP .....           208,461 139,296  128,314  59,259   56,898  221,966  264,665
                                                                                                  304,990
CUMULATIVE GAP
      /TOTAL ASSETS ......             0.18%   0.12%    0.11%   0.055    0.05%    0.19%    0.23%    0.26%
-----------------------------------------------------------------------------------------------------------------------------

NOTE:    IPC = Accounts of individuals, partnerships, and corporations.
         Public = Accounts of U.S. government, state, and local municipalities.
         85% of IPC Savings are treated as core (60 months). 100% of Public Fund Savings are treated as 181-360 days.
         95% of IPC Money Markets are treated as core (91-180 days).  100% of Public Fund Money Markets are treated as
             181-360 days.
         15% of IPC Savings are spread over 24 months, and 5% of IPC Money
         Markets are in 181 to 360 days. Totals may not foot due to rounding.


GAP MATURITY MATRIX
AS OF DECEMBER 31, 1995
(COMMUNITY BANK SYSTEM, INC.)



                                  USES OF FUNDS

   OUTSTANDINGS ($000'S) AND YIELDS (%) BY REPRICING INTERVAL (DAYS OR MONTHS)

------------------------------------------------------------------------------------------------------------------------------------
          Assets      >60        37-60    25-36    13-24     181-360    91-180    61-90    31-60      1-30      Daily      Totals
                      Months    Months   Months    Months      Days      Days      Days     Days      Days
------------------------------------------------------------------------------------------------------------------------------------
                     244,906    86,716   73,714    242,662   151,159    68,678    21,210   18,399    244,601              1,152,045
Liabilities             4.08%     7.68%    8.02%      8.90%     8.34%     8.61%     8.63%    8.83%      8.96%                  7.64%
------------------------------------------------------------------------------------------------------------------------------------
>60     549,896      244,906    86,716   73,714    144,560                                                                  549,896
Months     1.38%        2.71%     6.30%    6.64%      7.53%                                                                    5.075

37-60    46,391                                     46,391                                                                   46,391
Months     6.15%                                     2.76%                                                                     2.76%

25-36    31,015                                    31,015                                                                    31,015
Months     5.67%                                     3.23%                                                                     3.23%

13-24    77,594                                    26,696     56,898                                                         77,594
Months     5.00%                                     3.90%      3.34%                                                          3 49%

181-360 153,520                                               94,261    59,259                                              153,520
Days       4.58%                                                3.76%     4.03%                                                3.86%

91-180  137,733                                                          9,419    21,210   18,399    88,705                 137,733
Days       4.51%                                                          4.10%     4.12%    4.31%     4.45%                   4.35%

61-90    32,192                                                                                      32,192                  32,192
Days       6.06%                                                                                       2.90%                   2.90%

31-60    87,564                                                                                      87,564                  87,564
Days       5.61%                                                                                       3.34%                   3.34%

1-30     36,140                                                                                      36,140                  36,140
Days       5.33%                                                                                       3.63%                   3.63%

Daily
------------------------------------------------------------------------------------------------------------------------------------
Totals 1,152,045     244,906    86,716   73,714    242,662   151,159    68,678    21,210   18,399   244,601               1,152,045
Net
Interest
Margin      3.31%       2.71%     6.30%    6.64%      5.76%     3.60%     4.04%     4.12%    4.31%     3.73%                   4.34%
------------------------------------------------------------------------------------------------------------------------------------

Note:    IPC = Accounts of individuals, partnerships, and corporations.
         Public = Accounts of U.S. government, state, and local municipalities.
         85% of IPC Savings are treated as core (>60 months).  100% of Public Funds Savings are treated as 181-360 days.
         95% of IPC Money Markets are treated as core (91-180 days).  100% of Public Fund Money Markets are treated as 181-360 days.
         15% of IPC Savings are spread over 24 months, and 5% of IPC Money Markets are in 181 to 360 days.
         Totals may not foot due to rounding.
         Copyright Darling Consulting Group, Inc. 1988, 1989, 1990


LIQUIDITY

     Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on-and off-balance sheet funding are in place.

     CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash flow funding needs over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90 day time horizons. As of year-end 1995, this ratio was a conservative 19.9% and 21.3%, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and auditor's reports of Community Bank System, Inc. and subsidiaries are contained on pages 51 through 76 of this item.

      -- Consolidated Statements of Condition--
         December, 31, 1995 and 1994

      -- Consolidated Statements of Income--
         Years ended December 31, 1995, 1994, and 1993

      -- Consolidated Statements of Changes in Stockholders' Equity--
         Years ended December 31, 1995, 1994, and 1993

      -- Consolidated Statement of Cash Flows--
         Years ended December 31, 1995, 1994, and 1993

      -- Notes to Consolidated Financial Statements--
         December 31, 1995

      -- Auditors' report

Quarterly Selected Data (Unaudited) are contained on page 77.


CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                                                                           December 31,                   December 31,
                                                                               1995                           1994
-------------------------------------------------------------------------------------------------------------------------

ASSETS
   Cash and due from banks                                              $   56,903,103                   $ 30,522,189
   Federal funds sold                                                        6,000,000                              0
-------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                             62,903,103                     30,522,189
   Investment securities (approximate
     market value of $480,568,000
     and $374,117,000)                                                     468,031,712                    378,519,604
    Loans                                                                  573,620,687                    510,738,775
    Less: Unearned discount                                                 13,469,032                     27,659,684
          Reserve for possible
            loan losses                                                      6,976,385                      6,281,109
-------------------------------------------------------------------------------------------------------------------------
Net loans                                                                  553,175,270                    476,797,982
    Premises and equipment,net                                              16,935,856                     10,591,510
    Accrued interest receivable                                              9,150,503                      6,657,326
    Intangible assets,net                                                   33,970,375                      6,106,608
    Other assets                                                             7,878,194                      6,305,990
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $1,152,045,013                   $915,501,209
=========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Deposits
    Noninterest bearing                                                 $  140,288,323                   $103,006,969
    Interest bearing                                                       876,657,901                    576,630,655
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                           1,016,946,224                    679,637,624

   Federal funds purchased                                                           0                     57,300,000
   Borrowings                                                               25,550,000                    105,550,000
   Accrued interest and
      other liabilities                                                      9,488,540                      6,724,070
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                        1,051,984,764                    849,211,694
-------------------------------------------------------------------------------------------------------------------------
  Shareholders' equity:
    Preferred stock $1 par, $100 stated
     value, 500,000 shares authorized
     45,000 shares issued and
     outstanding                                                             4,500,000                              0
    Common stock $1.25 par value;
     5,000,000 shares authorized,
     3,679,625 and 2,788,150 shares
     issued and outstanding                                                  4,599,531                      3,485,187
    Surplus                                                                 32,955,273                     14,885,096
    Undivided profits                                                       57,079,501                     49,853,313
    Unrealized net gains (losses) on
      available for sale securities                                            977,457                     (1,930,414)
    Shares issued under
      employee stock plan-unearned                                            (51,513)                         (3,667)
-------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                             100,060,249                     66,289,515
-------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                             $1,152,045,013                   $915,501,209
=========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


                                                                                    Years Ended December 31
                                                                             1995             1994            1993
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans .........................................   $49,927,725      $40,699,073     $36,235,800
  Interest and dividends on investments:
     U.S. Treasury ...................................................       993,238        1,800,534       2,041,156
     U.S. government agencies and corporations .......................    15,699,390        8,078,065       6,981,414
     States and political subdivisions ...............................     1,082,381        1,427,476       1,783,253
     Mortgage-backed securities ......................................    13,081,731        8,922,926       6,831,166
     Other securities ................................................     1,180,775          645,828         696,693
  Interest on federal funds sold and deposits with other banks .......     1,421,785            1,133          73,085
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income ...........................................    83,387,025       61,575,035      54,642,567
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits ...............................................    30,772,056       18,213,046      16,961,993
  Interest on federal funds purchased ................................     1,118,220        1,622,142         477,875
  Interest on borrowings .............................................     4,416,622        2,294,560         293,471
------------------------------------------------------------------------------------------------------------------------------------
     Total interest expense ..........................................    36,306,898       22,129,748      17,733,339
------------------------------------------------------------------------------------------------------------------------------------
      Net interest income ............................................    47,080,127       39,445,287      36,909,228
Less: Provision for possible loan losses .............................     1,765,148        1,702,466       1,506,131
------------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses ..............    45,314,979       37,742,821      35,403,097
------------------------------------------------------------------------------------------------------------------------------------
Other income:
  Fiduciary and investment services ..................................     1,446,898        1,379,566       1,113,217
  Service charges on deposit accounts ................................     3,326,274        2,593,282       2,379,405
  Other service charges, commissions and fees ........................     1,796,127        1,519,043       1,185,642
  Other operating income .............................................       140,720          130,822         101,008
  Investment security gains (losses) .................................      (152,375)        (502,343)        (15,000)
------------------------------------------------------------------------------------------------------------------------------------
    Total other income ...............................................     6,557,644        5,120,370       4,764,272
------------------------------------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and employee benefits .....................................    16,756,706       13,098,207      11,951,973
  Occupancy expense, net .............................................     2,608,104        2,042,571       1,813,773
  Equipment and furniture expense ....................................     1,991,541        1,697,230       1,641,750
  Other ..............................................................    11,662,368        9,659,660       9,419,692
------------------------------------------------------------------------------------------------------------------------------------
Total other expenses .................................................    33,018,719       26,497,668      24,827,188
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ...........................................    18,853,904       16,365,523      15,340,181
Income taxes .........................................................     7,384,000        6,256,305       5,765,407
------------------------------------------------------------------------------------------------------------------------------------
    NET INCOME .......................................................   $11,469,904      $10,109,218      $9,574,774
====================================================================================================================================
Earnings per share ...................................................         $3.41            $3.59           $3.43
====================================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995



------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Common
                                                                                        Shares       Unrealized
                                                                                        Issued        Net Gains
                                                                                        Under         (Losses)
                                        Common Stock                                   Employee     on Available
                       Preferred     -------------------                  Undivided   Stock Plan      For Sale
                        Stock        Shares       Amount      Surplus      Profits    --Unearned     Securities     Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at
  January 1, 1993                  2,696,760    $3,370,950  $13,880,113   $36,167,958   ($2,113)          $0     $53,416,908

  Net income - 1993                                                         9,574,774                              9,574,774
  Cash dividends:
    Common, $1.04                                                          (2,840,466)                            (2,840,466)
     per share
  Common stock
   issued under
   employee stock
   plan                                51,558       64,448      494,036                  (3,739)                     554,745
  Market value
   adjustment on
   available for
   sale investments                                                                                1,280,466       1,280,466
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1993                 2,748,318    $3,435,398  $14,374,149  $42,902,266   ($5,852)  $1,280,466     $61,986,427

  Net income - 1994                                                        10,109,218                             10,109,218
  Cash dividends:
    Common, $1.14
      per share                                                            (3,158,171)                            (3,158,171)
  Common stock
   issued under
   employee stock
   plan                                39,832        49,789      510,947                  2,185                      562,921
  Market value
   adjustment on
   available for
   sale investments                                                                               (3,210,880)      (3,210,880)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1994                 2,788,150    $3,485,187  $14,885,096  $49,853,313   ($3,667)  $1,930,414)     $66,289,515

 Net income - 1995                                                         11,469,904                              11,469,904
 Cash dividends:
    Preferred,
     $9.00 per
     share                                                                   (253,125)                               (253,125)
    Common, $1.23
     per share                                                             (3,990,591)                             (3,990,591)
  Issuance of
   preferred stock     $9,000,000                                                                                   9,000,000
  Repurchase of
   preferred stock     (4,500,000)                                                                                 (4,500,000)
  Issuance of
   common stock                       862,500     1,078,125   17,364,533                                           18,442,658
  Common stock
   issued under
   employee stock
   plan                                28,975        36,219      705,644                 (47,846)                     694,017
  Market value
   adjustment on
   available for
   sale investments                                                                                2,907,871        2,907,871
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1995     $4,500,000   3,679,625    $4,599,531  $32,955,273  $57,079,501    ($51,513)  $977,457     $100,060,249
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                1995               1994              1993
------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
  Net income ............................................................. $  11,469,904     $  10,109,218     $   9,574,774
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation .......................................................     1,618,205         1,434,356         1,467,370
      Net amortization of intangible assets ..............................     1,569,477           350,569           161,569
      Net accretion of security premiums and discounts ...................    (1,422,859)         (511,974)         (515,161)
      Provision for loan losses ..........................................     1,765,148         1,702,466         1,506,131
      Provision for deferred taxes .......................................       (99,586)         (454,968)         (409,081)
      (Gain) Loss on sale of investment securities .......................       152,375           502,343            15,000
      (Gain) Loss on sale of loans .......................................      (111,423)          (29,564)                0
      Change in interest receivable ......................................    (2,493,177)       (2,118,557)          918,594
      Change in other assets and other liabilities .......................      (708,824)        2,213,551          (309,512)
      Change in unearned loan fees and costs .............................      (225,949)           76,510           169,022
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities ................................    11,513,291        13,273,950        12,578,706
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of available for sale investment securities ........     4,125,000        29,240,847         3,000,000
  Proceeds from maturities of held to maturity investment securities .....    35,575,390        36,579,872                 0
  Proceeds from maturities of available for sale investment securities ...    28,579,113        27,695,203       111,504,503
  Purchases of held to maturity investment securities ....................   (97,175,179)     (201,943,283)                0
  Purchases of available for sale investment securities ..................   (54,418,605)      (22,055,530)     (103,379,889)
  Net change in loans outstanding ........................................   (77,769,646)      (65,860,765)      (56,466,193)
  Capital expenditures ...................................................    (8,831,705)       (1,992,834)         (984,675)
  Proceeds from sales of capital assets ..................................       939,922                 0            17,122
  Premium paid for branch acquisitions ...................................   (29,621,013)       (6,004,913)                0
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Investing Activities ....................................  (198,596,723)     (204,341,403)      (46,309,132)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts ...................................   145,537,725        11,755,827        18,213,745
  Net change in certificates of deposit ..................................   191,770,875        79,566,554        12,186,820
  Net change in term borrowings ..........................................  (137,300,000)      105,300,000         4,714,100
  Payments on lease obligation                                                         0           (42,036)          (96,747)
  Issuance (retirement) of common and preferred stock ....................    23,321,763           560,456           553,809
  Cash dividends .........................................................    (3,866,017)        (3,063,437)       (2,840,466)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities ................................   219,464,346        194,077,364        32,731,261
------------------------------------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents ......................................    32,380,914          3,009,911          (999,165)
  Cash and cash equivalents at beginning of year .........................    30,522,189         27,512,278        28,511,443
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................... $  62,903,103      $  30,522,189      $ 27,512,278
==============================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest ................................................... $  35,002,244      $  21,369,189      $ 18,063,232
==============================================================================================================================
Cash Paid For Income Taxes ............................................... $   7,635,999      $   5,945,320      $  7,143,311
==============================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
INVESTING ACTIVITIES:

Dividends declared and unpaid ............................................  $  1,214,444      $     836,445      $    741,711

Gross change in unrealized net gains and (losses)
on available for sale securities .........................................  $  4,927,345     ($   5,426,535)     $  2,164,046
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Community Bank System, Inc. (the Company) is a one bank holding company whose sole active operating subsidiary, Community Bank, N.A. (the Bank), operates 49 customer facilities throughout Northern New York, the Finger Lakes Region, the Southern Tier, and Southwestern New York. The Bank provides individual, business, agricultural and government customers with a complete range of banking services, including qualified retirement plan administration, investment management, and personal trust services; retail and commercial loan and deposit products; and non-deposit annuities and investment products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and a currently inactive nonbanking subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

     The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

INVESTMENT SECURITIES

     The Company has classified its investments in debt and equity securities as held to maturity or available for sale. Held to maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held to maturity are classified as available for sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities have been classified as trading securities.

     The average cost method is used in determining the realized gains and losses on sales of investment securities, which are reported under other income-investment security gains (losses).


     Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

LOANS

     Loans are stated at unpaid principal balances. Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

     During 1995, the Financial Accounting Standards Board issued Statement No. 122, "Accounting for Mortgage Servicing Rights," which allows for recognition of the value of servicing rights related to originated loans sold with servicing rights retained. Adoption of this pronouncement, effective January 1, 1996, is not expected to have a significant effect on the Company's financial statements.

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

     The Bank places a loan on nonaccrual status and recognizes income on a cash basis when it is more than ninety days past due (or sooner, if management concludes collection of interest is doubtful), except, when in the opinion of management, it is well-collateralized and in the process of collection.

      The reserve for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The reserve is increased by provisions charged to expense and reduced by net charge-offs. The level of the reserve is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing economic conditions.

      Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan." Under this standard, a loan is considered impaired, based current information and events, if it is probable that the Bank will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Adoption of this pronouncement had no effect on the Bank's financial statements for 1995.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation. The annual provision for depreciation is computed using the straight-line method in amounts sufficient to recognize the cost of depreciable assets over their estimated useful lives. Maintenance and repairs are charged to expense as incurred.

OTHER REAL ESTATE

     Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance plus settlement costs, or fair value less estimated costs of disposal. At December 31, 1995 and 1994, other real estate, included in other assets, amounted to $614,478 and $222,855, respectively.

INTANGIBLE ASSETS

     Intangible assets represent core deposit value and goodwill arising from acquisitions. The Company periodically reviews the carrying value of intangible assets using fair value methodologies. Core deposit intangibles are being amortized principally on an accelerated basis over ten years. Goodwill is being amortized on a straight-line basis over 15 to 25 years.

DEPOSITS

     The fair values disclosed for demand and savings deposits are equal to the carrying amounts at the reporting date. The carrying amounts for variable rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered on similar certificates. The carrying value of accrued interest approximates fair value.

BORROWINGS

     The carrying amounts of federal funds purchased and borrowings approximate their fair values.

EARNINGS PER SHARE

     Earnings per share are computed on the basis of weighted average common and common equivalent shares outstanding throughout each year (3,261,205 in 1995; 2,814,710 in 1994; 2,722,093 in 1993).

FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of information on financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The fair values of investment securities, loans and deposits have been disclosed in footnotes C, D, and G, respectively.

RECLASSIFICATION

      Certain amounts from 1994 and 1993 have been reclassified to conform to the current year's presentation.

NOTE B:  BRANCH ACQUISITIONS AND DIVESTITURES

     In July 1995, the Company acquired certain assets and assumed certain liabilities relating to 15 branch offices of the Chase Manhattan Bank, N.A. located in the Northern, Central, and Finger Lakes regions of New York State. In December 1995, the Company sold the assets and liabilities of 3 of these branches to another banking entity. A summary of this acquisition and divestiture activity is as follows:

                                                  Acquisition       Divestiture
                                                 ------------      -------------
Cash received (paid) ..........................  $330,229,952      ($37,707,788)

Loans acquired (divested) .....................    13,954,164        (1,118,758)

Property and equipment acquired (divested) ....     5,133,354          (741,500)

Other assets and liabilities acquired
  (divested), net .............................     1,247,553          (124,406)

Purchase (divestiture) price allocated to:

  Core deposit value ..........................    16,375,717        (1,941,210)

  Goodwill ....................................    15,635,610          (917,463)
                                                 ------------      ------------

Deposit liabilities assumed (divested) ........  $382,576,350      ($42,551,125)
                                                 ============      ============

     Net core deposit value and goodwill arising from these transactions is being amortized over ten years on an accelerated basis, and over 25 years on a straight-line basis, respectively.

     In 1994, the Company acquired three branches from the Resolution Trust Corporation (formerly owned by Columbia Savings FSA) and the Cato, New York branch from the Chase Manhattan Bank, N.A. In connection with these acquisitions, the Company assumed $75,000,000 in deposit liabilities and received cash and other assets of $69,000,000. The deposit premium of $6,000,000 is being amortized on a straight-line basis over 15 years.

     All of the above transactions have been recorded under the purchase method of accounting, and accordingly, the operating results of the branches acquired have been included in the Company's consolidated financial statements from the date of acquisition. Results of operations on a pro-forma basis are not presented since historical financial information for the branches acquired is not available.


NOTE C: INVESTMENTS SECURITIES

     The amortized cost and estimated fair values of investments in securities as of December 31, as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                       1995
                                                           ---------------------------------------------------------------
                                                                              Gross             Gross         Estimated
                                                            Amortized       Unrealized        Unrealized        Fair
HELD TO MATURITY                                              Cost            Gains            Losses           Value
--------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                              $202,802,118      $ 9,663,000          $ 50,000     $212,415,000

Obligations of
  states and political
  subdivisions                                             15,408,820          693,000            24,000       16,078,000

Corporate Securities                                            1,500                0                 0            2,000

Mortgage-backed securities                                 97,593,366        2,444,000           189,000       99,848,000
--------------------------------------------------------------------------------------------------------------------------
TOTALS                                                   $315,805,804      $12,800,000          $263,000     $328,343,000
--------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE

--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                              $ 32,334,410         $488,211          $127,706     $ 32,694,915

Obligations of
  states and political
  subdivisions                                                435,420           24,116                 0          459,536

Corporate Securities                                                0                0                 0                0

Mortgage-backed securities                                 96,325,428        1,411,690           141,829       97,595,289
--------------------------------------------------------------------------------------------------------------------------
TOTALS                                                   $129,095,258      $ 1,924,017          $269,535     $130,749,740
--------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                               20,070,044           10,373                 0       20,080,417
Federal Reserve
  Bank common stock                                         1,395,750                0                 0        1,395,750
--------------------------------------------------------------------------------------------------------------------------
TOTALS                                                   $150,561,052      $ 1,934,390          $269,535     $152,225,907
Net unrealized gain/(losse) on
  Available for Sale                                        1,664,856
--------------------------------------------------------------------------------------------------------------------------
GRAND TOTAL
CARRYING VALUE                                           $468,031,712
==========================================================================================================================



                                                                                        1994
                                                            ------------------------------------------------------------
                                                                             Gross              Gross        Estimated
                                                            Amortized       Unrealized        Unrealized       Fair
Held To Maturity                                              Cost            Gains             Losses         Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies                           $154,672,076       $2,151,000        $2,456,000     $154,367,000

Obligations of
     states and political
     subdivisions ...................................      17,304,828          499,000            31,000       17,772,000

Corporate Securities ................................           1,500                                               2,000

Mortgage-backed securities ..........................     120,177,983          290,000         4,855,000      115,614,000
                                                         ----------------------------------------------------------------
TOTALS ..............................................    $292,156,387       $2,940,000        $7,342,000     $287,755,000
                                                         ----------------------------------------------------------------
AVAILABLE FOR SALE
                                                         ----------------------------------------------------------------
U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies ......................    $ 33,691,405          $53,101        $1,329,958      $32,414,548

Obligations of
     states and political
     subdivisions ...................................       3,432,127           40,398                          3,472,525

Corporate Securities ................................         566,756            1,093                            567,849

Mortgage-backed securities ..........................      37,235,168           18,070         2,055,070       35,198,168
                                                         ----------------------------------------------------------------
TOTALS ..............................................    $ 74,925,456         $112,662        $3,385,028     $ 71,653,090
                                                         ----------------------------------------------------------------
Marketable equity securities ........................      14,148,700            9,877                         14,158,577
Federal Reserve
     Bank common stock ..............................         551,550                                             551,550
                                                         ----------------------------------------------------------------
TOTALS ..............................................    $ 89,625,706         $122,539        $3,385,028     $ 86,363,217
Net unrealized gain/(losses) on
     Available for Sale .............................      (3,262,489)
                                                         ----------------------------------------------------------------
GRAND TOTAL

CARRYING VALUE ......................................    $378,519,604
                                                         ============


     The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Held To Maturity                   Available For Sale
                                                         ------------------------------      ----------------------------
                                                          Carrying          Est. Market      Carrying        Est. Market
                                                           Value               Value           Value             Value
                                                         --------          -----------      --------         -----------

(FIGURES IN DOLLARS)
Due in one year or less                               $  8,526,674        $  8,601,787     $          0      $          0
Due after one through five years                        18,572,873          20,482,980        6,268,040         6,180,885
Due after five years through ten years                 181,112,891         188,931,909       21,506,826        21,942,378
Due after ten years                                     10,000,000          10,477,120        4,994,964         5,031,187
                                                      ------------        ------------     ------------      ------------

                                                       218,212,439         228,493,796       32,769,830        33,154,451
Mortgage-backed securities                              97,593,366          99,848,239       96,325,428        97,595,289
                                                      ------------        ------------     ------------      ------------
TOTAL                                                 $315,805,804        $328,342,035     $129,095,258      $130,749,740
                                                      ============        ============     ============      ============


     Proceeds from sales of investments in debt securities during 1995, 1994, and 1993 were $3,950,000, $29,241,000 and $3,000,000, respectively. Gross gains of approximately $258,000 for 1994 and gross losses of $150,000, $761,000, and $15,000 were realized on those sales in 1995, 1994, and 1993 respectively.

     Investment securities with a carrying value of $202,204,782 and $199,032,705 at December 31, 1995 and 1994, respectively, were pledged to collateralize deposits and securities sold under agreements to repurchase and for other purposes required by law.

     In December 1995, the Company transferred investment securities having an amortized cost of $39,640,740 and net unrealized gains of $832,020 from held to maturity to available for sale. These transfers were made pursuant to the FASB's "Implementation Guide to Statement 115" and the Company's prevailing financial management objectives.

NOTE D: LOANS

     Major Classifications of Loans at December 31, are summarized as follows:

                                                 1995                   1994
                                                 ----                   ----
Real estate mortgages:
  Residential .............................  $204,225,091          $196,547,718
  Commercial ..............................    46,970,983            35,603,929
  Farm ....................................     8,223,806             7,624,577
Agricultural loans ........................    17,968,900            13,295,398
Commercial loans ..........................    81,562,024            67,975,882
Installment loans to individuals ..........   212,479,749           188,209,205
Other loans ...............................     2,190,134             1,482,066
                                             ------------          ------------
                                              573,620,687           510,738,775
Less:  Unearned discount ..................   (13,469,032)          (27,659,684)
       Reserve for possible loan losses ...    (6,976,385)           (6,281,109)
                                             ------------          ------------
      Net loans ...........................  $553,175,270          $476,797,982
                                             ============           ============

     The estimated fair value of loans receivable at December 31, 1995 and 1994 was $565,000,000 and $474,000,000, respectively.

     Changes in the reserve for possible loan losses for the years ended December 31 are summarized below:

                                           1995           1994           1993
                                           ----           ----           ----
Balance at the beginning of year .....  $6,281,109    $5,706,609     $4,982,451
Provision charged to expense .........   1,765,148     1,702,466      1,506,131
Loans charged off ....................  (1,757,584)   (1,615,712)    (1,410,390)
Recoveries ...........................     687,712       487,746        628,417
                                        ----------    ----------     ----------
Balance at end of year ...............  $6,976,385    $6,281,109     $5,706,609
                                        ==========    ==========     ==========

     As of December 31, 1995, the Bank had no impaired loans for which specific valuation allowances were recorded.

NOTE E: PREMISES AND EQUIPMENT

     Premises and equipment consist of the following at December 31:

                                                  1995                  1994
                                                  ----                  ----
Land and land improvements .................  $ 3,527,773           $ 2,253,625
Bank premises owned ........................   15,761,996            11,998,034
Equipment ..................................   10,747,882             7,923,757
                                              -----------           -----------
      Premises and equipment gross .........   30,037,651            22,175,416
Less:  Allowance for depreciation ..........   13,101,795            11,583,906
                                              -----------           -----------
      Premises and equipment net ...........  $16,935,856           $10,591,510
                                              ===========           ===========
NOTE F:  INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                  1995                  1994
                                                  ----                  ----
Core deposit intangible ....................  $15,007,907           $   573,400
Goodwill and other intangibles .............   21,591,942             6,593,203
                                              -----------           -----------
     Intangible assets, gross ..............   36,599,849             7,166,603
Less:  Accumulated amortization ............  (2,629,474)            (1,059,995)
                                              -----------           -----------
    Intangible assets, net .................  $33,970,375           $ 6,106,608
                                              ===========           ===========

NOTE G:  DEPOSITS

     Deposits by type at December 31 are as follows:

                                              1995                   1994
                                              ----                   ----
  Demand .............................  $  140,288,323          $103,006,969
  Savings ............................     414,279,708           306,023,336
  Time ...............................     462,378,193           270,607,319
                                        --------------          ------------
     Total Deposits...................  $1,016,946,224          $679,637,624
                                        ==============          ============

     The estimated fair values of deposits at December 31, 1995 and 1994 were approximately $1,019,000,000 and $677,087,000, respectively.

     At December 31, 1995 and 1994, time certificates of deposit in denominations of $100,000 and greater totaled $71,241,000 and $47,783,000.

NOTE H:  BORROWINGS

      At December 31, 1995 and 1994, outstanding borrowings were as follows:

                                                 1995                  1994
                                                -----                 -----
  Short-term borrowings:
    Federal funds purchased ..............   $         0          $ 57,300,000
    Federal Home Loan Bank advances ......             0           105,000,000
                                             -----------          ------------
                                                       0           162,300,000

    Federal Home Loan Bank Advances ......    25,550,000               550,000
                                             -----------          ------------
                                             $25,550,000          $162,850,000
                                             ===========          ============

     Federal Home Loan Bank advances are secured by a blanket lien on the Company's residential real estate loan portfolio.

     Advances at December 31, 1995 have maturity dates as follows:

                                                 Weighted
                                               Average Rate
                                               ------------
   September 10, 1996 ........................     4.54%           $   550,000
   December 14, 1998 .........................     5.69%            10,000,000
   December 10, 2000 .........................     5.86%            15,000,000
                                                   -----           -----------
                                                   5.76%           $25,550,000

NOTE I:  INCOME TAXES

     Effective January 1, 1993 the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an asset-liability approach to recognizing the tax effects of temporary differences between tax and financial reporting. In prior years, the Company accounted for the tax effects of timing differences between tax and financial reporting using Accounting Principle Board Opinion Number 11. This change had no significant affect on the 1993 consolidated financial statements.

     The provision (benefit) for the income taxes for the years ended December 31 is as follows: consolidated financial statements.

                                       1995           1994            1993
                                    ----------     ----------       ---------
     Current:
          Federal ..............    $5,658,251      $4,993,505      $4,542,509
          State ................     1,825,335       1,717,768       1,631,979
     Deferred:
          Federal ..............      (76,248)       (341,226)       (305,383)
          State ................      (23,338)       (113,742)       (103,698)
                                    ----------      ----------      ----------
     Total income taxes             $7,384,000      $6,256,305      $5,765,407
                                    ==========      ==========      ==========


     Components of the net deferred tax asset, included in other assets, as of December 31 are as follows:

                                              1995               1994
                                           -----------        ----------
     Allowance for loan losses ......       $2,880,201        $2,555,480
     Deferred net loan fees .........          205,529           294,470
     Post Retirement and other
      reserves ......................          578,744           176,197
     Pension ........................          340,199           354,562
     Investment securities ..........                0           388,683
                                           -----------        ----------
     Total deferred tax asset .......       $4,004,673        $3,769,392

     Investment securities ..........        2,155,552                 0
     Depreciation ...................           65,853            66,238
                                           -----------        ----------
     Total deferred tax liability ...       $2,221,405        $   66,238
                                           -----------        ----------
     Net deferred tax asset .........       $1,783,268        $3,703,154
                                           ===========        ==========

     The Company has determined that no valuation allowance is necessary as it is more likely than not that deferred tax assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income.

     A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:


                                                             1995         1994         1993
                                                            ------       ------       ------

 Federal statutory income tax rate ..................        35.0%        35.0%        35.0%
 Increase (reduction) in taxes resulting from:
  Tax-exempt interest ...............................        (1.8)        (2.8)        (3.8)
  State income taxes, net of federal benefit ........          6.2          6.4          6.5
  Alternative minimum tax
  Other .............................................        (0.2)        (0.4)        (0.1)
                                                             -----        -----        -----
 Effective income tax rate ..........................        39.2%        38.2%        37.6%
                                                             =====        =====        =====


NOTE J:  LIMITS ON DIVIDENDS AND OTHER RESTRICTIONS

     The Company's ability to pays dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of Currency (OCC ) for payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1995, the bank had approximately $20,432,000 in undivided profits legally available for the payment of dividends.

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

     There are also statutory limits on the transfer of funds to the Company by its banking subsidiary whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company generally are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Furthermore, such loans and extensions of credit are required to be collateralized in specific amounts.

NOTE K:  PENSION PLAN

     The Company has a noncontributory pension plan for all eligible employees; it is administered by the Trust Department of Community Bank, N.A. under the direction of an appointed retirement board. The policy of the Company is to fund the plan to the extent of its maximum tax deductibility.

     The net periodic pension cost and actuarial assumptions for the years ended December 31 were as follows:


                                                       1995          1994           1993
                                                    ---------     ----------      ---------

   Service cost benefits earned during
    the year .................................       $197,695       $227,005       $199,848
   Interest cost on projected benefit
    obligation ...............................        551,207        513,981        477,913
   Actual return on plan assets ..............     (1,424,112)       164,442       (684,572)
   Administrative expenses ...................         73,162        101,695         85,971
   Net amortization and deferral .............        837,321       (884,693)          (204)
                                                   ----------       --------       --------
       Net periodic pension cost .............       $235,273       $122,430       $ 78,956
                                                   ==========       ========       ========
   Discount rate .............................           7.0%           8.0%           7.0%

   Expected long term rate of return .........           9.0%           9.0%           9.0%

   Rate of increase in compensation ..........           4.0%           4.0%           4.0%


     The entire amount of unrecognized gains and losses is amortized over the average remaining service lives of the participants on a straight-line basis.

     The following table presents a reconciliation of the plan's funded status at December 31:



                                                                     1995                    1994
                                                                  ----------              ---------

  Actuarial present value of benefit obligations:
       Vested ........................................            $7,321,438              $5,924,223
       Nonvested .....................................                84,983                  28,389
                                                                  ----------              ----------
  Accumulated benefit obligation .....................            $7,406,421              $5,952,612
                                                                  ==========              ==========


                                                                     1995                    1994
                                                                  ----------              ---------

  Projected benefit obligation .......................           ($8,460,066)            ($6,888,795)
  Plan assets at fair value ..........................             7,971,084               6,996,892
                                                                  ----------              ----------
  Plan assets in excess of projected benefit
   obligation ........................................              (488,982)                108,097

  Unrecognized net loss (gain) from past experience
   different from that assumed and effects of
   changes in assumptions ............................             1,427,866               1,049,638

  Unrecognized prior service cost, being
    recognized over 17 year ..........................              (309,127)               (324,317)
   Unrecognized net asset at date of adoption,
   being recognized over 17 years ....................              (181,274)               (203,517)
                                                                  ----------              ----------
  Prepaid pension cost included in other assets ......              $448,483                $629,901
                                                                  ==========              ==========




     The decrease in the discount rate from 8% to 7% increased the projected benefit obligation at December 31, 1995 by $1,571,271.

     Plan assets consist primarily of listed stocks, governmental securities and cash equivalents. The plan is authorized to invest up to 10% of the fair value of its total assets in common stock of Community Bank System, Inc. At December 31, 1995 and 1994, the plan holds 23,064 and 1,160 shares, respectively, of the sponsor company common stock.

     The Company also has an Employee Savings and Retirement Plan, which is administered by the Trust Department of Community Bank, N.A. The Employee Savings and Retirement Plan includes Section 401(k) and Thrift provisions as defined under the Internal Revenue Code. The provisions permit employees to contribute up to 15% of their total compensation on a pre-tax or post-tax basis. The Company matches amounts to 50% of the first 6% contributed. Company contributions to the trust amounted to $522,680, $460,459, and $361,827 in 1995, 1994, and 1993, respectively.

     The Company has a deferred compensation agreement with its President and Chief Executive Officer whereby monthly payments will be provided upon retirement over a period of fifteen years. Expenses incurred during 1995 related to the agreement amounted to $55,000.

NOTE L:  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides health and life insurance benefits for eligible retired employees and their dependents An employee becomes eligible for these benefits by satisfying plan provisions which include certain age and/or service requirements. Medical benefits are based on years of service at retirement, with forty years of service being required in order to be fully eligible for benefits. The medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. The Medicare supplement policy provides for a $100,000 maximum lifetime benefit. Generally, life insurance benefits are equal to $5,000.

     Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions." This statement requires that the cost of postretirement benefits be accrued for during the service lives of employees. The Company elected the prospective transition approach and is amortizing the transition obligation over a 20-year period.

     Net periodic postretirement benefit cost for the years ended December 31 include the following components:

                                           1995            1994           1993
                                         ---------       --------       --------
 Service cost .....................       $ 80,600       $ 73,200       $ 89,900

 Amortization of transition
  obligation over 20.1 years ......         61,200         61,200        102,000

 Amortization of prior service
  Cost ............................          5,100              0              0

 Amortization of unrecognized
  net loss over 19.3 years ........         13,400         21,800              0

 Interest on APBO less interest
  on expected benefit payments ....        163,800        156,300        180,500
                                         ---------       --------       --------
 Net periodic postretirement
  benefit cost ....................       $324,100       $312,500       $372,400
                                         =========       ========       ========

     A 10.5 percent annual rate of increase in the per capita costs of covered health care benefits was assumed for 1995, gradually decreasing to 5.5 percent by the year 2051. Increasing the assumed health care cost trend rates by one percentage point each year would decrease the accumulated postretirement benefit obligation as of December 31, 1995 by $543,300 and decrease the aggregate service cost and interest components of net periodic postretirement benefit cost for 1995 by $28,400. Discount rates of 7% and 8% in 1995 and 1994, respectively, were used to determine the accumulated post-retirement benefit obligation. The following sets forth the funded status of the plan as of December 31:


                                                   1995                1994
                                                -----------         -----------
   Accumulated Postretirement Benefit
    Obligation (APBO):
      Retirees ..........................       $1,069,400          $1,047,500
      Fully eligible active plan
           participants .................          118,600              97,400
      Other active plan participants ....        1,403,400             885,800
                                               -----------          ----------
      Total APBO ........................        2,591,400           2,030,700

   Plan assets at fair value ............                0                   0
                                               -----------          ----------
   Accumulated postretirement benefits
    obligation in excess of
    plan assets .........................       (2,591,400)         (2,030,700)

   Unrecognized prior service cost ......          136,300                   0

   Unrecognized portion of net
    obligation at transition ............        1,046,900           1,108,100

   Unrecognized net loss ................          760,100             458,500
                                                 ---------          -----------
   Accrued postretirement benefit cost ..        ($648,100)          ($464,100)
                                                 =========          ===========

     A plan amendment effective January 1, 1994 limited the Company's expense to a maximum of $2,500 per person for medical coverage. This decreased the APBO at January 1, 1994 by approximately $779,000, reducing the remaining unrecognized transition obligation and decreasing the annual expense by approximately $41,000.

NOTE M:  INCENTIVE COMPENSATION

     The Company has long-term incentive compensation programs for officers and key employees including incentive stock options (ISOs), restricted stock awards, nonqualified stock options (NQSOs) and warrants, and retroactive stock appreciation rights.

     Incentive stock options and warrants are granted at a price which is not less than market value at the time of the grant and are exerciseable within ten years, but no earlier than one year from the date of the grant, at dates specified by the Board of Directors of the Company. Retroactive stock appreciation rights may be granted with respect to both ISOs and NQSOs.

      Information with respect to stock options and warrants under the above plans is as follows:


                                                                               NUMBER
                                             NUMBER       OPTION PRICE       OF SHARES
                                           OF SHARES       PER SHARE         EXERCISABLE
                                          -----------     -------------      -----------

Outstanding  at December 31, 1992 ..        219,490        11.74-25.00         159,990
Granted ............................          1,000        29.00-30.25
Exercised ..........................       (66,800)        11.74-18.25
Outstanding at December 31, 1993 ...        153,690        11.74-30.25         105,540
Granted ............................         14,150              28.50
Exercised ..........................       (42,800)        15.50-16.63
Outstanding at December 31, 1994 ...        125,040        15.50-30.25          74,840
Granted ............................         23,300        26.25-32.25
Exercised ..........................       (25,800)              15.50
Forfeited ..........................        (2,400)              11.74
Outstanding at December 31, 1995 ...        120,140        15.50-32.25          61,570


     The program also provides for issuance of stock under a restricted stock award plan subject to forfeiture terms as designated by the Board of Directors of the Company. Stock issued under this plan is subject to restrictions as to continuous employment and/or achievement of pre-established financial objectives during the forfeiture period. Restricted stockholders have dividend and voting rights during the forfeiture period.

     Restricted stock awarded in 1995, 1994, and 1993 amounted to 3,950, 0, and 200 shares, respectively. Total expense is determined based on the market value of the stock at the date of grant and is being accrued over the period the restrictions lapse. Expense in 1995, 1994, and 1993 was $77,618, $2,185 and $2,186, respectively.

     There were 102,750, 130,000 and 46,909 shares available for future grants or awards under the various programs described above at December 31, 1995, 1994 and 1993, respectively.

     Effective January 1, 1996, the Board has approved a Stock-Based Compensation Plan and a Stock Option Plan for non-employee Directors of the Company who have completed at least six months of service as Director. The Stock-Based Compensation plan credits participants' accounts with an amount payable in the form of an annuity the first of the month following the later of a participant's dissociation from the Board or the participant's attainment of age 55. Participants become fully vested after 6 years of service. Amounts credited to participants' accounts are based on the performance of the Company's stock. The Stock Option Plan, pending stockholder approval, provides eligible non-employee directors with annual stock option grants at the December 31 market value of the stock.

     In October of 1995, the Financial Accounting Standards Board issued Statement No.123, "Accounting for Stock-Based Compensation," which establishes a fair-value-based method of accounting for stock compensation plans with employees and others. Alternatively, the statement allows that entities may continue to account for stock-based compensation plans in accordance with APB Opinion 25, with disclosure of pro forma amounts reflecting the difference between the cost charged to operations pursuant to Opinion 25 and compensation cost that would have been charged to operations had SFAS No. 123 been applied.

      It is the Company's intention to continue accounting for stock-based compensation plans in accordance with APB 25.

NOTE N:  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of condition. The contract amount of those commitments to extend credit reflects the extent of involvement of the Company in this particular class of financial instrument. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                                                  1995             1994
                                                ---------        ---------
Financial instruments whose contract
 amounts represent credit risk at
   December 31:
     Letters of Credit ...................       $733,000         $507,000
     Commitments to make or purchase
      loans or to extend credit on lines
      of credit ..........................     92,999,000       61,525,000
                                              -----------      -----------
        Total ............................    $93,732,000      $62,032,000
                                              ===========      ===========

     The fair value of these financial instruments is not significant.

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

     The Company had unused lines of credit totaling $110,164,000 and $62,031,000 at December 31, 1995 and 1994, respectively.

     The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 1995 was $24,981,000 of which $12,254,000 was required to be on deposit with the Federal Reserve Bank of New York. The remainder, $12,727,000, was represented by cash on hand.

     The Company is currently under examination by the Internal Revenue Service in connection with tax years 1990 to 1993, and has received certain notices of proposed adjustments. The Company intends to vigorously defend its position with respect to these proposed adjustments and believes the ultimate resolution will not have a material affect on the financial statements.

NOTE O: LEASES

     Rental expense included in operating expenses amounted to $630,459, $502,312, and $474,863 in 1995, 1994 and 1993, respectively.

     The future minimum rental commitments as of December 31, 1995 for all noncancelable operating leases are as follows:

 -----------------------------------------------------------------------------
 YEARS ENDING DECEMBER 31:       BUILDING       EQUIPMENT          TOTAL
 -----------------------------------------------------------------------------
    1996 ....................    $533,166        $20,124         $553,290
    1997 ....................     485,960         20,124          506,084
    1998 ....................     437,659         18,447          456,106
    1999 ....................     225,613                         225,613
    2000 ....................     177,673                         177,673
    Thereafter ..............   1,030,007                       1,030,007

NOTE P: PARENT COMPANY STATEMENTS

     The following are the condensed balance sheets, statements of income and statements of cash flows for the Parent Company:

--------------------------------------------------------------------------------
                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                               December 31
                                                           1995        1994
--------------------------------------------------------------------------------

Assets:
 Cash and cash equivalents .....................        $527,382     $  $723,024
 Investment securities (approximate market
   value of $348,000 and $337,000) .............         329,715         348,001
 Investment in and advances to subsidiaries ....     100,441,826      66,058,804
 Other assets ..................................           3,157             375
                                                    ------------     -----------
  Total assets .................................    $101,302,080     $67,130,204
================================================================================
Liabilities:
 Accrued liabilities ...........................    $  1,241,831     $   840,689
 Shareholders' equity ..........................     100,060,249      66,289,515
                                                    ------------     -----------
   Total liabilities and shareholders' equity ..    $101,302,080     $67,130,204
================================================================================

                         CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                            1995         1994          1993
--------------------------------------------------------------------------------
Dividends from subsidiaries ......      $8,743,717     $3,160,414    $3,310,544
Interest on investments and
 deposits ........................           6,376          6,465         6,220
                                       -----------    -----------    ----------
  Total revenues .................       8,750,093      3,166,879     3,316,764
                                       -----------    -----------    ----------
Expenses:
  Interest on short term
   borrowings ....................               0          2,243             0
  Other expenses .................           1,700          2,374         1,279
                                       -----------    -----------    ----------
  Total expenses .................           1,700          4,617         1,279
                                       -----------    -----------    ----------
Income before tax benefit and
 equity in undistributed net
 income of subsidiaries ..........       8,748,393      3,162,262     3,315,485
Income tax benefit (expense) .....               0           (706)       (1,857)
                                       -----------    -----------    ----------
Income before equity in
 undistributed net income
 of subsidiaries .................       8,748,393      3,161,556     3,313,628

Equity in undistributed net
 income:
  Subsidiary banks ...............       2,721,511      6,949,905     6,731,475
  Bank-related subsidiaries ......               0        (2,243)      (470,329)
                                       -----------    -----------    ----------
  Net income .....................     $11,469,904    $10,109,218    $9,574,774
================================================================================



=====================================================================================================================
                            STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash, Cash Equivalents and Noncash Activities


                                                                                   Years Ended December 31
                                                                           1995             1994            1993
---------------------------------------------------------------------------------------------------------------------

Operating Activities:
  Net income ......................................................     $11,469,904      $10,109,218      $9,574,774
  Adjustments to reconcile net income to net cash provided
   by operating activities:
  Amortization ....................................................          77,617            2,185           2,186
  Equity in undistributed net income of subsidiaries ..............      (2,721,511)      (6,946,956)     (6,259,289)
  Net change in accrued expenses ..................................          20,412            2,000         100,679
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities .........................       8,846,422        3,166,447       3,418,350
---------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Purchases of investment securities ..............................          (6,218)          (7,191)         (5,120)
  Sale of investment securities ...................................          25,000
Capital contributions to subsidiaries .............................     (28,516,591)                      (1,152,730)
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used)
    By Investing Activities .......................................     (28,497,809)          (7,191)     (1,157,850)
---------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in loans to subsidiaries .............................                                          (66,548)
  Issuance (retirement) of capital stock ..........................      23,321,762          560,457         553,809
  Cash dividends ..................................................      (3,866,017)      (3,158,171)     (2,840,466)
---------------------------------------------------------------------------------------------------------------------
Net Cash (Used) By Financing Activities ...........................      19,455,745       (2,597,714)     (2,353,205)
---------------------------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                        (195,642)         561,542         (92,705)
  Cash and cash equivalents at beginning of year ..................         723,024          161,482         254,187
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................        $527,382         $723,024        $161,482
=====================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest ............................................                           $2,243
=====================================================================================================================
Cash Paid For Income Taxes
=====================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Gross change in unrealized net gains and (losses) on
 available for sale securities ....................................       $4,927,345     ($5,426,534)     $2,164,046
=====================================================================================================================



     The accompanying notes are an integral part of the consolidated financial statements.

     In conjunction with the 1995 branch acquisition (see Note B), the Company issued 862,500 shares of common stock during the period of June 30, 1995 to July 10, 1995 at $24.25 per share, raising net proceeds of approximately $18.5 million. Concurrent with the common stock offering, the Company also issued 90,000 shares of preferred stock at $100 per share.

     At the Company's option, 45,000 shares of preferred stock were repurchased at the stated value of $100 per share plus accrued dividends on November 15, 1995. Total dividends paid on preferred stock in 1995 were $253,125.

     Cash dividends on the preferred stock are cumulative from the date of issuance and are payable semi-annually in arrears at the rate of 9% per annum. The preferred stock has no preemptive rights and is not convertible. In certain events, holders will have the right to elect two members to the Board of Directors.

     On or after January 1, 1996, the preferred stock is redeemable ratably at the option of the Company for cash, in whole or in part, at any time and from time to time, at declining redemption prices from $105 at 1996 to $100 after the year 2000, plus accrued and implied dividends without interest.

     In the event of liquidation of the Company, the holders of the outstanding preferred stock will be entitled to receive $100 per share plus accrued dividends prior to the issuance of assets to common shareholders.

     On February 21, 1995, the Company adopted a Stockholders Protection Rights Agreement and declared a dividend of one right for each outstanding share of common stock. The rights can only be exercised when an individual or group has acquired or attempts to acquire 15% or more of the Company's common stock, if such action the Board of Directors believes is not in the best interest of stockholders. Each right then entitles the holder to acquire common stock having a market value equivalent to two times the stated exercise price. The rights expire in February 2005 and may be redeemed by the Company in whole at a price of $.01 per right.

COOPERS & LYBRAND, L.L.P.                        CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS AND SHAREHOLDERS
COMMUNITY BANK SYSTEM, INC.

     We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As further discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for post-retirement benefits other than pensions, income taxes, and investments in 1993.


/s/ COOPERS & LYBRAND L.L.P.
---------------------------------
    Coopers & Lybrand L.L.P.

Syracuse, New York
January 26, 1996

TWO-YEAR SELECTED QUARTERLY DATA


-------------------------------------------------------------------------------------------------------------------------
1995 RESULTS
-------------------------------------------------------------------------------------------------------------------------
                                              (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                           1st              2nd           3rd          4th
                                                         Quarter          Quarter       Quarter      Quarter       Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income ..................................   $10,426          $10,572       $12,734       13,348      $47,080
Provision for loan losses ............................       255              599           275          636        1,765
                                                         -------          -------       -------      -------      -------
Net interest income after
  provision for loan losses ..........................    10,171            9,973        12,459       12,712       45,315
Total other income ...................................     1,397            1,374         1,809        1,978        6,558
Total other expenses .................................     7,024            7,131         9,229        9,635       33,019
                                                         -------          -------       -------      -------      -------
Income before income tax .............................     4,544            4,216         5,039        5,055       18,854
Income tax ...........................................     1,793            1,645         2,008        1,938        7,384
                                                         -------          -------       -------      -------      -------
Net income ...........................................    $2,751           $2,571        $3,031       $3,117      $11,470

Earnings per share* ..................................     $0.98            $0.92         $0.77        $0.80        $3.41
=========================================================================================================================
1994 RESULTS

-------------------------------------------------------------------------------------------------------------------------
                                             (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                           1st              2nd           3rd          4th
                                                         Quarter          Quarter       Quarter      Quarter       Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income ..................................    $9,074           $9,631       $10,212      $10,528      $39,445
Provision for loan losses ............................       239              422           316          725        1,702
                                                         -------          -------       -------      -------      -------
Net interest income after provision for loan losses ..     8,835            9,209         9,896        9,803       37,743
Total other income ...................................     1,229            1,383         1,613          895        5,120
Total other expenses .................................     6,256            6,339         6,970        6,933       26,498
                                                         -------          -------       -------      -------      -------
Income before income tax .............................     3,808            4,253         4,539        3,765       16,365
Income tax ...........................................     1,408            1,604         1,826        1,418        6,256
                                                         -------          -------       -------      -------      -------
Net income ...........................................    $2,400           $2,649        $2,713       $2,347      $10,109

Earnings per share * .................................     $0.85            $0.94         $0.96        $0.83        $3.59

* The sum of the quarterly earnings per share figures will not equal total earnings per share as a result of preferred stock dividends and differences between average common shares outstanding for each quarter and the full year.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------- ----------------------------------------------------
     None

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------
     This item is incorporated by reference from the registrant's definitive Proxy Statement. Information concerning executive officers is included in Part I after Item 4 of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------
     This item is incorporated by reference from the registrant's definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------
     This item is incorporated by reference from the registrant's definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------
     This item is incorporated by reference from the registrant's definitive Proxy Statement.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------
    (a) Documents Filed

        1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

        - Consolidated Statements of Condition --
          December, 31, 1995 and 1994

        - Consolidated Statements of Income --
          Years ended December 31, 1995, 1994, and 1993

        - Consolidated Statements of Changes in Stockholders' Equity -Years ended December 31, 1995, 1994, and 1993

        - Consolidated Statement of Cash Flows --
          Years ended December 31, 1995, 1994, and 1993

        - Notes to Consolidated Financial Statements --

          December 31, 1995

        - Auditors' report

        - Quarterly selected data --
          Years ended December 31, 1995 and 1994 (unaudited)

        2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

        3. Listing of Exhibits
           (10) (a) Material Contracts: Employment agreement dated
           January 1, 1995 between the Company and Mr. Belden previously filed with the Commission on June 8, 1995 as exhibit 10 to the Company's quarterly report on Form 10-Q/A and incorporated herein by reference.

           (11) Statement re: Computation of earnings per share

           (21) Subsidiaries of the registrant
        - Community Bank, National Association, State of New York
        - Northeastern Computer Services, Inc., State of New York
        - Community Financial Services, Inc., State of New York

    (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of 1995.

    (c) See Exhibit 14(a)(3) above.

    (d) See Exhibit 14(a)(2) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.


By: /s/ SANFORD A. BELDEN
    ---------------------------------------------------
        Sanford A. Belden
        President, Chief Executive Officer and Director
        March 20, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 1995.

         NAME                                              TITLE
         ----                                              -----
/s/ DR. EARL W. MACARTHUR                    Chairman of the Board of Directors
-------------------------------                and Director
    Dr. Earl W. MacArthur

/s/ DAVID G. WALLACE                         Treasurer
-------------------------------
    David G. Wallace


DIRECTORS:

/s/ JOHN M. BURGESS                         /s/ RICHARD C. CUMMINGS
-------------------------------             ------------------------------------
    John M. Burgess,  Director                  Richard C. Cummings, Director


/s/ WILLIAM M. DEMPSEY                      /s/ NICHOLAS A. DICERBO
-------------------------------             ------------------------------------
    William M. Dempsey, Director                Nicholas A. DiCerbo, Director


/s/ BENJAMIN FRANKLIN                       /s/ JAMES A. GABRIEL
-------------------------------             ------------------------------------
    Benjamin Franklin, Director                 James A. Gabriel, Director


/s/ LEE T. HIRSCHEY                         /s/ DAVID C. PATTERSON
-------------------------------             ------------------------------------
    Lee T. Hirschey, Director                   David C. Patterson, Director


/s/ WILLIAM N. SLOAN                        /s/ WILLIAM D. STALDER
-------------------------------             ------------------------------------
    William N. Sloan, Director                  William D. Stalder, Director


/s/ HUGH G. ZIMMER
-------------------------------
    Hugh G. Zimmer, Director