Form 10-Q
period 1996-03-31
COMMUNITY BANK SYSTEM INC
filed 1996-05-15
CIK 723188

FORM 10 - Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                 For the three months ended March 31, 1996


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

Common Stock, $1.25 par value -- 3,682,315 shares as of May 9, 1996.

                                   INDEX
               COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.    Information

     Item 1.  Financial Statements (Unaudited)

     Consolidated balance sheets --
     March 31, 1996,  December 31, 1995 and March 31, 1995

     Consolidated statements of income --
     Three months ended March 31, 1996 and 1995

     Consolidated statements of cash flows --
     Three months ended March 31, 1996 and 1995


     Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


Part II.  Other Information

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Securities Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
- -----------------------------------------------------------------------------------------------------------------------------




                                                                           March 31,        December 31,           March 31,
ASSETS                                                                          1996                1995                1995
    Cash and due from banks                                              $69,022,782         $56,903,103         $50,721,496
    Interest bearing deposits with other banks                                     0                   0                   0
    Federal funds sold                                                             0           6,000,000                   0

                       TOTAL CASH AND CASH EQUIVALENTS                    69,022,782          62,903,103          50,721,496

    Investment securities
       U.S. Treasury                                                       8,509,441           8,524,661          16,607,542
       U.S. Government agencies and corporations                         241,365,255         226,972,372         175,918,083
       States and political subdivisions                                  16,663,625          15,868,356          17,761,948
       Mortgage-backed securities                                        214,249,615         195,188,655         162,407,975
       Other securities                                                   20,083,043          20,081,918          13,930,297
       Federal Reserve Bank                                                1,395,750           1,395,750             551,550

                           TOTAL INVESTMENT SECURITIES                   502,266,729         468,031,712         387,177,395
    Loans                                                                587,540,411         573,620,687         519,252,700
      Less: Unearned discount                                             11,044,954          13,469,032          23,871,714
            Reserve for possible loan losses                               7,186,385           6,976,385           6,423,564

                                             NET LOANS                   569,309,072         553,175,270         488,957,422
    Bank premises and equipment                                           16,888,080          16,935,856          10,651,544
    Accrued interest receivable                                            9,856,481           9,150,503           8,006,653
    Intangible assets                                                     33,303,314          33,970,375           5,987,253
    Other assets                                                           7,480,640           7,878,194           8,777,761

                                          TOTAL ASSETS                $1,208,127,098      $1,152,045,013        $960,279,524


LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest bearing                                               $145,986,499        $140,288,323        $101,167,608
      Interest bearing                                                   913,521,838         876,657,901         621,212,656

                                        TOTAL DEPOSITS                 1,059,508,337       1,016,946,224         722,380,264

    Federal funds purchased and securities sold under
       agreements to repurchase                                           10,000,000                   0          43,765,000
    Term borrowings                                                       25,550,000          25,550,000         115,550,000
    Obligations under capital lease                                                0                   0                   0
    Accrued interest and other liabilities                                11,580,612           9,488,540           9,621,279

                                     TOTAL LIABILITIES                 1,106,638,949       1,051,984,764         891,316,543

    Shareholders' equity
       Preferred stock $100 stated value                                   4,500,000           4,500,000                   0
       Common stock $1.25 par value                                        4,602,894           4,599,531           3,485,187
       Surplus                                                            32,981,986          32,955,273          14,885,100
       Undivided profits                                                  58,799,981          57,079,501          51,768,386
       Unrealized gains (losses) on available for sale securities            641,327             977,457          (1,172,571)
       Less:  Shares issued under
                employee stock plan - unearned                                38,039              51,513               3,121



                            TOTAL SHAREHOLDERS' EQUITY                   101,488,149         100,060,249          68,962,981

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $1,208,127,098      $1,152,045,013        $960,279,524

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
- -----------------------------------------------------------------------------------

                                                      Three Months Ended
                                                      March 31,

INTEREST INCOME                                           1996             1995
  Interest and fees on loans                          $13,479,523      $11,470,601
  Interest and dividends on investments:
     U.S. Treasury                                        160,024          296,841
     U.S. Government agencies and corporations          4,512,712        3,378,957
     States and political subdivisions                    259,657          301,490
     Mortgage-backed securities                         3,576,185        2,965,514
     Other securities                                     365,550          209,784
  Interest on federal funds sold                          322,506           32,777
  Interest on deposits at other banks                           0                0

                                                       22,676,157       18,655,964
INTEREST EXPENSE
  Interest on deposits
     Savings                                            2,557,772        2,002,495
     Time                                               6,539,406        3,888,923
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     Term borrowings                                      374,099        2,339,030
  Interest on capital lease                                     0                0

                                                        9,471,277        8,230,448

                  NET INTEREST INCOME                  13,204,880       10,425,516
Provision for possible loan losses                        588,174          254,411

                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES            12,616,706       10,171,105

OTHER INCOME
  Fiduciary services                                      423,165          339,936
  Service charges on deposit accounts                     973,863          661,759
  Other service charges, commissions and fees             551,748          377,849
  Other operating income                                    4,260           17,506
  Investment security gain (loss)                               0                0

                                                        1,953,036        1,397,050

                                                       14,569,742       11,568,155
OTHER EXPENSES
  Salaries, wages and employee benefits                 4,703,731        3,711,283
  Occupancy expense of bank premises, net                 802,087          540,068
  Equipment and furniture expense                         573,518          426,158
  Other                                                 3,172,261        2,346,128

                                                        9,251,597        7,023,637

                  INCOME BEFORE INCOME TAXES            5,318,145        4,544,518
Income taxes                                            2,180,000        1,793,000

                           NET INCOME                  $3,138,145       $2,751,518


Earnings per common share                                   $0.82            $0.98

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Three Months Ended March 31, 1996 and 1995


Increase (Decrease) in Cash and Cash Equivalents
                                                                              1996           1995
- --------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                            $3,138,145     $2,751,518
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                         485,262        359,012
      Net amortization of intangible assets                                702,399        119,355
      Net accretion of security premiums and discounts                    (675,655)      (325,696)
      Provision for loan losses                                            588,174        254,411
      Provision for deferred taxes                                         140,010        (37,021)
      (Gain)\Loss on sale of investment securities                               0              0
      (Gain)\Loss on sale of loans                                          (4,536)       (15,506)
      (Gain)\Loss on sale of assets                                            276         (2,000)
      Change in interest receivable                                       (705,978)    (1,349,327)
      Change in other assets and other liabilities                       2,395,952      1,535,518
      Change in unearned loan fees and costs                               (94,536)       (37,635)
- --------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                           5,969,513      3,252,629
- --------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                   0              0
  Proceeds from maturities of held to maturity investment securities     5,981,751    (18,863,990)
  Proceeds from maturities of available for sale investment securities  17,553,153     (5,320,612)
  Purchases of held to maturity investment securities                  (32,237,521)    17,133,295
  Purchases of available for sale investment securities                (25,429,259)             0
  Net change in loans outstanding                                      (16,622,903)   (13,956,164)
  Capital expenditures                                                    (443,542)      (417,046)
  Premium paid for branch acquisitions                                     (29,558)             0
- --------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                             (51,227,879)   (21,424,517)
- --------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts                                  24,780,429        579,180
  Net change in certificates of deposit                                 17,781,684     42,163,460
  Net change in term borrowings                                         10,000,000     (3,535,000)
  Issuance (retirement) of common and preferred stock                       30,076              0
  Cash dividends                                                        (1,214,144)      (836,445)
- --------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                          51,378,045     38,371,195
- --------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                      6,119,679     20,199,307
  Cash and cash equivalents at beginning of year                        62,903,103     30,522,189
- --------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              69,022,782     50,721,496
==================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                  $8,134,677     $6,042,995
==================================================================================================
Cash Paid For Income Taxes                                                $401,535       $474,503
==================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH AND OTHER
INVESTING ACTIVITIES:

Dividends declared and unpaid                                           $1,235,415       $836,445

==================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

               Community Bank System, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                                (Unaudited)

                                March 1996

Note A -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Part 1.   Financial Information

     Item 1.    Financial Statements

               The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

     Item 2. Management Discussion and Analysis of Financial Condition and of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 1996 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through December 31, 1995 as provided by the Federal Reserve System; the peer group is comprised of 110 bank holding companies having $1 to $3 billion in assets.

I. EARNINGS PERFORMANCE SUMMARY


                                      Three Months Ended          Change
                                     3/31/96     3/31/95     Amount   Percent

(000's)

Net Income                            $3,138      $2,752       $387      14.1%

Earnings per share                     $0.82       $0.98     ($0.16)    -16.3%
Weighted average
     shares outstanding                3,712       2,815        897      31.9%

Return on average assets                1.08%       1.20%     -0.12%      N/A
Average assets                    $1,173,828    $929,778   $244,051      26.2%

Return on average
     shareholders' equity              12.76%      16.62%     -3.86%      N/A
Average shareholders' equity        $100,223     $67,151    $33,073      49.3%

Percentage of average shareholders'
     equity to average assets           8.54%       7.22%      1.32%      N/A

* May not foot due to rounding


A.  Net Income Trend

Net income for the first quarter of 1996 reached a record high of $3.138 million, up 14.1% over the comparable 1995 period.

As a result of the company's issuance of 862,500 of additional common shares in late June and early July of 1995, common shares outstanding were higher by almost 32% in the first quarter, causing a reduction in earnings per share to $.82, down 16.3% from first quarter 1995, when earnings per share established an all-time high of $.98.

The $.82 compares favorably to $.80 per share in fourth quarter 1995 and $.77 in third quarter 1995, when results first reflected the company's mid-July 1995 purchase of 15 branches from The Chase Manhattan Bank, N.A. Another example of the company's steady progress since the acquisition is the increase in tangible book value per share to $17.29 from the September 30, 1995 level of $14.92.

B.  Balance Sheet Trends

Loans outstanding increased 2.9% during the quarter, up from 2.5% growth during first quarter 1995. Over 60% of the $16.3 million in loan growth since year end to $576 million was originated in markets served by the former Chase branches, which presently comprise 32% of the bank's depositor base.

The primary components of the increase in loans since year end are the bank's business lending products (up $7.4 million); indirect consumer loans (up $3.7 million), predominantly reflecting automobile financing through an established dealer network; and consumer mortgages (up $3.7 million, net of $2.0 million in originations sold service-retained in the secondary market). Increases continue to be modest in the consumer direct loan product line (up $1.4 million, including variable-rate home equity products). The portfolio contains no credit card receivables.

Investments totaled $502 million for the quarter just ended, up $28.2 million (6.0%) from year-end 1995. This increase is attributable to favorable investing opportunities largely funded by capital market borrowings.

Total deposits increased 4.2% since December 31, 1995 to $1.06 billion, largely the result of seasonal increases in municipal deposits. Average total deposits for the quarter were down 1.25% from fourth quarter 1995 because of the sale of three former Chase branches in mid-December 1995 to NBT Bank, N.A..

C.  Income Statement Trends

First quarter net interest income rose a strong 26% or $2.8 million versus the same period last year. This increase reflects a 15 basis point improvement in net interest margin to 5.04%, largely due to a lower overall rate paid on interest-bearing deposits. Compared to fourth quarter 1995, the net interest margin was virtually unchanged.

Noninterest income in first quarter 1996 climbed 40% over the same period
last year to $2.0 million.   The nearly $560,000 improvement largely
reflects expanded fiduciary income, higher fees from annuity and mutual fund sales, and increased Visa merchant and debit card fees, as well as greater overdraft fees, service charges and commissions from an expanded customer base gained from last year's Chase branch purchase. Progress continues toward addressing the bank's relative shortfall in noninterest income compared to its peers.

Overhead was up 32% this quarter to $9.3 million compared to first quarter 1995. Approximately 45% of the $2.2 million increase reflected personnel costs, relating to the acquisition of the Chase branches and required operational support, annual merit awards, and selective staff additions in lending and financial product sales. A significant balance of the non-personnel expense increase was also related to the new branches and the cost of servicing their 25,000 customers, in addition to amortization of intangible assets associated with the Chase transaction. As a percentage of average assets, annualized overhead is favorably below the peer norm and is attributable to persistent cost control efforts as well as strong asset growth.

Compared to fourth quarter 1995, overhead was lower by 4.0% or more than $380,000. The reduction is explained by the absence of over $150,000 in one-time Chase-related acquisition expenses incurred in the October to December period, the sale of the three branches to NBT Bank, N.A. in late fourth quarter 1995, and an intensified focus on expense control in 1996. As a result, the company's efficiency ratio (overhead compared to recurring operating income) improved from the fourth quarter 1995 level by 1.8 percentage points to 60.6%. This compares favorably to the peer bank median of 62.8% based on data available through year-end 1995.

Primarily as a result of higher pretax income, YTD 1996 income taxes increased by $387,000 over the same 1995 period. CBSI's marginal tax rates are 35% federal and 9% state (plus a 2.5% surcharge scheduled to be phased out over time).

The company is currently under examination by the Internal Revenue Service in connection with tax years 1990 to 1993, and has received certain
notices of proposed adjustments.   The company intends to vigorously defend
its position with respect to these proposed adjustments and believes ultimate resolution will not have a material impact on the financial statements. However, approximately $70,000 was provided in 1996's first quarter to cover the proposed adjustments (in addition to provisions made in 1995), and as a result, first quarter 1996's effective tax rate was 41.0% as compared to first quarter 1995's rate of 39.4%.

D.  Asset Quality Trend

Asset quality remains strong at the company. Net charge-offs for the first quarter were $378,000 or .27% of average loans, a 6 basis point decline since last year's fourth quarter ratio of .33% but an 18 basis point increase compared to first quarter 1995, which had unusually favorable gross charge-off and recovery experience. Nonperforming loans continue to be monitored closely and managed conservatively, ending the quarter at $2.6 million, a 17% decrease from a year earlier. The current level represents a modest increase over the year-end 1995 level of $2.0 million, largely due to greater nonaccruing commercial and real estate loans. As a result, the ratio of nonperforming loans to loans outstanding stood at .46% at quarter end, still highly favorable compared to the peer median of .99% at December 31, 1995. There is no troubled debt restructuring as of the most recent quarter end.

Loan loss provision expense was slightly less in first quarter 1996 than in the fourth quarter 1995, nonetheless sufficient to maintain the ratio of loan loss reserves to loans outstanding at 1.25% and cover a slightly lower level of net chargeoffs. This resulted in coverage over nonperformers considered very ample by management at 2.7 times.

E.  Capital and Other Trends

As of March 31, 1996, the tier I leverage ratio of 5.76% was 95 basis points lower than 12 months earlier. However, it is still well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. The decrease in the ratio is attributable to the acquired Chase deposits and associated intangibles, partially offset by favorable earnings during the last 12 months and continued amortization of intangibles from previous acquisitions. The present ratio also includes the impact of 862,500 shares ($18.5 million in net proceeds) in common stock and 90,000 ($9.0 million) shares in preferred stock that were issued mid 1995 to finance the Chase branch acquisition.

As a result of the aforementioned reasons, the tier I risk-based capital ratio as of March 31, 1996 was 10.67%, or 174 basis points lower than it was as of March 31, 1995. This compares to a 6% "well-capitalized" regulatory minimum.

Book value per share increased 6.5% from March 31, 1995 to $26.34, while tangible book value per share fell 23.5% to $17.29 over the same period, reflecting the deposit premium resulting from the July 1995 Chase branch acquisition.

The bank's liquidity level is extremely favorable as of March 31, 1996. In the event of a liquidity crisis, over $232.7 million (essentially short term assets minus short term liabilities) or 19.3% of assets could be converted into cash within a 30-day time period. Over a 90 day time period, 17.7% of assets could be converted to cash.

As shown by the statement of cash flows preceding the Management Discussion and Analysis, the bank's cash and cash equivalents grew $6.1 million during the quarter to $69.0 million as of March 31, 1996, a level $18.3 million higher than one year earlier. Net cash provided by operating activities was $6.0 million reflecting favorable earnings. Financing activities provided cash of $51.4 million, of which investing activities utilized $51.2 million due to investment purchases and maturities, the premium paid on the acquisition, and loan growth.

II. SUPPLEMENTAL INFORMATION TO EARNINGS PERFORMANCE SUMMARY

The following sections of this report discuss more fully certain of the balance sheet and earnings trends summarized above.

A. Net Interest Income

The change in net interest income reflects changes in net interest margin, earning asset levels, and the number of days of accrual in the period.

On a tax-equivalent basis, net interest income for first quarter 1996 increased $2.8 million (26.1%) over the same 1995 period to $13.3 million. This reflects a $187 million increase (21.3%) in average earning assets due to the Chase acquisition and a 15 basis point increase in the net interest margin, largely due to a lower cost of funds resulting from using the Chase deposits to pay down higher cost borrowings.

Compared with fourth quarter 1995, there was a $142,000 decrease in net interest income. The change is primarily attributable to one less day in the quarter. There was little to no change in earning assets or net interest margin between the two periods.

The table below shows these underlying dynamics.


For the Quarter      Net        Net    Yield on     Cost     Average    Loans /
Ended:             Interest   Interest  Earning      of      Earning    Earning
(000's)             Income     Margin    Assets    Funds      Assets     Assets
                    ------     ------    ------    ------     ------     ------
                                        Amount and Change                Period
                                      from Preceding Quarter               End
                    ------     ------    ------    ------     ------     ------

March 31, 1995
  Amount            $10,564      4.88%     8.69%     3.90%   $877,322      56.1%
  Change              ($120)    -0.21%     0.30%     0.53%        5.4%      0.1

June 30, 1995
  Amount            $10,699      4.74%     8.73%     4.09%   $904,478      54.7%
  Change               $135     -0.14%     0.04%     0.19%        3.1%     (1.5)

September 30, 1995
  Amount            $12,849      4.82%     8.43%     3.66% $1,057,820      50.7%
  Change             $2,150      0.07%    -0.30%    -0.43%       17.0%     (3.9)

December 31, 1995
  Amount            $13,467      5.05%     8.60%     3.56% $1,058,510      54.2%
  Change               $618      0.23%     0.17%    -0.09%        0.1%      3.4

March 31, 1996
  Amount            $13,325      5.04%     8.62%     3.59% $1,063,977      53.4%
  Change              ($142)    -0.01%     0.02%     0.02%        0.5%     (0.7)


Change from
March 31, 1995 to
March 31, 1996
  Amount             $2,761      0.15%    -0.07%    -0.31%   $186,655       ($0)
% Change               26.1%     ---       ---       ---         21.3%     ---


Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.

 * May not foot due to rounding


The company's net interest margin is in the 70th percentile as of December 31, 1995. This performance is largely the result of high earning asset yields being in the favorable 71st percentile versus cost of funds being at the peer norm.

B. Capital

The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below.

For the Quarter       Market    Market    Market      # of        Cash     Share
Ended:                Price     Price     Price      Shares     Dividend   Volume
                       High      Low      Close   Outstanding   Declared   Traded
                      ------    ------    ------     ------      ------    ------
                                       Amount and Change
                                     from Preceding Quarter
                      ------    ------    ------     ------      ------    ------

March 31, 1995
   Amount              $27.75    $25.25    $27.13   2,788,150     $0.30   199,855
   Change               -12.6%     -1.9%      3.3%        0.0%      0.0%     36.2%

June 30, 1995
   Amount              $29.00    $24.25    $25.50   3,503,150     $0.30 1,945,143
   Change                 4.5%     -4.0%     -6.0%       25.6%      0.0%    466.0%

September 30, 1995
   Amount              $36.50    $25.25    $33.75   3,674,325     $0.30 2,664,957
   Change                25.9%      4.1%     32.4%        4.9%      0.0%     37.0%

December 31, 1995
   Amount              $34.25    $31.00    $32.00   3,679,625     $0.33   629,130
   Change                -6.2%     22.8%     -5.2%        0.1%     10.0%    -76.4%

March 31, 1996
   Amount              $32.75    $30.25    $31.00   3,682,315     $0.33   316,309
   Change                -4.4%     -2.4%     -3.1%        0.1%      0.0%    -49.7%

Change from
March 31, 1995 to
March 31, 1996
   Amount               $5.00     $5.00     $3.88     894,165     $0.03   116,454
 % Change                18.0%     19.8%     14.3%       32.1%     10.0%     -8.0%

CBSI's stock closed first quarter 1996 at $31.00, over 14% higher than one year earlier, and consistent with an overall higher trading range. The volume of shares traded at 316,000 was approximately 58% greater than during first quarter 1995.

The cash dividend shown above reflects a 3 cent (10%) per share increase in the quarterly dividend per common share that was effective in fourth quarter 1995. This was the fifth dividend increase within four years. The 1996 common dividend payout of 38.7% has increased from the same 1995 period but remains within the company's targeted 30-40% guideline.

C. Loans

Loans outstanding, net of unearned discount, reached a record $576.5 million as of March 31, 1996, a very favorable $ 81.1 million (16.4%) growth in the last twelve months. Outstandings have now climbed for sixteen consecutive quarters. As shown in the table below, CBNA is predominantly a retail bank, with almost 70% of its outstandings spread across three basic consumer loan types.

For the Quarter       Consumer   Consumer    Consumer   Business     Total    Yield on
Ended:                 Direct    Indirect   Mortgages    Lending     Loans       Loans
(000's)                --------   --------   --------   --------   --------    -------
                                           Amount and Change                 Quarterly
                                        from Preceding Quarter                 Average
                       --------   --------   --------   --------   --------    -------

March 31, 1995
    Amount              $98,641   $113,895   $142,371   $140,475   $495,381       9.52%
    Change                 -0.1%      11.1%      -0.5%       1.3%       2.5%      0.26

June 30, 1995
    Amount              $97,480   $127,439   $142,413   $147,978   $515,311       9.60%
    Change                 -1.2%      11.9%       0.0%       5.3%       4.0%      0.08

September 30, 1995
    Amount             $103,316   $132,509   $144,206   $164,960   $544,991       9.63%
    Change                  6.0%      11.5%       1.3%      11.5%       5.8%      0.03

December 31, 1995
    Amount             $104,317   $135,107   $146,561   $174,167   $560,152       9.65%
    Change                  1.0%       5.6%       1.6%       5.6%       2.8%      0.02

March 31, 1996
    Amount             $105,759   $138,821   $150,301   $181,614   $576,495       9.52%
    Change                  1.4%       2.7%       2.6%       4.3%       2.9%     (0.13)

Change from
March 31, 1995 to
March 31, 1996
    Amount               $7,118    $24,926     $7,930    $41,140    $81,114      -0.00%
    Change                  7.2%      21.9%       5.6%      29.3%      16.4%       N/A

Loan mix
March 31, 1995 to          19.9%      23.0%      28.7%      28.4%     100.0%
March 31, 1996             18.3%      24.1%      26.1%      31.5%     100.0%
    Change                 -1.6%       1.1%      -2.7%       3.1%      ---

 * May not foot due to rounding

Included in loan growth over the past year is the favorable impact of the Chase branch purchase, which initially contributed $12.8 million in largely commercial loans. Since that time, loans at these branch locations have increased by over 165% to $34.3 million. Without the impact of the new Chase markets, loan growth would have been limited to 9.4% for the last twelve months, indicating the strategically-important contribution of the Chase branch purchase.

Over 50% of the bank's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which increased more than 29%. Just under a third of this growth came from commercial loans acquired at acquisition of the 12 retained Chase branches.

More than 30% of the bank's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations), which grew 22%. This reflects good automobile demand industry-wide (despite some slowing in recent quarters), as well as continued greater emphasis on this product line in the bank's Southern Region.

The remaining growth over this period resulted from a 5.6% increase in consumer mortgages and a 7.2% growth in consumer direct loans (applications taken at branch locations).

Despite a 50 BP decrease in the average prime rate, the average loan yield for the quarter just ended is unchanged from the same quarter a year ago. This is attributable to significant growth in the higher yielding commercial loans (although yields are lower than a year ago), a reduced mix of mortgage loans, and mortgage and installment loan rates remaining relatively stable.

The 13 basis point decrease in the loan yield since fourth quarter 1995 is the result of the impact of 25 BP drops in the prime rate in both December 1995 and February 1996.

D. Deposits

The table below displays the components of total deposits including volume and rate trends over the last five quarters.

For the Quarter       Average    Average   Average   Average    Average   Average
Ended:                 Demand    Savings    Money      Time      Total   Deposits/
(000's)                                     Market             Deposits   Earning
                      --------  --------   -------  --------   -------     Assets
                                         Amount and Average Rate
                      --------  --------   -------  --------   -------     ------

March 31, 1995
    Amount            $102,850  $237,540   $66,035  $295,808   $702,233      80.0%
Yield / Rate             ----       2.63%     2.83%     5.33%      3.40%

June 30, 1995
    Amount            $104,882  $233,875   $63,308  $310,756   $712,820      78.8%
Yield / Rate             ----       2.68%     2.94%     5.58%      3.57%

September 30, 1995
    Amount            $142,413  $345,812   $79,542  $447,253 $1,015,020      96.0%
Yield / Rate             ----       2.68%     2.72%     5.55%      3.57%
                                                                   4.16%
December 31, 1995
    Amount            $144,997  $363,553   $74,627  $465,560 $1,048,737      99.1%
Yield / Rate             ----       2.54%     2.62%     5.60%      3.55%

March 31, 1996
    Amount            $141,690  $347,589   $70,753  $475,561 $1,035,593      97.3%
Yield / Rate             ----       2.46%     2.48%     5.53%      3.53%


Change in quarterly average
outstandings & yield / rate
March 31, 1995
March 31, 1996
    Amount             $38,840  $110,048    $4,718  $179,754   $333,360        $0
  % Change                37.8%     46.3%      7.1%     60.8%      47.5%     21.6%
Change (% pts)           ----      -0.18     -0.35      0.20       0.13      0.00

Deposit Mix
March 31, 1995 to         14.6%     33.8%      9.4%     42.1%     100.0%
March 31, 1996            13.8%     34.7%      7.1%     44.4%     100.0%
    Change                -0.8%      0.8%     -2.3%      2.3%    ----


 * May not foot due to rounding

There was a 47.5% increase in average deposits from first quarter 1995 to the quarter just ended . Of this growth, almost 54% was in time deposits (up $180 million), with the remainder split between $39 million in demand deposit growth and $110 million in savings growth. The major reason for the total deposit increase was the $383 million in deposits from the 15 Chase branches acquired in third quarter 1995, less $43 million in deposits sold to NBT Bank in mid-December.

Despite decreases from first quarter 1995 to first quarter 1996 in savings and money market rates (average Fed Funds moved down 43 BP during this period), the average deposit rate moved up 13 BP attributable to an expanding mix of higher (and increased) cost time deposits.


E. Liquidity and Borrowing Position

The following table shows the trend of major earning assets and funding sources over the last five quarters.


For the Quarter      Average      Average     Ave Core      Ave       Average    Interest
Ended:                Loans     Investments   Deposits  Municipal Capital Market  Bearing
(000's)                             (a)         (b)     Deposits   Borrowings  Liabilities
                     -------     --------    --------    --------    --------      ------
                              Amount and Average Yield / Rate
                     -------     --------    --------    --------    --------      ------


March 31, 1995
   Amount            $488,436    $388,886    $581,033    $121,200    $153,625    $753,008
Yield / Rate             9.52%       7.64%       3.38%       3.51%       6.17%       4.43%

June 30, 1995
   Amount            $507,159    $397,319    $587,592    $125,228    $169,277    $777,216
Yield / Rate             9.60%       7.62%       3.55%       3.66%       6.26%       4.64%

September 30, 1995
   Amount            $532,156    $525,664    $892,283    $122,737     $29,002    $901,609
Yield / Rate             9.63%       7.21%       3.61%       3.30%       6.56%       4.23%

December 31, 1995
   Amount            $550,480    $508,031    $921,111    $127,626      $5,604    $909,344
Yield / Rate             9.65%       7.45%       3.60%       3.24%       5.39%       4.13%

March 31, 1996
   Amount            $569,267    $494,710    $884,358    $151,235     $26,143    $920,046
Yield / Rate             9.52%       7.57%       3.57%       3.29%       5.76%       4.14%

Change in quarterly average
outstandings & yield / rate
from March 31, 1995 to
March 31, 1996
   Amount             $80,831    $105,823    $303,326     $30,034   ($127,481)   $167,038
 % Change                16.5%       27.2%       52.2%       24.8%      -83.0%       22.2%
Change (%pts)           -0.00       -0.06        0.20       -0.22       -0.42       -0.29

Note   (a)  Yield on average investments calculated on a full-tax equivalent basis.

       (b) Defined as total deposits minus municipal deposits; includes CDs > $100,000 for individuals and businesses.

 * May not foot due to rounding


Borrowings for first quarter 1996 averaged $26.1 million compared to $153.6 million for first quarter 1995. This resulted from borrowings being virtually paid off with the acquired Chase deposits and capital issued from the end of June through mid-July 1995. Borrowing levels have increased in the most recent quarter to fund investment opportunities resulting from favorable market conditions.


F. Investments and Asset/Liability Management

The investment portfolio at quarter end comprised 46.6% of earning assets, up from 43.9% on March 31, 1995, primarily due to the investment by acquisition date of Chase deposits in excess of those required to paydown
capital market borrowings and fund the purchased loans.   In addition,
following the reduction in money market investments associated with the sale of deposits to NBT Bank, investments have increased through a combination of floating and fixed rate investment purchases. As a result, the investment portfolio has grown by $115.1 million or 29.7% during the last twelve months.

As shown by the table below, the bank's investments consist primarily of U.S. treasury securities, mortgage-backed securities (including U.S. agencies and collateralized mortgage obligations), and tax-exempt obligations of state and political subdivisions. As of the most recent quarter end, 18.5% of the bank's entire portfolio was invested in agency-guaranteed collateralized mortgage obligations (CMOs). The portfolio does not contain any Principal Only (PO), Interest Only (IO), or Inverse Floater Traunches.


                                                                               Invests /
For the Quarter           U.S.     Mtg-Backs     Tax       Other      Total    Earning
Ended:                   Gov'ts       (a)      Exempts      (b)   Investments   Assets
(000's)                --------   --------    -------    -------   --------    -------
                                        Amount and Change                     (Period
                                     from Preceding Quarter                      End)
                       --------   --------    -------    -------   --------    -------

March 31, 1995
    Amount             $192,526   $162,408    $17,762    $14,482   $387,177       43.9%
    Change                  2.9%       4.5%     -14.5%      -5.2%       2.3%      (0.1)

June 30, 1995
    Amount             $212,508   $177,284    $16,727    $20,675   $427,195       45.3%
    Change                 10.4%       9.2%      -5.8%      42.8%      10.3%       1.5

September 30, 1995
    Amount             $245,087   $200,471    $15,636    $68,076   $529,270       49.3%
    Change                 15.3%      13.1%      -6.5%     229.3%      23.9%       3.9

December 31, 1995
    Amount             $235,497   $195,189    $15,868    $27,478   $474,032       45.8%
    Change                 -3.9%      -2.6%       1.5%     -59.6%     -10.4%      (3.4)

March 31, 1996
    Amount             $249,875   $214,250    $16,664    $21,479   $502,267       46.6%
    Change                  6.1%       9.8%       5.0%     -21.8%       6.0%       0.7

Change from
March 31, 1995 to
March 31, 1996
    Amount              $57,349    $51,842    ($1,098)    $6,997   $115,089        2.7%
    Change                 29.8%      31.9%      -6.2%      48.3%      29.7%      ---

Investment Mix
March 31, 1995             49.7%      41.9%       4.6%       3.7%     100.0%
March 31, 1996             49.7%      42.7%       3.3%       4.3%     100.0%
    Change                  0.0%       0.7%      -1.3%       0.5%      ---

Note:  (a)  Includes CMO's and pass throughs
       (b)  Includes Money Market Investments, Federal Home Loan Bank, and other stock

 * May not foot due to rounding


The average fully taxable equivalent yield in the last year has remained relatively stable, decreasing only 7 basis points to 7.57% on average for first quarter 1996 versus first quarter 1995; this limited reduction was achieved despite falling market rates in the third and fourth quarters of
1995 and much of the first quarter of 1996.   The favorable 12 basis point
movement in the portfolio rate compared to fourth quarter 1995 is the result of increasing market rates toward the end of the quarter, which allowed the bank to replace lower yielding fed funds sold and maturing investments with higher yielding securities; in addition, a $221,000 bond discount was taken into income as a result of a security being called.

The portfolio market value increased slightly from 100.5% of book value one year ago to 102.1% of book value as of March 31, 1996.

The average portfolio life based on earliest redemption date increased from
3.9 years on March 31, 1995 to 5.2 years on March 31, 1996, attributable to buying selected longer term floating rate investments (move with 1 month LIBOR and 3 month T-Bill) structured to minimize interest rate risk.

As of the most recent quarter end, 31.8% of the investment portfolio was classified as available-for-sale (AFS) in accordance with SFAS No. 115 with the remainder (68.2%) as held-to-maturity. The pretax market value adjustment of the AFS portfolio was a favorable $1.1 million as compared to ($1.9) million a year earlier.

G. Subsequent Events

On April 29, 1996, Community Bank System, Inc. (CBSI) and Benefit Plans Administrators (BPA), an independent third party administrator of defined benefit and defined contribution plans located in Utica, NY, announced that they signed a definitive agreement under which BPA would be a wholly-owned subsidiary of CBSI. BPA's revenues for its most recent fiscal year end were $1.3 million.


Part II.  Other Information

Item 1.   Legal Proceedings.

     Not Applicable

Item 2.   Changes in Securities.

     Not Applicable

Item 3.   Defaults Upon Senior Securities.
     Not Applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders.
     Not Applicable.

Item 5.   Other Information.
     Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

     a)    Exhibits required by Item 601 of Regulation S-K:

          (11) Statement re Computation of earnings per share

          (21) Subsidiaries of the registrant
               - Community Bank, National Association, State of New York
               - Northeastern Computer Services, Inc. State of New York
               - Community Financial Services, Inc., State of New York

     b)   No reports on Form 8-K were filed during first quarter 1996.

                                SIGNATURES


      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        Community Bank System, Inc.




Date:  May 14, 1996                                /s/ Sanford A. Belden
                                              Sanford A. Belden, President
                                               and Chief Executive Officer




Date:  May 14, 1996                              /s/ David G. Wallace
                                   David G. Wallace, Senior Vice President
                                          and Chief Financial Officer

                        Community Bank System, Inc.
                Statement re Earnings Per Share Computation

                                Exhibit 11


                                               Three Months Ended
                                                    March 31,
                                                1996           1995

Primary Earnings Per Share

Net Income                                    3,138,145      2,751,518

Less:  Accrued Preferred
     Stock Dividend                            -101,250              0
                                           -------------  -------------
Income applicable
    to common stock                           3,036,895      2,751,518
                                              =========      =========
Weighted average number
    of common shares                         3,681,967       2,788,150
Add: Shares issuable from
   assumed exercise of
   incentive stock options                      30,192          27,227
                                           -------------  -------------
Weighted average number of
  common shares - adjusted                   3,712,159       2,751,518
                                            ==========      ===========
Primary earnings per share                       $0.82           $0.98
                                            ==========      ===========

Fully Diluted Earnings Per Share

 Net Income                                  3,036,895       2,751,518
                                            ==========      ===========
Weighted average number of
  common shares - adjusted                   3,712,159       2,818,963
Add: Equivalent number of
    common shares assuming
   conversion of preferred
                                            ----------      -----------
Weighted average number of
  common shares - adjusted                   3,712,159       2,818,963
                                            ==========      ===========
Fully diluted earnings
per share                                        $0.82           $0.98
                                            ==========      ===========