Form 10-Q
period 1996-06-30
COMMUNITY BANK SYSTEM INC
filed 1996-08-12
CIK 723188

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the six months ended June 30, 1996

                         Commission file number 0-11716

                           COMMUNITY BANK SYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    16-1213679
- -------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                 5790 Widewaters Parkway, DeWitt, New York 13214
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  315/445-2282
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $1.25 par value -- 3,722,940 shares as of August 2, 1996.

                                      INDEX

                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

PART I.  INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Consolidated balance sheets --
                 June 30, 1996, December 31, 1995 and June 30, 1995

                 Consolidated statements of income --
                 Three months ended June 30, 1996 and 1995 and six months ended June 30, 1996 and 1995

                 Consolidated statements of cash flows --
                 Six months ended June 30, 1996 and 1995

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

         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

- ---------------------------------------------------------------------------------------------------------------------------

                                                                           June 30,         December 31,          June 30,
                                                                            1996                1995                 1995
                                                                         -----------         ----------          -----------

ASSETS
    Cash and due from banks                                              $49,431,125         $56,903,103         $33,621,493
    Federal funds sold                                                             0           6,000,000                   0

                    TOTAL CASH AND CASH EQUIVALENTS                       49,431,125          62,903,103          33,621,493

    Investment securities
       U.S. Treasury                                                       7,994,396           8,524,661          16,583,546
       U.S. Government agencies and corporations                         300,184,753         226,972,372         195,924,488
       States and political subdivisions                                  15,524,708          15,868,356          16,727,421
       Mortgage-backed securities                                        229,385,267         195,188,655         177,260,887
       Other securities                                                   20,083,458          20,081,918          20,105,340
       Federal Reserve Bank                                                1,395,750           1,395,750             569,600

                    TOTAL INVESTMENT SECURITIES                          574,568,332         468,031,712         427,171,282
    Loans                                                                608,425,321         573,620,687         535,101,482
      Less: Unearned discount                                              8,887,249          13,469,032          19,790,657
                Reserve for possible loan losses                           7,469,221           6,976,385           6,699,043

                    NET LOANS                                            592,068,851         553,175,270         508,611,782
    Bank premises and equipment                                           16,591,326          16,935,856          11,345,213
    Accrued interest receivable                                           10,255,332           9,150,503           7,556,960
    Intangible assets                                                     32,609,299          33,970,375           5,867,897
    Other assets                                                           7,677,080           7,878,194           8,269,409

                    TOTAL ASSETS                                      $1,283,201,345      $1,152,045,013      $1,002,444,036

LIABILITIES AND SHAREHOLDERS' EQUITY

    Deposits
      Noninterest bearing                                               $144,252,061        $140,288,323        $110,036,877
      Interest bearing                                                   878,155,625         876,657,901         599,058,197

                    TOTAL DEPOSITS                                     1,022,407,686       1,016,946,224         709,095,074

    Federal funds purchased and securities sold under
       agreements to repurchase                                           45,800,000                   0          33,200,000
    Term borrowings                                                      100,550,000          25,550,000         155,550,000
    Accrued interest and other liabilities                                11,097,699           9,488,540           8,639,877

                    TOTAL LIABILITIES                                  1,179,855,385       1,051,984,764         906,484,951

    Shareholders' equity
       Preferred stock $100 stated value                                   4,500,000           4,500,000           9,000,000
       Common stock $1.25 par value                                        4,602,894           4,599,531           4,378,938
       Surplus                                                            33,095,986          32,955,273          29,058,240
       Undivided profits                                                  61,109,491          57,079,501          53,501,671
       Unrealized gains (losses) on available for sale securities             62,948             977,457              22,810
       Shares issued under employee stock plan - unearned                    (25,359)            (51,513)             (2,574)

                    TOTAL SHAREHOLDERS' EQUITY                           103,345,960         100,060,249          95,959,085

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,283,201,345      $1,152,045,013      $1,002,444,036

See notes to consolidated financial statements



COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

- -----------------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                            June 30,
                                                      ----------------------------        ----------------------------
                                                          1996             1995               1996             1995
                                                      -----------      -----------        ----------       -----------

INTEREST INCOME
  Interest and fees on loans                          $13,834,997      $12,139,197        $27,314,520      $23,609,798
  Interest and dividends on investments:
     U.S. Treasury                                        155,601          301,681            315,625          598,522
     U.S. Government agencies and corporations          5,235,752        3,582,587          9,748,464        6,961,544
     States and political subdivisions                    234,876          278,561            494,533          580,051
     Mortgage-backed securities                         3,870,276        2,996,565          7,446,461        5,962,079
     Other securities                                     320,287          261,265            685,836          471,049
  Interest on federal funds sold                           12,213                0            334,719           32,777
  Interest on deposits at other banks                           0                0                  0                0

                                                       23,664,002       19,559,856         46,340,158       38,215,820
INTEREST EXPENSE
  Interest on deposits
     Savings                                            2,486,199        2,025,258          5,043,971        4,027,753
     Time                                               6,554,964        4,322,839         13,094,370        8,211,762
  Interest on federal funds purchased, securities
     sold under agreements to repurchase and
     Term borrowings                                    1,032,591        2,639,906          1,406,690        4,978,936


                                                       10,073,754        8,988,003         19,545,031       17,218,451

                  NET INTEREST INCOME                  13,590,248       10,571,853         26,795,127       20,997,369
Provision for possible loan losses                        608,894          599,029          1,197,068          853,440

                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES            12,981,354        9,972,824         25,598,059       20,143,929

OTHER INCOME
  Fiduciary services                                      374,131          347,170            797,296          687,106
  Service charges on deposit accounts                   1,018,915          703,646          1,992,778        1,365,405
  Commissions on investment products                      213,552          124,633            374,403          252,635
  Other service charges, commissions and fees             381,826          296,350            772,723          505,445
  Other operating income                                   12,859           52,268             17,119          110,526
  Investment security gain (loss)                               0         (149,750)                 0         (149,750)

                                                        2,001,283        1,374,317          3,954,319        2,771,367

                                                       14,982,637       11,347,141         29,552,378       22,915,296
OTHER EXPENSES
  Salaries, wages and employee benefits                 4,679,705        3,599,908          9,383,436        7,311,191
  Occupancy expense of bank premises, net                 742,502          558,126          1,544,589        1,098,194
  Equipment and furniture expense                         567,638          453,749          1,141,156          879,907
  Amortization of intangible assets                       714,057          120,092          1,436,497          240,553
  Other                                                 2,355,060        2,399,276          4,804,881        4,624,943

                                                        9,058,962        7,131,151         18,310,559       14,154,788

                  INCOME BEFORE INCOME TAXES            5,923,675        4,215,990         11,241,819        8,760,508
Income taxes                                            2,399,000        1,645,000          4,579,000        3,438,000

                           NET INCOME                  $3,524,675       $2,570,990         $6,662,819       $5,322,508

Earnings per common share                                   $0.92            $0.92              $1.74            $1.89

See notes to consolidated financial statements



COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Six Months Ended June 30, 1996 and 1995

Increase (Decrease) in Cash and Cash Equivalents

                                                                           1996           1995
- -------------------------------------------------------------------------------------------------
Operating Activities:

  Net income                                                            $6,662,819     $5,322,508
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                         967,313        721,641
      Net amortization of intangible assets                              1,396,414        238,711
      Net accretion of security premiums and discounts                  (1,156,881)      (690,431)
      Provision for loan losses                                          1,197,068        853,440
      Provision for deferred taxes                                         188,634          9,156
      (Gain)\Loss on sale of investment securities                               0        149,750
      (Gain)\Loss on sale of loans                                         (11,504)       108,542
      (Gain)\Loss on sale of assets                                         (5,616)         1,984
      Change in interest receivable                                     (1,104,829)      (899,634)
      Change in other assets and other liabilities                       2,402,314       (845,812)
      Change in unearned loan fees and costs                              (229,289)       (69,904)
- --------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                          10,306,443      4,899,951
- --------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                   0      3,950,250
  Proceeds from maturities of held to maturity investment securities    26,902,961      6,994,127
  Proceeds from maturities of available for sale investment securities  21,717,612      3,788,999
  Purchases of held to maturity investment securities                 (111,788,423)   (40,596,601)
  Purchases of available for sale investment securities                (43,769,528)   (18,946,433)
  Net change in loans outstanding                                      (39,849,856)   (33,266,560)
  Capital expenditures                                                    (622,947)    (1,473,360)
  Premium paid for branch acquisitions                                     (29,558)             0
- --------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                            (147,439,739)   (79,549,578)
- --------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts                                   2,429,172     (5,934,267)
  Net change in certificates of deposit                                  3,032,290     35,391,717
  Net change in term borrowings                                        120,800,000     25,900,000
  Issuance (retirement) of common and preferred stock                       31,664     24,066,891
  Cash dividends                                                        (2,631,808)    (1,675,410)
- --------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                         123,661,318     77,748,931
- --------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                    (13,471,978)     3,099,304
  Cash and cash equivalents at beginning of year                        62,903,103     30,522,189
- --------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              49,431,125     33,621,493
==================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                 $17,592,471    $15,738,173
==================================================================================================
Cash Paid For Income Taxes                                              $4,371,911     $3,553,478
==================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH AND OTHER
INVESTING ACTIVITIES:

Dividends declared and unpaid                                            1,215,165        837,705

==================================================================================================

     The accompanying notes are an integral part of the consolidated financial statements.


                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                    JUNE 1996

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

PART 1. FINANCIAL INFORMATION

     Item 1. Financial Statements

     The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

     Item 2. Management Discussion and Analysis of Financial Condition and of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the six months ended June 30, 1996 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through March 31, 1996 as provided by the Federal Reserve System; the peer group is comprised of 107 bank holding companies having $1 to $3 billion in assets.

I. EARNINGS PERFORMANCE SUMMARY

                                    Three Months Ended               Change
                                  6/30/96      6/30/95         Amount   Percent
                                 ---------    ---------       --------  -------
                                                     (000's)

Net Income                          $3,525       $2,571           $954   37.1%

Earnings per share                   $0.92        $0.92          $0.00    0.0%

Weighted average
 shares outstanding                  3,714        2,814            900   32.0%

Return on average assets              1.16%        1.07%          0.08%   N/A

Average assets                  $1,227,101     $961,237       $265,864   27.7%

Return on average
 shareholders' equity                14.13%       14.66%         -0.53%    N/A

Average shareholders' equity      $101,974      $70,390        $31,584   44.9%

Percentage of average
 shareholders' equity to
 average assets                       8.31%        7.32%          0.99%   N/A
- ----------
 * May not foot due to rounding

A.  NET INCOME TREND

     Net income for the second quarter and first six months of 1996 reached a record high of $3.525 million and $6.663 million, up 37% and 25%, respectively, over the comparable 1995 periods. Compared to first quarter 1996 earnings, the second quarter grew $387,000 or 12.3%.

     Earnings per share for the second quarter were $.92, up $.10 from the first quarter of this year and equal to second quarter 1995's results. These results were achieved despite the issuance of 862,500 additional common shares in late June and early July of 1995, which increased common shares outstanding by approximately 32% in anticipation of financing the company's mid-July purchase of 15 branches from The Chase Manhattan Bank, N.A. For the first half of 1996, earnings per share were $1.74, down 7.9% from a year earlier, reflecting the increased shares outstanding and the all-time earnings per share high of $.98 achieved in first quarter 1995.

     The $.92 per share, compares very favorably to $.82 per share in the first quarter of this year, $.80 per share in fourth quarter 1995, and $.77 in third quarter 1995, when results were first felt from the Chase branch acquisition.

     Return on shareholder equity continued its steady improvement from third quarter 1995 to 14.13%. After removing the impact of intangible assets and related amortization, two relatively large non-cash items, tangible return on tangible equity (a ratio focusing on cash generating power) was 23.97% for the second quarter, up over 7.5 percentage points from a year earlier. The improvement reflects success in leveraging our capital through the acquisition of the former Chase branches and profitably integrating them into our organization. In addition, our efforts to expand noninterest income and increase productivity continue to have a positive impact.

B. BALANCE SHEET TRENDS

     Loans outstanding increased 4.0% during the quarter, up from 2.9% growth during the January to March 1996 period. Over the last twelve months, loans have risen by 16.3%, marking the beginning of a fourth consecutive year in which loan growth has exceeded 15% or more. More than one third of the $84 million in loan growth was originated in the markets served by the former Chase branches. Excluding their impact, loans would have risen by 7.9%, highlighting the strategic contribution of the new branches to CBSI's success.

     The primary components of the $39.4 million increase in loans since year end 1995 are the bank's business lending products (up $14.7 million); indirect consumer loans (up $14.1 million), predominantly reflecting automobile financing through an established dealer network; and consumer mortgages (up $9.0 million, net of $3.6 million in originations sold service-retained in the secondary market). Increases continue to be modest in the consumer direct loan product line (up $1.6 million, including variable-rate home equity products). The portfolio contains no credit card receivables.

     Investments totaled $574.6 million for the quarter just ended, up $72.3 million (14.4%) from March 31, 1996 and up $100.6 million (21.2%) from year-end 1995. The second quarter increase is attributable to favorable buying opportunities funded by capital market borrowings, which became an attractive strategy as rates rose beginning in mid-March. Since June 30, 1995, there has been $147.4 million (34.5%) in investment growth.

     Total deposits have decreased 3.5% since March 31, 1996 to $1.02 billion, largely the result of seasonal outflows of municipal deposits caused in part by New York State budget delays (non-municipal deposits were essentially unchanged). During the last twelve months, total deposits have risen $313 million or 44%, largely the result of deposits acquired in the July 1995 Chase branch acquisition.

C. INCOME STATEMENT TRENDS

     Second quarter net interest income rose a strong 29% or $3.0 million versus the same period last year. Earning asset growth of approximately 25%, reflecting the Chase branch acquisition (net of pre-investing a share of the anticipated proceeds) and the mid-1995 capital raising. In addition, the net interest margin improved by 16 basis points to 4.90%, largely due to a lower overall rate paid on interest-bearing funds.

     Compared to first quarter 1996, net interest income increased $385,000, accounting for nearly two-thirds of the rise in pretax income. Earning assets climbed more than $95 million, over three quarters of which reflected the aforementioned investment portfolio growth. The net interest margin narrowed by 14 basis points, caused by a slightly lower earning asset yield and higher borrowing costs.

     Noninterest income in second quarter 1996 climbed 31% over the same period last year. The over $475,000 improvement largely reflects expanded fiduciary income, higher fees from the sale of annuities and mutual funds, and increased Visa merchant and debit card fees, as well as greater overdraft fees, service charges and commissions from an expanded customer base gained from last year's Chase branch purchase. For the first half of this year, noninterest income rose 35% versus the comparable 1995 period. However, when noninterest income is expressed as a percentage of assets, the bank remains low relative to peers being in the 25th percentile (unchanged from one year earlier). This lack of change is the result of the significant asset growth over the last year resulting primarily from investments (which do not generate fee income).

     Overhead was up 27% this quarter compared to the second quarter in 1995. Approximately 56% of the $1.9 million increase reflected personnel costs, primarily because of acquisition of the Chase branches and required operational support, annual merit awards and selective additions in lending and financial product sales. A significant balance of the non-personnel expense increase was also related to the new branches and the cost of servicing their 25,000 customers, in addition to the amortization of intangible assets associated with the Chase transaction (31% of the increase). As a percentage of average assets, annualized overhead is essentially at the peer norm.

     Compared to first quarter 1996, overhead was lower by 2.1% or more than $194,000, which accounted for nearly one-third of the rise in pretax income. First quarter 1996 overhead was below the fourth quarter 1995 level by 4.0% or $383,000. These reductions in overhead are explained by the absence of one-time Chase-related acquisition expenses, selected seasonal factors, and an intensified focus on strict expense control in 1996. As a result of this and expanding the bank's investment portfolio (which requires little overhead), the company's efficiency ratio (overhead compared to recurring operating income) improved from the fourth quarter level by 4.7 percentage points to 57.7%, which compares favorably to the peer bank median of 59.0% based on data available through year-end 1995. The ratio is now slightly better than the level prior to the Chase transaction, and excluding the amortization of intangibles, is an even more meaningful 4.2 percentage points lower at 53.2%.

     Primarily as a result of higher pretax income, YTD 1996 income taxes increased by $1.1 million over the same 1995 period. CBSI's marginal tax rates are 35% federal and 9% state (plus a 2.5% surcharge scheduled to be phased out over time).

     The company is currently under examination by the Internal Revenue Service in connection with tax years 1990 to 1993, and has received certain notices of proposed adjustments. The company intends to vigorously defend its position with respect to these proposed adjustments and believes ultimate resolution will not have a material impact on the financial statements. However, approximately $82,000 was provided in the first six months of 1996 to cover the proposed adjustments (in addition to provisions made in 1995), and as a result, YTD 1996's effective tax rate was 40.7% as compared to second quarter 1995's rate of 39.2%.

D. ASSET QUALITY TREND

     Asset quality remains strong at the company. Net charge-offs for the second quarter were .22% of average loans, an improvement from both second quarter 1995 as well as first quarter 1996. Nonperforming loans continue to be monitored closely and managed conservatively, ending the quarter at $2.8 million, a $780,000 increase over the year-end 1995 level, largely due to a higher but still manageable level of nonaccruing commercial loans and real estate loan delinquencies. As a result, the ratio of nonperforming loans to loans outstanding rose 10 basis points during the first half of the year to .46% at quarter end, still less than half the peer median of .97% at March 31, 1996.

     Loan loss provision expense was virtually unchanged in the second quarter compared to the first quarter of this year, still sufficient to amply exceed net charge-offs and maintain the ratio of loan loss reserves to loans outstanding at 1.25%. Coverage of the reserve over nonperforming loans is considered strong by management at 2.7 times.

E. CAPITAL AND OTHER TRENDS

     As of June 30, 1996, the tier I leverage ratio was 5.65% versus 9.04% twelve months earlier. The high level of tier I capital a year ago resulted from 710,000 shares of common stock ($17.2 million) and 90,000 ($9.0 million) shares in preferred stock issued on June 30, 1996 to raise capital for the Chase branch purchase that occurred July 14, 1995. The decrease in the ratio is attributable to the acquired Chase deposits and associated intangibles, partially offset by favorable earnings during the last 12 months and continued amortization of intangibles. The present ratio also includes the impact of 152,500 in additional shares of common stock issued in July 1995 and the impact of redeeming (in November 1995) 45,000 shares ($4.5 million) in preferred stock. The ratio is still well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. Compared to first quarter 1996, the ratio fell 10 BP due to strong investment growth funded with capital market borrowings.

     As a result of the aforementioned reasons, the tier I risk-based capital ratio as of June 30, 1996 was 10.61%, or 551 basis points lower than it was as of June 30, 1995. This compares to a 6% "well-capitalized" regulatory minimum.

     Book value per share increased 6.6% from September 30, 1995 (the first quarter which included the Chase branches) to $26.84 as of the end of the most recent quarter, while tangible book value per share has risen nicely to $17.99, up 20.6% over the same period.

     The bank's liquidity level is extremely favorable as of June 30, 1996. In the event of a liquidity crisis, over $240 million (essentially short term assets minus short term liabilities) or 19% of assets could be converted into cash within a 30-day time period. Over a 90 day time period, 18% of assets could be converted to cash.

     As shown by the statement of cash flows preceding the Management Discussion and Analysis, the bank's cash and cash equivalents grew $6.1 million during the quarter to $49.4 million as of June 30, 1996, a level $15.8 million higher than one year earlier. Net cash provided by operating activities was $10.3 million reflecting favorable earnings. Financing activities provided cash of $123.7 million, of which investing activities utilized $147.4 million due to investment purchases and maturities, the premium paid on the acquisition, and loan growth.

II. SUPPLEMENTAL INFORMATION TO EARNINGS PERFORMANCE SUMMARY

     The following sections of this report discuss more fully certain of the balance sheet and earnings trends summarized above.

A. NET INTEREST INCOME

     The change in net interest income reflects changes in net interest margin and earning asset levels.

     On a tax-equivalent basis, net interest income for second quarter 1996 increased $3.0 million (28.0%) over the same 1995 period to $13.7 million. This reflects a $219.6 million increase (24.3%) in average earning assets due to the Chase acquisition and a 16 basis point increase in the net interest margin, largely due to a lower cost of funds resulting from using the Chase deposits to pay down higher cost borrowings.

     Compared with first quarter 1996, there was a $373,000 increase in net interest income. The change is attributable earning asset growth, partially offset by a 14 BP lower net interest margin.


     The table below shows these underlying dynamics.


For the Quarter                Net             Net          Yield on       Cost           Average           Loans /
Ended:                      Interest         Interest       Earning         of            Earning           Earning
(000's)                      Income           Margin         Assets       Funds           Assets            Assets
                             ------           ------         ------       -----           ------            ------
                                                                                                            Period
                                                    Amount and Change from Preceding Quarter                  End
                             ------           ------         ------       -----           ------            ------
June 30, 1995
   Amount                    $10,699            4.74%        8.73%        4.09%          $  904,478           54.7%
   Change                       $135           -0.14%        0.04%        0.19%                 3.1%          (1.5)

September 30, 1995
   Amount                    $12,849            4.82%        8.43%        3.66%          $1,057,820           50.7%
   Change                     $2,150            0.07%       -0.30%       -0.43%                17.0%          (3.9)

December 31, 1995
   Amount                    $13,467            5.05%        8.60%        3.56%          $1,058,510           54.2%
   Change                       $618            0.23%        0.17%       -0.09%                 0.1%           3.4

March 31, 1996
   Amount                    $13,325            5.04%        8.62%        3.59%          $1,063,977           53.4%
   Change                      ($142)          -0.01%        0.02%        0.02%                 0.5%          (0.7)

June 30, 1996
   Amount                    $13,698            4.90%        8.51%        3.64%          $1,124,059           51.1%
   Change                       $373           -0.14%       -0.11%        0.05%                 5.6%          (2.4)

Change from
June 30, 1995 to
June 30, 1996
   Amount                    $ 2,999            0.16%       -0.22%       -0.45%            $219,581            ($0)
 % Change                       28.0%           ---          ---          ---                  24.3%           ---


Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.
- ----------
* May not foot due to rounding

     Despite the high proportion of investments (whose yields are relatively low compared to loans) in the bank's assets (being in the 84th peer percentile), the net interest margin is in the favorable 74th peer percentile as of March 31, 1996. This is attributable to high earning asset yields being in the favorable 76th percentile and a low cost of funds being in the 37th percentile.


B. CAPITAL

     The common shares of Community Bank System, Inc. are traded in the NASDAQ
National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below.


For the Quarter                          Market        Market        Market        # of               Cash                 Share
Ended:                                   Price         Price         Price        Shares            Dividend               Volume
                                         High           Low          Close      Outstanding         Declared               Traded
                                         ------        -----         ------     -----------         --------               ------
                                                                 Amount and Change from Preceding Quarter
                                         ------        -----         ------     -----------         --------               ------

June 30, 1995
   Amount                                $29.00        $24.25        $25.50        3,503,150            $0.30             1,945,143
   Change                                   4.5%         -4.0%         -6.0%            25.6%             0.0%                873.3%

September 30, 1995
   Amount                                $36.50        $25.25        $33.75        3,674,325            $0.30             2,664,957
   Change                                  25.9%          4.1%         32.4%             4.9%             0.0%                 37.0%

December 31, 1995
   Amount                                $34.25        $31.00        $32.00        3,679,625            $0.33               629,130
   Change                                  -6.2%         22.8%         -5.2%             0.1%            10.0%                -76.4%

March 31, 1996
   Amount                                $32.75        $30.25        $31.00        3,682,315            $0.33               316,309
   Change                                  -4.4%         -2.4%         -3.1%             0.1%             0.0%                -49.7%

June 30, 1996
   Amount                                $32.50        $30.75        $31.13        3,682,315            $0.33               447,194
   Change                                  -0.8%          1.7%          0.4%             0.0%             0.0%                 41.4%

Change from
June 30, 1995 to
June 30, 1996
   Amount                                 $3.50         $6.50         $5.63         $179,165            $0.03            (1,497,949)
  % Change                                 12.1%         26.8%         22.1%             5.1%            10.0%                -77.0%



     CBSI's stock closed second quarter 1996 at $31.13, over 22% higher than one year earlier when it closed at $25.50 (the same day 710,000 shares of common stock and 90,000 shares of preferred stock were issued). The volume of shares traded at 447,000 was 77% less than during second quarter 1995, when trading was unusually high related to the company's planned common stock issuance and market speculation regarding the Chase transaction.

     The cash dividend shown above reflects a 3 cent (10%) per share increase in the quarterly dividend per common share that was effective in fourth quarter 1995. This was the fifth dividend increase within four years. The 1996 common dividend payout of 36.5% has increased from the same 1995 period but remains within the company's targeted 30-40% guideline.


C. LOANS

     Loans outstanding, net of unearned discount, reached a record $599.5 million as of June 30, 1996, a very favorable $ 84.2 million (16.3%) growth in the last twelve months. Outstandings have now climbed for seventeen consecutive quarters. As shown in the table below, CBNA is predominantly a retail bank, with almost 70% of its outstandings spread across three basic consumer loan types.


For the Quarter                          Consumer        Consumer          Consumer         Business          Total      Yield on
Ended:                                    Direct         Indirect          Mortgages        Lending           Loans        Loans
                                          ------         --------          ---------        -------           -----        -----
                                                                                   (000's)                               Quarterly
                                                          Amount and Change from Preceding Quarter                        Average
                                          ------         --------          ---------        -------           -----        -----
June 30, 1995
    Amount                               $ 97,480          $127,439         $142,413         $147,978        $515,311       9.60%
    Change                                   -1.2%             11.9%             0.0%             5.3%            4.0%      0.08

September 30, 1995
    Amount                               $103,316          $132,509         $144,206         $164,960        $544,991       9.63%
    Change                                    6.0%             11.5%             1.3%            11.5%            5.8%      0.03

December 31, 1995
    Amount                               $104,317          $135,107         $146,561         $174,167        $560,152       9.65%
    Change                                    1.0%              5.6%             1.6%             5.6%            2.8%      0.02

March 31, 1996
    Amount                               $105,759          $138,821         $150,301         $181,614        $576,495       9.52%
    Change                                    1.4%              2.7%             2.6%             4.3%            2.9%     (0.13)

June 30, 1996
    Amount                               $105,895          $149,197         $155,579         $188,868        $599,538       9.44%
    Change                                    0.1%              7.5%             3.5%             4.0%            4.0%     (0.08)

Change from
June 30, 1995 to
June 30, 1996
    Amount
    Change                                 $8,415           $21,757          $13,166          $40,889         $84,227      -0.16%
                                              8.6%             17.1%             9.2%            27.6%           16.3%         N/A
Loan mix
June 30, 1995 to                             18.9%             24.7%            27.6%            28.7%          100.0%
June 30, 1996                                17.7%             24.9%            25.9%            31.5%          100.0%
    Change                                   -1.3%              0.2%            -1.7%             2.8%           ---


- ----------
* May not foot due to rounding

     Included in loan growth over the past year is the favorable impact of the Chase branch purchase, which initially contributed $12.8 million in largely commercial loans. Since that time, loans at these branch locations have increased by almost 240% to $43.4 million.

     Almost 50% of the bank's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which increased 27.6%. Approximately a quarter of this growth came from commercial loans acquired at acquisition of the 12 retained Chase branches.

     More than 25% of the bank's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations), which grew 17.1%. This reflects good automobile demand industry-wide, as well as continued greater emphasis on this product line in the bank's Southern Region.

     The remaining growth over this period resulted from a 9.2% increase in consumer mortgages and an 8.6% growth in consumer direct loans (applications taken at branch locations).

     Despite a 75 BP decrease in the average prime rate, the average loan yield for the quarter just ended is only 16 BP lower than the same quarter a year ago. This is attributable to significant growth in the higher yielding commercial loans (although yields are lower than a year ago), a reduced mix of mortgage loans, and a slightly increased installment loan rate.

     The 8 basis point decrease in the loan yield since first quarter 1996 is partially the result of the full impact of a 25 BP drop in the prime rate in February 1996.


D. ASSET QUALITY

The following table reflects the detail of non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .25% as of June
30, 1996, up 6 basis points from a year ago. There is no troubled debt restructuring. OREO for all periods is recorded at the lower of cost or market less estimate cost to sell. The ratio of nonperforming assets to loans plus OREO at .54% remains better than the company's internal goal of less than .75%


        (000's or % Ratios)          June 30,        June 30,         Dec 31,
                                       1996            1995            1995
                                     --------        --------       ---------

Loans accounted for on a
     non-accrual basis                $1,848         $1,310          $1,328
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                           $927           $301            $667
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings                       $0             $0              $0
Other Real Estate (OREO)                $476           $299            $614

Total Non-Performing Assets           $3,251         $1,910          $2,609
Total Non-Performing Assets/            0.32%          0.19%           0.23%
    Total Assets

Total Non-Performing Assets/            0.54%          0.37%           0.47%
Total Loans & OREO

Loan Loss Allowance /                    230%           351%            267%
Non-Performing Assets


- ----------
* May not foot due to rounding


E.  DEPOSITS

     The table below displays the components of total deposits including volume and rate trends over the last five quarters.


                                                                                                                          Average
For the Quarter                                                         Average                          Average          Deposits/
Ended:                                    Average         Average        Money          Average           Total           Earning
(000's)                                    Demand         Savings        Market          Time            Deposits          Assets
                                          --------        -------        ------         -------         --------         ---------
                                                                       Amount and Average Rate
                                          --------        -------        ------         -------         --------         ---------

June 30, 1995
    Amount                               $104,882        $233,875       $63,308        $310,756          $712,820            78.8%
 Yield / Rate                               ----             2.68%         2.94%           5.58%             3.57%

September 30, 1995
    Amount                               $142,413        $345,812       $79,542        $447,253        $1,015,020            96.0%
 Yield / Rate                               ----             2.68%         2.72%           5.55%             3.57%
                                                                                                             4.16%
December 31, 1995
    Amount                               $144,997        $363,553       $74,627        $465,560        $1,048,737            99.1%
 Yield / Rate                               ----             2.54%         2.62%           5.60%             3.55%

March 31, 1996
    Amount                               $141,690        $347,589       $70,753        $475,561        $1,035,593            97.3%
 Yield / Rate                               ----             2.46%         2.48%           5.53%             3.53%

June 30, 1996
    Amount                               $143,227        $347,462       $63,224        $485,358        $1,039,270            92.5%
 Yield / Rate                               ----             2.43%         2.46%           5.43%             3.50%

Change in
 quarterly average
 outstandings & yield / rate
June 30, 1995 to
June 30, 1996
    Amount                                $38,345        $113,587          ($84)       $174,602          $326,450              $0
   % Change                                  36.6%          48.6%          -0.1%           56.2%             45.8%           17.3%
Change (% pts)                              ----           -0.25          -0.48           -0.15             -0.07            0.00

Deposit Mix
June 30, 1995 to                             14.7%          32.8%           8.9%           43.6%            100.0%
June 30, 1996                                13.8%          33.4%           6.1%           46.7%            100.0%
   Change                                    -0.9%           0.6%          -2.8%            3.1%            ----


- ----------
 * May not foot due to rounding

     There was a 45.8% increase in average deposits from second quarter 1995 to the quarter just ended. Of this growth, almost 54% was in time deposits (up $175 million), with the remainder split between $38 million in demand deposit growth and $114 million in savings growth. Money market deposits remained essentially flat. The major reason for the total deposit increase was the $383 million in deposits from the 15 Chase branches acquired in third quarter 1995, less $43 million in deposits associated with the three former Chase branches sold to NBT Bank in mid-December.

      Despite material interest rate decreases from second quarter 1995 to second quarter 1996 in all individual deposit categories, with average Fed Funds moving down 75 BP during this period, the average total deposit rate moved down only 7 BP attributable to an expanding mix of higher cost time deposits. This higher mix reflects the impact of the acquired Chase deposits as well as a strategy to attract additional time deposits competitively priced with capital market borrowings.


F.  LIQUIDITY AND BORROWING POSITION

       The following table shows the trend of major earning assets and funding sources over the last five quarters.


For the Quarter                 Average          Average       Ave Core         Ave rate           Average          Interest
Ended:                           Loans         Investments     Deposits         Municipal      Capital Markets      Bearing
(000's)                                            (a)            (b)           Deposits          Borrowings      Liabilities
                                -------        -----------     --------         ---------      ---------------    -----------
                                                               Amount and Average Yield / Rate
                                -------        -----------     --------         ---------      ---------------    -----------

June 30, 1995
   Amount                      $507,159         $397,319        $587,592          $125,228           $169,277        $777,216
Yield / Rate                       9.60%            7.62%           3.55%             3.66%              6.26%           4.64%

September 30, 1995
   Amount                      $532,156         $525,664        $892,283          $122,737            $29,002        $901,609
Yield / Rate                       9.63%            7.21%           3.61%             3.30%              6.56%           4.23%

December 31, 1995
   Amount                      $550,480         $508,031        $921,111          $127,626             $5,604        $909,344
Yield / Rate                       9.65%            7.45%           3.60%             3.24%              5.39%           4.13%

March 31, 1996
   Amount                      $569,267         $494,710        $884,358          $151,235            $26,143        $920,046
Yield / Rate                       9.52%            7.57%           3.57%             3.29%              5.76%           4.14%

June 30, 1996
   Amount                      $589,407         $534,653        $893,135          $146,136            $73,858        $969,902
Yield / Rate                       9.44%            7.48%           3.52%             3.39%              5.62%           4.18%

Change in
 quarterly average
 outstandings & yield / rate
 from June 30, 1996 to
 June 30, 1996
    Amount                      $82,248         $137,333        $305,542           $20,908           ($95,420)       $192,685
   % Change                        16.2%            34.6%           52.0%             16.7%             -56.4%           24.8%
 Change (%pts)                    -0.16            -0.14           -0.04             -0.27              -0.63           -0.46


Note (a) Yield on average investments calculated on a full-tax equivalent basis.

     (b) Defined as total deposits minus municipal deposits; includes CDs (greater than) $100,000 for individuals and businesses.
- ---------
 * May not foot due to rounding

     Borrowings for second quarter 1996 averaged $73.9 million compared to $169.3 million for second quarter 1995. This decrease resulted from borrowings being virtually paid off with the acquired Chase deposits and capital issued from the end of June through mid-July 1995. Borrowing levels have increased in the most recent quarter to fund investment opportunities resulting from favorable market conditions.

G. INVESTMENTS AND ASSET/LIABILITY MANAGEMENT

     The investment portfolio at quarter end comprised 48.9% of earning assets, up from 45.3% on June 30, 1995, increasing through a combination of floating and fixed rate investment purchases. As a result, the investment portfolio has grown by $147.4 million or 34.5% during the last twelve months.

     As shown by the table below, the bank's investments consist primarily of U.S. treasury securities, mortgage-backed securities (including U.S. agencies and collateralized mortgage obligations), and tax-exempt obligations of state and political subdivisions. As of the most recent quarter end, 17.4% of the bank's entire portfolio was invested in agency-guaranteed collateralized mortgage obligations (CMOs). The portfolio does not contain any Principal Only
(PO), Interest Only (IO), or Inverse Floater Traunches.


For the Quarter                           U.S.         Mtg-Backs          Tax           Other           Total             Invests /
Ended:                                   Gov'ts           (a)           Exempts          (b)         Investments           Earning
(000's)                                                                                                  (c)               Assets
                                         ------        ---------        -------         -----        -----------          ----------
                                                                     Amount and Change                                     (Period
                                                                   from Preceding Quarter                                    End)
                                         ------        ---------        -------         -----        -----------          ----------
June 30, 1995
    Amount                             $212,290         $177,500        $16,702        $20,664         $427,156             45.3%
    Change                                  9.8%             8.5%          -5.8%          42.8%             9.8%             1.5

September 30, 1995
    Amount                             $244,887         $200,644        $15,609        $68,065         $529,205             49.3%
    Change                                 15.4%            13.0%          -6.5%         229.4%            23.9%             3.9

December 31, 1995
    Amount                             $235,137         $193,919        $15,844        $27,467         $472,367             45.8%
    Change                                 -4.0%            -3.4%           1.5%         -59.6%           -10.7%            (3.4)

March 31, 1996
    Amount                             $250,033         $213,031        $16,642        $21,468         $501,174             46.6%
    Change                                  6.3%             9.9%           5.0%         -21.8%             6.1%             0.7

June 30, 1996
    Amount                             $308,641         $228,843        $15,508        $21,469         $574,461             48.9%
    Change                                 23.4%             7.4%          -6.8%           0.0%            14.6%             2.4

Change from
June 30, 1995 to
June 30, 1996
    Amount                              $96,351          $51,343       ($1,194)           $805         $147,305              3.6%
    Change                                 45.4%            28.9%          -7.1%           3.9%            34.5%             ---

Investment Mix
June 30, 1995 to                           49.7%            41.6%           3.9%           4.8%           100.0%
June 30, 1996                              53.7%            39.8%           2.7%           3.7%           100.0%
    Change                                  4.0%            -1.7%          -1.2%          -1.1%            ---


Note: (a) Includes CMO's and pass through's
      (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock
      (c) Excludes market value adjustment
- ---------
 * May not foot due to rounding

     The average fully taxable equivalent yield in the last year has decreased 14 basis points to 7.48% on average for second quarter 1996 versus second quarter 1995; this reduction resulted from falling market rates in the third and fourth quarters of 1995 and much of the first quarter of 1996. The 9 basis point decrease in the portfolio rate in second quarter 1996 compared to first quarter 1996 is entirely caused by the lack of a $221,000 bond discount taken into income in the first quarter as a result of a security being called.

     The portfolio market value decreased from 103.3% of book value one year ago to 100.4% of book value as of June 30, 1996 due to increased market rates.

     The average portfolio life based on earliest redemption date increased from
4.0 years on June 30, 1995 to 5.3 years on June 30, 1996, largely attributable to buying selected longer term floating rate investments (move with 1 month LIBOR and 3 month T-Bill) structured to minimize interest rate risk.

     As of the most recent quarter end, 30.1% of the investment portfolio was classified as available-for-sale (AFS) in accordance with SFAS No. 115, with the remainder (69.9%) as held-to-maturity. The pretax market value adjustment of the AFS portfolio was a favorable $107,000 as compared to $39,000 a year earlier.

H. SUBSEQUENT EVENTS

     On April 29, 1996, Community Bank System, Inc. (CBSI) and Benefit Plans Administrators (BPA), an independent third party administrator of defined benefit and defined contribution plans located in Utica, NY, announced that they signed a definitive agreement under which BPA would be a wholly-owned subsidiary of CBSI. The transaction was completed July 8, 1996. BPA's revenues for its most recent fiscal year end were $1.3 million.

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

         b) No reports on Form 8-K were filed during second quarter 1996.

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMUNITY BANK SYSTEM, INC.

Date:  August 9, 1996                          /s/ SANFORD A. BELDEN
                                         --------------------------------------
                                         Sanford A. Belden, President and
                                           Chief Executive Officer

Date:  August 9, 1996                         /s/ DAVID G. WALLACE
                                         --------------------------------------
                                         David G. Wallace, Senior Vice President
                                           Chief Financial Officer