Form 10-Q
period 1996-09-30
COMMUNITY BANK SYSTEM INC
filed 1996-11-15
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 1996

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

                                  315/445-2282
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.25 par value -- 3,725,203 shares as of November 13, 1996.

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

Part I. Information

        Item 1.  Financial Statements (Unaudited)

            Consolidated balance sheets --
            September 30, 1996, December 31, 1995 and September 30, 1995

            Consolidated statements of income --
            Three months ended September 30, 1996 and 1995 and nine months ended September 30, 1996 and 1995

            Consolidated statements of cash flows --
            Nine months ended September 30, 1996 and 1995

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

        Item 3.  Defaults upon Senior Securities

        Item 4.  Submission of Matters to a Vote of Securities Holders

        Item 5.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------

                                                                  September 30,      December 31,     September 30,
                                                                           1996              1995              1995
ASSETS
  Cash and due from banks                                       $    52,588,513   $    56,903,103   $    46,932,326
  Federal funds sold                                                          0         6,000,000        47,400,000
                                                                ---------------   ---------------   ---------------
      TOTAL CASH AND CASH EQUIVALENTS                                52,588,513        62,903,103        94,332,326
  Investment securities
     U.S. Treasury                                                    2,987,989         8,524,661         8,539,080
     U.S. Government agencies and corporations                      296,697,193       226,972,372       236,548,042
     States and political subdivisions                               19,396,053        15,868,356        15,636,238
     Mortgage-backed securities                                     257,761,480       195,188,655       200,470,937
     Other securities                                                17,317,833        20,081,918        20,106,091
     Federal Reserve Bank                                             1,395,750         1,395,750           569,600
                                                                ---------------   ---------------   ---------------
      TOTAL INVESTMENT SECURITIES                                   595,556,298       468,031,712       481,869,988
  Loans                                                             633,915,849       573,620,687       561,310,415
    Less: Unearned discount                                           7,223,139        13,469,032        16,319,521
          Reserve for possible loan losses                            7,805,234         6,976,385         6,791,385
                                                                ---------------   ---------------   ---------------
      NET LOANS                                                     618,887,476       553,175,270       538,199,509
  Bank premises and equipment                                        16,665,612        16,935,856        17,147,617
  Accrued interest receivable                                        12,248,114         9,150,503         9,896,240
  Intangible assets                                                  31,922,060        33,970,375        37,663,096
  Other assets                                                        9,553,442         7,878,194         7,806,111
                                                                ---------------   ---------------   ---------------
      TOTAL ASSETS                                              $ 1,337,421,515   $ 1,152,045,013   $ 1,186,914,887
                                                                ===============   ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest bearing                                         $   144,508,906   $   140,288,323   $   149,984,614
    Interest bearing                                                893,718,280       876,657,901       922,722,341
                                                                ---------------   ---------------   ---------------
      TOTAL DEPOSITS                                              1,038,227,186     1,016,946,224     1,072,706,955
  Federal funds purchased and securities sold under
    agreements to repurchase                                         40,850,000                 0                 0
  Term borrowings                                                   140,000,000        25,550,000           550,000
  Accrued interest and other liabilities                             12,480,126         9,488,540        12,186,796
                                                                ---------------   ---------------   ---------------
      TOTAL LIABILITIES                                           1,231,557,312     1,051,984,764     1,085,443,751
  Shareholders' equity
    Preferred stock $100 stated value                                 4,500,000         4,500,000         9,000,000
    Common stock $1.25 par value                                      4,656,504         4,599,531         4,593,031
    Surplus                                                          33,215,104        32,955,273        32,740,106
    Undivided profits                                                63,358,427        57,079,501        55,227,384
    Unrealized gains (losses) on available for
      sale securities                                                   194,198           977,457            38,105
    Shares issued under employee stock plan - unearned                  (60,030)          (51,513)         (127,490)
                                                                ---------------   ---------------   ---------------
      TOTAL SHAREHOLDERS' EQUITY                                    105,864,203       100,060,249       101,471,136
                                                                ---------------   ---------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,337,421,515   $ 1,152,045,013   $ 1,186,914,887
                                                                ===============   ===============   ===============

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------

                                           Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
INTEREST INCOME                             1996         1995         1996          1995
  Interest and fees on loans            $14,396,967  $12,921,662  $41,711,487  $ 36,531,460
  Interest and dividends on
     investments:
     U.S Treasury                           109,606      232,928      425,231       831,450
     U.S. Government agencies
     and corporations                     5,838,472    4,207,083   15,586,936    11,168,627
     States and
     political subdivisions                 255,053      248,350      749,586       828,401
     Mortgage-backed securities           4,116,944    3,528,308   11,563,405     9,490,387
     Other securities                       651,984      318,056    1,337,820       789,105
  Interest on federal funds sold                751      897,271      335,470       930,048
  Interest on deposits at
     other banks                                  0            0            0             0
                                        -----------  -----------  -----------  ------------
                                         25,369,777   22,353,658   71,709,935    60,569,478
INTEREST EXPENSE
  Interest on deposits
     Savings                              2,518,117    2,882,700    7,562,088     6,910,453
     Time                                 6,488,619    6,257,370   19,582,989    14,469,132
  Interest on federal funds
     purchased, securities
     sold under agreements to
     repurchase and Term
     borrowings                           2,125,367      479,771    3,532,057     5,458,707
                                        -----------  -----------  -----------  ------------
                                         11,132,103    9,619,841   30,677,134    26,838,292
                                        -----------  -----------  -----------  ------------
     NET INTEREST INCOME                 14,237,674   12,733,817   41,032,801    33,731,186
Provision for possible
  loan losses                               630,000      275,217    1,827,068     1,128,657
                                        -----------  -----------  -----------  ------------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES           13,607,674   12,458,600   39,205,733    32,602,529
OTHER INCOME
  Fiduciary services                        306,628      336,024    1,103,924     1,023,130
  Service charges on deposit
     accounts                             1,042,093      961,083    3,034,871     2,326,488
  Commissions on investment
     products                               194,033       90,720      568,436       343,355
  Other service charges,
     commissions and fees                   491,224      412,784    1,263,947       918,229
  Other income                              405,569        7,938      422,688       118,464
  Investment security
     gain (loss)                                  0            0            0      (149,750)
                                        -----------  -----------  -----------  ------------
                                          2,439,547    1,808,549    6,393,866     4,579,916
                                        -----------  -----------  -----------  ------------
OTHER EXPENSES                           16,047,221   14,267,149   45,599,599    37,182,445
  Salaries, wages and
     employee benefits                    4,956,317    4,561,056   14,339,753    11,872,247
  Occupancy expense of bank
     premises, net                          746,234      707,945    2,290,823     1,806,139
  Equipment and
     furniture expense                      585,552      513,603    1,726,708     1,393,510
  Amortization of
     intangible assets                      707,280      710,145    2,143,777       950,698
  Other                                   2,663,604    2,735,890    7,468,485     7,360,833
                                        -----------  -----------  -----------  ------------
                                          9,658,987    9,228,639   27,969,546    23,383,427
                                        -----------  -----------  -----------  ------------
     INCOME BEFORE INCOME TAXES           6,388,234    5,038,510   17,630,053    13,799,018
Income taxes                              2,596,000    2,008,000    7,175,000     5,446,000
                                        -----------  -----------  -----------  ------------
     NET INCOME                         $ 3,792,234  $ 3,030,510  $10,455,053  $  8,353,018
                                        ===========  ===========  ===========  ============
Earnings per common share               $      0.99  $      0.77  $      2.72  $       2.62
                                        ===========  ===========  ===========  ============

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Nine Months Ended September 30, 1996 and 1995

Increase (Decrease) in Cash and Cash Equivalents

                                                                             1996           1995
-----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                            $  10,455,053   $   8,353,018
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                          2,210,108       1,135,329
      Net amortization of intangible assets                                 2,083,653         889,971
      Net accretion of security premiums and discounts                     (1,565,635)     (1,020,668)
      Provision for loan losses                                             1,827,068       1,128,657
      Provision for deferred taxes                                            190,586
                                                                                                7,149
      (Gain)\Loss on sale of investment securities                                  0         149,750
      (Gain)\Loss on sale of loans                                            (48,136)        (89,967)
      (Gain)\Loss on sale of assets                                           (11,822)        (28,497)
      Change in interest receivable                                        (3,097,611)     (3,238,914)
      Change in other assets and other liabilities                          1,837,258       1,822,658
      Change in unearned loan fees and costs                                 (598,782)        (80,924)
-----------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                             13,098,303       9,210,999
-----------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                              2,766,400       3,950,250
  Proceeds from maturities of held to maturity
     investment securities                                                 52,039,664      19,245,333
  Proceeds from maturities of available for sale
     investment securities                                                 24,569,334      27,418,674
  Purchases of held to maturity investment securities                    (129,033,626)    (96,174,839)
  Purchases of available for sale investment securities                   (77,634,810)    (53,591,493)
  Net change in loans outstanding                                         (66,892,356)    (62,360,975)
  Capital expenditures                                                     (1,933,822)     (7,662,939)
  Premium paid for branch acquisitions                                        (29,558)    (32,446,459)
-----------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                               (196,148,774)   (201,622,448)
-----------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts                                       (447,759)    191,240,040
  Net change in certificates of deposit                                    21,728,721     201,829,291
  Net change in term borrowings                                           155,300,000    (162,300,000)
  Issuance (retirement) of common and preferred stock                         204,391      27,962,850
  Cash dividends                                                           (4,049,472)     (2,510,595)
-----------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                            172,735,881     256,221,586
-----------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                       (10,314,590)     63,810,137
  Cash and cash equivalents at beginning of year                           62,903,103      30,522,189
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 52,588,513      94,332,326
=====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                  $  27,859,125   $  22,543,115
=====================================================================================================
Cash Paid For Income Taxes                                              $   7,182,149   $   5,353,452
=====================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH AND OTHER
INVESTING ACTIVITIES:
Dividends declared and unpaid                                           $   1,340,798   $   1,102,297
=====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 September 1996

Note A -- Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Part 1.   Financial Information

         Item 1. Financial Statements

                 The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

         Item 2. Management Discussion and Analysis of Financial Condition and of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the nine months ended September 30, 1996 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through June 30, 1996 as provided by the Federal Reserve System; the peer group is comprised of 114 bank holding companies having $1 to $3 billion in assets.

I.  EARNINGS PERFORMANCE SUMMARY

                                           Three Months Ended                 Change
                                         9/30/96       9/30/95          Amount     Percent
(000's)
Net Income                                $3,792        $3,031            $762       25.1%
Earnings per share                         $0.99         $0.77           $0.22       28.6%
Weighted average
     shares outstanding                    3,724         3,687              37        1.0%
Return on average assets                   1.17%         1.04%           0.13%         N/A
Average assets                        $1,288,949    $1,155,716        $133,233       11.5%
Return on average
     shareholders' equity                 14.70%        12.47%           2.23%         N/A
Average shareholders' equity            $104,362       $98,947          $5,414        5.5%
Percentage of average shareholders'
     equity to average assets              8.10%         8.56%          -0.46%         N/A

 * May not foot due to rounding

A.  Net Income Trend

     Net income and earnings per share reached record highs in the third quarter of 1996 at $3.792 million and $.99, respectively. Compared to third quarter 1995, net income rose 25% while earnings per share were up 29%. For the first nine months of the year, net income was $10.455 million, 25% higher than in 1995, while earnings per share rose 3.8% to $2.72, reflecting 20% more shares outstanding due to last year's common stock issuance. The .$99 per share compares favorably to $.92 per share in the second quarter and $ .82 per share in the first quarter of this year.

     This achievement also reflects elimination of the short-term earnings per share dilution caused by the company's mid-1995 purchase of 15 branches from The Chase Manhattan Bank, N.A. and related $27.5 million capital raising. In addition, tangible book value per share has accelerated nicely to $18.64, up 25% from the September 30, 1995 level of $14.92.

     Steady improvement since last year's branch acquisition resulted in return on shareholder equity reaching 14.70% for the quarter just ended. Tangible return on tangible equity, which a growing number of bank analysts and investors consider to be a better measure of a company's core profitability and value being created for shareholders, increased to 24.21%. While third quarter results have not yet been released for the 28 bank regional peer group against which we regularly compare performance, our tangible return on tangible equity was the highest for this group in the second quarter of this year.

B. Balance Sheet Trends

     Loans outstanding increased 4.5% during the quarter, up from 4.0% and 2.9% growth during the second and first quarters of 1996, respectively. Over the last twelve months, loans have risen by 15%, marking consistent progress toward a fourth consecutive year in which loan growth has exceeded 15%. More than 40% of the $82 million in loan growth originated in the markets served by the former Chase branches; excluding their impact, loans would have risen by 8.7%, highlighting the strategic contribution of the new branches to CBSI's success.

     The primary components of the $66.5 million increase in loans since year end 1995 are the bank's business lending products (up $22.0 million); indirect consumer loans (up $24.9 million), predominantly reflecting automobile financing through an established dealer network; and consumer mortgages (up $14.8 million, net of $5.6 million in originations sold service-retained in the secondary market). Increases continue to be modest in the consumer direct loan product line (up $4.8 million, including variable-rate home equity products). The portfolio contains no credit card receivables.

      Investments totaled $595.3 million for the quarter just ended, up $20.8 million (3.6%) from June 30, 1996. The second quarter increase is attributable to favorable buying opportunities funded by capital market borrowings. Since September 30, 1995, there has been $66.0 million (12.5%) in investment growth.

     Total deposits have increased 1.6% since June 30, 1996 to $1.04 billion, largely the result of seasonal inflows of municipal deposits in September compared to a low period for municipal deposits in June, caused in part by New York State budget delays . During the last twelve months, total deposits have fallen $34.5 million or 3.2%, reflecting the sale in December 1995 of three of the original 15 Chase branches with $43 million in deposits.

C. Income Statement Trends

     Third quarter tax equivalent net interest income rose 11.8% or $1.5 million versus the same period last year. The improvement reflects average earning asset growth of $128 million, 38% of which resulted from an expansion of the company's investment portfolio largely during the second quarter of this year when financial market rates were attractive. Continued steady loan growth throughout the last twelve months along with CBSI's targeted investment strategy was funded by greater borrowings, almost 55% or $100 million at original terms of one year or more as of quarter end. The net interest margin for the quarter was unchanged from a year earlier at 4.82%. Ten basis points of the current margin reflects a one-time accounting change that the company had the flexibility to adopt coincident with its share ($263,000) of the one-time assessment signed into law on September 30 to rebuild the SAIF deposit insurance fund.

     Compared to second quarter 1996, tax equivalent net interest income increased $656,000. Average earning assets climbed almost $62 million, about a third of which reflected investment portfolio growth. The net interest margin narrowed by 9 basis points. This was caused by a higher cost of funds resulting from an increased share of longer term borrowings offset by a slightly higher earning asset yield resulting from the one-time accounting change discusses above.

     Noninterest income in third quarter 1996 climbed 35% over the same period last year. More than half the growth reflects the contribution of CBSI's acquisition earlier in the quarter of Benefit Plans Administrative Services, Inc. (BPA), a pension administration and consulting firm located in Utica, NY. The balance of the improvement, which represents a 14.8% increase versus third quarter 1995, largely reflects higher fees from the sale of annuities and mutual funds, increased Visa merchant and debit card fees, and greater overdraft fees, service charges and commissions from an expanded customer base gained from last year's Chase branch purchase. For the first nine months of this year, noninterest income rose 35% versus the comparable 1995 period (excluding net securities losses in second quarter 1995).

     Overhead was up 4.7% this quarter compared to the third quarter in 1995. Both periods contain certain nonrecurring expense items. Excluding this quarter's impact of the SAIF insurance assessment and added overhead of the BPA acquisition and last year's impact of one-time expenses related to the Chase branch acquisition, overhead increased by 6.3 %. The bulk of the addition reflects higher benefit and incentive expenses as well as a full quarter's impact of a variety of occupancy, equipment, and processing costs associated with the new branches. Compared to second quarter 1996, overhead rose .5%, excluding the SAIF assessment and BPA acquisition. For the first nine months of this year, overhead rose 19.6%; 1996 contains the full impact of the Chase and BPA acquisitions while 1995 reflects only a partial quarter's impact of the new branches. When non interest expense is expressed as a percentage of assets, the bank is in the favorable 41st peer percentile.

     The company's efficiency ratio (overhead compared to recurring operating income) improved from the third quarter 1995 level by 5.5 percentage points to 57.5%. This performance compares positively to the national peer bank median of 59.8% based on data available through June 30, 1996. The ratio is now better than the level prior to the Chase transaction, and excluding the amortization of intangibles, is an even more meaningful 5.0% lower at 53.3%. This improvement reflects continued focus on strict expense control as well as leveraging CBSI's capital through the Chase branch acquisition and subsequent selected capital market borrowing.

     Primarily as a result of higher pretax income, YTD 1996 income taxes increased by $1.7 million over the same 1995 period. CBSI's marginal tax rates are 35% federal and 9% state (plus a 2.5% surcharge scheduled to be phased out over time).

D. Asset Quality Trend

     Asset quality remains good at the company. Net charge-offs for the third quarter were .19% of average loans, slightly more than for the comparable quarter last year but lower than in each of the subsequent quarters. Nonperforming loans continue to be monitored closely and managed conservatively, ending the quarter at $3.2 million, up $1.4 million over the September 30, 1995 level. As a result, the ratio of nonperforming loans to loans outstanding has risen 18 basis points since then to .51% at quarter end, still only about half the national peer bank median of 1.02% at June 30, 1996. This increase was largely due to higher but manageable levels of nonaccruing commercial loans and 90-day real estate and installment loan delinquencies. Total delinquencies and nonaccruals were 1.31% of total loans at quarter end, well within the company's internal guideline of 2.0%.

     Third quarter loan loss provision expense was about 1.3 times greater than for the same period last year. Coverage of net charge-offs improved to 214%, consistent with CBSI's strong loan growth so that the ratio of loan loss reserves to loans outstanding was maintained at 1.25%. Coverage of the reserve over nonperformers is considered strong by management at 2.4 times, which compares favorably to the national peer bank norm of 2.1 times as of June 30, 1996. Over 12% of the reserve is available for absorbing general, unforeseen loan losses after allocation by specific customer and loan type.

E. Capital and Other Trends

     As of September 30, 1996, the tier I leverage ratio was 5.65% versus 5.55% twelve months earlier. The increase in the ratio is attributable to favorable earnings during the last 12 months and scheduled amortization of intangible assets, partially offset by the continued strategy to leverage the balance sheet when favorable investment opportunities present themselves. The present ratio also includes the impact of redeeming (in 1995) 45,000 shares ($4.5 million) in preferred stock. The ratio is still well above the 5% minimum required to be a "well-capitalized" bank as defined by the FDIC. Compared to second quarter 1996, the ratio remained unchanged due to strong investment growth funded with capital market borrowings being fully offset by earnings and intangible amortization.

     As a result of the aforementioned reasons, the tier I risk-based capital ratio as of September 30, 1996 was 10.57%, or 16 basis points higher than it was as of September 30, 1995. This compares to a 6% "well-capitalized" regulatory minimum.

     Book value per share increased 8.1% from September 30, 1995 to $27.21 as of the of the most recent quarter end, while tangible book value per share (which additionally reflects intangible amortization) has risen nicely to $18.64, up 25.0% over the same period.

     The bank's liquidity level is very favorable as of September 30, 1996. In the event of a liquidity crisis, over $230 million (essentially short term assets minus short term liabilities) or 17.1% of assets could be converted into cash within a 30-day time period. Over a 90 day time period, 16.1% of assets could be converted to cash.

     As shown by the statement of cash flows preceding the Management Discussion and Analysis, the bank's cash and cash equivalents grew $3.2 million during the quarter to $52.6 million as of September 30, 1996, a level $41.7 million lower than one year earlier. Net cash provided by operating activities was $13.1 million reflecting favorable earnings. Financing activities provided cash of $172.7 million. Investing activities utilized $196.1 million.

II.   SUPPLEMENTAL INFORMATION TO EARNINGS PERFORMANCE SUMMARY

      The following sections of this report discuss more fully certain of the balance sheet and earnings trends summarized above.

A. Net Interest Income

      The change in net interest income reflects changes in net interest margin and earning asset levels.

      On a tax-equivalent basis, net interest income for third quarter 1996 increased $1.5 million (11.7%) over the same 1995 period to $14.4 million. This reflects a $128.09 million (12.1%) increase in average earning assets with $80 million in loan growth and $48 million in investment growth. The net interest margin was unchanged from a year earlier largely due to the 12 BP higher cost of funds resulting from the increased mix of longer term borrowings being fully offset by higher earning asset yields largely due to the aforementioned one-time accounting change.

     Compared to second quarter 1996, there was a $656,000 increase in net interest income. The change is attributable to earning asset growth, partially offset by a 9 BP lower net interest margin.

      The table below shows these underlying dynamics.

For the Quarter            Net           Net          Yield on        Cost          Average
Ended:                   Interest      Interest       Earning          of           Earning
(000's)                   Income        Margin         Assets         Funds          Assets
                                                                       (b)

                       ---------------------------------------------------------
                              Amount and Change from Preceeding Quarter
                       ---------------------------------------------------------

September 30, 1995
             Amount       $12,849         4.82%          8.43%         3.66%       $1,057,820
             Change        $2,150         0.07%         -0.30%        -0.43%            17.0%

December 31, 1995
             Amount       $13,467         5.05%          8.60%         3.56%       $1,058,510
             Change          $618         0.23%          0.17%        -0.09%             0.1%

March 31, 1996
             Amount       $13,325         5.04%          8.62%         3.59%       $1,063,977
             Change        ($142)        -0.01%          0.02%         0.02%             0.5%

June 30, 1996
             Amount       $13,698         4.90%          8.51%         3.64%       $1,124,059
             Change          $373        -0.14%         -0.11%         0.05%             5.6%

September 30, 1996
             Amount       $14,355         4.82%          8.55%         3.78%       $1,185,913
             Change          $656        -0.09%          0.04%         0.14%             5.5%

Change from
September 30, 1995 to
September 30, 1996
             Amount        $1,506         0.00%          0.12%         0.12%         $128,093             $0
           % Change         11.7%           ---            ---           ---            12.1%            ---

Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.

       (b)  Interest expense divided by total deposits and borrowed funds.

 * May not foot due to rounding

Despite the high proportion of (89th peer percentile) of the bank's assets being in investments (whose yields are relatively low compared to loans), the net interest margin is in the favorable 66th peer percentile as of June 30, 1996. This is attributable to high earning asset yields being in the favorable 71st percentile and a low cost of funds being in the 40th percentile.

B.  Capital

      The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below.

For the Quarter               Market        Market         Market          # of           Cash          Share
Ended:                        Price         Price         Price           Shares        Dividend        Volume
                              High           Low          Close        Outstanding      Declared        Traded
                          ------------------------------------------------------------------------------------
                                                  Amount and Change from Preceeding Quarter
                          ------------------------------------------------------------------------------------
September 30, 1995
           Amount           $36.75        $25.25         $33.75        3,674,325         $0.30       2,664,957
           Change            26.7%          4.1%          32.4%             4.9%          0.0%           37.0%

December 31, 1995
           Amount           $34.25        $31.00         $32.00        3,679,625         $0.33         629,130
           Change            -6.8%         22.8%          -5.2%             0.1%         10.0%          -76.4%

March 31, 1996
           Amount           $32.75        $30.25         $31.00        3,682,315         $0.33         316,309
           Change            -4.4%         -2.4%          -3.1%             0.1%          0.0%          -49.7%

June 30, 1996
           Amount           $32.50        $30.75         $31.13        3,682,315         $0.33         447,194
           Change            -0.8%          1.7%           0.4%             0.0%          0.0%           41.4%

September 30, 1996
           Amount           $35.50        $34.00         $34.25        3,725,203         $0.36         445,958
           Change             9.2%         10.6%          10.0%             1.2%          9.1%           -0.3%

Change from
September 30, 1995 to
September 30, 1996
           Amount          ($1.25)         $8.75          $0.50           50,878         $0.06     (2,218,999)
         % Change            -3.4%         34.7%           1.5%             1.4%         20.0%          -83.3%

     CBSI's stock closed third quarter 1996 at $34.25, up 1.5% from one year earlier when it closed at $33.75. The volume of shares traded at 445,958 was 83% less than during third quarter 1995, when trading was unusually high related to market speculation regarding the Chase transaction.

     The cash dividend shown above reflects a 3 cent (9%) per share increase in the quarterly dividend per common share that was effective in third quarter 1996, as well as a 3 cent increase effective in the fourth quarter of last year. This most recent increase was the sixth dividend increase within five years. The 1996 common dividend payout of 36.1% has increased from the same 1995 period but remains within the company's targeted 30-40% guideline.

C.   Loans

     Loans outstanding, net of unearned discount, reached a record $626.7 million as of September 30, 1996, a very favorable $ 81.7 million (15.0%) growth in the last twelve months. Outstandings have now climbed for eighteen consecutive quarters. As shown in the table below, CBNA is predominantly a retail bank, with almost 70% of its outstandings spread across three basic consumer loan types.

For the Quarter          Consumer       Consumer        Consumer        Business         Total         Yield on
Ended:                    Direct        Indirect        Mortgages        Lending         Loans           Loans
(000's)
                       ---------------------------------------------------------------------------------------------
                                Amount and Change from Preceeding Quarter                  Quarterly Average
                       ---------------------------------------------------------------------------------------------
September 30, 1995
            Amount          $103,316        $132,509        $144,206        $164,960       $544,991       9.63%
            Change              6.0%           11.5%            1.3%           11.5%           5.8%        0.03

 December 31, 1995
            Amount          $104,317        $135,107        $146,561        $174,167       $560,152       9.65%
            Change              1.0%            5.6%            1.6%            5.6%           2.8%        0.02

    March 31, 1996
            Amount          $105,759        $138,821        $150,301        $181,614       $576,495       9.52%
            Change              1.4%            2.7%            2.6%            4.3%           2.9%      (0.13)

     June 30, 1996
            Amount          $105,895        $149,197        $155,579        $188,868       $599,538       9.44%
            Change              0.1%            7.5%            3.5%            4.0%           4.0%      (0.08)

September 30, 1996
            Amount          $109,137        $159,996        $161,388        $196,171       $626,693       9.36%
            Change              3.1%            7.2%            3.7%            3.9%           4.5%      (0.08)

Change from
September 30, 1995 to
September 30, 1996
            Amount            $5,821         $27,487         $17,181         $31,212        $81,702      -0.27%
            Change              5.6%           20.7%           11.9%           18.9%          15.0%         N/A

Loan mix
September 30, 1995 to           19.0%          24.3%           26.5%          30.3%          100.0%
    September 30, 1996         17.4%           25.5%           25.8%           31.3%         100.0%
            Change             -1.5%            1.2%           -0.7%            1.0%         ---

 * May not foot due to rounding

Since the Chase acquisition, loans at the remaining 12 branch locations have increased by over 3.2 times to $52.7 million.

      Almost 40% of the bank's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which increased 18.9% reflecting strong business development efforts.

      More than a third of the bank's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations), which grew 20.7%. This reflects good automobile demand industry-wide, as well as continued greater emphasis on this product line in the bank's Southern Region.

     The remaining growth over this period resulted from a 11.9% increase in consumer mortgages and an 5.6% growth in consumer direct loans (applications taken at branch locations).

     Due, in part, to an over a 50 BP decrease in the average prime rate, the average loan yield for the quarter just ended is 27 BP lower than the same quarter a year ago.

D.  Asset Quality
The following table reflects the detail of non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .29% as of September 30, 1996, up 10 basis points from a year ago. There is no troubled debt restructuring. OREO for all periods is recorded at the lower of cost or market less estimated cost to sell. The ratio of nonperforming assets to loans plus OREO at .62% remains better than the company's internal goal of less than
 .75%. Non-performing assets were up $677,000 or 49.8%. Over half of this increase was caused by one large mortgage loan whose condition is being monitored closely.

                                           3 Months       3 Months     12 Months
            (000's or % Ratios)          September 30,  September 30,    Dec 31,
                                             1996          1995           1995

Loans accounted for on a                   $2,036           $1,359       $1,328
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                              $1,176           $  460       $  667
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings                        $    0           $    0       $    0
Other Real Estate (OREO)                   $  693           $  443       $  614

Total Non-Performing Assets                $3,905           $2,262       $2,609
Total Non-Performing Assets/                 0.29%            0.19%        0.23%
    Total Assets

Total Non-Performing Assets/                 0.62%            0.41%        0.47%
Total Loans & OREO

Loan Loss Allowance /                         200%             300%         267%
Non-Performing Assets

 * May not foot due to rounding

E.  Deposits

      The table below displays the components of total deposits including volume and rate trends over the last five quarters.

For the Quarter          Average        Average       Average       Average        Average      Average
Ended:                    Demand        Savings        Money          Time          Total      Deposits/
(000's)                                               Market                      Deposits      Earning
                                                                                                Assets
                       -----------------------------------------------------------------------------------
                                                    Amount and Average Rate
                       -----------------------------------------------------------------------------------
September 30, 1995
            Amount          $142,413      $345,812       $79,542       $447,253    $1,015,020       96.0%
      Yield / Rate              ----         2.68%         2.72%          5.55%         3.57%

 December 31, 1995
            Amount          $144,997      $363,553       $74,627       $465,560    $1,048,737       99.1%
      Yield / Rate              ----         2.54%         2.62%          5.60%         3.55%

    March 31, 1996
            Amount          $141,690      $347,589       $70,753       $475,561    $1,035,593       97.3%
      Yield / Rate              ----         2.46%         2.48%          5.53%         3.53%

     June 30, 1996
            Amount          $143,227      $347,462       $63,224       $485,358    $1,039,270       92.5%
      Yield / Rate              ----         2.43%         2.46%          5.43%         3.50%

September 30, 1996
            Amount          $144,692      $341,349       $67,941       $472,739    $1,026,721       86.6%
      Yield / Rate              ----         2.44%         2.48%          5.46%         3.49%

Change in quarterly
average outstandings
& yield / rate
September 30, 1995 to
September 30, 1996
            Amount            $2,278      ($4,463)     ($11,602)        $25,487       $11,701        ($0)
          % Change              1.6%         -1.3%        -14.6%           5.7%          1.2%       -9.8%
    Change (% pts)              ----         -0.24         -0.24          -0.09         -0.08        0.00

Deposit Mix
September 30, 1995 to          14.0%         34.1%          7.8%          44.1%        100.0%
September 30, 1996             14.1%         33.2%          6.6%          46.0%        100.0%
            Change              0.1%         -0.8%         -1.2%           2.0%          ----

 * May not foot due to rounding

     There was a 1.2% increase in average deposits from third quarter 1995 to the quarter just ended. This was made up of $25.5 million or 5.7% growth in time deposits and $2.3 million or 1.6% growth in average demand deposits. This was offset by declines in savings and money market accounts of $4.5 million (-1.3%) and $11.6 million (-14.6%), respectively. This increase in average total deposits comes despite the sale of three branches with $43 million in deposits in December of 1995 to NBT bank.

     Despite average Fed Funds moving down 50 BP during this period and material interest rate decreases from third quarter 1995 to third quarter 1996 in all individual deposit categories, the average total deposit rate moved down only 8 BP attributable to an expanding mix of higher cost time deposits. This higher mix reflects the strategy to attract additional time deposits competitively priced with capital market borrowings.

F.  Liquidity and Borrowing Position

     The following table shows the trend of major earning assets and funding sources over the last five quarters.

For the Quarter         Average        Average          Ave Core         Average          Average          Average
Ended:                   Loans       Investments        Deposits        Municipal     Capital Market       Interest
(000's)                                  (a)              (b)            Deposits        Borrowings        Bearing
                                                                                                         Liabilities
                       -------------------------------------------------------------------------------------------------
                                                      Amount and Average Yield / Rate
                       -------------------------------------------------------------------------------------------------
September 30, 1995
            Amount        $532,156         $525,664         $892,283         $122,737          $29,002         $901,609
      Yield / Rate           9.63%            7.21%            3.61%            3.30%            6.56%            4.23%

 December 31, 1995
            Amount        $550,480         $508,031         $921,111         $127,626           $5,604         $909,344
      Yield / Rate           9.65%            7.45%            3.60%            3.24%            5.39%            4.13%

    March 31, 1996
            Amount        $569,267         $494,710         $884,358         $151,235          $26,143         $920,046
      Yield / Rate           9.52%            7.57%            3.57%            3.29%            5.76%            4.14%

     June 30, 1996
            Amount        $589,407         $534,653         $893,135         $146,136          $73,858         $969,902
      Yield / Rate           9.44%            7.48%            3.52%            3.39%            5.62%            4.18%

September 30, 1996
            Amount        $611,922         $573,991         $900,950         $125,771         $144,987       $1,027,016
      Yield / Rate           9.36%            7.69%            3.54%            3.14%            5.83%            4.31%

Change in quarterly
average outstandings
& yield / rate from
September 30, 1995
to September 30, 1996
            Amount        $79,766          $48,327           $8,667           $3,034         $115,985         $125,407
          % Change          15.0%             9.2%             1.0%             2.5%           399.9%            13.9%
     Change (%pts)          -0.27             0.48            -0.07            -0.16            -0.73             0.08

Note (a) Yield on average investments calculated on a full-tax equivalent basis.

     (b) Defined as total deposits minus municipal deposits; includes CDs > $100,000 for individuals and businesses.

 * May not foot due to rounding

     Borrowings for third quarter 1996 averaged $144.9 million compared to $29.0 million for third quarter 1995. This increase resulted from borrowings being virtually paid off with the acquired Chase deposits and capital issued from the end of June through mid-

July 1995. Borrowing levels have increased to fund investment opportunities resulting from favorable market conditions. Average loans grew $79.8 million (15%) in the last year while average investments grew $48.3 million or 9.2%, the combined increase funded almost entirely with the aforementioned capital market borrowings.

G.  Investments and Asset/Liability Management

      The investment portfolio at quarter end comprised 48.7% of earning assets, down from 49.3% on September 30, 1995, increasing through a combination of floating and fixed rate investment purchases. As a result, the investment portfolio has grown by $66.0 million or 12.5% during the last twelve months.

      As shown by the table below, the bank's investments consist primarily of U.S. treasury securities, mortgage-backed securities (including U.S. agencies and collateralized mortgage obligations), and tax-exempt obligations of state and political subdivisions. As of the most recent quarter end, 19.9% of the bank's entire portfolio was invested in agency-guaranteed collateralized mortgage obligations (CMOs). The portfolio does not contain any Principal Only
(PO), Interest Only (IO), or Inverse Floater Traunches.

For the Quarter                        U.S.       Mtg-Backs       Tax        Other          Total         Invests /
Ended:                                Gov'ts         (a)        Exempts       (b)        Investments       Earning
(000's)                                                                                      (c)            Assets
                                                                                                              at
                                    -----------------------------------------------------------------------------------
                                                                                                            Period
                                                Amount and Change from Preceding Quarter                     End
                                    -----------------------------------------------------------------------------------
          September 30, 1995
                      Amount           $244,887      $200,644     $15,609      $68,065         $529,205          49.3%
                      Change              15.4%         13.0%       -6.5%       229.4%            23.9%            3.9

           December 31, 1995
                      Amount           $235,137      $193,919     $15,844      $27,467         $472,367          45.8%
                      Change              -4.0%         -3.4%        1.5%       -59.6%           -10.7%          (3.4)

              March 31, 1996
                      Amount           $250,033      $213,031     $16,642      $21,468         $501,174          46.6%
                      Change               6.3%          9.9%        5.0%       -21.8%             6.1%            0.7

               June 30, 1996
                      Amount           $308,641      $228,843     $15,508      $21,469         $574,461          48.9%
                      Change              23.4%          7.4%       -6.8%         0.0%            14.6%            2.4

          September 30, 1996
                      Amount           $299,909      $257,234     $19,379      $18,704         $595,226          48.7%
                      Change              -2.8%         12.4%       25.0%       -12.9%             3.6%          (0.2)

Change from
September 30, 1995 to
September 30, 1996
                      Amount            $55,022       $56,590      $3,770    ($49,361)          $66,020          -0.5%
                      Change              22.5%         28.2%       24.2%       -72.5%            12.5%            ---

Investment Mix
September 30, 1995 to                     46.3%         37.9%        2.9%        12.9%           100.0%
September 30, 1996                        50.4%         43.2%        3.3%         3.1%           100.0%
                      Change               4.1%          5.3%        0.3%        -9.7%              ---

      Note: (a)  Includes CMOs and pass throughs
            (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock
            (c)  Excludes market value adjustment


 * May not foot due to rounding

      The average fully taxable equivalent yield in the last year has increased 40 basis points to 7.61% on average for third quarter 1996 versus third quarter 1995; this increase is largely the result of the aforementioned accounting change, which resulted in two third quarter Federal Home Loan Bank dividends. The 13 basis point increase in the portfolio rate in third quarter 1996 compared to second quarter 1996 again is largely due to the extra FHLB dividend. Excluding the extra FHLB dividend, the third quarter average investment rise was 7.48%.

      The portfolio market value decreased from 102.5% of book value one year ago to 100.6% of book value as of September 30, 1996.

      The average portfolio life based on earliest redemption date increased from 4.4 years on September 30, 1995 to 5.2 years on September 30, 1996, largely attributable to first quarter 1996 buying of selected longer term floating rate investments (which move with 1 month LIBOR and 3 month T-Bill) structured to minimize interest rate risk.

      As of the most recent quarter end, 33.8% of the investment portfolio was classified as available-for-sale (AFS) in accordance with SFAS No. 115, with the remainder (66.2%) as held-to-maturity. The pretax market value adjustment of the AFS portfolio was a favorable $ 331,000 as compared to $65,000 a year earlier.

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

Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits required by Item 601 of Regulation S-K:

              (11) Statement re Computation of earnings per share

              (21)Subsidiaries of the registrant
              - Community Bank, National Association, State of New York
              - Northeastern Computer Services, Inc. State of New York
               - Community Financial Services, Inc., State of New York

         b)   No reports on Form 8-K were filed during first quarter 1996.

                                   SIGNATURES


      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Community Bank System, Inc.


Date:  November 14, 1996                         /s/ Sanford A. Belden
                                    ----------------------------------
                                      Sanford A. Belden, President and
                                        Chief Executive Officer



Date:  November 14, 1996                          /s/ David G. Wallace
                                    ----------------------------------
                                      David G. Wallace, Senior Vice President
                                                        Chief Financial Officer