Form 10-K
period 1996-12-31
COMMUNITY BANK SYSTEM INC
filed 1997-04-02
CIK 723188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 1, 1997
               PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996 Commission file number 0-11716

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

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during all the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

$172,920,026 based upon average selling price of $23.00 and 7,518,262 shares on
                                March 25, 1997.
            (as adjusted for 2-for-1 stock split on March 13, 1997)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          7,518,262 shares Common Stock No Par Value at March 25, 1997

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

               1. Definitive Proxy Statement for Annual Meeting of
            Stockholders to be held on May 14, 1997 .........Part III

                            Exhibit index on page 81

                                    Part I


Item 1.  Business

General

         Community Bank System, Inc. ("Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214 and its telephone number is (315) 445-2282. The Company became a bank holding company in 1984 with the acquisition of The St. Lawrence National Bank ("St. Lawrence Bank") on February 3, 1984 and the First National Bank of Ovid (renamed Horizon Bank, N.A or "Horizon Bank") on March 2, 1984. Also in 1984 the Company obtained a national bank charter for its third wholly-owned subsidiary bank, The Exchange National Bank ("Exchange Bank"), and on July 1, 1984 Exchange Bank acquired the deposits and certain of the assets of three branches of the Bank of New York located in southwestern New York. On September 30, 1987, the Company acquired The Nichols National Bank ("Nichols Bank") located in Nichols, New York. On September 30, 1988, the Company acquired ComuniCorp, Inc., a one-bank holding company located in Addison, New York, the parent company to Community National Bank ("Community Bank"). On March 26, 1990, Community Bank opened the Corning Market Street branch from the Company's acquisition of deposits and certain assets from Key Bank of Central New York. On January 1, 1992, the Company's five banking affiliates consolidated into a single, wholly-owned national banking subsidiary, known as Community Bank, N.A. ("Bank"). On March 31, 1993, the Bank's marketing representative office in Ottawa, Canada was closed. On June 3, 1994, the Company acquired three branch offices in Canandaigua, Corning and Wellsville, New York from the Resolution Trust Corporation. On October 28, 1994, the Company acquired the Cato, New York branch of The Chase Manhattan Bank, N.A. On July 14, 1995, the Company acquired 15 branch offices from The Chase Manhattan Bank, N.A. located in Norwich, Watertown (two), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two), and Penn Yan, New York ("Chase Branches"). On December 15, 1995, the Company sold three of the former Chase Branches, located in Norwich, New Hartford, and Utica, to NBT Bank, N.A.

         The Company had a wholly-owned data processing subsidiary, Northeastern Computer Services, Inc. ("Northeastern"). Northeastern was acquired by the Company from the St. Lawrence Bank on May 31, 1984 pursuant to a corporate reorganization. Northeastern had previously been a wholly-owned subsidiary of the St. Lawrence Bank and was the survivor of a merger with Lawban Computer Systems, Inc., another wholly-owned subsidiary of the St. Lawrence Bank. Northeastern's office was located at 6464 Ridings Road, Syracuse, New York. In December 1991, the Company entered into a five year agreement with Mellon Bank, N.A. to provide data processing services (the agreement has since been renewed for a term ending December 31, 2002). On June 30, 1992, Northeastern ceased operations. On January 17, 1997 all the outstanding shares of common stock of Northeastern were transferred from the Company to Community Bank, N.A. On that date, Northeastern became a wholly-owned subsidiary of CBNA and changed its name to CBNA Treasury Management Corporation. CBTM is now utilized by the Bank to manage its Treasury function including asset liability, investment portfolio, and liquidity management.

          The Company also had a wholly-owned mortgage banking subsidiary, Community Financial Services, Inc. ("CFSI"), which was established in June 1986; it commenced operation in January 1987. In July 1988, CFSI purchased Salt City Mortgage Corp., a Syracuse-based mortgage broker. CFSI was dissolved in 1990.

         In July 1996, the Company purchased Benefit Plans Administrators of Utica, New York, a designer and administrator of qualified and nonqualified pension programs.

         The Company provides banking services through its two regional offices at 45-49 Court Street, Canton, New York and 201 North Union Street, Olean, New York, as well as through 49 customer facilities in the counties of St. Lawrence, Jefferson, Lewis, Oneida, Cayuga, Seneca, Ontario, Oswego, Wayne, Yates, Allegheny, Cattaraugus, Tioga, Steuben, and Onondaga. The administrative office is located at 5790 Widewaters Parkway, DeWitt, New York, in Onondaga County. The Bank is a community retail bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank's branches are generally located in small cities and villages within its geographic market areas. The Company believes that the local character of business, knowledge of the customer and customer needs, and comprehensive retail and small business products, together with rapid decision-making at the branch and regional level, enable the Bank to compete effectively.

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

         The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. Nearly 70% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. In addition, the typical loan to the Company's commercial business borrowers is under $60,000, with only 27% of the commercial portfolio being in loans in excess of $500,000.

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

Competition

         The Company, through the Bank, competes in three distinct banking markets in the Northern ("Northern Market"), Finger Lakes ("Finger Lakes Market"), and Southern Tier ("Southern Tier Market") regions of New York State. The Bank considers its primary market areas in these regions to be the counties in which it has banking facilities. Major competitors in these markets include local branches of banks based in New York City, Albany or Buffalo, New York, and Cleveland, Ohio, as well as local independent banking and thrift institutions and federal credit unions. Other competitors for deposits and loans within the Bank's market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers. Lastly, personal and corporate trust and investment counseling services in competition with the Bank are offered by insurance companies, investment counseling firms and other financial service firms and individuals.

         The Bank is predominantly a retail bank committed to the philosophy of serving the financial needs of customers in the local communities it serves. The Bank's branches are generally located in small cities and villages within its geographic market areas. The Company believes that the local character of business, the Bank's knowledge of the customer and customer needs, and its comprehensive retail and small business products, together with rapid decision-making at the branch and regional level, enable the Bank to compete effectively.

         Northern Market. Branches in the Northern Market compete for loans and deposits in the four county primary market area of St. Lawrence, Jefferson, Lewis, and Oneida Counties in Northern New York State. Within this market area, the Bank maintains a market share(1) of 7.7% including commercial banks, credit unions, savings and loan associations and savings banks. The Bank operates 21 customer facilities in this market and is ranked either first or second in market share in 14 of the 16 towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Franklin County.

         Finger Lakes Market. In the Finger Lakes Market, the Bank operates 14 customer facilities competing for loans and deposits in the six-county primary market area of Seneca, Oswego, Ontario, Wayne, Onondaga, and Cayuga Counties. Within the Finger Lakes Market area, the Bank maintains a market share(1) of approximately 2.6% including commercial banks, credit unions, savings and loan associations and savings banks. The Bank is ranked either first or second in market share in seven of the eleven Finger Lakes Market area towns where its offices are located.

         Southern Tier Market. The Bank's Southern Tier Market consists of two sub-markets, the Olean submarket and the Corning submarket.

         Olean Submarket. The Olean Submarket competes for loans and deposits in the primary market area of Cattaraugus and Allegany Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of approximately 14.2% including commercial banks, credit unions, savings and loan associations and savings banks. The Olean Submarket operates five office locations, and the Bank is ranked either first or second in market share in three of the four towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chautauqua County.

         Corning Submarket. The Corning Submarket competes for loans and deposits in the primary market area of Steuben, Yates and Tioga Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of approximately 10.1% including commercial banks, credit unions, savings and loan associations and savings banks. The Corning Submarket operates nine office locations, and the Bank is ranked either first or second in market share in all seven of the towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chemung and Schuyler Counties in New York State, and Tioga County in Pennsylvania.

(1) Deposit market share data as of June 30, 1996, as calculated by Sheshunoff Information Services, Inc.


Employees

         As of December 31, 1996, the Bank employed 578 full-time equivalent employees versus 563 at year-end 1995. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.


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


OCC Supervision

         The Bank is supervised and regularly examined by the OCC. The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Bank.

Limits on Dividends and Other Revenue Sources

         The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1996, the Bank had $18.3 million in undivided profits legally available for the payment of dividends.

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


Capital Requirements

         The Federal Reserve Board has established risk-based capital guidelines which are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 1996 were 10.70% and 11.83%, respectively.

         In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 1996 was 5.88%, which exceeded its regulatory requirement of 4.00%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.

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

Federal Deposit Insurance Corporation
Improvement Act of 1991

         In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the Bank Insurance Fund (the "BIF") of the FDIC by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators;
(iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;
(vi) additional grounds for the appointment of a conservator or receiver; (vii) a requirement that the FDIC use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks;
(ix) consumer protection provisions including a Truth-in-Savings Act; (x) a requirement that the FDIC establish a risk-based deposit insurance assessment system; (xi) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements; and
(xii) certain additional limits on deposit insurance coverage.

         FDICIA also provides for increased funding of the FDIC insurance fund through a risk-related premium schedule for insured depository institutions. The Bank's premium (before adjustments) for the quarterly assessment period beginning January 1, 1996, will be 1.30 basis points for its BIF -insured deposits and 6.48 basis points for its SAIF-insured deposits.

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


                                       Adequately Capitalized  Well Capitalized

Total Risk-Based Capital Ratio .............      8%                  10%

Tier I Risk-Based Capital Ratio ............      4%                   6%

Tier I Leverage Ratio ......................      4%                   5%

         If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered"undercapitalized," "significantly undercapitalized,"or" critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 1996, the Bank's total risk-based capital ratio and Tier I risk-based capital ratio were 11.83% and 10.70%, respectively, and its Tier I leverage ratio as of such date was 5.88%. Notwithstanding the foregoing, if its principal federal regulator determines that an "adequately capitalized" institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and prohibit branching, new acquisitions and new lines of business. Among other things, an institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.

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

         Real property and related banking facilities owned by the Company at December 31, 1996 had a net book value of $16.8 million and none of the properties was subject to any encumbrances. For the year ended December 31, 1996, rental fees of $744,000 were paid on facilities leased by the Bank for its operations.

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

Name and Age                       Position

Sanford A. Belden                  President and Chief Executive Officer of
Age 54                             the Company and the Bank

David G. Wallace                   Treasurer of the Company and Senior Vice
Age 52                             President and Chief Financial Officer of
                                   the Bank

James A. Wears                     Regional President, Northern Region
Age 47                             of the Bank

Michael A. Patton                  Regional President, Southern Region
Age 51                             of the Bank

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

        Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The Common Stock has been traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" since September 16, 1986. The following table sets forth the high and low bid quotations for the Common Stock, and the cash dividends declared with respect thereto, for the periods indicated. The quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. There were 3,737,406 shares of Common Stock outstanding on December 31, 1996 held by approximately 3,594 shareholders of record.

                                        COMMON STOCK PERFORMANCE
                                          NASDAQ Symbol: CBSI
                                     Newspaper Listing: CmuntyBkSys
                                           Market (Bid) Price


                               High     Low     Closing Price     Quarterly
Year / Qtr .....    Price      Price    Amount    % Change         Dividend

1996
    4th ........   $40.25     $34.00    $39.25         14.6%          $0.36
    3rd ........   $35.50     $30.75    $34.25         10.0%          $0.36
    2nd ........   $33.25     $30.50    $31.13          0.4%          $0.33
    1st ........   $32.75     $30.25    $31.00         -3.1%          $0.33

1995
    4th ........   $34.25     $31.00    $32.00         -5.2%          $0.33
    3rd ........   $36.75     $25.25    $33.75         32.4%          $0.30
    2nd ........   $29.00     $24.24    $25.50         -6.0%          $0.30
    1st ........   $27.75     $25.25    $27.13          3.4%          $0.30

         The Company has historically paid regular quarterly cash dividends on its Common Stock, and declared a cash dividend of $0.36 per share for the first quarter of 1996. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Common Stock, as well as to make payment of regularly scheduled dividends on the Trust Preferred Stock as and when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.
See "Supervision and Regulation -- Limits On Dividends and Other Payments."

 Item 6.  Selected Financial Data

         The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five year period ended December 31, 1996. The historical "Income Statement Data" and historical "Statement of Condition Data" are derived from financial statements which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The "Per Share Data", "Selected Ratios" and "Other Data" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form.

                            Years ended December 31,

                                                            ------------------------------------------------------------------
                                                                  1996          1995          1994          1993          1992
                                                            ------------------------------------------------------------------

Income Statement Data:

Interest income .........................................   $   97,688    $   83,387    $   61,575    $   54,642    $   56,345
Interest expense ........................................       42,422        36,307        22,130        17,733        21,608
                                                            ----------    ----------    ----------    ----------    ----------

Net interest income .....................................       55,266        47,080        39,445        36,909        34,737
Provision for possible loan losses ......................        2,897         1,765         1,702         1,506         2,727
                                                            ----------    ----------    ----------    ----------    ----------

Net interest income after provision for
  for possible loan losses ..............................       52,369        45,315        37,743        35,403        32,010
Non-interest income .....................................        8,874         6,558         5,120         4,764         5,082
Non-interest expense ....................................       37,450        33,019        26,498        24,827        26,447
                                                            ----------    ----------    ----------    ----------    ----------

Income before income taxes ..............................       23,793        18,854        16,365        15,340        10,645
Provision for income taxes ..............................        9,660         7,384         6,256         5,765         3,139
                                                            ----------    ----------    ----------    ----------    ----------

     Net income .........................................   $   14,133    $   11,470    $   10,109    $    9,575    $    7,506
                                                            ==========    ==========    ==========    ==========    ==========


End of Period Balance Sheet Data:

Total Assets ............................................   $1,343,865    $1,152,045    $  915,501    $  713,053    $  669,274
Net Loans ...............................................      652,474       560,151       483,079       417,871       362,356
Earning Assets ..........................................    1,231,058     1,034,183       861,599       671,415       625,342
Total Deposits ..........................................    1,027,213     1,016,946       679,638       588,315       557,915
Long-term debt ..........................................      100,000        25,550           550           592           139
Shareholders' equity ....................................      109,352       100,060        66,290        61,986        53,417

Average Balance Sheet Data:

Total Assets ............................................   $1,251,826    $1,054,610    $  808,948    $  684,863    $  650,804
Net Loans ...............................................      602,717       519,762       446,135       382,680       351,241
Earning Assets ..........................................    1,147,455       974,143       756,871       640,070       601,636
Total Deposits ..........................................    1,032,169       871,050       651,479       598,860       585,571
Long-term debt ..........................................       57,006         3,399           557           256           379
Shareholders' equity ....................................      103,398        84,231        64,033        57,298        50,868

Common Per Share Data:

Net Income ..............................................   $     3.67    $     3.41    $     3.59    $     3.43    $     2.76
Cash dividend declared ..................................         1.38          1.23          1.14          1.04          0.90
Period-end book value - stated ..........................        28.06         25.97         23.78         22.55         19.81
Period-end book value - tangible ........................        19.70         16.74         21.59         22.39         19.58

Common Outstanding Shares:

Average during period ...................................    3,741,259     3,261,205     2,814,710     2,788,330     2,722,093
End of period ...........................................    3,737,203     3,679,625     2,788,150     2,748,318     2,696,760

Selected Ratios:

Return on average total assets ..........................         1.13%         1.09%         1.25%         1.40%         1.15%
Return on average shareholders' equity (ex. pref. stock)         13.88%        13.85%        15.79%        16.71%        14.76%
Common Dividend payout ratio ............................        37.27%        34.79%        31.24%        29.67%        32.26%
Net interest margin (taxable equivalent basis) ..........         4.86%         4.88%         5.30%         5.90%         5.82%
Noninterest income/average assets (ex. sec gains & losses         0.71%         0.64%         0.69%         0.70%         0.75%
Efficiency ratio (taxable equivalent basis) .............        58.00%        60.82%        57.94%        58.45%        65.48%
Non-performing assets/period-end total loans and
   and other real estate owned ..........................         0.55%         0.47%         0.72%         0.73%         0.67%
Allow for loan losses/period-end loans ..................         1.25%         1.25%         1.30%         1.37%         1.37%
Allow for loan losses/period-end non-performing loans ...       285.58%       349.69%       192.79%       238.67%       310.05%
Allow for loan losses/period-end non-performing assets ..       224.33%       267.40%       179.67%       186.06%       205.72%
assetsassets
Net charge-offs (recoveries)/average total loans ........         0.29%         0.21%         0.25%         0.20%         0.59%
Average net loans/average total deposits ................        58.39%        59.67%        68.48%        63.90%        59.98%
Period-end total shareholders' equity/period end assets .         8.14%         8.69%         7.24%         8.69%         7.98%

Tier I capital to risk-adjusted assets ..................        10.70%        10.62%        12.43%        14.87%        13.13%
Total risk-based capital to risk-adjusted assets ........        11.83%        11.76%        13.68%        16.12%        14.37%
Tier I leverage ratio ...................................         5.88%         5.83%         6.80%         8.46%         7.90%
Ratio of earnings to fixed charges:
     Including interest on deposits .....................       155.77%       151.63%       173.40%       185.75%       148.72%
     Excluding interest on deposits .....................       478.68%       428.30%       500.78%      1753.02%      2233.27%

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

Results of Operations

------------------------------------------------------------------------------------------------------------------------------------
                            NET INCOME TREND                                                SHAREHOLDER RETURN TRENDS
                               ($ million)                                                     (REPORTED EARNINGS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             Return On       Return On
                                                                              Average         Average
                Reported Earnings              Recurring Earnings             Assets          Equity           Earnings Per Share
------------------------------------------------------------------------------------------------------------------------------------

 Year       Amount         % Change          Amount         % Change         (%)               (%)                ($)      Change
 ----       ------         --------          ------         --------         ---               ---                ---      ------

 1996       $14.133           23.2%         $14.009            17.4%         1.13%           13.88%             $3.67        7.6%
 1995       $11.470           13.5%         $11.929            12.1%         1.09%           13.85%             $3.41       -5.0%
 1994       $10.109            5.6%         $10.640            14.2%         1.25%           15.79%             $3.59        4.7%
 1993        $9.575           27.6%          $9.321            18.8%         1.40%           16.71%             $3.43       24.3%
 1992        $7.506          104.4%          $7.846            38.1%         1.15%           14.76%             $2.76      102.9%

Net Income and Profitability

         Net income and earnings per share reached record highs for 1996 at $14.1 million and $3.67, respectively. Compared to 1995, net income rose 23.2% while earnings per share were up 7.6%, reflecting greater average shares outstanding due to the Company's issuance of additional common and preferred stock in mid 1995. This issuance put sufficient capital in place to facilitate the purchase of 15 branches from The Chase Manhattan Bank, N.A. on July 14, 1995. Recurring or core earnings were up over 17% from last year to $14.0 million after removing the impact of certain one-time income and expense items and net gains/losses on the sale of investment securities and other assets. 1995's net income climbed 13.5% over the prior year to $11.5 million while earnings per share were down 5.0% to $3.41; core earnings rose at a 12% pace.

         These results reflect the third consecutive year in which acquisitions had an important impact on the Company's results. The contribution of the Chase branch purchase to improved profitability in 1996 was particularly demonstrated by loan growth in the former Chase markets, which enabled the Company to increase loans by 16.5% overall in contrast to a 10.4% growth rate in its other markets. On the other hand, part of the benefit of the Chase acquisition in 1995 was offset by approximately $775,000 in one-time expenses to integrate the purchase and subsequently sell in mid-December of that year the three former Chase branches not within CBSI's strategic market area. In 1994, when three branches from the Resolution Trust Company and one from Chase were acquired, nearly $425,000 in nonrecurring expenses was incurred to assimilate the purchases. Also in 1996, the Company made its first non-bank acquisition in many years with the purchase of Benefit Plans Administrators (BPA) of Utica, NY, a pension administration and consulting firm, which contributed nearly $700,000 in incremental revenues since its early July acquisition date.

         1996's improvement in net income over the prior year is explained by the following major factors:

  O Net interest income (full-tax equivalent basis) climbed 17.1%, reflecting earning asset growth of $172 million on average or 17.7%. Growth in loans and investments was approximately equal at $83 million and $89 million, respectively. Eighty-six percent of earning asset growth or $149 million was funded with historically stable deposits of individuals, partnerships, and corporations; the balance was funded with borrowings, nearly half of which have original terms in excess of one year. The Company's net interest margin declined a slight two basis points on average to 4.86% or five basis points to 4.83% excluding favorable one-time items.

  O Noninterest income (excluding net losses on the sale of investment securities and other assets) was up 33.2% owing to continued strength in fiduciary and related services income (including the impact of BPA); higher fees from the sale of mutual funds; expanded revenues from merchant credit and check card processing; and greater overdraft fees, service charges, and commissions from an expanded customer base gained from the Chase branch purchase. Net gains on the sale of investment securities and other assets were $124,000 this year versus a net loss of $12,000 in 1995.

  O Overhead expense increased by 13.4%; excluding one-time costs of the Chase acquisition, growth was $5.2 million or 16.2%. Approximately 45% of the latter increase represents personnel costs, largely reflecting the full-year 1996 versus six-month 1995 effect of the Chase branches and required operations center support as well as selective additions in lending and financial product sales. A significant balance of the nonpersonnel expense increase was also related to the new branches and the cost of servicing their 25,000 customers. Lastly, the full-year effect of amortizing the intangible assets associated with the Chase transaction accounted for $1.16 million or over 22% of the adjusted overhead increase.

  O Loan loss provision expense rose 64%, raising the loan loss reserve to $8.1 million. The increase was driven by record loan growth of 16.5%, the objective to maintain the reserve to outstandings ratio at the 1.25% level established at the time of the Chase transaction, and coverage of higher net charge-offs. The ratio of net charge-offs to average loans outstanding rose to a still historically good .29%, largely due to actions taken in the fourth quarter which reduced nonperforming loans to .44% of outstandings, a level less than half the national peer bank norm at September 30, 1996. Coverage of reserves to nonperformers is ample in the opinion of management at 2.9 times.

         The above combination of factors resulted in a level of profitability at or above that of CBSI's peer bank holding companies; this group is comprised of 121 companies nationwide having $1 billion to $3 billion in assets based on data through September 30, 1996 as provided by the Federal Reserve System. Net income per dollar employed, or return on average assets, was up 4 basis points in 1996 to 1.13%, ranking in the peer normal 48th percentile. Shareholder return on equity, or net income as a percent of average equity, rose 3 basis points to 13.88%, equaling the 59th peer percentile.

         Underlying these modestly improved levels of profitability on an annual basis is a steady increase in quarterly performance measures for the four quarters following third quarter 1995, the first period reflecting the full impact of the Chase branch transaction and supporting capital raising. The initial earnings dilution resulting from those mid-1995 events was eliminated by third quarter 1996, when earnings per share reached a record high of $.99. Fourth quarter earnings per share was off $.04 from that pace to $.95 due to higher loan loss provision expense resulting from the intensive review of asset quality undertaken during the quarter as mentioned above.

         Moreover, tangible return on equity, which excludes the impact of writing down deposit acquisition premiums (goodwill) associated with purchase transactions, rose to 16.63% for the first nine months of 1996, ranking CBSI in the top quartile of the 29 bank regional peer group whose business strategy, markets, and asset quality closely matches CBSI. A growing number of bank analysts view this performance indicator as a better measure of a company's core profitability and value created for shareholders. It recognizes that there is no real economic difference between acquisitions accounted for on a pooling versus a purchase basis, and that since goodwill amortization is not a cash expense, cash earnings under either accounting method are essentially the same.

Return on Average Assets

         Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                        --------------------------------------------------
                                 At December 31,
                        --------------------------------------------------
                                             1996       1995       1994


Percentage of net income to
average total assets ..............         1.13%      1.09%      1.25%

Percentage of net income to
average shareholders equity .......        13.88%     13.85%     15.79%

Percentage of net income to
average shareholders equity plus
average preferred stock ...........        13.67%     13.62%     15.79%

Percentage of dividends declared
per common share to net income
per common share ..................        37.27%     34.79%     31.24%

Percentage of average shareholder's
equity to average total assets ....         7.90%      7.61%      7.92%

Percentage of average shareholder's
equity plus average preferred stock
to average total assets ...........         8.26%      7.99%      7.92%

Net Interest Income

         Net interest income is the Company's principal source of core operating income for payment of overhead and possible loan losses. It is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors as well as interest on borrowings from the Federal Home Loan Bank of New York. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.


                                       ---------------------------------------------------------------------------------------------

                                       ---------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                  1996                            1995                           1994

                                       ---------------------------------------------------------------------------------------------
                                                             Average                        Average                        Average
                                        Average  Amount of  Yield/Rate  Average  Amount    Yield/Rate  Average  Amount of Yield/Rate
                                        Balance  Interest     Paid      Balance  Interest    Paid      Balance   Interest   Paid


ASSETS
Interest-earning assets:
   Federal funds sold                    $6,318     $336    5.32%      $24,535    $1,422    5.79%           $0        $0   0.00%
   Time Deposits in other banks               0        0    0.00             0         0    0.00            25         1   4.59
   Taxable investment securities        521,668   39,410    7.55       414,154    30,955    7.47       287,892    19,444   6.75
   Non-taxable investment securities     16,752    1,473    8.79        16,806     1,580    9.40        22,819     2,103   9.22
   Loans (net of unearned discount)     602,717   56,932    9.45       519,762    49,928    9.61       446,135    40,699   9.12
                                       --------  -------    -----     --------   -------   -----       --------  -------   ----

       Total Interest-earning assets  1,147,455   98,151    8.55       975,257    83,885    8.60       756,871    62,247   8.22


Non-Interest Earning Assets:
   Cash and due from banks               43,251                         39,118                          32,411
   Premises and equipment                16,848                         13,840                          10,335
   Other assets                          50,626                         34,099                          15,896
   Less allowance for loan losses        (7,418)                        (6,589)                         (5,860)
   Net unrealized gains/(losses) on
available for
        sale portfolio                    1,063                         (1,114)                           (705)
                                         ------                         -------                          -----

       Total                         $1,251,825                     $1,054,611                        $808,948


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Savings Deposits                    $406,925   $9,953    2.45%     $366,604    $9,730    2.65%     $323,443    $8,249   2.55%
   Time Deposits                        481,250   26,430    5.49       380,494    21,042    5.53       229,449     9,964   4.34
   Short term borrowing                  46,535    2,620    5.63        85,407     5,376    6.29        87,334     3,917   4.49
   Long term  borrowing                  57,006    3,419    6.00         3,399       159    4.67             0         0   0.00

       Total interest - bearing         991,716   42,422    4.28       835,904    36,307    4.34       640,226    22,130   3.46
liabilities

Non-interest-bearing liabilities
   Demand deposits                      143,995                        123,952                          98,587
   Other liabilities                     12,717                         10,526                           6,102
Stockholders' equity                    103,398                         84,229                          64,033
                                       --------                        -------                          ------

       Total                         $1,251,826                     $1,054,611                        $808,948


Net interest earnings                             55,729                          47,578                          40,117
                                                 -------                         -------                          ------


Net yield on interest-earning assets                        4.86%                           4.88%                          5.30%

         Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth for the periods indicated a summary of the changes in net interest income for each major category of interest-earning assets and interest-bearing liabilities resulting from volume changes and rate changes:


                                              --------------------------------------------------------------------------------------
                                                        1996 Compared to 1995                       1995 Compared to 1994

                                              --------------------------------------------------------------------------------------

                                               Increase (Decrease) Due                      Increase (Decrease) Due
                                                     to Change in (1)                             to Change in (1)

                                                 Volume             Rate     Net Change       Volume            Rate     Net Change
                                              --------------------------------------------------------------------------------------
                                                                                     (In thousands)
                                              --------------------------------------------------------------------------------------

Interest earned on:
   Federal funds sold and securities
        purchased under agreement to resell       (979)            (107)        (1,086)         711             711          1,422
   Time deposits in other banks                      0                0              0          0.5             0.5              1
   Taxable investment securities                 8,120              335          8,455        9,259           2,252         11,511
   Non-taxable investment securities                (5)            (102)          (107)        (565)             42           (523)
   Loans (net of unearned discount)              7,852             (845)         7,007        6,962           2,267          9,229
                                                ------            -----         ------       ------          ------         ------

Total interest-earning assets (2)               14,854             (585)        14,269       18,721           2,917         21,638
                                               =======            =====        =======      =======          ======        =======




Interest paid on:
   Savings deposits                              1,002            (779)            223        1,145             336          1,481
   Time deposits                                 5,541            (153)          5,388        7,821           3,257         11,078
   Short-term borrowings                        (2,239)           (517)         (2,756)         745           1,648          2,393
   Long-term debt                                3,202              58           3,260         (659)           (116)          (775)
                                                ------              ---         ------

Total interest bearing liabilities (2)           6,627            (512)          6,115        7,738           6,439         14,177
                                                ======            =====         ======       ======          ======         ======


Net interest earnings (2)                        8,350            (196)          8,154       10,909          (3,448)         7,461
                                                ======            =====         ======      =======         =======          =====


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

         Net interest income (with non-taxable income converted to a full tax-equivalent basis) totaled $55.7 million in 1996; this represents an $8.2 million or 17.1% increase from the prior year. The increase was entirely due to higher earning asset volumes, which had a positive impact on net interest income of $8.4 million, while interest rate changes had a negative impact of only $253,000. In contrast, interest rate changes in 1995 had a negative impact of $3.4 million versus higher earning asset volumes having an even more positive impact of $10.9 million. Combining these components, 1995's net interest income rose $7.5 million or 18.6% over the prior year to $47.6 million.

         Fourth quarter 1996 net interest income was up 6.6% from the same quarter last year despite a 35 basis point lower margin at 4.70%. The reduction in margin reflects continued competitive pressure on loan yields and more importantly, a higher cost of funds reflecting the bank's strategy to expand its funding base through a mix of selected certificate of deposit promotions of maturities over one year and greater borrowings.

         With regard to the interest income component of 1996's net interest income, greater average earning assets of $172 million helped contribute $14.3 million or 17.0% more in additional gross interest income. More specifically, higher investment volumes and yields accounted for $7.3 million of the increase in interest income while growth in loans contributed $7.0 million. Reflective of the Chase branch acquisition in mid 1995, last year's earning asset volumes were up $218 million or 28.9% over 1994's figures.

         Nearly half or $83 million in 1996's average earning asset growth resulted from increased lending activity in existing and new markets and the full-year impact of loans initially acquired at the Chase branches. The remaining $89 million of growth is explained by an increase in investment outstandings; this reflects both the strategic use of leveraging when favorable buying opportunities existed and the full year impact of investments purchased from funds provided by the 1995 Chase branch acquisition. The ratio of loans to earning assets decreased slightly this year as a consequence of the aforementioned investment strategy.

         Despite a 56 basis point decline in the average prime rate from 1995 to 1996, average loan yields declined only 16 basis points from 9.61% in 1995 to 9.45% this year. This relative stability reflects CBSI's effective management of a mix of variable and fixed rate product within its loan portfolio. Through September 30, 1996, the Company's loan yield was in the favorable 70th peer bank percentile. In addition to strong investment growth, the average investment yield improved by 12 basis points from 7.45% in 1995 to 7.57% in 1996. Excluding a favorable one-time accounting change and discount income earned as a result of a bond being called, the 1996 average investment yield would have been 7.47% or slightly higher than the 1995 yield. Through September 30, 1996, the Company's investment yield was in the very favorable 95th peer bank percentile.

         The total of average deposits and borrowings grew by $176 million in 1996, partially causing the $6.1 million increase in total interest expense. Over 88% of this additional expense is due to interest paid on time deposits, whose costs closely track the movement of the treasury yield curve. During 1996, time deposit rates averaged 5.49%, or 4 basis points lower than their 1995 average. However, interest expense rose due to a growing mix of time deposits, reflecting movement of funds from savings and money market accounts, promotional rates on 18 and 30 month certificates of deposit, as well as the fact that the acquired Chase deposits contained a relatively higher proportion of time accounts.

         Management was successful in 1996 in decreasing the cost of its interest- bearing account base not directly priced relative to the treasury yield curve. The average rate on savings (including interest checking) and money market accounts decreased by a total of 20 basis points during 1996, falling from 2.65% in 1995 to 2.45% this year. Largely because of the full impact of the Chase deposits, the portion of interest bearing funds which supports earning assets rose slightly in 1996 to 86.4%. Through September 30, 1996, the Company's average cost of funds rate improved to the favorable 42nd peer bank percentile, as compared to being in the 51st percentile through September 30, 1995.

         Overall, CBSI's net interest margin remained relatively stable in 1996, declining only two basis points, from 4.88% in 1995 to 4.86% this year.

  o The average earning asset yield decreased five basis points to 8.55% because of the aforementioned decrease in average loan yield and an increased mix of investment securities to earning assets, as marketable securities have historically had lower yields than most types of loans. This was partially offset by higher investment yields.

  o The decline in the average earning asset yield compares to a favorable three basis point decline in the average cost of funds to 3.69% in 1996. This was caused by a significant decrease in the rate paid on savings and money market accounts and a modest decrease in the rate paid on time deposits.

  o Partially offsetting these rate decreases was an increased mix of time deposits and a 133 basis point increase in the average cost of long-term borrowings from 4.67% in 1995 to 6.00% in 1996, due in part to the Company's strategy of borrowing further out on the yield curve in order to minimize longer term risk in a rising rate environment. Average long-term borrowings necessary to fund the continued steady loan growth along with CBSI's targeted investment strategy accounted for nearly one-third of the total increase in average liabilities.

         Despite the decline in the Company's net interest margin, it ranks in the favorable 63rd peer bank percentile through September 30, 1996. While the Company's net interest margin has historically been well above the norm, the primary objective in recent years has been to maximize shareholder returns through active utilization of tangible capital. Thus, as management focuses on growing the earning asset base of the Company, a potential downward change in margin resulting from leverage strategies to take advantage of favorable investment opportunities may be considered secondary to increasing the future stream of net interest income.

         The two year trend by quarter in net interest income, net interest margin and related components is set forth as follows:

                                       SUPPLEMENTARY SCHEDULE I
                                  Components of Net Interest Margin
----------------------------------------------------------------------------------------------------------
For the Quarter               Net          Net        Yield on      Cost of       Average      Loans /
Ended:                      Interest    Interest      Earning        Funds        Earning      Earning
(000's)                      Income      Margin        Assets                      Assets      Assets
                                                                                                 at
                              (a)          (a)          (a)                                    Period
                                                                                                 End
----------------------------------------------------------------------------------------------------------
                             Amount and Change from Preceding Quarter (b)
----------------------------------------------------------------------------------------------------------

December 31, 1994
                  Amount     $10,684        5.09%         8.39%         3.37%      $832,113      56.1%
                  Change        $304       -0.21%         0.15%         0.38%          7.2%      (3.0)
----------------------------------------------------------------------------------------------------------

March 31, 1995
                  Amount     $10,564        4.88%         8.69%         3.90%      $877,322      56.1%
                  Change      ($120)       -0.21%         0.30%         0.53%          5.4%        0.1
----------------------------------------------------------------------------------------------------------

June 30, 1995
                  Amount     $10,699        4.74%         8.73%         4.09%      $904,478      54.7%
                  Change        $135       -0.14%         0.04%         0.19%          3.1%      (1.5)
----------------------------------------------------------------------------------------------------------

September 30, 1995
                  Amount     $12,849        4.82%         8.43%         3.66%    $1,057,820      50.7%
                  Change      $2,150        0.07%        -0.30%        -0.43%         17.0%      (3.9)
----------------------------------------------------------------------------------------------------------

December 31, 1995
                  Amount     $13,467        5.05%         8.60%         3.56%    $1,058,510      54.2%
                  Change        $618        0.23%         0.17%        -0.09%          0.1%        3.4
----------------------------------------------------------------------------------------------------------

March 31, 1996
                  Amount     $13,325        5.04%         8.62%         3.59%    $1,063,977      53.4%
                  Change      ($142)       -0.01%         0.02%         0.02%          0.5%      (0.7)
----------------------------------------------------------------------------------------------------------

June 30, 1996
                  Amount     $13,698        4.90%         8.51%         3.64%    $1,124,059      51.1%
                  Change        $373       -0.14%        -0.11%         0.05%          5.6%      (2.4)
----------------------------------------------------------------------------------------------------------

September 30, 1996
                  Amount     $14,355        4.82%         8.55%         3.78%    $1,185,913      51.3%
                  Change        $656       -0.09%         0.04%         0.14%          5.5%        0.2
----------------------------------------------------------------------------------------------------------

December 31, 1996
                  Amount     $14,350        4.70%         8.55%         3.91%    $1,214,708      53.0%
                  Change        ($5)       -0.12%         0.00%         0.13%          2.4%        1.7
----------------------------------------------------------------------------------------------------------

Change from Quarter
Ended
December 31, 1995 to
December 31, 1996
                  Amount        $883       -0.35%        -0.05%         0.35%      $156,198      -1.2%
                % Change        6.6%          ---           ---           ---         14.8%        ---
----------------------------------------------------------------------------------------------------------
For the Year Ended
(000's)
December 31, 1995
                  Amount     $47,578        4.88%         8.60%         3.78%      $975,257      54.2%
December 31, 1996
                  Amount     $55,728        4.86%         8.55%         3.70%    $1,147,455      53.0%
                  Change       17.1%       -0.02%        -0.05%        -0.08%         17.7%      -1.2%
----------------------------------------------------------------------------------------------------------

Note: (a) All net interest income, margin, and earning asset yield figures are full tax-equivalent.
      (b) Totals and change calculations may not foot due to rounding.

Noninterest Income

         The Company's sources of noninterest income are recurring fees from core banking operations (including personal trust income) and revenues from one-time events, defined as net gains/losses from the sale of investments, loans, and miscellaneous assets. Beginning in July 1996, recurring fees were importantly augmented by CBSI's acquisition of Benefit Plans Administrators
(BPA) of Utica, New York. This firm provides record keeping and consulting services for sponsors of defined benefit and defined contribution plans as well as offers investment management products for small to medium sized businesses and not-for-profits through its affiliation with the CBNA Trust Department.


         The following table sets forth information by category of non-interest income for the Company for the years indicated:


                                                  NON INTEREST INCOME TREND
                                                         ($ million)

               TOTAL NONINT             NONRECURRING        SUBSIDIARIES            CORE BANKING          CORE BANKING /
                  INCOME               NONINT INCOME           NONINT              NONINT INCOME          AVERAGE ASSETS
                                                               INCOME                                     (INCL. BPA)

 Year      000's       % Change            000's                000's              000's        % Change        (%)
  1996      $8.874          35.3%          $0.124              $0.689              $8.750         33.2%       0.70%
  1995      $6.558          28.3%         ($0.012)             $0.000              $6.568         17.2%       0.62%
  1994      $5.120           7.4%         ($0.486)             $0.000              $5.606         17.6%       0.69%
  1993      $4.764          -6.2%         ($0.002)             $0.000              $4.766          3.8%       0.70%
  1992      $5.082           9.9%          $0.300              $0.189              $4.593          7.9%       0.71%

         Core banking fees (excluding BPA) were up strongly for the third consecutive year to approximately $8.8 million in 1996, a 33% improvement following a 17.2% increase in 1995 and a 17.6% increase in 1994. Included in this year's growth is approximately $565,000 more in fees due to the full year impact of the former Chase branches and $689,000 in fee income from a half year of BPA operations (shown as subsidiary income in the above table). Without the impact of the new branches or BPA, total non-interest income rose by 15.8%.

         Core banking fees (including BPA) represented .70% of average assets, a meaningful eight basis points higher than 1995's level in light of an 18.7% increase in average assets reflective of strong loan and investment growth. Though progress in growing noninterest income has been steady in dollar terms over the last few years, strong asset growth has placed the noninterest income/assets ratio in the relatively low 28th peer percentile. Management's intermediate-term objective is to achieve a peer normal ratio of .90% based on an analysis of 125 publicly-traded commercial banks in the U.S. with assets of $750 million to $1.75 billion.

         Noninterest income in fourth quarter 1996 climbed 24% over the same period last year. More than two thirds of the growth reflects the contribution of BPA. The core banking income/assets ratio for the quarter reached .73%.

The following table sets forth selected detailed information by category of non-interest income for the Company for the years indicated.


                                                    Years ended December 31,

                                                 1996       1995        1994
                                                -------    -------     -------

                                                       (In thousands)

Fiduciary and investment services .............$ 1,523    $ 1,447     $ 1,380

Service charges on deposits ...................  2,259      1,959       1,621

Overdraft fees ................................  1,778      1,367         971

Other service charges and fees ................  2,501      1,796       1,519

Other operating income ........................    781        141         131

Investment security gains (losses) ............     32       (152)       (502)

                      Total ...................$ 8,874    $ 6,558     $ 5,120

Total non-interest income [excluding
investment security gains (losses)]
as a percentage of average assets .............    .71%       .64%        .69%

     In light of management's objective to grow noninterest income, opportunities to develop new fee-based products are actively pursued and the collection of fees for providing quality service is emphasized. These efforts have resulted in new products such as the Visa Check Card initiated in 1995, secondary mortgage market sales/servicing beginning in 1994, the offering of mutual funds and annuities launched in 1994, and the aforementioned BPA products. In early 1997, a cash management product for commercial businesses is expected to be launched. The focus on growth has also continued to drive efforts to increase fiduciary income, control waived fees, and competitively price deposit service charges and commission-based services.

         As a result of these efforts, in addition to the benefits provided by the BPA acquisition, fees from core banking operations improved in several key areas in 1996.

  o  Fees from personal  trust  services  expanded to almost $1.1  million,  up
     14.3% in 1996, primarily reflecting a greater level of estate fees. Continued focus on business development, including an expanded referral program, is expected to strengthen future fiduciary income growth.

  o Service charges on deposit accounts and overdraft fees increased to $4.0 million in 1996, a 21.4% growth rate versus 28.3% in 1995. The increase reflects the full year impact of higher overdraft fees and commissions from an expanded customer base gained from 1995's Chase acquisition and the above emphasis on ensuring competitive pricing and reducing waived fees.

  o Fees earned through the Company's Visa affiliation rose approximately 37% in 1996 to $417,000, attributable to continued growth of the new Visa Check Card product (which tripled from 1995 to 1996) and a 21.1% increase in Visa merchant discount fees. The direct margin on merchant discount fees (net of processing expense) rose 2.8 percentage points from 29.0% in 1995 to 31.8% in 1996.

  o 1996 is the third year in which CBSI has offered annuities, mutual funds, and other investment products through financial services representatives (FSR's) located in seven selected geographic markets within the Bank's branch network. These individuals are registered representatives working through PrimeVest Financial Services, Inc. of Saint Cloud, Minnesota. Net commission income from this activity in 1996 amounted to $782,000 on asset sales of $24.8 million, more than one and a half times the 1995 level of $473,000 on sales of $20.1 million. This line of special investment products is anticipated to continue to have strong growth in the future.

  o General commissions and miscellaneous income at $1.3 million were up more than 27% in 1996. The majority of this year's increase is attributable to the full year impact of fees generated by the Chase branches.

     Nonrecurring other income reflected a gain of $124,000 in 1996 versus a loss of $12,000 in 1995. This year's results were largely caused by gains on the sale of student loans and mortgages sold in the secondary market.

         The two year trend by quarter in noninterest income and its primary components is set forth in the following schedule:

                                               SUPPLEMENTARY SCHEDULE II
                                           Components of Noninterest Income
------------------------------------------------------------------------------------------------------------------------------------
For the Quarter                                                       Other           Net Gain          Total
                                                                     Service
Ended:                                  Service      Annuity &       Charges,        (Loss) on       Noninterest     Core Non I
                                                                                      Sale of                           Inc
(000's)                   Fiduciary    Charges on      Mutual      Commissions,     Investments        Income       % of Average
                                                                                        and
                          Services      Deposits     Fund Sales      and Fees       Other Assets       (Non I)       Assets (a)
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1994
                Amount          302           702            70             334             (513)            895           0.40%
                Change       -14.4%          1.2%        337.5%          -38.8%         -12925.5%         -44.5%          -0.37%
------------------------------------------------------------------------------------------------------------------------------------

March 31, 1995
                Amount          340           662           128             250                18          1,398           0.61%
                Change        12.6%         -5.7%         82.9%          -25.1%           -103.5%          56.2%           0.21%
------------------------------------------------------------------------------------------------------------------------------------

June 30, 1995
                Amount          347           704           125             255              (57)          1,374           0.57%
                Change         2.1%          6.3%         -2.3%            2.0%           -416.7%          -1.7%          -0.04%
------------------------------------------------------------------------------------------------------------------------------------

September 30, 1995
                Amount          336           691            91             413                 8          1,809           0.62%
                Change        -3.2%         36.5%        -27.2%           62.0%           -114.0%          31.7%           0.05%
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1995
                Amount          424         1,000           130             404                20          1,978           0.67%
                Change        26.2%          4.1%         42.9%           -2.2%            150.0%           9.3%           0.05%
------------------------------------------------------------------------------------------------------------------------------------

March 31, 1996
                Amount          423           974           161             391                 4          1,953           0.17%
                Change        -0.2%         -2.6%         23.7%           -3.2%            -78.7%          -1.3%          -0.50%
------------------------------------------------------------------------------------------------------------------------------------

June 30, 1996
                Amount          374         1,019           214             382                13          2,001           0.16%
                Change       -11.6%          4.6%         32.8%           -2.3%            201.9%           2.5%           0.00%
------------------------------------------------------------------------------------------------------------------------------------

September 30, 1996
                Amount          307         1,042           194             854                43          2,440           0.19%
                Change       -18.0%          2.3%         -9.1%          123.7%            233.1%          21.9%           0.02%
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1996
                Amount          419         1,002           214             782                64          2,481           0.18%
                Change        36.6%         -3.8%         10.2%           -8.5%             49.9%           1.7%           0.00%
------------------------------------------------------------------------------------------------------------------------------------
Change from Quarter
Ended
December 31, 1995 to
December 31, 1996
                Amount          (5)             2            84             378                44            503          -0.49%
              % Change        -1.2%          0.2%         64.4%           93.5%            221.1%          25.4%             N/A
------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
(000's)
December 31, 1995
                Amount        1,447         3,326           473           1,323                12          6,557           0.62%
December 31, 1996
                Amount        1,523         4,037           782           2,408               124          8,874           0.70%
                Change         5.2%         21.4%         65.4%           82.0%            934.8%          35.3%           0.08%
------------------------------------------------------------------------------------------------------------------------------------

Note:    (a) Core noninterest income excludes net gain (loss) on sale of investments and other assets.

Non-Interest Expense

         The following table sets forth information by category of non-interest expenses of the Company for the years indicated:

                                ------------------------------------------------
                                            Years ended December 31,

                                ------------------------------------------------
                                       1996             1995             1994
                                      -----             ----             ----
                                                  (In thousands)

Salary expense                      $15,342          $13,146          $10,564

Payroll taxes and benefits            3,905            3,611            2,534

Net occupancy expense                 3,073            2,608            2,043

Equipment expense                     2,318            1,992            1,697

Professional fees                     1,119            1,102            1,282

Data processing expense               2,975            2,449            2,573

Amortization                          2,729            1,686              355

Stationary and supplies                 951            1,231              739

Deposit insurance premiums              368              925            1,390

Other                                 4,670            4,269            3,321
                                     ------           ------            -----

        Total                       $37,450          $33,019          $26,498
                                   ========          ========         =======



Total operating expenses as
  a percentage of average assets       2.99%            3.13%            3.28%


Efficiency ratio (1)                  58.00%           60.82%           57.94%

 (1)  Non-interest expense to recurring operating income

         Noninterest expense or overhead rose $4.4 million or 13.4% in 1996 to $37.4 million compared to a 25% increase in the prior year. The primary reason for this year's increase is $2.1 million more in expenses related to the full year impact of the Company's mid-1995 purchase of 13 new branches--12 former Chase branches (net of three sold to NBT Bank, N.A. in December 1995) plus one former Fleet Bank facility purchased in Olean, New York. Overhead growth also reflects the additions associated with the acquisition of Benefit Plans Administrators in July 1996. In brief, approximately $660,000 in additional expense was incurred related to BPA, of which $458,000 or almost 70% was personnel expense. Without the impact of the new branches and BPA, noninterest expense rose 5.2%. As a percent of average assets, this year's overhead at 2.99% improved from 3.13% in 1995, moving up to the favorable 38th peer percentile.

         Overhead was down 1.9% in fourth quarter 1996 compared to third quarter 1996, entirely explained by the absence of the $263,000 one-time assessment imposed on the Bank on September 30 to build the Savings Association Insurance Fund (SAIF). Fourth quarter 1996 overhead was 1.6% lower than the same quarter last year.

         For CBSI as a whole, higher personnel expense accounted for over 56% of 1996's increase in overhead, with personnel costs being up 14.8% versus being 28% higher in 1995. Salary expense increased by 16.7%, primarily reflective of staffing the 13 new branches in 1995 and 23 new full-time equivalents (FTE's) associated with BPA in 1996, along with modest annual merit awards. Total FTEs at year-end 1996 were 578 versus 563 at year-end 1995. Payroll taxes and benefits rose 13.7% largely due to the additions to staff, offset by a slightly lower benefit cost per employee.

         Non-personnel expense rose $1.9 million or 11.9% this year as opposed to a $2.9 million or a 21.4% increase in 1995. Higher occupancy expense, depreciation on equipment, telephone, courier and armored car expense, postage, and computer services resulted from the full year impact of the 13 new locations added in the last half of 1995. Amortization of intangible assets doubled to $1.7 million in 1996 as a result of the 8.25% premium paid on the deposits acquired from Chase in the previous year. Various other increases related to inflation, internal volume growth, the SAIF insurance assessment, and a directors stock-based retirement plan were partially offset by reduced office supplies, education and seminar costs; sharply lower FDIC insurance expense; and the absence of one-time items related to the Chase branch acquisition.

         The efficiency ratio is defined as overhead expense divided by recurring operating income (full tax-equivalent net interest income plus noninterest income, excluding net securities gains and losses); the lower the ratio, the more efficient a bank is considered to be.

         The sharp drop in the ratio from 1992 to 1993 resulted from the restructuring of the Company into a single bank holding company. 1994's improvement was limited by the additional net overhead of four branches acquired that year. The slight increase in the 1995 ratio to 60.8% reflects increased costs resulting from the $383 million Chase deposit acquisition; as with the much smaller 1994 transactions, there had initially been a disproportionately smaller increase in net interest income since practically all of the acquired deposits funded investments rather than higher yielding loans.

         In 1996, the efficiency ratio improved by 2.8 percentage points to 58.0%, which compares favorably to the national peer bank median of 60.9% based on data available as of September 30, 1996. The ratio is now better than the level prior to the Chase transaction, and excluding the amortization of intangibles, is an even more meaningful 5.1% lower at 52.3% based on fourth quarter 1996 results. This progress reflects a combination of strong loan growth, continued focus on strict expense control, and leveraging CBSI's capital through the Chase acquisition and subsequent selected capital market borrowing. Management has set an objective to bring this ratio (inclusive of intangibles amortization) downward to 55% within the next two to four years.

         While the Company's expense ratios have generally been favorable, management maintains a heightened focus on controlling costs and eliminating inefficiencies. Areas for improvement have been identified through detailed peer comparisons, a bank-wide program of employee involvement, and targeted use of outside consultants. As an example, the transition from microfiche to optical disk for capturing information was completed in 1996, resulting in significant expense savings. Also initiated this year was a program of regional line item expense monitoring by selected managers; this new control mechanism serves as a supplement to regular surveillance by the corporate finance department and has heightened awareness and responsibility for overhead management. These combined efforts are intended to offset pressure from inflation and higher transaction volumes and enable the Company to more fully benefit from economies of scale as it continues to grow.

         The two year trend by quarter in noninterest expense and its primary components is set forth as follows:

                                           SUPPLEMENTARY SCHEDULE III
                                        Components of Noninterest Expense

------------------------------------------------------------------------------------------------------------------------------------
For the Quarter                         Occupancy      Amortization        Non         All         Total        % of
Ended: (c)                Personnel    Furniture,     of Intangible     Recurring     Other     Noninterest    Average    Efficiency
(000's)                    Expense     & Equipment        Assets        Expenses     Expense      Expense      Assets     Ratio
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (a)                                               (b)
December 31, 1994
                Amount        3,281            941               125          238      2,347          6,932      3.11%         57.4%
                Change        -1.6%           1.3%              5.0%        46.9%      -3.3%          -0.5%     -0.23%         -0.7%
------------------------------------------------------------------------------------------------------------------------------------

March 31, 1995
                Amount        3,711            966               120           38      2,189          7,024      3.06%         58.7%
                Change        13.1%           2.7%             -4.0%       -84.0%      -6.7%           1.3%     -0.05%          1.3%
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1995
                Amount        3,600          1,012               120           71      2,328          7,131      2.98%         57.9%
                Change        -3.0%           4.8%              0.0%        86.8%       6.3%           1.5%     -0.08%         -0.8%
------------------------------------------------------------------------------------------------------------------------------------

September 30, 1995
                Amount        4,561          1,222               710          510      2,226          9,229      3.17%         63.0%
                Change        26.7%          20.8%            491.7%       618.3%      -4.4%          29.4%      0.19%          5.1%
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1995
                Amount        4,884          1,400               735          157      2,459          9,635      3.27%         62.4%
                Change         7.1%          14.6%              3.5%       -69.2%      10.5%           4.4%      0.10%         -0.6%
------------------------------------------------------------------------------------------------------------------------------------

March 31, 1996
                Amount        4,704          1,376               702            0      2,470          9,252      0.79%         60.6%
                Change        -3.7%          -1.7%             -4.4%      -100.0%       0.4%          -4.0%     -2.48%         -1.8%
------------------------------------------------------------------------------------------------------------------------------------

June 30, 1996
                Amount        4,680          1,310               694            0      2,375          9,059      0.74%         57.7%
                Change        -0.5%          -4.8%             -1.2%         0.0%      -3.8%          -2.1%     -0.05%         -2.9%
------------------------------------------------------------------------------------------------------------------------------------

September 30, 1996
                Amount        4,956          1,332               687            0      2,684          9,659      0.75%         57.5%
                Change         5.9%           1.7%             -1.0%         0.0%      13.0%           6.6%      0.01%         -0.2%
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1996
                Amount        4,908          1,374               646            0      2,553          9,480      0.72%         56.4%
                Change        -1.0%           3.2%             -1.0%         0.0%      -6.2%          -1.8%     -0.03%         -1.1%
------------------------------------------------------------------------------------------------------------------------------------
Change from Quarter
Ended
December 31, 1995 to
December 31, 1996
                Amount           24           (26)                54        (157)         59          (155)     -2.55%        -6.00%
              % Change         0.5%          -1.9%             -7.4%      -100.0%       2.4%          -1.6%     -78.0%         -9.6%
------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended
(000's)
December 31, 1995
                Amount       16,757          4,600             1,686          776      9,200         33,019      3.13%         60.8%
December 31, 1996
                Amount       19,247          5,392             2,729            0     10,082         37,450      3.00%         58.0%
                Change        14.9%          17.2%             61.9%         0.0%       9.6%          13.4%     -0.13%        -2.80%
------------------------------------------------------------------------------------------------------------------------------------
Note:    (a)      Includes non-recurring expenses related to acquisitions.
         (b)      Efficiency ratio includes non-recurring expenses and amortization of intangible assets.
         (c)      Totals and change calculations may not foot due to rounding.

Income and Income Taxes

         Income before tax in 1996 was nearly $23.8 million, up 26.2% over the prior year's amount. When pre-tax income is recast as if all tax-exempt revenues were fully taxable on a federal basis, 1996's results rose by $4.9 million or 25.3%.

         The main reasons for improved pre-tax earnings were the favorable $8.2 million increase in net interest income (full tax-equivalent basis), which reflected the strong earning asset growth discussed previously, and a $2.3 million climb in noninterest income (including the change in net losses on the sale of securities and other assets). These factors were partially offset by $4.4 million more in overhead expense, and $1.1 million more in loan loss provision expense, consistent with CBSI's strong loan growth, so that the ratio of loan loss reserves to loans outstanding was maintained at 1.25%.

         The Company's combined effective federal and state tax rate rose 140 basis points this year to 40.6%. The rate increased because of a decreasing proportion of tax-exempt municipal investment holdings and additional taxes and interest resulting from an IRS tax audit of the years 1990 to 1993.

Capital

         Shareholders' equity ended 1996 at $109.4 million, up over 9% from one year earlier, primarily reflective of the contribution of strong earnings less dividends paid to shareholders. The $29,600 after-tax decrease in this year's market value adjustment (MVA) on available-for-sale investment securities had little impact on capital but compares to a $2.9 million after-tax increase in MVA in 1995. Shares outstanding increased by nearly 58,000 during 1996 due to the exercise of stock options and 40,625 shares of common stock (valued at $31.25 per share) issued to acquire BPA.

                                                         COMMON STOCK
                                                      SHAREHOLDER PROFILE
                                     (AS OF DATE INDICATED OR MOST RECENT PRECEDING DATE)

                                         12/31/96                       12/31/95                          Change
Number of Shares Outstanding              3,737,000                       3,679,000                         58,000
Number of Shareholders                        3,594                           3,677                            (83)


                                         % Shares          # of         % Shares          # of           % Shares          # of
                                       Outstanding     Shareholders    Outstanding    Shareholders     Outstanding     Shareholders
                                       ---------------------------------------------------------------------------------------------
Institutional Shares Held                    35.6%             22*          28.4%              26*            7.2%             (4)*
* Identifiable by Name

Other Significant Shareholdings
   Insiders**                                 5.7%              14           5.1%               14            0.6%              0
   Owners of 5% or More                       0.0%               0           0.0%                0            0.0%              0
   CBSI's 401(k), excl. Insiders              2.1%             359           2.2%              359           -0.1%              0
    (20.8% and 22.4% of Plan Dollars)
   CBSI's Pension Plan                        0.7%              1            0.6%               1             0.1%              0
                                              ----              --           ----               --            ----              -
    (11.2% and 6.9% of Plan Dollars)
      Total Other Shareholdings               8.5%             374           7.9%              374            0.6%              0
Dividend Reinvestment Plan
   Participation                             15.5%             558          14.9%              548            0.6%             10
   All Shares Held by Participants            7.0%                           7.1%                            -0.1%

         The ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," remains sound at 5.88%. This level compares to 5.89% a year ago. Despite higher capital produced by this year's strong earnings, the increase in the 1996 tier I ratio was limited by asset growth resulting, in part, from the strategic use of leveraging via financial market borrowings when favorable investment opportunities existed. The total capital to risk-weighted assets ratio of 11.83% as of year-end 1996 was well above the 6% minimum requirement for "well-capitalized" banks. The Company is confident that capital levels are being prudently balanced between regulatory and investor perspectives.

         Cash dividends declared on common stock in 1996 of $5.1 million represented an increase of 28.2% over the prior year. This growth reflects the full-year impact of shares issued to support the 1995 Chase acquisition, shares issued for the BPA acquisition, the exercise of stock options, and a three cent per share increase in quarterly common stock dividend in the third quarter of 1996 from $.33 to $.36. Dividends declared on CBSI's preferred stock in 1996 were $405,000 compared to $253,000 in the prior year, reflecting a different average level of principle outstanding for the two periods; in December 1995, half of the original $9.0 million issue was repurchased at no premium to CBSI.

         Raising the Company's expected annualized dividend to $1.44 per common share represents management's confidence that earnings strength is sustainable and that capital can be maintained at a satisfactory level. The dividend payout ratio for the year was approximately 39%, or 36% excluding the preferred dividend, and represents an increase from the 1995 levels of 37% and 35%, respectively. The Company's targeted payout range for dividends on common stock is 30-40%. Its payout ratio has historically been strong relative to peers, averaging in the 60th-68th percentile from 1993 through 1995. The 1996 peer payout ratio (including preferred dividend) raised the Company to the 77th peer percentile.

         On January 29,1997, CBSI announced the placement of $30 million of fixed rate capital securities through Community Capital Trust I, a newly formed Delaware business trust, controlled by CBSI. The 9.75% Capital Securities, Series A of Community Capital Trust I were priced at 99.325% of par to yield 9.82%. Cash distributions will be payable semi-annually on January 31 and July 31, beginning July 31, 1997. The 9.75% Capital Securities are rated Investment Grade ("BBB-") by Thomson BankWatch.

         The proceeds from the issuance will be used for general corporate purposes, including the redemption of CBSI's outstanding preferred stock. The issuance of these capital securities will further enhance the Company's capital position and reduce the cost of capital. Had these capital securities been issued on December 31, 1996, the Company's tier I leverage ratio would have been 7.75%.

Loans

         The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                                                                        At December 31,
                                                   -------------------------------------------------------------

                                                       1996         1995        1994        1993        1992
                                                       -----        ----        ----        ----        ----

                                                                   (In Thousands of Dollars)
Real estate mortgages

     Residential                                    $225,088    $204,224    $196,548    $177,059    $146,135

     Commercial loans secured by real estate          56,112      43,939      34,677      31,851      23,411

     Commercial real estate                              847       3,032         927       1,063       1,647

     Farm                                              8,296       8,224       7,625       7,421       6,670

               Total                                 290,343     259,419     239,777     217,394     177,863


Commercial, financial, and agricultural

     Agricultural loans                               21,689      17,969      13,295      11,564      10,152

     Commercial loans                                 99,445      81,562      67,976      58,252      40,524

               Total                                 121,134      99,531      81,271      69,816      50,676


Installment loans to individuals

     Direct                                           62,176      57,646      58,371      58,963      64,486

     Indirect                                        171,583     144,566     121,148      89,513      88,068

     Student & Other                                   9,635      10,268       8,690       6,337       6,492

               Total                                 243,394     212,480     188,209     154,813     159,046


Other Loans                                           3,496       2,190       1,482       1,578       3,778
                                                      ------      ------      ------      ------      -----


Gross loans                                          658,367     573,620     510,739     443,601     391,363

Less:  Unearned discount                               5,893      13,469      27,660      25,730      29,007

          Reserve for possible loan losses            8,128       6,976       6,281       5,706       4,982
                                                      ------      ------      ------      ------      -----

Net loans                                           $644,346    $553,175    $476,798    $412,165    $357,374

         The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. Nearly 70% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. Additionally, the typical size loan to the variety of commercial businesses in the Company's market areas is under $60,000, with only 27% of the commercial portfolio being in loans in excess of $500,000. The portfolio contains no credit card receivables. The overall yield on the portfolio is in the attractive 70th peer percentile.

         Loans outstanding, net of unearned discount, reached a record $652 million as of year-end 1996, up over $92 million or 16.5% compared to twelve months earlier. About 40% of 1996's growth took place in the markets served by the branches purchased from Chase at mid-year 1995; outstandings at these branches have risen from $12 million at the July 1995 acquisition date to nearly $61 million at year-end 1996. This marks the fourth consecutive year in which total loan growth has exceeded 15%; loans in 1995 rose a strong $77 million or 16.0% while the prior year's increase was $65 million or 15.6%. Loans have been on the rise since March 1992, some nine months after the 1990 recession had statistically ended on the national level. During fourth quarter 1996, loans outstanding increased by $25.8 million or 4.1%, significantly better than the $15.2 million or 2.8% growth during fourth quarter 1995 but slightly below the third quarter 1996 pace.

         Comparing the components of loan growth in 1996 versus 1995, the increase in business lending was slightly less this year at 40% of $92 million in total loan growth versus 46% of 1995's $77 million increase. About 36% of 1996's loan growth took place in the consumer indirect area compared to the 43% share in 1995. Consumer direct loans accounted for 20% of this year's increase, up sharply from 7% in the prior year; $13 million of the $18 million increase in 1996 reflects fixed rate home equity loans formerly categorized as consumer mortgages. Lastly, the share of this year's total loan increase from consumer mortgages remained unchanged at 1995's level of 5%. The following discusses the underlying reasons for these changes by each of the Company's four major lending activities or lines of business.

         The combined total of general purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans (the latter three categories totaling 20% of the commercial loan portfolio) is characterized as the Company's business lending activity. At $211 million, this segment represents 32% of loans outstanding at year end, having expanded its share by three percentage points since year-end 1993. This relatively high mix compared to the bank's other loan types is largely attributable to borrowing by local commercial businesses. Outstandings climbed over $37 million or 21% in 1996. Comparative growth rates were 26% for 1995 and 15% in 1994. This year's growth resulted from strong business development efforts, the aforementioned contribution of the 12 former Chase branches (accounting for a $21 million increase in commercial loans), and the addition of a number of experienced commercial lenders over the last few years.

         Almost 90% of the Bank's total number of commercial loans have balances less than $100,000, which as a group constitutes approximately 37% of commercial loan outstandings. Commercial loans up to $250,000 comprise another quarter of loans outstanding while loans in the size range of $250,000-$500,000 amount to 12%. Loans with balances greater than $500,000 represent 27% of the portfolio; about 8 percentage points of this segment represents floor plan loans to automobile dealers.

         Demand for installment debt indirectly originated through automobile, marine, and mobile home dealers continued to be very active in 1996 for the third consecutive year. Outstandings ended 1996 nearly 24% or $33 million higher compared to growth of 32% or $33 million in the prior year. Strength was evidenced in both CBSI's Northern Region, where this type of lending has been highly successful for a number of years, and in the Southern Region, where the commitment to indirect lending was re-energized during 1993 and has continued with success since then. This portfolio segment, of which more than 92% relates to automobile lending (65% used vehicles versus 35% new), constitutes over 26% of total loans outstanding, up from its low of 18% at year-end 1993.

         The segment of the Company's loan portfolio committed to consumer mortgages includes both fixed and adjustable rate residential lending. It accounts for $152 million or 23% of total loans outstanding. The modest growth during the last two years ($5 million or 3.5% in 1996, and $3.4 million or 2.4% in 1995), reflects a program which began in mid-1994 to sell selected fixed rate originations in the secondary market. The purpose of this program, which resulted in sales of $1.2 million in its first year, $4.3 million in 1995 and $7.2 million this year, is to develop a meaningful source of servicing income as well as to provide an additional tool to manage interest rate risk. The consumer mortgage line of business as of year-end 1996 is $13.0 million lower as a result of reclassifying CBNA's relatively new and fast growing fixed rate home equity line of credit product to the direct consumer lending activity. Had this reclassification not occurred, the 1996 mortgage portfolio growth would have been $18 million or 12% higher than 1995.

         The direct consumer lending activity has increased modestly over the last four years. 1996 outstandings rose 17.4% or $18 million (up 4.8% or $5 million before the reclassification mentioned above) versus 5.6% or $5 million in 1995. This line of business is comprised of conventional installment loans (including some isolated installment lending to small businesses), personal loans, student loans (which are sold once principle amortization begins), and borrowing under variable and now fixed rate home equity lines of credit. With the exception of the latter category, growth has occurred only in the installment loan category, with a slight pick-up in the last two years due to an apparent movement in consumer preference toward this form of simplified fixed-rate borrowing. The consumer direct segment as a percent of total loans trended downward from 1993 to 1995; despite the recent stronger dollar increase, 1996's portfolio share is essentially equal to 1995's level of 19% of total loans outstanding.

                                                         NATURE OF LENDING
                                                          Mix at Year End
                                                         ($ million and %)
--------------------------------------------------------------------------------------------------------------------------

         Total Loans        Consumer Mortgage      Business Lending         Consumer Indirect        Consumer Direct
--------------------------------------------------------------------------------------------------------------------------


Year   000's  % Change  000's  % Total % Change  000's  % Total % Change  000's  % Total % Change  000's  % Total % Change
----   ----   ----      ----   ----    ----      ----   ----    ----      ----   ----    ----      ----   ----    ----

1996   $652     16.5%   $152     23%      3.2%   $211     32%     21.3%   $168     26%     24.2%   $122     19%     17.4%

1995   $560     16.0%   $147     26%      2.4%   $174     31%     25.6%   $135     24%     31.8%   $104     19%      5.6%

1994   $483     15.6%   $143     30%     12.2%   $139     29%     15.1%   $102     21%     37.9%   $ 99     20%      3.4%

1993   $418     15.3%   $128     30%     26.8%   $120     29%     25.7%   $ 74     18%      4.2%   $ 96     23%      0.9%

         The two year trend by quarter in loans by line of business is set forth as follows:


                                                           SUPPLEMENTARY SCHEDULE IV
                                                           Loans by Line of Business
For the Quarter
Ended: *                      Consumer     Consumer       Consumer       Business         Total        Yield on
(000's)                        Direct      Indirect      Mortgages         Loans          Loans          Loans
---------------------------------------------------------------------------------------------------------------------
                                            Amount and Change From Preceding Quarter                   Quarterly
                                                                                                        Average
---------------------------------------------------------------------------------------------------------------------
December 31, 1994
                    Amount      98,777       102,491         143,137        138,675        483,079          9.26%
                    Change        0.5%          8.5%            0.8%           2.9%           2.9%           0.14
---------------------------------------------------------------------------------------------------------------------

March 31, 1995
                    Amount      98,633       113,895         142,289        140,477        495,294          9.52%
                    Change       -0.1%         11.1%           -0.6%           1.3%           2.5%           0.26
---------------------------------------------------------------------------------------------------------------------

June 30, 1995
                    Amount      97,480       127,439         142,413        147,978        515,311          9.60%
                    Change       -1.2%         11.9%            0.1%           5.3%           4.0%           0.08
---------------------------------------------------------------------------------------------------------------------

September 30, 1995
                    Amount     103,316       132,509         144,206        164,960        544,991          9.63%
                    Change        6.0%          4.0%            1.3%          11.5%           5.8%           0.03
---------------------------------------------------------------------------------------------------------------------

December 31, 1995
                    Amount     104,317       135,107         146,561        174,167        560,152          9.65%
                    Change        1.0%          2.0%            1.6%           5.6%           2.8%           0.02
---------------------------------------------------------------------------------------------------------------------

March 31, 1996
                    Amount     105,759       138,821         150,301        181,614        576,495          9.52%
                    Change        1.4%          2.7%            2.6%           4.3%           2.9%          -0.13
---------------------------------------------------------------------------------------------------------------------

June 30, 1996
                    Amount     105,895       149,197         155,579        188,868        599,538          9.44%
                    Change        0.1%          7.5%            3.5%           4.0%           4.0%          -0.08
---------------------------------------------------------------------------------------------------------------------

September 30, 1996
                    Amount     109,137       159,996         161,388        196,171        626,693          9.36%
                    Change        3.1%          7.2%            3.7%           3.9%           4.5%          -0.08
---------------------------------------------------------------------------------------------------------------------

December 31, 1996
                    Amount     122,087       167,629         151,691        211,068        652,474          9.46%
                    Change       11.9%          4.8%           -6.0%           7.6%           4.1%           0.10
---------------------------------------------------------------------------------------------------------------------
Change from
December 31, 1995 to
December 31, 1996
                    Amount      17,770        32,522           5,130         36,901         92,322            (0)
                  % Change       17.0%         24.1%            3.5%          21.2%          16.5%          -2.0%
---------------------------------------------------------------------------------------------------------------------
Year-to-Date Average
Outstandings
(000's)
December 31, 1995             $101,188      $122,765        $143,113       $152,695       $519,762          9.61%
December 31, 1996             $110,367      $148,778        $153,433       $190,139       $602,717          9.45%
           Change - Amount       9,179        26,013          10,320         37,444         82,955         -0.16%
                        -%        9.1%         21.2%            7.2%          24.5%          16.0%            N/A
---------------------------------------------------------------------------------------------------------------------
Loan Mix
December 31, 1995                19.5%         23.6%           27.5%          29.4%         100.0%
December 31, 1996                18.3%         24.7%           25.5%          31.5%         100.0%
Change                           -1.2%          1.1%           -2.1%           2.2%          -----
---------------------------------------------------------------------------------------------------------------------
Note:    (a)      Totals and change calculations may not foot due to rounding.

Maturities and Sensitivities of Loans to Changes in Interest Rates

             The following table shows the amount of loans outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, are due in the periods indicated:


                                           --------------------------------------------------------------------------
                                                                 At December 31, 1996
                                           --------------------------------------------------------------------------

                                                                Maturing
                                           Maturing in        After One But       Maturing
                                           One Year or         Within Five       After Five        Total Book
                                               Less               Years             Years            Value

                                                                      (In thousands)
Commercial, financial, and agricultural      $51,649            $42,513          $26,972          $121,134

Real estate - construction                         0                  0                0                 0

Real estate - mortgage                        25,774             62,506          202,063           290,343

Installment                                   88,927            140,168           11,902           240,997
                                             -------           --------          -------           -------

               TOTAL                        $166,350           $245,187         $240,937          $652,474
                                           =========          =========        =========          ========

                  The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:


                                        ----------------------------------------
                                                   At December 31, 1996
                                        ----------------------------------------

                                           Fixed Rate        Variable Rate

Due after one year but within five years    $203,972             $41,215

Due after five years                         209,114              31,822
                                            --------             ------

               TOTAL                        $413,086             $73,037
                                           =========             =======

Non-Performing Assets/Risk Elements

        The  following  table  presents  information   concerning  the
aggregate amount of non-performing assets:

                                                    ------------------------------------------------------------------
                                                                           At December 31,
                                                    ------------------------------------------------------------------

                                                        1996          1995         1994         1993          1992
                                                        -----         ----         ----         ----          ----

                                                                        (Dollars in thousands)
Loans accounted for on a non-accrual basis            $2,023       $1,328       $2,396       $1,738          $881
Accruing loans which are
  contractually past due 90
  days or more as to
  principal or interest
  payments                                               823          667          862          653           726
                                                        ----         ----         ----         ----          ----

Total non-performing loans                             2,846        1,995        3,258        2,391         1,607

Loans which are "troubled
  debt restructurings" as
  defined in Statement of
  Financial Accounting
  Standards No. 15
  "Accounting by Debtors and
  Creditors for Troubled
  Debt Restructurings"                                    32            0           15          243           356

Other real estate                                        746          614          223          433           459
                                                         ----         ----         ----         ----          ---

Total non-performing assets                           $3,624       $2,609       $3,496       $3,067        $2,422
                                                      ======      =======      =======      =======        ======


Ratio of allowance for loan
  losses to period-end loans                            1.25%        1.25%        1.30%        1.37%         1.37%

Ratio of allowance for loan
  losses to period-end
  non-performing loans                                285.58%      349.69%      192.79%      238.67%       310.05%

Ratio of allowance for loan
  losses to period-end
  non-performing assets                               224.27%      267.40%      179.67%      186.06%       205.72%

Ratio of non-performing assets
  to period-end total loans
  and other real estate owned                           0.55%        0.47%        0.72%        0.73%         0.67%

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

Provision and Reserve for Loan Losses

         Nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 1996 at a favorable $2.8 million. This level is approximately $800,000 higher than one year earlier, primarily due to increased
but  manageable   levels  of   non-accruing   commercial  and  mortgage   loans.
Accordingly,  the ratio of  nonperforming  loans to total loans rose slightly to
 .44% versus .36% one year earlier. As of September 30, 1996, when the nonperforming loan ratio stood at .51%, the Company's asset quality was in the favorable 21st percentile compared to peers. The ratio of nonperforming assets (which additionally include troubled debt restructuring and other real estate) to total loans plus OREO is also favorable at .55%.

         Total delinquencies, defined as loans 30 days or more past due and nonaccruing, have trended slightly higher as a percent of total loans over the last two years, generally fluctuating within a range of 1.1% to 1.3% in 1995 versus 1.2% to 1.4% in 1996; a brief seasonal or event-related spike outside these ranges occurred during both periods. Though commercial loan delinquencies have followed a modest down-trend over the 24 month period, installment loan delinquencies exhibited a slight up-trend, averaging 1.66% for the last six months of 1996 versus 1.45% for the same prior year period. Real estate delinquencies, though fluctuating less than installment loans, have shown a similar slight upward tendency, moving generally within a range of .9% to 1.05% in 1996 as compared with .6% to .8% in 1995.

         As  of  year-end  1996,  total   delinquencies  for  commercial  loans,
installment loans, and real estate mortgages were 1.17%, 2.12%, and .96% , respectively. These measures compare favorably to delinquencies of peer bank holding companies as of September 30, 1996 of 2.69%, 2.24%, and 2.23%, respectively. Management strives to maintain its total and component category delinquencies below a 2% internal guideline, and is comfortable that this objective continues to be realistic.

         As of September 30, 1996, when overall delinquencies were at 1.31%, the Company ranked in the very favorable lowest peer quartile, consistent with historically being better than the peer norm due to its reliable consumer borrower base. Other factors contributing to successful underwriting, collection, and credit monitoring include selective addition of experienced lenders over the last several years, loan servicing on a regionally-focused level, collection departments focused on taking prompt corrective action, and a centralized loan review function which is given priority attention and has monthly Board of Director accountability.

         Summary of Loan Loss Experience

     The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance which have been charged to expenses.


                                                                  ------------------------------------------------------------------
                                                                                     Year ended December 31,
                                                                  ------------------------------------------------------------------

                                                                                      (Dollars in thousands)

                                                                   1996          1995          1994         1993         1992
                                                                   -----         ----          ----         ----         ----


Amount of loans outstanding at end of period                      $658,367      $573,620     $510,739     $443,601     $391,363
                                                                  =========     =========    =========    =========    ========

Daily average amount of loans (net of unearned discounts)         $602,717      $519,762     $446,135     $382,680     $351,034
                                                                  =========     =========    =========    =========    ========

Balance of allowance for possible loan losses
   at beginning of period                                            6,976         6,281        5,706        4,982        4,312

Loans charged off:
   Commercial, financial, and agricultural                             324           454          502          236          951
   Real estate construction                                              0             0            0            0            0
   Real estate mortgage                                                 26            48           41           19           92
   Installment                                                       2,108         1,256        1,072        1,155        1,558
                                                                    ------         ------       ------      ------        -----
      TOTAL LOANS CHARGED OFF                                        2,458         1,758        1,615        1,410        2,601

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural                             224            213           38          85           25
   Real estate construction                                              0              0            0           0            0
   Real estate mortgage                                                  1             27            1           1            0
   Installment                                                         488            448          449         542          519
                                                                      ----           ----         ----        ----          ---
      TOTAL RECOVERIES                                                 713            688          488         628          544

Net loans charged off                                                1,745          1,070        1,127         782        2,057
                                                                    ------         ------       ------        ----        -----

Additions to allowance charged to expense (1)                        2,897          1,765        1,702       1,506        2,727
                                                                    ------         ------       ------      ------        -----

Balance at end of period                                             8,128          6,976        6,281       5,706        4,982
                                                                    ======         ======       ======      ======        =====

Ratio of net chargeoffs to average loans outstanding                  0.29%          0.21%        0.25%       0.20%        0.59%

         (1) The additions to the allowance during 1992 through 1996 were determined using actual loan loss experience and future projected loan losses and other factors affecting the estimate of possible loan losses.

         Another measure of the Company's strong asset quality is a low net charge-offs record, which for the fourth consecutive year was below .30% of average loans. As a result of higher installment loan charge-offs, gross charge-offs rose 39.8% to $2.5 million, or .41% of average loans outstanding versus .34% in 1995. This year's recoveries rose to an all-time record in dollar amount to $713,000, while down slightly from 1995's record high in percentage terms to 40.8% of prior year gross charge-offs. As a result, net charge-offs at $1.7 million represented an acceptable .29% ratio to average loans. As of September 30, 1996, the net charge-off ratio was slightly better than the peer norm.

         A timely charge-off policy and relatively low nonperforming loans have enabled the Company to carry a reserve for loan losses well below peers. As a percent of total loans, the loss reserve ratio has remained flat at 1.25% since mid-1995 when the former Chase branches were acquired. Though the reserve ratio is presently in the modest 29th peer percentile, coverage over nonperforming loans as of September 30, 1996 was well above the norm in the 73rd percentile; management believes the year-end level at 286% to be ample. The Company's small business loan orientation has historically reduced the likelihood of large, single borrower charge-offs. Another measure of comfort to management is that after conservative allocation by specific customer and loan type, over 11% of loan loss reserves remains available for absorbing general, unforeseen loan losses.

         The annual loan loss provision has characteristically been well in excess of net charge-offs, which have had coverage of over 1.3 times since 1990; this year's coverage exceeded almost 1.7 times. This practice has enabled a steady increase in the loan loss reserve level, which rose by almost $1.2 million or 16.5% to an all-time high of $8.1 million at year-end 1996. As a percentage of average loans, the annual loan loss provision was above the peer norm in the 67th percentile as of September 30, 1996. For full year 1996, the loss provision ratio was .48%, having remained in a tight .36% to .39% range during the prior three year period. This upward movement reflects the need to cover 1996's higher net charge-offs and maintain pace with record loan growth so that the loss reserve ratio is maintained at the targeted 1.25% level.

     The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated:


                   -----------------------------------------------------------------------------------------------------------------
                               At December 31,
                   1996                  1995                  1994                  1993                  1992
                   -----------------------------------------------------------------------------------------------------------------
                             Percent of            Percent of            Percent of            Percent of            Percent of
                              Loans in              Loans in               Loans in             Loans in              Loans in
                                Each                  Each                   Each                 Each                  Each
                   Amount of Category to Amount of Category to Amount of Category to Amount of Category to Amount of Category to
                   Allowance Total Loans Allowance Total Loans Allowance Total Loans Allowance Total Loans Allowance Total Loans
                   --------- ----------- --------- ----------- --------- ----------- --------- ----------- --------- -----------

                             (Dollars in thousands)
Commercial,
   financial, &
   agricultural     $2,668      18.40%    $2,035      17.35%    $1,832     15.91%     $3,464     15.74%     $1,864      12.95%

Real estate -
   construction          0       0.00%         0       0.00%         0      0.00%          0      0.00%          0       0.00%

Real estate -
   mortgage          2,234      44.10%     2,255      45.23%     2,222     46.95%        341     49.01%        220      45.45%

Installment          2,309      37.50%     1,527      37.42%     1,422     37.14%      1,342     35.25%      1,400      41.60%

Unallocated            917        N/A      1,159        N/A        805       N/A         559       N/A       1,498        N/A

      Total         $8,128     100.00%    $6,976     100.00%    $6,281    100.00%     $5,706    100.00%     $4,982     100.00%

Funding Sources

         Typical of most commercial banking institutions today is the need to rely on a variety of funding sources to support its earning asset base as well as to achieve targeted growth objectives. There are three primary sources of funding that comprise CBSI's overall funding matrix, which considers maturity, stability, and price: deposits of individuals, partnerships and corporations (IPC deposits); collateralized municipal deposits; and capital market borrowings.

------------------------------------------------------------------------------------------------------------------
                                               Sources of Funds
                                         Average 4th Quarter Balances
                                                 ($ Million)
------------------------------------------------------------------------------------------------------------------


                                                                                                        Total
                                                                                                        Funds
  Year                IPC Deposits                Public Funds              Capital Borrowings         Sources
                   Amount      % Total         Amount      % Total          Amount      % Total         Amount
                   ------      -------         ------      -------          ------      -------         ------

  1996               $903        75.6%           $124        10.4%            $168        14.1%         $1,195
  1995               $921        87.4%           $128        12.1%              $6         5.0%         $1,055
  1994               $583        71.7%           $101        12.4%            $129        15.9%           $813


         The Company's funding matrix continues to benefit from a high level of IPC deposits, which reached an all-time fourth-quarter high of $903 million, up $18 million or 2% from the comparable 1995 period. IPC deposits are generally considered to be a bank's most attractive source of funding because of their general stability and relatively low cost, and because they represent a working customer base with the potential to be cross-sold a variety of loan, deposit and other financial service-related products.

         Strongly impacting the Company's IPC funding source was the Chase branch deposit acquisition consummated in July 1995. Following initial deposit attrition of a modest 4.5% through year-end 1995, steady acclimation of this new customer base within the Company helped eliminate any further erosion of this funding source during 1996. Based on year-end 1996 figures, total Chase IPC deposits were virtually the same as one year earlier.

         The mix of CBSI's IPC deposits has changed over the last four years. The steady growth in time deposit share, from 35% of deposits in 1993 to 47% this year, reflects consumer movement away from immediately available, lower earning savings and money market accounts. In addition, the former Chase deposits contained a relatively higher proportion of time deposits as suggested by the seven percentage point growth in time deposit share in 1995. In 1996, CBSI implemented a strategy to gain new time deposits as well as lengthen existing deposit maturities to improve its interest sensitivity profile by offering an attractive 18 and 30 month certificate of deposit product. More than $113 million in deposits were obtained, of which in excess of 15% represented new funds to the Bank.

         Deposits of local municipalities remained basically unchanged during the past year, with balances for fourth quarter 1996 averaging $124 million versus $128 million for the same quarter in 1995. Under New York State Municipal Law, the Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, management considers this source of funding to be equivalent to capital market borrowings. As such, CBSI endeavors to price these deposits at or below alternative capital market borrowing rates. Utilization of municipal deposits has been decreasing over the last three years as a percent of total funding sources.

         Capital market borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. Capital market borrowings averaged $168 million or 14% of total funding sources for fourth quarter 1996 compared to $6 million or .6% of total funding sources for the same period in 1995, which followed repayment of previous borrowing levels with the net proceeds from the Chase branch purchase. Continued growth in balance sheet assets during 1996 was largely responsible for the need to rebuild borrowings to the current level of 14% of total sources. As of December 31, 1996, half or $100 million of borrowings had original terms of one year or more.

------------------------------------------------------------------------------------------------------------------------------------
                                                            Core Deposit Mix
                                                      Average 4th Quarter Balances
                                                               ($ Million)
------------------------------------------------------------------------------------------------------------------------------------


Year      Demand Deposits      Interest Checking      Regular Savings         Money Market         Time Deposits      Total Core
          Amount    % Total     Amount    % Total     Amount    % Total     Amount    % Total     Amount    % Total    Deposits
          ------    -------     ------    -------     ------    -------     ------    -------     ------    -------    --------

1996        $131      14.5%        $80       8.9%       $216      23.9%        $42       4.7%       $434      48.1%      $903
1995        $129      14.0%        $83       9.0%       $241      26.0%        $53       6.0%       $415      45.0%      $921
1994         $93      16.0%        $49       9.0%       $167      29.0%        $45       8.0%       $229      38.0%      $583


         The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:


                                                                             Years ended December 31,
                                        ------------------------------------------------------------------------------------
                                            1996                                 1995                       1994
                                        ------------------------------------------------------------------------------------

                                           Average        Average       Average       Average       Average      Average
                                           Balance       Rate Paid      Balance      Rate Paid      Balance     Rate Paid

                                                                              ($ thousand)
Non-interest-bearing demand deposits         $143,995          N/A       $123,952          N/A      $98,587          N/A
Interest-bearing demand deposits              100,278         1.40%        83,812         1.66%      65,805         1.68%
Regular savings deposits                      241,199         2.87%       211,867         3.01%     183,881         2.85%
Money market deposits                          65,448         2.48%        70,925         2.77%      73,757         2.57%
Time deposits                                 481,250         5.49%       380,494         5.53%     229,449         4.34%
                                             --------        ------      --------       -------    --------        ------

Total average daily
amount of domestic deposits                $1,032,170         3.52%      $871,050         3.53%    $651,479         2.79%


         The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1996 and 1995 are summarized below:

                                 ------------------------------------------
                                              At December 31,
                                               ($ thousands)
                                 ------------------------------------------

                                           1996                1995

Less than three months                   $47,556             $42,639
Three months to six months                 9,944              13,574
Six months to one year                     7,856               9,169
Over one years                             3,558               5,859
                                          ------              ------

                                         $68,914             $71,241
                                        ========             =======

Borrowings

         The following table summarizes the outstanding balances of short-term borrowings of the Company for the years indicated:


                                                    At December 31,
                                           ---------------------------------

                                             1996        1995        1994
                                             ----        ----        ----

                                                  (Dollars in Thousands)

Federal funds purchased                    $31,800         $0     $57,300

Term borrowings at banks (original term)

     90 days or less                             0          0      80,000

     1 year                                 65,000          0      25,000
                                        ----------  ---------  ----------

          Balance at end of period         $96,800         $0    $162,300
                                        ==========  =========  ==========

Daily Average during the year              $46,535    $85,407     $86,777

Maximum month-end balance                  $96,800   $188,200    $163,700

Weighted average rate during the year         5.63%      6.29%       4.48%

Year-end average rate                         6.07%      0.00%       5.44%

         The two year trend by quarter in funding sources and related cost is set forth as follows:

                                               SUPPLEMENTARY SCHEDULE V
                                          Earning Assets and Funding Sources
---------------------------------------------------------------------------------------------------------------------------
                                                                 Average        Average       Average        Average
                                                   Average         Core        Municipal      Capital        Interest
For the Quarter Ended (d):           Average     Investments     Deposits      Deposits        Market        Bearing
(000's)                               Loans                        (a)            (b)        Borrowings    Liabilities
---------------------------------------------------------------------------------------------------------------------------
                                                               Amount and Average Yield/Rate
---------------------------------------------------------------------------------------------------------------------------
December 31, 1994
Amount                               $473,920       $358,193      $583,055       $100,509      $129,074        $708,211
Yield/Rate                              9.26%          7.23%         3.05%          2.89%         5.18%           3.87%
---------------------------------------------------------------------------------------------------------------------------

March 31, 1995
Amount                               $488,436       $388,886      $581,033       $121,200      $153,625        $753,008
Yield/Rate                              9.52%          7.64%         3.38%          3.51%         6.17%           4.43%
---------------------------------------------------------------------------------------------------------------------------

June 30, 1995
Amount                               $507,159       $397,319      $587,592       $125,228      $169,277        $777,216
Yield/Rate                              9.60%          7.62%         3.55%          3.66%         6.26%           4.64%
---------------------------------------------------------------------------------------------------------------------------

September 30, 1995
Amount                               $532,156       $525,664      $892,283       $122,737       $29,002        $901,609
Yield/Rate                              9.63%          7.21%         3.61%          3.30%         6.56%           4.23%
---------------------------------------------------------------------------------------------------------------------------

December 31, 1995
Amount                               $550,480       $508,031      $921,111       $127,626        $5,604        $909,344
Yield/Rate                              9.65%          7.45%         3.60%          3.24%         5.39%           4.13%
---------------------------------------------------------------------------------------------------------------------------

March 31, 1996
Amount                               $569,267       $494,710      $884,358       $151,235       $26,143        $920,046
Yield/Rate                              9.52%          7.57%         3.57%          3.29%         5.76%           4.14%
---------------------------------------------------------------------------------------------------------------------------

June 30, 1996
Amount                               $589,407       $534,653      $893,135       $146,136       $73,858        $969,902
Yield/Rate                              9.44%          7.48%         3.52%          3.39%         5.62%           4.18%
---------------------------------------------------------------------------------------------------------------------------

September 30, 1996
Amount                               $611,922       $573,991      $900,950       $125,771      $144,987      $1,027,016
Yield/Rate                              9.36%          7.69%         3.54%          3.14%         5.83%           4.31%
---------------------------------------------------------------------------------------------------------------------------

December 31, 1996
Amount                               $639,764       $574,944      $903,111       $124,097      $168,011      $1,048,880
Yield/Rate                              9.46%          7.53%         3.62%          3.26%         5.94%           4.45%
---------------------------------------------------------------------------------------------------------------------------

Change in Quarterly Average
from
December 31, 1995 to
December 31, 1996
Outstandings:
Amount                                $89,284        $66,913     ($18,000)       ($3,529)      $162,407        $139,536
% Change                               16.22%         13.17%        -1.95%         -2.76%      2898.05%          15.34%
Yield/Rate: Change (% pts)              -0.19           0.08          0.02           0.02          0.55            0.32
---------------------------------------------------------------------------------------------------------------------------

Year-to-Date Average
Outstandings
December 31, 1995 - Amount           $519,762       $455,495      $746,838       $124,212       $88,806        $835,904
Yield/Rate                              9.61%          7.46%         3.55%          3.43%         6.23%           4.34%


December 31, 1996 - Amount           $602,717       $544,738      $895,435       $136,745      $103,541        $991,726
Yield/Rate                              9.45%          7.56%         3.56%          3.28%         5.83%           4.28%
---------------------------------------------------------------------------------------------------------------------------

Change in YTD Averages from
December 31, 1995 to
December 31, 1996
Outstandings:
Amount                                $82,955        $89,243      $148,597        $12,533       $14,735        $155,822
% Change                               15.96%         19.59%        19.90%         10.09%        16.59%          18.64%
Yield/Rate: Change (% pts)              -0.16           0.10          0.01          -0.15         -0.40           -0.06
---------------------------------------------------------------------------------------------------------------------------

Note:    (a)  Defined as total deposits minus municipal deposits; includes
              CDs > $100,000 for individuals and businesses.
         (b)  Rate includes impact of noninterest bearing transaction accounts.
         (c)  Totals and change calculations may not foot due to rounding.

Investments and Asset/Liability Management

         The primary objective of CBSI's investment portfolio is to prudently provide a degree of low-risk, quality assets to the balance sheet. This must be accomplished within the constraints of: (a) absorbing funds when loan demand is low and infusing funds when demand is high; (b) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (c) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (d) considering investment risk-weights as determined by regulatory risk-based capital guidelines; and (e) generating a favorable return without undo compromise of other requirements.


                                                         INVESTMENT PORTFOLIO MIX
                                               At Year End, Excludes Money Market Instruments
                                                                ($ Million)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Invest/
           Total                                                            State and Political                              Earning
        Investments        Mortgage-Backed          U.S. Governments           Subdivisions                Other              Assets
------------------------------------------------------------------------------------------------------------------------------------

Year Amount % Change   Amount % Change % Total   Amount % Change % Total   Amount % Change % Total   Amount % Change % Total    (%)
---- ------ --------   ------ -------- -------   ------ -------- -------   ------ -------- -------   ------ -------- -------   -----

1996   $578    23.5%     $250    28.2%     43%     $288    22.6%     50%      $18    12.5%      3%    $22     0.0%    4%       47.0%
1995   $468    23.7%     $195    25.6%     42%     $235    25.9%     50%      $16   -23.3%      3%    $22    41.3%    5%       45.5%
1994   $379    49.3%     $156    43.4%     41%     $187    63.5%     49%      $21   -15.9%      5%    $15   149.0%    5%       43.9%
1993   $253    -3.6%     $108    -8.1%     43%     $114     7.1%     45%      $25   -12.0%     10%     $6   -39.4%    2%       37.7%
1992   $263    15.0%     $118    28.4%     45%     $107    16.0%     41%      $28   -11.7%     11%    $10   -22.1%    3%       42.0%


     Consistent with the Company's long-standing practice, all investment strategies implemented during 1996 were developed in conjunction with CBSI's asset/liability position, with particular attention given to interest rate risk
(IRR) of the entire balance sheet, not just that associated with incremental investment decisions. In order to effectively manage IRR, both a short-term tactical and longer-term strategic horizon are considered.

         Throughout 1996, the balance sheet of the Bank exhibited a structurally asset sensitive profile, in large part due to the continuing influence of the Chase branch deposit acquisition consummated early in the third quarter of 1995. This profile is illustrated by the year-end gap maturity matrix which follows the liquidity section of this analysis. As a result, investment strategies pursued during the past year were primarily designed to manage this asset sensitive interest rate risk exposure, with a focus on improving the relative performance of net interest income in both rising and falling interest rate environments. Among these strategies was the use of incremental capital market borrowings when favorable investment buying opportunities existed. Examples of investment purchases in 1996 include fixed rate U.S callable agency debentures with 3 to 5 years of initial call protection, as well as longer-dated U.S. agency collateralized mortgage obligations (CMOs).

         The result of these investment strategies was a $105 million or 22% increase in CBSI's investment portfolio in 1996 to $578 million; this compares to an $89 million or 23% increase in the prior year. As a consequence of the Company's branch acquisition strategy beginning in 1994, which initially has provided a very high level of acquired deposits relative to loans, the ratio of investments to earning assets has steadily increased, ending 1996 at 47.0% or
1.5 percentage points greater than the prior year end. The composition of the portfolio throughout the period has heavily favored U.S. Governments and U.S. Agency mortgage-backed obligations, achieving effective use of regulatory risk-based capital. As of year-end 1996, these two security types (excluding Federal Home Loan Bank stock and Federal Reserve Bank stock) accounted for 97% of total portfolio investments versus 96% in the prior year.

         The average life of the portfolio, including the exercise of embedded call options, decreased to 3.0 years as of December 31, 1996. As of year-end 1995 and 1994, the average life of the portfolio stood at 4.5 years and 3.5 years, respectively. Callable bond investment strategies pursued during 1995 and 1994 were largely responsible for this decline in average life.

         In addition to strong investment growth, the average investment yield improved by 12 basis points from 7.45% in 1995 to 7.57% in 1996. However, this improvement in part resulted from favorable nonrecurring income, largely in the third quarter, amounting to $344,000. This event coincided with the one-time assessment imposed on the Bank in the same quarter to build the Savings Association Insurance Fund (SAIF). Additionally, a $221,000 discount was taken into income when a $2.8 million bond was called early in 1996; this resulted from the generally accepted accounting requirement to accrue a bond discount over the contractual life of the instrument rather than assuming it will be called. Without these two items, the 1996 average investment yield would have been 7.47% or slightly higher than the 1995 yield. The December 1996 portfolio yield averaged 7.57% compared to 7.56% for the same month one year prior.

         Through September 30, 1996, reflecting the bulk of the 1996 non-recurring investment income, the Company's investment yield was in the very favorable 95th peer bank percentile. For the six months ended June 30, 1996, which included the bond discount impact, the investment yield was in the 96th peer percentile.

         Net gains on the sale of securities were $32,000 in 1996 versus losses of $152,000 in 1995. Gains and losses incurred by the portfolio are the result of normal investment management activity, which focuses on improving long-term portfolio earnings and profitability.

         The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:

                                                                              At December 31,
                                             1996                                 1995                            1994
                                          ------------------------------------------------------------------------------------------

                                          Amortized                     Amortized                       Amortized
                                          Cost/Book       Market        Cost/Book        Market         Cost/Book        Market
                                            Value          Value          Value          Value            Value           Value
                                                                               (In thousands)
U.S. Treasury securities
and obligations of
U.S. Government
     corporations and agencies             $248,264       $254,437       $202,802        $212,415         $154,672       $154,367

Obligations of states
     and political subdivisions              17,796         18,292         15,409          16,077           17,304         17,772

Corporate securities                              2              2              2               2                2              2

Mortgage-backed
     securities                             103,795        105,765         97,593          99,848          120,178        115,613
                                           --------       --------        -------         -------         --------        -------

Total                                      $369,857       $378,496       $315,806        $328,342         $292,156       $287,754
                                          =========      =========      =========       =========        =========       ========

         The following table sets forth the amortized cost and market value for the Company's available-for-sale investment portfolio:



                                                                           At December 31,
                                              1996                               1995                        1994
                                           ------------------------------------------------------------------------------------

                                            Amortized                   Amortized                   Amortized
                                            Cost/Book       Market      Cost/Book      Market       Cost/Book       Market
                                              Value         Value         Value         Value         Value         Value

                                                                            (In thousands)

U.S. Treasury securities
and obligations of
U.S. Government
     corporations and agencies                 $39,684       $40,005       $32,334      $32,695          $33,691      $32,415

Obligations of states
     and political subdivisions                    437           452           435          459            3,432        3,472

Corporate securities                                 0             0             0           73              567          568

Mortgage-backed
     securities                                145,276       146,555        96,326       97,595           37,235       35,198

Equity securities (1)                           20,282        20,282        20,070       20,008           14,149       14,158

Federal Reserve
     Bank common stock                           1,403         1,403         1,396        1,396              552          552
                                                ------        ------        ------       ------             ----          ---

Total                                         $207,082      $208,697      $150,561     $152,226          $89,626      $86,363
                                             =========     =========     =========    =========         ========      =======


Net unrealized gains/(losses) on
  available-for-sale portfolio                   1,614                       1,665                        (3,262)
                                                ------                      ------                       -------

Total Carrying Value                          $578,553                    $468,032                      $378,520
                                             =========                   =========                      ========


(1) Includes  $19,709;  $19,678;  and $13,805 FHLB common stock at December 31,
    1996, 1995 and 1994, respectively.

     The following table sets forth as of December 31, 1996, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                                                                                   At December 31, 1996

                                                                        Amount           Amount
                                                       Amount          Maturing         Maturing
                                                      Maturing        After One        After Five        Amount         Total
                                                       Within          Year but        Years but        Maturing         Cost
                                                      One Year          Within           Within          After           Book
                                                      or Less         Five Years       Ten Years       Ten Years        Value
                                                    --------------------------------------------------------------------------------
Held-to-Maturity Portfolio


U.S. Treasury and other
   U.S. government agencies                                $0            $9,534        $216,228         $22,497      $248,259

Mortgage-backed securities                                  0             4,324          34,468          65,002       103,794

States and political subdivisions                       9,875             7,048             873               0        17,796

Other                                                       0                 7               0               0             7
                                                    --------------------------------------------------------------------------------


Total Held-to-Maturity Portfolio Value                 $9,875           $20,913        $251,569         $87,499      $369,856
                                                    ================================================================================


Weighted Average Yield for Year   (1)                    5.07%             7.75%           7.82%           7.85%         7.75%


Available-for-Sale Portfolio


U.S. Treasury and other
   U.S. government agencies                                $0            $6,012         $23,386         $10,287       $39,685

Mortgage-backed securities                              2,007             4,272          22,157         116,840       145,276

States and political subdivisions                         250               187               0               0           437

Other                                                       0                 0               0               0             0
                                                    --------------------------------------------------------------------------------


Total Available-for-Sale Portfolio Value               $2,257           $10,471         $45,543        $127,127      $185,398
                                                    ================================================================================


Weighted Average Yield for Year   (1)                    8.68%             6.32%           7.31%           7.20%         7.20%

     (1) Weighted-average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 35%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

Liquidity

         Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on- and off-balance sheet funding are in place.

         CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash flow funding needs over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90 day time horizons. As of year-end 1996, this ratio was 17.3% and 16.1%, respectively.

         The  following  Gap Report and its  representation  in the Gap Maturity
Matrix set forth information concerning interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1996:


GAP REPORT
As of December 31, 1996
(COMMUNITY  BANK SYSTEM, INC.)

Volumes                      Daily     1-30    31-60   61-90    91-180   181-360    13-24    25-36    37-60    Over 60
($000's)                     Floating  Days    Days     Days     Days      Days     Months   Months   Months   Months       Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Due from banks                                                                                                  52,535       52,504

Money Market Investments                                                                                                          0
Fixed Rate Debentures                                           12,846    73,425   35,933   120,544   16,535    22,514      281,797
Floating Rate Debentures              6,012                                                                                   6,012
Fixed Rate Mortgage
Backed                                2,283    2,254   2,224     6,501    12,711   25,190    21,204   27,250    86,262      185,879
Floating Rate Mortgage
Backed                               64,270                                                                                  64,270
Other Investments              399    1,239    3,998     389     1,790     2,260    3,205     2,071    2,007    23,237       40,595
------------------------------------------------------------------------------------------------------------------------------------
Total Investments              399   73,804    6,252   2,613    21,137    88,396   64,328   143,819   45,792   132,013      578,553
------------------------------------------------------------------------------------------------------------------------------------
Mortgages:
Adjustable Rate                       1,698   1,829    4,262     6,728    17,637                                             32,154
Fixed Rate                            2,263   2,228    2,280     6,538    12,428   22,438    19,681   32,282    33,351      133,489
Variable Home Equity                 31,975                                                                                  31,975
Commercial  Variable                136,477                                                                     11,918      148,395
Other Commercial                      2,453   2,472    2,491     7,587    15,702   30,327     7,951               (353)      68,630
Installment, Net                      7,911   6,760    6,973    20,324    38,979   69,084    52,838   29,782     5,178      237,829
------------------------------------------------------------------------------------------------------------------------------------
Total Loans                         182,777  13,289   16,006    41,177    84,746  121,849    80,470   62,064    50,094      652,472

Loan Loss Reserve                                                                                               (8,127)      (8,127)
Other Assets                                                                                                    68,432       68,432
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                   399  256,581  19,541   18,619    62,314   173,142  186,177   224,289  107,856   294,947    1,343,865
AVERAGE YIELD                 5.77%    8.76%   8.03%    8.68%     8.59%     8.57%    8.73%     8.28%    8.26%     4.42%        7.64%
====================================================================================================================================
LIABILITIES AND CAPITAL
Demand Deposits                                                                                                144,352      144,352
Savings / NOW                         1,345   1,345   1,345      4,035    21,851   16,140                      285,766      331,827
Money Markets                                                   38,753    16,966                                             55,719
CD's / IRA /Other                    56,709  31,808  27,559     70,920   138,610  102,800    45,723   20,435       751      495,315
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                       58,054  33,153  28,904    113,708   177,427  118,940    45,723   20,435   430,869    1,027,213

Fed Funds                            31,800                                                                                  31,800
Term Funds                                           65,000     25,000    25,000   35,000             15,000                165,000
Other Liabilities                                                                                               10,499       10,499
Capital                                                                                                        109,353      109,353
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
AND CAPITAL                          89,854  33,153  93,904    138,708   202,427  153,940    45,723   35,435   550,721    1,343,865
AVERAGE RATE                           5.26%   5.16%   5.49%      4.60%     4.96%    5.57%     6.07%    6.09%     1.25%        3.60%
====================================================================================================================================
GAP                            399  166,727 (13,612)(75,285)   (76,394)  (29,285)   32,237  178,566   72,421  (255,774)
CUMULATIVE GAP                 399  167,126 153,514  78,229      1,835   (27,450)    4,787  183,353  255,774         0
CUMULATIVE GAP /

TOTAL ASSETS                           0.12%   0.11%   0.06%      0.00%    -0.02%     0.00%    0.14%    0.19%

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

GAP MATURITY MATRIX
As of December 31, 1996
(COMMUNITY BANK SYSTEMS, INC.)

                                                       Uses of Funds
                                            Outstandings ($000's) and Yields (%) by Repricing Interval (Days or Months)

                    Assets      >60    37-60    25-36    13-24   181-360   91-180    61-90    31-60      1-30   Daily       Totals
                             Months   Months   Months   Months      Days     Days     Days     Days      Days
------------------------------------------------------------------------------------------------------------------------------------
                            294,947  107,856  224,289  186,177   173,142   62,314   18,619   19,541   256,581     399    1,343,865
Liabilities                    4.42%    8.26%    8.28%    8.73%     8.57%    8.59%    8.68%    8.03%     8.76%   5.77%        7.64%
------------------------------------------------------------------------------------------------------------------------------------
>60                550,721  294,947  107,856  147,918                                                                      550,721
Months                1.25%    3.17%    7.01%    7.03%                                                                        4.96%

37-60               35,435                     35,435                                                                       35,435
Months                6.09%                      2.19%                                                                        2.19%

25-36               45,723                     40,936    4,787                                                              45,723
Months                6.07%                      2.21%    2.66%                                                               2.26%

13-24              153,940                             153,940                                                             153,940
Months                5.57%                               3.16%                                                               3.16%

181-360            202,427                              27,450   173,142    1,835                                          202,427
Days                  4.96%                               3.77%     3.61%    3.64%                                            3.63%

91-180             138,708                                                 60,479   18,619   19,541    40,069              138,708
Days                  4.60%                                                  4.00%    4.08%    3.43%     4.17%                3.98%

61-90               93,904                                                                             93,904               93,904
Days                  5.49%                                                                              3.28%                3.28%

31-60               33,153                                                                             33,153               33,153
Days                  5.16%                                                                              3.60%                3.60%

1-30                89,854                                                                             89,455     399       89,854
Days                  5.26%                                                                              3.51%   0.51%        3.50%

Daily

------------------------------------------------------------------------------------------------------------------------------------
Totals           1,343,865  294,947  107,856  224,289  186,177   173,142   62,314   18,619   19,541   256,581     399    1,343,865

Net
Interest
Margin                3.60%    3.17%    7.01%    5.39%    3.24%     3.61%    3.99%    4.08%    3.43%     3.54%   0.51%        4.04%
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


Impact of New Accounting Pronouncements

         Effective January 1, 1996, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" requires a fair-value-based approach to accounting for stock-based compensation plans. Alternatively, the Statement allows for such plans to continue to be accounted for in accordance with APB Opinion 25, with disclosure of proforma amounts reflecting the difference between the costs charged to operations pursuant to Opinion 25 and the compensation cost that would have been charged had Statement No. 123 been applied. The Company has elected to continue accounting for stock-based compensation plans in accordance with APB 25.

         Effective January 1, 1996, Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," establishes standards for measuring impairment of long-lived assets, including certain identifiable intangible assets. The adoption of this statement did not have a significant effect on the Company's financial statements.

         Effective January 1, 1997, Financial Accounting Standards Board No. 128 "Earnings Per Share" changes the reporting requirements previously found in APB 15 "Earnings Per Share" and makes them comparable to International EPS standards. It replaces the presentation of Primary EPS with Basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution of common stock equivalents. The adoption of FASB No. 128 "EPS" is not expected to have a significant effect on EPS as previously reported.


Subsequent Events

         Effective January 2, 1997, the Company adopted FASB 128 "Earnings Per Share".

         On January 17, 1997 the common shares of Northeastern Computer Services were transferred from the Company to Community Bank, N.A. as its wholly owned subsidiary and renamed CBNA Treasury Management Corporation. This subsidiary manages the treasury function of the Bank.

         On January 29,1997, CBSI announced the placement of $30 million of fixed rate capital securities through Community Capital Trust I, a newly formed Delaware business trust, controlled by CBSI. The 9.75% Capital Securities, Series A of Community Capital Trust I were priced at 99.325% of par to yield 9.82%. Cash distributions will be payable semi-annually on January 31 and July 31, beginning July 31, 1997. The 9.75% Capital Securities are rated Investment Grade ("BBB-") by Thomson BankWatch.

         On February 11, 1997, the Company entered into an agreement with KeyBank National Association (New York) to acquire eight branches in Western New York with deposits approximating $161 million and loans approximating $24 million. This acquisition is subject to regulatory approval and is expected to close in June 1997.

         On February 19, 1997 shareholders approved a two-for-one stock split. Shareholders of record at the close of business on February 10, 1997 were issued one additional share of common stock for each share already held distributed on or about March 12, 1997.

         On March 10, 1997, the Company redeemed the remaining portion or $4.5 million of its 9% Cumulative Perpetual Preferred Stock.

         On March 24, 1997, the Company entered into an agreement with Fleet Financial Group to acquire twelve branches in Northern New York with deposits approximating $182 million and loans approximating $70 million. This acquisition is subject to regulatory approval and is expected to close in June 1997.

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements and auditor's reports of Community Bank System, Inc. and subsidiaries are contained on pages 56 through 79 of this item.

- Consolidated Statements of Condition --
  December, 31, 1996 and 1995

- Consolidated Statements of Income --
  Years ended December 31, 1996, 1995, and 1994

- Consolidated Statements of Changes in Shareholders' Equity -- Years ended December 31, 1996, 1995, and 1994

- Consolidated Statement of Cash Flows --
  Years ended December 31, 1996, 1995, and 1994

- Notes to Consolidated Financial Statements --
  December 31, 1996

- Auditors' report

Quarterly Selected Data (Unaudited) are contained on page 80

CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
                                                                 December 31,         December 31,
                                                                 1996                    1995
ASSETS
    Cash and due from banks                                      $52,534,726          $56,903,103
    Federal funds sold                                                                  6,000,000
                                                                                        ---------

              Total cash and cash equivalents                     52,534,726           62,903,103

    Investment securities (approximate fair
      value of $587,193,000 and $480,568,000)                    578,553,291          468,031,712
    Loans                                                        652,473,875          560,151,655
                Reserve for possible loan losses                  8,127,752             6,976,385
                                                                  ----------            ---------

        Net loans                                                644,346,123          553,175,270

    Premises and equipment,net                                    16,782,034           16,935,856
    Accrued interest receivable                                   10,790,071            9,150,503
    Intangible assets,net                                         31,241,489           33,970,375
    Other assets                                                  9,616,928             7,878,194
                                                                  ----------            ---------

     TOTAL ASSETS                                            $1,343,864,662        $1,152,045,013
                                                             ---------------       --------------


LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Deposits
    Noninterest bearing                                         $144,351,214         $140,288,323
    Interest bearing                                            882,862,042           876,657,901
                                                                ------------          -----------

    Total deposits                                             1,027,213,256        1,016,946,224

   Federal funds purchased                                        31,800,000                    0
   Borrowings                                                    165,000,000           25,550,000
   Accrued interest and other liabilities                        10,499,179             9,488,540
                                                                 -----------            ---------

     Total liabilities                                        1,234,512,435         1,051,984,764
                                                              --------------        -------------

  Shareholders' equity:
    Preferred stock $1 par, $100 stated value
     500,000 shares authorized
     45,000 shares issued and outstanding                          4,500,000            4,500,000
    Common stock $1.25 par value;
     5,000,000 shares authorized, 3,737,203
     and 3,679,625 shares issued and outstanding                   4,671,504            4,599,531
    Surplus                                                       33,584,773           32,955,273
    Undivided profits                                             65,691,025           57,079,501
    Unrealized net gains on available for sale securities            947,853              977,457
    Shares issued under employee stock plan-unearned                (42,928)              (51,513)
                                                                    --------              --------

    Total shareholders' equity                                  109,352,227           100,060,249
                                                                ------------          -----------

                                                             $1,343,864,662        $1,152,045,013
                                                             ---------------       --------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                                                                                Years Ended December 31
                                                                        1996             1995              1994
Interest income:
  Interest and fees on loans                                          $56,931,658      $49,927,725        $40,699,073
  Interest and dividends on investments:
     U.S. Treasury                                                        493,117          993,238          1,800,534
     U.S. government agencies and corporations                         21,169,844       15,699,390          8,078,065
     States and political subdivisions                                  1,010,860        1,082,381          1,427,476
     Mortgage-backed securities                                        16,074,631       13,081,731          8,922,926
     Other securities                                                   1,672,300        1,180,775            645,828
  Interest on federal funds sold and deposits with other banks            336,002        1,421,785              1,133

     Total interest income                                             97,688,412       83,387,025         61,575,035

Interest expense:
  Interest on deposits                                                 36,383,486       30,772,056         18,213,046
  Interest on federal funds purchased                                   1,152,922        1,118,220          1,622,142
  Interest on short-term borrowings                                     1,465,894        4,257,866          1,360,406
  Interest on long-term borrowings                                      3,420,155          158,756            934,154

     Total interest expense                                            42,422,457       36,306,898         22,129,748

       Net interest income                                             55,265,955       47,080,127         39,445,287
Less: Provision for possible loan losses                                2,897,068        1,765,148          1,702,466

    Net interest income after provision for loan losses                52,368,887       45,314,979         37,742,821

Other income:
  Fiduciary and investment services                                     1,522,653        1,446,898          1,379,566
  Service charges on deposit accounts                                   4,037,150        3,326,274          2,593,282
  Commissions on investment products                                      782,178          473,101                  0
  Other service charges, commissions and fees                           1,719,251        1,323,026          1,519,043
  Other operating income                                                  780,834          140,720            130,822
  Investment security gains (losses)                                       32,394        (152,375)          (502,343)

    Total other income                                                  8,874,460        6,557,644          5,120,370

Other expenses:
  Salaries and employee benefits                                       19,247,336       16,756,706         13,098,207
  Occupancy expense, net                                                3,073,107        2,608,104          2,042,571
  Equipment and furniture expense                                       2,318,489        1,991,541          1,697,230
  Amortization of intangible assets                                     2,728,886        1,569,478            350,569
  Other                                                                10,082,166       10,092,890          9,309,091

    Total other expenses                                               37,449,984       33,018,719         26,497,668

    Income before income taxes                                         23,793,363       18,853,904         16,365,523
Income taxes                                                            9,660,319        7,384,000          6,256,305

    NET INCOME                                                        $14,133,044      $11,469,904        $10,109,218

Earnings per share                                                          $3.67            $3.41              $3.59


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Years ended December 31, 1994, 1995 and 1996


                                                                                                   Common
                                                                                                   Shares    Unrealized
                                                                                                   Issued     Net Gains
                                                                                                              (Losses)
                                                                                                    Under    on Available
                                    Preferred      Common Stock                      Undivided   Stock Plans  For Sale
                                      Stock       Shares      Amount      Surplus      Profits    -Unearned  Securities    Total

Balance at January 1, 1994                      2,748,318  $3,435,398  $14,374,149  $42,902,266  ($5,852)   $1,280,466  $61,986,427

  Net income - 1994                                                                  10,109,218                          10,109,218
  Cash dividends:
    Common, $1.14 per share                                                          (3,158,171)                         (3,158,171)
  Common stock issued under
    stock plans                                    39,832      49,789      510,947                 2,185                  562,921
  Market value adjustment on
    available for sale investments                                                                          (3,210,880)  (3,210,880)


Balance at December 31, 1994                    2,788,150  $3,485,187  $14,885,096  $49,853,313  ($3,667)  ($1,930,414) $66,289,515

  Net income - 1995                                                                  11,469,904                          11,469,904
  Cash dividends:
    Preferred, $9.00 per share                                                         (253,125)                           (253,125)
    Common, $1.23 per share                                                          (3,990,591)                         (3,990,591)
  Issuance of preferred stock       $9,000,000                                                                            9,000,000
  Repurchase of preferred stock     (4,500,000)                                                                          (4,500,000)
  Issuance of common stock                        862,500   1,078,125   17,364,533                                       18,442,658
  Common stock issued under
    stock plans                                    28,975      36,219      705,644               (47,846)                   694,017
  Market value adjustment on
    available for sale investments                                                                           2,907,871    2,907,871


Balance at December 31, 1995        $4,500,000  3,679,625  $4,599,531  $32,955,273  $57,079,501 ($51,513)     $977,457 $100,060,249

  Net income - 1996                                                                  14,133,044                          14,133,044
  Cash dividends:
    Preferred, $9.00 per share                                                         (405,000)                           (405,000)
    Common, $ 1.38 per share                                                         (5,116,520)                         (5,116,520)
  Common stock issued under
    stock plans                                    16,953      21,192      554,817                 8,585                    584,594
  Common stock issued
    in business combination
    (see Note B)                                   40,625      50,781       74,683                                          125,464
  Market value adjustment on
    available for sale investments                                                                             (29,604)     (29,604)


Balance at December 31, 1996        $4,500,000  3,737,203  $4,671,504   $33,584,773 $65,691,025 ($42,928)     $947,853 $109,352,227


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Years ended December 31, 1996, 1995, and 1994
Increase (Decrease) in Cash and Cash Equivalents

                                                                                                 Years Ended December 31
                                                                                       1996                1995               1994
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net income                                                                   $14,133,044         $11,469,904        $10,109,218
   Adjustments to reconcile net incoome to net cash
     provided by operating activities:
         Depreciation                                                             1,948,619           1,618,205          1,434,356
         Net amortization of intangible assets                                    2,728,886           1,569,477            350,569
         Net accretion of security premiums and discounts                        (1,690,528)         (1,422,859)          (511,974)
         Provision for loan losses                                                2,897,068           1,765,148          1,702,466
         Provision for deferred taxes                                            (1,840,573)            (99,586)          (454,968)
         (Gain)\Loss on sale of investment securities                               (32,394)            152,375            502,343
         (Gain)\Loss on sale of assets                                              (91,780)           (140,720)           (16,814)
         Change in interest receivable                                           (1,639,568)         (2,493,177)        (2,118,557)
         Change in other assets and other liabilities                             1,254,964            (679,527)         2,200,801
         Change in unearned loan fees and costs                                    (659,412)           (225,949)            76,510
------------------------------------------------------------------------------------------------------------------------------------

      Net Cash Provided by Operating Activities                                  17,008,326          11,513,291         13,273,950
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of available for sale investment securities                15,803,016           4,125,000         29,240,847
  Proceeds from maturities of held to maturity investment securities             77,849,167          35,575,390         36,579,872
  Proceeds from maturities of available for sale investment securities           27,014,893          28,579,113         27,695,203
  Purchases of held to maturity investment securities                          (130,151,635)        (97,175,179)      (201,943,283)
  Purchases of available for sale investment securities                         (99,364,521)        (54,418,605)       (22,055,530)
  Net change in loans outstanding                                               (93,336,338)        (77,769,646)       (65,860,765)
  Capital expenditures                                                           (1,775,188)         (8,831,705)        (1,992,834)
  Proceeds from sales of capital assets                                                   0             939,922                  0
  Premium paid for branch acquisitions                                                    0         (29,621,013)        (6,004,913)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used By Investing Activities                                         (203,960,606)       (198,596,723)      (204,341,403)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts and savings accounts              (22,671,180)        145,537,725         11,755,827
  Net change in certificates of deposit                                          32,938,212         191,770,875         79,566,554
  Proceeds from term borrowings                                                 171,800,000          25,000,000        105,300,000
  Payments on  term borrowings                                                     (550,000)       (162,300,000)                 0
  Payment on lease obligation                                                             0                   0            (42,036)
  Issuance of common and preferred stock                                            457,142          23,321,763            560,456
  Cash dividends                                                                 (5,390,271)         (3,866,017)        (3,063,437)
------------------------------------------------------------------------------------------------------------------------------------

      Net Cash Provided by Financing Activities                                 176,583,903         219,464,346        194,077,364
------------------------------------------------------------------------------------------------------------------------------------

Change in Cash and Cash Equivalents                                             (10,368,377)         32,380,914          3,009,911
  Cash and cash equivalents at beginning of year                                 62,903,103          30,522,189         27,512,278
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $52,534,726         $62,903,103        $30,522,189
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                          $42,090,983         $35,002,244        $21,369,189
====================================================================================================================================

Cash Paid for Income Taxes                                                      $10,654,673          $7,635,999         $5,945,320
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
INVESTING ACTIVITIES:

Dividends declared and unpaid                                                    $1,345,393          $1,214,144           $836,445

Gross change in unrealized net gains and (losses) on available for
  sale securities                                                                  ($50,424)         $4,927,345        ($5,426,535)

====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         Community Bank System, Inc. (the Company) is a one bank holding company which owns two active operating subsidiaries, Community Bank, N.A. (the Bank) and Benefit Plan Administrative Services, Inc. (BPA), as well as two other non-active subsidiaries. The Bank operates 49 customer facilities throughout Northern New York, the Finger Lakes Region, the Southern Tier, and Southwestern New York. The Bank provides individual, business, agricultural and government customers with a complete range of banking services, including qualified retirement plan administration, investment management, and personal trust services; retail and commercial loan and deposit products; and non-deposit annuities and investment products. BPA, located in Utica, New York, provides pension administration and actuarial services to various customers throughout New York State.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, BPA, and a currently inactive nonbanking subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities

         The Company has classified its investments in debt and equity securities as held to maturity or available for sale. Held to maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held to maturity are classified as available for sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities has been classified as trading securities.

         The average cost method is used in determining the realized gains and losses on sales of investment securities, which are reported under other income as investment security gains (losses).

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

         The Bank places a loan on nonaccrual status and recognizes income on a cash basis when it is more than ninety days past due (or sooner, if management concludes collection of interest is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection.

         The reserve for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The reserve is increased by provisions charged to expense and reduced by net charge-offs. The level of the reserve is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing economic conditions.

         Effective January 1, 1995 the Bank adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan." Under this standard a loan is considered impaired, based current information and events, if it is probable that the Bank will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Adoption of this pronouncement had no effect on the Bank's 1995 financial statements

Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation. The annual provision for depreciation is computed using the straight-line method in amounts sufficient to recognize the cost of depreciable assets over their estimated useful lives. Maintenance and repairs are charged to expense as incurred.

Other Real Estate

         Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance plus settlement costs, or fair value less estimated costs of disposal. At December 31, 1996 and 1995, other real estate, included in other assets, amounted to $745,504 and $614,478, respectively.

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

Earnings Per Share

         Earnings per share are computed on the basis of weighted average common and common equivalent shares outstanding throughout each year (3,741,259 in 1996; 3,261,205 in 1995; 2,814,710 in 1994).

Fair Values of Financial Instruments

         Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of information on financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         The fair values of investment securities, loans and deposits have been disclosed in footnotes C, D, and G, respectively.

Reclassification

         Certain amounts from 1995 and 1994 have been reclassified to conform to the current year's presentation.

NOTE B: ACQUISITIONS AND DIVESTITURES

In July 1996, the Company acquired all of the outstanding shares of common stock of Benefit Plan Administrators, Inc., a pension administration and actuarial firm, in exchange for 40,625 shares of the Company's common stock. The transaction was accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for 1996 include the accounts of Benefit Plan Administrators. Consolidated financial statements of prior periods presented were not restated as the effect on those periods is not significant.

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


                                                 Acquisition    Divestiture

Cash received (paid)                             $330,229,952  ($37,707,788)

Loans acquired (divested)                          13,954,164    (1,118,758)

Property and equipment acquired
 (divested)                                         5,133,354      (741,500)

Other assets and liabilities acquired
 (divested), net                                    1,247,553      (124,406)

Purchase (divestiture) price allocated to:

   Core deposit value                              16,375,717    (1,941,210)

   Goodwill                                        15,635,610      (917,463)

Deposit liabilities assumed (divested)           $382,576,350  ($42,551,125)

================================================================================

Net core deposit value and goodwill arising from these transactions is being amortized over 10 years on an accelerated basis, and over 25 years on a straight-line basis, respectively.

In 1994, the Company acquired three branches from the Resolution Trust Corporation (formerly owned by Columbia Savings, FSA) and the Cato, New York branch from The Chase Manhattan Bank, N.A. In connection with these acquisitions, the Company assumed $75,000,000 in deposit liabilities and received cash and other assets of $69,000,000. The deposit premium of $6,000,000 is being amortized on a straight-line basis over 15 years.

The above branch transactions have been recorded under the purchase method of accounting, and, accordingly, the operating results of the branches acquired have been included in the Company's consolidated financial statements from the date of acquisition. Results of operations on a proforma basis are not presented since historical financial information for the branches acquired is not available.
================================================================================

NOTE C:  INVESTMENT SECURITIES

The amortized  cost and estimated fair values of investments in securities as of
December 31 are as follows:
                                                          1996                                            1995
------------------------------------------------------------------------------------------------------------------------------------
                                                    Gross       Gross    Estimated                  Gross       Gross    Estimated
                                     Amortized   Unrealized  Unrealized    Fair      Amortized    Unrealized Unrealized    Fair
Held to Maturity                          Cost      Gains      Losses      Value        Cost        Gains      Losses      Value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies      $248,264,441 $6,210,000     $37,000  $254,437,000 $202,802,118  $9,663,000   $50,000  $212,415,000

Obligations of
   states and political
   subdivisions                     17,795,714    499,000       3,000    18,292,000   15,408,820     693,000    24,000    16,078,000

Corporate Securities                     1,500        500           0         2,000        1,500           0         0         2,000

Mortgage-backed securities         103,794,817  2,184,000     214,000   105,765,000   97,593,366   2,444,000   189,000    99,848,000
                                  ------------ ----------    --------  ------------  -----------  ----------  --------   ----------
      TOTALS                      $369,856,472 $8,893,500    $254,000  $378,496,000 $315,805,804 $12,800,000  $263,000  $328,343,000

------------------------------------------------------------------------------------------------------------------------------------

Available for Sale
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies       $39,684,493   $527,326    $207,137   $40,004,682  $32,334,410    $488,211  $127,706   $32,694,915

Obligations of
   states and political
   subdivisions                        436,856     15,574           0       452,430      435,420      24,116         0       459,536

Mortgage-backed securities         145,276,186  1,853,074     574,405   146,554,855   96,325,428   1,411,690   141,829    97,595,289
                                  ------------ ----------    --------  ------------  -----------  ----------  --------   ----------
      TOTALS                      $185,397,535 $2,395,974    $781,542  $187,011,967 $129,095,258  $1,924,017  $269,535  $130,749,740

Federal Home Loan Bank and
   other equity securities          20,282,002          0           0    20,282,002   20,070,044      10,373         0    20,080,417
Federal Reserve
   Bank common stock                 1,402,850          0           0     1,402,850    1,395,750           0         0     1,395,750
                                    ----------         --          --    ----------   ----------          --        --    ---------

      TOTALS                      $207,082,387 $2,395,974    $781,542  $208,696,819 $150,561,052  $1,934,390  $269,535  $152,225,907
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain/(loss) on
   Available for Sale                1,614,432                                         1,664,856
------------------------------------------------------------------------------------------------------------------------------------
GRAND TOTAL
CARRYING VALUE                    $578,553,291                                      $468,031,712
                                  =============                                     ============

The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                    Held to Maturity                  Available for Sale
                                              Carrying       Est. Market          Carrying       Est. Market
(FIGURES IN DOLLARS)                             Value             Value             Value             Value
----------------------------------------------------------------------------------------------------------------

Due in one year or less                     $9,874,790        $9,922,000          $250,120          $251,640
Due after one through five years            16,588,691        17,942,000         6,198,339         6,161,150
Due after five years through ten           217,100,880       221,914,000        23,385,545        23,699,480
years
Due after ten years                         22,497,294        22,953,000        10,287,345        10,344,842
                                     ---------------------------------------------------------------------------
TOTAL                                      266,061,655       272,731,000        40,121,349        40,457,112
Mortgage-backed securities                 103,794,817       105,765,000       145,276,186       146,554,855
                                     ---------------------------------------------------------------------------
TOTAL                                     $369,856,472      $378,496,000      $185,397,535      $187,011,967


     Proceeds from sales of investments in debt securities during 1996, 1995, and 1994 were $12,940,000, $3,950,000 and $29,241,000, respectively. Gross gains of approximately $32,000 and $258,000 for 1996 and 1994 respectively, and gross losses of $150,000 and $761,000 in 1995 and 1994, respectively, were realized on those sales.

     Investment   securities   with  a  carrying  value  of   $304,022,444   and
$202,204,782 at December 31, 1996 and 1995, respectively, were pledged to collateralize deposits and borrowings.

NOTE D:   LOANS

     Major Classifications of Loans at December 31, are summarized as follows:
                                                 1996              1995
Real estate mortgages:
        Residential                      $225,087,777      $204,225,091
        Commercial                         56,958,511        46,970,983
        Farm                                8,295,934         8,223,806
Agricultural loans                         21,688,695        17,968,900
Commercial loans                           99,445,415        81,562,024
Installment loans to individuals          243,394,056       212,479,749
Other loans                                 3,496,176         2,190,134
                                      ---------------------------------
                                          658,366,564       573,620,687
Less:  Unearned discount                   (5,892,689)      (13,469,032)
Reserve for possible loan losses           (8,127,752)       (6,976,385)
                                      ---------------------------------

Net loans                                $644,346,123      $553,175,270


     The estimated fair value of loans receivable at December 31, 1996 and 1995 was approximately $662,000,000 and $565,000,000, respectively.

     Changes in the reserve for possible loan losses for the years ended December 31 are summarized below:


--------------------------------------------------------------------------------
                                          1996              1995           1994
--------------------------------------------------------------------------------
Balance at the beginning of year    $6,976,385        $6,281,109     $5,706,609
Provision charged to expense         2,897,068         1,765,148      1,702,466
Loans charged off                   (2,458,651)       (1,757,584)    (1,615,712)
Recoveries                             712,950           687,712        487,746
                                  --------------------------------- ------------
Balance at end of year              $8,127,752        $6,976,385     $6,281,109
================================================================================

As of December 31, 1996 and 1995 the Company's impaired loans for which specific valuation allowances were recorded were not significant.

NOTE E:  PREMISES AND EQUIPMENT

     Premises and equipment consist of the following at December 31:
--------------------------------------------------------------------------------
                                           1996                    1995
--------------------------------------------------------------------------------
Land and land improvements                $3,715,154              $3,527,773
Bank premises owned                       16,026,615              15,761,996
Equipment                                 12,378,636              10,747,882
                                      ------------------       -----------------

      Premises and equipment gross        32,120,405              30,037,651
Less:  Allowance for depreciation         15,338,371              13,101,795
                                      ------------------       -----------------

      Premises and equipment, net        $16,782,034             $16,935,856
================================================================================

NOTE F:  INTANGIBLE ASSETS

          Intangible assets consist of the following at December 31:
--------------------------------------------------------------------------
                                             1996                 1995
--------------------------------------------------------------------------
--------------------------------------------------------------------------

Core deposit intangible               $15,007,907          $15,007,907
Goodwill and other intangibles         21,591,942           21,591,942

                                   ---------------------------------------
     Intangible assets, gross          36,599,849           36,599,849
Less:  Accumulated amortization        (5,358,360)          (2,629,474)

                                   ---------------------------------------
    Intangible assets, net            $31,241,489          $33,970,375
==========================================================================


NOTE G:  DEPOSITS
          Deposits by type at December 31 are as follows:
       -------------------------------------------------------------------
                                            1996                  1995
       -------------------------------------------------------------------
       Demand                       $144,351,215          $140,288,323
       Savings                       387,545,639           414,279,708
       Time                          495,316,402           462,378,193

                                 -----------------------------------------
                 Total Deposits   $1,027,213,256        $1,016,946,224
       ===================================================================

The estimated fair values of deposits at December 31, 1996 and 1995 were approximately $1,027,000,000 and $1,019,000,000 respectively.

At December 31, 1996 and 1995, time certificates of deposit in denominations of $100,000 and greater totaled $68,914,112 and $71,241,034, respectively.

NOTE H:  BORROWINGS
           At  December  31,  1996  and  1995,  outstanding  borrowings  were as follows:
--------------------------------------------------------------------------------
                                                           1996           1995
--------------------------------------------------------------------------------
Short-term borrowings:
   Federal funds purchased                          $31,800,000             $0
   Federal Home Loan Bank advances                  65,000,000               0
                                                    -----------      ---------
                                                     96,800,000              0

Long-term borrowings:
   Federal Home Loan Bank advances                  100,000,000     25,550,000
   (Current portion of $50,000,000 and
   $25,550,000 in 1996 and 1995, respectively)
                                               ---------------------------------
                                                   $196,800,000    $25,550,000
================================================================================

Federal Home Loan Bank advances are secured by a blanket lien on the Company's residential real estate loan portfolio and mortgage-backed securities portfolio.

          Borrowings at December 31, 1996 have maturity dates as follows:

                                Weighted
                              Average Rate

January 2, 1997                  7.38%         $31,800,000
March 17, 1997                   5.60%          30,000,000
March 24, 1997                   5.62%          10,000,000
March 27, 1997                   5.68%          25,000,000
June 13, 1997                    5.99%          25,000,000
September 25, 1997               6.17%          25,000,000
July 22, 1998                    6.50%          25,000,000
December 14, 1998                5.69%          10,000,000
December 13, 2000                5.86%          15,000,000
                                 -----          ----------

                                 6.16%        $196,800,000

NOTE I:  INCOME TAXES

The Company follows an asset-liability approach to recognizing the tax effects of temporary differences between tax and financial reporting.

The provision (benefit) for income taxes for the years ended December 31 is as follows:
------------------------------------------------------------------------
                                1996            1995            1994
------------------------------------------------------------------------
Current:
     Federal              $8,909,495      $5,658,251      $4,993,505
     State                 2,591,397       1,825,335       1,717,768
Deferred:
     Federal              (1,426,394)        (76,248)       (341,226)
     State                  (414,179)        (23,338)       (113,742)
                           ---------        --------       ---------

Total income taxes        $9,660,319      $7,384,000      $6,256,305
========================================================================

Components of the net deferred tax asset, included in other assets, as of December 31 are as follows:
--------------------------------------------------------------------------------
                                              1996                1995
--------------------------------------------------------------------------------
Allowance for loan losses               $3,331,971          $2,880,201
Deferred net  loan fees                          0             205,529
Post Retirement and other reserves         606,481             489,727
Pension                                    348,537             340,199
Amortization of Intangibles                184,239              45,805
Other                                      166,950              43,212
                                       -----------          ----------
Total deferred tax asset                $4,638,178          $4,004,673
                                       -----------          ----------

Investment securities                      901,553           2,155,552
Depreciation and Other                      91,965              65,853
Total deferred tax liability              $993,518          $2,221,405
                                       -----------          ----------

Net deferred tax asset                  $3,644,660          $1,783,268
================================================================================

The Company has determined that no valuation allowance is necessary as it is more likely than not deferred tax assets will be realized through carryback of future deductions to taxable income in prior years, future reversals of existing temporary differences and future taxable income.

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:
--------------------------------------------------------------------------------
                                                    1996      1995      1994
--------------------------------------------------------------------------------

Federal statutory income tax rate                   35.0%     35.0%     35.0%
Increase (reduction) in taxes resulting from:
     Tax-exempt interest                            (1.3)     (1.8)     (2.8)
     State income taxes, net of federal benefit      5.8       6.2       6.4
     Other                                           1.1      (0.2)     (0.4)
                                                    ----     -----     -----
Effective income tax rate                           40.6%     39.2%     38.2%

Note J:  LIMITS ON DIVIDENDS AND OTHER RESTRICTIONS

         NOTE J:   LIMITS ON DIVIDENDS AND OTHER RESTRICTIONS
The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of Currency (OCC ) for payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1996, the bank had approximately $18,259,000 in undivided profits legally available for the payment of dividends.

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

NOTE K:  BENEFIT PLANS
        The Company has a noncontributory pension plan for all eligible employees; it is administered by the Trust Department of Community Bank, N.A. under the direction of an appointed retirement board. The policy of the Company is to fund the plan to the extent of its maximum tax deductibility.

        The net periodic pension cost and acturial assumptions for the years ended December 31 were as follows:

--------------------------------------------------------------------------------------------

                                                        1996          1995          1994
--------------------------------------------------------------------------------------------
Service cost-benefits earned during the year        $281,318      $197,695      $227,005
Interest cost on projected benefit obligation        596,266       551,207       513,981
Actual return on plan assets                      (1,257,927)   (1,424,112)      164,442
Administrative expenses                              123,625        73,162       101,695
Net amortization and deferral                        507,801       837,321      (884,693)
                                                    --------      --------     ---------

    Net periodic pension cost                       $251,083      $235,273      $122,430
============================================================================================
Discount rate                                           7.25%          7.0%          8.0%

Expected long term rate of return on assets              9.0%          9.0%          9.0%

Rate of increase in compensation levels                  4.0%          4.0%          4.0%

============================================================================================

         The following table presents a reconciliation of the plan's funded status at December 31:



-------------------------------------------------------------------------------
                                                        1996           1995
-------------------------------------------------------------------------------

Acturial present value of benefit obligations:
       Vested                                     $7,386,006     $7,321,438
       Nonvested                                     105,342         84,983
                                                    --------        -------

       Accumulated benefit obligation             $7,491,348     $7,406,421
===============================================================================


------------------------------------------------------------------------------
                                                           1996           1995
------------------------------------------------------------------------------

Projected benefit obligation                        ($8,893,253)   ($8,460,066)
Plan assets at fair value                             9,095,755      7,971,084
                                                      ----------     ---------

Plan assets in excess of projected
       benefit obligation                               202,502       (488,982)

Unrecognized net loss/(gain) from past experience
       different from that assumed and effects of
       changes in assumptions                           872,861      1,427,866

Unrecognized prior service cost, being
       recognized over 17 years                        (293,937)      (309,127)

Unrecognized net asset at date of
       adoption, being recognized over 17 years        (159,026)      (181,274)
                                                       ---------      --------

Prepaid pension cost included
       in other assets                                 $622,400       $448,483
==============================================================================

         The increase in the discount rate from 7% to 7.25% decreased the projected benefit obligation at December 31, 1996 by $287,907. The entire amount of unrecognized gains and losses is amortized over the average remaining service lives of the participants on a straight-line basis.

         Plan assets consist primarily of listed stocks, governmental securities, and cash equivalents. The plan is authorized to invest up to 10% of the fair value of its total assets in common stock of Community Bank System, Inc. At December 31, 1996 and 1995, the plan held 26,064 and 23,064 shares, respectively, of the sponsor company common stock.

         The Company also has an Employee Savings and Retirement Plan, which is administered by the Trust Department of Community Bank, N.A. The Employee Savings and Retirement Plan includes Section 401(k) and Thrift provisions as defined under the Internal Revenue Code. The provisions permit employees to contribute up to 15% of their total compensation on a pre-tax or post-tax basis. The Company matches 50% of the first 6% of employee contributions. Company contributions to the trust amounted to $598,998, $522,680, and $460,459 in 1996, 1995, and 1994, respectively.

         The Company has deferred compensation agreements with its President and Chief Executive Officer and several former executives and officers whereby monthly payments are to be provided upon retirement over periods ranging from 10 to 25 years. Expenses recognized in 1996 and 1995 relating to these agreements amounted to approximately $377,000 and $369,000, respectively.

         Effective January 1, 1996, the Board approved a Stock Balance Plan for non-employee directors who have completed six months of service. The Plan is a non-qualified, non-contributory deferred compensation plan. The Plan provides benefits for periods of service prior to January 1, 1996 based on a predetermined formula. Amounts credited to participant accounts for all creditable service after January 1, 1996 are based on performance of the Company's stock. Participants become fully vested after six years of service. Benefits are payable in the form of an annuity on the first of the month following the later of a participant's disassociation from the Board or attainment of age 70. Unrecognized prior service cost of $628,206 is being amortized over 20 years. Expense related to the plan recognized in 1996 approximated $150,000.

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

         The cost of postretirement benefits is accrued for during the service lives of employees. The Company elected the prospective transition approach and is amortizing the transition obligation over a 20-year period.

         Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

                                                    1996        1995        1994
Service cost                                    $111,252     $80,600     $73,200
Amortization of transition
   obligation over 20.1 years                     61,200      61,200      61,200
Amortization of prior service
   cost                                           10,200       5,100           0
Amortization of unrecognized net loss
   over 19.3 years                                16,985      13,400      21,800
Interest on APBO less interest on
   expected benefit payments                     164,656     163,800     156,300
Net periodic postretirement
   benefit cost                                 $364,293    $324,100    $312,500

         A 10 percent annual rate of increase in the per capita costs of covered health care benefits was assumed for 1996, gradually decreasing to 5.5 percent by the year 2051. Increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of January 1, 1996 by $103,800 and increase the aggregate service cost and interest components of net periodic postretirement benefit cost for
1996  by  $14,400.   Discount  rates  of  7.25%  and  7.5%  in  1996  and  1995, respectively, were used to determine the accumulated postretirement benefit obligation. The following sets forth the funded status of the plan as of December 31:
                                                      1996             1995
Accumulated Postretirement Benefit
     Obligation (APBO):
            Retirees                              $837,825       $1,069,400
            Fully eligible active
              plan participants                    153,558          118,600
            Other active plan participants       1,420,035        1,403,400
     Total APBO                                  2,411,418        2,591,400
Plan assets at fair value                                0                0
Accumulated postretirement benefits             (2,411,418)      (2,591,400)
     obligation in excess of plan assets
Unrecognized prior service cost                    126,100          136,300
Unrecognized portion of net
     obligation at transition                      985,700        1,046,900
Unrecognized net loss                              466,523          760,100
Accrued postretirement benefit cost              $(833,095)       $(648,100)

NOTE M:   STOCK OPTION PLANS
         The Company has long-term stock-based incentive compensation programs for directors, officers and key employees including incentive stock options (ISO's), restricted stock awards (RSA's), non-qualified stock options (NQSO's), warrants, retroactive stock appreciation rights, and discounted options. The Company has authorized the grant of options for up to 605,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable at the end of 5 years of continued employment.

Activity in these plans for 1996, 1995, and 1994 was as follows:

                                Options           Range Of           Shares         Weighted
                            Outstanding            Option       Exercisable          Average
                                                     Price                    Exercise Price
                                                 Per Share                            Shares
                                                                                 Outstanding
Outstanding at
     December 31, 1993          153,690    $11.74 - $30.25          105,540
Granted                          14,150              28.50
Exercised                       (42,800      13.50 - 16.63
Outstanding at
     December 31, 1994          125,040      15.50 - 30.25           74,840
Granted                         23, 300      26.25 - 32.25
Exercised                       (25,800              15.50
Forfeited                        (2,400)             11.74
Outstanding at
     December 31, 1995          120,140      13.50 - 38.25           61,570           $22.02
Granted                          87,150      32.00 - 38.25                             35.59
Granted at a discount             8,000              24.25                             24.25
Exercised/canceled              (18,000)     15.50 - 26.25                             23.10
Forfeited                        (1,600)             15.50                             15.50
Outstanding at
     December 31, 1996          195,690    $13.50 - $38.25           84,230           $28.80

         The Company granted 8,000 discounted options in 1996 and recognized compensation expense of approximately $13,000.

          Restricted stock awarded in 1996 and 1995 amounted to 1,500 and 3,950 shares, respectively. Total expense is based on the market value of the stock at the date of grant and is being accrued over the period the restrictions lapse. Expense in 1996, 1995, and 1994 was $92,047, $77,618, and $2,185, respectively.

          There were 181,150; 102,750; and 130,000 shares available for future grants or awards under the various programs described above at December 31, 1996, 1995, and 1994, respectively.

          Directors may elect to defer all or a portion of their director fees until a certain distribution date pursuant to a Deferred Compensation Plan. The administrator has established an account for each participating director and credits to such account the number of shares of Company common stock which would have been purchased with the director fees and shares equal to the amount of dividends which would have been received. On the distribution date, the director shall be entitled to receive either shares of Company common stock equal to the number of shares accumulated or at the Company's election, cash equal to the fair value of the number of shares accumulated. There were 4,554 shares credited to participant accounts at December 31, 1996 for which a liability of approximately $179,000 was accrued and approximately $36,000 was recognized as expense.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for 1996, which establishes a fair-value-based method of accounting for stock compensation plans with employees and others. Alternatively, the statement allows that entities may continue to account for stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", with disclosure of pro forma amounts reflecting the difference between cost charged to operations pursuant to APB No. 25 and compensation cost that would have been charged to operations had Statement No. 123 been applied.

         The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans.

         Application of the fair-value-based accounting provision of Statement No. 123 results in the following pro forma amounts of net income and earnings per share:

                                                 1996             1995
Net income:
As reported                               $14,133,044      $11,469,904
Pro forma                                  13,699,412       11,363,333
Earnings Per Share:
As reported                                     $3.67            $3.41
Pro forma primary earnings per share             3.66             3.48

         The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 1996 and 1995: risk-free interest rates of 5.75%; dividend yields of 3.95%; volatility factors of the expected market price of the Company's common stock of 48.21%; and a weighted-average expected life of the option of 7.13 years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the following results are not likely to be representative of the effects on reported net income for future years due to additional years of vesting.

         The weighted-average fair value per share for options granted during 1996 for those options whose exercise price equals market price is $13.79 and $14.19 for options whose exercise price is less than market price on grant date. At December 31, 1996 the weighted average information for outstanding and exercisable shares is as follows:


                                  Shares Outstanding                           Shares Exercisable
Range of          Shares                     Weighted Average       Shares       Weighted Average
Excercise         Outstanding    Excercise      Remaining        Outstanding        Exercise
Price                            Price         Life (years)                          Price

$13.50-$15.00     27,090         $15.45         3.27             25,090              $15.48
$24.25-$26.25     65,900         $25.32         6.95             29,980              $25.15
$28.50-$30.25     15,150         $28.57         6.37              6,410              $28.63
$32.00-$32.25     37,450         $32.00         9.00              9,760              $32.00
$38.25            50,100         $38.25         9.96             12,990              $38.25

NOTE N:   COMMITMENTS, CONTINGENT LIABILITIES, AND RESTRICTIONS
         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of condition. The contract amount of those commitments to extend credit reflects the extent of involvement the Company has in this particular class of financial instrument. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                                                            1996            1995
Financial  instruments  whose contract
   amounts represent credit risk at December 31:
Letters of Credit                                       $843,000        $733,000

Commitments to make or
purchase loans or to extend credit
on lines of credit                                    94,730,000      92,999,000
                                                      ----------      ----------
Total                                                $95,573,000     $93,732,000

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

         The Company had unused unsecured lines of credit totaling $0 and $110,164,000 at December 31, 1996 and 1995, respectively. The Company has additional unused borrowing capacity through collateralized transactions with the Federal Home Loan Bank.

         The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 1996 was $14,131,000 of which $159,000 was required to be on deposit with the Federal Reserve Bank of New York. The remainder, $13,972,000, was represented by cash on hand.

NOTE O:   LEASES

         Rental expense included in operating expenses amounted to $740,398, $630,459, and $502,312 in 1996, 1995, and 1994, respectively.

         Future minimum rental commitments as of December 31, 1996 for all noncancelable operating leases are as follows:

Years ending December 31:      Building    Equipment        Total

1997                           $586,902      $20,124     $607,026
1998                            491,144       18,447      509,591
1999                            272,474            0      272,474
2000                            224,732            0      224,732
2001                            212,876            0      212,876
Thereafter                    1,113,346            0    1,113,346

NOTE P:   REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject and is "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.


                                                                                    To Be "Well
                                                                                    Capitalized"
                                                              For Capital           Under Prompt
                                                               Adequacy           Corrective Action
                                        Actual                 Purposes               Provisoins
                                   Amount     Ratio         Amount   Ratio          Amount   Ratio
As of December 31, 1996:
Total Core Capital                $85,291     11.8%        $57,675    8.0%         $72,094   10.0%
  (to Risk Weighted Assets)
Tier I Capital                    $77,163     10.7%        $28,838    4.0%         $43,256    6.0%
  (to Risk Weighted Assets)
Tier I Capital                    $77,163      6.2%        $49,918    4.0%         $62,398    5.0%
  (to Average Assets)

As of December 31, 1995:
Total Core Capital                $72,089     11.8%        $49,030    8.0%         $61,288   10.0%
  (to Risk Weighted Assets)
Tier I Capital                    $65,113     10.6%        $24,515    4.0%         $36,773    6.0%
  (to Risk Weighted Assets)
Tier I Capital                    $65,113      6.3%        $41,351    4.0%         $51,689    5.0%
  (to Average Assets)


Note Q: Parent Company Statements


  The following are the condensed balance sheets, statements of income and statements of cash flows for the Parent Company:


---------------------------------------------------------------------
CONDENSED BALANCE SHEETS
---------------------------------------------------------------------

                                                December 31
                                         1996                1995
---------------------------------------------------------------------


Assets:
  Cash and cash equivalents        $1,089,623            $527,382
  Investment securities               500,000             329,715
  Investment in and advances
    to subsidiaries               109,613,349         100,441,826
  Other assets                          2,111               3,157
                                  -----------         -----------
   Total assets                  $111,205,083        $101,302,080
=====================================================================

Liabilities:
  Accrued liabilities              $1,852,856          $1,241,831
Shareholders' equity              109,352,227         100,060,249
                                  -----------         -----------
    Total liabilities and
     shareholders' equity        $111,205,083        $101,302,080
=====================================================================


--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                              1996           1995          1994
--------------------------------------------------------------------------------

Dividends from subsidiaries             $5,521,520     $8,743,717    $3,160,414
Interest on investments and deposits        20,006          6,376         6,465
                                       -----------    -----------   -----------
  Total revenues                         5,541,526      8,750,093     3,166,879
                                       -----------    -----------   -----------
Expenses:
  Interest on short term borrowing               0              0         2,243
  Other expenses                             2,005          1,700         2,374
                                       -----------    -----------   -----------
  Total expenses                             2,005          1,700         4,617
                                       -----------    -----------   -----------
Income before tax benefit and
 equity in undistributed net
 income of subsidiaries                  5,539,521      8,748,393     3,162,262
Income tax expense                               0              0          (706)
                                       -----------    -----------   -----------
  Income before equity in
    undistributed net income
    of subsidiaries                      5,539,521      8,748,393     3,161,556

Equity in undistributed net income:
  Subsidiary banks                       8,593,523      2,721,511     6,949,905
  Bank-related subsidiaries                      0              0        (2,243)
                                       -----------    -----------   -----------
  Net income                           $14,133,044    $11,469,904   $10,109,218
================================================================================

================================================================================


                                               STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash, Cash Equivalents and Noncash Activities

                                                                                 Years Ended December 31
                                                                              1996               1995             1994
                                                                    ------------------------------------------------------

Operating Activities:
  Net income                                                           $14,133,044        $11,469,904      $10,109,218
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Equity in undistributed net income
        of subsidiaries                                                 (8,593,523)        (2,721,511)      (6,946,956)
      Net change other assets and accrued liablities                        14,840             98,029            4,185
--------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                                5,554,361          8,846,422        3,166,447
--------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Purchases of available for sale investment securities                   (502,812)            (6,218)          (7,191)
  Sale of available for sale investment securities                         322,154             25,000                0
  Capital contributions to subsidiaries                                   (378,334)       (28,516,591)
--------------------------------------------------------------------------------------------------------------------------

Net Cash Used By Investing Activities                                     (558,992)       (28,497,809)          (7,191)
--------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in loans to subsidiaries                                      500,000
  Issuance of common and preferred stock                                   457,143         23,321,762          560,457
  Cash dividends                                                        (5,390,271)        (3,866,017)      (3,158,171)
--------------------------------------------------------------------------------------------------------------------------

Net Cash Provided (Used) By Financing Activities                        (4,433,128)        19,455,745       (2,597,714)
--------------------------------------------------------------------------------------------------------------------------

Change In Cash And Cash Equivalents                                        562,241           (195,642)         561,542
  Cash and cash equivalents at beginning of year                           527,382            723,024          161,482
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $1,089,623           $527,382         $723,024
==========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                          $0                 $0           $2,243
==========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Dividends declared and unpaid                                           $1,345,393         $1,214,144         $836,445
==========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTE Q:   PARENT COMPANY STATEMENTS (Continued)
         In conjunction with the 1995 branch acquisition (see Note B), the Company issued 862,500 shares of common stock during the period of June 30, 1995 to July 10, 1995 at $24.25 per share, raising net proceeds of approximately $18.5 million. Concurrent with the common stock offering, the Company also issued 90,000 shares of preferred stock at $100 per share.

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

         On or after January 1, 1996, the preferred stock is redeemable ratably at the option of the Company for cash, in whole or in part, at any time and from time to time, at declining redemption prices from $105 in 1996 to $100 after the year 2000, plus accrued and implied dividends without interest.

         In the event of liquidation of the Company, the holders of the outstanding preferred stock will be entitled to receive $100 per share plus accrued dividends prior to the issuance of assets to common shareholders.

         On February 21, 1995, the Company adopted a Stockholder Protection Rights Agreement and declared a dividend of one right for each outstanding share of common stock. The rights can only be exercised when an individual or group has acquired or attempts to acquire 15% or more of the Company's common stock, if such action the Board of Directors believes is not in the best interest of stockholders. Each right then entitles the holder to acquire common stock having a market value equivalent to two times the stated exercise price. The rights expire in February 2005 and may be redeemed by the Company in whole at a price of $.01 per right.

         On December 18, 1996 the Board of Directors authorized a two-for-one stock split, subject to shareholder approval of an increase in the number of authorized shares of common stock. Accordingly, the Board of Directors has recommended that action be taken by shareholders to amend the Company's
Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 20,000,000 shares and to convert to no par value common stock. The stock split will be effected by means of a stock dividend to be payable on or about March 12, 1997 to shareholders of record on February 10, 1997.

NOTE R:   SUBSEQUENT EVENTS
         On February 3, 1997, the Company formed a subsidiary business trust for the purpose of issuing preferred securities which quality as Tier I capital (see Note P). Concurrent with its formation, the trust issued $30,000,000 of 9.75% preferred securities in an exempt offering. The preferred securities are non-voting, mandatorily redeemable in 2027, and guaranteed by the Company. The entire net proceeds to the trust from the offering were invested in junior subordinated obligations of the Company. Proceeds will be used to redeem $4,500,000 of the Company's Series A preferred stock and for other general corporate purposes.

         On February 11, 1997, the Company entered into an agreement with KeyBank National Association (New York) to acquire eight branches in Western New York with deposits approximating $161,000,000. This acquisition is subject to regulatory approval and is expected to close in June 1997.

                                                        Coopers & Lybrand L.L.P.
                                                    a professional services firm

Board of Directors and Shareholders
Community Bank System, Inc.


         We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






/s/ Coopers & Lybrand L.L.P.

Syracuse, New York
January 24, 1997
(except for Note R as to which
the date is February 11, 1997)

Two-Year Selected Quarterly Data

1996 RESULTS                          1st             2nd            3rd             4th
(Dollars in Thousands)               Quarter         Quarter        Quarter         Quarter             Total

Net interest income                  $13,205         $13,590        $14,238         $14,233           $55,266
Provision for loan losses                588             609            630           1,070             2,897
Net interest income after             ------          ------         ------          ------            ------
provision for loan losses             12,617          12,981         13,608          13,163            52,369
Total other income                     1,953           2,001          2,440           2,481             8,874
Total other expenses                   9,252           9,059          9,659           9,480            37,450
                                      ------          ------         ------          ------            ------
Income before income tax               5,318           5,924          6,388           6,163            23,793
Income tax                             2,180           2,399          2,596           2,485             9,660
                                      ------          ------         ------          ------            ------
Net income                            $3,138          $3,525         $3,792          $3,678           $14,133
Earnings per share *                   $0.82           $0.92          $0.99           $0.95            $ 3.67
=============================================================================================================

1995 RESULTS                          1st             2nd            3rd             4th
(Dollars in Thousands)               Quarter         Quarter        Quarter         Quarter             Total

Net interest income                  $10,426         $10,572        $12,734         $13,348           $47,080
Provision for loan losses                255             599            275             636             1,765
Net interest income after             ------          ------         ------          ------            ------
provision for loan losses             10,171           9,973         12,459          12,712            45,315
Total other income                     1,397           1,374          1,809           1,978             6,558
Total other expenses                   7,024           7,131          9,229           9,635            33,019
                                      ------          ------         ------          ------            ------
Income before income tax               4,544           4,216          5,039           5,055            18,854
Income tax                             1,793           1,645          2,008           1,938             7,384
                                      ------          ------         ------          ------            ------
Net income                            $2,751          $2,571         $3,031          $3,117           $11,470
Earnings per share *                   $0.98           $0.92          $0.77            $0.8             $3.41
=============================================================================================================

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


         Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         (a)  Documents Filed

                  1.  The  following   consolidated   financial   statements  of
Community Bank System, Inc. and subsidiaries are included in Item 8:

- Consolidated Statements of Condition --
  December, 31, 1996 and 1995

- Consolidated Statements of Income --
  Years ended December 31, 1996, 1995, and 1994

- Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1996, 1995, and 1994

- Consolidated Statement of Cash Flows --
  Years ended December 31, 1996, 1995, and 1994

- Notes to Consolidated Financial Statements --
  December 31, 1996

- Auditors' report

- Quarterly selected data --
  Years ended December 31, 1996 and 1995 (unaudited)

    2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

    3.  Listing of Exhibits

         (11)  Statement re: Computation of earnings per share

         (21)  Subsidiaries of the registrant
               - Community Bank, National Association, State of New York
               - Northeastern Computer Services, Inc., State of New York
               - Community Financial Services, Inc., State of New York
               - Benefit Plan Administrative  Services, Inc., State of New York

    (b)  Reports on Form 8-K
            No reports on Form 8-K were filed during the last quarter of 1996

    (c)  See Exhibit 14(a)(3) above.

    (d)  See Exhibit 14(a)(2) above

                                 SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Sanford A. Belden
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 19, 1997

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March 1997.

         Name                                  Title

                                             Chairman of the
                                             Board of Directors
   /s/ Dr. Earl W. MacArthur                 and Director
---------------------------
Dr. Earl W. MacArthur


   /s/ David G. Wallace                      Treasurer
---------------------------
David G. Wallace

Directors:

   /s/ John M. Burgess                          /s/ Richard C. Cummings
---------------------------                  ---------------------------
John M. Burgess,  Director                   Richard C. Cummings, Director


   /s/ William M. Dempsey                       /s/ Nicholas A. DiCerbo
---------------------------                  ---------------------------
William M. Dempsey, Director                 Nicholas A. DiCerbo, Director


   /s/ Lee T. Hirschey                          /s/ James A. Gabriel
---------------------------                  ---------------------------
Hirschey, Director                           James A. Gabriel, Director


   /s/ William N. Sloan                         /s/ David C. Patterson
---------------------------                  ---------------------------
William N. Sloan, Director                   David C. Patterson, Director


   /s/ Hugh G. Zimmer
---------------------------
Hugh G. Zimmer, Director