Form 10-Q
period 1997-03-31
COMMUNITY BANK SYSTEM INC
filed 1997-05-15
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the three months ended March 31, 1997


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

      Common Stock, No par value -- 7,518,262 shares as of April 30, 1997.

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.     Information

           Item 1.  Financial Statements (Unaudited)

                Consolidated balance sheets --
                March 31, 1997, December 31, 1996 and March 31, 1996

                Consolidated statements of income -- Three months ended March 31, 1997 and 1996.

                Consolidated statements of cash flows -- Three months ended March 31, 1997 and 1996


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

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                             March 31,      December 31,       March 31,
                                                                                  1997              1996            1996
-------------------------------------------------------------------------------------------------------------------------

ASSETS
    Cash and due from banks                                                $46,467,487       $52,534,726     $69,022,782
-------------------------------------------------------------------------------------------------------------------------
                                  TOTAL CASH AND CASH EQUIVALENTS           46,467,487        52,534,726      69,022,782

    Investment securities
       U.S. Treasury                                                         2,989,454         2,988,749       8,509,441
       U.S. Government agencies and corporations                           321,735,928       285,280,374     241,365,255
       States and political subdivisions                                    12,557,967        18,248,144      16,663,625
       Mortgage-backed securities                                          242,991,979       250,349,672     214,249,615
       Federal Reserve Bank                                                  2,134,200         1,402,850       1,395,750
       Other securities                                                     26,722,949        20,283,502      20,083,043
-------------------------------------------------------------------------------------------------------------------------
                                      TOTAL INVESTMENT SECURITIES          609,132,477       578,553,291     502,266,729

    Loans                                                                  679,031,322       658,366,564     587,540,411
      Less: Unearned discount                                                4,853,448         5,892,689      11,044,954
                Reserve for possible loan losses                             8,400,477         8,127,752       7,186,385
-------------------------------------------------------------------------------------------------------------------------
                                                        NET LOANS          665,777,397       644,346,123     569,309,072

    Bank premises and equipment                                             16,563,027        16,782,034      16,888,080
    Accrued interest receivable                                             13,288,228        10,790,071       9,856,481
    Intangible assets                                                       30,567,479        31,241,489      33,303,314
    Other assets                                                            13,488,215         9,616,928       7,480,640
-------------------------------------------------------------------------------------------------------------------------
                                                     TOTAL ASSETS       $1,395,284,310    $1,343,864,662  $1,208,127,098
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                 $137,976,026      $144,351,214    $145,986,499
      Interest bearing                                                     923,084,638       882,862,042     913,521,838
-------------------------------------------------------------------------------------------------------------------------
                                                   TOTAL DEPOSITS        1,061,060,664     1,027,213,256   1,059,508,337

    Federal funds purchased                                                 34,800,000        31,800,000      10,000,000
    Term borrowings                                                        150,000,000       165,000,000      25,550,000
    Mandatorily redeemable capital securities of subsidiary                 29,798,625                 0               0
    Accrued interest and other liabilities                                  13,380,963        10,499,179      11,580,612
-------------------------------------------------------------------------------------------------------------------------
                                                TOTAL LIABILITIES        1,289,040,252     1,234,512,435   1,106,638,949
-------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Preferred stock $100 stated value                                             0         4,500,000       4,500,000
       Common stock                                                          7,518,262         4,671,504       4,602,894
       Surplus                                                              31,102,618        33,584,773      32,981,986
       Undivided profits                                                    67,822,605        65,691,025      58,799,981
       Unrealized gains (losses) on available for sale securities            (158,962)           947,853         641,327
       Shares issued under employee stock plan - unearned                     (40,465)          (42,928)        (38,039)
-------------------------------------------------------------------------------------------------------------------------

                                       TOTAL SHAREHOLDERS' EQUITY          106,244,058       109,352,227     101,488,149
-------------------------------------------------------------------------------------------------------------------------

                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,395,284,310    $1,343,864,662  $1,208,127,098
=========================================================================================================================

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended
                                                                                March 31,
                                                                                1997                      1996
---------------------------------------------------------------------------------------------------------------

Interest Income:
  Interest and fees on loans                                             $15,773,634               $13,479,523
  Interest and dividends on investments:
     U.S. Treasury                                                            66,900                   160,024
     U.S. Government agencies and corporations                             5,993,539                 4,512,712
     States and political subdivisions                                       220,182                   259,657
     Mortgage-backed securities                                            4,470,233                 3,576,185
     Other securities                                                        395,663                   365,550
  Interest on federal funds sold                                             127,443                   322,506
  Interest on deposits at other banks                                            414                         0
---------------------------------------------------------------------------------------------------------------

                                      Total interest income               27,048,008                22,676,157
---------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits
     Savings                                                               2,332,800                 2,557,772
     Time                                                                  7,032,560                 6,539,406
  Interest on federal funds purchased and
      term borrowings                                                      2,824,132                   374,099
  Interest on mandatorily redeemable capital securities
      of subsidiary                                                          488,625                         0
---------------------------------------------------------------------------------------------------------------

                                     Total interest expense               12,678,117                 9,471,277
---------------------------------------------------------------------------------------------------------------

                                        Net interest income               14,369,891                13,204,880
Less:  Provision for possible loan losses                                    730,000                   588,174
---------------------------------------------------------------------------------------------------------------

        Net Interest income after provision for loan losses               13,639,891                12,616,706
---------------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                                          381,539                   423,165
  Service charges on deposit accounts                                        950,564                   973,863
  Commissions on investment products                                         221,289                   160,851
  Other service charges, commissions and fees                                766,673                   390,897
  Other operating  income                                                      6,180                     4,260
  Investment security gain (loss)                                                  0                         0
---------------------------------------------------------------------------------------------------------------

                                         Total other income                2,326,245                 1,953,036
---------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                           5,261,450                 4,703,731
  Occupancy expense, net                                                     802,565                   802,087
  Equipment and furniture expense                                            629,020                   573,518
  Amortization of intangible assets                                          674,010                   702,399
  Other                                                                    2,812,224                 2,469,862
---------------------------------------------------------------------------------------------------------------

                                       Total other expenses               10,179,269                 9,251,597
---------------------------------------------------------------------------------------------------------------

                                 Income before income taxes                5,786,867                 5,318,145
Income taxes                                                               2,122,000                 2,180,000
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                 NET INCOME               $3,664,867                $3,138,145
===============================================================================================================
                                         Earnings per share                    $0.47                     $0.41
===============================================================================================================

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Three  Months Ended March 31, 1997 and 1996

                                                                                        1997           1996
------------------------------------------------------------------------------------------------------------

Operating Activities:
  Net income                                                                       3,664,867      3,138,145
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                   506,127        485,262
      Net amortization of intangible assets                                          674,010        702,399
      Net accretion of security premiums and discounts                                13,034      (675,655)
      Provision for loan losses                                                      730,000        588,174
      Provision for deferred taxes                                                 (534,417)        140,010
      (Gain)\Loss on sale of investment securities                                         0              0
      (Gain)\Loss on sale of loans                                                   (6,179)        (4,536)
      (Gain)\Loss on sale of assets                                                        0            276
      Change in interest receivable                                              (2,498,157)      (705,978)
      Change in other assets and other liabilities                                   324,421      2,395,952
      Change in unearned loan fees and costs                                       (122,633)       (94,536)
------------------------------------------------------------------------------------------------------------

     Net Cash Provided By Operating Activities                                     2,751,073      5,969,513
------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                             0              0
  Proceeds from maturities of held to maturity investment securities               9,878,731      5,981,751
  Proceeds from maturities of available for sale investment securities             2,426,408     17,553,153
  Purchases of held to maturity investment securities                            (5,390,851)   (32,237,521)
  Purchases of available for sale investment securities                         (39,390,368)   (25,429,259)
  Net change in loans outstanding                                               (22,032,463)   (16,622,903)
  Capital expenditures                                                             (287,118)      (443,542)
  Premium paid for branch acquisitions                                                     0       (29,558)
------------------------------------------------------------------------------------------------------------

     Net Cash Used By Investing Activities                                      (54,795,661)   (51,227,879)
------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits,  NOW accounts, and savings accounts             (2,993,565)     24,780,429
  Net change in certificates of deposit                                           36,840,973     17,781,684
  Net change in Federal Funds Purchased                                            3,000,000     10,000,000
  Payments on term borrowings                                                   (15,000,000)              0
  Issuance of mandatorily redeemable capital securities of subsidiary             29,798,625              0
  Issuance (retirement) of common and preferred stock                            (4,135,397)         30,076
  Cash dividends                                                                 (1,533,287)    (1,214,144)
------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                                    45,977,349     51,378,045
------------------------------------------------------------------------------------------------------------

Change In Cash And Cash Equivalents                                              (6,067,239)      6,119,679
  Cash and cash equivalents at beginning of year                                  52,534,726     62,903,103
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        46,467,487     69,022,782
============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                           $10,464,668     $8,134,677
============================================================================================================

Cash Paid For Income Taxes                                                        $1,620,380       $401,535
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:

Dividends declared and unpaid                                                     $1,353,287     $1,235,415
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                   March 1997


Note A -- Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note B -- Recent Events

         On January 29, 1997, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust I, a newly-formed Delaware business trust. The trust issued $30 million of 9.75% Company-obligated Mandatorily Redeemable Capital Securities, Series A of Community Capital Trust I Holding Solely Parent Debentures. The Company borrowed the proceeds of the Capital Securities from its subsidiary by issuing Deeply Subordinated Junior Debentures having substantially similar terms. The Capital Securities mature in year 2027 and are treated as Tier I capital by the Federal Reserve Bank of New York.

         On March 10, 1997, Community Bank System, Inc. redeemed all of its remaining $4.5 million of 9.0% Cumulative Perpetual Preferred Stock at a 4% premium from the proceeds of the issuance of its Junior Subordinated Debentures.

         A two-for-one stock split was approved by shareholders at a Special Shareholders Meeting held on February 19, 1997. Shareholders of record at the close of business on February 10, 1997 were issued one additional share of common stock for each share already held on March 12, 1997.

         On February 11, 1997, Community Bank, N.A. signed an agreement with KeyBank of New York to acquire eight branches with total deposits of approximately $161 million in Western New York from KeyBank of New York. Approximately $28 million in loans will be purchased in this transaction. These branches are scheduled to close in June of 1997.

         On March 21, 1997, Community Bank, N.A. signed a Purchase and Assumption Agreement with Fleet Bank to acquire twelve branches in Northern New York with deposits of approximately $182 million and loans totaling approximately $71 million. These branches are scheduled to close in June of 1997. This acquisition is subject to regulatory approval.

         Effective for periods ending after December 15, 1997, including interim periods, the Company adopted FASB 128 "Earnings Per Share". The accompanying presentations of earnings per share are in accordance with APB 15. The adoption of this pronouncement is not expected to have a material effect.

Part 1.   Financial Information

          Item 1. Financial Statements

                       The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

          Item 2. Management Discussion and Analysis of Financial Condition and of Operations

       The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 1997 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through December 31, 1996 as provided by the Federal Reserve System; the peer group is comprised of 126 bank holding companies having $1 to $3 billion in assets.

I.  EARNINGS PERFORMANCE SUMMARY


                                                            Three Months Ended                  Change
                                                              3/31/97      3/31/96          Amount       Percent

(000's)

Net Income                                                     $3,665       $3,138            $527         16.8%

Earnings per share                                              $0.47        $0.41           $0.06         14.6%
Weighted average
     shares outstanding                                         7,620        7,427             193          2.6%

Return on average assets                                        1.08%        1.08%           0.01%           N/A
Average assets                                             $1,373,667   $1,173,828        $199,839         17.0%

Return on average
     shareholders' equity                                      13.79%       12.76%           1.03%           N/A
Average shareholders' equity                                 $108,887     $100,223          $8,664          8.6%

Percentage of average shareholders'
     equity to average assets                                   7.93%        8.54%          -0.61%           N/A

 * May not foot due to rounding


A.  Net Income Trend

      Net income for the first quarter of 1997 rose 16.8% over the same period last year to $3.665 million while earnings per share were up 14.6% to $.47. Compared to fourth quarter 1996, this quarter's net income and earnings per share were virtually unchanged. All per share results have been adjusted for the company's 2 for 1 stock split effective March 12, 1997. Return on equity rose
1.03 percentage points from the three months ended March 31, 1996 to 13.79% for the same 1997 period, while tangible or cash return on equity reached 15.32%.

B. Balance Sheet Trends

      Loan growth represented the strongest first quarter in CBSI's history, nearly 33% more than in first quarter 1996. During the last year, loans have climbed a record 16.9%, about one third of which came from new markets opened by the mid-1995 branch purchases from The Chase Manhattan Bank, N.A.

      Loans outstanding increased by $21.7 million or 3.3% during the first quarter, significantly better than the $16.3 million or 2.9% growth during first quarter 1996. The primary components of the increase in loans since year end 1996 are indirect consumer loans (up $9.4 million), predominantly reflecting automobile financing through an established dealer network; business lending products (up $7.3 million), largely due to expanded floor plan lending to automobile dealers; consumer direct loans (up $3.1 million), reflecting limited growth in direct installment lending in certain of the bank's new markets; and consumer mortgages (up $1.8 million, net of $1.5 million in originations sold service-retained in the secondary market), growth of which has moderated because of seasonal slowdown and higher financial market rates. The portfolio contains no credit card receivables.

      Investments (excluding market value adjustment) totaled $609.4 million for the quarter just ended, up $32.5 million (5.6%) from December 31, 1996 attributable to favorable buying opportunities in January and March. Since March 31, 1996, there has been $108.3 million (21.6%) in investment growth, almost entirely funded by a variety of capital market borrowings.

      Total deposits have increased $33.8 million (3.3%) since December 31, 1996, largely the result of seasonal inflows of municipal deposits. During the last twelve months, total deposits are up $1.6 million or less than 1%, reflecting growth in individual and business deposits being almost completely offset by declines in municipal deposits.

C. Income Statement Trends

      Major positive factors for the quarter as compared to fourth quarter 1996 were an increase in net interest income of $137,000 on a $52.2 million expansion in earning assets, a $340,000 reduction in loan loss provision expense made possible by lower net charge-offs following a more aggressive posture taken in the fourth quarter, and a lower effective tax rate. Offsetting these improvements was a combination of $154,000 less in noninterest income, due to reduced estate and overdraft fees and the lack of securities gains, and $699,000 more in overhead expense caused by annual salary and benefits increases typical of the first quarter, seasonally higher advertising and occupancy expense, and a more normal level of foreclosed property expense following a fourth quarter recovery.

      First quarter net interest income rose 8.8% or $1.2 million versus the same quarter a year ago. The improvement reflects earning asset growth of $205 million, slightly more than half of which represents an expansion of the company's investment portfolio largely during the second quarter of 1996 when financial market rates were attractive. Continued steady loan growth throughout the last twelve months along with CBSI's targeted investment strategy was funded by greater borrowings, nearly half or $100 million with original terms of one year or more. The company is expected to have the capacity to pay down all its borrowings with the lower cost deposits of the two recently announced branch acquisitions (discussion to follow). The net interest margin for the quarter was down 42 basis points from one year ago to 4.62%, reflective of higher borrowing costs in part resulting from the issuance of $30 million in 9.75% Trust Preferred securities.


      Noninterest income rose nicely, up over 19%, due to improved sales of mutual funds as well as the contribution of the company's July 1996 purchase of Benefit Plans Administrators (BPA) of Utica, NY.

      The company's first quarter 1997 efficiency ratio (overhead compared to recurring operating income) was unchanged from one year earlier at 60.6%.
Recurring operating income (net interest income plus noninterest income) and overhead both increased by 10%. Excluding the addition of BPA's overhead in 1997, noninterest expense rose 5.8% reflecting annual personnel expense increases, the impact of stock-based director compensation, a one-time consulting fee, higher advertising expense, greater data processing expense consistent with higher transaction volumes, and increased problem asset costs, net of the scheduled reduction in intangible amortization expense. Noninterest income increased 1.5% before the contribution of BPA's pension administration revenues and related investment management fees earned through CBNA's trust department. The first quarter efficiency ratio excluding the impact of intangibles rose slightly to 56.6% from a year earlier.

      Despite higher pretax income, first quarter 1997 income taxes fell by $58,000 from the same 1996 period because of increases in non-taxable investment income. As a result, the tax effective rate was reduced to 36.7% versus 41.0% one year earlier. CBSI's marginal tax rates are 35% for federal and 9% for state tax purposes.

D. Asset Quality

      Asset quality remains good. The ratio of net charge-offs to loans for first quarter 1997 was approximately the same as one year ago at .28% while the ratio of non-performing loans to loans outstanding was up slightly to .49%, still less than half the level of peer banks nationwide based on data available as of year-end 1996.

      First quarter 1997 loan loss provision expense was $142,000 more than the prior year's level, reflecting coverage of a $79,000 increase in net charge-offs caused by indirect installment loans and the company's practice of increasing the loan loss reserve consistent with loan growth so that the reserve/loans outstandings ratio is maintained at 1.25%. Nonperforming loans rose $663,000 or 25% from one year earlier to $3.296 million, with commercial and installment loans sharing equally in the increase. Despite this softening during the last twelve months from the company's unusually favorable levels of asset quality over the last several years, loan portfolio credit strength remains better than industry norms; as of year-end 1996 data, CBSI's nonperforming loans/loans outstanding ratio was in the very strong 15th peer percentile. Combined delinquencies and nonaccruals were 1.38% of total loans at quarter end compared to 1.33% one year earlier and 1.46% at year end, all measures well within the company's internal guideline of 2.0%. Besides present coverage of the loan loss reserve over nonperformers being 2.6 times versus peer bank coverage of 2.1 times as of December 31, 1996, nearly 13% of the reserve is available for absorbing general, unforeseen loan losses after allocation by specific customer and loan type.

E. Capital and Other Trends


      As of March 31, 1997, the tier I leverage ratio was 7.74% versus 5.75% twelve months earlier. The large increase in the ratio is attributable to the impact of the issuance of $30 million in Trust Preferred securities offset by the redemption in early March of the remaining 45,000 shares ($4.5 million) of more expensive cumulative perpetual preferred stock. Growth in the present ratio also considers the favorable earnings during the last 12 months and scheduled amortization of intangible assets, partially offset by the continued strategy to leverage the balance sheet when favorable investment opportunities present themselves. Compared to December 31, 1996, the ratio was up 1.98 percentage points due to the Trust Preferred offering, first quarter earnings and intangible amortization, partially offset by investment growth funded with capital market borrowings.

      As a result of the aforementioned reasons, the tier I risk-based capital ratio of March 31, 1997 was 13.95%, or 328 basis points higher than it was as of March 31, 1996. This compares to a 6% "well-capitalized " regulatory minimum.

      Book value per share increased 7.3% from March 31, 1996 to $14.13 as of the most recent quarter end, while tangible book value per share (which additionally reflects intangible amortization) has risen nicely to $10.07, up 16.4% over the same period.

      The bank's liquidity level is very favorable as of March 31, 1997. In the event of a liquidity crisis, almost $250 million (essentially short term assets minus short term liabilities) or 17.8% of assets could be converted into cash within a 30-day time period. Over a 90 day time period, 16.7% of assets could be converted to cash.


      As shown by the statement of cash flows preceding the Management Discussion and Analysis, the bank's cash and cash equivalents decreased by $6.1 million during the quarter to $46.5 million as of March 31, 1997, a level $22.6 million lower than one year earlier. The reduction in cash and cash equivalents during first quarter 1997 reflects earning asset expansion (about 60% of which related to net growth in investment securities) more than offsetting growth in certificates of deposit and net capital market borrowings. Net cash provided by operating activities during first quarter 1997 offset approximately one third of the net cash shortfall of investing activities over financing activities.

F.  Acquisitions

      Besides strong earnings growth, the first quarter was marked by agreements with KeyCorp and Fleet Financial Group to purchase eight branches in Western New York and twelve branches in Northern New York, respectively. The combined impact of these transactions, both of which are expected to close by mid-year, is the addition of approximately $343 million in deposits and the purchase of up to $95 million in loans. Both acquisitions are anticipated to be immediately accretive to earnings after payment of certain one-time expenses. As previously discussed, capital to fund this expansion was raised earlier in the quarter through the issuance of $30 million in Trust Preferred securities, a portion of which was used to redeem the remainder of more expensive cumulative perpetual preferred stock issued in mid-1995. All these accomplishments taken together, CBSI's assets are expected to increase by 14% over year-end 1996 levels to $1.5 billion by mid year, establishing what management considers a strong platform for continued earnings growth.

II.   SUPPLEMENTAL INFORMATION TO EARNINGS PERFORMANCE SUMMARY

       The following sections of this report discuss more fully certain of the balance sheet and earnings trends summarized above.

A. Net Interest Income

       Changes in net interest income reflect changes in both net interest margin and earning asset levels.

       On a tax-equivalent basis, net interest income for first quarter 1997 increased $1.1 million (8.6%) over the same 1996 period to $14.5 million. This reflects a $206 million (19.4%) increase in average earning assets with $92.5 million in loan growth and $113.5 million in investment growth. The net interest margin was 41 BP lower than a year earlier . This was largely due to the 52 basis point (BP) higher cost of funds resulting from a $188 million increase in average capital market borrowings, which included the aforementioned issuance of the $30 million of 9.75% Trust Preferred stock. Partially offsetting was a 5 BP increase in earning asset yields largely due to $321,000 in non-recurring income from adopting the practice of recognizing loan late fees when incurred rather than when collected. Excluding non-recurring income, the first quarter net interest margin would have been 4.52%.

       Compared to fourth quarter 1997, there was a $124,000 increase in net interest income. The change is attributable to earning asset growth, partially offset by the 8 BP lower net interest margin for the reasons previously outlined.

       The table below shows these underlying dynamics.

For the Quarter            Net          Net        Yield on       Cost        Average
Ended:                  Interest      Interest     Earning         of         Earning
(000's)                  Income        Margin       Assets        Funds        Assets
                           (a)          (a)          (a)           (b)

                      -------------------------------------------------------------------
                                   Amount and Change from Preceding Quarter
                      -------------------------------------------------------------------

March 31, 1996
               Amount       $13,325        5.04%        8.62%         3.59%   $1,063,977
               Change        ($142)       -0.01%        0.02%         0.02%         0.5%

June 30, 1996
               Amount       $13,698        4.90%        8.51%         3.64%   $1,124,059
               Change          $373       -0.14%       -0.11%         0.05%         5.6%

September 30, 1996
               Amount       $14,355        4.82%        8.55%         3.78%   $1,185,913
               Change          $656       -0.09%        0.04%         0.14%         5.5%

December 31, 1996
               Amount       $14,350        4.70%        8.55%         3.91%   $1,214,708
               Change          ($5)       -0.12%        0.00%         0.13%         2.4%

March 31, 1997
               Amount       $14,474        4.62%        8.67%         4.11%   $1,269,910
               Change          $124       -0.08%        0.12%         0.20%         4.5%

Change from
March 31, 1996 to
March 31, 1997
               Amount        $1,149       -0.41%        0.05%         0.52%     $205,934
             % Change          8.6%          ---          ---           ---        19.4%

Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.
       (b)  Interest expense divided by total deposits and borrowed funds.

* May not foot due to rounding

Despite the high proportion (88th peer percentile) of the bank's assets being in investments (whose yields are relatively low compared to loans), the net interest margin is in the favorable 62nd peer percentile as of December 31, 1996. This is attributable to high earning asset yields being in the favorable 73rd percentile and a low cost of funds being in the 46th percentile.

B.  Capital

       The common shares of Community Bank System, Inc. are traded in the NASDAQ National Market System under the symbol CBSI. Stock price activity, numbers of shares outstanding, cash dividends declared and share volume traded are shown below. Note that all per share figures have been adjusted for CBSI's 2 for 1 stock split effective March 12, 1997.

For the Quarter             Market         Market         Market        # of           Cash           Share
Ended:                      Price          Price          Price         Shares        Dividend        Volume
                            High           Low            Close       Outstanding     Declared        Traded

                       ---------------------------------------------------------------------------------------
                                             Amount and Change from Preceding Quarter
                       ---------------------------------------------------------------------------------------

March 31, 1996
                Amount         $16.38        $15.13         $15.50     7,364,630          $0.17        316,309
                Change          -4.4%         -2.4%          -3.1%          0.1%           0.0%         -49.7%

June 30, 1996
                Amount         $16.25        $15.38         $15.57     7,364,630          $0.17        447,194
                Change          -0.8%          1.7%           0.4%          0.0%           0.0%          41.4%

September 30, 1996
                Amount         $17.75        $17.00         $17.13     7,450,406          $0.18        445,958
                Change           9.2%         10.6%          10.0%          1.2%           9.1%          -0.3%

December 31, 1996
                Amount         $20.13        $17.00         $19.63     7,474,406          $0.18        624,249
                Change          13.4%          0.0%          14.6%          0.3%           0.0%          40.0%

March 31, 1997
                Amount         $24.25        $19.25         $23.50     7,518,262          $0.18        652,661
                Change          20.5%         13.2%          19.7%          0.6%           0.0%           4.6%

Change from
March 31, 1996 to
March 31, 1997
                Amount          $7.88         $4.13          $8.00       153,632          $0.02        336,352
              % Change          48.1%         27.3%          51.6%          2.1%           9.1%         106.3%

       CBSI's stock closed first quarter 1997 at $23.50, up 51.6% from one year earlier when it closed at $15.50. The volume of shares traded at 652,661 was 106% more than during first quarter 1996, due largely to NASDAQ's standard practice of not adjusting the historical volume of shares traded in the event of a stock split.

      The cash dividend shown above reflects a 1.5 cent (9%) per share increase in the quarterly dividend per common share that was effective in third quarter 1996. This most recent increase was the sixth dividend increase within five years. The 1996 common dividend payout of 36.9% has decreased slightly (with higher earnings) from the same 1997 period but remains within the company's targeted 30-40% guideline.

C.   Loans

       Loans outstanding, net of unearned discount, reached a record $674.2 million as of March 31, 1997, a very favorable $ 97.7 million (16.9%) growth in the last twelve months. Outstandings have now climbed for nineteen consecutive quarters. As shown in the table below, CBNA is predominantly a retail bank, with almost 68% of its outstandings spread across three basic consumer loan types.

For the Quarter          Consumer      Consumer     Consumer     Business      Total       Yield on
Ended:                    Direct       Indirect    Mortgages     Lending       Loans        Loans
(000's)
                       -------------------------------------------------------------------------------
                                                                                          Quarterly
                                   Amount and Change from Preceding Quarter                Average
                       -------------------------------------------------------------------------------
March 31, 1996
                Amount      $105,759     $138,821     $150,301     $181,614     $576,495        9.52%
                Change          1.4%         2.7%         2.6%         4.3%         2.9%       (0.13)

June 30, 1996
                Amount      $105,895     $149,197     $155,579     $188,868     $599,538        9.44%
                Change          0.1%         7.5%         3.5%         4.0%         4.0%       (0.08)

September 30, 1996
                Amount      $109,137     $159,996     $161,388     $196,171     $626,693        9.36%
                Change          3.1%         7.2%         3.7%         3.9%         4.5%       (0.08)

December 31, 1996
                Amount      $122,087     $167,629     $151,691     $211,068     $652,474        9.46%
                Change         11.9%         4.8%        -6.0%         7.6%         4.1%         0.10

March 31, 1997
                Amount      $125,219     $177,051     $153,512     $218,396     $674,178        9.67%
                Change          2.6%         5.6%         1.2%         3.5%         3.3%         0.20

Change from
March 31, 1996 to
March 31, 1997
                Amount       $19,460      $38,230       $3,211      $36,781      $97,682        0.14%
                Change         18.4%        27.5%         2.1%        20.3%        16.9%          N/A

Loan mix
March 31, 1996 to              18.3%        24.1%        26.1%        31.5%       100.0%
March 31, 1997                 18.6%        26.3%        22.8%        32.4%       100.0%
                Change          0.2%         2.2%        -3.3%         0.9%        ---

 * May not foot due to rounding

       Almost 40% of the bank's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations), which grew 27.5%. This reflects good automobile demand industry-wide, as well as continued greater emphasis on this product line in the bank's Southern Region.

       Almost 38% of the bank's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which increased 20.3% reflecting strong business development efforts.

      The remaining growth over this period resulted from a 2.1% increase in consumer mortgages and an 18.4% growth in consumer direct loans (applications taken at branch locations). Both increases reflect a change in late October 1996 to reporting fixed rate Home Equities in Consumer Direct Loans instead of Consumer Mortgages.

      Due, in part, to the $321,000 loan late fee accounting classification change, partially offset by a 7 BP decrease in the average prime rate, the average loan yield for the quarter just ended is 14 BP higher than a year ago.

D.  Asset Quality

      The following table reflects the detail of non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .29% as of March 31, 1997, up 3 basis points from a year ago. OREO for all periods is recorded at the lower of cost or market less estimated cost to sell. The ratio of nonperforming assets to loans plus OREO at .60% remains better than the company's internal goal of less than .75%. Nonaccruing loans rose $281,000 or 14.2%. The change in loans delinquent 90 days or more reflects some softening in commercial and real estate loans.

          (000's or % Ratios)
                                   March 31,      March 31,     December 31,
                                      1997           1996           1996


Loans accounted for on a              $2,253         $1,972          $2,023
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                         $1,043           $661            $823
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings"                     $53             $0             $32
Other Real Estate (OREO)                $726           $511            $746

Total Non-Performing Assets           $4,075         $3,144          $3,624
Total Non-Performing Assets/           0.29%          0.26%           0.27%
    Total Assets

Total Non-Performing Assets/           0.60%          0.54%           0.55%
Total Loans & OREO

Loan Loss Allowance /                   206%           229%            224%
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

                   --------------------------------------------------------------------------------
                                               Amount and Average Rate
                   --------------------------------------------------------------------------------

    March 31, 1996
            Amount                 $141,690     $347,589      $70,753      $475,561   $1,035,593        97.3%
      Yield / Rate                     ----        2.46%        2.48%         5.53%        3.53%

     June 30, 1996
            Amount                 $143,227     $347,462      $63,224      $485,358   $1,039,270        92.5%
      Yield / Rate                     ----        2.43%        2.46%         5.43%        3.50%

September 30, 1996
            Amount                 $144,692     $341,349      $67,941      $472,739   $1,026,721        86.6%
      Yield / Rate                     ----        2.44%        2.48%         5.46%        3.49%

 December 31, 1996
            Amount                 $146,338     $329,640      $59,907      $491,323   $1,027,208        84.6%
      Yield / Rate                     ----        2.43%        2.49%         5.54%        3.58%

    March 31, 1997
            Amount                 $141,725     $325,911      $58,503      $512,295   $1,038,433        81.8%
      Yield / Rate                     ----        2.45%        2.50%         5.57%        3.66%

Change in quarterly average
outstandings & yield / rate
     March 31, 1996 to
     March 31, 1997
            Amount                      $34    ($21,678)    ($12,250)       $36,734       $2,840       -15.6%
            % Change                   0.0%        -6.2%       -17.3%          7.7%         0.3%       -16.0%
            Change (% pts)             ----         0.00         0.02          0.04         0.12

Deposit Mix
March 31, 1996 to                     13.7%        33.6%         6.8%         45.9%       100.0%
March 31, 1997                        13.6%        31.4%         5.6%         49.3%       100.0%
            Change                     0.0%        -2.2%        -1.2%          3.4%         ----

 * May not foot due to rounding

      Average deposits changed slightly, up $2.8 million or 0.3% for the 1997 quarter just ended as compared to the same 1996 quarter. Large decreases in Savings and Money Market accounts, ($21.7) and ($12.3) million, respectively, were offset by a $36.7 million increase in Time Deposits, reflecting the bank's objective to extend its deposit liabilities by offering very competitive rates on its Certificates of Deposit.

      Despite average Fed Funds moving down 15 BP's during this period, the average total deposit rate moved up 13 BP's attributable to an expanding mix of higher cost time deposits. This higher mix reflects the continuing flow of Savings and Money Markets back into Time Deposits.

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

                                  ---------------------------------------------------------------------------------
                                                          Amount and Average Yield / Rate
                                  ---------------------------------------------------------------------------------


    March 31, 1996
            Amount                 $569,267      $494,710    $884,358    $151,235          $26,143      $920,046
      Yield / Rate                    9.52%         7.57%       3.57%       3.29%            5.76%         4.14%

     June 30, 1996
            Amount                 $589,407      $534,653    $893,135    $146,136          $73,858      $969,902
      Yield / Rate                    9.44%         7.48%       3.52%       3.39%            5.62%         4.18%

September 30, 1996
            Amount                 $611,922      $573,991    $900,950    $125,771         $144,987    $1,027,016
      Yield / Rate                    9.36%         7.69%       3.54%       3.14%            5.83%         4.31%

 December 31, 1996
            Amount                 $639,764      $574,944    $903,111    $124,097         $168,011    $1,048,880
      Yield / Rate                    9.46%         7.53%       3.62%       3.26%            5.94%         4.45%

    March 31, 1996
            Amount                 $661,724      $608,187    $902,103    $136,330         $213,961    $1,110,670
      Yield / Rate                    9.67%         7.59%       3.72%       3.25%            6.28%         4.63%

Change in quarterly average
outstandings & yield / rate
from March 31, 1996 to
March 31, 1997
            Amount                  $92,456      $113,477     $17,745   ($14,905)         $187,818      $190,624
          % Change                    16.2%         22.9%        2.0%       -9.9%           718.4%         20.7%
     Change (%pts)                     0.14          0.01        0.15       -0.05             0.52          0.49

Note (a) Yield on average investments calculated on a full-tax equivalent basis.
     (b) Defined as total deposits minus municipal deposits; includes
         CDs > $100,000 for individuals and businesses.

 * May not foot due to rounding

      Borrowings for first quarter 1997 averaged $214.0 million compared to $168.0 million for fourth quarter 1996. The increase resulted in part from the issuance of $30 million of Capital Securities in anticipation of funding future branch deposit acquisitions and repaying the company's more expensive outstanding preferred stock. Average loans grew $92.5 million (16.2%) in the last year while average investments grew $113.5 million or 22.9%; the combined increase was funded almost entirely with capital market borrowings.

G. Investments and Asset/Liability Management

      The investment portfolio at quarter end comprised 47.5% of earning assets, up from 46.6% on March 31, 1996, increasing primarily through fixed rate investment purchases. As a result, the investment portfolio has grown by $108.3 million or 21.6% during the last twelve months.

      As shown by the table below, the bank's investments consist primarily of U.S. treasury securities, mortgage-backed securities (including U.S. agencies and collateralized mortgage obligations), and tax-exempt obligations of state and political subdivisions.

For the Quarter             U.S.        Mtg-Backs      Tax      Other       Market        Total     Invests /
Ended:                     Gov'ts          (a)       Exempts     (b)        Value      Investments   Earning
(000's)                                                                   Adjustment                  Assets
                                                                                                        at
                                                                                                      Period
                       -----------------------------------------------------------------------------   End
                                         Amount and Change from Preceding Quarter
                       -----------------------------------------------------------------------------
    March 31, 1996
            Amount            $250,033     $213,031   $16,642    $21,468       $1,092      $502,267      46.6%
            Change                6.3%         9.9%      5.0%     -21.8%       -34.4%          6.0%        0.7

     June 30, 1996
            Amount            $308,641     $228,843   $15,508    $21,469         $107      $574,568      48.9%
            Change               23.4%         7.4%     -6.8%       0.0%       -90.2%         14.4%        2.4

September 30, 1996
            Amount            $299,909     $257,234   $19,379    $18,704         $331      $595,556      48.7%
            Change               -2.8%        12.4%     25.0%     -12.9%       208.5%          3.7%      (0.2)

 December 31, 1996
            Amount            $287,949     $249,071   $18,233    $21,686       $1,614      $578,553      47.0%
            Change               -4.0%        -3.2%     -5.9%      16.1%       388.1%         -2.8%      (1.7)

    March 31, 1997
            Amount            $325,174     $242,825   $12,545    $28,887       ($269)      $609,162      47.5%
            Change               12.9%        -2.5%    -31.2%      33.0%      -116.7%          5.3%        0.5

Change from
March 31, 1996 to
March 31, 1997
            Amount             $75,141      $29,794  ($4,097)     $7,419     ($1,362)      $106,896       0.9%
            Change               30.1%        14.0%    -24.6%      34.6%      -124.7%         21.3%        ---

Investment Mix
March 31, 1996 to                49.8%        42.4%      3.3%       4.3%         0.2%        100.0%
March 31, 1997                   53.4%        39.9%      2.1%       4.7%         0.0%        100.0%
            Change                3.6%        -2.6%     -1.3%       0.5%        -0.3%           ---

Note:(a) Includes CMO's and pass throughs
     (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock

* May not foot due to rounding

      The average fully taxable equivalent yield in the last year has increased slightly to 7.59% on average for first quarter 1997 versus 7.57% for first quarter 1996.

      The portfolio market value decreased from 102.1% of book value one year ago to 100.6% of book value as of March 31, 1997. The portfolio duration increased from 3.1 years on March 31, 1996 to 3.3 years on March 31, 1997.

      As of the most recent quarter end, 40.0% of the investment portfolio was classified as available-for-sale (AFS) in accordance with SFAS No. 115, with the remainder (60.0%) as held-to-maturity. The pretax market value adjustment of the AFS portfolio was an unfavorable ($269,000) as compared to $1,092,000 a year earlier.

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

Item 5.    Other Information.
           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

           a)    Exhibits required by Item 601 of Regulation S-K:

                 (11) Statement re Computation of earnings per share

                 (21) Subsidiaries of the registrant
                 - Community Bank, National Association, State of New York
                 - Community Financial Services, Inc., State of New York
                 - Community Capital Trust I, State of New York

           b)    Reports on Form 8-K: Filed on 3/6/97
                 Item 5.  Other Events.  News Release.

                 News release dated January 29, 1997 announcing the placement of Capital Securities.

                 News release dated February 11, 1997 announcing the purchase of eight KeyCorp Western NY branches by Community Bank, N.A.

                 News release dated February 20, 1997 announcing: the declaration of its quarterly dividend, shareholder approval of a two-for-one stock split, the plan to redeem CBSI's remaining portion of its $4.5 million 9% Cumulative Perpetual Preferred Stock.

                                   SIGNATURES


      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Community Bank System, Inc.




Date:  May 15, 1997                                        /s/ Sanford A. Belden
                            ----------------------------------------------------
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer



Date:  May 15, 1997                                         /s/ David G. Wallace
                            ----------------------------------------------------
                                         David G. Wallace, Senior Vice President
                                                         Chief Financial Officer