Form 10-Q
period 1997-06-30
COMMUNITY BANK SYSTEM INC
filed 1997-08-08
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the six months ended June 30, 1997


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

Common Stock,  No par value -- 7,536,462  shares as of August 7, 1997.

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.     Information

      Item 1.  Financial Statements (Unaudited)

                Consolidated balance sheets --
                June 30, 1997, December 31, 1996 and June 30,  1996

                Consolidated statements of income --
                Three months ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996.

                Consolidated statements of cash flows -- Six months ended June 30, 1997 and 1996


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

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                              June 30,      December 31,        June 30,
                                                                                  1997              1996            1996
-------------------------------------------------------------------------------------------------------------------------

ASSETS
    Cash and due from banks                                                $67,023,370       $52,534,726     $49,431,125
-------------------------------------------------------------------------------------------------------------------------
           TOTAL CASH AND CASH EQUIVALENTS                                  67,023,370        52,534,726      49,431,125

    Investment securities
       U.S. Treasury                                                         2,990,221         2,988,749       7,994,396
       U.S. Government agencies and corporations                           320,585,682       285,280,374     300,184,753
       States and political subdivisions                                    16,100,963        18,248,144      15,524,708
       Mortgage-backed securities                                          241,034,074       250,349,672     229,385,267
       Federal Reserve Bank                                                  2,134,200         1,402,850       1,395,750
       Other securities                                                     26,739,775        20,283,502      20,083,458
-------------------------------------------------------------------------------------------------------------------------
               TOTAL INVESTMENT SECURITIES                                 609,584,915       578,553,291     574,568,332

    Loans                                                                  739,877,063       658,366,564     608,425,321
      Less: Unearned discount                                                3,999,641         5,892,689       8,887,249
                Reserve for possible loan losses                             9,599,346         8,127,752       7,469,221
-------------------------------------------------------------------------------------------------------------------------
                                 NET LOANS                                 726,278,076       644,346,123     592,068,851

    Bank premises and equipment                                             18,650,488        16,782,034      16,591,326
    Accrued interest receivable                                             12,779,473        10,790,071      10,255,332
    Intangible assets                                                       43,497,116        31,241,489      32,609,299
    Other assets                                                             8,695,710         9,616,928       7,677,080
-------------------------------------------------------------------------------------------------------------------------
                              TOTAL ASSETS                              $1,486,509,148    $1,343,864,662  $1,283,201,345
=========================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                 $165,038,417      $144,351,214    $144,252,061
      Interest bearing                                                   1,067,516,205       882,862,042     878,155,625
-------------------------------------------------------------------------------------------------------------------------
                            TOTAL DEPOSITS                               1,232,554,622     1,027,213,256   1,022,407,686

    Federal funds purchased                                                 24,000,000        31,800,000      45,800,000
    Term borrowings                                                         75,000,000       165,000,000     100,550,000
    Mandatorily redeemable capital securities of subsidiary                 29,800,313                 0               0
    Accrued interest and other liabilities                                  14,462,723        10,499,179      11,097,699
-------------------------------------------------------------------------------------------------------------------------
                         TOTAL LIABILITIES                               1,375,817,658     1,234,512,435   1,179,855,385
-------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Preferred stock $100 stated value                                             0         4,500,000       4,500,000
       Common stock                                                          7,536,462         4,671,504       4,602,894
       Surplus                                                              31,288,469        33,584,773      33,095,986
       Undivided profits                                                    70,134,146        65,691,025      61,109,491
       Unrealized gains (losses) on available for sale securities            1,770,415           947,853          62,948
       Shares issued under employee stock plan - unearned                     (38,002)          (42,928)        (25,359)
-------------------------------------------------------------------------------------------------------------------------

                TOTAL SHAREHOLDERS' EQUITY                                 110,691,490       109,352,227     103,345,960
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $1,486,509,148    $1,343,864,662  $1,283,201,345
=========================================================================================================================

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                                  1997              1996              1997             1996
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income:
  Interest and fees on loans                                     $16,357,461        $13,834,997      $32,131,095       $27,314,520
  Interest and dividends on investments:
     U.S. Treasury                                                    67,134            155,601          134,034           315,625
     U.S. Government agencies and corporations                     6,514,477          5,235,752       12,508,016         9,748,464
     States and political subdivisions                               188,906            234,876          409,088           494,533
     Mortgage-backed securities                                    4,422,296          3,870,276        8,892,529         7,446,461
     Other securities                                                490,206            320,287          885,869           685,836
  Interest on federal funds sold                                      15,302             12,213          142,745           334,719
  Interest on deposits at other banks                                    410                  0              824                 0
-----------------------------------------------------------------------------------------------------------------------------------

                                      Total interest income       28,056,192         23,664,002       55,104,200        46,340,158
-----------------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits
     Savings                                                       2,430,740          2,486,199        4,763,540         5,043,971
     Time                                                          7,820,982          6,554,964       14,853,542        13,094,370
  Interest on federal funds purchased and
      term borrowings                                              2,486,828          1,032,591        5,310,960         1,406,690
  Interest on mandatorily redeemable capital
     securities of subsidiary                                        732,938                  0        1,221,563                 0
-----------------------------------------------------------------------------------------------------------------------------------

                                     Total interest expense       13,471,488         10,073,754       26,149,605        19,545,031
-----------------------------------------------------------------------------------------------------------------------------------

                                        Net interest income       14,584,704         13,590,248       28,954,595        26,795,127
Less:  Provision for possible loan losses                            850,000            608,894        1,580,000         1,197,068
-----------------------------------------------------------------------------------------------------------------------------------

        Net Interest income after provision for loan losses       13,734,704         12,981,354       27,374,595        25,598,059
-----------------------------------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                                  398,790            374,131          780,329           797,296
  Service charges on deposit accounts                              1,060,071          1,018,915        2,010,635         1,992,778
  Commissions on investment products                                 270,287            213,552          491,576           374,403
  Other service charges, commissions and fees                        779,422            381,826        1,546,095           772,723
  Other operating  income                                             21,743             12,859           27,923            17,119
  Investment security gain (loss)                                          0                  0                0                 0
-----------------------------------------------------------------------------------------------------------------------------------

                                         Total other income        2,530,313          2,001,283        4,856,558         3,954,319
-----------------------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                   5,224,241          4,679,705       10,485,691         9,383,436
  Occupancy expense, net                                             767,247            742,502        1,569,812         1,544,589
  Equipment and furniture expense                                    680,964            567,638        1,309,984         1,141,156
  Amortization of intangible assets                                  705,430            694,015        1,379,440         1,396,414
  Other                                                            3,048,427          2,375,102        5,860,651         4,844,964
-----------------------------------------------------------------------------------------------------------------------------------

                                       Total other expenses       10,426,309          9,058,962       20,605,578        18,310,559
-----------------------------------------------------------------------------------------------------------------------------------

                                 Income before income taxes        5,838,708          5,923,675       11,625,575        11,241,819
Income taxes                                                       2,171,000          2,399,000        4,293,000         4,579,000
-----------------------------------------------------------------------------------------------------------------------------------

                                                 NET INCOME       $3,667,708         $3,524,675       $7,332,575        $6,662,819
===================================================================================================================================
                                         Earnings per share            $0.48              $0.46            $0.95             $0.87
===================================================================================================================================

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Six  Months Ended June 30, 1997 and 1996

                                                                                        1997           1996
------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                       7,332,575      6,662,819
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                 1,011,689        967,313
      Net amortization of intangible assets                                        1,379,440      1,396,414
      Net accretion of security premiums and discounts                             (105,167)    (1,156,881)
      Provision for loan losses                                                    1,580,000      1,197,068
      Provision for deferred taxes                                                    30,702        188,634
      (Gain)\Loss on sale of investment securities                                         0              0
      (Gain)\Loss on sale of loans                                                  (24,206)       (11,504)
      (Gain)\Loss on sale of assets                                                  (3,637)        (5,616)
      Change in interest receivable                                              (1,989,402)    (1,104,829)
      Change in other assets and other liabilities                                 4,295,274      2,402,314
      Change in unearned loan fees and costs                                       (414,806)      (229,289)
------------------------------------------------------------------------------------------------------------

     Net Cash Provided By Operating Activities                                    13,092,462     10,306,443
------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                             0              0
  Proceeds from maturities of held to maturity investment securities              28,724,157     26,902,961
  Proceeds from maturities of available for sale investment securities             5,219,523     21,717,612
  Purchases of held to maturity investment securities                            (5,704,791)  (111,788,423)
  Purchases of available for sale investment securities                         (57,779,074)   (43,769,528)
  Net change in loans outstanding                                               (84,100,299)   (39,849,856)
  Capital expenditures                                                           (2,876,506)      (622,947)
  Premium paid for branch acquisitions                                          (12,607,707)       (29,558)
------------------------------------------------------------------------------------------------------------

     Net Cash Used By Investing Activities                                     (129,124,697)  (147,439,739)
------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts               86,807,840      2,429,172
  Net change in certificates of deposit                                          118,533,526      3,032,290
  Net change in Federal Funds purchased                                          (7,800,000)     45,800,000
  Payments on term borrowings                                                   (90,000,000)     75,000,000
  Issuance of mandatorily redeemable capital securities of subsidiary             29,800,313              0
  Issuance (retirement) of common and preferred stock                            (3,931,346)         31,664
  Cash dividends                                                                 (2,889,454)    (2,631,808)
------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                                   130,520,879    123,661,318
------------------------------------------------------------------------------------------------------------

Change In Cash And Cash Equivalents                                               14,488,644   (13,471,978)
  Cash and cash equivalents at beginning of year                                  52,534,726     62,903,103
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        67,023,370     49,431,125
============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                           $22,192,727    $17,592,471
============================================================================================================

Cash Paid For Income Taxes                                                        $5,445,012     $4,371,911
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:

Dividends declared and unpaid                                                     $1,356,563     $1,215,165
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                    June 1997


Note A -- Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note B -- Recent Events

          On January 29, 1997, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust I, a newly-formed Delaware business trust. The trust issued $30 million of 9.75% Company-obligated Mandatorily Redeemable Capital Securities, Series A. The Company borrowed the proceeds of the Capital Securities from its subsidiary by issuing Junior Subordinated Debentures having substantially similar terms. The Capital Securities mature in year 2027 and are treated as Tier I capital by the Federal Reserve Bank of New York.

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

          On June 16, 1997 CBSI's acquisition of eight branches from KeyBank, N.A., which included $149.9 million in deposits and $24.9 million in loans, was completed. In conjunction with this transaction, the company received $109.1 million in cash net of $12.6 million in premium.

          After the close of the second quarter, on July 18, 1997 CBSI's acquisition of 12 branches from Fleet Bank, N.A. was completed. This acquisition included approximately $159.1 million in deposits and $65.2 million in loans. In conjunction with this transaction, the company received $74.2 million in cash net of $15.7 million in premium.


Part 1.   Financial Information

Item 1. Financial Statements

      The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management Discussion and Analysis of Financial Condition and of Operations

      The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the six months ended June 30, 1997 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through March 31, 1997 as provided by the Federal Reserve System; the peer group is comprised of 122 bank holding companies having $1 to $3 billion in assets.

I.  EARNINGS PERFORMANCE SUMMARY

                                             Three Months Ended                  Change
                                            6/30/97       6/30/96          Amount       Percent

(000's)

Net Income                                   $3,668        $3,525            $143          4.1%

Earnings per share                            $0.48         $0.46           $0.02          4.3%
Weighted average
     shares outstanding                       7,655         7,428             227          3.1%

Return on average assets                      1.04%         1.16%          -0.12%           N/A
Average assets                           $1,419,761    $1,227,101        $192,660         15.7%

Return on average
     shareholders' equity                    13.79%        14.13%          -0.33%           N/A
Average shareholders' equity               $106,652      $101,974          $4,677          4.6%

Percentage of average shareholders'
     equity to average assets                 7.51%         8.31%          -0.80%           N/A

 * May not foot due to rounding

                                             Six Months Ended                    Change
                                            6/30/97       6/30/96          Amount       Percent

(000's)
Net Income                                   $7,333       $6,663            $670          10.1%

Earnings per share                            $0.95        $0.87           $0.08           9.2%
Weighted average
     shares outstanding                       7,638        7,428             211           2.8%

Return on average assets                      1.06%        1.12%          -0.06%            N/A
Average assets                           $1,396,841   $1,200,465        $196,377          16.4%

Return on average
     shareholders' equity                    13.79%       13.45%           0.34%            N/A
Average shareholders' equity               $107,763     $101,099          $6,664           6.6%

Percentage of average shareholders'
     equity to average assets                 7.71%        8.42%          -0.71%            N/A

 * May not foot due to rounding



A.  Net Income Trend


      Net income for the second quarter and first six months of 1997 reached $3.668 million and $7.333 million, up 4.1% and 10.1%, respectively, over the comparable 1996 periods. Earnings per share rose to $.48 for the second quarter and $.95 for the first half, up at a slightly slower pace of 4.3% and 9.2%, respectively, because of more shares outstanding. Return on equity increased 34 basis points to 13.79% for the first six months while tangible or cash return on equity reached 15.34%. All per share results have been adjusted for the company's 2 for 1 stock split effective March 12, 1997.

      Compared to first quarter 1997, this quarter's net income and earnings per share were virtually unchanged, up $3,000 and $.01, respectively. The per share increase reflects the impact of the company redeeming the $4.5 million remainder of its cumulative perpetual preferred stock on March 10, 1997

B. Balance Sheet Trends

      Our previously announced acquisition of eight branches from KeyBank, N.A., which included $149.9 million in deposits and $24.9 million in loans, was successfully completed in mid-June. Even without the impact of the acquired loans, this quarter's loan growth was the strongest in the company's history and nearly 60% more than in second quarter 1996. During the past year, loans (before the June branch acquisition) have climbed a record 18.6%, over one third of which came from new markets opened by our mid-1995 branch purchases from The Chase Manhattan Bank, N.A.

      Loans outstanding increased by $61.7 million or 9.2% during the second quarter. Excluding the loans purchased from Key, outstandings rose by 5.5% or $36.8 million, significantly better than the $23.0 million or 4.0% growth during second quarter 1996. The primary components of the $83.4 million increase in loans since year-end 1996 to $735.9 million are indirect consumer loans (up $22.2 million to $189.8 million), predominantly reflecting automobile financing through an established dealer network; business lending products (up $37.4 million to $248.5 million), due to expanded floor plan lending to automobile dealers and higher commercial loans ($17.1 million from Key); consumer direct loans (up $18.9 million to $141.0 million), reflecting selected growth in installment and personal loans ($7.8 million from Key); and consumer mortgages (up $4.9 million, net of $2.9 million in originations sold service-retained in the secondary market), growth of which picked up during the second quarter because of seasonal buying and lower financial market rates.

      Investments (excluding market value adjustment) totaled $606.6 million for the quarter just ended, down $2.3 million (less than 1%) from March 31, 1997 attributable to the lack of favorable buying opportunities. Since June 30, 1996, there has been $32.1 million (5.6%) in investment growth, which was initially almost entirely funded by a variety of capital market borrowings and has been replaced with the acquired deposits.

      Total deposits have increased $171.5 million (16.2%) since March 31, 1997, largely due to the deposits acquired from the Key branches (at quarter end) and inflows of municipal deposits. Reflecting the same circumstances, total deposits are up $210.1 million or 20.6% during the last twelve months.

C. Income Statement Trends

      Major positive factors for the second quarter versus first quarter 1997 were an increase in net interest income of $215,000 on a $62.2 million expansion in earning assets, albeit at temporarily lower margins until pending deposit acquisitions closed; a $204,000 improvement in noninterest income from a variety of sources (only $27,000 reflecting the Key branch acquisition); and the absence of dividends paid on the company's cumulative perpetual preferred stock, which was redeemed in mid-March. Offsetting these improvements was a combination of $216,000 more in noninterest expense (including $213,000 more in one-time acquisition-related expenses), a $120,000 higher loan loss provision expense (a relatively modest increase because of an ample loan loss reserve), and a slight increase in the company's tax rate.

      Second quarter net interest income rose 7.3% or $1.0 million versus the prior year. The improvement reflects $171 million more in earning assets, 65% of which represents continued steady loan growth throughout the last twelve months and an additional 15% due to loan growth provided by the Key branch purchase. Almost 90% of earning asset growth was funded by the deposits acquired from Key, which enabled a $17.5 million reduction in borrowings from one year earlier, with the balance of the funding from higher levels of consumer, business, and municipal time deposits. The company is expected to have the capacity for earning asset growth and/or the potential to pay down more of its capital market borrowings and other large liabilities with the lower cost deposits of 12 Fleet Bank branches scheduled to be acquired in July. These temporarily higher funding costs, in addition to the interest on CBSI's 9.75% Trust Preferred stock issued in January 1997, resulted in a second quarter net interest margin of 4.48%, a 42 basis point decrease from one year ago. Comparing the first six months of 1997 to the same 1996 period, net interest income climbed 8.1% or $2.2 million, and the net interest margin averaged 40 basis points lower at 4.57%.

      Second quarter noninterest income rose nicely, up over 26% from one year earlier, primarily due to improved sales of mutual funds as well as the contribution of our July 1996 purchase of Benefit Plans Administrators (BPA) of Utica, NY.

      The company's second quarter 1997 efficiency ratio (overhead compared to recurring operating income) was up 2.9 percentage points from one year earlier to 60.6% but unchanged from the first quarter 1997 level. Compared to second quarter 1996, recurring operating income (net interest income plus noninterest income) rose by 9.6%--a somewhat reduced rate due to earning asset growth being temporarily supported by higher cost funds--while overhead increased by 12.7%. Noninterest income increased 10.8% before the contribution of BPA's pension administration revenues and associated investment management fees earned through CBNA's trust department. Excluding the combined impact of BPA and related CBNA expenses in both years and one-time expenses of the Key and Fleet branch acquisitions, second quarter noninterest expense rose 9.1%, reflecting annual personnel expense increases, the impact of stock-based director compensation, a one-time filing fee, higher advertising expense, an increase in certain problem asset costs, and higher intangible amortization expense due to the Key branch acquisition. The second quarter efficiency ratio excluding the impact of intangibles rose 3.2 percentage points to 56.5% from a year earlier.

      Despite higher pretax income, first half 1997 income taxes fell by $286,000 from the same 1996 period because of increases in non-taxable investment income. As a result, the effective tax rate was reduced to 36.9% versus 40.7% one year earlier. CBSI's marginal tax rates are 35% for federal and 9% for state tax purposes.

D. Asset Quality Trend

      Asset quality remains good; though the ratio of net charge-offs to loans rose 17 basis points in the second quarter to .39%, the ratio of non-performing loans to loans outstanding was up only slightly to .48%, the latter still less than half the level of peer banks nationwide based on data available as of March 31, 1997.

      Second quarter 1997 loan loss provision expense rose by $241,000 or 40% over the prior year's level, resulting in a $383,000 or 32% increase in the provision for the first six months. Year-to-date net charge-offs rose $432,000 or 61% to $1.1 million, resulting in a net charge-offs to average outstandings ratio of .34% for the period versus .24% in 1996. Consumer installment loans accounted for all but 5% of the change. The loan loss reserve/loans outstandings ratio rose 5 basis points during the quarter to 1.30%, reflecting 125% coverage of the provision over net charge-offs as well as the addition of a $1.0 million valuation allowance resulting from intensive credit review of the loans purchased from Key. Nonperforming loans rose $209,000 during the second quarter to $3.505 million, a level $730,000 or 26% higher than one year ago; about three-quarters of the latter increase pertains to consumer installment loans with the balance in commercial loans.

      Despite some recent softening in the company's asset quality ratios compared to the highly favorable net charge-off experience of 1993-1996 and nonperforming loan levels of 1995, today's loan portfolio credit strength remains better than industry norms; as of March 31,1997 data, CBSI's nonperforming loans/loans outstanding ratio was in the very strong 20th peer percentile. Combined delinquencies and nonaccruals were 1.42% of total loans at quarter end compared to 1.27% one year earlier and 1.46% at year end, all measures well within the company's internal guideline of 2.0%. Besides present coverage of the loan loss reserve over nonperformers being 2.7 times versus peer bank coverage of 2.2 times as of March 31, 1997, over $1.25 million or approximately 13% of the reserve is available for absorbing general, unforeseen loan losses after allocation by specific customer and loan type.

E. Capital and Other Trends


      As of June 30, 1997, the tier I leverage ratio was 6.93% versus 5.65% twelve months earlier. The large increase in the ratio is attributable to the impact of the issuance of $30 million in Trust Preferred securities offset by the redemption in early March of the remaining 45,000 shares ($4.5 million) of more expensive cumulative perpetual preferred stock. Growth in the present ratio also considers the favorable earnings during the last 12 months and scheduled amortization of intangible assets, partially offset by the continued strategy to leverage the balance sheet when attractive investment opportunities present themselves. Compared to December 31, 1996, the ratio was up 1.04 percentage points due to the Trust Preferred offering, first half earnings and intangible amortization, partially offset by investment growth funded with capital market borrowings.

      As a result of the aforementioned reasons, the tier I risk-based capital ratio of June 30, 1997 was 11.67%, or 106 basis points higher than it was as of June 30, 1996. This compares to a 6% "well-capitalized " regulatory minimum.

      Book value per share increased 9.5% from June 30, 1996 to $14.69 as of the most recent quarter end, while tangible book value per share (which additionally reflects intangible amortization) has fallen slightly to $8.92, down $.07 or less than 1% over the same period due to the intangibles related to the Key acquisition.

      The bank's liquidity level is very favorable as of June 30, 1997. In the event of a liquidity crisis, more than $285 million (essentially short term assets minus short term liabilities) or 20.2% of assets could be converted into cash within a 30-day time period. Over a 90 day time period, 19.3% of assets could be converted to cash.

      As shown by the statement of cash flows preceding the Management Discussion and Analysis, the bank's cash and cash equivalents increased by $14.5 million during the first six months to $67.0 million as of June 30, 1997, a level $17.6 million higher than one year earlier. The increase in cash and cash equivalents during the first half of 1997 reflects asset expansion (about half of which related to net growth in investment securities) being entirely financed by deposit growth and issuance of the Trust Preferred securities. Net cash provided by operating activities during the first half of 1997 is almost entirely responsible for the increase in cash and cash equivalents.

II.   SUPPLEMENTAL INFORMATION TO EARNINGS PERFORMANCE SUMMARY

      The following sections of this report discuss more fully certain of the balance sheet and earnings trends summarized above.

A. Net Interest Income

      Changes in net interest income reflect changes in both net interest margin and earning asset levels.

      On a tax-equivalent basis, net interest income for second quarter 1997 increased $975,000 (7.1%) over the same 1996 period to $14.7 million. This reflects a $190.2 million (16.9%) increase in average earning assets with $108.5 million in loan growth and $81.7 million in investment growth. The net interest margin was 42 BP lower than a year earlier . This was largely due to the 52 basis point (BP) higher cost of funds resulting from a $120.8 million increase in average capital market borrowings, which included the aforementioned issuance of the $30 million of 9.75% Trust Preferred stock. An 8 BP increase in earning asset yields offset a portion of the cost of funds increase.

      Compared to first quarter 1997, there was a $200,000 increase in net interest income. The change is attributable to earning asset growth, partially offset by the 14 BP lower net interest margin largely due to the absence of $321,000 in non-recurring income recognized in the prior quarter. Excluding first quarter non-recurring income, the second quarter net interest margin would have been 4 BP lower versus 14 BP lower.

      The table below shows these underlying dynamics.

For the Quarter            Net          Net        Yield on       Cost        Average
Ended:                  Interest      Interest     Earning         of         Earning
(000's)                  Income        Margin       Assets       Funds        Assets
                          (a)           (a)          (a)          (b)

                      -------------------------------------------------------------------
                                   Amount and Change from Preceding Quarter
                      -------------------------------------------------------------------
June 30, 1996
               Amount       $13,698        4.90%        8.51%        3.64%    $1,124,059
               Change          $373       -0.14%       -0.11%        0.05%          5.6%

September 30, 1996
               Amount       $14,355        4.82%        8.55%        3.78%    $1,185,913
               Change          $656       -0.09%        0.04%        0.14%          5.5%

December 31, 1996
               Amount       $14,350        4.70%        8.55%        3.91%    $1,214,708
               Change          ($5)       -0.12%        0.00%        0.13%          2.4%

March 31, 1997
               Amount       $14,474        4.62%        8.67%        4.11%    $1,269,910
               Change          $124       -0.08%        0.12%        0.20%          4.5%

June 30, 1997
               Amount       $14,674        4.48%        8.59%        4.16%    $1,314,305
               Change          $200       -0.14%       -0.08%        0.05%          3.5%

Change from
June 30, 1996 to
June 30, 1997
               Amount          $975       -0.42%        0.08%        0.52%      $190,246
             % Change          7.1%          ---          ---          ---         16.9%

YTD June 30,
                 1996       $27,023        4.97%        8.56%        3.59%    $1,094,018
                 1997       $29,148        4.55%        8.63%        4.08%    $1,292,231
             $ Change        $2,124          ---          ---          ---      $198,212
             % Change          7.9%       -0.42%        0.07%        0.49%         18.1%

Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.
       (b) Interest expense divided by total average deposits and borrowed funds.

 * May not foot due to rounding

      Despite the high proportion (89th peer percentile) of the bank's assets being in investments (whose yields are relatively low compared to loans), and greater funding costs caused by both temporarily higher levels of borrowings in advance of the pending branch acquisitions and interest on CBSI's Trust Preferred stock issued in January 1997, the net interest margin is still slightly better than the norm being in the 54th peer percentile as of March 31, 1997. This is attributable to high earning asset yields being in the favorable 80th percentile, offset by a temporarily high cost of funds being in the 73rd percentile.

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

For the Quarter               Market         Market        Market         # of           Cash          Share
Ended:                        Price          Price         Price         Shares        Dividend       Volume
                              High            Low          Close       Outstanding     Declared       Traded

                      ----------------------------------------------------------------------------------------
                                                  Amount and Change from Preceding Quarter
                      ----------------------------------------------------------------------------------------


June 30, 1996
               Amount          $16.25        $15.38        $15.57       7,364,630        $0.165       447,194
               Change           -0.8%          1.7%          0.4%            0.0%          0.0%         41.4%

September 30, 1996
               Amount          $17.75        $17.00        $17.13       7,450,406         $0.18       445,958
               Change            9.2%         10.6%         10.0%            1.2%          9.1%         -0.3%

December 31, 1996
               Amount          $20.13        $17.00        $19.63       7,474,406         $0.18       624,249
               Change           13.4%          0.0%         14.6%            0.3%          0.0%         40.0%

March 31, 1997
               Amount          $24.25        $19.25        $23.50       7,518,262         $0.18       652,661
               Change           20.5%         13.2%         19.7%            0.6%          0.0%          4.6%

June 30, 1997
               Amount          $29.00        $23.00        $28.25       7,536,462         $0.18       712,647
               Change           19.6%         19.5%         20.2%            0.2%          0.0%          9.2%

Change from
June 30, 1996 to
June 30, 1997
               Amount          $12.75         $7.63        $12.69         171,832        $0.015       265,453
             % Change           78.5%         49.6%         81.5%            2.3%          9.1%         59.4%

      CBSI's stock closed second quarter 1997 at $28.25, up 81.5% from one year earlier when it closed at $15.57. The volume of shares traded at 712,647 was 59.4% more than during second quarter 1996, due largely to NASDAQ's standard practice of not adjusting the historical volume of shares traded in the event of a stock split.

      The cash dividend shown above reflects a 1.5 cent (9%) per share increase in the quarterly dividend per common share that was effective in third quarter 1996. This most recent increase was the sixth dividend increase within five years. The 1997 common dividend payout of 37.0% has increased slightly (with higher earnings) from the same 1996 period but remains within the company's targeted 30-40% guideline.

C.   Loans

      Loans outstanding, net of unearned discount, reached a record $735.9 million as of June 30, 1997, a very favorable $ 136.3 million (22.7%) growth in the last twelve months. The $61.7 million in quarterly growth from the end of the first quarter to the end of the second quarter ($24.9 million resulting from the former Key branches) represents the 20th consecutive quarter that oustandings have grown. As shown in the table below, CBNA is predominantly a retail bank, with more than 66% of its outstandings spread across three basic consumer loan types.

For the Quarter               Consumer     Consumer     Consumer     Business      Total       Yield on
Ended:                        Direct       Indirect     Mortgages    Lending       Loans       Loans
(000's)
                       -------------------------------------------------------------------------------
                                 Amount and Change from Preceding Quarter           Quarterly Average
                       -------------------------------------------------------------------------------

June 30, 1996
                Amount      $105,895     $149,197     $155,579     $188,868     $599,538        9.44%
                Change          0.1%         7.5%         3.5%         4.0%         4.0%       (0.08)

September 30, 1996
                Amount      $109,137     $159,996     $161,388     $196,171     $626,693        9.36%
                Change          3.1%         7.2%         3.7%         3.9%         4.5%       (0.08)

December 31, 1996
                Amount      $122,087     $167,629     $151,691     $211,068     $652,474        9.46%
                Change         11.9%         4.8%        -6.0%         7.6%         4.1%         0.10

March 31, 1997
                Amount      $125,219     $177,051     $153,512     $218,396     $674,178        9.67%
                Change          2.6%         5.6%         1.2%         3.5%         3.3%         0.20

June 30, 1997
                Amount      $140,951     $189,828     $156,561     $248,538     $735,877        9.40%
                Change         12.6%         7.2%         2.0%        13.8%         9.2%       (0.27)

Change from
June 30, 1996 to
June 30, 1997
                Amount       $35,055      $40,632         $982      $59,670     $136,339       -0.04%
                Change         33.1%        27.2%         0.6%        31.6%        22.7%          N/A

Loan mix
June 30, 1996 to               17.7%        24.9%        25.9%        31.5%       100.0%
June 30, 1997                  19.2%        25.8%        21.3%        33.8%       100.0%
                Change          1.5%         0.9%        -4.7%         2.3%        ---

 * May not foot due to rounding

      More than 44% of the bank's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which increased $59.7 million or 31.6%, reflecting strong business development efforts and the contribution of acquired branches amounting to $17.1 million in commercial loans at quarter end. Even without the former Key loans, business lending would have increased 22.5%.

      Almost 30% of the bank's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations - none of which came from the former Key branches), which grew 27.2%. This reflects good automobile demand industry-wide, as well as continued greater emphasis on this product line in the bank's Southern Region.

      The remaining growth over this period resulted from a 33.1% growth in consumer direct loans (applications taken at branch locations - $6.4 million of the $35.0 million in growth resided in the former Key branches) and less than a 1% increase in Consumer Mortgages (none from Key branches). Both increases reflect a change in late October 1996 to reporting fixed rate Home Equities in Consumer Direct Loans instead of Consumer Mortgages.

      Despite a 25 BP increase in the average prime rate, the average loan yield for the quarter just ended is 4 BP lower than a year ago primarily due to the increasing mix of relatively lower yielding business loans (as compared to the higher yielding consumer loans) and lower yields on consumer mortgages reflective of financial market trends.

D.  Asset Quality

      The following table reflects the detail of non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .29% as of June 30, 1997, up 4 basis points from a year ago. OREO for all periods is recorded at the lower of cost or market less estimated cost to sell. The ratio of nonperforming assets to loans plus OREO at .58% remains better than the company's internal goal of less than .75%. Nonaccruing loans rose $274,000 or 14.8%, about equally due to consumer installment and real estate loans. The change in loans delinquent 90 days or more reflects some softening in commercial and consumer installment loans.

(000's or % Ratios)                     June 30,    March 31,     December 31,     September 30,     June 30,   June 30, 1997 - 1996
                                          1997        1997            1996              1996           1996      $ Chg       % Chg
Loans accounted for on a               $2,122        $2,253           $2,023             $2,036      $1,848        $274       14.8%
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                          $1,383        $1,043             $823             $1,176        $927        $456       49.2%
                                      -------       -------            -----            -------       -----
Total Non-Performing Loans             $3,505        $3,296           $2,846             $3,212      $2,775        $730       26.3%
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings"                      $0             $0              $32                 $0          $0          $0        0.0%
Other Real Estate (OREO)                $745           $726             $746               $693        $476        $270       56.7%
                                        -----         -----            -----              -----       -----

Total Non-Performing Assets            $4,250        $4,022           $3,624             $3,905      $3,251      $1,000       30.8%
Total Non-Performing Assets/            0.29%         0.29%            0.29%              0.29%       0.25%         ---       0.04%
    Total Assets

Total Non-Performing Assets/
Total Loans & OREO                      0.58%         0.60%            0.55%              0.62%       0.54%         ---       0.04%

Total Non-Performing Loans/
Total Loans                             0.48%         0.49%            0.44%              0.51%       0.46%         ---       0.01%
                                    ------------------------------------------------------------------------------------------------

Loan Loss Allowance                    $9,599        $8,400           $8,128             $7,806      $7,469      $2,130       28.5%

Loan Loss Allowance/
Total Loans                             1.30%         1.25%            1.25%              1.25%       1.25%         ---       0.05%

Loan Loss Allowance/
Non-Performing Assets                    226%          209%             224%               200%        230%         ---         -4%
                                    ------------------------------------------------------------------------------------------------

Loan Loss Provision
                               -YTD    $1,580          $730           $2,897             $1,827      $1,197        $383       32.0%
                         -Qtr Ended      $850          $730           $1,070               $630        $609        $241       39.6%

Loan Loss Provision/
Average Loans
                               -YTD     0.47%         0.45%            0.48%              0.41%       0.42%         ---       0.05%
                         -Qtr Ended     0.49%         0.45%            0.67%              0.41%       0.42%         ---       0.07%

 * May not foot due to rounding

The table below reflects quarterly and year-to-date charge-off and recovery trends. As previously discussed year-to-date net charge-offs rose $432,000 or 61% to $1.1 million, resulting in a net charge-offs to average outstandings ratio of .34% for the period versus .24% in 1996. Consumer installment loans accounted for all but 5% of the change. As shown in the table on the previous page, the loan loss reserve/loans outstandings ratio rose 5 basis points during the quarter to 1.30%, reflecting 125% coverage of the provision over net charge-offs as well as the addition of a $1.0 million valuation allowance resulting from intensive credit review of the loans purchased from Key.

For the Quarter           Gross       Recoveries      Net            Gross        Recoveries/         Net           Loan Loss
Ended:                 Charge-offs                Charge-offs    Charge-offs/      Prior Year     Charge-offs/     Provision/
(000's)                                                          Average Loans       Gross       Average Loans         Net
                                                                                  Charge-offs                      Charge-offs

                      -----------------------------------------------------------------------------------------------------------
                                                       Amount and Change from Preceding Quarter
                      -----------------------------------------------------------------------------------------------------------

June 30, 1996
               Amount           $500         $174         $326             0.35%          39.7%            0.23%            187%
               Change          ($66)        ($14)        ($52)            -0.05%          -3.2%           -0.04%            123%

September 30, 1996
               Amount           $486         $193         $293             0.33%          43.6%            0.20%            215%
               Change          ($14)          $19        ($33)            -0.02%           3.9%           -0.03%             28%

December 31, 1996
               Amount           $907         $160         $747             0.60%          36.2%            0.49%            143%
               Change           $421        ($33)         $454             0.27%          -7.4%            0.30%            -72%

March 31, 1997
               Amount           $649         $192         $457             0.40%          31.6%            0.28%            160%
               Change         ($258)          $32       ($290)            -0.20%          -4.6%           -0.21%             16%

June 30, 1997
               Amount           $832         $154         $678             0.49%          25.1%            0.40%            125%
               Change           $184        ($38)         $221             0.09%          -6.5%            0.12%            -34%

Change from
June 30, 1996 to
June 30, 1997
               Amount           $333        ($20)         $352               ---            ---              ---             ---
             % Change          66.6%       -11.3%       108.1%             0.14%         -14.6%            0.17%            -61%

YTD June 30,
                 1996         $1,065         $361         $704             0.37%          41.3%            0.24%            170%
                 1997         $1,481         $345       $1,136             0.44%          28.3%            0.34%            139%
             $ Change           $416        ($16)         $432               ---            ---              ---             ---
             % Change          39.1%        -4.3%        61.3%             0.07%         -13.0%            0.10%            -31%

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

                   --------------------------------------------------------------------------------
                                                         Amount and Average Rate
                   --------------------------------------------------------------------------------
     June 30, 1996
            Amount            $143,227      $347,462      $63,224     $485,358    $1,039,270        92.5%
      Yield / Rate                ----         2.43%        2.46%        5.43%         3.50%

September 30, 1996
            Amount            $144,692      $341,349      $67,941     $472,739    $1,026,721        86.6%
      Yield / Rate                ----         2.44%        2.48%        5.46%         3.49%

 December 31, 1996
            Amount            $146,338      $329,640      $59,907     $491,323    $1,027,208        84.6%
      Yield / Rate                ----         2.43%        2.49%        5.54%         3.58%

    March 31, 1997
            Amount            $141,725      $325,911      $58,503     $512,295    $1,038,433        81.8%
      Yield / Rate                ----         2.45%        2.50%        5.57%         3.66%

     June 30, 1997
            Amount            $148,513      $333,356      $62,720     $560,335    $1,104,925        84.1%
      Yield / Rate                ----         2.44%        2.57%        5.60%         3.72%

Change in quarterly average
outstandings & yield / rate
June 30, 1996 to
June 30, 1997
            Amount              $5,287     ($14,105)       ($504)      $74,977       $65,654        -8.4%
          % Change                3.7%         -4.1%        -0.8%        15.4%          6.3%        -9.1%
    Change (% pts)                ----          0.01         0.10         0.17          0.22

Deposit Mix
June 30, 1996 to                 13.8%         33.4%         6.1%        46.7%        100.0%
June 30, 1997                    13.4%         30.2%         5.7%        50.7%        100.0%
            Change               -0.3%         -3.3%        -0.4%         4.0%          ----

 * May not foot due to rounding

      Average deposits increased $65.7 million or 6.3% for the 1997 quarter just ended as compared to the same 1996 quarter. Due to relative lateness of the Key acquisition in the second quarter, the $145 million in Key branch deposits had an impact on average deposits of approximately $25 million. Overall decreases in Savings and Money Market accounts were offset by a large increase in average time deposits ($75.0 million increase - of which almost $12 million of the average was related to the former Key branches), reflecting the bank's objective to extend its deposit liabilities by offering very competitive rates on its Certificates of Deposit.

      Due largely to the growing mix of higher cost time deposits (upon which the rate is also increasing) and an average Fed Funds rate moving up 30 BP's from second quarter 1996 to second quarter 1997 (which influences certain deposit pricing), the average total deposit rate moved up 22 BP's. The higher time deposit mix also reflects the continuing flow of Savings and Money Market deposits back into Time Deposits as rates have become more attractive.

F.  Liquidity and Borrowing Position

      The following table shows the trend of major earning assets and funding sources over the last five quarters.

For the Quarter               Average     Average      Ave Core    Average       Average        Average
Ended:                        Loans     Investments    Deposits   Municipal   Capital Market   Interest-
(000's)                                     (a)           (b)      Deposits     Borrowings      Bearing
                                                                                               Liabilities

                   --------------------------------------------------------------------------------
                                           Amount and Average Yield / Rate
                   --------------------------------------------------------------------------------



     June 30, 1996
            Amount            $589,407       $534,653   $893,135    $146,136          $73,858     $969,902
      Yield / Rate               9.44%          7.48%      3.52%       3.39%            5.62%        4.18%

September 30, 1996
            Amount            $611,922       $573,991   $900,950    $125,771         $144,987   $1,027,016
      Yield / Rate               9.36%          7.69%      3.54%       3.14%            5.83%        4.31%

 December 31, 1996
            Amount            $639,764       $574,944   $903,111    $124,097         $168,011   $1,048,880
      Yield / Rate               9.46%          7.53%      3.62%       3.26%            5.94%        4.45%

    March 31, 1997
            Amount            $661,724       $608,187   $902,103    $136,330         $213,961   $1,110,670
      Yield / Rate               9.67%          7.59%      3.72%       3.25%            6.28%        4.63%

     June 30, 1997
            Amount            $697,918       $616,387   $939,626    $165,299         $194,665   $1,151,076
      Yield / Rate               9.40%          7.67%      3.70%       3.86%            6.63%        4.69%

Change in quarterly average
outstandings & yield / rate
from June 30, 1996 to
June 30, 1997
            Amount            $108,512        $81,734    $46,491     $19,163         $120,807     $181,175
          % Change               18.4%          15.3%       5.2%       13.1%           163.6%        18.7%
     Change (%pts)               -0.04           0.20       0.18        0.47             1.01         0.52

Note (a) Yield on average investments calculated on a full-tax equivalent basis.
     (b) Defined as total deposits minus municipal deposits; includes
         CDs > $100,000 for individuals and businesses.

 * May not foot due to rounding

      Borrowings for second quarter 1997 averaged $195.0 million compared to $74.0 million for second quarter 1996. The increase resulted in part from the issuance of $30 million of Capital Securities in anticipation of funding future branch deposit acquisitions and repaying the company's more expensive outstanding preferred stock. Average loans grew $108.5 million (18.4%) in the last year while average investments grew $81.7 million (15.3%); about 64% of the combined increase was funded with capital market borrowings, a large part of which the bank has the capacity to repay from the acquired branch deposits.

G. Investments and Asset/Liability Management

      The investment portfolio at quarter end comprised 45.3% of earning assets, down from 48.9% on June 30, 1996, primarily because of the planned faster growth of the loan portfolio versus the investment portfolio. Largely through fixed rate investment purchases, the absolute level of the investment portfolio has grown by $35.0 million or 6.1% during the last twelve months.

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

For the Quarter                 U.S.        Mtg-Backs      Tax      Other       Market        Total     Invests /
Ended:                         Gov'ts          (a)       Exempts     (b)        Value      Investments   Earning
(000's)                                                                       Adjustment                  Assets
                                                                                                            at

                         ---------------------------------------------------------------                 Period
                                      Amount and Change from Preceding Quarter                             End
                         ---------------------------------------------------------------
June 30, 1996
                Amount        $308,641     $228,843   $15,508    $21,469         $107      $574,568      48.9%
                Change           23.4%         7.4%     -6.8%       0.0%       -90.2%         14.4%        2.4

September 30, 1996
                Amount        $299,909     $257,234   $19,379    $18,704         $331      $595,556      48.7%
                Change           -2.8%        12.4%     25.0%     -12.9%       208.5%          3.7%      (0.2)

December 31, 1996
                Amount        $287,949     $249,071   $18,233    $21,717       $1,614      $578,584      47.0%
                Change           -4.0%        -3.2%     -5.9%      16.1%       388.1%         -2.8%      (1.7)

March 31, 1997
                Amount        $325,174     $242,825   $12,545    $28,887       ($269)      $609,162      47.5%
                Change           12.9%        -2.5%    -31.2%      33.0%      -116.7%          5.3%        0.5

June 30, 1997
                Amount        $322,361     $239,295   $16,054    $28,904       $3,001      $609,615      45.3%
                Change           -0.9%        -1.5%     28.0%       0.1%     -1213.7%          0.1%      (2.2)

Change from
June 30, 1996 to
June 30, 1997
                Amount         $13,720      $10,452      $546     $7,435       $2,893       $35,047      -3.6%
                Change            4.4%         4.6%      3.5%      34.6%      2698.7%          6.1%        ---

Investment Mix
June 30, 1996 to                 53.7%        39.8%      2.7%       3.7%         0.0%        100.0%
June 30, 1997                    52.9%        39.3%      2.6%       4.7%         0.5%        100.0%
                Change           -0.8%        -0.6%     -0.1%       1.0%         0.5%           ---

Note:(a) Includes CMO's and pass throughs
     (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock

 * May not foot due to rounding

      The average fully taxable equivalent yield in the last year (as shown in the table in section F) has increased 20 BP to 7.67% on average for second quarter 1997 versus 7.48% for second quarter 1996, largely due to a $126,000 bond discount accretion adjustment (earned when $ 7.9 million in bonds were called).

      The portfolio market value increased from 100.4% of book value one year ago to 101.7% of book value as of June 30, 1997. The average life of the portfolio increased slightly from 4.2 years on June 30, 1996 to 4.3 years on June 30, 1997.

      As of the most recent quarter end, 43.1% of the investment portfolio was classified as available-for-sale (AFS) in accordance with SFAS No. 115, with the remainder (56.9%) as held-to-maturity. The pretax market value adjustment of the AFS portfolio was a favorable $3.0 million as compared to $107,000 a year earlier.

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

Item 5.   Other Information.
      Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

      a)    Exhibits required by Item 601 of Regulation S-K:

                            (11) Statement re Computation of earnings per share

           (21) Subsidiaries of the registrant
           - Community Bank, National Association, State of New York
           - Community Financial Services, Inc., State of New York
           - Community Capital Trust I, State of Delaware

      b)   Reports on Form 8-K: None

                                   SIGNATURES


      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Community Bank System, Inc.




Date:  August 7, 1997                                      /s/ Sanford A. Belden
                            ----------------------------------------------------
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer



Date:  August 7, 1997                                       /s/ David G. Wallace
                            ----------------------------------------------------
                                         David G. Wallace, Senior Vice President
                                                         Chief Financial Officer