Form 10-Q
period 1997-09-30
COMMUNITY BANK SYSTEM INC
filed 1997-11-12
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the nine months ended September 30, 1997


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

     Common Stock, No par value -- 7,573,662 shares as of October 23, 1997.

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.     Information

      Item 1.  Financial Statements (Unaudited)

                Consolidated balance sheets --
                September 30, 1997, December 31, 1996 and September 30,  1996

                Consolidated statements of income --
                Three months ended September 30, 1997 and 1996 and nine months ended September 30, 1997 and 1996.

                Consolidated statements of cash flows -- Nine months ended September 30, 1997 and 1996


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

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                             September 30,     December 31,   September 30,
                                                                                      1997             1996            1996
----------------------------------------------------------------------------------------------------------------------------

ASSETS
    Cash and due from banks                                                    $72,105,973      $52,534,726     $52,588,513
    Federal Funds Sold                                                           3,000,000                0               0
----------------------------------------------------------------------------------------------------------------------------
                                         TOTAL CASH AND CASH EQUIVALENTS        75,105,973       52,534,726      52,588,513

    Investment securities
       U.S. Treasury                                                             2,990,946        2,988,749       2,987,989
       U.S. Government agencies and corporations                               279,830,386      285,280,374     296,697,193
       States and political subdivisions                                        18,824,443       18,248,144      19,396,053
       Mortgage-backed securities                                              264,557,137      250,349,672     257,761,480
       Federal Reserve Bank                                                      2,173,950        1,402,850       1,395,750
       Other securities                                                         26,750,379       20,283,502      17,317,833
----------------------------------------------------------------------------------------------------------------------------
                                             TOTAL INVESTMENT SECURITIES       595,127,241      578,553,291     595,556,298

    Loans                                                                      830,257,565      658,366,564     633,915,849
      Less: Unearned discount                                                    3,352,976        5,892,689       7,223,139
                Reserve for possible loan losses                                12,369,348        8,127,752       7,805,234
----------------------------------------------------------------------------------------------------------------------------
                                                               NET LOANS       814,535,241      644,346,123     618,887,476

    Bank premises and equipment                                                 22,251,293       16,782,034      16,665,612
    Accrued interest receivable                                                 13,876,616       10,790,071      12,248,114
    Intangible assets                                                           60,479,341       31,241,489      31,922,060
    Other assets                                                                12,879,994        9,616,928       9,553,442
----------------------------------------------------------------------------------------------------------------------------
                                                            TOTAL ASSETS    $1,594,255,699   $1,343,864,662  $1,337,421,515
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                     $203,467,158     $144,351,214    $144,508,906
      Interest bearing                                                       1,181,425,521      882,862,042     893,718,280
----------------------------------------------------------------------------------------------------------------------------
                                                          TOTAL DEPOSITS     1,384,892,679    1,027,213,256   1,038,227,186

    Federal funds purchased                                                              0       31,800,000      40,850,000
    Term borrowings                                                             50,000,000      165,000,000     140,000,000
    Company obligated mandatorily redeemable preferred securities of Community Capital Trust 1 holding solely junior subordinated
    debentures of the Company                                                   29,802,000                0               0
    Accrued interest and other liabilities                                      15,099,243       10,499,179      12,480,126
----------------------------------------------------------------------------------------------------------------------------
                                                       TOTAL LIABILITIES     1,479,793,922    1,234,512,435   1,231,557,312
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Preferred stock $100 stated value                                                 0        4,500,000       4,500,000
       Common stock (7,549,462; 7,474,406; 7,450,406 shares)                     7,549,462        4,671,504       4,656,504
       Surplus                                                                  31,526,693       33,584,773      33,215,104
       Undivided profits                                                        72,858,506       65,691,025      63,358,427
       Unrealized gains (losses) on available for sale securities                2,678,739          947,853         194,198
       Shares issued under employee stock plan - unearned                        (151,623)         (42,928)        (60,030)
----------------------------------------------------------------------------------------------------------------------------

                                              TOTAL SHAREHOLDERS' EQUITY       114,461,777      109,352,227     105,864,203
----------------------------------------------------------------------------------------------------------------------------

                              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,594,255,699   $1,343,864,662  $1,337,421,515
============================================================================================================================

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                                  1997              1996             1997              1996
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income:
  Interest and fees on loans                                     $19,220,893        $14,396,967     $51,351,988        $41,711,487
  Interest and dividends on investments:
     U.S. Treasury                                                    67,288            109,606         201,322            425,231
     U.S. Government agencies and corporations                     6,154,071          5,838,472      18,662,087         15,586,936
     States and political subdivisions                               268,219            255,053         677,307            749,586
     Mortgage-backed securities                                    4,413,071          4,116,944      13,305,600         11,563,405
     Other securities                                                455,653            651,984       1,341,522          1,337,820
  Interest on federal funds sold                                     618,483                751         761,228            335,470
  Interest on deposits at other banks                                    510                  0           1,334                  0
-----------------------------------------------------------------------------------------------------------------------------------

                                      Total interest income       31,198,187         25,369,777      86,302,387         71,709,935
-----------------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits
     Savings                                                       3,110,870          2,518,117       7,874,410          7,562,088
     Time                                                          9,413,390          6,488,619      24,266,932         19,582,989
  Interest on federal funds purchased and
      term borrowings                                              1,144,565          2,125,367       6,455,525          3,532,057
  Interest on mandatorily redeemable capital
     securities of subsidiary                                        716,687                  0       1,938,250                  0
-----------------------------------------------------------------------------------------------------------------------------------

                                     Total interest expense       14,385,511         11,132,103      40,535,116         30,677,134
-----------------------------------------------------------------------------------------------------------------------------------

                                        Net interest income       16,812,675         14,237,674      45,767,270         41,032,801
Less:  Provision for possible loan losses                          1,235,000            630,000       2,815,000          1,827,068
-----------------------------------------------------------------------------------------------------------------------------------

        Net Interest income after provision for loan losses       15,577,675         13,607,674      42,952,270         39,205,733
-----------------------------------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                                  414,613            306,628       1,194,942          1,103,924
  Service charges on deposit accounts                              1,503,541          1,042,093       3,514,176          3,034,871
  Commissions on investment products                                 256,380            194,033         747,956            568,436
  Other service charges, commissions and fees                      1,176,516            853,954       2,722,611          1,626,677
  Other operating  income                                             46,871             42,839          74,794             59,958
  Investment security gain (loss)                                      4,637                  0           4,637                  0
-----------------------------------------------------------------------------------------------------------------------------------

                                         Total other income        3,402,557          2,439,547       8,259,115          6,393,866
-----------------------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                   6,147,884          4,956,317      16,633,575         14,339,753
  Occupancy expense, net                                             904,809            746,234       2,474,621          2,290,823
  Equipment and furniture expense                                    644,102            585,552       1,954,086          1,726,708
  Amortization of intangible assets                                1,141,248            687,239       2,520,688          2,083,653
  Other                                                            3,448,541          2,683,645       9,309,192          7,528,609
-----------------------------------------------------------------------------------------------------------------------------------

                                       Total other expenses       12,286,584          9,658,987      32,892,162         27,969,546
-----------------------------------------------------------------------------------------------------------------------------------

                                 Income before income taxes        6,693,649          6,388,234      18,319,224         17,630,053
Income taxes                                                       2,459,000          2,596,000       6,752,000          7,175,000
-----------------------------------------------------------------------------------------------------------------------------------

                                                 NET INCOME       $4,234,649         $3,792,234     $11,567,224        $10,455,053
===================================================================================================================================
                                         Earnings per share            $0.55              $0.50           $1.50              $1.36
===================================================================================================================================

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Nine Months Ended September 30, 1997 and 1996

                                                                                        1997           1996
------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                      11,567,224     10,455,053
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                 1,542,424      2,210,108
      Net amortization of intangible assets                                        2,520,687      2,083,653
      Net accretion of security premiums and discounts                             (222,810)    (1,565,635)
      Provision for loan losses                                                    2,815,000      1,827,068
      Provision for deferred taxes                                                 (140,818)          7,149
      (Gain)\Loss on sale of investment securities                                   (4,637)              0
      (Gain)\Loss on sale of loans and other assets                                 (74,794)       (59,958)
      Change in interest receivable                                              (3,086,545)    (3,097,611)
      Change in other assets and other liabilities                                     9,703      1,837,258
      Change in unearned loan fees and costs                                       (674,441)      (598,782)
------------------------------------------------------------------------------------------------------------

     Net Cash Provided By Operating Activities                                    14,250,993     13,098,303
------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                    45,901,587      2,766,400
  Proceeds from maturities of held to maturity investment securities              68,181,763     52,039,664
  Proceeds from maturities of available for sale investment securities            10,605,524     24,569,334
  Purchases of held to maturity investment securities                            (7,328,804)  (129,033,626)
  Purchases of available for sale investment securities                        (130,780,769)   (77,634,810)
  Net change in loans outstanding                                              (175,804,853)   (66,892,356)
  Capital expenditures                                                           (7,009,354)    (1,933,822)
  Premium paid for branch acquisitions                                          (28,210,898)       (29,558)
------------------------------------------------------------------------------------------------------------

     Net Cash Used By Investing Activities                                     (224,445,804)  (196,148,774)
------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts              186,791,050      (447,759)
  Net change in certificates of deposit                                          170,888,373     21,728,721
  Net change in Federal Funds purchased                                         (31,800,000)              0
  Net change in term borrowings                                                (115,000,000)    155,300,000
  Issuance of mandatorily redeemable capital securities of subsidiary             29,802,000              0
  Issuance (retirement) of common and preferred stock                            (3,680,122)        204,391
  Cash dividends                                                                 (4,235,243)    (4,049,472)
------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                                   232,766,058    172,735,881
------------------------------------------------------------------------------------------------------------

Change In Cash And Cash Equivalents                                               22,571,247   (10,314,590)
  Cash and cash equivalents at beginning of year                                  52,534,726     62,903,103
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        75,105,973     52,588,513
============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                           $36,487,592    $27,859,125
============================================================================================================

Cash Paid For Income Taxes                                                        $7,932,467     $7,182,149
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:

Dividends declared and unpaid                                                     $1,509,892     $1,340,798
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 September 1997

Note A -- Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

      On June 16, 1997 CBSI's acquisition of eight branches from Key Bank, N.A., which included $149.9 million in deposits and $24.9 million in loans, was completed. In conjunction with this transaction, the company received $109.1 million in cash net of $12.6 million in premium.

      On July 18, 1997 CBSI's acquisition of 12 branches from Fleet Bank, N.A. was completed. This acquisition included approximately $159.1 million in deposits and $65.2 million in loans. In conjunction with this transaction, the company received $74.2 million in cash net of $15.7 million in premium.

Note C - Company Obligated Mandatorily Redeemable Preferred Securities of Community Capital Trust I

      On January 29, 1997, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust I, a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% company-obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets on the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on September 30, 1997 were $30,723,736 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

Part 1.   Financial Information

Item 1. Financial Statements

      The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management Discussion and Analysis of Financial Condition and of Operations

      The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the nine months ended September 30, 1997 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through June 30, 1997 as provided by the Federal Reserve System; the peer group is comprised of 120 bank holding companies having $1 to $3 billion in assets.

I.  EARNINGS PERFORMANCE SUMMARY

                                                              Three Months Ended                   Change
                                                             9/30/97      9/30/96           Amount        Percent

(000's)

Net Income                                                   $4,235         $3,792            $442         11.7%

Earnings per share                                            $0.55          $0.50           $0.05         10.0%
Weighted average
     shares outstanding                                       7,697          7,449             248          3.3%

Return on average assets                                      1.06%          1.17%          -0.11%           N/A
Average assets                                           $1,587,153     $1,288,949        $298,204         23.1%

Return on average
     shareholders' equity                                    15.01%         14.70%           0.31%           N/A
Average shareholders' equity                               $111,892       $104,362          $7,530          7.2%

Percentage of average shareholders'
     equity to average assets                                 7.05%          8.10%          -1.05%           N/A

 * May not foot due to rounding



                                                            Nine Months Ended                     Change
                                                       9/30/97      9/30/96             Amount        Percent

(000's)

Net Income                                                  $11,567        $10,455          $1,112         10.6%

Earnings per share                                            $1.50          $1.36           $0.14         10.3%
Weighted average
     shares outstanding                                       7,661          7,456             205          2.7%

Return on average assets                                      1.06%          1.14%          -0.08%           N/A
Average assets                                           $1,460,976     $1,230,175        $230,801         18.8%

Return on average
     shareholders' equity                                    14.22%         13.88%           0.34%           N/A
Average shareholders' equity                               $109,155       $102,195          $6,960          6.8%

Percentage of average shareholders'
     equity to average assets                                 7.47%          8.31%          -0.84%           N/A

 * May not foot due to rounding



A. Net Income Trend

      Net income for the third quarter and first nine months of 1997 reached record highs of $4.235 million and $11.567 million, up 11.7% and 10.6%, respectively, over the comparable 1996 periods. Earnings per share were also a record, rising to $.55 for the third quarter and $1.50 year-to-date, up 10.0% and 10.3%, respectively. Third quarter return on equity increased 31 basis points to 15.01%, bringing the nine month level to 14.22% or 16.06% based on tangible or cash return on equity. All per share results have been adjusted for the company's 2 for 1 stock split effective March 12, 1997.

      The results reflect the contributions of eight branches acquired in southwestern New York in mid-June from KeyBank, N.A. and twelve branches acquired in northern New York in mid-July from Fleet Bank. Taken together, these branch purchases added approximately $309 million in deposits (or 22% of our quarter-end deposit base) and $90 million in loans (or 11% of our quarter-end loan base). During the past year, loans (before the summer acquisitions) have climbed a record 17.6%, three-eighths of which came from new markets opened by our mid-1995 branch purchases from The Chase Manhattan Bank, N.A. In addition, third quarter noninterest income rose nicely, up over 39% from one year earlier. While over one-third of the increase reflects the impact of the acquisitions, fees related to fiduciary services, benefit plan administration, and mutual fund sales, all areas of priority strategic focus, were up a combined 13.2%.

      Nearly $450,000 in non-recurring acquisition expenses were incurred during the quarter. The company was more than able to offset them by $321,000 in income accretion resulting from $29.5 million in called bonds as well as a three-fold increase in the annual dividend on its creditor life insurance program. Lastly, asset quality remains acceptable. Though the ratio of net charge-offs to loans rose 10 basis points in the third quarter to .49% and is 30 basis points higher than the prior year's abnormally low level, the ratio of non-performing loans to loans outstanding was up only slightly to .53%, the latter still approximately half the level of peer banks nationwide based on data available as of June 30, 1997.

      Compared to second quarter 1997, this quarter's net income rose $567,000 or 15.5% while earnings per share were up $.07 or 14.8%. Major positive factors were an increase in net interest income of $2.2 million on a $124 million expansion in average earning assets, representing nearly a full-quarter's impact of the Key and Fleet branch acquisitions, and an $868,000 increase in other income, of which $243,000 reflects the annual creditor life insurance dividend and $336,000 reflects the acquisitions. Offsetting these improvements was a combination of $1.4 million more in operating expense, including $229,000 of added one-time acquisition-related expenses; $436,000 greater intangible amortization generated by the acquisitions; and a $385,000 higher loan loss provision expense, maintaining 125% coverage of net charge-offs as in the second quarter.

      Third quarter net interest income rose 18.1% or $2.6 million versus the prior year. The improvement reflects $203 million more in earning assets, 55% of which represents continued steady loan growth throughout the last twelve months, with the balance due to loan growth provided by the two branch acquisitions. The company's investment portfolio was unchanged at $595 million. Asset growth was funded by the deposits acquired from Key and Fleet, which enabled a $101 million reduction in borrowings from one year earlier, with the balance of the funding largely from higher levels of consumer, business, and municipal time deposits. The third quarter net interest margin at 4.67% was 15 basis points lower than one year earlier or 24 basis points less after excluding the called bond income accretion. The reduction largely represents a higher overall cost of deposits due to more competitive rates paid on and greater mix of money market and time deposits, and the cost of $30 million of 9.75% Trust Preferred stock issued in January 1997. Comparing the first nine months of 1997 to the same 1996 period, net interest income climbed 11.5% or $4.7 million, and the net interest margin averaged 32 basis points lower at 4.59%.

      The company's third quarter 1997 efficiency ratio (overhead compared to recurring operating income) was up 2.9 percentage points from one year earlier at 60.4%. Excluding non-recurring bond income accretion, one-time acquisition-related expenses, and 1996's SAIF insurance fund assessment of $263,000, the third quarter efficiency ratio was 59.1% this year versus 55.9% in 1996. Compared to third quarter 1996, recurring operating income (net interest income before called bond income accretion, plus noninterest income before net securities gains) rose by 19.2% while overhead (excluding one-time expenses in both years) increased by 26.0%. The bulk of the higher noninterest expense reflects personnel increases related to branch expansion (both acquired branch staff and volume-sensitive positions in operations and other areas to support the expanded balance sheet), greater data processing requirements, expanded facilities costs, more office supplies and advertising, an increase in certain problem asset costs, and higher intangible amortization. Excluding the impact of intangibles from the efficiency ratio calculation improves the ratio by 5.6 and
4.1 percentage points in 1997 and 1996, respectively.


      Despite higher pretax income, taxes for the first nine months of 1997 taxes fell by $423,000 from the same 1996 period because of lower New York State taxes on investment income. As a result, the effective tax rate was reduced to 36.9% versus 40.7% one year earlier. CBSI's marginal tax rates are 35% for federal and 9% for state tax purposes for both years.

B. Balance Sheet Trends

      Loans outstanding increased by $91 million or 12.4% during the third quarter. Excluding the loans purchased from Fleet, outstandings rose by 3.5% or $26 million compared to growth of $37 million (before the Key loan purchase) during second quarter 1997 and $27 million during third quarter 1996. About 60% of the reduction in growth versus the spring quarter is due to slower indirect loan growth, with the balance due to reduced direct installment and business loan growth.

      The primary components of the $200 million increase in loans over the last twelve months to $827 million are consumer direct loans (up $84 million or 77% to $193 million), with almost half the growth due to home equity loans purchased from Fleet and nearly 10% due to the Key direct installment loan purchases; business lending products (up $80 million or 41% to $277 million), with about $17 million each in purchases from Key and Fleet, nearly $6 million due to expanded floor plan lending to automobile dealers, and $47 million in general purpose borrowing; indirect consumer loans (up $36 million or 23% to $196 million), predominantly reflecting automobile financing through an established dealer network (no loans purchased from Key and Fleet); and consumer mortgages, virtually unchanged from one year earlier at $161 million due to $7.4 million in originations sold service-retained in the secondary market and regular portfolio paydowns.

      Investments (excluding market value adjustment) totaled $593.6 million for the quarter just ended, down $13.0 million (2.1%) from June 30, 1997 attributable to the lack of favorable buying opportunities. Since September 30, 1996, there has been a $1.6 million (less than 1%) investment decline, which was caused largely by called bonds and limited attractive reinvestment opportunities.

      Total average deposits for September 1997 are $224 million (19.2%) higher than average June 1997 deposits due largely to a full month's impact of the Key branches acquired in Mid-1997 and the deposits acquired from the Fleet branches (mid-July) . Primarily reflecting the Fleet and Key Branch acquisitions, total average deposits for September 1997 are up $356.4 million or 34% over the same 1996 period. Excluding the impact of the two acquisitions, total average deposits are up $40 million or 3.9% . Average IPC deposits excluding Key and Fleet are up $31 million or 3.4% due primarily to growth in business and individual CD's less than $100,000.

Asset Quality Trend

      Third quarter 1997 loan loss provision expense rose by $605,000 or 96% over the prior year's level, resulting in a $988,000 or 54% increase in the provision for the first nine months. Year-to-date net charge-offs rose $1.1 million or 113% to $2.1 million, resulting in a net charge-offs to average outstandings ratio of .39% for the period versus .23% in 1996. Consumer installment loans accounted for all but 12% of the change. The loan loss reserve/loans outstandings ratio rose 20 basis points during the quarter to 1.50%, reflecting 125% coverage of the provision over net charge-offs as well as the addition of a $2.5 million valuation allowance resulting from intensive credit review of the loans purchased from Fleet. Nonperforming loans rose $857,000 during the third quarter to $4.362 million, a level $1.150 million or 36% higher than one year ago; about 85% of the latter increase pertains to consumer installment loans with the balance in real estate mortgages.

      Despite some recent softening in the company's asset quality ratios compared to the highly favorable net charge-off experience of 1993-1996 and nonperforming loan levels of 1995, today's loan portfolio credit strength remains better than industry norms; as of June 30, 1997 data, CBSI's nonperforming loans/loans outstanding ratio was in the very strong 21st peer percentile. Combined delinquencies and nonaccruals were 1.72% of total loans at quarter end compared to 1.31% one year earlier and 1.46% at year end, all measures well within the company's internal guideline of 2.0%. In addition, CBSI's present coverage of the loan loss reserve over nonperformers is 2.8 times versus 2.3 times based on peer data as available of June 30, 1997. Lastly, management is confident that an ample portion of the reserve ($2.2 million or 17.5%) is available for absorbing general, unforeseen loan losses after allocation by specific customer and loan type.

Capital and Other Trends

      As of September 30, 1997, the tier I leverage ratio was 5.32% versus 5.65% twelve months earlier. The decrease in the ratio is attributable to intangibles resulting from the Key and Fleet acquisitions partially offset by the impact of the issuance of $30 million in Trust Preferred securities (net of the redemption in early March of the remaining 45,000 shares ($4.5 million) of more expensive cumulative perpetual preferred stock). The decline was also limited by favorable earnings during the last 12 months and scheduled amortization of intangible assets.

      As a result of the aforementioned reasons, the tier I risk-based capital ratio of September 30, 1997 was 8.92%, or 165 basis points lower than it was as of September 30, 1996. This compares to a 6% "well-capitalized " regulatory minimum.

      Book value per share increased 11.4% from September 30, 1996 to $15.16 as of the most recent quarter end, while tangible book value per share fell to $7.15, down 23.3% over the same period due to the added intangibles related to the Key and Fleet acquisitions, net of intangible amortization related to previous acquisitions.

      The bank's liquidity level is very favorable as of September 30, 1997. In the event of a liquidity crisis, more than $251 million (essentially short term assets minus short term liabilities) or 15.8% of assets could be converted into cash within a 30-day time period. Over a 90 day time period, 14.5% of assets could be converted to cash.

      As shown by the statement of cash flows preceding the Management Discussion and Analysis, the bank's cash and cash equivalents increased by $22.6 million during the first nine months to $75.1 million as of September 30, 1997, a level $22.5 million higher than one year earlier. The increase in cash and cash equivalents through nine months of 1997 reflects the excess of deposit growth, issuance of the Trust Preferred securities, and cash provided by operating activities over asset growth (almost 80% of which relates to increased loans).

II.   SUPPLEMENTAL INFORMATION TO EARNINGS PERFORMANCE SUMMARY

      The following sections of this report discuss more fully certain of the balance sheet and earnings trends summarized above.

A. Net Interest Income

      Changes in net interest income reflect changes in both net interest margin and earning asset levels.

      On a tax-equivalent basis, net interest income for third quarter 1997 increased $2.6 million or 18.0% over the same 1996 period to $16.9 million. This reflects a $252.7 million (21.3%) increase in average earning assets with $188.7 million in average loan growth and $64.0 million in average investment growth. The net interest margin was 15 BP lower than for the same 1996 quarter despite a 28.5% reduction in capital market borrowings to $103.6 million. The primary reason for the lower margin was the 13 basis point (BP) higher cost of funds resulting from the aforementioned issuance of the $30 million of 9.75% Trust Preferred stock and a greater mix of and higher overall rates paid on money market and time deposits. A 9 BP increase in earning asset yields offset a portion of the cost of funds increase.

      Compared to second quarter 1997, there was a $2.3 million increase in net interest income. The change is attributable to earning asset growth plus a 19 BP higher net interest margin, which was largely due to a 24 BP lower cost of funds reflecting a portion of borrowings replaced with relatively lower cost acquired deposits.

      The table below shows these underlying dynamics of the change in net interest income.

For the Quarter            Net          Net        Yield on       Cost        Average
Ended:                  Interest      Interest     Earning         of         Earning
(000's)                  Income        Margin       Assets       Funds        Assets
                                       (b)

                      -------------------------------------------------------------------
                                   Amount and Change from Preceding Quarter
                      -------------------------------------------------------------------

September 30, 1996
               Amount       $14,358        4.82%        8.55%        3.78%    $1,185,913
               Change          $659       -0.08%        0.04%        0.14%          5.5%

December 31, 1996
               Amount       $14,351        4.70%        8.55%        3.91%    $1,214,708
               Change          ($7)       -0.12%        0.00%        0.13%          2.4%

March 31, 1997
               Amount       $14,474        4.62%        8.67%        4.11%    $1,269,910
               Change          $123       -0.08%        0.12%        0.20%          4.5%

June 30, 1997
               Amount       $14,674        4.48%        8.59%        4.16%    $1,314,305
               Change          $200       -0.14%       -0.08%        0.05%          3.5%

September 30, 1997
               Amount       $16,940        4.67%        8.64%        3.91%    $1,438,593
               Change        $2,266        0.19%        0.05%       -0.24%          9.5%

Change from
September 30, 1996 to
September 30, 1997
               Amount        $2,582       -0.15%        0.09%        0.13%      $252,681
             % Change         18.0%          ---          ---          ---         21.3%

YTD September 30,
                 1996       $41,381        4.91%        8.56%        3.64%    $1,124,873
                 1997       $46,087        4.59%        8.63%        4.04%    $1,341,554
             $ Change        $4,706          ---          ---          ---      $216,681
             % Change         11.4%       -0.32%        0.08%        0.40%         19.3%

Note:  (a)  All net interest income, margin, and earning asset yield figures are full-tax equivalent.
       (b) Interest expense divided by total average deposits and borrowed funds.

 * May not foot due to rounding

      Despite the high proportion (85th peer percentile) of the bank's assets being in investments (whose yields are relatively low compared to loans), and a greater funding cost (71st peer percentile) caused in part by interest on CBSI's Trust Preferred stock issued in January 1997, the net interest margin is still at the peer norm, being in the 52nd peer percentile as of June 30, 1997. This is attributable to high earning asset yields being in the favorable 70th percentile. Again, the margin has increased since the end of June (comparative date) by 19 BP and should now look even more favorable in peer comparisons..

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

For the Quarter            Market         Market         Market          # of             Cash           Share
Ended:                     Price          Price          Price           Shares          Dividend        Volume
                           High           Low           Close         Outstanding       Declared        Traded

                      ----------------------------------------------------------------------------------------------
                    Amount and Change from Preceding Quarter
                      ----------------------------------------------------------------------------------------------

September 30, 1996
               Amount         $17.75         $17.00         $17.13         7,450,406          $0.18         445,958
               Change           9.2%          10.6%          10.0%              1.2%           9.1%           -0.3%

December 31, 1996
               Amount         $20.13         $17.00         $19.63         7,474,406          $0.18         624,249
               Change          13.4%           0.0%          14.6%              0.3%           0.0%           40.0%

March 31, 1997
               Amount         $24.25         $19.25         $23.50         7,518,262          $0.18         652,661
               Change          20.5%          13.2%          19.7%              0.6%           0.0%            4.6%

June 30, 1997
               Amount         $29.00         $23.00         $28.25         7,536,462          $0.18         712,647
               Change          19.6%          19.5%          20.2%              0.2%           0.0%            9.2%

September 30, 1997
               Amount         $29.75         $26.25         $29.00         7,549,462          $0.20         588,796
               Change           2.6%          14.1%           2.7%              0.2%          11.1%          -17.4%

Change from
September 30, 1996 to
September 30, 1997
               Amount         $12.00          $9.25         $11.88            99,056          $0.02         142,838
             % Change          67.6%          54.4%          69.3%              1.3%          11.1%           32.0%

      CBSI's stock closed third quarter 1997 at $29.00, up 69.3% from one year earlier when it closed at $17.13. The volume of shares traded at 588,796 was 32.0% more than during second quarter 1996, due largely to NASDAQ's standard practice of not adjusting the historical volume of shares traded in the event of a stock split.

      The cash dividend shown above reflects a 2 cent (11.1%) per share increase in the quarterly dividend per common share that was effective in third quarter 1997. This most recent increase was the seventh dividend increase within six years. The 1997 common dividend payout of 36.5% has increased slightly (with higher earnings) from the same 1996 period and remains within the company's targeted 30-40% guideline.

C.   Loans

      Loans outstanding, net of unearned discount, reached a record $826.9 million as of September 30, 1997, a very favorable $ 200.2 million (31.9%) growth in the last twelve months of which $90.1 million were acquired from Key and Fleet. The $91.0 million in quarterly growth from the end of the second quarter to the end of the third quarter ($65.2 million resulting from the loans acquired from the former Fleet branches) represents the 21st consecutive quarter that outstandings have increased. As shown in the table below, CBNA is still predominantly a retail bank, with 66.6% of its outstandings spread across three basic consumer loan types.


For the Quarter          Consumer      Consumer     Consumer     Business      Total       Yield on
Ended:                    Direct       Indirect    Mortgages     Lending       Loans        Loans
(000's)
                       -------------------------------------------------------------------------------
                             Amount and Change from Preceding Quarter           Quarterly Average
                       -------------------------------------------------------------------------------

September 30, 1996
                Amount      $109,137     $159,996     $161,388     $196,171     $626,693        9.36%
                Change          3.1%         7.2%         3.7%         3.9%         4.5%       (0.08)

December 31, 1996
                Amount      $122,087     $167,629     $151,691     $211,068     $652,474        9.46%
                Change         11.9%         4.8%        -6.0%         7.6%         4.1%         0.10

March 31, 1997
                Amount      $125,219     $177,051     $153,512     $218,396     $674,178        9.67%
                Change          2.6%         5.6%         1.2%         3.5%         3.3%         0.20

June 30, 1997
                Amount      $140,951     $189,828     $156,561     $248,538     $735,877        9.40%
                Change         12.6%         7.2%         2.0%        13.8%         9.2%       (0.27)

September 30, 1997
                Amount      $193,119     $196,296     $160,929     $276,561     $826,905        9.52%
                Change         37.0%         3.4%         2.8%        11.3%        12.4%         0.12

Change from
September 30, 1996 to
September 30, 1997
                Amount       $83,981      $36,299       ($458)      $80,390     $200,212        0.17%
                Change         76.9%        22.7%        -0.3%        41.0%        31.9%          N/A

Loan mix
September 30, 1996 to          17.4%        25.5%        25.8%        31.3%       100.0%
September 30, 1997             23.4%        23.7%        19.5%        33.4%       100.0%
                Change          5.9%        -1.8%        -6.3%         2.1%        ---

 * May not foot due to rounding

      More than 42% or $84.0 million of the bank's growth in the last twelve months came from consumer direct loans, of which $55.3 million resulted from acquired loans. In addition, the increase reflects a change in late October 1996 to reporting fixed rate Home Equities in Consumer Direct Loans (recognizing them as a substitute for conventional installment borrowing) instead of Consumer Mortgages. This reclassification accounts for the decline in consumer mortgages
- no mortgages were acquired.

      More than 40% of the bank's loan growth in the last twelve months came from the generally prime-based business lending portfolio, which increased $80.4 million or 41.0%, reflecting strong business development efforts and the contribution of the acquired branches, amounting to $34.8 million in commercial loans at quarter end. Even without the former Key and Fleet loans, business lending would have increased 23.2%.

      Almost 18% of the bank's loan growth in the last twelve months came from the indirect lending portfolio (applications taken at dealer locations - none of which came from the former Key or Fleet branches), which grew 22.7%. This reflects good automobile demand industry-wide, as well as continued greater emphasis on this product line in the bank's Southern Region.

      Due in part to a 25 BP increase in the average prime rate and higher yielding acquired Fleet loans, the average loan yield for the quarter just ended is 17 BP higher than a year ago.

D.  Asset Quality

      The following table reflects the detail of non-performing and restructured loan levels. The ratio of non-performing assets to total assets was .33% as of September 30, 1997, up 4 basis points from a year ago. OREO for all periods is recorded at the lower of cost or market less estimated cost to sell. The ratio of nonperforming assets to loans plus OREO at .63% remains better than the company's internal goal of less than .75%. Nonaccruing loans fell $133,000 or 6.5% as a result of a drop in commercial loan non-accruals, which was almost matched by higher commercial loan delinquencies. The balance of the change in loans delinquent 90 days or more reflects softening in consumer installment loans.

      The ratio of non performing consumer loans to consumer loans outstanding increased 23 BP over the last 12 months to .48% at September 30, 1997. The same ratio for time and demand loans fell 25 BPs to .62% and for mortgages increased 1 BP to .47%.

(000's or % Ratios)              September 30,  June 30,   March 31,   December 31,   September 30,  September 30, 1997 - 1996
                                       1997       1997        1997        1996            1996         $ Chg           % Chg
Loans accounted for on a             $1,903     $2,122      $2,253      $2,023          $2,036        ($133)           -6.5%
     non-accrual basis
Accruing loans which are
     contractually past due
     90 days or more as to
     principal and interest
     payments                        $2,459     $1,383      $1,043        $823          $1,176         $1,283          109.1%
                                    -------    -------     -------       -----         -------
Total Non-Performing Loans           $4,362     $3,505      $3,296      $2,846          $3,212        $1,150           35.8%
Loans which are "troubled
     debt restructurings" as
     defined in Statement of
     Financial Accounting
     Standards No. 15
     "Accounting by Debtors
     and Creditors for
     Troubled Debt
     Restructurings"                     $0         $0         $53         $32              $0            $0            0.0%
Other Real Estate (OREO)               $872       $745        $726        $746            $693           $179           25.8%
                                      -----      -----       -----       -----           -----

Total Non-Performing Assets          $5,234     $4,250      $4,075      $3,624          $3,905        $1,329           34.0%
Total Non-Performing Assets/          0.33%      0.29%       0.29%       0.27%           0.29%           ---           0.04%
    Total Assets

Total Non-Performing Assets/
Total Loans & OREO                    0.63%      0.58%       0.60%       0.55%           0.62%           ---           0.01%

Total Non-Performing Loans/
Total Loans                           0.53%      0.48%       0.49%       0.44%           0.51%           ---           0.01%
                                 ----------------------------------------------------------------------------------------------

Loan Loss Allowance                 $12,368     $9,599      $8,400      $8,128          $7,806        $4,563           58.5%

Loan Loss Allowance/
Total Loans                           1.50%      1.30%       1.25%       1.25%           1.25%           ---           0.25%

Loan Loss Allowance/
Non-Performing Assets                  236%       226%        206%        224%            200%           ---             36%
                                 ----------------------------------------------------------------------------------------------

Loan Loss Provision
                            -YTD     $2,815     $1,580        $730      $2,897          $1,827          $988           54.1%
                      -Qtr Ended     $1,235       $850        $730      $1,070            $630          $605           96.0%

Loan Loss Provision/
Average Loans
                            -YTD      0.52%      0.47%       0.45%       0.48%           0.41%           ---           0.11%
                      -Qtr Ended      0.61%      0.49%       0.45%       0.67%           0.41%           ---           0.20%

 * May not foot due to rounding

      Loans 30 days or more past due plus nonaccruing loans have increased $6 million or 72.4% during the last year, largely due to an increase in delinquent installment loans. A good portion of this latter increase relates to two problems (one lender and one dealer relationship), both which have been resolved. The balance of the consumer increase reflects a generalized trend. The rise in commercial loan delinquency is in the 30-89 day category.


For the Quarter
Ended:
(000's)

Loans Delinquent
30 days or more
incl. Non-Accruals

                                September 30,   June 30,   March 31,     December 31,    September 30,    September 30, 1997 - 1996
                                         1997       1997        1997             1996             1996        $ Chg           % Chg
Time & Demand                          $3,917     $3,172      $3,080           $2,539           $2,371       $1,546           65.2%
Installment (Gross)                    $7,780     $5,196      $4,193           $5,177           $3,881       $3,899          100.5%
Real Estate Mortgages                  $2,621     $2,104      $2,128           $1,889           $2,051         $570           27.8%
                             -------------------------------------------------------------------------------------------------------
Total Delinquencies                   $14,318    $10,472      $9,401           $9,605           $8,303       $6,015           72.4%

Time & Demand                           1.38%      1.24%       1.37%            1.17%            1.17%          ---           0.21%
Installment (Gross)                     2.44%      1.86%       1.65%            2.12%            1.64%          ---           0.80%
Real Estate Mortgages                   1.16%      1.03%       1.06%            0.96%            1.05%          ---           0.11%
                             -------------------------------------------------------------------------------------------------------
Total Delinquencies                     1.72%      1.42%       1.38%            1.46%            1.31%          ---           0.41%

      The table below reflects quarterly and year-to-date charge-off and recovery trends. As previously discussed, year-to-date net charge-offs rose $1,100,000 or 112.1% to $2.1 million, resulting in a net charge-offs to average outstandings ratio of .39% for the period versus .23% in 1996. Consumer installment loans accounted for all but $135,000 or 12% of the change. As shown in the table on the previous page, the loan loss reserve/loans outstandings ratio rose 25 basis points during the last 12 months to 1.50%, reflecting 133% coverage of the provision over net charge-offs as well as the addition of a total $3.5 million valuation allowance resulting from intensive credit review of the loans purchased from Key and Fleet.

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

                             ----------------------------------------------------------------------------------------------------
                                                          Amount and Change from Preceding Quarter
                             ----------------------------------------------------------------------------------------------------

September 30, 1996
                      Amount         $486         $193         $293           0.32%         43.6%            0.19%          215%
                      Change        ($14)          $19        ($33)          -0.03%          3.9%           -0.03%           28%

December 31, 1996
                      Amount         $907         $160         $747           0.56%         36.2%            0.46%          143%
                      Change         $421        ($33)         $454           0.25%         -7.4%            0.27%          -72%

March 31, 1997
                      Amount         $649         $192         $457           0.40%         31.6%            0.28%          160%
                      Change       ($258)          $32       ($290)          -0.17%         -4.6%           -0.18%           16%

June 30, 1997
                      Amount         $832         $154         $678           0.48%         25.1%            0.39%          125%
                      Change         $184        ($38)         $221           0.08%         -6.5%            0.11%          -34%

September 30, 1997
                      Amount       $1,173         $187         $986           0.58%         30.2%            0.49%          125%
                      Change         $341          $33         $308           0.10%          5.1%            0.10%            0%

Change from
September 30, 1996 to
September 30, 1997
                      Amount         $687         ($6)         $693             ---           ---              ---           ---
                    % Change       141.5%        -2.9%       236.3%           0.27%        -13.4%            0.30%          -90%

YTD September 30, 1997
                        1996       $1,551         $553         $998           0.35%         42.1%            0.23%          183%
                        1997       $2,654         $532       $2,122           0.49%         29.0%            0.39%          133%
                    $ Change       $1,103        ($21)       $1,125             ---           ---              ---           ---
                    % Change        71.1%        -3.8%       112.7%           0.14%        -13.1%            0.17%          -50%

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

                   --------------------------------------------------------------------------------
                                               Amount and Average Rate
                   --------------------------------------------------------------------------------
September 30, 1996
            Amount     $144,692      $341,349      $67,941     $472,739    $1,026,721        86.6%
      Yield / Rate         ----         2.44%        2.48%        5.46%         3.49%

 December 31, 1996
            Amount     $146,338      $329,640      $59,907     $491,323    $1,027,208        84.6%
      Yield / Rate         ----         2.43%        2.49%        5.54%         3.58%

    March 31, 1997
            Amount     $141,725      $325,911      $58,503     $512,295    $1,038,433        81.8%
      Yield / Rate         ----         2.45%        2.50%        5.57%         3.66%

     June 30, 1997
            Amount     $148,513      $333,356      $62,720     $560,335    $1,104,925        84.1%
      Yield / Rate         ----         2.44%        2.57%        5.60%         3.72%

September 30, 1997
            Amount     $193,467      $401,450      $93,663     $666,045    $1,354,624        94.2%
      Yield / Rate         ----         2.41%        2.86%        5.61%         3.67%

Change in quarterly average
outstandings & yield / rate
September 30, 1996 to
September 30, 1997
            Amount      $48,775       $60,100      $25,722     $193,305      $327,903         7.6%
          % Change        33.7%         17.6%        37.9%        40.9%         31.9%         8.8%
    Change (% pts)         ----         -0.04         0.39         0.15          0.18

Deposit Mix
September 30, 1996 to                  14.1%         33.2%         6.6%        46.0%        100.0%
September 30, 1997                     14.3%         29.6%         6.9%        49.2%        100.0%
            Change         0.2%        -3.6%          0.3%         3.1%         ----

 * May not foot due to rounding

      Average deposits increased $327.9 million or 31.9% for the 1997 quarter just ended compared to the same 1996 quarter. At purchase date, acquired Key deposits totaled $149.9 million, while Fleet deposits totaled $159.1 million. Deposits were acquired in all major categories. Forty-five percent of the Key and Fleet deposits were classified as CDs (including IRAs), slightly less than the core bank mix.

      Due largely to the overall growing mix of higher cost time deposits (upon which the rate is also increasing) and an average Fed Funds rate moving up 26 BP's from third quarter 1996 to third quarter 1997 (which influences certain deposit pricing), the average total deposit rate moved up 18 BP's.

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

                              --------------------------------------------------------------------------------
                                                          Amount and Average Yield / Rate
                              --------------------------------------------------------------------------------


September 30, 1996
            Amount            $611,922      $573,991    $900,950   $125,771          $144,987  $1,027,016
      Yield / Rate               9.36%         7.48%       3.54%      3.14%             5.83%       4.31%

 December 31, 1996
            Amount            $639,764      $574,944    $903,111   $124,097          $168,011  $1,048,880
      Yield / Rate               9.46%         7.50%       3.62%      3.26%             5.94%       4.45%

    March 31, 1997
            Amount            $661,724      $608,187    $902,103   $136,330          $213,961  $1,110,670
      Yield / Rate               9.67%         7.37%       3.72%      3.25%             6.28%       4.63%

     June 30, 1997
            Amount            $697,918      $616,387    $939,626   $165,299          $194,665  $1,151,076
      Yield / Rate               9.40%         7.59%       3.70%      3.86%             6.63%       4.69%

September 30, 1997
            Amount            $800,598      $637,996  $1,173,670   $180,954          $103,596  $1,264,753
      Yield / Rate               9.52%         7.33%       3.67%      3.63%             7.13%       4.51%

Change in quarterly average
outstandings & yield / rate
from September 30, 1996 to
September 30, 1997
            Amount            $188,676       $64,004    $272,720    $55,183         ($41,391)    $237,737
          % Change               30.8%         11.2%       30.3%      43.9%            -28.5%       23.1%
     Change (%pts)                0.17         -0.16        0.14       0.49              1.30        0.20

Note   (a) Yield on  average  investments  (including  Federal  Funds  sold)
           calculated on a full-tax equivalent basis, excluding the impact of bond discount accretion on called bonds of $126,000 and $320,000 in 2nd and 3rd quarter 1997, respectively, and a $302 one-time adjustment in 3rd quarter 1996.

       (b) Defined as total deposits minus municipal deposits; includes CDs > $100,000 for individuals and businesses.

 * May not foot due to rounding

      Borrowings for third quarter 1997 averaged $104.0 million compared to $145.0 million for third quarter 1996. The decrease resulted from the acquired deposits utilized to pay down a portion of short-term borrowings, partially offset by the issuance of $30 million in Trust Preferred securities. Average loans grew $188.7 million (30.8%) in the past twelve months while average investments grew $64.0 million (11.2%).

G. Investments and Asset/Liability Management

      The investment portfolio at quarter end comprised 42.0% of earning assets, down from 48.7% on September 30, 1996, primarily because of the planned faster growth of the loan portfolio versus the investment portfolio (in part due to loans acquired in the acquisitions).

      As shown by the table below, the bank's investments consist primarily of U.S. Treasury securities, mortgage-backed securities (including U.S. agencies and collateralized mortgage obligations), and tax-exempt obligations of state and political subdivisions.

For the Quarter                U.S.       Mtg-Backs     Tax      Other       Market        Total       Invests /
Ended:                        Gov'ts         (a)      Exempts     (b)        Value      Investments     Earning
(000's)                                                                    Adjustment                    Assets
                                                                                                           at
                                                                                                       Period End
                          ------------------------------------------------------------------------------------------
                    Amount and Change from Preceding Quarter
                          ------------------------------------------------------------------------------------------
September 30, 1996
                   Amount       $299,909    $257,234   $19,379    $18,704         $331      $595,556          48.7%
                   Change          -2.8%       12.4%     25.0%     -12.9%       208.5%          3.7%          (0.2)

December 31, 1996
                   Amount       $287,949    $249,071   $18,233    $21,717       $1,614      $578,584          47.0%
                   Change          -4.0%       -3.2%     -5.9%      16.1%       388.1%         -2.8%          (1.7)

March 31, 1997
                   Amount       $325,174    $242,825   $12,545    $28,887       ($269)      $609,162          47.5%
                   Change          12.9%       -2.5%    -31.2%      33.0%      -116.7%          5.3%            0.5

June 30, 1997
                   Amount       $322,361    $239,295   $16,054    $28,904       $3,001      $609,615          45.3%
                   Change          -0.9%       -1.5%     28.0%       0.1%     -1213.7%          0.1%          (2.2)

September 30, 1997
                   Amount       $280,763    $262,248   $18,652    $31,959       $4,540      $598,162          42.0%
                   Change         -12.9%        9.6%     16.2%      10.6%        51.3%         -1.9%          (3.3)

Change from
September 30, 1996 to
September 30, 1997
                   Amount      ($19,146)      $5,014    ($727)    $13,256       $4,209        $2,606          -6.8%
                   Change          -6.4%        1.9%     -3.8%      70.9%      1272.6%          0.4%            ---

Investment Mix
September 30, 1996 to              50.4%       43.2%      3.3%       3.1%         0.1%        100.0%
September 30, 1997                 46.9%       43.8%      3.1%       5.3%         0.8%        100.0%
                   Change          -3.4%        0.7%     -0.1%       2.2%         0.7%           ---


      Note:(a) Includes CMO's and pass throughs
           (b) Includes Money Market Investments, Federal Home Loan Bank, and other stock

* May not foot due to rounding

      The average fully taxable equivalent yield in the last year (as shown in the table in section F) has decreased 15 BP to 7.33% on average for third quarter 1997 versus 7.48% for third quarter 1996; these yields exclude the impact of two Federal Home Loan Bank dividends recognized in the third quarter of 1996 (reflecting a change to accrual matching of the dividend to the period in which it is earned) and $321,000 in third quarter 1997 bond discount accretion adjustments on $29.5 million in called bonds. The downward trend in yield reflects the impact of a flat Treasury yield curve offering less attractive reinvestment opportunities.

      The portfolio market value increased from 100.6% of book value one year ago to 102.2% of book value as of September 30, 1997. The average life of the portfolio decreased from 4.8 years on September 30, 1996 to 3.4 years on September 30, 1997. This decrease was due to the sale of approximately $22 million in variable rate, long-term securities.

      As of the most recent quarter end, 50.1% of the investment portfolio was classified as available-for-sale (AFS) in accordance with SFAS No. 115, with the remainder (49.9%) as held-to-maturity. The pretax market value adjustment of the AFS portfolio was a favorable $4.2 million as compared to $647,000 a year earlier.

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

Item 5.   Other Information.
      Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

      a)    Exhibits required by Item 601 of Regulation S-K:

                            (11) Statement re Computation of earnings per share

           (21) Subsidiaries of the registrant
           - Community Bank, National Association, State of New York
           - Community Financial Services, Inc., State of New York
           - Community Capital Trust I, State of Delaware
           - Benefit Plans Administrative Services, Inc., State of New York

      b)   Reports on Form 8-K:

           - Filed on August 5, 1997.
           Item 5. Other Events. News release dated August 4, 1997 announcing the purchase of 20 branch offices in two separate transactions. Eight
           (8) branch offices purchased from Key Bank, N.A. (New York) on June 16, 1997 and twelve (12) branch offices purchased from Fleet Bank on July 18, 1997.

           - Filed on August 22, 1997.
           Item 5. Other Events. News release dated August 21, 1997 announcing the declaration of quarterly dividend to shareholders of $.20 per share on its common stock, an increase of $.02 per share per quarter.

                                   SIGNATURES


      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Community Bank System, Inc.



Date:  November 10, 1997                                   /s/ Sanford A. Belden
                            ----------------------------------------------------
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer



Date:  November 10, 1997                                    /s/ David G. Wallace
                            ----------------------------------------------------
                                         David G. Wallace, Senior Vice President
                                                         Chief Financial Officer