Form 10-K
period 1997-12-31
COMMUNITY BANK SYSTEM INC
filed 1998-03-31
CIK 723188

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 0-11716


                                [GRAPHIC OMITTED]

                           COMMUNITY BANK SYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          16-1213679
----------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)

 5790 Widewaters Parkway, DeWitt, New York                        13214-1883
------------------------------------------                        ----------
  (Address of principal executive offices)                        (Zip Code)

                                  (315)445-2282
               --------------------------------------------------
               Registrant's telephone number, including area code

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

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     $260,321,578 based upon average selling price of $34.25 and 7,600,630 shares on March 2, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          7,600,630 shares Common Stock No Par Value at March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

     1. Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 13, 1998 . . . Part III

                            Exhibit index on page 56

================================================================================

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
Item    1.  Business ......................................................   1

Item    2.  Properties ....................................................   6

Item    3.  Legal Proceedings .............................................   6

Item    4.  Submission of Matters to a Vote of Security Holders ...........   6

Item   4A.  Executive Officers of the Registrant ..........................   7


PART II

Item    5.  Market for Registrant's Common Equity
              and Related Shareholder Matters .............................   8

Item    6.  Selected Financial Data .......................................   8

Item    7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................  10

Item    8.  Financial Statements and Supplementary Data:
              Community Bank System, Inc. and Subsidiaries:
                Consolidated Statements of Financial Condition ............  34
                Consolidated Statements of Income .........................  35
                Consolidated Statements of Changes in Shareholders'
                  Equity ..................................................  36
                Consolidated Statements of Cash Flows .....................  37
                Notes to Consolidated Financial Statements ................  38
                Independent Auditor's Report ..............................  54
            Two Year Selected Quarterly Data, 1997 and 1996 ...............  55

Item    9.  Changes in Disagreements and with Accounting and
              Financial Disclosure ........................................  56


PART III

Item   10.  Directors and Executive Officers of the Registrant ............  56

Item   11.  Executive Compensation ........................................  56

Item   12.  Security Ownership of Certain Beneficial Owners
              and Management ..............................................  56

Item   13.  Certain Relationships and Related Transactions ................  56


PART IV

Item   14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K .....................................  56
Signatures ................................................................  58

Exhibit 11   Earnings per Share Computation ...............................   A

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Community Bank System, Inc. ("Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214 and its telephone number is
(315) 445-2282. The Company became a bank holding company in 1984 with the acquisition of The St. Lawrence National Bank ("St. Lawrence Bank") on February 3, 1984 and the First National Bank of Ovid (renamed Horizon Bank, N.A. or "Horizon Bank") on March 2, 1984. Also in 1984 the Company obtained a national bank charter for its third wholly-owned subsidiary bank, The Exchange National Bank ("Exchange Bank"), and on July 1, 1984 Exchange Bank acquired the deposits and certain of the assets of three branches of the Bank of New York located in Southwestern New York. On September 30, 1987, the Company acquired The Nichols National Bank ("Nichols Bank") located in Nichols, New York. On September 30, 1988, the Company acquired ComuniCorp, Inc., a one-bank holding company located in Addison, New York, the parent company to Community National Bank ("Community Bank").

On March 26, 1990, Community Bank opened the Corning Market Street branch from the Company's acquisition of deposits and certain assets from Key Bank of Central New York. On January 1, 1992, the Company's five banking affiliates consolidated into a single, wholly-owned national banking subsidiary, known as Community Bank, N.A. ("Bank"). On March 31, 1993, the Bank's marketing representative office in Ottawa, Canada was closed. On June 3, 1994, the Company acquired three branch offices in Canandaigua, Corning and Wellsville, New York from the Resolution Trust Corporation. On October 28, 1994, the Company acquired the Cato, New York branch of The Chase Manhattan Bank, N.A. On July 14, 1995, the Company acquired 15 branch offices from The Chase Manhattan Bank, N.A. located in Norwich, Watertown (two), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two), and Penn Yan, New York ("Chase Branches"). On December 15, 1995, the Company sold three of the former Chase Branches, located in Norwich, New Hartford, and Utica, to NBT Bank, N.A. On June 16, 1997 the Company acquired eight branches from Key Bank of New York located in Alfred, Cassadaga, Clymer, Cuba, Gowanda, Ripley, Sherman, and Wellsville in Southwestern New York State. On July 18, 1997 the Company acquired 12 branches from Fleet Bank located in Old Forge, Boonville, Ogdensburg, St. Regis Falls, Gateway Plaza, Watertown (2), Clayton, Lowville, Massena (2), and Gouverneur in Northern and Central New York State. Five of the former Fleet offices or existing Bank offices in Watertown (2), Ogdensburg, Gouverneur, and Massena have since been combined.

The Company had a wholly-owned data processing subsidiary, Northeastern Computer Services, Inc. ("Northeastern"). Northeastern was acquired by the Company from The St. Lawrence Bank on May 31, 1984 pursuant to a corporate reorganization. Northeastern had previously been a wholly-owned subsidiary of The St. Lawrence Bank and was the survivor of a merger with Lawban Computer Systems, Inc., another wholly-owned subsidiary of the St. Lawrence Bank. Northeastern's office was located at 6464 Ridings Road, Syracuse, New York. In December 1991, the Company entered into a five year agreement with Mellon Bank, N.A. ("Mellon") to provide data processing services (the agreement has since been renewed with the subsequent acquiror of Mellon's data services, Fiserv, Inc., for a term ending December 31, 2002). On June 30, 1992, Northeastern ceased operations. On January 17, 1997 all the outstanding shares of common stock of Northeastern were transferred from the Company to Community Bank, N.A. On that date, Northeastern became a wholly-owned subsidiary of the Bank and changed its name to CBNA Treasury Management Corporation ("CBTM"). CBTM is now utilized by the Bank to manage its Treasury function, including asset/liability, investment portfolio, and liquidity management.

The Company also had a wholly-owned mortgage banking subsidiary, Community Financial Services, Inc. (CFSI), which was established in June 1986; it commenced operation in January 1987. In July 1988, CFSI purchased Salt City Mortgage Corp., a Syracuse-based mortgage broker. CFSI was dissolved in 1990.

In July 1996, the Company purchased Benefit Plans Administrators of Utica, New York, a pension administration and consulting firm serving sponsors of defined benefit and defined contribution plans.

On February 3, 1997, the Company formed a subsidiary business trust, Community Capital Trust I, for the purpose of issuing preferred securities which qualify as Tier 1 capital. Concurrent with its formation, the trust issued $30,000,000 of 9.75% preferred securities in an exempt offering maturing in year 2027 and guaranteed by the Company. The entire net proceeds to the trust from the offering were invested in junior subordinated obligations of the Company.

The Company provides banking services through its two regional offices at 45-49 Court Street, Canton, New York and 201 North Union Street, Olean, New York, as well as through 65 customer facilities in the eighteen counties of St. Lawrence,

Jefferson, Lewis, Oneida, Cayuga, Seneca, Ontario, Oswego, Wayne, Yates, Allegany, Cattaraugus, Tioga, Steuben, Chautauqua, Franklin, Herkimer, and Onondaga. The administrative office is located at 5790 Widewaters Parkway, DeWitt, New York, in Onondaga County.

The Bank is a community retail bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank's branches are generally located in small towns and villages within its geographic market areas. The Company believes that the local character of business, knowledge of the customer and customer needs, and comprehensive retail and small business products, together with rapid decision-making at the branch and regional level, enable the Bank to compete effectively. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York ("FHLB"), and its deposits are insured by the FDIC up to applicable limits.

BANKING SERVICES

The Bank offers a range of commercial and retail banking services in each of its market areas to business, individual, agricultural and government customers.

ACCOUNT SERVICES. The Bank's account services include checking accounts, negotiable orders of withdrawal ("NOW"), money market accounts, savings accounts, time deposit accounts, and individual retirement accounts.

LENDING ACTIVITIES. The Bank's lending activities include the making of residential and farm loans, business lines of credit, working capital facilities, inventory and dealer floor plans, as well as installment, commercial, term and student loans.

The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. About 66% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. In addition, the typical loan to the Company's commercial business borrowers is under $65,000, with only 30% of the commercial portfolio being in loans in excess of $500,000.

OTHER SERVICES. The Bank offers a range of trust services, including personal trust, employee benefit trust, investment management, financial planning and custodial services. In addition, through an affiliation with Prime Vest, Inc., the Bank offers nonbank financial products including fixed- and variable-rate annuities, mutual funds, and stock investments. The Bank also offers safe deposit boxes, travelers checks, money orders, wire transfers, collections, foreign exchange, drive-in facilities, automatic teller machines (ATMs), and twenty-four hour depositories. Through an accounts receivable management program, the Bank provides a service to qualifying businesses by purchasing accounts receivable on a discounted basis. Customers of the Bank also receive pension administration and consulting service pertaining to their defined benefit and defined contribution plans from CBSI's nonbank subsidiary, Benefit Plans Administrative Services, Inc. (BPA); BPA also provides services to nonbank customers.

COMPETITION

The Company, through the Bank, competes in three distinct banking markets in the Northern ("Northern Market"), Finger Lakes ("Finger Lakes Market"), and Southern Tier ("Southern Tier Market") regions of New York State. The Bank considers its primary market areas in these regions to be the counties in which it has banking facilities. Major competitors in these markets primarily include local branches of banks based in Boston, Massachusetts, Albany or Buffalo, New York, and Cleveland, Ohio, as well as local independent banking and thrift institutions and federal credit unions. Other competitors for deposits and loans within the Bank's market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers. Lastly, personal and corporate trust and investment counseling services in competition with the Bank are offered by insurance companies, investment counseling firms and other financial service firms, and individuals.

NORTHERN MARKET. Branches in the Northern Market compete for loans and deposits in the six county primary market area of St. Lawrence, Jefferson, Lewis, Franklin, Herkimer, and Oneida Counties in Northern New York State. Within this market area, the Bank maintains a market share(1) of 29.0% including commercial banks, credit unions, savings and loan associations and savings banks. The Bank operates 29 customer facilities in this market and is ranked either first or second in market share in 17 of the 20 towns where these offices are located.

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

SOUTHERN TIER MARKET. The Bank's Southern Tier Market consists of two sub-markets, the Olean submarket and the Corning submarket.

OLEAN SUBMARKET. The Olean Submarket competes for loans and deposits in the primary market area of Cattaraugus, Chautaugua, and Allegany Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of approximately 13.7% including commercial banks, credit unions, savings and loan associations and savings banks. The Olean Submarket operates 14 office locations, and the Bank is ranked either first or second in market share in all 11 towns where these offices are located.

CORNING SUBMARKET. The Corning Submarket competes for loans and deposits in the primary market area of Steuben, Yates and Tioga Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of approximately 10.1% including commercial banks, credit unions, savings and loan associations and savings banks. The Corning Submarket operates ten office locations, and the Bank is ranked either first or second in market share in eight of the nine towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chemung and Schuyler Counties in New York State, and Tioga County in Pennsylvania.

(1) Deposit market share data as of June 30, 1997, as calculated by Sheshunoff Information Services, Inc. The number of facilities also includes two de novo offices opened in 1998 for which deposit market share is de minimus.

EMPLOYEES

As of December 31, 1997, the Bank employed 726 full-time equivalent employees versus 578 at year-end 1996. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

The Riegal-Neal Interstate Banking and Efficiency Act of 1994 (enacted on September 29, 1994) provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies are eliminated effective September 29, 1995. The law also permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Company anticipates that the effect of the new law may be to increase competition within the markets where the Company operates, although the Company cannot predict the effect to which competition will increase in such markets or the timing of such increase.

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

LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1997, the Bank had $21.2 million in undivided profits legally available for the payment of dividends.

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

CAPITAL REQUIREMENTS

The Federal Reserve Board has established risk-based capital guidelines which are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 1997 were 9.30% and 10.55%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 1997 was 5.67%, which exceeded its regulatory requirement of 4.00%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.

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

                                     Well Capitalized     Adequately Capitalized
                                     ----------------     ----------------------

  Total Risk-Based Capital Ratio          10%                        8%
  Tier I Risk-Based Capital Ratio          6%                        4%
  Tier I Leverage Ratio                    5%                        4%

If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 1997, the Bank's total risk-based capital ratio and Tier I risk-based capital ratio were 10.55% and 9.30%, respectively, and its Tier I leverage ratio as of such date was 5.67%. Notwithstanding the foregoing, if its principal federal regulator determines that an "adequately capitalized" institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan; restrict its asset growth; and prohibit branching, new acquisitions, and new lines of business. Among other things, an institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings, or liquidity in its most recent examination.

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

In addition, FDICIA requires regulators to impose new noncapital measures of bank safety, such as loan underwriting standards and minimum earnings levels. Regulators are also required to perform annual on-site bank examinations, place limits on real estate lending by banks and tighten auditing requirements.

Many of the provisions of FDICIA will be implemented through the adoption of regulations by the various federal banking agencies. Although the precise effect of the legislation on the Company and the Bank therefore cannot be assessed at this time, the Company does not anticipate that such regulations will materially affect its operating results, financial condition, or liquidity.

ITEM 2.  PROPERTIES

The Company leases its administrative offices at 5790 Widewaters Parkway, DeWitt, New York. The Bank owns its regional offices in Olean, New York and Canton, New York. Of the Bank's remaining 65 customer facilities, 42 are owned by the Bank, and 23 are located on long-term leased premises.

Real property and related banking facilities owned by the Company at December 31, 1997 had a net book value of $15.6 million and none of the properties was subject to any encumbrances. For the year ended December 31, 1997, rental fees of $821,000 were paid on facilities leased by the Company for its operations.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the principal executive officers of the Company and the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.

    NAME AND AGE                POSITION
    ------------                --------
    Sanford A. Belden           President and Chief Executive Officer of
    Age 55                      the Company and the Bank

    James A. Wears              Regional President, Northern Region
    Age 48                      of the Bank

    Michael A. Patton           Regional President, Southern Region
    Age 52                      of the Bank

    David G. Wallace            Treasurer of the Company and Senior Vice
    Age 53                      President and Chief Financial Officer of
                                the Bank

SANFORD A. BELDEN (Director; President and Chief Executive Officer of the Company and the Bank). Mr. Belden has been President and Chief Executive Officer of the Company and the Bank since October 1, 1992. Mr. Belden was formerly Manager, Eastern Region, Rabobank Nederland, New York, New York from 1990 to 1992 and prior thereto served as President, Community Banking, for First Bank System, Minneapolis, Minnesota, a multi-state bank holding company.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. The following table sets forth the high and low bid quotations for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. There were 7,586,512 shares of common stock outstanding on December 31, 1997 held by approximately 1,817 registered shareholders of record.


                                        COMMON STOCK PERFORMANCE
                                            NYSE Symbol: CBU
                                     Newspaper Listing: CmuntyBkSys
                                           Market (Bid) Price

                         High           Low                    Closing Price                 Quarterly
    Year/Qtr            Price          Price             Amount           % Change           Dividend
    --------            -----          -----             ------           --------           --------
     1997
      4th               $34.00         $27.00            $31.31              8.0%              $0.20
      3rd               $29.75         $26.25            $29.00              2.7%              $0.20
      2nd               $29.00         $20.00            $28.25             20.2%              $0.18
      1st               $24.25         $19.25            $23.50             19.7%              $0.18

     1996
      4th               $20.13         $17.00            $19.63             14.6%              $0.18
      3rd               $17.75         $15.38            $17.13             10.0%              $0.18
      2nd               $16.63         $15.25            $15.57              0.4%              $0.17
      1st               $16.38         $15.13            $15.50             -3.1%              $0.17


The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.20 per share for the first quarter of 1998. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock as and when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations. See "Supervision and Regulation -- Limits On Dividends and Other Payments."

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five year period ended December 31, 1997. The historical "Income Statement Data" and historical "Statement of Condition Data" are derived from financial statements which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The "Per Share Data", "Selected Ratios" and "Other Data" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form.


                                      SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                                Years ended December 31,
                                                     -------------------------------------------------------------------
(000's omitted except per share and ratios)               1997            1996          1995         1994         1993
                                                     -------------------------------------------------------------------
INCOME STATEMENT DATA:
Interest income                                       $117,628         $97,688       $83,387      $61,575      $54,642
Interest expense                                        54,752          42,422        36,307       22,130       17,733
                                                     -------------  -------------- ------------- ------------  ---------

Net interest income (Excl. FTE)                         62,876          55,266        47,080       39,445       36,909
Provision for possible loan losses                       4,480           2,897         1,765        1,702        1,506
                                                     -------------  -------------- ------------- ------------  ---------

Net interest income after provision for
  possible loan losses                                  58,396          52,369        45,315       37,743       35,403
Noninterest income                                      11,808           8,874         6,558        5,120        4,764
Noninterest expense                                     45,799          37,450        33,019       26,498       24,827
                                                     -------------  -------------- ------------- ------------  ---------

Income before income taxes                              24,406          23,793        18,854       16,365       15,340
Provision for income taxes                               8,844           9,660         7,384        6,256        5,765
                                                     -------------  -------------- ------------- ------------  ---------
     Net income                                       $ 15,562         $14,133       $11,470      $10,109      $ 9,575
                                                     =============  ============== ============= ============  =========
END OF PERIOD BALANCE SHEET DATA:
Total Assets                                        $1,633,742      $1,343,865    $1,152,045     $915,501     $713,053
Net Loans                                              843,212         652,474       560,151      483,079      417,871
Earning Assets                                       1,455,139       1,231,058     1,034,183      861,599      671,415
Total Deposits                                       1,345,686       1,027,213     1,016,946      679,638      588,315
Long-term debt                                          60,000         100,000        25,550          550          592
Trust Securities                                        30,000               0             0            0            0
Shareholders' equity                                   118,012         109,352       100,060       66,290       61,986

AVERAGE BALANCE SHEET DATA:
Total Assets                                        $1,491,920      $1,251,826    $1,054,610     $808,948     $684,863
Net Loans                                              749,596         602,717       519,762      446,135      382,680
Earning Assets (Excl. MVA)                           1,363,703       1,147,455       975,257      756,871      640,070
Total Deposits                                       1,213,793       1,032,169       871,050      651,479      598,860
Long-term debt                                          79,863          57,006         3,399          557          256
Trust Securities                                        27,290               0             0            0            0
Shareholders' equity                                   110,689         103,398        84,231       64,033       57,298

COMMON PER SHARE DATA:
Net Income                                               $2.02           $1.83         $1.70        $1.80        $1.72
Cash dividend declared                                    0.76            0.69          0.62         0.57         0.52
Period-end book value - stated                           15.56           14.03         12.99        11.89        11.28
Period-end book value - tangible                          7.82            9.85          8.37        10.80        11.20

COMMON OUTSTANDING SHARES:
Average during period (includes common stock
  equivalents)                                       7,676,326       7,482,518     6,522,410    5,629,420    5,576,660
End of period (excludes common stock
  equivalents)                                       7,586,512       7,474,406     7,358,450    5,576,300    5,496,636

SELECTED RATIOS:
Return on average total assets                           1.04%           1.13%         1.09%        1.25%        1.40%
Return of average shareholders' equity
  (excludes preferred stock)                            14.09%          13.88%        13.85%       15.79%       16.71%
Common dividend payout ratio                            37.30%          37.27%        34.79%       31.24%       29.67%
Net interest margin (taxable equivalent basis)           4.64%           4.86%         4.88%        5.30%        5.90%
Noninterest income to average assets                     0.79%           0.71%         0.64%        0.69%        0.70%
Efficiency ratio (taxable equivalent basis)             60.90%          58.00%        60.82%       57.94%       58.45%

Nonperforming assets to period-end total loans
  and other real estate owned                            0.60%           0.55%         0.47%        0.72%        0.73%
Allowance for loan losses to period-end loans            1.47%           1.25%         1.25%        1.30%        1.37%
Allowance for loan losses to period-end
  nonperforming loans                                  297.96%         285.58%       349.69%      192.79%      238.67%
Allowance for loan losses to period-end
  nonperforming assets                                 246.02%         224.33%       267.40%      179.67%      186.06%
Net charge offs (recoveries) to average total
  loans                                                  0.50%           0.29%         0.21%        0.25%        0.20%
Average net loans to average total deposits             61.76%          58.39%        59.67%       68.48%       63.90%

Period-end total shareholders' equity to period
  end assets                                             7.22%           8.14%         8.69%        7.24%        8.69%
Tier I capital to risk-adjusted assets                   9.30%          10.70%        10.62%       12.43%       14.87%
Total risk-based capital to risk-adjusted assets        10.55%          11.83%        11.76%       13.68%       16.12%
Tier I leverage ratio                                    5.67%           5.88%         5.83%        6.80%        8.46%


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

NET INCOME AND PROFITABILITY

Net income and diluted earnings per share reached record highs in 1997 at $15.6 million and $2.02, respectively. Compared to 1996, net income rose 10.1% while earnings per share were up 10.4%. The 1997 return on equity (ROE) increased 21 basis points to 14.09%. All per share results have been adjusted for the Company's 2 for 1 stock split effective March 12, 1997.

Recurring or core earnings were up 10.2% from last year to $15.3 million after removing the impact of one-time income and expense items (including $990,000 in one-time acquisition expense) and net gains/losses on the sale of investment securities and other assets. 1996's net income climbed 23.2% over the prior year to $14.1 million while earnings per share were up 7.6% to $1.83; core earnings rose at a 17% pace.

These results reflect the fourth consecutive year in which acquisitions had an important impact on the Company's results. Nineteen ninety-seven's earnings reflected the contributions of eight branches acquired in Southwestern New York in mid-June from KeyBank, N.A. and twelve branches acquired in Northern New York in mid July from Fleet Bank. Taken together, these branch locations (of which three have been consolidated to date) now account for approximately $301 million in deposits (or 22% of our year-end deposit base) and $95 million in loans (or 11% of our year-end loan base).

1997's improvement in net income over the prior year is explained by the following major factors:

O Net interest income (full-tax equivalent basis) climbed 13.8% or $7.6 million due to significant increases in earning asset levels. Growth in loans and investments was $190.7 million (29.2%) and $33.3 million (5.8%), respectively. Loans grew $100.6 million or 15.4% excluding acquired Key and Fleet loans. This marks the fifth consecutive year in which loan growth has exceeded 15%. Earning asset growth was funded by $318 million (31%) in deposit growth resulting largely from the aforementioned acquisitions and was partially offset by reduced borrowings. The increase in net interest income comes despite the net interest margin, at 4.64%, averaging 22 basis points lower than the 1996 level. The margin decrease is due largely to the $30 million in 9.75% company-obligated Mandatorily Redeemable Preferred Securities issued to support the acquisitions. The Company's net interest margin declined by 25 basis points on average to 4.51% excluding favorable one-time items.

O Recurring noninterest income was up 30.6% owing to the impact of continued strength in fiduciary and related services income; significant increases in BPA/EBT revenue; higher fees from the sale of mutual funds; expanded revenues from merchant credit and check card processing; the imposition of ATM surcharge fees; and greater overdraft fees, service charges, and commissions from an expanded customer base gained from the Key and Fleet branch purchase.

O Overhead expense increased by 22.3%; excluding one-time costs of the Key and Fleet acquisitions, growth was $7.4 million or 19.8%. The bulk of the latter increase reflects costs related to branch expansion, including more personnel (both acquired branch staff and volume-sensitive positions in operations and other areas needed to support the expanded balance sheet), greater data processing requirements, expanded facilities costs, increased amortization of intangible assets, and other associated expenses.

O For the year, one-time acquisition related expense totaled $990,000. These expenses were more than offset by one-time income totaling $1.4 million as a result of accretion adjustments on called bonds, an unexpected gain on life insurance, a gain on $8.2 million in loans sold in the secondary market in conjunction with a planned interest rate risk strategy, and a loan late fee recording adjustment. With the exception of two potential branch consolidations in 1998, the last major installment of Key- and Fleet-related acquisition expenses was absorbed during fourth quarter 1997.

O Loan loss provision expense rose 55% reflecting higher net charge offs and the Company's practice to cover them by 125%; charge offs related to acquired Key and Fleet loans were absorbed by the one-time valuation allowance established at acquisition date for that purpose. The ratio of net charge-offs to average loans outstanding rose to .50% versus .29% in 1996, largely due to consumer installment loans, which accounted for more than 90% of 1997's increase in net charge offs; over 60% of consumer charge offs was due to indirect automobile loans. Nonperforming loans increased to $4.2 million, a level $1.3 million or 47% higher than one year ago; about 55% of the increase pertains to consumer installment loans with the balance largely in commercial loans. As a result of tighter loan underwriting standards, changes in personnel, and strengthened monitoring and control, management anticipates improvement in the charge-off trend during 1998.

O The Company's effective tax rate was significantly reduced in 1997 because of greater tax-exempt income.

The above combination of factors resulted in a level of profitability which may be compared to that of CBSI's peer bank holding companies; this group is comprised of 126 companies nationwide having $1 billion to $3 billion in assets based on data through September 30, 1997 as provided by the Federal Reserve System. Through year-to-date September, net income per dollar employed, or return on average assets, was 1.06% in 1997, compared to the peer norm of 1.31%. Shareholder return on equity, or net income as a percent of average equity, was 14.22% for the same period versus the median for peers of 14.78%.

Underlying these improved levels of profitability on an annual basis is a steady increase in quarterly performance measures for the four quarters of 1997. The two acquisitions were immediately accretive to earnings in the third quarter when earnings per share reached a record high of $.55. Fourth quarter earnings per share were off $.03 from that pace to $.52 largely due to increases in loan loss provision and selected overhead costs.

SELECTED PROFITABILITY AND OTHER MEASURES

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                                              1997          1996        1995
                                              ----          ----        ----
  Percentage of net income to
     average total assets                    1.04%         1.13%       1.09%

  Percentage of net income to
     average shareholders equity            14.09%        13.88%      13.85%

  Percentage of dividends declared
     per common share to net income
     per common share                       37.30%        37.27%      34.79%

  Percentage of average shareholders'
     equity to average total assets          7.42%         7.90%       7.61%


CASH-ADJUSTED EARNINGS AND PROFITABILITY

Consistent earnings growth has been achieved despite the increasing noncash expense of amortizing deposit intangibles created by branch acquisitions. Many analysts consider that a better measure of the economic value of an acquisition is the cash earnings it generates, which is determined by adding back to reported earnings the after-tax expense of amortizing the acquisition premium.

On that basis, CBSI's cash earnings increased 12.6% in 1997 to $17.8 million, reflecting the half-year impact of the summer's acquisitions, and climbed 27.3% in 1996 to $15.8 million, representing the full-year impact of the mid-1995 Chase branch purchases. Nineteen ninety-five's cash earnings were $12.4 million. Return on assets is also significantly higher on a cash basis, being 1.19%, 1.26%, and 1.18% in 1997, 1996, and 1995, respectively.

In contrast to 1997's 10.4% increase in reported earnings per share (EPS) to $2.02, cash-basis EPS rose 12.2% to $2.30. Last year's reported EPS rose 7.6% compared to 10.8% on a cash basis of $2.05. As opposed to the $.09 decline in

1995's reported results, cash EPS rose $.01 to $1.85. Fourth quarter 1997 cash EPS is $.36 higher than reported EPS on an annualized basis.

Performance measured by tangible or cash return on equity also showed better improvement than reported results, reaching 16.09% in 1997, almost regaining the pre-1995 level prior to the $27.5 million capital issuance which financed the Chase branch purchase. Tangible return on equity was 15.52% in 1996 and 15.0% in 1995.

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

Net interest income (with nontaxable income converted to a full tax-equivalent basis) totaled $63.3 million in 1997; this represents a $7.6 million or 13.6% increase from the prior year. The increase was entirely due to higher earning asset volumes, which had a positive impact on net interest income of $9.9 million, while interest rate changes had a negative impact of $2.3 million. In contrast, interest rate changes in 1996 had a negative impact of only $196,000 versus higher earning asset volumes having a positive impact of $8.3 million. Combining these components, 1996's net interest income rose $8.2 million or 17.1% over the prior year to $55.7 million.

With regard to the interest income component of 1997's net interest income, greater average earning assets of $216 million contributed all but 6% of the $19.9 million more in gross interest income (up 20.3%). Nearly 68% or $147 million in 1997's average earning asset growth resulted from increased lending activity in existing markets and the impact of loans initially acquired at the Key and Fleet branches. The average ratio of loans to earning assets increased
2.5 percentage points this year to 55.0% as a consequence of the aforementioned loan growth. Higher loan volume accounted for $14.0 million of the increase in gross interest income; higher average loan yields, which rose 10 basis points to 9.55% this year, added $615,000 to interest income. Through September 30, 1997, the Company's loan yield was in the favorable 70th peer bank percentile.

The remaining $69 million of earning asset growth is explained by an increase in investment outstandings; this reflects both the strategic use of leveraging when favorable buying opportunities existed and the impact of investments purchased from funds provided by 1997's branch acquisitions. Higher investment volumes (including money market instruments) contributed $5.1 million of the increase in gross interest income, while higher investment yields (up 1 basis point to 7.58%) added only $238,000 in 1997. Through September 30, 1997, the Company's investment yield (excluding money market instruments) was in the very favorable 92nd peer bank percentile.

The total of average deposits and borrowings grew by $230 million in 1997, primarily attributable to acquired deposits. Of the resulting $12.3 million increase in total interest expense, over 58% of this additional expense was due to interest paid on time deposits. During 1997, time deposit rates averaged 5.61%, or 12 basis points higher than in 1996. The mix of time deposits to average liabilities also increased slightly, reflecting the acquired deposits having a relatively higher proportion of time deposits. CBSI's $30 million in 9.75% trust preferred securities also caused interest expense to rise, contributing to the 86 basis point increase in the average borrowing rate.

The cost of the Bank's interest-bearing account base not priced relative to the treasury yield curve remained stable. The average rate on savings (including interest checking) and money market accounts increased by only two basis points during 1997, rising from 2.45% in 1996 to 2.47% this year. The ratio of interest bearing funds to average earning assets rose slightly in 1997 to 87.6%. Overall, higher interest bearing outstandings contributed $9.1 million more in interest expense while higher rates added $3.2 million. Through September 30, 1997, the Company's average cost of funds rate rose to the less favorable 66th peer bank percentile, as compared to being in the 43rd percentile through September 30, 1996.

In summary, CBSI's net interest margin declined by 22 basis points in 1997, from 4.86% in 1996 to 4.64% this year:

O The average earning asset yield increased 11 basis points to 8.66% because of the aforementioned increase in average loan yield and an increased mix of loans to earning assets, as most types of loans have historically had higher yields than marketable securities.

O The increase in the average earning asset yield compares to an unfavorable 31 basis point increase in the average cost of funds (total interest expense divided by average earning assets) to 4.01% in 1997. This was due to the aforementioned increased time deposit rate and mix, and the growing proportion of longer term borrowings (including the trust preferred securities).

Despite the decline in the Company's net interest margin, it ranks in the peer normal 51st percentile through September 30, 1997. While the Company's net interest margin has historically been well above the norm, the primary objective in recent years has been to maximize shareholder returns through active utilization of tangible capital. Thus, as management focuses on growing the earning asset base of the Company, there has been a downward change in margin resulting from leverage strategies to take advantage of favorable investment opportunities; this margin decrease is considered secondary to increasing the future stream of net interest income.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rate thereon for the three-year period ended December 31, 1997. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.

                                                                      Years Ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                              1997                              1996                             1995
                                --------------------------------  --------------------------------  --------------------------------
(000'S omitted except yields
  and rates)
                                                         Avg.                              Avg.                              Avg.
                                    Avg.    Amt. of   Yield/Rate      Avg.    Amt. of   Yield/Rate      Avg.    Amt. of   Yield/Rate
                                  Balance   Interest     Paid       Balance   Interest     Paid       Balance   Interest     Paid
                                ----------  --------  ----------  ----------  --------  ----------  ----------  --------  ----------
ASSETS:
Interest-earning assets:
  Federal Funds Sold            $   15,882  $    865    5.45%     $    6,318   $   336    5.32%     $   24,535   $ 1,422    5.80%
  Time deposits in other banks          33         2    6.06%           --        --                      --        --
  Taxable investment
    securities                     581,743    44,233    7.60%        521,668    39,410    7.55%        414,154    30,955    7.47%
  Non-taxable investment
    securities                      16,449     1,420    8.63%         16,752     1,473    8.79%         16,806     1,580    9.40%
  Loans (net of unearned
    discount)                      749,596    71,563    9.55%        602,717    56,932    9.45%        519,762    49,928    9.61%
                                ----------                        ----------                        ----------
   Total interest-earning
     assets                      1,363,703   118,083    8.66%      1,147,455    98,151    8.55%        975,257    83,885    8.60%
Noninterest earning assets:
  Cash and due from banks           46,750                            43,251                            39,118
  Premises and equipment            19,422                            16,848                            13,840
  Other assets                      69,766                            50,626                            34,099
  Less: allowance for loan
     losses                        (10,162)                           (7,418)                           (6,589)

Net unrealized gains/(losses)
  on available-for-sale
  portfolio                          2,442                             1,063                            (1,114)
                                ----------                        ----------                        ----------
     Total                      $1,491,921                        $1,251,825                        $1,054,611
                                ==========                        ==========                        ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Interest-bearing liabilities
  Savings deposits              $  443,667    10,971    2.47%     $  406,925     9,953    2.45%     $  366,604     9,730    2.65%
  Time deposits                    599,136    33,619    5.61%        481,250    26,430    5.49%        380,494    21,042    5.53%
  Short term borrowings             45,008     2,583    5.74%         46,535     2,620    5.63%         85,407     5,376    6.29%
  Long term borrowings             106,975     7,578    7.08%         57,006     3,419    6.00%          3,399       159    4.68%
                                ----------    ------              ----------    ------               ---------    ------
   Total interest-bearing
    liabilities                  1,194,786    54,751    4.58%        991,716    42,422    4.28%        835,904    36,307    4.34%
Noninterest bearing liabilities:
  Demand deposits                  170,989                           143,995                           123,952
  Other liabilities                 15,459                            12,716                            10,526
Shareholders' equity               110,687                           103,398                            84,229
                                ----------                        ----------                        ----------
   Total                        $1,491,921                        $1,251,825                        $1,054,611
                                ==========                        ==========                        ==========

Net interest earnings                       $ 63,332                           $55,729                           $47,578
                                            ========                           =======                           =======
Net yield on interest-earning
  assets                                                4.64%                             4.86%                             4.88%
                                                        =====                             =====                             =====


As discussed above, the change in 1997's net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                                          --------------------------------------     --------------------------------------------
                                                  1997 Compared to 1996                       1996 Compared to 1995
                                          --------------------------------------     --------------------------------------------

                                                 Increase (Decrease) Due                     Increase (Decrease) Due
                                                    to Change in (1)                             to Change in (1)

                                                                          Net
(000's omitted)                              Volume          Rate        Change         Volume         Rate        Net Change
                                             ------          ----        ------         ------         ----        ----------

Interest earned on:
   Federal funds sold and
   securities purchased
   under agreements to resell                  521              8           529           (979)        (107)          (1,086)

   Time deposits in other banks                  2             --             2             --           --              --

   Taxable investment securities             4,566            257         4,823          8,120          335            8,455

   Nontaxable investment securities            (26)           (27)          (53)            (5)        (102)            (107)

   Loans (net of unearned discounts)        14,016            615        14,631          7,849         (845)           7,004

Total interest-earning assets (2)           18,711          1,221        19,932         14,851         (585)          14,266



Interest paid on:
   Savings deposits                            907            111         1,018          1,002         (779)             223

   Time deposits                             6,603            586         7,189          5,541         (153)           5,388

   Short-term borrowings                       (90)            53           (37)        (2,239)        (517)          (2,756)

   Long-term debt                            3,447            712         4,159          3,202           58            3,260

Total interest-bearing liabilities           9,146          3,183        12,329          6,627         (512)           6,115


Net interest earnings (2)                    9,904         (2,301)        7,603          8,347         (196)           8,151

----------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the three month periods ended December 31, 1997 and 1996. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.


                                                              Fourth Quarters Ended December 31,
                                       -----------------------------------------------------------------------------------
                                                         1997                                     1996
                                       ----------------------------------------    ---------------------------------------
                                                                        Avg.                                      Avg.
(000's omitted except yields and            Avg.        Amt. of      Yield/Rate       Avg.        Amt. of      Yield/Rate
rates)                                    Balance      Interest        Paid          Balance     Interest         Paid
                                       ------------    --------    ------------    -----------   --------      ----------
ASSETS:
Interest-earning assets:
   Federal Funds Sold                   $    7,590     $   104          5.44%     $       13      $     1        16.23%
   Time deposits in other banks                 35           1          5.70%             --           --           --
   Taxable investment securities           566,081      10,723          7.52%        556,542       10,496         7.48%
   Nontaxable investment
     securities                             20,048         423          8.37%         18,389          379         8.18%
   Loans (net of unearned
     discount)                             835,673      20,211          9.60%        639,764       15,220         9.44%
                                        ----------                                ----------
      Total interest-earning
        assets                           1,429,427      31,462          8.73%      1,214,708       26,096         8.52%

Noninterest earning assets:
   Cash and due from banks                  52,891                                    40,410
   Premises and equipment                   22,813                                    16,777
   Other assets                             86,698                                    51,014
   Less: allowance for loan losses         (12,266)                                   (7,842)
   Net unrealized gains/(losses)
     on available-for-sale portfolio         4,183                                     1,241
                                        ----------                                ----------
      Total                             $1,583,746                                $1,316,308
                                        ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities
   Savings deposits                     $  497,257       3,097          2.47%      $ 389,547        2,391         2.44%
   Time deposits                           655,559       9,352          5.66%        491,323        6,847         5.53%
   Short-term borrowings                    16,089         235          5.80%         68,011          971         5.66%
   Long-term borrowings                     81,433       1,533          7.47%        100,000        1,536         6.09%
                                        ----------     -------                    ----------      -------
      Total interest-bearing
        liabilities                      1,250,338      14,217          4.51%      1,048,881       11,745         4.44%

Noninterest bearing liabilities:
   Demand deposits                         199,373                                   146,338
   Other liabilities                        18,801                                    14,107
Shareholders' equity                       115,234                                   106,983
                                        ----------                                ----------
      Total                             $1,583,746                                $1,316,308
                                        ==========                                ==========

Net interest earnings                                   $17,244                                   $14,351
                                                        =======                                   =======
Net yield on interest-earning
  assets                                                                4.79%                                     4.69%
                                                                        =====                                     =====

The changes in net interest income by volume and rate component for fourth quarter 1997 versus fourth quarter 1996 is shown below for each major category of interest-earning assets and interest-bearing liabilities.

                                                     ------------------------------------------------------
                                                        4th Quarter 1997 Compared to 4th Quarter 1996
                                                     ------------------------------------------------------
                                                                   Increase (Decrease) Due
                                                                       to Change in (1)

                                                       Volume              Rate             Net Change
                                                       ------              ----             ----------
Interest earned on:
   Federal funds sold and securities
     purchased under agreements to resell                104                 (0)                103
   Time deposits in other banks                            1                 --                   1
   Taxable investment securities                         227                 --                 227
   Nontaxable investment securities                       19                 25                  44
   Loans (net of unearned discount)                    4,734                257               4,991
Total interest-earning assets (2)                      4,712                654               5,366

Interest paid on:
   Savings deposits                                      670                 36                 706
   Time deposits                                       2,339                166               2,505
   Short-term borrowings                                (760)                25                (736)
   Long-term debt                                         14                (17)                 (3)
Total interest-bearing liabilities                     2,288                184               2,472
Net interest earnings (2)                              2,672                222               2,894



(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

NONINTEREST INCOME

The Company's sources of noninterest income are recurring fees from core banking operations (including personal trust income) and revenues from one-time events, defined as net gains/losses from the sale of investments, loans, and miscellaneous assets. Additional recurring income results from investment management, recordkeeping, and consulting services provided by Benefit Plans Administrative Services, Inc. (BPA) and the Bank's Employee Benefit Trust Function (EBT).

Total noninterest income increased 33% to $11.8 million from 1996 to 1997. A quarter of the increase was attributable to the acquired branches, and another quarter attributable to the full year impact of BPA.

Core banking fees (excluding BPA/EBT and nonrecurring income) were up strongly for the third consecutive year to approximately $9.6 million in 1997, a 26.2% improvement following a 25.6% increase in 1996. Included in this year's growth is approximately $785,000 more in fees due to the impact of the former Key and Fleet branches.

Recurring noninterest income as a percent of total operating income (net interest income plus recurring noninterest income) reached 15.3% in 1997, up meaningfully from 13.6% and 12.1% in 1996 and 1995, respectively. While progress has been steady, this ratio remains below the norm of 21.0% or the 31st peer percentile.

In light of management's objective to grow noninterest income toward the peer median, opportunities to develop new fee-based products are actively pursued, and the collection of fees for providing quality service is emphasized. In 1997, these efforts resulted in the institution of an ATM transaction surcharge for nonbank customers and the launching of cash management products for commercial businesses. The focus on growth has also continued to drive efforts to increase fiduciary income, control waived fees, and competitively price deposit service charges and commission-based services.

As a result of these efforts, in addition to the benefits provided by the Key and Fleet acquisitions and a full year of BPA operations, fees from core banking operations improved in several key areas in 1997.

o Fees from personal trust services expanded to almost $1.2 million, up 7.7% in 1997 versus 13.1% in 1996, primarily reflecting a greater level of annual administrative fees on trust and individual investment management accounts, offset by a decline in estate fees. Continued focus on business development, including expanded referral programs, is expected to strengthen future fiduciary income growth. Total assets under management by CBNA's trust department (excluding BPA/EBT-related assets) were $149 million as of year-end 1997, up from $144 million and $138 million at year-end 1996 and 1995, respectively.

o Service charges on deposit accounts and overdraft fees increased to $4.9 million in 1997, a 21.3% growth rate versus 21.4% in 1996. The 1997 increase reflects the impact of fees and commissions from an expanded customer base gained from the Key and Fleet acquisitions and an emphasis on ensuring competitive pricing and reducing waived fees. Note that 1996's increase reflected the full year impact of 1995's Chase branch acquisition.

o Fees earned through the Company's Visa affiliation rose 23.4% in 1997 to $515,000, attributable mainly to continued growth of the Visa Check Card product (which more than doubled from 1996 to 1997), with Visa merchant discount fees remaining essentially flat. The direct margin on merchant discount fees (net of processing expense) dropped 2.3 percentage points to 29.5% in 1997.

o 1997 is the fourth year in which CBSI has offered annuities, mutual funds, and other investment products through financial services representatives (FSR's) located in nine selected geographic markets within the Bank's branch network. These individuals are registered representatives working through PrimeVest Financial Services, Inc. of Saint Cloud, Minnesota. Commission income from this activity in 1997 reached $1.0 million on asset sales of $26.3 million, up over 28% from $782,000 in 1996 on sales of $24.8 million. A greater emphasis continues to be placed on growing this line of special investment products as evidenced by two additions to sales staff during the last half of 1997 and the hiring of a full-time program administrator in early 1998.

General commissions and miscellaneous income at $1.8 million were up more than 44% in 1997. This increase is attributable to $182,000 more in dividends from the New York State Bankers Association's insurance subsidiary, an increased level of Canadian exchange revenue, and the impact of miscellaneous fees generated by the Key and Fleet branches. Nineteen ninety-seven's nonrecurring other income was $381,000. This includes a $236,000 gain on life insurance and gains on the sale of student loans and mortgages sold in the secondary market.

Revenue from record keeping and consulting services provided by BPA (acquired in July 1996) and investment management services provided by the pre-existing EBT department totaled $1.8 million in 1997 compared to $1.1 million in 1996, a 60.8% increase as a result of the full year impact of BPA operations and strong business development efforts. Total assets under management by BPA/EBT more than doubled in 1997 to $125 million as of year end, up from $52 million and $47 million in 1996 and 1995, respectively.

The following table sets forth selected information by category of noninterest income for the Company for the years and quarters indicated.

                                                 ----------------------------------------------------------------------
(000's omitted)                                               Years ended                       Quarters ended
                                                              December 31,                       December 31,
                                                 ----------------------------------------------------------------------
                                                     1997        1996            1995         1997            1996
                                                     -----       -----           ----         -----           ----
Fiduciary and investment services                  $ 1,181      $1,097         $  970        $  363          $  342
Service charges on deposits                        $ 2,709       2,259          1,959           797             528
Overdraft fees                                     $ 2,186       1,778          1,367           658             474
Other service charges and fees                     $ 3,558       2,501          1,782           983             669
BPA/EBT income                                     $ 1,793       1,115            477           446             403
Nonrecurring income                                $   381         124              3           301              64
   Total                                           $11,808      $8,874         $6,558        $3,549          $2,481

Total noninterest income (excluding
nonrecurring items) as a percentage of
operating income                                      15.3%       13.6%          12.1%         15.9%           14.4%

NONINTEREST EXPENSE

Noninterest expense or overhead rose $8.3 million or 22.3% in 1997 to $45.8 million compared to a 13.4% increase in 1996. The bulk of 1997's increase is due to branch expansion. The Key and Fleet acquisitions caused personnel additions (both acquired branch staff and volume-sensitive positions in operations and other areas needed to support the expanded balance sheet), greater data processing requirements, expanded facilities costs, and other expenses associated with servicing the expanded customer base. Overhead growth also reflects the impact of a full year of operating Benefit Plans Administrators acquired in July 1996. Total one-time Key and Fleet-related acquisition expenses were approximately $990,000 in 1997, including a loss of $47,000 on sale of a duplicate branch facility (accounted for as an offset to nonrecurring income). As a percent of average assets, overhead increased from 2.99% in 1996 to 3.07% in 1997, representing the peer normal 48th percentile.

For CBSI as a whole, higher personnel expense accounted for over 44% of 1997's increase in overhead, with personnel costs being up 19.2% versus being 14.8% higher in 1996. Greater salary, benefit, and payroll tax expense primarily reflect staffing in the new branches, along with modest annual merit awards for existing personnel. Total full-time equivalent employees (FTE's) at December 31, 1997 were 726 versus 578 a year earlier.

Nonpersonnel expense rose $4.7 million or 25.6% this year as opposed to a $1.9 million or an 11.9% increase in 1996. One-time Key and Fleet-related acquisition expenses accounted for $897,000 or 19% of the nonpersonnel increase. Higher occupancy expense, depreciation on equipment, office supplies, telephone, courier and armored car expense, postage, business development, and computer services resulted from the impact of the 20 new branches added in mid 1997. Total amortization of intangibles increased by $1,058,000 or 38.8% to $3.8 million in 1997 as a result of the branch acquisitions. Various other increases related to inflation, internal volume growth, the full year impact of BPA, expenses associated with repossessed assets, a change in reporting commission expense associated with annuity/mutual fund sales, and the valuation of CBSI director phantom stock were partially offset by lower FDIC insurance expense which resulted from the absence of a special one-time assessment in 1996 to rebuild the Savings Association Insurance Fund (SAIF).

The efficiency ratio is defined as overhead expense divided by recurring operating income (full tax-equivalent net interest income plus noninterest income, excluding net securities gains and losses); the lower the ratio, the more efficient a bank is considered to be. In 1997, the efficiency ratio increased by 2.9 percentage points to 60.9%, which exceeds the national peer bank median of 57.3% based on data available as of September 30, 1997. The increase reflects the impact of one-time Key and Fleet acquisition related expenses incurred in 1997 combined with a disproportionately smaller increase in operating income, since most of the acquired deposits funded investments rather than higher yielding loans. However, this year's ratio is essentially equal to the 60.8% level of 1995, which was impacted by similar circumstances caused by the Chase branch acquisition.

Excluding all nonrecurring income, one-time expenses, and the Company's relatively high level of intangible amortization, the efficiency ratio is 55.8% based on full year 1997 results. This calculation can be more logically compared to the 57.3% median for peer banks, which generally experience a much lower level of intangible amortization and which as a group are not heavily impacted by one-time acquisition expenses. Nonetheless the Company is striving to reduce its efficiency ratio by capturing opportunities for greater economies of scale at its enlarged size, including steady deployment of productivity-enhancing technology. Management has set an objective to bring this ratio (inclusive of intangible amortization) downward to 55% within the next three years.

While the Company's expense ratios have generally been favorable, management maintains a heightened focus on controlling costs and eliminating inefficiencies. Areas for improvement have been identified through detailed peer comparisons, a bank-wide program of employee involvement in cost containment, and targeted use of outside consultants. These combined efforts are intended to offset pressure from price increases and higher transaction volumes and enable the Company to more fully benefit from economies of scale as it continues to grow.

The following table sets forth information by category of noninterest expenses of the Company for the years and quarters indicated.

                                             --------------------------------------------------------------------------
(000's omitted)                                            Years ended                           Quarters ended
                                                           December 31,                            December 31,
                                             --------------------------------------------------------------------------
                                                1997           1996              1995           1997          1996
                                                -----          -----             ----           -----         ----
Personnel expense                             $22,945        $19,247          $16,757          $6,311        $4,908
Net occupancy expense                           3,426          3,073            2,608             952           782
Equipment expense                               2,728          2,318            1,992             774           592
Professional fees                               1,616          1,119            1,102             496           327
Data processing expense                         3,584          2,975            2,449             909           729
Amortization                                    3,787          2,729            1,686           1,204           701
Stationary and supplies                         1,749            951            1,231             658           260
Deposit insurance premiums                        140            368              925              44            26
Other                                           5,823          4,670            4,269           1,559         1,155
                                             ------------  -------------   -------------- --------------- -------------
        Total                                 $45,799        $37,451          $33,019         $12,906        $9,480
                                             ============  =============   ============== =============== =============
Total operating expenses as a percentage
of average assets                               3.07%          2.99%            3.13%           3.26%         2.88%

Efficiency ratio - nominal (1)                  60.9%          58.0%            60.8%           62.0%         56.4%
                 - adjusted (2)                 55.8%          53.9%            56.7%           56.6%         53.0%


(1) Noninterest expense divided by operating income, excluding net securities gains/losses.

(2) Noninterest expense excluding nonrecurring items and amortization of deposit intangibles divided by operating income excluding all nonrecurring items.

INCOME AND INCOME TAXES

Income before tax in 1997 was $24.4 million, up 2.6% over the prior year's amount. When pre-tax income is recast as if all tax-exempt revenues were fully taxable on a federal basis, 1997's results rose by $606,000 or 2.5%.

Largely as a result of the acquisitions, pre-tax earnings were favorably impacted by $7.6 million greater net interest income (full tax-equivalent basis) and a $2.9 million climb in noninterest income. These factors were partially offset by $8.3 million more in overhead expense (also related to the acquisitions), and $1.6 million more in loan loss provision expense associated with an increased level of consumer loan charge-offs and the need to maintain adequate reserves in light of CBSI's strong loan growth.

The Company's combined effective federal and state tax rate dropped a significant 440 basis points this year to 36.2%. The rate decreased because of an increasing proportion of tax-exempt investment income; a nonrecurring, nontaxable gain on life insurance; and the lack of 1996's additional taxes and interest resulting from an IRS tax audit of the years 1990 to 1993.

CAPITAL

Shareholders' equity ended 1997 at $118.0 million, up over 7.9% from one year earlier, primarily reflective of the contribution of strong earnings less dividends paid to shareholders. Excluding the $1.8 million after-tax change in this year's market value adjustment (MVA) on available-for-sale investment securities, capital rose 6.3%. Shares outstanding increased by nearly 112,000 during 1997 due to the exercise of stock options.

On January 29, 1997, CBSI placed $30 million of fixed rate capital securities through Community Capital Trust I, a newly formed Delaware business trust, controlled by CBSI. The 9.75% Capital Securities, Series A of Community Capital Trust I were priced at 99.325% of par to yield 9.82%. Cash distributions are payable semi-annually on January 31 and July 31, and began on July 31, 1997. The 9.75% Capital Securities are rated Investment Grade ("BBB-") by Thomson BankWatch. The proceeds from the issuance were used to fund the Key and Fleet branch acquisitions, and to redeem the $4.5 million remaining half of CBSI's preferred stock issued in mid 1995.

The ratio of Tier I capital to assets (or Tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well capitalized," remains sound at 5.67%. This level compares to 5.88% a year ago. Despite higher capital produced by this year's strong earnings and the aforementioned Community Capital Trust I, the decrease in the 1997 Tier I ratio was a result of increased intangibles attributed to the Key and Fleet branch acquisitions. The total capital to risk-weighted assets ratio of 10.55% as of year-end 1997 was well above the 6% minimum requirement for "well capitalized" banks. The Company is confident that capital levels are being prudently balanced between regulatory and investor perspectives.

Cash dividends declared on common stock in 1997 of $5.7 million represented an increase of 12.1% over the prior year. This growth reflects the exercise of stock options, and a two cent per share increase in the quarterly common stock dividend in the third quarter of 1997 from $.18 to $.20. Dividends declared on CBSI's preferred stock in 1997 were $180,000 compared to $405,000 in the prior year, reflecting the aforementioned redemption of preferred stock.

Raising the Company's expected annualized dividend to $0.80 per common share represents management's confidence that earnings strength is sustainable and that capital can be maintained at a satisfactory level. The dividend payout ratio for the year was approximately 38%, or 37% excluding the preferred dividend, remaining relatively consistent with the 1996 levels of 39% and 36%, respectively. The Company's targeted payout range for dividends on common stock is 30-40%. Its payout ratio has historically been strong relative to peers, ranging from the 60th-77th percentile from 1993 through 1996. The 1997 peer payout ratio (including preferred dividend) remained high in the 75th peer percentile.

LOANS

The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                                                 --------------------------------------------------------------------------
                                                                        Years ended December 31,
                                                 --------------------------------------------------------------------------
(000's omitted)                                     1997           1996            1995          1994            1993
                                                    ----           ----            ----          ----            ----
Real Estate Mortgages:
   Residential                                    $278,912       $225,088        $204,224      $196,548        $177,059
   Commercial loans secured by real estate          85,962         56,959          46,971        35,604          32,914
   Farm                                             10,434          8,296           8,224         7,625           7,421
      Total                                        375,308        290,343         259,419       239,777         217,394

Commercial, Financial, and Agricultural:
   Agricultural                                     23,894         21,689          17,969        13,295          11,564
   Commercial and financial                        138,067         99,445          81,562        67,976          58,252
      Total                                        161,961        121,134          99,531        81,271          69,816

Installment Loans to Individuals:
   Direct                                           89,138         62,176          57,646        58,371          58,963
   Indirect                                        198,853        171,583         144,566       121,148          89,513
   Student and other                                10,880          9,635          10,268         8,690           6,337
      Total                                        298,871        243,394         212,480       188,209         154,813

Other Loans                                          8,887          3,496           2,190         1,482           1,578
                                                  --------       --------        --------      --------        --------

Gross Loans                                        845,027        658,367         573,620       510,739         443,601

Less:  Unearned Discounts                            1,815          5,893          13,469        27,660          25,730
       Reserve for Possible Loan Losses             12,434          8,128           6,976         6,281           5,706
                                                  --------       --------        --------      --------        --------

Net Loans                                         $830,778       $644,346        $553,175      $476,798        $412,165

The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. About two-thirds of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis.

Additionally, the typical size loan to the variety of commercial businesses in the Company's market areas is under $65,000, with only 30% of the commercial portfolio consisting of loans in excess of $500,000. The portfolio contains no credit card receivables. The overall yield on the portfolio is in the attractive 75th peer percentile.

Loans outstanding, net of unearned discount, reached a record $843 million as of year-end 1997, up over $190 million or 29.2% compared to twelve months earlier. Nearly half of 1997's growth was due the contributions of eight branches acquired in Southwestern New York in mid June from KeyBank, N.A. and twelve branches acquired in Northern New York in mid July from Fleet Bank. Taken together, these branch locations now account for approximately $95 million in loans (or 11% of our year-end loan base). About 20% of 1997's growth took place in the markets served by the branches purchased from Chase at mid-year 1995; outstandings at these branches have risen from $12 million at the July 1995 acquisition date to $101 million at year-end 1997. This marks the fifth consecutive year in which total loan growth has exceeded 15%; loans in 1996 rose a strong $92 million or 16.5%.

The "Nature of Lending" table below recasts the Company's loan portfolio into four major lines of business: consumer mortgages, business lending, consumer indirect, and consumer direct. Comparing the components of loan growth in 1997 versus 1996, the increase in business lending was slightly more this year at 41% of $191 million in total loan growth versus 40% of 1996's $92 million increase. About 37% of 1997's loan growth took place in the consumer direct area compared to the 19% share in 1996. Consumer indirect loans accounted for 16% of this year's increase, down from 36% in the prior year. Lastly, the share of this year's total loan increase from consumer mortgages increased slightly to 6% from 1996's level of 5%. The following discusses the underlying reasons for these changes by each of the Company's four major lending activities or lines of business.

                                                           NATURE OF LENDING
                                                          Mix at Quarter End
                                                           ($ million and %)

      Total Loans              Consumer Mortgage         Business Lending          Consumer Indirect            Consumer Direct
-----------------------    -----------------------   -----------------------    ------------------------   -------------------------

Year    000's  % Change    000's  % Total % Change   000's  % Total % Change    000's  % Total   % Change  000's  % Total   % Change

1997     843     29.2%     164      19%      7.8%     288      34%     36.7%     199      24%       18.6%   192      23%       57.5%

1996     652     16.5%     152      23%      3.2%     211      32%     21.3%     168      26%       24.2%   122      19%       17.4%

1995     560     16.0%     147      26%      2.4%     174      31%     25.6%     135      24%       31.8%   104      19%        5.6%

1994     483     15.6%     143      30%     12.2%     139      29%     15.1%     102      21%       37.9%    99      20%        3.4%

1993     418     15.3%     128      30%     26.8%     120      29%     25.7%      74      18%        4.2%    96      23%        0.9%


The combined total of general purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans is characterized as the Company's business lending activity. At $288 million, this segment represents 34% of loans outstanding at year end, having expanded its share by five percentage points since year-end 1993. This relatively high mix compared to the Bank's other loan types is largely attributable to borrowing by local commercial businesses. Outstandings climbed over $77 million or 37% in 1997. Comparative growth rates were 21% for 1996 and 26% in 1995. This year's growth resulted from strong business development efforts, the aforementioned contribution of acquired branches, and the addition of a number of experienced commercial lenders over the last few years.

More than 86% of the Bank's total number of commercial loans have balances less than $100,000, which as a group constitutes approximately 34% of commercial loan outstandings. Commercial loans up to $250,000 comprise 23% of loans outstanding while loans in the size range of $250,000-$500,000 amount to 13%. Again, loans with balances greater than $500,000 represent 30% of the portfolio; about 9 percentage points of this segment represents floor plan loans to 25 automobile dealers.

Demand for installment debt indirectly originated through automobile, marine, and mobile home dealers continued to be very active in 1997 for the fourth consecutive year. Outstandings ended 1997 nearly 19% or $31 million higher compared to growth of 24% or $33 million in the prior year. Strength was evidenced in both CBSI's Northern Region, where this type of lending has been highly successful for a number of years, and in the Southern Region, where the commitment to indirect lending was re-energized during 1993 and has continued with success since then. This portfolio segment, of which 92% relates to automobile lending (71% used vehicles versus 29% new), constitutes 24% of total loans outstanding, up from its low of 18% at year-end 1993. No indirect loans were part of the mid-summer 1997 acquisitions.

The segment of the Company's loan portfolio committed to consumer mortgages includes both fixed and adjustable rate residential lending. It accounts for $164 million or 19% of total loans outstanding. The growth during the last two years ($11.9 million or 7.8% in 1997, and $5.1 million or 3.2% in 1996) is lower than it would otherwise be due to a program which began in mid 1994 to sell selected fixed rate originations in the secondary market. The purpose of this program, which resulted in sales of $1.2 million in its first year, $4.3 million in 1995, $7.2 million in 1996 and $14.0 million this year, is to develop a meaningful source of servicing income as well as to provide an additional tool to manage interest rate risk.

The direct consumer lending activity has increased modestly over the last five years. 1997 outstandings rose 57.5% or $70 million versus 17.0% or $18 million in 1996 largely due to loans obtained with the summer acquisitions. This line of business is comprised of conventional installment loans (including some isolated installment lending to small businesses), personal loans, student loans (which are sold once principle amortization begins), and borrowing under variable and fixed rate home equity lines of credit. The consumer direct segment as a percent of total loans trended downward from 1993 to 1995. However, it stabilized in 1996 at 19%, rising to 23% in 1997.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the amount of loans outstanding as of December 31, 1997, which, based on remaining scheduled payments of principal, are due in the periods indicated:

                                                  ----------------------------------------------------------------------------
                                                                             At December 31, 1997
                                                  ----------------------------------------------------------------------------

                                                                           Maturing
                                                                          After One
                                                      Maturing in            but              Maturing
                                                      One Year or         Within Five         After Five         Total Book
(000's omitted)                                           Less              Years               Years              Value
                                                  ------------------  ------------------  -----------------  -----------------
                                                                                (In Thousands)
Commercial, financial, and agricultural                 $ 69,056            $ 56,842           $ 36,063           $161,961
Real estate - construction                                     0                   0                  0                  0
Real estate - mortgage                                    33,316              80,798            261,194            375,308
Installment, net of unearned discount                    112,892             177,942             15,109            305,943
                                                  ------------------  ------------------  -----------------  -----------------
      Total loans, net of unearned discount             $215,264            $315,582           $312,366           $843,212
                                                  ==================  ==================  =================  =================


The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

                                           ----------------------------------
(000's omitted)                                    At December 31, 1997

                                           ----------------------------------
                                             Fixed Rate        Variable Rate

Due after one year but within five years      $263,480             $52,102
Due after five years                           270,122              42,244
                                           ------------------  --------------
      Total due after one year                $533,602             $94,346
                                           ==================  ==============

NONPERFORMING ASSETS/RISK ELEMENTS

The following table presents information concerning the aggregate amount of nonperforming assets:

                                           -------------------------------------------------------------------------------
                                                                    Years ended December 31,
                                           -------------------------------------------------------------------------------
                                                  1997          1996            1995            1994            1993
                                                  ----          ----            ----            ----            ----
                                                                     (Dollars in thousands)
Loans accounted for on a nonaccrual
  basis                                       $   1,385     $   2,023      $    1,328      $    2,396      $    1,738

Accruing loans which are contractually
  past due 90 days or more as to
  principal or interest payments                  2,788           823             667             862             653
                                               --------      --------       ---------       ---------       ---------
     Total nonperforming loans                    4,173         2,846           1,995           3,258           2,391

Loans which are "troubled debt
  restructurings" as defined in
  Statement of Financial Accounting
  Standards No. 15 "Accounting by
  Debtors and Creditors for Troubled
  Debt Restructurings"                                0            32               0              15             243

     Other real estate                              881           746             614             223             433
                                               --------      --------       ---------       ---------       ---------

     Total nonperforming assets                $  5,054      $  3,624       $   2,609       $   3,496       $   3,067
                                               ========      ========       =========       =========       =========

Ratio of allowance for loan losses to
  period-end loans                                 1.47%         1.25%           1.25%           1.30%           1.37%

Ratio of allowance for loan losses to
  period-end nonperforming loans                 297.96%       285.58%         349.69%         192.79%         238.67%

Ratio of allowance for loan losses to
  period-end nonperforming assets                246.02%       224.27%         267.40%         179.67%         186.06%

Ratio of nonperforming assets to
  period-end total loans and other real
  estate owned                                     0.60%         0.55%           0.47%           0.72%           0.73%


The impact of interest not recognized on nonaccrual loans, and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms, was immaterial. The Company's policy is to place a loan on a nonaccrual status and recognize income on a cash basis when it is more than ninety days past due, except when in the opinion of management it is well secured and in the process of collection.

PROVISION AND RESERVE FOR LOAN LOSSES

Nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 1997 at $4.2 million. This level is approximately $1.3 million or 47% higher than one year earlier; about 55% of the increase pertains to consumer installment loans with the balance largely in commercial loans. Because of strong loan growth, however, the ratio of nonperforming loans to total loans has risen a relatively small five basis points during the year to
 .49%. As of September 30, 1997, when the nonperforming loan ratio stood at .53%, the Company's asset quality was in the favorable 23rd percentile compared to peers. The ratio of nonperforming assets (which additionally include troubled debt restructuring and other real estate) to total loans plus OREO is also favorable at .60%.

Total delinquencies, defined as loans 30 days or more past due and nonaccruing, have trended slightly higher as a percent of total loans over the last two years, generally fluctuating within a range of 1.2% to 1.4% in 1996 versus 1.3% to 1.7% in 1997; a brief seasonal or event-related spike outside these ranges occurred during both periods. Though commercial and real estate loan delinquencies have been relatively flat over the last 12 months, installment loan delinquencies exhibited an up-trend, averaging 2.29% for the last six months of 1997 versus 1.66% for the same prior year period.

As of year-end 1997, total delinquencies for commercial loans, installment loans, and real estate mortgages were 1.45%, 2.75%, and 1.00%, respectively. With the exception of installment loans, these measures compare favorably to delinquencies of peer bank holding companies as of September 30, 1997 of 2.49%, 2.42%, and 1.92%, respectively. Management views the higher installment loan delinquencies to be temporary and anticipates that the ratio will improve in 1998 with tighter loan underwriting standards, changes in personnel, and strengthened monitoring and control. The Bank strives to maintain its total and component category delinquencies below a 2% internal guideline, and is comfortable that this objective continues to be realistic.

As of September 30, 1997, when overall delinquencies were at 1.72%, the Company ranked in the 46th peer percentile. Factors contributing to successful underwriting, collection, and credit monitoring include selective addition of experienced lenders over the last several years, loan servicing on a regionally-based level, collection departments focused on taking prompt corrective action, and a centralized loan review function which is given priority attention and has regular Board of Director accountability.

Another measure of the Company's good asset quality is a reasonable net charge-offs record, which finished the year at $3.7 million or .50% of average loans. As a result of higher installment loan charge-offs, gross charge-offs rose 80.9% to $4.4 million, or .59% of average loans outstanding versus .41% in 1996. This year's recoveries rose to an all-time record in dollar amount of $727,000, while down from 1996 in percentage terms to 29.6% of prior year gross charge-offs. As of September 30, 1997, the Bank's net charge-off ratio was in the 70th peer percentile. It should be noted, as with the higher installment delinquencies, management views the growth in installment loan charge-offs to be temporary.

A timely charge-off policy and relatively low nonperforming loans have enabled the Company to carry a reserve for loan losses below peers. As a percent of total loans, the loss reserve ratio has increased to a 1.47% level for the year ended 1997. Though the reserve ratio is presently in the 59th peer percentile, coverage over nonperforming loans as of September 30, 1997 was well above the norm in the 87th percentile; management believes the year-end level at 298% to be ample. The Company's small business loan orientation has historically reduced the likelihood of large, single borrower charge-offs. Another measure of comfort to management is that after conservative allocation by specific customer and loan type, over 14% of loan loss reserves remains available for absorbing general, unforeseen loan losses.

The annual loan loss provision has characteristically been well in excess of net charge-offs, which have had coverage of over 1.2 times since 1990. This practice has enabled a steady increase in the loan loss reserve level, which rose by $4.3 million or 53.0% to an all-time high of $12.4 million at year-end 1997 (includes a $3.5 million valuation allowance to absorb acquired Key and Fleet loan charge-offs). As a percentage of average loans, the annual loan loss provision was well above the peer norm in the 77th percentile as of September 30, 1997. For full year 1997, the loss provision ratio was .60%, having remained in a .34% to .48% range during the prior three year period. This upward movement reflects the need to cover 1997's higher net charge-offs by 125% (excluding those pertaining to acquired Key and Fleet loans) so as to keep pace with record loan growth and maintain the loss reserve ratio at an adequate level.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance which have been charged to expenses.

                                          ---------------------------------------------------------------------------
                                                                 Years ended December 31,
                                          ---------------------------------------------------------------------------
                                              1997           1996           1995           1994           1993
                                              ----           ----           ----           ----           ----
                                                                   (Dollars in thousands)
Amount of loans outstanding at end of
  period                                     $845,027       $658,367       $573,620       $510,739       $443,601
                                             --------       --------       --------       --------       --------

Daily average amount of loans (net of
  unearned discounts)                        $749,596       $602,717       $519,762       $446,135       $382,680
                                             --------       --------       --------       --------       --------

Balance of allowance for possible
  loan losses at beginning of period            8,128          6,976          6,281          5,706          4,982

Loans charged off:
   Commercial, financial, and
     agricultural                                 418            324            454            502            236
   Real estate construction                         0              0              0              0              0
   Real estate mortgage                            25             26             48             41             19
   Installment                                  4,006          2,108          1,256          1,072          1,155
                                             --------       --------       --------       --------       --------
      Total loans charged off                   4,449          2,458          1,758          1,615          1,410

Recoveries of loans previously charged off:
   Commercial, financial, and
     agricultural                                 185            224            213             38             85
   Real estate construction                         0              0              0              0              0
   Real estate mortgage                             1              1             27              1              1
   Installment                                    541            488            448            449            542
                                             --------       --------       --------       --------       --------
      Total recoveries                            727            713            688            488            628

Net loans charged off                           3,722          1,745          1,070          1,127            782
                                             --------       --------       --------       --------       --------
Additions to allowance charged to
  expense (1)                                   4,480          2,897          1,765          1,702          1,506
                                             --------       --------       --------       --------       --------

Reserves on acquired loans (2)                  3,548              0              0              0              0
                                             --------       --------       --------       --------       --------

Balance at end of period                     $ 12,434       $  8,128       $  6,976       $  6,281       $  5,706
                                             --------       --------       --------       --------       --------

Ratio of net chargeoffs to average
  loans outstanding                             0.50%          0.29%          0.21%          0.25%          0.20%

(1) The additions to the allowance during 1993 through 1997 were determined using actual loan loss experience and future projected loan losses and other factors affecting the estimate of possible loan losses.

(2) These reserve additions are attributable to loans purchased from Key Bank and Fleet Bank in association with the purchases of branch offices during 1997.

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated.

                -------------------------------------------------------------------------------------------------------------------
                                                            Years ended December 31,
                -------------------------------------------------------------------------------------------------------------------

                        1997                    1996                  1995                    1994                    1993
                ---------------------  --------------------  ----------------------  ---------------------  -----------------------
                            Percent                Percent                Percent                 Percent                 Percent
                            of Loans               of Loans               of Loans                of Loans                of Loans
                            in Each                in Each                in Each                 in Each                 in Each
                Amt. of     Category   Amt. of     Category   Amt. of     Category   Amt. of      Category    Amt. of     Category
                 Allow-     to Total    Allow-     to Total    Allow-     to Total    Allow-      to Total     Allow-     to Total
                  ance       Loans       ance       Loans       ance       Loans       ance        Loans        ance       Loans
                --------   ----------  --------   ---------  --------    ----------  --------    ---------  ----------    ---------
Commercial,
financial, &
agricultural    $ 4,136       19.2%     $2,668       18.4%     $2,035       17.4%      $1,832        15.9%     $3,464      15.7%

Real estate--
construction        --         --          --         --          --         --           --          --          --        --

Real estate--
mortgage          2,026       44.4%      2,234       44.1%      2,255       45.2%       2,222       47.0 %        341      49.0%

Installment       4,461       36.4%      2,309       37.5%      1,527       37.4%       1,422        37.1%      1,342      35.3%

Unallocated       1,811        N/A         917        N/A       1,159        N/A          805         N/A         559       N/A

    Total       $12,434      100.0%     $8,128      100.0%     $6,976      100.0%      $6,281       100.0%     $5,706      100.0%


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

------------------------------------------------------------------------------------------------------------------
                                               Sources of Funds
                                       Average Fourth Quarter Balances
                                                 ($ millions)
------------------------------------------------------------------------------------------------------------------
                                                                                                       Total
                                                                                                       Funds
  Year               IPC Deposits                Public Funds              Capital Borrowings         Sources
                --------------------------  --------------------------   --------------------------  -------------
                   Amount      % Total         Amount      % Total          Amount      % Total         Amount
                   ------      -------         ------      -------          ------      -------         ------
  1997             $1,190        82.1%           $163        11.2%            $ 97         6.7%         $1,450
  1996             $  903        75.6%           $124        10.4%            $168        14.1%         $1,195
  1995             $  921        86.8%           $128        12.6%            $  6         0.6%         $1,018
  1994             $  583        71.7%           $101        12.4%            $129        15.9%         $  813


The Company's funding matrix continues to benefit from a high level of IPC deposits, which reached an all-time high for a fourth quarter average of $1,190 million, up $287 million or 32% from the comparable 1996 period. IPC deposits are generally considered to be a bank's most attractive source of funding because of their general stability and relatively low cost, and because they represent a working customer base with the potential to be cross-sold a variety of loan, deposit and other financial service-related products.

Strongly impacting the Company's IPC funding source were the Key and Fleet branch acquisitions which took place in June and July of this year. These branches account for approximately $260 million or over 90% of the fourth quarter growth in IPC deposits. Following initial deposit attrition of a modest 3.3% through year-end 1997, steady acclimation of this new customer base within the Company will help reduce further erosion of this funding source during 1998.

The mix of CBSI's IPC deposits has changed over the last four years. The steady growth in time deposit share, from 38% of deposits in 1994 to 49% this year, reflects consumer movement away from immediately available, lower earning savings and money market accounts.

Deposits of local municipalities increased $39 million or 31% during the past year, with balances for fourth quarter 1997 averaging $163 million versus $124 million for the same quarter in 1996. The Key and Fleet branch acquisitions contributed $22 and $27 million, respectively, towards the increase. Excluding the Key and Fleet branches, the Bank experienced a $10 million or 8% decrease in municipal deposits. Under New York State Municipal Law, the Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, management considers this source of funding to be equivalent to capital market borrowings. As such, CBSI endeavors to price these deposits at or below alternative capital market borrowing rates. Utilization of municipal deposits has gradually been decreasing over the last four years as a percent of total funding sources.

Capital market borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. Also considered borrowing (though it serves as Tier I capital) is the $30 million in 9.75% company-obligated mandatorily redeemable preferred securities issued to support 1997's acquisitions. Capital market borrowings averaged $98 million or 7% of total funding sources for fourth quarter 1997 compared to $168 million or 14% of total funding sources for the same period in 1996. The lower level of borrowings in 1997 is largely due to the net proceeds from the Key and Fleet transaction being utilized to repay borrowings. As of December 31, 1997, nearly half or $60 million of capital market borrowings (excluding the aforementioned trust preferred securities) had original terms of one year or more.

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated.



                                               1997                        1996                          1995
                                  --------------------------- ---------------------------- ------------------------------
                                       Avg.          Avg.         Avg.           Avg.          Avg.              Avg.
(000's omitted)                      Balance      Rate Paid     Balance        Rate Paid      Balance         Rate Paid
                                  -------------- ------------ --------------  ------------ --------------- --------------

Noninterest-bearing demand
  deposits                        $  170,989         N/A      $  143,995          N/A       $  123,952           N/A
Interest-bearing demand
  deposit                            119,769        1.38%        100,278         1.40%          83,812          1.66%
Regular savings accounts             247,330        2.91%        241,199         2.87%         211,867          3.01%
Money market savings                  76,567        2.76%         65,448         2.48%          70,925          2.77%
Time deposits                        599,136        5.61%        481,250         5.49%         380,494          5.53%
                                  ----------                  ----------                    ----------
Total average daily
  amount of domestic
  deposits                        $1,213,791        3.67%     $1,032,170         3.53%      $  871,050          3.53%
                                  ==========                  ==========                    ==========

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1997 and 1996 are summarized below:

                                       ------------------------------
                                               At December 31,
                                       ------------------------------
(000's omitted)                           1997               1996
                                          ----               ----

Less than three months                   $33,240            $47,556

Three months to six months                29,420              9,944

Six months to one year                    19,340              7,856

Over one year                             11,439              3,558
                                         -------            -------
      Total                              $93,439            $68,914
                                         =======            =======

The following table summarizes the outstanding balance of short-term borrowings of the Company for the years indicated.

                                                                      At December 31,
                                                     --------------------------------------------------------
(000's omitted)                                             1997               1996                1995
                                                     -----------------  -----------------   -----------------
Federal funds purchased                                   $ 45,000            $31,800            $     --
                                                                                                       --
Term borrowings at banks (original term)
     90 days or less                                        20,000                 --                  --
     1 year                                                     --             65,000                  --
                                                          --------            -------            --------
          Balance at end of period                        $ 65,000            $96,800            $     --
                                                          ========            =======            ========
Daily average during the year                             $ 45,008            $46,535            $ 85,407
Maximum month-end balance                                 $128,000            $96,800            $188,200
Weighted average rate during the year                        5.74%              5.63%               6.29%
Year-end average rate                                        6.53%              6.07%               0.00%


INVESTMENTS

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

When choosing an appropriate investment for balance sheet management, the applied analytical method favored by the Company is total return. While the type of strategy considered ultimately determines the scope of analysis performed, management commonly tests the performance of its investment purchases over a one and three year forward time horizon, under conditions which include interest rate movements of up or down 300 basis points from current levels. It is through this methodology that prepayment risk, embedded option risk, and market value risk can be properly quantified by the Company.

Throughout 1997, the balance sheet of the Company exhibited a structurally asset sensitive profile, in large part due to the influence of the Key and Fleet branch deposit acquisitions consummated in mid summer of this year. As a result, investment strategies pursued were primarily designed to manage this asset sensitive interest rate risk exposure, with a focus on improving the relative performance of net interest income in both rising and falling interest rate environments.

Among the strategies employed by the Company during 1997 were the purchase of fixed rate U.S callable agency debentures with three to five years of initial call protection, as well as premium U.S. agency collateralized mortgage obligations (CMOs). In addition, a number of longer-dated insured municipal bonds were added to the portfolio because of their favorable risk/reward profile when compared to other investment alternatives.

Total portfolio growth slowed to 5.8% during the past year as many of the Company's capital resources were redirected towards funding growth in the loan portfolio. As such, much of the 1997 portfolio activity was the result of a reinvestment of funds from mortgage backed security prepayments and callable bond proceeds. Total portfolio outstandings as of December 31, 1997 were $612 million as compared to $579 million as of year-end 1996.

The composition of the portfolio continues to favor U.S. Governments and U.S. Agency mortgage-backed obligations, achieving effective use of regulatory risk-based capital. At December 31, 1997, these two security types (excluding Federal Home Loan Bank stock and Federal Reserve Bank stock) accounted for 96% of total portfolio investments versus 97% in the prior year.

The average life of the portfolio, including the exercise of embedded call options, increased slightly to 3.6 years as of year end. The increase reflects $87 million in agency bonds called this year, which resulted in $696,000 of bond discount accretion being taken into income; $221,000 was earned in 1996 on a $2.8 million called bond. This source of nonrecurring income added 11 basis points in average yield to the portfolio (excluding money market instruments) to 7.63% compared to 7.57% in 1996, which was higher by 10 basis points due to bond discount accretion and another favorable nonrecurring item. Through September 30, 1997, the portfolio's reported average yield at 7.64% was in the 92nd percentile based on the peer median of 6.74%.

Net losses on the sale of securities were $14,000 in 1997 versus gains of $32,000 in 1996. Gains and losses incurred by the portfolio are the result of normal investment management activity, which focuses on improving long-term portfolio earnings and market value performance.

INVESTMENT SECURITIES

The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:

                                                                    Years ended December 31,
                                        ------------------------------------------------------------------------------------
                                                 1997                        1996                         1995
                                        ------------------------------------------------------------------------------------
                                        Amortized                    Amortized                    Amortized
                                        Cost/Book       Market       Cost/Book       Market       Cost/Book      Market
(000's omitted)                           Value         Value          Value          Value         Value        Value
                                        ------------   ----------   -------------   -----------   -----------   ----------
U.S. Treasury securities
  and obligations
  of U.S. Government
  corporations and agencies              $164,199       $168,799      $248,264      $254,437      $202,802     $212,415

Obligations of states and
  political subdivisions                   10,221         10,575        17,796        18,292        15,409       16,077

Corporate securities                        3,091          3,201             2             2             2            2

Mortgage-backed securities                 86,148         88,838       103,795       105,765        97,593       99,848
                                         --------       --------      --------      --------      --------     --------
      TOTAL                              $263,659       $271,413      $369,857      $378,496      $315,806     $328,342
                                         ========       ========      ========      ========      ========     ========


The following table sets forth the amortized cost and market value for the Company's available-for-sale investment portfolio.

                                                                      Years ended December 31,
                                         ----------------------------------------------------------------------------------
                                                 1997                        1996                          1995
                                         -------------------------- ----------------------------- -------------------------
                                         Amortized                   Amortized                     Amortized
                                         Cost/Book      Market       Cost/Book       Market        Cost/Book       Market
(000's omitted)                            Value        Value          Value          Value          Value          Value
                                        ------------   ----------   -------------   -----------   -----------   -----------

U.S. Treasury securities
  and obligations
  of U.S. Government
  corporations and agencies              $ 82,027       $ 84,730      $ 39,684      $ 40,005        $ 32,334      $ 32,695

Obligations of states and
  political subdivisions                    9,960         10,310           437           452             435           459

Corporate securities                            0              0             0             0               0            73

Mortgage-backed securities                225,693        227,350       145,276       146,555          96,326        97,595

Equity securities (1)                      23,669         23,669        20,282        20,282          20,070        20,008

Federal Reserve Bank common stock           2,174          2,174         1,403         1,403           1,396         1,396
                                         --------       --------      --------      --------        --------      --------

      TOTAL                              $343,523       $348,233      $207,082      $208,697        $150,561      $152,226
                                         ========       ========      ========      ========        ========      ========


Net unrealized gains/(losses) on
  available-for-sale portfolio              4,710                        1,614                         1,665
                                         --------                     --------                      --------

Total Carrying Value                     $611,892                     $578,553                      $468,032
                                         ========                     ========                      ========

(1) Includes $23,059; $19,709; and $19,678 in FHLB common stock at December 31, 1997, 1996, and 1995, respectively.

The following table sets forth as of December 31, 1997, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                                                                            At December 31, 1997
                                                -------------------------------------------------------------------------------
                                                                    Amount             Amount
                                                    Amount        Maturing           Maturing
                                                   Maturing       After One          After Five         Amount         Total
                                                    Within        Year but           Years but         Maturing        Cost
                                                  One Year         Within             Within            After          Book
                                                   or Less       Five Years          Ten Years        Ten Years        Value
                                                -------------------------------------------------------------------------------
Held-to-Maturity Portfolio
--------------------------
U.S. Treasury and other
  U.S. government agencies                          $    5          $ 9,874           $129,978         $ 24,341        $164,198

Mortgage-backed securities                               0            3,293             41,863           40,993          86,149

States and political subdivisions                    4,811            5,257                153                0          10,221

Other                                                    0               52              2,492              547           3,091
                                                    ------          -------           --------         --------        --------
Total held-to-maturity portfolio value              $4,816          $18,476           $174,486         $ 65,881        $263,659
                                                    ======          =======           ========         ========        ========

Weighted average yield at year end (1)               8.95%            8.81%              7.58%            8.02%           7.80%

Available-for-Sale Portfolio:
-----------------------------
U.S. Treasury and other
  U.S. government agencies                          $   --          $ 6,007           $ 45,615         $ 30,406       $  82,028

Mortgage-backed securities                           1,953            1,414             18,093          204,232         225,692


States and political subdivisions                       10              249                 30            9,671           9,960


Other                                                    0                0                  0                0              --
                                                    ------          -------           --------         --------        --------
Total available-for-sale portfolio value            $1,963          $ 7,670           $ 63,738         $244,309        $317,680

Weighted average yield at year end (1)                8.20%            5.91%              7.53%            7.30%           7.32%


(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 35%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO) of the Company. In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management activities based upon estimated market risk sensitivity, policy limits, and the overall level and trend of market interest rates.

INTEREST RATE RISK

At Community Bank, N.A., the fundamental purpose behind interest rate risk management is to maximize net interest income over both a short-term tactical and longer-term strategic time horizon. Because the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify its sources of interest rate risk.

The primary tool used by the Company in managing interest rate risk is income simulation. The analysis begins by measuring the impact of differences in maturity and repricing of all balance sheet positions. Such work is further augmented by adjusting for prepayment and embedded option risk found naturally in certain asset and liability classes. Finally, balance sheet growth and funding expectations are added to the analysis in order to reflect the strategic initiatives set forth by the Company.

Changes in net interest income are reviewed after subjecting the balance sheet to an array of treasury yield curve possibilities including the traditional regulatory requirement of an immediate up or down shock of 200 basis points from current levels. While such an aggressive movement in rates provides management with good insight as to how its profit margins may perform under extreme market conditions, results from a more modest shift in interest rates are used as a basis to conduct day-to-day business decisions.

The following reflects the Company's one year net interest income sensitivity analysis as of December 31, 1997 assuming a step up or down in rates over a twelve-month period (one of the simulation tests used for day-to-day decision making). In addition, this test assumes a static, no growth balance sheet:

        Rate Change                                 Estimated
        Basis Points                       Net Interest Income Sensitivity
        ------------                       -------------------------------
            + 200                                    1.4%

            - 200                                   -5.0%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors of adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

LIQUIDITY

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on- and off-balance-sheet funding are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash flow funding needs over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90 day time horizons. As of year-end 1997, this ratio was 13.9% and 12.6%, respectively.

GAP REPORT
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES as of December 31, 1997



Volumes                      1-30     31-60      60-90   91-180   181-360    13-24    25-36    37-48    49-60    Over 60
($000's)                     Days      Days       Days     Days      Days   Months   Months   Months   Months     Months     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Due from banks                   -        -         -         -         -        -        -        -        -     82,106     82,106
Fixed Rate Debentures            -        -         -    10,000    20,932  120,720    9,874   71,839      550      2,499    236,414
Floating Rate Debentures     6,006                                                                                            6,006
Fixed Rate Mortgage
Backed                       3,109    3,871     3,214     9,887    20,405   44,044   41,538   29,230   25,406    100,361    281,065
Floating Rate Mortgage
Backed                      21,431        -         -         -         -        -        -        -        -          -     21,431
Other Investments              321      567       301     2,580     2,912    4,545    3,967    4,215      888     41,970     62,266
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL INVESTMENTS     30,867    4,438     3,515    22,467    44,249  169,309   55,379  105,284   26,844    226,936    689,288
------------------------------------------------------------------------------------------------------------------------------------

Mortgages:
   Adjustable Rate           1,724    2,014     3,815     5,775    17,489        -        -        -        -          -     30,817
   Fixed Rate                2,728    2,708     2,758     7,890    15,010   27,184   23,914   21,204   18,693     28,217    150,306
   Variable Home Equity     49,373        -         -         -         -        -        -        -        -          -     49,373
Commercial Variable        205,931        -         -         -         -        -        -        -        -          -    205,931
Other Commercial             5,014    5,054     5,094    15,527    32,177   27,726        -        -        -         64     90,656
Installment, Net            15,939   15,900    15,863    47,360    93,733  120,134        -        -        -      7,199    316,128
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL LOANS          280,709   25,676    27,530    76,552   158,409  175,044   23,914   21,204   18,693     35,480    843,211

Loan Loss Reserve                -        -         -         -         -        -        -        -        -    (12,434)   (12,434)
Other Assets                   397      397       397     1,191     2,382    4,764    4,764    1,588    1,390     96,406    113,676
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS               311,973   30,511    31,442   100,210   205,040  349,117   84,057  128,076   46,927    346,389  1,633,742
AVERAGE YIELD                 9.76%    8.85%     8.82%     8.79%     8.71%    8.33%    7.22%    7.45%    7.52%      3.17%      7.39%
====================================================================================================================================
LIABILITIES AND CAPTIAL:
Demand Deposits                  -        -         -         -         -        -        -        -        -    202,573    202,573
Savings / NOW                1,578    1,578     1,578     4,735    22,521   18,940        -        -        -    355,904    406,834
Money Markets                    -        -         -    63,207    22,160        -        -        -        -          -     85,367
CD's / IRA / Other          35,910   35,263    41,752   123,676   191,663  166,602   34,538   12,808    7,014      1,684    650,910
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL DEPOSITS        37,488   36,841    43,330   191,618   236,344  185,542   34,538   12,808    7,014    560,161  1,345,684

Short Term Borrowings       65,000        -         -         -         -        -        -        -        -          -     65,000
Term Borrowing                   -        -         -         -    35,000        -   15,000        -   10,000          -     60,000
Trust Securities                 -        -         -         -         -        -        -        -        -     29,804     29,804
Other Liabilities                -        -         -         -         -        -        -        -        -     15,241     15,241
Capital                          -        -         -         -         -        -        -        -        -    118,013    118,013
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
AND CAPITAL                102,488   36,841    43,330   191,618   271,344  185,542   49,538   12,808   17,014    723,219  1,633,742
AVERAGE RATE                  5.60%    5.28%     5.38%     4.67%     5.15%    5.52%    6.06%    5.87%    6.13%      1.53%      3.61%
====================================================================================================================================
GAP                        209,485   (6,330)  (11,888)  (91,408)  (66,304) 163,575   34,519  115,268   29,913   (376,830)
CUMULATIVE GAP             209,485  203,155   191,267    99,859    33,555  197,130  231,649  346,917  376,830          0
CUMULATIVE GAP /
TOTAL ASSETS                 12.82%   12.43%    11.71%     6.11%     2.05%   12.07%   14.18%   21.23%   23.07%      0.00%


Note:
IPC=Accounts of individuals, partnerships, and corporations.
Public=Accounts of U.S. government, state, and local municipalities.
85% of IPC savings are treated as core (>60 months). 100% of Public Fund Savings are treated as 181-360 days. 95% of IPC Money Markets are treated as core (91-180 days). 100% of Public Fund Money Markets are treated as 181-360 days. 15% of IPC Savings are spread over 24 months, and 5% of IPC Money Markets are in 181-360 days.
Totals may not foot due to rounding.

EFFECTS OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principals which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rate changes have a more significant impact on the Company's performance than the effects of general levels of inflation.

YEAR 2000

Our Company is keenly aware of the challenges presented by Year 2000 Business Risk compliance. We have established a task force comprised of key personnel to define and coordinate the Year 2000 effort. CBSI has adopted the five elements outlined by its banking regulators: Awareness, Assessment, Renovation, Validation, and Implementation. It is anticipated that complete review and verification of our internal systems, as well as those of our major service providers, will be accomplished by December 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This Statement will require the Company to report comprehensive income in its financial statements issued after December 31, 1997. For the Company, comprehensive income is determined by adding unrealized investment holding gains or losses during the period to net income.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires companies to disclose financial and descriptive information about its reportable business segments. Management believes the Company only operates in one segment, which is the banking segment. Therefore, disclosures required under this pronouncement will not affect the financial statements of the Company.

The following consolidated financial statements and auditor's reports of Community Bank System, Inc. and subsidiaries are contained on pages 34 through 54 of this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

- Consolidated Statements of Condition--
  December 31, 1997 and 1996

- Consolidated Statements of Income -
  Years ended December 31, 1997, 1996, and 1995

- Consolidated Statements of Changes in Shareholder's Equity -
  Years ended December 31, 1997, 1996, and 1995

- Consolidated Statements of Cash Flows -
  Years ended December 31, 1997, 1996, and 1995

- Notes to Consolidated Financial Statements -
  December 31, 1997

- Auditor's Report

Quarterly Selected Data (Unaudited) for 1997 and 1996 are contained on page 55


CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                                                                                  December 31,             December 31,
                                                                                          1997                     1996

---------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                                     $   82,106,403           $   52,534,726
    Federal funds sold                                                                       0                        0
---------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                     82,106,403               52,534,726

    Investment securities
      (approximate fair value of $619,646,000 and $587,193,000)                 $  611,891,978              578,553,291

    Loans                                                                          843,211,857              652,473,875
              Reserve for possible loan losses                                      12,433,812                8,127,752
---------------------------------------------------------------------------------------------------------------------------

Net loans                                                                          830,778,045              644,346,123
    Premises and equipment, net                                                     23,649,279               16,782,034
    Accrued interest receivable                                                     13,392,818               10,790,071
    Intangible assets, net                                                          58,671,755               31,241,489
    Other assets                                                                    13,251,973                9,616,928
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $1,633,742,251           $1,343,864,662
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                       $  202,573,162           $  144,351,214
      Interest bearing                                                           1,143,112,796              882,862,042
---------------------------------------------------------------------------------------------------------------------------

Total deposits                                                                   1,345,685,958            1,027,213,256
    Federal funds purchased                                                         45,000,000               31,800,000
    Borrowings                                                                      80,000,000              165,000,000
    Mandatorily redeemable capital securities of subsidiary                         29,803,688
    Accrued interest and other liabilities                                          15,240,622               10,499,179
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                1,515,730,268            1,234,512,435
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Preferred stock $1 par,  $100 stated value
         500,000 shares authorized
         45,000 shares issued and 0 and 45,000 outstanding                                   0                4,500,000
         Common stock no par $1.00 stated value for 1997; $1.25
           par for 1996; 20,000,000 and 5,000,000 shares authorized for 1997 and 1996, respectively; 7,586,512 and 7,474,406 (adjusted for stock split and change in par value) shares issued and
           outstanding for 1997 and 1996, respectively.                              7,586,512                4,671,504
       Surplus                                                                      32,401,331               33,584,773
       Undivided profits                                                            75,335,527               65,691,025
       Unrealized gains on available for sale securities, net                        2,778,913                  947,853
       Shares issued under employee stock plan - unearned                             (90,300)                 (42,928)
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         118,011,983              109,352,227
---------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $1,633,742,251           $1,343,864,662
===========================================================================================================================

The accompany notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                                                                                         Years Ended December 31,
                                                                                 1997              1996              1995
----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans                                                   $71,562,755       $56,931,658       $49,927,725
  Interest and dividends on investments:
     U.S. Treasury                                                                 269,240           493,117           993,238
     U.S. Government agencies and corporations                                  23,767,244        21,169,844        15,699,390
     States and political subdivisions                                             964,917         1,010,860         1,082,381
     Mortgage-backed securities                                                 18,317,165        16,074,631        13,081,731
     Other securities                                                            1,879,799         1,672,300         1,180,775
  Interest on federal funds sold and deposits with other banks                     867,046           336,002         1,421,785
----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                          117,628,166        97,688,412        83,387,025
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                          44,590,208        36,383,486        30,772,056
  Interest on federal funds purchased                                              698,859         1,152,922         1,118,220
  Interest on short-term borrowings                                              1,884,314         1,465,894         4,257,866
  Interest on long-term  borrowings                                              7,578,370         3,420,155           158,756
----------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                          54,751,751        42,422,457        36,306,898
----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                             62,876,415        55,265,955        47,080,127
Less: Provision for possible loan losses                                         4,480,000         2,897,068         1,765,148
----------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                             58,396,415        52,368,887        45,314,979
----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME:
  Fiduciary and investment services                                              1,725,084         1,522,653         1,446,898
  Service charges on deposit accounts                                            5,054,542         4,037,150         3,326,274
  Commissions on investment products                                             1,001,588           782,178           473,101
  Other service charges, commissions and fees                                    2,397,375         1,719,251         1,323,026
  Other operating income                                                         1,643,151           780,834           140,720
  Investment security gain (loss)                                                 (13,881)            32,394         (152,375)
----------------------------------------------------------------------------------------------------------------------------------

Total other income                                                              11,807,859         8,874,460         6,557,644
----------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits                                                22,944,801        19,247,336        16,756,706
  Occupancy expense, net                                                         3,426,189         3,073,107         2,608,104
  Equipment and furniture expense                                                2,727,739         2,318,489         1,991,541
  Amortization of intangible assets                                              3,702,850         2,728,886         1,569,478
  Other                                                                         12,997,062        10,082,166        10,092,890
----------------------------------------------------------------------------------------------------------------------------------

Total other expenses                                                            45,798,641        37,449,984        33,018,719
----------------------------------------------------------------------------------------------------------------------------------

  Income before income taxes                                                    24,405,633        23,793,363        18,853,904

Income taxes                                                                     8,844,127         9,660,319         7,384,000
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $15,561,506       $14,133,044       $11,469,904
==================================================================================================================================

EARNINGS PER COMMON SHARE - BASIC                                                    $2.05             $1.85             $1.72
==================================================================================================================================
EARNINGS PER COMMON SHARE - DILUTED                                                  $2.02             $1.83             $1.70
==================================================================================================================================

The accompany notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                                                COMMON
                                                                                                SHARES      UNREALIZED
                                                                                                ISSUED      NET GAINS
                                                                                                 UNDER     (LOSSES) ON
                              PREFERRED      COMMON      STOCK                                  EMPLOYEE    AVAILABLE-
                                           ----------------------                 UNDIVIDED    STOCK PLAN    FOR-SALE
                                  STOCK     SHARES      AMOUNT         SURPLUS      PROFITS    -UNEARNED     SECURITIES     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                 5,576,300  $3,485,187   $14,885,096   $49,853,313    ($3,667)  ($1,930,414)  $66,289,515
  Net income - 1995                                                               11,469,904                             11,469,904
  Cash dividends:
      Preferred, $9.00
        per share                                                                   (253,125)                              (253,125)
      Common, $0.62 per
        share                                                                     (3,990,591)                            (3,990,591)
 Issuance of preferred
   stock                     $9,000,000                                                                                   9,000,000
 Repurchase of preferred
   stock                     (4,500,000)                                                                                 (4,500,000)
 Issuance of common stock                  1,725,000   1,078,125    17,364,533                                           18,442,658
  Common stock issued
   under employee
   stock plan                                 57,950      36,219       705,644                  (47,846)                    694,017

Market value adjustment
  on available-for-sale
  investments                                                                                               2,907,871     2,907,871
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995  4,500,000    7,359,250   4,599,531    32,955,273    57,079,501    (51,513)      977,457   100,060,249
  Net income - 1996                                                               14,133,044                             14,133,044
  Cash dividends:
    Preferred, $9.00 per
      share                                                                         (405,000)                              (405,000)
    Common, $0.69 per
      share                                                                       (5,116,520)                            (5,116,520)
Common stock issued
  under employee stock plan                   33,906      21,192       554,817                    8,585                     584,594
Common stock issued
  in acquisition                              81,250      50,781        74,683                                              125,464

Market value adjustment
  on available-for-sale
  investments                                                                                                 (29,604)      (29,604)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996  4,500,000    7,474,406   4,671,504    33,584,773    65,691,025    (42,928)      947,853   109,352,227
  Net income - 1997                                                               15,561,506                             15,561,506
  Cash dividends:
    Preferred, $9.00 per
      share                                                                         (180,000)                              (180,000)

    Common, $0.76 per
      share                                                                       (5,737,004)                            (5,737,004)

  Preferred stock redeemed   (4,500,000)                              (180,000)                                          (4,680,000)

Common stock issued
  under employee
  stock plan                                 112,106      95,660     1,815,906                  (47,372)                  1,864,194
Change in par value                                0   2,819,348    (2,819,348)                                                   0

Market value adjustment
  on available-for-sale
  investments                                                                                               1,831,060     1,831,060
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997  $       0    7,586,512  $7,586,512   $32,401,331   $75,335,527    (90,300)   $2,778,913   118,011,983
====================================================================================================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
FOR TWELVE MONTHS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                            $ 15,561,506    $ 14,133,044   $ 11,469,904
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                         2,130,434       1,948,619      1,618,205
      Net amortization of intangible assets                                3,702,850       2,728,886      1,569,477
      Net accretion of security premiums and discounts                         8,005      (1,690,528)    (1,422,859)
      Provision for loan losses                                            4,480,000       2,897,068      1,765,148
      Provision for deferred taxes                                          (223,394)     (1,840,573)       (99,586)
      (Gain)\Loss on sale of investment securities                            13,881         (32,394)       152,375
      (Gain)\Loss on sale of loans and other assets                         (158,033)        (91,780)      (140,720)
      Change in interest receivable                                       (2,602,746)     (1,639,568)    (2,493,177)
      Change in other assets and other liabilities                         1,750,674       1,254,964       (679,527)
      Change in unearned loan fees and costs                                (883,108)       (659,412)      (225,949)
-----------------------------------------------------------------------------------------------------------------------
     Net cash Provided by operating activities                            23,780,069      17,008,326     11,513,291
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from sales of investment securities                            51,916,026      15,803,016      4,125,000
  Proceeds from maturities of held to maturity investment securities     114,946,856      77,849,167     35,575,390
  Proceeds from maturities of available for sale investment               13,507,367      27,014,893     28,579,113
   securities

  Purchases of held to maturity investment securities                     (7,989,300)   (130,151,635)   (97,175,179)
  Purchases of available for sale investment securities                 (202,645,932)    (99,364,521)   (54,418,605)
  Net change in loans outstanding                                       (103,025,001)    (93,336,338)   (64,934,240)
  Loans purchased in branch acquisition                                  (86,800,537)              0    (12,835,406)
  Capital expenditures                                                    (9,042,922)     (1,775,188)    (8,831,705)
  Proceeds from sales of capital assets                                            0               0        939,922
  Premium paid for branch acquisitions                                   (31,133,116)              0    (29,621,013)
-----------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                              (260,266,559)   (203,960,606)  (198,596,723)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net change in demand deposits, NOW accounts, and savings accounts       (6,835,157)    (22,671,180)   (58,313,216)
  Net change in certificates of deposit                                   15,967,588      32,938,212     13,045,466
  Deposits assumed in branch acquisition                                 309,340,271               0    382,576,350
  Net change in Federal Funds purchased                                   13,200,000     171,800,000     25,000,000
  Net change in term borrowings                                          (85,000,000)       (550,000)  (162,300,000)
  Issuance of mandatorily redeemable capital securities of subsidiary     29,803,688               0              0
  Debt issuance costs                                                     (1,222,041)              0              0
  Issuance (retirement) of common and preferred stock                     (3,451,047)        457,142     23,321,763
  Cash dividends                                                          (5,745,135)     (5,390,271)    (3,866,017)
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                           266,058,167     176,583,903    219,464,346
-----------------------------------------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                       29,571,677     (10,368,377)    32,380,914
  Cash and cash equivalents at beginning of year                          52,534,726      62,903,103     30,522,189
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 82,106,403    $ 52,534,726   $ 62,903,103
=======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                  $ 52,235,280    $ 42,090,983   $ 35,002,244
=======================================================================================================================

Cash paid for income taxes                                              $  9,716,995    $ 10,654,673   $  7,635,999
=======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
ACTIVITIES:
Dividends declared and unpaid                                           $  1,517,262    $  1,345,393   $  1,214,144
=======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Community Bank System, Inc. (the Company) is a one bank holding company which wholly owns two active operating subsidiaries, Community Bank, N.A. (the Bank) and Benefit Plans Administrative Services, Inc. (BPA). In addition, the Company wholly owns a subsidiary trust and one inactive subsidiary. The Bank operates 67 customer facilities throughout Northern New York, the Finger Lakes Region, the Southern Tier, and Southwestern New York. It provides individual, business, agricultural, and government customers with a complete range of banking services, including qualified retirement plan administration, investment management, and personal trust services; retail and commercial loan and deposit products, and nondeposit annuities and investment products. BPA, located in Utica, New York, provides pension administration and actuarial services to various customers throughout New York State. The Bank wholly owns one nonbanking subsidiary, CBNA Treasury Management Corporation (TMC). TMC operates the cash management, investment, and treasury functions of the Bank. During 1997, the Company formed a subsidiary business trust, Community Capital Trust I, for the purpose of issuing manditorily redeemable convertible securities, which are considered Tier I capital under regulatory capital adequacy requirements. (see Note Q).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: the Bank and its subsidiary TMC; BPA, and a currently inactive nonbanking subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

INVESTMENT SECURITIES
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities has been classified as trading securities.

The average cost method is used in determining the realized gains and losses on sales of investment securities, which are reported under other income as investment security gains (losses). Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity, estimated life, or earliest call date of the related security.

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

OTHER REAL ESTATE

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance plus settlement costs, or fair value less estimated costs of disposal, At December 31, 1997 and 1996, other real estate, included in other assets, amounted to $881,456 and $745,504, respectively.

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

INCOME TAXES

Provisions for income taxes are based on taxes currently payable or refundable, and deferred taxes are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

EARNINGS PER SHARE AND STOCK SPLIT

As of December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Under this new standard, both basic and diluted earnings per share are presented for each period for which an income statement is presented. Basic earnings per share is computed on the basis of actual weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of outstanding common stock equivalents.

On March 12, 1997, a two-for-one split of the Company's common stock was effected in the form of a stock dividend of one share of common stock for each share of common stock outstanding at the close of business on February 10, 1997. The number of authorized shares of common stock was increased from 5,000,000 to 20,000,000 pursuant to shareholder approval. All share and per share data of prior periods has been restated, where required, to retroactively reflect the stock split.

During 1997, the par value of the Company's common stock was changed from $1.25 par to no par $1.00 stated value per share.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The fair values of investment securities, loans, and deposits have been disclosed in footnotes C, D, and G, respectively.

NOTE B:  BRANCH ACQUISITIONS

During 1997, the Company acquired certain assets and assumed certain liabilities relating to eight branch offices of Key Bank, N.A. located in Southwestern New York State and 12 branch offices of Fleet Bank located in Northern and Central New York State.

In July 1995, the Company acquired certain assets and assumed certain liabilities relating to fifteen branch offices of The Chase Manhattan Bank, N.A. located in the Northern, Central, and Finger Lakes Regions of New York State. In December 1995, the Company sold the assets and liabilities of three of these branches to another banking entity. A summary of these acquisitions and the divestiture activity is as follows:


                                                                        ACQUISITIONS
                                                  --------------------------------------------------------
                                                      KEY BANK         FLEET BANK          CHASE MANHATTAN        DIVESTITURE
                                                     (6/16/97)          (7/18/97)           BANK (7/14/95)         (12/15/95)
                                                  --------------------------------------------------------      -------------

CASH RECEIVED (PAID)                              $110,752,957        $76,516,971             $330,229,952      ($37,707,788)

LOANS ACQUIRED (DIVESTED)                           24,093,903         62,706,634               13,954,164        (1,118,758)

PROPERTY AND EQUIPMENT ACQUIRED (DIVESTED)           1,836,405          2,438,645                5,133,354          (741,500)

OTHER ASSETS AND (LIABILITIES) ACQUIRED                 34,323          (172,683)                1,247,553          (124,406)
(DIVESTED), NET

PURCHASE (DIVESTED) PRICE ALLOCATED TO:

    CORE DEPOSIT VALUE                                                                          16,375,717        (1,941,210)

    GOODWILL                                        13,563,861         17,569,255               15,635,610          (917,463)

                                                  ------------       ------------
                                                                                              ------------      -------------
DEPOSIT LIABILITIES ASSUMED (DIVESTED)            $150,281,449       $159,058,822             $382,576,350      ($42,551,125)

=============================================================================================================================


Net core deposit value and goodwill arising from these transactions is being amortized over ten years on an accelerated basis, and over a range of 15 to 25 years on a straight-line basis, respectively.

The transactions above have been recorded under the purchase method of accounting and, accordingly, the operating results of the branches acquired have been included in the Company's consolidated financial statements from the date of acquisition. Results of operations on a pro forma basis are not presented since historical financial information for the branches acquired is not available.

In July 1996, the Company acquired all of the outstanding shares of common stock of Benefit Plan Administrators, Inc., a pension administration and actuarial firm, in exchange for 81,250 shares of the Company's common stock. The transaction was accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for 1996 include the accounts of Benefit Plan Administrators. Consolidated financial statements for the prior periods presented were not restated as the effect on those periods is not significant.



NOTE C:  INVESTMENT SECURITIES
The amortized cost and estimated fair values of investments in securities as of December 31 are as follows:
                                                   1997                                            1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                  GROSS        GROSS   ESTIMATED                  GROSS        GROSS  ESTIMATED
                                AMORTIZED    UNREALIZED   UNREALIZED        FAIR   AMORTIZED UNREALIZED   UNREALIZED       FAIR
HELD-TO-MATURITY                     COST         GAINS       LOSSES       VALUE        COST      GAINS       LOSSES      VALUE
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies     $164,198,645  $4,607,000  $    7,000  $168,799,000  $248,264,441  $6,210,000  $ 37,000  $254,437,000

Obligations of
 states and political
 subdivisions                    10,221,035     355,000       1,000    10,575,000    17,795,714     499,000     3,000    18,292,000

Corporate Securities              3,090,597     111,000       1,000     3,201,000         1,500         500         0         2,000

Mortgage-backed securities       86,148,702   2,702,000      13,000    88,838,000   103,794,817   2,184,000   214,000   105,765,000
                               ------------  ----------  ----------  ------------  ------------  ----------  --------  ------------
   TOTALS                       263,658,979   7,775,000      22,000   271,413,000   369,856,472   8,893,500   254,000   378,496,000
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies       82,027,316   2,742,939      40,046    84,730,209    39,684,493     527,326   207,137    40,004,682

Obligations of
 states and political
 subdivisions                     9,960,459     349,594           0    10,310,053       436,856      15,574         0       452,430

Mortgage-backed securities      225,691,821   3,103,934   1,446,399   227,349,356   145,276,186   1,853,074   574,405   146,554,855
                               ------------  ----------  ----------  ------------  ------------  ----------  --------  ------------
   TOTALS                       317,679,596   6,196,467   1,486,445   322,389,618   185,397,535   2,395,974   781,542   187,011,967

Federal Home Loan Bank &
 other equity securities         23,669,431           0           0    23,669,431    20,282,002           0         0    20,282,002

Federal Reserve
 Bank common stock                2,173,950           0           0     2,173,950     1,402,850           0         0     1,402,850
                               ------------  ----------  ----------  ------------  ------------  ----------  --------  ------------
   TOTALS                       343,522,977   6,196,467   1,486,445   348,232,999   207,082,387   2,395,974   781,542   208,696,819
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain/(loss) on
  Available-for-Sale              4,710,022                                           1,614,432
------------------------------------------------------------------------------------------------------------------------------------
GRAND TOTAL
CARRYING VALUE                 $611,891,978                                        $578,553,291
====================================================================================================================================


The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturies will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                 HELD-TO-MATURITY                 AVAILABLE-FOR-SALE
                                             CARRYING        EST. MARKET                      EST. MARKET
                                               VALUE            VALUE            VALUE           VALUE
----------------------------------------------------------------------------------------------------------
Due in one year or less                     $4,815,772        $4,869,000         $10,000          $10,067
Due after one through five years            15,182,745        16,323,000       6,256,359        6,245,108
Due after five years through ten years     132,623,337       135,777,000      45,644,652       47,276,747
Due after ten years                         24,888,416        25,606,000      40,076,764       41,508,340
                                       -------------------------------------------------------------------
TOTAL                                      177,510,270       182,575,000      91,987,775       95,040,262
Mortgage-backed securities                  86,148,709        88,838,000     225,691,821      227,349,356
                                       -------------------------------------------------------------------
TOTAL                                     $263,658,979      $271,413,000    $317,679,596     $322,389,618

==========================================================================================================


Proceeds from sales of investments in debt securities during 1997, 1996, and 1995 were $51,916,000, $12,940,000 and $3,950,000, respectively. Gross gains of approximately $283,000 and $32,000 for 1997 and 1996 respectively, and gross losses of $297,000 and $150,000 in 1997 and 1995, respectively, were realized on those sales.


Investment securities with a carrying value of $320,953,967 and $304,022,444 at December 31, 1997 and 1996, repectively, were pledged to collateralize deposits and securities sold under agreements to repurchase and for other purposes required by law.

NOTE D:   LOANS

Major classifications of loans at December 31 are summarized as follows:

---------------------------------------------------------------------------------------------------
                                                             1997                     1996
---------------------------------------------------------------------------------------------------
Real estate mortgages:
   Residential                                       $278,912,124             $224,998,461
   Commercial                                          85,962,156               56,958,511
   Farm                                                10,433,795                8,295,934
Agricultural loans                                     23,894,346               21,688,695
Commercial loans                                      138,066,982               99,682,495
Installment loans to individuals                      298,871,021              243,246,292
Other loans                                             8,886,538                3,496,175
                                                     ------------             ------------
                                                      845,026,962              658,366,563
Less:  Unearned interest, and deferred
            loan fees and costs, net                   (1,815,105)              (5,892,688)
         Reserve for possible loan losses             (12,433,812)              (8,127,752)
                                                     ------------             ------------

Net loans                                            $830,778,045             $644,346,123
==================================================================================================================

The estimated fair value of loans receivable at December 31, 1997 and 1996 was $848,000,000 and $662,000,000, respectively.


Changes in the reserve for possible loan losses for the years ended December 31 are summarized below:
------------------------------------------------------------------------------------------------------------------
                                                            1997                      1996                   1995
------------------------------------------------------------------------------------------------------------------
Balance at the beginning of year                     $ 8,127,752                $6,976,385             $6,281,109
Reserves on acquired loans                             3,547,641
Provision charged to expense                           4,480,000                 2,897,068              1,765,148
Loans charged off                                     (4,448,281)               (2,458,651)            (1,757,584)
Recoveries                                               726,700                   712,950                687,712
                                                     -----------                ----------             -----------
Balance at end of year                               $12,433,812                $8,127,752             $6,976,385
                                                     ===========                ==========             ===========

As of December 31, 1997 and 1996, the Company's impaired loans for which specific valuation allowances were recorded were not significant.


NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

------------------------------------------------------------------------------------------
                                                            1997                      1996
-------------------------------------------------------------------------------------------
Land and land improvements                           $ 4,417,606               $ 3,715,154
Bank premises owned                                   19,980,010                16,026,615
Equipment                                             16,578,656                12,378,636
                                                     -----------               ------------
      Premises and equipment gross                    40,976,272                32,120,405
Less:  Allowance for depreciation                     17,326,993                15,338,371
                                                     -----------               ------------
      Premises and equipment net                     $23,649,279               $16,782,034
===========================================================================================


NOTE F:  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

------------------------------------------------------------------------------------------
                                                            1997                      1996
------------------------------------------------------------------------------------------
Core deposit intangible                              $14,434,507               $15,007,907
Goodwill and other intangibles                        52,760,397                21,591,942
                                                     -----------               -----------
     Intangible assets, gross                         67,194,904                36,599,849
Less:  Accumulated amortization                       (8,523,149)               (5,358,360)
                                                     -----------               -----------
     Intangible assets, net                          $58,671,755               $31,241,489
==========================================================================================

NOTE G:  DEPOSITS

Deposits by type at December 31 are as follows:

------------------------------------------------------------------------------
                                                  1997                    1996
------------------------------------------------------------------------------
Demand                                  $  202,573,162          $  144,351,214
Savings                                    492,201,426             387,545,640
Time                                       650,911,370             495,316,402
          Total Deposits                $1,345,685,958          $1,027,213,256
==============================================================================

The estimated fair values of deposits at December 31, 1997 and 1996 were approximately $1,348,000,000 and $1,027,000,000 respectively.

At December 31, 1997 and 1996, time certificates of deposit in denominations of $100,000 and greater totaled $93,439,246 and $68,914,112, respectively.

NOTE H:  BORROWINGS

At December 31, 1997 and 1996, outstanding borrowings were as follows:

------------------------------------------------------------------------------
                                                  1997                    1996
------------------------------------------------------------------------------

Federal funds purchased                   $ 45,000,000            $ 31,800,000
Federal Home Loan Bank advances             80,000,000             165,000,000
Mandatorily redeemable capital
  securities of subsidiary, net of
  discount of $196,312                     29,803,688                     0
                                         ------------             ------------

                                         $154,803,688             $196,800,000
==============================================================================

Federal Home Loan Bank advances are secured by a blanket lien on the Company's residential real estate loan portfolio and mortgage-backed securities portfolio.

Borrowings at December 31, 1997 have maturity dates as follows:

                                             WEIGHTED
                                           AVERAGE RATE              AMOUNT
                                          --------------          ------------

January 2, 1998                                6.38%              $ 45,000,000
February 2, 1998                               6.88%                20,000,000
July 22, 1998                                  6.50%                25,000,000
December 14, 1998                              5.69%                10,000,000
December 13, 2000                              5.86%                15,000,000
December 17, 2002                              6.20%                10,000,000
January 30, 2027                               9.75%                29,803,688
                                                                  ------------

                                               7.01%              $154,803,688
==============================================================================


NOTE I:  INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is as follows:

-----------------------------------------------------------------------------------------------
                                                1997                1996               1995
-----------------------------------------------------------------------------------------------
Current:
     Federal                              $8,071,488        $  8,909,495          $5,658,251
     State                                   996,033           2,591,397           1,825,335
Deferred:
     Federal                                (174,176)         (1,426,394)            (76,248)
     State                                   (49,218)           (414,179)            (23,338)
                                          ----------        ------------          ----------

Total income taxes                        $8,844,127        $  9,660,319          $7,384,000
===============================================================================================


Components of the net deferred tax asset, included in other assets, as of December 31 are as follows:

-----------------------------------------------------------------------------------------------
                                                1997                1996
-----------------------------------------------------------------------------------------------
Allowance for loan losses                 $3,630,000          $3,331,971
Postretirement and other reserves            607,577             606,481
Pension                                      373,735             348,537
Intangible assets                            279,172             184,239
Other                                        515,036             166,950

Total deferred tax asset                  $5,405,520          $4,638,178
                                          ----------          ----------

Investment securities                      2,186,796             901,553
Deferred loan fees                           363,034
Depreciation                                 252,167              91,965
                                          ----------          ----------
Total deferred tax liability              $2,801,997            $993,518
                                          ----------          ----------

Net deferred tax asset                    $2,603,523          $3,644,660
===============================================================================================

The Company has determined that no valuation allowance is necessary as it is more likely than not that deferred tax assets will be realized through future reversals of existing temporary differences and through future taxable income.

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

-----------------------------------------------------------------------------------------------------------------
                                                                  1997                1996               1995
-----------------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                                35.0%               35.0%              35.0%
Increase (reduction) in taxes resulting from:
     Tax-exempt interest                                         (1.2)               (1.3)              (1.8)
     State income taxes, net of federal benefit                   2.4                 5.8                6.2
     Other                                                        0.0                 1.1               (0.2)
                                                                 ----                ----               ----
Effective income tax rate                                        36.2%               40.6%              39.2%
=================================================================================================================

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1997, the Bank had approximately $21,186,000 in undivided profits legally available for the payment of dividends.

In addition, the Federal Reserve Board and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or an unsound practice. The Federal Reserve Board has indicated that banking organizations could generally pay dividends only out of current operating earnings. There are also statutory limits on the transfer of funds to the Company by its banking subsidiary whether in the form of loans or other extensions of credit, investments, or asset purchases. Such transfers by the Bank to the Company generally are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Furthermore, such loans and extensions of credit are required to be collateralized in specific amounts.

NOTE K:  BENEFIT PLANS

The Company has a noncontributory pension plan for all eligible employees which is administered by the Trust Department of Community Bank, N.A. under the direction of an appointed retirement board. The policy of the Company is to fund the plan to the extent of its maximum tax deductibility.

The net periodic pension cost and actuarial assumptions for the years ended December 31 were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                               1997                     1996                   1995
-----------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the year               $353,762                 $281,318               $197,695
Interest cost on projected benefit obligation               631,010                  596,266                551,207
Actual return on plan assets                             (1,819,260)              (1,257,927)            (1,424,112)
Administrative expenses                                     130,444                  123,625                 73,162
Net amortization and deferral                               916,794                  507,801                837,321
                                                        -----------              -----------            -----------

    Net periodic pension cost                              $212,750                 $251,083               $235,273
=======================================================================================================================
Discount rate                                                 7.00%                    7.25%                   7.0%
Expected long term rate of return on assets                    9.0%                     9.0%                   9.0%
Rate of increase in compensation levels                        4.0%                     4.0%                   4.0%
=======================================================================================================================

The following table presents a reconciliation of the plan's funded status at December 31:

------------------------------------------------------------------------------------------------
                                                               1997                     1996
------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
       Vested                                            $8,339,305               $7,386,006
       Nonvested                                            123,386                  105,342
                                                         ----------               ----------
       Accumulated benefit obligation                    $8,462,691               $7,491,348

The entire amount of unrecognized gains and losses is amortized over the average remaining service lives of the participants on a straight-line basis.

------------------------------------------------------------------------------------------------
                                                               1997                     1996
------------------------------------------------------------------------------------------------
Projected benefit obligation                            ($9,775,164)             ($8,893,253)
Plan assets at fair value                                10,689,215                9,095,755
                                                        -----------              -----------

Plan assets in excess of projected benefit                  914,051                  202,502
obligation

Unrecognized net loss/(gain) from past
experience different from that assumed and
effects of changes in assumptions                           275,476                  872,861

Unrecognized prior service cost, being
recognized over 17 years                                   (278,747)                (293,937)

Unrecognized net asset at date of adoption,
being recognized over 17 years                             (136,778)                (159,026)
                                                         ----------               ----------

 Prepaid pension cost included in other assets           $  774,002               $  622,400
================================================================================================


The decrease in the discount rate from 7.25% to 7% increased the projected benefit obligation at December 31, 1997 by $306,534.

Plan assets consist primarily of listed stocks, governmental securities, and cash equivalents. The plan is authorized to invest up to 10% of the fair value of its total assets in common stock of Community Bank System, Inc. At December 31, 1997 and 1996, the plan holds 41,128 and 52,128 shares, respectively, of the sponsor company common stock.

The Company also has an Employee Savings and Retirement Plan, which is administered by the Trust Department of Community Bank, N.A. The Employee Savings and Retirement Plan includes Section 401(k) and Thrift provisions as defined under the Internal Revenue Code. The provisions permit employees to contribute up to 15% of their total compensation on a pre-tax or post-tax basis. The Company matches 50% of the first 6% of employee contributions. Company contributions to the trust amounted to $757,444, $598,998, and $522,680 in 1997, 1996, and 1995, respectively.

The Company has deferred compensation agreements with its President and Chief Executive Officer and several former executives and officers whereby monthly payments are to be provided upon retirement over periods ranging from ten to 25 years. Expense recognized during 1997, 1996 and 1995 related to these agreements amounted to approximately $257,000, $377,000, and $369,000, respectively.

Effective January 1, 1996, the Board approved a Stock Balance Plan for nonemployee directors who have completed six months of service. The Plan is a nonqualified, noncontributory deferred compensation plan. The Plan provides benefits for periods of service prior to January 1, 1996 based on a predetermined formula. Amounts credited to participant accounts for all creditable service after January 1, 1996 are based on performance of the Company's stock. Participants become fully vested after six years of service. Benefits are payable in the form of an annuity on the first of the month following the later of a participant's disassociation from the Board or attainment of age 70. Unrecognized prior service cost of $628,206 is being amortized over 20 years. Expense related to the Plan recognized in 1997 and 1996 approximated $203,000, and $150,000, respectively.

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

The cost of postretirement benefits is recognized over the active service lives of employees. The Company is amortizing the transition obligation over a 20-year period. Net periodic postretirement benefit cost for the years ended December 31 include the following components:

                                               1997          1996           1995
--------------------------------------------------------------------------------
Service Cost                               $125,779      $111,252        $80,600

Amortization of transition                                                61,200
obligation over 20.1 years                   61,200        61,200

Amortization of prior service cost           18,610        10,200          5,100

Amortization of unrecognized net                                          13,400
loss over 19.3 years                         14,948        16,985

Interest on APBO less interest on
expected benefit payments                   195,508       164,656        163,800
                                           --------      --------       --------

Net periodic postretirement benefit        $416,045      $364,293       $324,100
cost

================================================================================

A 9.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1997, gradually decreasing to 5.5 percent by the year 2017. Increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of January 1, 1997 by $172,500 and increase the aggregate service cost and interest components of net periodic postretirement benefit cost for 1997 by $12,000. Discount rates of 7.25% for 1997 and 1996 were used to determine the accumulated postretirement benefit obligation. The following sets forth the funded status of the plan as of December 31:

-----------------------------------------------------------------------------------------------------------------------
                                                                                            1997                 1996
-----------------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation (APBO):
           Retirees                                                                      974,066           $  837,825
           Fully eligible active plan participants                                       273,103              153,558
           Other active plan participants                                              1,716,386            1,420,035
                                                                                      ----------           ----------

     Total APBO                                                                        2,963,555            2,411,418

Plan assets at fair value                                                                      0                    0
                                                                                      ----------           ----------

Accumulated postretirement benefits obligation in excess of plan                      (2,963,555)          (2,411,418)
assets

Unrecognized prior service cost                                                          279,055              126,100

Unrecognized portion of net obligation at transition                                     924,500              985,700

Unrecognized net loss                                                                    565,264              466,523
                                                                                      ----------           ----------

Accrued postretirement benefit cost                                                  ($1,194,736)         ($  833,095)
=======================================================================================================================

NOTE M:  STOCK-BASED COMPENSATION PLANS

The Company has long-term stock-based incentive compensation programs for directors, officers, and key employees including incentive stock options (ISO's), restricted stock awards (RSA's), nonqualified stock options (NQSO's), warrants, retroactive stock appreciation rights, and discounted options. The Company has authorized the grant of options for up to 605,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable at the end of five years of continued employment. Activity in these plans for 1997, 1996, and 1995 was as follows:


----------------------------------------------------------------------------------------------------------
                                      Options              Range of          Shares              Weighted
                                  Outstanding                Option     Exercisable               Average
                                                              Price                        Exercise Price
                                                          Per Share                                Shares
                                                                                              Outstanding
----------------------------------------------------------------------------------------------------------
Outstanding at
   December 31, 1994                  250,580         $7.75 - 15.13         149,680
Granted                                54,500         13.13 - 16.13
Exercised                             (51,800)         7.75 - 14.50
Forfeited                              (4,800)                 5.87
Outstanding at
   December 31, 1995                  248,480          6.75 - 19.13         123,500                $11.01
Granted                               177,300         16.00 - 19.13                                 17.80
Granted at a discount                  16,000                 12.13                                 12.13
Exercised                             (40,850)         7.75 - 13.13                                 11.55
Forfeited                              (3,300)         7.75 - 15.875                                 7.75
Outstanding at
   December 31, 1996                  397,630          6.75 - 19.13         168,460                 14.20
Granted                                  5700                 27.25
Exercised/cancelled                  (100,300)         7.50 - 16.125                                11.56
Forfeited                                   0
Outstanding at
   December 31, 1997                  293,030         $5.87 - 19.13         129,765                $14.53
==========================================================================================================

The Company granted 8,000 discounted options in 1996 and recognized compensation expense of approximately $13,000. Restricted stock awarded in 1997 and 1996 amounted to 5,700 and 1,500 shares, respectively. Total expense is based on the market value of the stock at the date of grant and is being accrued over the period the restrictions lapse. Expense in 1997, 1996, and 1995 was $145,753, $92,047, and $77,618, respectively. There were 356,600, 362,300; and 205,500 shares available for future grants or awards under the various programs described above at December 31, 1997, 1996, and 1995, respectively. Directors may elect to defer all or a portion of their director fees until a certain distribution date pursuant to a Deferred Compensation Plan. The administrator has established an account for each participating director and credits to such account the number of shares of Company common stock which would have been purchased with the director fees and shares equal to the amount of dividends which would have been received. On the distribution date, the director shall be entitled to receive either shares of the Company common stock equal to the number of shares accumulated or at the Company's election, cash equal to the fair value of the number of shares accumulated. There were 11,920 shares credited to participant accounts at December 31, 1997 for which a liability of approximately $373,000 was accrued and approximately $194,000 was recognized as expense in 1997.

The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for 1996, which establishes a fair-value-based method of accounting for stock compensation plans with employees and others. Alternatively, the statement allows that entities may continue to account for stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosure of pro forma amounts reflecting the difference between cost charged to operations pursuant to APB No. 25 and compensation cost that would have been charged to operations had Statement No. 123 been applied. The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans. Application of the fair-value-based accounting provision of Statement No. 123 results in the following pro forma amounts of net income and earnings per share:

--------------------------------------------------------------------------------
                                                        1997               1996
--------------------------------------------------------------------------------
Net Income:
   As reported                                   $15,561,506        $14,133,044
   Pro forma                                      15,372,474         13,699,412
Earnings per share:
   As reported                                         $2.05              $1.85
   Pro forma basic earnings per share                   2.03               1.79

The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rates by grant ranging from 5.48% to 7.83% during 1997 and 5.75% during 1996; dividend yields of 3.00% during 1997 and 3.95% during 1996; volatility factors of the expected market price of the Company's common stock of 45.93% for 1997 and 48.21% for 1996; and a weighted-average expected life of the option of 7.18 years for 1997 and 7.13 years for 1996.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, these results are not likely to be representative of the effects on reported net income for future years due to additional years of vesting. At December 31, 1997 the weighted average information for outstanding and exersisable shares is as follows:


------------------------------------------------------------------------------------------------------------------------------
                                                      Shares Outstanding                        Shares Exercisable
                                                              Weighted Average
Range of                                      Shares      -------------------------         Shares        Weighted Average
Exercise                                 Outstanding       Exercise      Remaining     Outstanding                Exercise
Price                                                         Price   Life (years)                                   Price
------------------------------------------------------------------------------------------------------------------------------
$ 0.0000 - $ 3.1313                                0        $0.0000            0.0               0                 $0.0000
$ 3.1314 - $ 6.2625                                0        $0.0000            0.0               0                 $0.0000
$ 6.2626 - $ 9.3938                           29,430        $7.5719            3.0          29,430                 $7.5719
$ 9.3939 - $12.5250                           15,600       $12.1250            8.0           2,800                $12.1250
$12.5251 - $15.6563                           65,100       $13.5622            6.6          26,300                $13.7230
$15.6563 - $18.7875                           77,000       $15.9937            8.0          30,276                $16.0017
$18.7876 - $21.9187                          100,200       $19.1250            9.0          40,959                $19.1250
$21.9188 - $25.0500                                0        $0.0000            0.0               0                 $0.0000
$25.0501 - $28.1813                            5,700       $27.2500            9.5               0                 $0.0000
$28.1814 - $31.3125                                0        $0.0000            0.0               0                 $0.0000
                                        --------------------------------------------------------------------------------------
                                             293,030       $15.6914            7.6         129,765                $14.5302
==============================================================================================================================

NOTE N:  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:


---------------------------------------------------------------------------------------------------
                                                         INCOME         SHARES        PER SHARE
                                                                                        AMOUNT

---------------------------------------------------------------------------------------------------
  1997      NET INCOME                                $15,561,506
            LESS: PREFERRED STOCK DIVIDENDS               (78,750)
                                                      -----------
            BASIC EPS                                  15,482,756      7,537,043         $2.05
                                                                                         =====
            EFFECT OF DILUTIVE SECURITIES:
              STOCK OPTIONS                                    0         139,283
                                                      --------------------------

            DILUTED EPS                               $15,482,756      7,676,326         $2.02
===================================================================================================

---------------------------------------------------------------------------------------------------
  1996      Net Income                                $14,133,044
            Less: Preferred stock dividends              (405,000)
                                                      -----------
            Basic EPS                                  13,728,044      7,407,212         $1.85
                                                                                         =====
            Effect of dilutive securities:
              Stock options                                    0          75,306
                                                      --------------------------

            Diluted EPS                               $13,728,044      7,482,518         $1.83
===================================================================================================

---------------------------------------------------------------------------------------------------
  1995      Net Income                                $11,469,904
            Less: Preferred stock dividends              (354,375)
                                                      -----------
            Basic EPS                                  11,115,529      6,457,288         $1.72
                                                                                         =====
            Effect of dilutive securities
              Stock options                                     0         65,122
                                                      --------------------------
            Diluted EPS                               $11,115,529      6,522,410         $1.70
===================================================================================================


NOTE O:  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

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


----------------------------------------------------------------------------------------------------
                                                                       1997                 1996
----------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent
credit risk at December 31:
   Letters of Credit
                                                                 $2,427,000             $843,000
   Commitments to make or purchase loans or
   to extend credit on lines of credit                          157,931,000           94,730,000
                  Total                                        $160,358,000          $95,573,000
====================================================================================================

The fair value of these financial instruments is not significant.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include residential real estate, income-producing commercial properties, and personal property. The Company has unused lines of credit totaling $43,486,000 and $0 at December 31, 1997 and 1996, respectively. The Company has additional unused borrowing capacity through collateralized transactions with the Federal Home Loan Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 1997 was $20,688,000 of which $2,000,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $18,688,000 was represented by cash on hand.

NOTE P:  LEASES

Rental expense included in operating expenses amounted to $913,306, $740,398, and $630,459 in 1997, 1996, and 1995, respectively.

The future minimum rental commitments as of December 31, 1997 for all noncancelable operating leases are as follows:

===============================================================================
Years ending
December 31:                         Building      Equipment          Total
===============================================================================

1998                                 $867,814        $18,447       $886,261
1999                                  649,067                       649,067
2000                                  575,328              0        575,328
2001                                  525,477              0        525,477
2002                                  444,695              0        444,695
Thereafter                          3,656,305              0      3,656,305
===============================================================================


NOTE Q:  REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guideline and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Bank meets all capital adequacy requirements to which it is subject and is "well capitalized" under the regulatory framework of prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                            For Capital               Prompt Corrective
                                               Actual                    Adequacy Purposes            Action Provisions
--------------------------------------------------------------------------------------------------------------------------------
                                          Amount     Ratio              Amount         Ratio          Amount           Ratio
--------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997:
Total Core Capital
    (to Risk Weighted Assets)            $98,001     10.5%             $74,469          8.0%         $93,087           10.0%

Tier I Capital
    (to Risk Weighted Assets)            $86,365      9.3%             $37,235          4.0%         $55,852            6.0%

Tier I Capital
    (to Average Assets)                  $86,365      5.7%             $60,892          4.0%         $76,115            5.0%

As of December 31, 1996:
Total Core Capital
    (to Risk Weighted Assets)            $85,291     11.8%             $57,675          8.0%         $72,094           10.0%

Tier I Capital
    (to Risk Weighted Assets)            $77,163     10.7%             $28,838          4.0%         $43,256            6.0%

Tier I Capital
    (to Average Assets)                  $77,163      6.2%             $49,918          4.0%         $62,398            5.0%
================================================================================================================================


NOTE R:  PARENT COMPANY STATEMENTS

---------------------------------------------------------------------------------------------------
                                          CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------------------------------
                                                                DECEMBER 31
                                                           1997                   1996
---------------------------------------------------------------------------------------------------
Assets:
    Cash and cash equivalents                      $    873,416           $  1,089,623
    Investment securities                               527,229                500,000
    Investment in and advances
        to subsidiaries                             148,623,329            109,613,349
    Other assets                                      1,514,286                  2,111
                                                   ------------           ------------

      Total assets                                 $151,538,260           $111,205,083
===================================================================================================

Liabilities:
    Accrued interest and other liabilities         $  2,800,853           $  1,852,856
    Borrowings                                       30,725,424
Shareholders' equity                                118,011,983            109,352,227

                                                   ------------           ------------
      Total liabilities and
        shareholders' equity                       $151,538,260           $111,205,083
===================================================================================================


                                       CONDENSED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31
                                                           1997                   1996                   1995
-------------------------------------------------------------------------------------------------------------
Dividends from subsidiaries                         $ 7,646,993            $ 5,521,520            $ 8,743,717
Interest on investments
    and deposits                                         50,368                 20,006                  6,376
                                                    -----------            -----------            -----------
        Total revenues                                7,697,361              5,541,526              8,750,093
                                                    -----------            -----------            -----------

Expenses:
    Interest on long term
       notes and debentures                           2,753,370                      0                      0
    Other Expenses                                        2,250                  2,005                  1,700
                                                    -----------            -----------            -----------
        Total expenses                                2,755,620                  2,005                  1,700
                                                    -----------            -----------            -----------

Income before tax benefit and
  equity in undistributed net
   income of subsidiaries                             4,941,741              5,539,521              8,748,393
Income tax benefit                                      980,331                      0                      0
                                                    -----------            -----------            -----------

Income before equity in
   undistributed net income
     subsidiaries                                     5,922,072              5,539,521              8,748,393

Equity in undistributed
   net income:
       Subsidiary banks                               9,639,434              8,593,523              2,721,511
       Bank-related subsidiaries                              0                      0                      0
                                                    -----------            -----------            -----------
Net Income                                          $15,561,506            $14,133,044            $11,469,904
=============================================================================================================


NOTE R:  PARENT COMPANY STATEMENTS (CONTINUED)

-----------------------------------------------------------------------------------------------------------------
                                          STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash, Cash Equivalents, and Noncash Activities

                                                                   YEARS ENDED DECEMBER 31
                                                           1997                   1996                   1995
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                      $15,561,506            $14,133,044            $11,469,904
    Adjustments to reconcile
      net income to net cash
      provided by operating activities:
        Equity in undistributed
          net income
          of subsidiaries                            (9,639,435)            (8,593,523)            (2,721,511)
        Net change other assets
          and accrued liabilities                       240,777                 14,840                 98,029
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided By
  Operating Activities                                6,162,848              5,554,361              8,846,422
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of available for
    sale investment securities                          (27,229)              (502,812)                (6,218)
  Sale of available for sale
    investment securities                                                      322,154                 25,000
  Capital contributions
    to subsidiaries                                 (27,374,880)              (378,334)           (28,516,591)
-----------------------------------------------------------------------------------------------------------------
Net Cash Used By
  Investing Activities                              (27,402,109)              (558,992)           (28,497,809)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net change in loans
    to subsidiaries                                    (500,000)               500,000
  Proceeds from issuance of junior
    subordinated debentures to subsidiary            30,719,236
  Issuance (retirement) of common
    and preferred stock                              (3,451,047)               457,143             23,321,762
  Cash dividends                                     (5,745,135)            (5,390,271)            (3,866,017)
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used)
  By Financing Activities                            21,023,054             (4,433,128)            19,455,745
-----------------------------------------------------------------------------------------------------------------
CHANGE IN CASH
  AND CASH EQUIVALENTS:                                (216,207)               562,241               (195,642)
    Cash and cash equivalents
      at beginning of year                            1,089,623                527,382                723,024
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                      $   873,416            $ 1,089,623            $   527,382
=================================================================================================================
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash Paid For Interest                              $ 1,497,175            $         0            $         0
=================================================================================================================
SUPPLEMENTAL DISCLOSURES
OF NONCASH FINANCING ACTIVITIES:
    Dividends declared
      and unpaid                                    $ 1,517,262            $ 1,345,393            $ 1,214,144
=================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                             COOPERS & LYBRAND L.L.P

                                             a professional services firm

Board of Directors and Shareholders
Community Bank System, Inc.

     We have audited the accompanying consolidated statements of condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Community Bank System, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand L.L.P.



Syracuse, New York
January 30, 1998


                                            TWO YEAR SELECTED QUARTERLY DATA

1997 RESULTS                                    1ST              2ND             3RD                4TH
(Dollars in Thousands)                      QUARTER          QUARTER         QUARTER            QUARTER            TOTAL
                                            -------          -------         -------            -------            -----
Net interest income                         $14,370          $14,585         $16,813            $17,108          $62,876
Provision for loan losses                       730              850           1,235              1,665            4,480
                                            -------          -------         -------            -------          -------
Net interest income after
   provision for loan losses                 13,640           13,735          15,578             15,443           58,396

Total other income                            2,326            2,530           3,403              3,549           11,808

Total other expense                          10,179           10,426          12,287             12,906           45,798
                                            -------          -------         -------            -------          -------

Income before income taxes                    5,787            5,839           6,694              6,086           24,406

Income taxes                                  2,122            2,171           2,459              2,092            8,844
                                            -------          -------         -------            -------          -------
Net income                                  $ 3,665          $ 3,668         $ 4,235            $ 3,994          $15,562
                                            =======          =======         =======            =======          =======

Earnings per share - Basic                  $  0.48          $  0.49         $  0.56            $  0.53          $  2.05
Earnings per share - Diluted                $  0.47          $  0.48         $  0.55            $  0.52          $  2.02
========================================================================================================================

1996 RESULTS                                    1st              2nd             3rd                4th
(Dollars in Thousands)                      Quarter          Quarter         Quarter            Quarter            Total
                                            -------          -------         -------            -------            -----
Net interest income                         $13,205          $13,590         $14,238            $14,233          $55,266
Provision for loan losses                       588              609             630              1,070            2,897
                                            -------          -------         -------            -------          -------
Net interest income after
   provision for loan losses                 12,617           12,981          13,608             13,163           52,369

Total other income                            1,953            2,001           2,440              2,480            8,874

Total other expense                           9,252            9,059           9,660              9,479           37,450
                                            -------          -------         -------            -------          -------
Income before income taxes                    5,318            5,923           6,388              6,164           23,793

Income taxes                                  2,180            2,398           2,596              2,486            9,660
                                            -------          -------         -------            -------          -------
Net income                                  $ 3,138          $ 3,525         $ 3,792            $ 3,678          $14,133
                                            =======          =======         =======            =======          =======

Earnings per share - Basic                  $  0.41          $  0.46         $  0.50            $  0.48          $  1.85
Earnings per share - Diluted                $  0.41          $  0.46         $  0.50            $  0.47          $  1.83
========================================================================================================================

ITEM 9.  CHANGES IN DISAGREEMENTS AND WITH ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

This item is incorporated by reference from the registrant's definitive Proxy Statement. Information concerning executive officers is included in Part I after
Item 4 of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

This item is incorporated by reference from the registrant's definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

This item is incorporated by reference from the registrant's definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

This item is incorporated by reference from the registrant's definitive Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

A.  Documents Filed

     1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

         -   Consolidated Statements of Condition --
             December, 31, 1997 and 1996

         -   Consolidated Statements of Income --
             Years ended December 31, 1997, 1996, and 1995

         - Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1997, 1996, and 19945

         -   Consolidated Statement of Cash Flows --
             Years ended December 31, 1997, 1996, and 1995

         -   Notes to Consolidated Financial Statements --
             December 31, 1997

         -   Auditor's report

         -   Quarterly selected data --
             Years ended December 31, 1997 and 1996 (unaudited)

     2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

     3.  Listing of Exhibits

         (11)  Statement re: Computation of earnings per share
         (21)  Subsidiaries of the registrant

                 - Community Bank, National Association, State of New York
                 - Community Capital Trust I, State of Delaware
                 - Community Financial Services, Inc., State of New York
                 - Benefit Plan Administrative Services, Inc., State of New York

B.   Reports on Form 8-K

     Report on Form 8-K was filed on December 10, 1997. Item number 5-other events: News release announcing CBSI filed application to list its common stock on the New York Stock Exchange.

C.   See Exhibit 14(a)(3) above.

D.   See Exhibit 14(a)(2) above

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COMMUNITY BANK SYSTEM, INC.

By: /s/ SANFORD A. BELDEN
    -----------------------------------------------
    Sanford A. Belden
    President, Chief Executive Officer and Director
    March 18, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March 1998.

         Name
         ----


/s/ DR. EARL W. MACARTHUR
--------------------------------------------------
Dr. Earl W. MacArthur
Chairman of the Board of Directors and Director


/s/ DAVID G. WALLACE
--------------------------------------------------
David G. Wallace
Treasurer



Directors:


/s/ JOHN M. BURGESS
-------------------------------------------------
John M. Burgess,  Director


/s/ RICHARD C. CUMMINGS
-------------------------------------------------
Richard C. Cummings, Director


/s/ WILLIAM M. DEMPSEY
-------------------------------------------------
William M. Dempsey, Director


/s/ NICHOLAS A. DICERBO
-------------------------------------------------
Nicholas A. DiCerbo, Director


/s/ JAMES A. GABRIEL
-------------------------------------------------
James A. Gabriel, Director


/s/ LEE T. HIRSCHEY
-------------------------------------------------
Hirschey, Director


/s/ DAVID C. PATTERSON
-------------------------------------------------
David C. Patterson, Director


/s/ WILLIAM N. SLOAN
-------------------------------------------------
William N. Sloan, Director