Form 10-Q
period 1998-03-31
COMMUNITY BANK SYSTEM INC
filed 1998-05-15
CIK 723188

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended March 31, 1998

                         Commission file number 0-11716

                           COMMUNITY BANK SYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 16-1213679
     -------------------------------                  ----------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                 5790 Widewaters Parkway, DeWitt, New York 13214
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  315/445-2282
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, No par value - 7,613,200 shares as of May 5, 1998.

================================================================================

                                      INDEX

                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

PART I.  INFORMATION

    Item 1.  Financial Statements (Unaudited)

           Consolidated balance sheets --
           March 31, 1998, December 31, 1997 and March 31, 1997

           Consolidated statements of income --
           Three months ended March 31, 1998 and 1997.

           Consolidated statements of cash flows --
           Three months ended March 31, 1998 and 1997


           Consolidated statements of comprehensive income --
           Three months ended March 31, 1998 and 1997.


    Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Securities Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
                                                                                   March 31        December 31             March 31
                                                                                       1998               1997                 1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                                 $    64,686,762     $    82,106,403     $    46,467,487
    Federal Funds Sold                                                            1,600,000                   0                   0
-----------------------------------------------------------------------------------------------------------------------------------
                                TOTAL CASH AND CASH EQUIVALENTS                  66,286,762          82,106,403          46,467,487
    Investment securities
       U.S. Treasury                                                              2,992,493           2,991,739           2,989,454
       U.S. Government agencies and corporations                                227,910,659         243,234,221         322,184,705
       States and political subdivisions                                         21,768,260          20,181,494          12,545,365
       Mortgage-backed securities                                               370,726,156         311,840,524         242,828,289
       Federal Reserve Bank                                                       2,173,950           2,173,950           2,134,200
       Other securities                                                          26,835,107          26,760,028          26,719,892
                                                                            -------------------------------------------------------
            Investment securities at Cost                                       652,406,625         607,181,956         609,401,905
       Market value adjustment on available for sale securities                   3,741,491           4,710,022            (269,428)
-----------------------------------------------------------------------------------------------------------------------------------
                                    TOTAL INVESTMENT SECURITIES                 656,148,116         611,891,978         609,132,477
    Loans                                                                       857,869,463         845,962,085         679,031,322
      Less: Unearned discount                                                     2,310,242           2,750,228           4,853,448
            Reserve for possible loan losses                                     12,433,894          12,433,812           8,400,477
-----------------------------------------------------------------------------------------------------------------------------------
                                                      NET LOANS                 843,125,327         830,778,045         665,777,397
    Bank premises and equipment                                                  24,116,529          23,649,279          16,563,027
    Accrued interest receivable                                                  13,544,060          13,392,818          13,288,228
    Intangible assets                                                            57,502,891          58,671,755          30,567,479
    Other assets                                                                 14,844,107          13,251,973          13,488,215
-----------------------------------------------------------------------------------------------------------------------------------
                                                   TOTAL ASSETS             $ 1,675,567,792     $ 1,633,742,251     $ 1,395,284,310
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                   $   197,455,823     $   202,573,162     $   137,976,026
      Interest bearing                                                        1,198,849,976       1,143,112,796         923,084,638
-----------------------------------------------------------------------------------------------------------------------------------
                                                 TOTAL DEPOSITS               1,396,305,799       1,345,685,958       1,061,060,664
    Federal funds purchased                                                               0          45,000,000          34,800,000
    Term borrowings                                                             111,000,000          80,000,000         150,000,000
    Company obligated mandatorily redeemable preferred securities of subsidiary Community Capital Trust 1 holding solely junior subordinated
    debentures of the company                                                    29,805,375          29,803,688          29,798,625
    Accrued interest and other liabilities                                       18,654,322          15,240,622          13,380,963
-----------------------------------------------------------------------------------------------------------------------------------
                                              TOTAL LIABILITIES               1,555,765,496       1,515,730,268       1,289,040,252
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
       Preferred stock $100 stated value                                                  0                   0                   0
       Common stock (7,602,968; 7,586,512; 7,518,262 shares)                      7,602,968           7,586,512           7,518,262
       Surplus                                                                   32,560,730          32,401,331          31,102,618
       Undivided profits                                                         77,502,669          75,335,527          67,822,605
       Accumulated other Comprehensive Income                                     2,213,092           2,778,913            (158,962)
       Shares issued under employee stock plan - unearned                           (77,163)            (90,300)            (40,465)
-----------------------------------------------------------------------------------------------------------------------------------
                                     TOTAL SHAREHOLDERS' EQUITY                 119,802,296         118,011,983         106,244,058
-----------------------------------------------------------------------------------------------------------------------------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 1,675,567,792     $ 1,633,742,251     $ 1,395,284,310
===================================================================================================================================

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                                        Three Months Ended
                                                                            March 31
                                                                             1998                 1997
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                               $19,839,103         $15,773,634
  Interest and dividends on investments:
     U.S. Treasury                                                              66,949              66,900
     U.S. Government agencies and corporations                               4,555,845           5,993,539
     States and political subdivisions                                         290,246             220,182
     Mortgage-backed securities                                              5,585,751           4,470,233
     Other securities                                                          484,064             395,663
  Interest on federal funds sold                                                67,529             127,443
  Interest on deposits at other banks                                              492                 414
-----------------------------------------------------------------------------------------------------------
                                       Total interest income                30,889,979          27,048,008
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits
     Savings                                                                 3,127,612           2,332,800
     Time                                                                    9,311,924           7,032,560
  Interest on federal funds purchased and
      term borrowings                                                        1,548,985           2,824,132
  Interest on mandatorily redeemable capital
     securities of subsidiary                                                  732,938             488,625
-----------------------------------------------------------------------------------------------------------
                                      Total interest expense                14,721,459          12,678,117
-----------------------------------------------------------------------------------------------------------
                                         Net interest income                16,168,521          14,369,891
Less:  Provision for possible loan losses                                    1,371,000             730,000
-----------------------------------------------------------------------------------------------------------
         Net Interest income after provision for loan losses                14,797,521          13,639,891
-----------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Fiduciary and investment services                                            470,523             381,539
  Service charges on deposit accounts                                        1,397,701             950,564
  Commissions on investment products                                           250,423             221,289
  Other service charges, commissions and fees                                  977,172             766,673
  Other operating  income                                                      321,371               6,180
  Investment security gain (loss)                                              266,145                   0
-----------------------------------------------------------------------------------------------------------
                                          Total other income                 3,683,335           2,326,245
-----------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                             6,443,718           5,261,450
  Occupancy expense, net                                                     1,071,072             802,565
  Equipment and furniture expense                                              801,842             629,020
  Amortization of intangible assets                                          1,168,864             674,010
  Other                                                                      3,178,643           2,812,224
-----------------------------------------------------------------------------------------------------------
                                        Total other expenses                12,664,140          10,179,269
-----------------------------------------------------------------------------------------------------------
                                  Income before income taxes                 5,816,716           5,786,867
Income taxes                                                                 2,129,000           2,122,000
-----------------------------------------------------------------------------------------------------------
                                                  NET INCOME               $ 3,687,716         $ 3,664,867
===========================================================================================================
                                  EARNINGS PER SHARE - BASIC                     $0.49               $0.48
                                                   - DILUTED                     $0.48               $0.47
===========================================================================================================

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Three Months Ended March 31, 1998 and 1997
                                                                                  1998                1997
-----------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                 3,687,716           3,664,867
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                             665,616             506,127
      Net amortization of intangible assets                                  1,168,864             674,010
      Net amortization of security premiums and discounts                    1,075,442              13,034
      Provision for loan losses                                              1,371,000             730,000
      Provision for deferred taxes                                             (99,961)           (534,417)
      (Gain)\Loss on sale of investment securities                            (266,145)                  0
      (Gain)\Loss on sale of loans and other assets                           (154,181)             (6,179)
      Change in interest receivable                                           (151,242)         (2,498,157)
      Change in other assets and other liabilities                           2,335,750             324,421
      Change in unearned loan fees and costs                                  (200,321)           (122,633)
-----------------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                               9,432,538           2,751,073
-----------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                              10,923,567                   0
  Proceeds from maturities of held to maturity investment securities        11,041,165           9,878,731
  Proceeds from maturities of available for sale investment securities      10,920,596           2,426,408
  Purchases of held to maturity investment securities                         (522,769)         (5,390,851)
  Purchases of available for sale investment securities                    (78,396,525)        (39,390,368)
  Net change in loans outstanding                                          (13,488,611)        (22,032,463)
  Capital expenditures                                                      (1,008,035)           (287,118)
     Net Cash Used By Investing Activities                                 (60,530,612)        (54,795,661)
-----------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts         11,020,805          (2,993,565)
  Net change in certificates of deposit                                     39,599,035          36,840,973
  Net change in Federal Funds purchased                                    (45,000,000)          3,000,000
  Net change in term borrowings                                             31,000,000         (15,000,000)
  Issuance of mandatorily redeemable capital securities of subsidiary                0          29,798,625
  Issuance (retirement) of common and preferred stock                          175,855          (4,135,397)
  Cash dividends                                                            (1,517,262)         (1,533,287)
-----------------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                              35,278,433          45,977,349
-----------------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                        (15,819,641)         (6,067,239)
  Cash and cash equivalents at beginning of year                            82,106,403          52,534,726
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  66,286,762          46,467,487
===========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                     $12,251,164         $10,464,668
===========================================================================================================
Cash Paid For Income Taxes                                                    $133,277          $1,620,380
===========================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                               $1,520,574          $1,353,287
===========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For Three Months Ended March 31, 1998 and 1997
                                                                                                   1998               1997
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Decrease in unrealized holding gains arising during period                                $ (690,441)       $ (1,875,958)
      Less:  reclassification adjustment for gains included in
                 net income                                                                       (266,145)                  0
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                                            (956,586)         (1,875,958)
Income tax expense related to items of other comprehensive income                                  390,765             769,143
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                            (565,821)         (1,106,815)

Plus:  Net income                                                                                3,687,716           3,664,867
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                           $ 3,121,895         $ 2,558,052
===============================================================================================================================

                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     On January 29, 1997, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust I, a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% company-obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets on the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on March 31, 1998 were $30,733,375 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income as displayed in the Statement of Comprehensive Income.

NOTE B -- EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31:

----------------------------------------------------------------------------------------
                                               Income         Shares    Per Share Amount
----------------------------------------------------------------------------------------
1998 Net Income                              $ 3,687,716

     BASIC EPS                                 3,687,716    7,598,054        $0.49
                                                                             =====
     Effect of diluted securities:
        Stock options                                  0      144,888
                            -----------------------------------------------
        DILUTED EPS                          $ 3,687,716    7,742,942        $0.48
                                                                             =====
----------------------------------------------------------------------------------------
1997 Net Income                              $ 3,664,867
     Less:  Preferred stock dividends            (78,750)
                                             -----------

     BASIC EPS                                 3,586,117    7,501,482        $0.48
                                                                             =====
     Effect of diluted securities:
        Stock options                                  0      118,851
                             ----------------------------------------------
        DILUTED EPS                          $ 3,586,117    7,620,333        $0.47
                                                                             =====
----------------------------------------------------------------------------------------

PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements

     The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management Discussion and Analysis of Financial Condition and of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 1998 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through December 31, 1997 as provided by the Federal Reserve System; the peer group is comprised of 140 bank holding companies having $1 to $3 billion in assets.

                                                            COMMUNITY BANK SYSTEM, INC.                                       Page 9
                                                               SUMMARY OF OPERATIONS
                                                         EARNINGS AND BALANCE SHEET RECAP
                                                                 1ST QUARTER 1998
000s Omitted                                           Three Months Ended March 31,                   Three Months Ended,

 Line                                                                   Change   Change      Mar 31        Dec 31    Change   Change
 No.                                               1998        1997     Amount  Percent        1998          1997    Amount  Percent
 ---                                               ----        ----     ------  -------        ----          ----    ------  -------
 1  Net interest income                         $16,168     $14,370     $1,798    12.5%     $16,168       $17,109     ($941)   -5.5%

 2  Loan loss provision                           1,371         730        641    87.8%       1,371         1,665      (294)  -17.7%

 3  Net interest income after                    14,797      13,640      1,157     8.5%      14,797        15,444      (647)   -4.2%
    provision for loan losses

 4  Investment security
    gain (loss)                                     266           0        266    --            266           (19)      285     --

 5  Other income                                  3,416       2,326      1,090    46.9%       3,416         3,567      (151)   -4.2%

 6  Other expense                                11,494       9,505      1,989    20.9%      11,494        11,724      (230)   -2.0%

 7  Intangible amortization                       1,169         674        495    73.4%       1,169         1,182       (13)   -1.1%

 8  Income before income tax                      5,816       5,787         29     0.5%       5,816         6,086      (270)   -4.4%

 9  Income tax                                    2,129       2,122          7     0.3%       2,129         2,092        37     1.8%

10  Net income                                   $3,688      $3,665        $23     0.6%      $3,688         3,994     ($306)   -7.7%

    Earnings per share
11a Basic                                         $0.49       $0.48      $0.01     2.1%       $0.49         $0.53    ($0.04)   -7.5%
11b Diluted                                       $0.48       $0.47      $0.01     2.1%       $0.48         $0.52    ($0.04)   -7.7%
                                                  =====       =====      =====     ===        =====         =====    ======     ===

    -----------------------------
    At Period End
    -----------------------------

12  Loans                                      $855,559    $674,178   $181,381    26.9%    $855,559      $843,212   $12,347     1.5%

13  Investments (excl. mkt val adj)             654,042     609,431     44,611     7.3%     654,042       607,216    46,826     7.7%

14  Earning assets                            1,509,601   1,283,609    225,992    17.6%   1,509,601     1,450,428    59,173     4.1%

15  Loan loss reserve                            12,434       8,400      4,034    48.0%      12,434        12,434        (0)    0.0%

16  Intangible assets                            57,503      30,567     26,936    88.1%      57,503        58,672    (1,169)   -2.0%

17  Total assets                              1,675,568   1,395,284    280,284    20.1%   1,675,568     1,633,742    41,826     2.6%

18  Deposits                                  1,396,306   1,061,061    335,245    31.6%   1,396,306     1,345,686    50,620     3.8%

19  Borrowings                                  140,805     184,800    (43,995)   -23.8%    140,805       154,804   (13,999)   -9.0%

20  Total equity                               $119,802    $106,244    $13,558    12.8%    $119,802      $118,012    $1,790     1.5%

    -----------------------------
    Average Balances for Period
    -----------------------------

21  Loans                                      $849,211    $661,724   $187,487    28.3%    $849,211      $835,673   $13,538     1.6%

22  Investments (excl. mkt val adj)             637,942     608,487     29,455     4.8%     637,942       593,754    44,188     7.4%

23  Earning assets                            1,487,153   1,270,211    216,942    17.1%   1,487,153     1,429,427    57,726     4.0%

26  Total assets                              1,648,987   1,373,657    275,330    20.0%   1,648,987     1,583,747    65,240     4.1%

27  Deposits                                  1,376,320   1,038,433    337,887    32.5%   1,376,320     1,352,189    24,131     1.8%

28  Borrowings                                  136,602     213,961    (77,359)   -36.2%    136,602        97,522    39,080    40.1%

29  Total equity                               $119,309    $108,887    $10,422     9.6%    $119,309      $115,234    $4,075     3.5%



                                             COMMUNITY BANK SYSTEM, INC.                                                     Page 10
                                                SUMMARY OF OPERATIONS
                                                   KEY RATIO RECAP
                                                  1ST QUARTER 1998

000s Omitted
                                             Three Months Ended March 31,                           Three Months Ended,

Line                                                    Change           Change             Mar 31   Dec 31    Change        Change
No.                                    1998     1997    Amount          Percent              1998     1997     Amount        Percent
---                                    ----     ----    ------          -------             ------   ------    ------        -------

30   Return on assets                  0.91%    1.08%    (0.17)%pts.       --                0.91%    1.00%   (0.09)%pts.      --

31a  Return on equity                 12.54%   13.79%    (1.25)%pts.       --               12.54%   13.75%   (1.21)%pts.      --
31b  Tangible return on  equity       14.89%   15.32%    (0.43)%pts.       --               14.89%   16.16%   (1.27)%pts.      --

32a  Net interest margin (FTE)         4.45%    4.62%    (0.17)%pts.       --                4.45%    4.79%   (0.34)%pts.      --
32b  Full-tax equivalent (FTE)          137      104        33           31.7%                137      135        2            1.5%

     Efficiency ratio
33a       Nominal                      64.2%    60.6%      3.6%pts.        --                64.2%    62.0%     2.2%pts.       --
33b       Excludes intangible amort.   58.3%    56.6%      1.7%pts.        --                58.3%    56.3%     2.0%pts.       --

34   Tier I leverage ratio             5.65%    7.74%    (2.09)%pts.       --                5.65%    5.67%   (0.02)%pts.      --

35a  Weighted average
     common shares                    7,743    7,620       123            1.6%              7,743    7,717       26            0.3%

35b  Period-end common
     shares outstanding               7,602    7,518        84            1.1%              7,602    5,857    1,745           29.8%
                                      ----------------------------------------              ---------------------------------------

36   Loan loss reserve /
     loans outstanding                 1.45%    1.25%     0.20 %pts.       --               1.45%     1.47%   (0.02)%pts.      --

37   Nonperforming loans /
     loans outstanding                 0.48%    0.49%    (0.01)%pts.       --               0.48%     0.49%   (0.01)%pts.      --

38   Loan loss reserve /
     nonperforming loans                303%     255%       48%pts.        --                303%      298%       5%pts.       --

39   Net charge-offs /
     average loans                     0.65%    0.28%     0.37%pts.        --               0.65%     0.76%   (0.11)%pts.      --

40   Loan loss provision /
     net charge-offs                    100%     160%      (60)%pts.       --                100%      104%      (4)%pts.      --

41   Nonperforming assets /
     loans outstanding + OREO          0.58%    0.60%    (0.02)%pts.       --               0.58%     0.60%   (0.02)%pts.      --
                                      ----------------------------------------              ---------------------------------------

42   Nonaccruing loans                2,532    2,253       279           12.4%             2,532     1,385    1,147           82.8%

43   90+ days delinquent              1,578    1,043       535           51.3%             1,578     2,788   (1,210)         -43.4%
                                      -----    -----       ---           ----              -----     -----   -------         ------

44   Tot nonperforming loans          4,110    3,296       814           24.7%             4,110     4,173      (63)          -1.5%

45   Troubled debt restructurings        88       53        35           66.0%                88        --       88            --

46   Other real estate                  870      726       144           19.8%               870       881      (11)          -1.2%
                                      -----    -----       ---           ----              -----     -----      ----         ------

47   Tot nonperforming assets         5,068    4,022     1,046           26.0%             5,068     5,054       14            0.3%
                                      ----------------------------------------              ---------------------------------------

48   Cash dividends declared
     per common share                 $0.20    $0.18     $0.02           11.1%             $0.20     $0.20    $0.00            0.0%

49   Common stock price              $34.00   $23.50    $10.50           44.7%            $34.00    $31.30    $2.70            8.6%

50a  Book value                      $15.76   $14.13     $1.63           11.5%            $15.76    $15.56    $0.20            1.3%
50b  Tangible book value              $8.18   $10.07    ($1.89)         -18.8%             $8.18     $7.82    $0.36            4.6%

Net income was essentially unchanged from the same period last year at $3.688 million (up .6%) while diluted earnings per share (EPS) were up 2.1% to $.48. The primary reason for the greater improvement in EPS was the absence of dividends on the Company's mid-1995 cumulative perpetual preferred stock, the remaining half of which was redeemed in March 1997. Return on equity (ROE) was off 1.25 percentage points to 12.54%. Performance was stronger on a cash basis, which excludes the non-cash amortization of premiums paid for acquisitions. Cash earnings per share rose 9.6% over the prior year to $.57, while tangible or cash return on equity was down 43 basis points to 14.89%.

A combination of both positive and negative factors influenced our first quarter earnings. On the positive side, loan growth continues to be good, up $12.3 million or 1.5% during the quarter; the contribution of the 20 branches acquired in mid-1997 from KeyBank, N.A. and Fleet Bank has been significant, accounting for over 40% of loan growth over the last six months. Also important to our results is a 14% reduction in net charge-offs to $1.37 million or .65% of average loans outstanding from uncharacteristically high levels for us in the fourth quarter of last year. While our loan loss provision expense accordingly fell $294,000, it nonetheless is $641,000 greater than one year earlier, before net charge-offs began to rise and loans began a $181 million or 27%, climb due to acquisitions and internal growth. Lastly, growth in overhead was a very modest $84,000 or .7% for the quarter compared to fourth quarter last year, after adjusting the latter downward for $314,000 in nonrecurring expense related to our 1997 acquisitions.

Dampening the bank's performance was the cost of the devastating January 1998 ice storm in the North Country, where a major portion of the Bank's branches and related operations center are located. Nearly $200,000 in incremental impact was incurred, comprised of expenditures for temporary power, repairs, and overtime along with higher borrowing costs and lost service charge income relating to overdrafts, deposit service charges and ATM fees. Also, a primary negative factor during the first quarter was the impact of unusually high mortgage refinancing activity nationwide, which caused the premiums on certain of our collateralized mortgage obligation securities (CMOs) to be written down on an accelerated basis in accordance with conservative accounting practice. The estimated cost of this write-down was approximately $300,000, the bulk of which was offset by $266,000 in gains from selling selected callable securities and reinvesting the proceeds in an instrument having more desirable interest rate risk characteristics. While high mortgage refinancing may continue, causing further CMO premium write-downs, no further expense related to the ice storm is expected.

When results for first quarter 1998 are compared to the fourth quarter 1997 level, net income and earnings per share were down by 7.7% or $306,000 and $.04 respectively. Excluding nonrecurring or unusual items in both periods, earnings per share were $.47 for the first quarter versus $.48 for the fourth quarter, down $.01 or 2.1%.

First quarter net interest income rose 12.5% or nearly $1.8 million versus the same period last year; compared to fourth quarter 1997, net interest income was off by 5.5% or $941,000. A variety of nonrecurring or seasonal factors influenced these results: first quarter 1997 benefited from nonrecurring loan late charges and was impacted by only two months' interest on the Company's then newly issued trust preferred securities, which funded acquisitions a few months later; the fourth quarter benefited from nonrecurring discount accretion on called investment securities as well as record fees from the Company's annual holiday loan payment extension program; and first quarter 1998 absorbed premium write-downs on CMO securities and various ice storm impacts.

Of the reduction in first quarter net interest income from the fourth quarter level, all but $42,000 or 4% can be explained by the above circumstances and fewer days in the quarter. Adjusting reported net interest income for items in all three periods results in a net interest margin of 4.56%, 4.65%, and 4.55% for first quarter 1997, fourth quarter 1997, and first quarter 1998, respectively. The reasons for the 10 basis point reduction in first quarter 1998's adjusted margin from the fourth quarter level are slightly lower loan yields, about a 17 basis point reduction in investment yields owing to the difficulty of investing in a flat Treasury yield curve environment, and a greater portion of borrowed funds. The impact of accelerated CMO premium amortization in the first quarter was about an 8 basis point reduction in the quarter's net interest margin.

Loans outstanding have increased by $28.7 million or 3.50% since September 30, 1997 to $855.6 million compared to $47.5 million growth for the same 1996-1997 six month period or 7.6%. The primary reasons for slowing growth are reduced installment loan generation, reflecting a tightening of underwriting standards in selected markets, as well as an interruption in normal consumer demand in the Company's Northern Region caused by the ice storm. Commercial loan growth remains good; growth over the most recent six month period was $23.5 million or 8.5%.

As previously discussed, asset quality improved in first quarter 1998 compared to fourth quarter 1997. The $230,000 reduction in net charge-offs largely reflects a 48% drop in the direct installment loan category partially offset by an 18% increase in indirect installment loan net charge-offs. Nonperforming loans remained virtually unchanged from year-end levels at a favorable .48% of outstandings, enabling the provision to be limited to replacing net charge-offs. Though the loan loss reserve to loans ratio decreased slightly to 1.45%, coverage over nonperformers remains an ample 3.0 times, compared to the 2.8 times industry norm at December 31, 1997. Combined delinquencies and nonaccruals improved to 1.51% of total loans at quarter end versus 1.82% at year end, remaining within the Company's internal guideline of 2.0%.

The Company's first quarter 1998 efficiency ratio (overhead compared to net interest and other income before net securities gains) rose to 64.2% from 62.0% at year end. Besides the reduction from fourth quarter levels in net interest income discussed above, noninterest income was lower by $151,000; the primary reasons are reduced personal trust estate fees, which periodically fluctuate, and lost overdraft, deposit service charges, and ATM fees estimated to be caused by the ice storm. Nonrecurring income was virtually the same in both periods at $320,000. And about half of the $84,000 increase in recurring overhead also reflects the ice storm (temporary power, repairs, and overtime).

Excluding all non-recurring items in the first quarter (except the accelerated write-down of CMO premiums, whose longevity is uncertain until the recent trend in mortgage refinancing activity becomes clearer) as well as the Company's relatively high level of intangible amortization, the efficiency ratio was 58.6%, slightly better than the peer bank norm of 58.9% as of December 31, 1997. Adjusted for the same non-recurring items, the ratio of noninterest income to operating income was 16.3%, a significant 2.2 percentage point increase over one year earlier, reflective of the Company's strategy to increase its income sources that are less susceptible to interest rate fluctuation.

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

Management believes that there will be no incomplete or untimely aspects in the Year 2000 implementation. Our overall assessment indicates that the Year 2000 effort will not have a material financial impact on current or future operating conditions or financial results.

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

         N/A

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           COMMUNITY BANK SYSTEM, INC.



Date:  May 14, 1998
                                       /s/ SANFORD A. BELDEN
                                       -----------------------------------------
                                           Sanford A. Belden, President and
                                              Chief Executive Officer



Date:  May 14, 1998
                                       /s/ DAVID G. WALLACE
                                       -----------------------------------------
                                           David G. Wallace,
                                             Senior Vice President
                                             Chief Financial Officer