Form 10-Q
period 1998-06-30
COMMUNITY BANK SYSTEM INC
filed 1998-08-14
CIK 723188

================================================================================

                                   FORM 10-Q

                                   ----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the six months ended June 30, 1998


                         Commission file number 0-11716



                           COMMUNITY BANK SYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         16-1213679
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


5790 Widewaters Parkway, Dewitt, New York                            13214
-----------------------------------------                         ----------
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


      Common Stock, No par value -- 7,622,291 shares as of August 11, 1998.

================================================================================

                                      INDEX

                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


PART I. INFORMATION

     Item 1. Financial Statements (Unaudited)

               Consolidated balance sheets --
               June 30, 1998, December 31, 1997 and June 30, 1997

               Consolidated statements of income --
               Three months ended June 30, 1998 and 1997 and six months ended June 30, 1998 and 1997.

               Consolidated statements of cash flows --
               Six months ended June 30, 1998 and 1997

               Consolidated statements of comprehensive income --
               Six months ended June 30, 1998 and 1997


     Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Securities Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K


COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                   June 30,       December 31,           June 30,
                                                                                       1998               1997               1997
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                                     $74,838,323        $82,106,403        $67,023,370
    Federal Funds Sold                                                                    0                  0                  0
----------------------------------------------------------------------------------------------------------------------------------
                                      TOTAL CASH AND CASH EQUIVALENTS            74,838,323         82,106,403         67,023,370
    Investment securities
       U.S. Treasury                                                              2,993,295          2,991,739          2,990,221
       U.S. Government agencies and corporations                                225,660,514        243,234,221        319,370,719
       States and political subdivisions                                         32,195,257         20,181,494         16,054,415
       Mortgage-backed securities                                               342,174,140        311,840,524        239,294,881
       Federal Reserve Bank                                                       2,173,950          2,173,950          2,134,200
       Other securities                                                          26,849,434         26,760,028         26,739,775
                                                                      ------------------------------------------------------------
            Investment securities at Cost                                       632,046,590        607,181,956        606,584,211
       Market value adjustment on available for sale securities                   4,046,781          4,710,022          3,000,704
----------------------------------------------------------------------------------------------------------------------------------
                                          TOTAL INVESTMENT SECURITIES           636,093,371        611,891,978        609,584,915

    Loans                                                                       896,046,139        845,962,085        739,877,063
      Less: Unearned discount                                                     1,793,865          2,750,228          3,999,641
            Reserve for possible loan losses                                     12,441,255         12,433,812          9,599,346
----------------------------------------------------------------------------------------------------------------------------------
                                                            NET LOANS           881,811,019        830,778,045        726,278,076
    Bank premises and equipment                                                  24,250,853         23,649,279         18,650,488
    Accrued interest receivable                                                  13,430,391         13,392,818         12,779,473
    Intangible assets                                                            56,340,078         58,671,755         43,497,116
    Other assets                                                                 12,531,438         13,251,973          8,695,710
----------------------------------------------------------------------------------------------------------------------------------
                                                         TOTAL ASSETS        $1,699,295,473     $1,633,742,251     $1,486,509,148
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                      $218,792,422       $202,573,162       $165,038,417
      Interest bearing                                                        1,197,598,613      1,143,112,796      1,067,516,205
----------------------------------------------------------------------------------------------------------------------------------
                                                       TOTAL DEPOSITS         1,416,391,035      1,345,685,958      1,232,554,622
    Federal funds purchased                                                       7,500,000         45,000,000         24,000,000
    Term borrowings                                                             105,000,000         80,000,000         75,000,000
    Company obligated mandatorily redeemable preferred securities of subsidiary Community Capital Trust 1 holding solely junior
      subordinated debentures of the company                                     29,807,063         29,803,688         29,800,313
    Accrued interest and other liabilities                                       17,927,532         15,240,622         14,462,723
----------------------------------------------------------------------------------------------------------------------------------
                                                    TOTAL LIABILITIES         1,576,625,630      1,515,730,268      1,375,817,658
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
       Preferred stock $100 stated value                                                  0                  0                  0
       Common stock (7,622,291; 7,586,512; 7,536,462 shares
         issued and outstanding)                                                  7,622,291          7,586,512          7,536,462
       Surplus                                                                   32,833,532         32,401,331         31,288,469
       Undivided profits                                                         79,880,254         75,335,527         70,134,146
       Accumulated Other Comprehensive Income                                     2,393,671          2,778,913          1,770,415
       Shares issued under employee stock plan - unearned                          (59,905)           (90,300)           (38,002)
----------------------------------------------------------------------------------------------------------------------------------

                                           TOTAL SHAREHOLDERS' EQUITY           122,669,843        118,011,983        110,691,490
----------------------------------------------------------------------------------------------------------------------------------
                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,699,295,473     $1,633,742,251     $1,486,509,148
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended             Six Months Ended
                                                                                 June 30,                      June 30,
                                                                          --------------------------------------------------------
                                                                           1998            1997           1998           1997
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                              $20,547,747    $16,357,461     $40,386,850  $32,131,095
  Interest and dividends on investments:
     U.S. Treasury                                                             67,168         67,134         134,117      134,034
     U.S. Government agencies and corporations                              4,329,725      6,514,477       8,885,570   12,508,016
     States and political subdivisions                                        354,494        188,906         644,740      409,088
     Mortgage-backed securities                                             5,264,685      4,422,296      10,850,436    8,892,529
     Other securities                                                         556,897        490,206       1,040,961      885,869
  Interest on federal funds sold                                               97,001         15,302         164,530      142,745
  Interest on deposits at other banks                                             503            410             995          824
----------------------------------------------------------------------------------------------------------------------------------
                                                Total interest income      31,218,220     28,056,192      62,108,199   55,104,200
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits
     Savings                                                                3,188,976      2,430,740       6,316,588    4,763,540
     Time                                                                   9,740,897      7,820,982      19,052,821   14,853,542
  Interest on federal funds purchased and
     term borrowings                                                        1,633,360      2,486,828       3,182,345    5,310,960
  Interest on mandatorily redeemable capital
     securities of subsidiary                                                 732,937        732,938       1,465,875    1,221,563
----------------------------------------------------------------------------------------------------------------------------------
                                               Total interest expense      15,296,170     13,471,488      30,017,629   26,149,605
----------------------------------------------------------------------------------------------------------------------------------
                                                  Net interest income      15,922,050     14,584,704      32,090,570   28,954,595
Less:  Provision for possible loan losses                                   1,303,078        850,000       2,674,078    1,580,000
----------------------------------------------------------------------------------------------------------------------------------
                  Net Interest income after provision for loan losses      14,618,972     13,734,704      29,416,492   27,374,595
----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Fiduciary and investment services                                           474,769        398,790         945,292      780,329
  Service charges on deposit accounts                                       1,628,261      1,060,071       3,025,962    2,010,635
  Commissions on investment products                                          348,006        270,287         598,429      491,576
  Other service charges, commissions and fees                               1,072,360        779,422       2,049,532    1,546,095
  Other operating  income                                                     159,697         21,743         481,068       27,923
  Investment security gain (loss)                                             999,383              0       1,265,528            0
----------------------------------------------------------------------------------------------------------------------------------
                                                   Total other income       4,682,476      2,530,313       8,365,811    4,856,558
----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                            6,542,199      5,224,241      12,985,917   10,485,691
  Occupancy expense, net                                                    1,003,655        767,247       2,074,727    1,569,812
  Equipment and furniture expense                                             814,640        680,964       1,616,482    1,309,984
  Amortization of intangible assets                                         1,162,813        705,430       2,331,677    1,379,440
  Other                                                                     3,642,480      3,048,427       6,821,123    5,860,651
----------------------------------------------------------------------------------------------------------------------------------

                                                 Total other expenses      13,165,787     10,426,309      25,829,926   20,605,578
----------------------------------------------------------------------------------------------------------------------------------

                                           Income before income taxes       6,135,660      5,838,708      11,952,377   11,625,575
Income taxes                                                                2,233,618      2,171,000       4,362,618    4,293,000
----------------------------------------------------------------------------------------------------------------------------------

                                                           NET INCOME      $3,902,042     $3,667,708      $7,589,759   $7,332,575
==================================================================================================================================
                                         EARNINGS PER SHARE - BASIC             $0.51          $0.49           $1.00        $0.97
                                                            - DILUTED           $0.50          $0.48           $0.98        $0.95
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For Six Months Ended June 30, 1998 and 1997

                                                                                                   1998                      1997
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                  7,589,759                 7,332,575
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                            1,369,515                 1,011,689
      Net amortization of intangible assets                                                   2,331,677                 1,379,440
      Net amortization of security premiums and discounts                                     2,899,617                 (105,167)
      Provision for loan losses                                                               2,674,078                 1,580,000
      Provision for deferred taxes                                                                8,425                    30,702
      (Gain)\Loss on sale of investment securities                                          (1,265,528)                         0
      (Gain)\Loss on sale of loans and other assets                                           (165,325)                  (27,843)
      Change in interest receivable                                                            (37,573)               (1,989,402)
      Change in other assets and other liabilities                                            3,707,124                 4,295,274
      Change in unearned loan fees and costs                                                  (641,743)                 (414,806)
----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                                               18,470,026                13,092,462
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                               42,658,104                         0
  Proceeds from maturities of held to maturity investment securities                         30,639,566                28,724,157
  Proceeds from maturities of available for sale investment securities                       31,946,353                 5,219,523
  Purchases of held to maturity investment securities                                       (4,832,223)               (5,704,791)
  Purchases of available for sale investment securities                                   (126,910,523)              (57,779,074)
  Net change in loans outstanding                                                          (52,982,452)              (84,100,299)
  Capital expenditures                                                                      (1,888,621)               (2,876,506)
  Premium paid for branch acquisitions                                                                0              (12,607,707)
----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                                                 (81,369,796)             (129,124,697)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                          34,542,937                86,807,840
  Net change in certificates of deposit                                                      36,162,140               118,533,526
  Net change in Federal Funds purchased                                                    (37,500,000)               (7,800,000)
  Net change in term borrowings                                                              25,000,000              (90,000,000)
  Issuance of mandatorily redeemable capital securities of subsidiary                                 0                29,800,313
  Issuance (retirement) of common and preferred stock                                           464,449               (3,931,346)
  Cash dividends                                                                            (3,037,836)               (2,889,454)
----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                                               55,631,690               130,520,879
----------------------------------------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                                         (7,268,080)                14,488,644
  Cash and cash equivalents at beginning of year                                             82,106,403                52,534,726
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   74,838,323                67,023,370
==================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                                      $26,038,492               $22,192,727
==================================================================================================================================
Cash Paid For Income Taxes                                                                   $3,488,238                $5,445,012
==================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                                $1,524,458                $1,356,563
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For Six Months Ended June 30, 1998 and 1997

                                                                                                 1998                    1997
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
      Change in unrealized holding gains arising during period                            $  614,231               $1,390,637
      Less: reclassification adjustment for gains included in
            net income                                                                    (1,265,528)                       0
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                                      (651,297)               1,390,637
Income tax expense related to items of other comprehensive income                             266,055               (568,075)
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                      (385,242)                 822,562

Plus:  Net income                                                                           7,589,759               7,332,575
------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                       $7,204,517              $8,155,137
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1998


NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     On January 29, 1997, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust I, a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% company-obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets on the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on June 30, 1998 were $30,735,063 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income as displayed in the Statement of Comprehensive Income.

     In May 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Bank does not invest in derivative instruments. Application of this pronouncement is not expected to have a material effect on the financial statements of the Company.


NOTE B -- EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended June 30:


----------------------------------------------------------------------------------------------------------
                                                           Income             Shares     Per Share Amount
----------------------------------------------------------------------------------------------------------
Net Income for Three Months
       Ended June 30, 1998                              $3,902,042

         Basic EPS                                       3,902,042          7,616,011         $0.51

         Effect of diluted securities:
             Stock options                                       0            143,420
                                                --------------------------------------

               DILUTED EPS                              $3,902,042          7,759,431         $0.50
====================================================================================================

Net Income for Three Months
       Ended June 30, 1997                              $3,667,708
         Less:  Preferred stock dividends
                                                -------------------

         Basic EPS                                       3,667,708          7,501,482         $0.49

         Effect of diluted securities:
             Stock options                                       0            118,851
                                                --------------------------------------

               DILUTED EPS                              $3,667,708          7,620,333         $0.48
====================================================================================================

Net Income for Six Months
       Ended June 30, 1998                              $7,589,759

         Basic EPS                                       7,589,759          7,607,082         $1.00

         Effect of diluted securities:
             Stock options                                       0            144,036
                                                --------------------------------------

               DILUTED EPS                              $7,589,759          7,751,118         $0.98

====================================================================================================

Net Income for Six Months
       Ended June 30, 1997                              $7,332,575
         Less:  Preferred stock dividends                 (78,750)
                                                -------------------

         Basic EPS                                       7,253,825          7,514,910         $0.97

         Effect of diluted securities:
             Stock options                                       0            123,438
                                                --------------------------------------

               DILUTED EPS                              $7,253,825          7,638,348         $0.95
====================================================================================================

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

     The information required by rule 10.01 of Regulation S-X is presented on the previous pages.


Item 2. Management Discussion and Analysis of Financial Condition and of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the six months ended June 30, 1998 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through March 31, 1998 as provided by the Federal Reserve System; the peer group is comprised of 140 bank holding companies having $1 to $3 billion in assets.

                                        COMMUNITY BANK SYSTEM, INC.

                                           SUMMARY OF OPERATIONS
                                     EARNINGS AND BALANCE SHEET RECAP
                            2ND AND 1ST QUARTER 1998 AND FULL YEAR COMPARISONS
000s Omitted                                                   Three Months Ended June 30,
                                                    ---------------------------------------------------
 Line     ---------------                                                          Change        Change
  No.     Earnings                                      1998          1997         Amount       Percent
------    ---------------                           --------      --------       --------       -------
   1      Net interest income                        $15,922       $14,585         $1,337          9.2%

   2      Loan loss provision                          1,303           850            453         53.3%

   3      Net interest income after                   14,620        13,735            885          6.4%
          provision for loan losses

   4      Investment security
          gain (loss)                                  1,000             0          1,000          --

   5      Other income                                 3,683         2,530          1,153         45.6%

   6      Other expense                               12,003         9,721          2,282         23.5%

   7      Intangible amortization                      1,163           705            458         65.0%

   8      Income before income tax                     6,137         5,839            298          5.1%

   9      Income tax                                   2,234         2,171             63          2.9%

  10      Net income                                  $3,902        $3,668           $234          6.4%

          Earnings per share
  11a     Basic                                        $0.51         $0.49          $0.02          4.1%
  11b     Diluted                                      $0.50         $0.48          $0.02          4.2%
                                                    ========      ========       ========       =======
          ----------------------------------
          Balances At Period End
          ----------------------------------
  12      Loans                                     $894,252      $735,877       $158,375         21.5%

  13      Investments (excl. mkt val adj)            632,047       609,585         22,462          3.7%

  14      Earning assets                           1,526,334     1,345,492        180,842         13.4%

  15      Loan loss reserve                           12,441         9,599          2,842         29.6%

  16      Intangible assets                           56,340        43,497         12,843         29.5%

  17      Total assets                             1,699,295     1,486,509        212,786         14.3%

  18      Deposits                                 1,416,391     1,232,555        183,836         14.9%

  19      Borrowings                                 142,307       128,800         13,507         10.5%

  20      Total equity                              $122,670      $110,691        $11,979         10.8%


000s Omitted                                                   Six Months Ended June 30,
                                                    ---------------------------------------------------
 Line     ---------------                                                          Change        Change
  No.     Earnings                                      1998          1997         Amount       Percent
------    ---------------                           --------      --------       --------       -------
   1      Net interest income                        $32,091       $28,955         $3,136         10.8%

   2      Loan loss provision                          2,674         1,580          1,094         69.2%

   3      Net interest income after                   29,417        27,375          2,042          7.5%
          provision for loan losses

   4      Investment security
          gain (loss)                                  1,266             0          1,266           --

   5      Other income                                 7,100         4,857          2,243         46.2%

   6      Other expense                               23,498        19,227          4,271         22.2%

   7      Intangible amortization                      2,332         1,379            953         69.1%

   8      Income before income tax                    11,953        11,626            327          2.8%

   9      Income tax                                   4,363         4,293             70          1.6%

  10      Net income                                  $7,590        $7,333           $257          3.5%

          Earnings per share
  11a     Basic                                        $1.00         $0.97          $0.03          3.1%
  11b     Diluted                                      $0.98         $0.95          $0.03          3.2%
                                                    ========      ========       ========       =======
          ----------------------------------
          Balances At Period End
          ----------------------------------
  12      Loans                                     $894,252      $735,877       $158,375         21.5%

  13      Investments (excl. mkt val adj)            632,047       609,585         22,462          3.7%

  14      Earning assets                           1,526,334     1,345,492        180,842         13.4%

  15      Loan loss reserve                           12,441         9,599          2,842         29.6%

  16      Intangible assets                           56,340        43,497         12,843         29.5%

  17      Total assets                             1,699,295     1,486,509        212,786         14.3%

  18      Deposits                                 1,416,391     1,232,555        183,836         14.9%

  19      Borrowings                                 142,307       128,800         13,507         10.5%

  20      Total equity                              $122,670      $110,691        $11,979         10.8%


000s Omitted                                                     Three Months Ended,
                                                    ---------------------------------------------------
 Line     ---------------                            Jun 30         Mar 31         Change        Change
  No.     Earnings                                     1998           1998         Amount       Percent
------    ---------------                           --------      --------       --------       -------
   1      Net interest income                       $15,922        $16,168          ($246)        -1.5%

   2      Loan loss provision                         1,303          1,371           ($68)        -5.0%

   3      Net interest income after                  14,619         14,797          ($178)        -1.2%
          provision for loan losses

   4      Investment security
          gain (loss)                                 1,000            266            734           --

   5      Other income                                3,683          3,416            267          7.8%

   6      Other expense                              12,003         11,494            509          4.4%

   7      Intangible amortization                     1,163          1,169             (6)        -0.5%

   8      Income before income tax                    6,136          5,816            320          5.5%

   9      Income tax                                  2,234          2,129            105          4.9%

  10      Net income                                 $3,902          3,688            214          5.8%

          Earnings per share
  11a     Basic                                       $0.51          $0.49          $0.02          4.1%
  11b     Diluted                                     $0.50          $0.48          $0.02          4.2%
                                                    ========      ========       ========       =======
          ----------------------------------
          Balances At Period End
          ----------------------------------
  12      Loans                                    $894,252       $855,559        $38,693          4.5%

  13      Investments (excl. mkt val adj)           632,047        654,042        (21,995)        -3.4%

  14      Earning assets                          1,526,334      1,509,601         16,733          1.1%

  15      Loan loss reserve                          12,441         12,434              7          0.1%

  16      Intangible assets                          56,340         57,503         (1,163)        -2.0%

  17      Total assets                            1,699,295      1,675,568         23,727          1.4%

  18      Deposits                                1,416,391      1,396,306         20,085          1.4%

  19      Borrowings                                142,307        140,805          1,502          1.1%

  20      Total equity                             $122,670       $119,802         $2,868          2.4%


                                                   COMMUNITY BANK SYSTEM, INC.

                                                      SUMMARY OF OPERATIONS
                                                         KEY RATIO RECAP
                                       2ND AND 1ST QUARTER 1998 AND FULL YEAR COMPARISONS

000s Omitted                                                                       Three Months Ended June 30,
                                                                  --------------------------------------------------------------
  Line      ----------------                                                                             Change           Change
  No.       Profitability                                            1998              1997              Amount          Percent
 -----      ----------------                                      -------           -------          ----------          -------
   21       Return on assets                                        0.93%             1.04%          (0.11)%pts.             --
   22       Return on equity                                       13.06%            13.79%          (0.73)%pts.             --

   23       Cash earnings per share (diluted)                      $0.59             $0.53           $0.06                  11.3%
   24       Tangible return on assets                               1.09%             1.15%          (0.06)%pts.             --
   25       Tangible return on equity                              15.34%            15.36%          (0.02)%pts.             --

   26       Net interest margin                                     4.19%             4.48%          (0.29)%pts.             --

   27       Non interest income /                                   18.7%             14.7%           4.00 %pts.             --
            operating income (excl. sec. gains)

   28       Efficiency ratio
            (excl. sec. gains & intang. amort.)                     60.8%             56.5%            4.3 %pts.             --

            -----------
            Capital
            -----------
   29       Tier I leverage ratio                                   5.75%             6.93%          (1.18)%pts.             --

            Common shares
  30a       Weighted average                                       7,759             7,655             104                  1.4%
  30b       Period end                                             7,622             7,536              86                  1.1%

   31       Cash dividends declared
            per common share                                       $0.20             $0.18           $0.02                 11.1%

   32       Common stock price                                    $31.31            $28.25           $3.06                 10.8%

  33a       Book value                                            $16.09            $14.69           $1.40                  9.5%
  33b       Tangible book value                                    $8.70             $8.92          ($0.22)                -2.5%

            -----------------------------
            Asset Quality Ratios
            -----------------------------
   34       Loan loss reserve /
            loans outstanding                                       1.39%             1.30%           0.09 %pts.             --

   35       Nonperforming loans /
            loans outstanding                                       0.45%             0.48%          (0.03)%pts.             --

   36       Loan loss reserve /
            nonperforming loans                                      308%              274%             34 %pts.             --

   37       Net charge-offs /
            average loans                                           0.59%             0.39%           0.20 %pts.             --

   38       Loan loss provision /
            net charge-offs                                          100%              125%            (25)%pts.             --

   39       Nonperforming assets /
            loans outstanding + OREO                                0.56%             0.58%          (0.02)%pts.             --




000s Omitted                                                                         Six Months Ended June 30,
                                                                  --------------------------------------------------------------
  Line      ----------------                                                                             Change           Change
  No.       Profitability                                            1998              1997              Amount          Percent
 -----      ----------------                                      -------           -------          ----------          -------
   21       Return on assets                                        0.92%             1.06%          (0.14)%pts.             --
   22       Return on equity                                       12.80%            13.79%          (0.99)%pts.             --

   23       Cash earnings per share (diluted)                      $1.16             $1.06           $0.10                  9.4%
   24       Tangible return on assets                               1.08%             1.18%          (0.10)%pts.             --
   25       Tangible return on  equity                             15.12%            15.34%          (0.22)%pts.             --

   26       Net interest margin                                     4.31%             4.57%          (0.26)%pts.             --

   27       Non interest income /                                   18.0%             14.3%           3.70 %pts.             --
            operating income (excl. sec. gains)

   28       Efficiency ratio
            (excl. sec. gains & intang. amort.)                     59.6%             56.5%            3.1 %pts.             --

            -----------
            Capital
            -----------
   29       Tier I leverage ratio                                   5.75%             6.93%          (1.18)%pts.             --

            Common shares
  30a       Weighted average                                       7,751             7,638             113                  1.5%
  30b       Period end                                             7,622             7,536              86                  1.1%

   31       Cash dividends declared
            per common share                                       $0.40             $0.36           $0.04                 11.1%

   32       Common stock price                                    $31.31            $28.25           $3.06                 10.8%

  33a       Book value                                            $16.09            $14.69           $1.40                  9.5%
  33b       Tangible book value                                    $8.70             $8.92          ($0.22)                -2.5%

            -----------------------------
            Asset Quality Ratios
            -----------------------------
   34       Loan loss reserve /
            loans outstanding                                       1.39%             1.30%           0.09 %pts.             --

   35       Nonperforming loans /
            loans outstanding                                       0.45%             0.48%          (0.03)%pts.             --

   36       Loan loss reserve /
            nonperforming loans                                      308%              274%             34 %pts.             --

   37       Net charge-offs /
            average loans                                           0.62%             0.34%           0.28 %pts.             --

   38       Loan loss provision /
            net charge-offs                                          100%              139%            (39)%pts.             --

   39       Nonperforming assets /
            loans outstanding + OREO                                0.56%             0.58%          (0.02)%pts.             --



000s Omitted                                                                            Three Months Ended,
                                                                  --------------------------------------------------------------
  Line      ----------------                                       Jun 30            Mar 31              Change           Change
  No.       Profitability                                            1998              1998              Amount          Percent
 -----      ----------------                                      -------           -------          ----------          -------
   21       Return on assets                                        0.93%             0.91%           0.02 %pts.             --
   22       Return on equity                                       13.06%            12.54%           0.52 %pts.             --

   23       Cash earnings per share (diluted)                      $0.59             $0.57           $0.02                  3.5%
   24       Tangible return on assets                               1.09%             1.08%           0.01 %pts.             --
   25       Tangible return on equity                              15.34%            14.89%           0.45 %pts.             --

   26       Net interest margin                                     4.19%             4.45%          (0.26)%pts.             --

   27       Non interest income /                                   18.7%             17.3%           1.40 %pts.             --
            operating income (excl. sec. gains)

   28       Efficiency ratio
            (excl. sec. gains & intang. amort.)                     60.8%             58.3%           2.52 %pts.             --

            -----------
            Capital
            -----------
   29       Tier I leverage ratio                                   5.75%             5.65%           0.10 %pts.             --

            Common shares
  30a       Weighted average                                       7,759             7,743              16                  0.2%
  30b       Period end                                             7,622             7,602              20                  0.3%

   31       Cash dividends declared
            per common share                                       $0.20             $0.20           $0.00                  0.0%

   32       Common stock price                                    $31.31            $34.00          ($2.69)                -7.9%

  33a       Book value                                            $16.09            $15.76           $0.33                  2.1%
  33b       Tangible book value                                    $8.70             $8.18           $0.52                  6.4%

            -----------------------------
            Asset Quality Ratios
            -----------------------------
   34       Loan loss reserve /
            loans outstanding                                       1.39%             1.45%          (0.06)%pts.             --

   35       Nonperforming loans /
            loans outstanding                                       0.45%             0.48%          (0.03)%pts.             --

   36       Loan loss reserve /
            nonperforming loans                                      308%              303%           5.00 %pts.             --

   37       Net charge-offs /
            average loans                                           0.59%             0.65%          (0.06)%pts.             --

   38       Loan loss provision /
            net charge-offs                                          100%              100%           0.00 %pts.             --

   39       Nonperforming assets /
            loans outstanding + OREO                                0.56%             0.58%          (0.02)%pts.             --


                                     COMMUNITY BANK SYSTEM, INC.
                                        SUMMARY OF OPERATIONS
                                           KEY RATIO RECAP
                         2ND AND 1ST QUARTER 1998 AND FULL YEAR COMPARISONS
000s Omitted
                                                          Three Months Ended June 30,
                                          ------------------------------------------------------------

 Line     ------------------------                                           Change            Change
  No.     Asset Quality Components                  1998          1997       Amount           Percent
                                          ------------------------------------------------------------
          ------------------------
  40      Nonaccruing loans                       $2,693        $2,122         $571             26.9%

  41      90+ days delinquent                     $1,350        $1,383         -$33             -2.4%
                                                  ------        ------         ----             -----
  42      Tot nonperforming loans                 $4,043        $3,505         $538             15.3%

  43      Troubled debt restructurings              $126            $0         $126             --

  44      Other real estate                         $975          $745         $230             30.9%
                                                  ------        ------         ----             -----
  45      Tot nonperforming assets                $5,144        $4,250         $894             21.0%


000s Omitted
                                                          Six Months Ended June 30,
                                          ----------------------------------------------------------

 Line     ------------------------                                          Change           Change
  No.     Asset Quality Components                1998           1997       Amount          Percent
                                          ----------------------------------------------------------
          ------------------------
  40      Nonaccruing loans                     $2,693         $2,122         $571            26.9%

  41      90+ days delinquent                    1,350          1,383          -33            -2.4%
                                                ------         ------         ----            -----
  42      Tot nonperforming loans                4,043          3,505          538            15.3%

  43      Troubled debt restructurings             126              0          126            --

  44      Other real estate                        975            745          230            30.9%
                                                ------         ------         ----            -----
  45      Tot nonperforming assets              $5,144         $4,250         $894            21.0%


000s Omitted
                                                           Three Months Ended,
                                          -------------------------------------------------------

 Line     ------------------------               Jun 30        Mar 31      Change         Change
  No.     Asset Quality Components                 1998          1998      Amount        Percent
                                          -------------------------------------------------------
          ------------------------
  40      Nonaccruing loans                      $2,693        $2,532        $161           6.4%

  41      90+ days delinquent                     1,350         1,578        -228         -14.4%
                                                 ------        ------        ----          -----
  42      Tot nonperforming loans                 4,043         4,110         -67          -1.6%

  43      Troubled debt restructurings              126            88          38          43.2%

  44      Other real estate                         975           870         105          12.1%
                                                 ------        ------        ----          -----
  45      Tot nonperforming assets               $5,144        $5,068         $76           1.5%

     Net income for the second quarter and first six months of 1998 reached $3.902 million and $7.590 million, up 6.4% and 3.5%, respectively, over the comparable 1997 periods. Earnings per share (diluted) rose to $.50 for the second quarter and $.98 for the first half, up at a slightly slower pace of 4.2% and 3.2%, respectively, because of more shares outstanding. Compared to first quarter 1998 results, second quarter 1998 net income rose by 5.8% while earnings per share were up by $.02.

     Cash earnings per share climbed to $.59 for the second quarter of 1998, up 11.3% compared to last year, and were 9.4% higher at $1.16 for the first half. Cash or tangible return on assets (ROA) was 1.08% for the first six months while nominal ROA was .92%. Tangible return on equity (ROE) at 15.12% exceeded nominal ROE by 2.32 percentage points at 12.80% for the same period. The difference between cash and nominal results reflects the contribution of the company's acquisitions on an economic basis, which excludes the non-cash impact of amortizing the premiums paid for the acquisitions.

     Second quarter results reflect the underlying strength of our franchise, which was partially obscured in the first quarter by the devastating impact of the January ice storm on our North Country operations and by certain seasonal factors. Loan growth continues to be good, up $38.7 million or 4.5% during the quarter, exceeding the $36.8 million increase during the same quarter last year, before considering the loans residing in the eight branches acquired in June 1997 from Key Bank, N.A. Since year end , loans have risen by $51 million or 6.1%; the former Key branches and 12 branches acquired from Fleet Bank in July 1997 contributed over 60% of this growth . Also important to our second quarter results is an improvement in recurring fee income, up by 13.8% compared to first quarter 1998, and over 40% higher than one year earlier due to growth provided by the mid-1997 acquisitions. Lastly, asset quality improved during the quarter, as measured by lower delinquencies, a reduction in the nonperforming loan/loans outstanding ratio to .45%, and a continued decrease in the level of net charge-offs from the unusually high level in the fourth quarter of 1997.

     While the flat Treasury yield curve of the last six months has put downward pressure on yields especially in our investment portfolio, unrealized gains in the portfolio remain substantial at $10.4 million, even after $1.0 million in gains taken in the second quarter and $266,000 in the first quarter. These gains resulted from investment strategies involving $41 million in sales designed to improve the company's interest rate risk position. As a result, the combined level of net interest income and securities gains increased by $488,000 in the second quarter, nearly offsetting $509,000 more in overhead expense. Over two thirds or $350,000 of this latter increase is comprised of certain one-time or periodic expenses and timing differences, including severance, medical expense, external audit costs, consulting fees, and shareholder communications and supplies.

     Reflective of the company's mid-1997 acquisitions, second quarter net interest income was higher by 9.2% or nearly $1.3 million over the same period last year; compared to first quarter 1998, net interest income was off by 1.5% or $246,000. The net interest margin for second quarter 1997, first quarter 1998, and second quarter 1998 was 4.48%, 4.45%, and 4.19%, respectively. While loan yields have trended down a bit since year end, the primary reason for the shrinkage in margin is a cost of funds unchanged at 3.95% for each quarter against a decrease in the yield on the company's investment portfolio from 7.13% in the first quarter to 6.56% in the second. This latter decrease was primarily caused by accelerated write-down of premiums on certain collateralized mortgage obligations (CMOs) as a result of prepayments due to unusually high mortgage refinancing activity nationwide. Even in the current environment, the investment portfolio yield remains at a favorable 100 basis point spread over the 3-year Treasury rate.

     In addition to benefiting the company's rate risk position, the investment strategies noted above helped mitigate the impact of the CMO prepayments. Consistent with managing CBSI's investment portfolio based on total return, proceeds from these strategies were reinvested with the expectation that the resulting income, including gains, will exceed that which would have been earned had the sold securities been held to maturity. In addition, part of the proceeds will be used to pay down scheduled term borrowings. Including securities gains, the adjusted net interest margin was 4.52% and 4.45% for the first quarter and second quarter, respectively.

     Second quarter loan growth at $38.7 million to $894 million as of June 30, 1998 was more than triple the first quarter 1998 rate of $12.3 million, which was partially reduced by the North Country ice storm and regular seasonal factors. Business lending continued the strength exhibited in the first quarter, up at an even higher $14.2 million pace. The increase in consumer mortgages, consistent with the unusually attractive refinancing environment, was almost equally strong at $13.7 million, over four times the first quarter increase. Growth in indirect installment loans resumed, up $7.2 million versus a depressed $850,000 pace in the preceding quarter. And direct installment borrowing rose $3.5 million versus a negative $3.3 million in the first quarter.

     As previously discussed, asset quality improved for the second consecutive quarter following the fourth quarter 1997 level. Net charges-offs are now down 19% from that level with a related drop to .59% as a ratio to average loans outstanding. Nonperforming loans at $4.0 million are slightly lower than year-end and first quarter levels, being a favorable .45% of outstandings and enabling the provision to be limited to replacing net charge-offs. Though the loan loss reserve to loans ratio decreased 6 basis points during the last three months to 1.39%, coverage over nonperformers remains an ample 3.1 times, compared to the 2.4 times industry norm at March 31, 1998. Combined delinquencies and nonaccruals improved again in the second quarter to 1.37% of total loans as of June 30 versus 1.82% at year end, remaining well within the company's internal guideline of 2.0%.

     The company's second quarter 1998 efficiency ratio (overhead less intangible amortization compared to net interest and other income before net securities gains) rose to 60.8% from 58.3% in the first quarter. Offsetting the reduction in net interest income discussed above was a $267,000 increase in noninterest income, comprised of $171,000 more in fiduciary and related fees, $257,000 greater service charges and commissions (in part reflecting a mid-second quarter pricing increase), less $161,000 in lower nonrecurring income. For the first six months of 1998, the ratio of recurring noninterest income to operating income was 17.0%, a significant 2.7 percentage point increase over one year earlier, reflective of the company's strategy to increase its income sources that are less susceptible to interest rate fluctuation. For the same two periods, the company's recurring efficiency ratio was 60.3% this year versus 56.5% prior to the full impact of 1997's acquisitions beginning in the third quarter.

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

                             SUPPLEMENTAL SCHEDULES

A) The following table sets forth certain information concerning average interest-earning and interest-bearing liabilities and the yields and rate thereon. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amount earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.

                                                                         Quarters Ending June 30,
(000's omitted except yields                   -----------------------------------------------------------------------------------
and rates)

ASSETS:                                                       1998         Avg.                         1997              Avg.
                                                   Avg.      Amt. of     Yield/Rate        Avg.        Amt. of          Yield/Rate
                                                Balance     Interest       Paid          Balance       Interest           Paid
                                               --------     --------     ----------     ---------      --------         ----------
Interest-earning assets:
     Federal funds sold                          $6,891           98        5.65%           1,142            15           5.38%
     Time deposits in other banks                    35            1        5.76%              30             0           5.48%

     Taxable investment securities              627,169       10,282        6.58%         602,698        11,494           7.65%
     Nontaxable investment securities            26,002          422        6.51%          12,517           278           8.90%
     Loans (net of yearned discount)            877,616       20,548        9.39%         697,918        16,357           9.40%

                                              ---------                                 ---------
          Total interest-earning assets       1,537,713       31,351        8.18%       1,314,305        28,144           8.59%

Noninterest earning assets
     Cash and due from banks                     55,511                                    40,592
     Premises and equipment                      24,296                                    16,944
     Other Assets                                83,475                                    56,391
     Less:allowance for loans                  (12,245)                                   (8,526)
     Net unrealized gains/(losses) on
          available-for-sale portfolio            3,065                                        54

                                              ---------                                 ---------
          Total                               1,691,815                                 1,419,760
                                              =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities
     Savings deposits                           506,630        3,190        2.53%         396,076         2,430           2.46%
     Time deposits                              695,904        9,741        5.61%         560,335         7,821           5.61%
     Short-term borrowings                        8,163          113        5.55%          69,803         1,024           5.89%
     Long-term borrowings                       134,806        2,253        6.70%         124,862         2,195           7.05%

                                              ----------------------                    -----------------------
         Total interest-bearing
           liabilities                        1,345,503       15,297        4.56%       1,151,076        13,470           4.69%


Noninterest bearing liabilities
     Demand deposits                            208,192                                   148,513
     Other liabilities                           18,255                                    13,519
Shareholders' equity                            119,865                                   106,652
                                              ---------                                 ----------
          Total                               1,691,815                                 1,419,760

Net interest earnings                                         16,054                                     14,674
                                                              ======                                     ======

Net yield on interest-earning assets                                        4.19%                                         4.48%
                                                                            ====                                          ======

Federal tax exemption on nontaxable investment
   securities included in interest income                        131                                         89

B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

(000's omitted)                             2nd Quarter 1998 Compared to 2nd Quarter 1997

                                              Increase (Decrease) Due to Change In: (1)

                                                   Volume       Rate        Net Change
                                                   ------       ----        ----------
Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell              77             6             83

   Time deposits in other banks                       -             1              1

   Taxable investment securities                    467        (1,679)        (1,212)

   Nontaxable investment securities                 299          (155)           144

   Loans (net of unearned discounts)              4,211           (20)         4,191


Total interest-earning assets (2)                 4,785         (1,578)         3,207

Interest paid on:
   Savings deposits                                 678            82            760

   Time deposits                                  1,896            24          1,920

   Short-term borrowings                           (905)           (6)          (911)

   Long-term borrowings                             175          (117)            58

Total interest-bearing liabilities                2,273          (446)         1,827

Net interest earnings (2)                         2,495        (1,115)         1,380

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

C) The following table sets forth information by category of noninterest expenses of the Company for the periods indicated.

                                          Three Months Ended June 30,                   Six Months Ended June 30,
(000's omitted)                    -------------------------------------------       -----------------------------------
                                                         Change         Change                        Change     Change
                                    1998     1997        Amount        Percent         1998    1997    Amount    Percent
                                   -----   ------        ------        -------       ------  ------   -------    -------
Personnel expense                  6,542    5,225         1,317          25.2%       12,986  10,486     2,500      23.8%

Net occupancy expense              1,004      767           237          30.9%        2,075   1,570       505      32.2%

Equipment expense                    814      681           133          19.5%        1,616   1,310       306      23.4%

Professional fees                    485      352           133          37.8%          758     761       (3)      -0.4%

Data processing expense            1,056      741           315          42.5%        2,019   1,494       525      35.1%

Amortization                       1,206      746           460          61.7%        2,375   1,420       955      67.3%

Stationary and supplies              423      372            51          13.7%          718     643        75      11.7%

Deposit insurance premiums            46       38             8          21.1%           95      49        46      93.9%

Other                              1,590    1,505            85           5.6%        3,188   2,873       315      11.0%

          Total                   13,166   10,427         2,739          26.3%       25,830  20,606     5,224      25.4%

Total operating expenses as a
percentage of average assets        3.12%    2.95%         0.18% pts                   3.12%   2.97%     0.14% pts

Efficiency ratio                    60.8%    56.5%         4.32% pts                   59.6%   56.5%     3.05% pts
  (excl sec.gains & intang. amort)




D) The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                                                                             As of June 30,
                                                           --------------------------------------------------
(000's omitted)                                                                            Change      Change
                                                             1998             1997         Amount     Percent
                                                           -------          -------       -------     -------
Real estate mortgages:
     Residential                                           301,712          236,682        65,030      27.48%
     Commercial Loans secured by
          real estate                                       90,488           62,593        27,895      44.57%
     Farm                                                   11,618            8,595         3,023      35.17%
          Total                                            403,818          307,870        95,948     31.177%

Commercial, financial, and agricultural
     Agricultural                                           24,189           23,111         1,078       4.66%
     Commercial and financial                              154,451          121,112        33,339      27.53%
         Total                                             178,640          144,223        34,417      23.86%

Installment loans to individuals:
     Direct                                                 94,974           74,228        20,746      27.95%
     Indirect                                              207,957          192,392        15,565       8.09%
     Student and other                                       5,335           13,857       (8,522)     -61.50%
          Total                                            308,266          280,477        27,789       9.91%

Other Loans                                                  5,322            7,306       (1,984)     -27.16%

Gross Loans                                                896,046          739,876       156,170      21.11%

Less: Unearned discounts                                     1,794            3,999       (2,205)     -55.14%
          Reserve for possible loan losses                  12,441            9,599         2,842      29.61%

Net loans                                                  881,811          726,278       155,533      21.42%

E) The following table presents information concerning the aggregate amount of nonperforming assets:

                                                                                 As of June 30,
(000's omitted)                                                 ----------------------------------------------------
                                                                                                Change       Change
                                                                  1998             1997         Amount       Percent
                                                                ------           ------         ------      --------
 Loans accounted for on a nonaccrual basis                       2,693            2,122           571         26.9%

Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payments                              1,350            1,383           (33)        -2.4%
                                                                ------           ------          ----        -----

     Total nonperforming loans                                   4,043            3,505           538         15.3%

Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors and
     Creditors for Troubled Debt Restructurings"                   126                0           126

     Other Real Estate                                             975              745           230         30.9%
                                                                  ----             ----          ----        -----

     Total nonperforming assets                                  5,144            4,250           894         21.0%


Ratio of allowance for loan losses to
period-end loans                                                  1.39%            1.30%

Ratio of allowance for loan losses to
period-end nonperforming loans                                  308.00%          274.00%

Ratio of allowance for loan losses to
period-end nonperforming assets                                   41.3%            44.3%

Ratio of nonperforming assets to period-end
total loans and other real estate owned                           0.56%            0.58%

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

F) The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance which have been charged to expenses.


                                                    Three Months Ended June 30,                  Six Months Ended June 30,
(000's omitted)                               ------------------------------------------    -------------------------------------
                                                                      Change      Change                         Change    Change
                                                1998        1997      Amount     Percent      1998     1997      Amount   Percent
                                              -------     -------    -------     -------    -------  -------    -------   -------
Amount of loans outstanding at end
of period                                     896,046     739,877    156,169       21.1%    896,046  739,877    156,169     21.1%

Daily average amount of loans (net            877,616     697,918    179,698       25.7%    863,492  679,921    183,571     27.0%
of unearned discount)

Balance of allowance for possible
loan losses at beginning of period             12,434       8,401      4,033       48.0%     12,434    8,128      4,306     53.0%

Loans charged off:
     Commercial, financial, and
       agricultural                                59          48         11       22.9%        281       88        193    219.3%
     Real estate construction                       0           0          0          0           0        0         0
     Real estate mortgage                           0          24        (24)    -100.0%          0       25        (25)  -100.0%
     Installment                                1,450         759        691       91.0%      2,840    1,367      1,473    107.8%
          Total loans charged off               1,509         831        678       81.6%      3,121    1,480      1,641    110.9%


Recoveries of loans previously charged off:
     Commercial, financial, and
       agricultural                                12          50        (38)     -76.0%         82       92        (10)   -10.9%
     Real estate construction                       0           0          0                      0        0          0
     Real estate mortgage                           0           0          0                      0        0          0
     Installment                                  201         102         99       97.1%        372      252        120     47.6%
          Total recoveries                        213         152         61       40.1%        454      344        110     32.0%


Net loans charged off                           1,296         679        617       90.9%      2,667    1,136      1,531    134.8%

Additions to allowance charged to
expense                                         1,303         850        453       53.3%      2,674    1,580      1,094     69.2%

Reserves on acquired loans (1)                      0       1,027     (1,027)    -100.0%          0    1,027     (1,027)  -100.0%

Balance at end of period                       12,441       9,599      2,842       29.6%     12,441    9,599      2,842     29.6%

Ratio of net chargeoffs to average loans
outstanding                                      0.15%       0.10%                             0.31%    0.17%


(1) These reserve additions are attributable to loans purchased from Key Bank in association with the purchases of branch offices in June of 1997.

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





                           COMMUNITY BANK SYSTEM, INC.



                                           /s/ SANFORD A. BELDEN
Date: August 13, 1998                      ----------------------------------
                                           Sanford A. Belden, President and
                                           Chief Executive Officer



Date: August 13, 1998                      /s/ CHARLES M. ERTEL
                                           -----------------------------------
                                           Charles M. Ertel, Assistant Treasurer
                                           (Chief Accounting Officer)