Form 10-Q
period 1998-09-30
COMMUNITY BANK SYSTEM INC
filed 1998-11-17
CIK 723188

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

                  For the nine months ended September 30, 1998


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


     Common Stock, No par value -- 7,295,691 shares as of November 2, 1998.

================================================================================

                                      INDEX

                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


PART I. INFORMATION

     Item 1. Financial Statements (Unaudited)

               Consolidated balance sheets --
               September 30, 1998, December 31, 1997 and September 30, 1997

               Consolidated statements of income --
               Three months ended September 30, 1998 and 1997 and nine months ended September 30, 1998 and 1997.

               Consolidated statements of cash flows --
               Nine months ended September 30, 1998 and 1997

               Consolidated statements of comprehensive income --
               Six months ended September 30, 1998 and 1997


     Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Securities Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K



COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
                                                                                  September 30,       December 31,    September 30,
                                                                                       1998               1997             1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                                         $57,081,062        $82,106,403      $72,105,973
    Federal funds sold                                                                        0                  0        3,000,000
------------------------------------------------------------------------------------------------------------------------------------
                                             TOTAL CASH AND CASH EQUIVALENTS         57,081,062         82,106,403       75,105,973
    Investment securities
       U.S. Treasury                                                                  2,994,070          2,991,739        2,990,946
       U.S. Government agencies and corporations                                    187,224,026        243,234,221      277,771,789
       States and political subdivisions                                             38,679,080         20,181,494       18,651,744
       Mortgage-backed securities                                                   333,253,723        311,840,524      262,248,197
       Federal Reserve Bank                                                           2,173,950          2,173,950        2,173,950
       Other securities                                                              26,847,678         26,760,028       26,750,379
                                                                             -------------------------------------------------------
            Investment securities at cost                                           591,172,527        607,181,956      590,587,005
       Market value adjustment on available for sale securities                      10,952,652          4,710,022        4,540,236
------------------------------------------------------------------------------------------------------------------------------------
                                                 TOTAL INVESTMENT SECURITIES        602,125,179        611,891,978      595,127,241
    Loans                                                                           910,973,997        845,962,085      830,257,565
      Less: Unearned discount                                                         1,525,582          2,750,228        3,352,976
                Reserve for possible loan losses                                     12,441,255         12,433,812       12,369,348
------------------------------------------------------------------------------------------------------------------------------------
                                                                   NET LOANS        897,007,160        830,778,045      814,535,241
    Bank premises and equipment                                                      24,695,272         23,649,279       22,251,293
    Accrued interest receivable                                                      12,859,935         13,392,818       13,876,616
    Intangible assets                                                                55,183,219         58,671,755       60,479,341
    Other assets                                                                     10,405,536         13,251,973       12,879,994
------------------------------------------------------------------------------------------------------------------------------------
                                                                TOTAL ASSETS     $1,659,357,363     $1,633,742,251   $1,594,255,699
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                          $217,916,933       $202,573,162     $203,467,158
      Interest bearing                                                            1,184,988,007      1,143,112,796    1,181,425,521
------------------------------------------------------------------------------------------------------------------------------------
                                                              TOTAL DEPOSITS      1,402,904,940      1,345,685,958    1,384,892,679
    Federal funds purchased                                                           2,000,000         45,000,000                0
    Term borrowings                                                                  80,000,000         80,000,000       50,000,000
    Company obligated mandatorily redeemable preferred securities of subsidiary Community Capital Trust 1 holding solely junior
       subordinated debentures of the company                                        29,808,750         29,803,688       29,802,000
    Accrued interest and other liabilities                                           17,046,269         15,240,622       15,099,243
------------------------------------------------------------------------------------------------------------------------------------
                                                           TOTAL LIABILITIES      1,531,759,959      1,515,730,268    1,479,793,922
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
       Preferred stock $100 stated value                                                      0                  0                0
       Common stock (7,557,391; 7,586,512; 7,549,462 shares outstanding)              7,622,291          7,586,512        7,549,462
       Surplus                                                                       32,833,532         32,401,331       31,526,693
       Undivided profits                                                             82,497,354         75,335,527       72,858,506
       Accumulated other comprehensive income                                         6,478,493          2,778,913        2,678,739
       Treasury stock (64,900 shares)                                                (1,791,618)                 0                0
       Shares issued under employee stock plan - unearned                               (42,648)           (90,300)        (151,623)
------------------------------------------------------------------------------------------------------------------------------------
                                                  TOTAL SHAREHOLDERS' EQUITY        127,597,404        118,011,983      114,461,777
------------------------------------------------------------------------------------------------------------------------------------
                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,659,357,363     $1,633,742,251   $1,594,255,699
====================================================================================================================================

See notes to consolidated financial statements.



COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                                             Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
                                                                             1998          1997           1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                               $21,164,790   $19,220,892    $61,551,640    $51,351,986
  Interest and dividends on investments:
     U.S. Treasury                                                              67,338        67,288        201,455        201,322
     U.S. Government agencies and corporations                               4,084,379     6,154,071     12,969,949     18,662,087
     States and political subdivisions                                         459,370       268,219      1,104,110        677,307
     Mortgage-backed securities                                              4,921,719     4,413,071     15,772,155     13,305,600
     Other securities                                                          478,871       455,653      1,519,832      1,341,522
  Interest on federal funds sold                                               111,768       618,483        276,298        761,228
  Interest on deposits at other banks                                              467           510          1,462          1,334
-----------------------------------------------------------------------------------------------------------------------------------
                                               Total interest income        31,288,702    31,198,187     93,396,901     86,302,386
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits
     Savings                                                                 3,060,212     3,110,870      9,376,800      7,874,410
     Time                                                                    9,633,466     9,413,390     28,686,287     24,266,931
  Interest on federal funds purchased and
      term borrowings                                                        1,349,012     1,144,565      4,531,357      6,455,525
  Interest on mandatorily redeemable capital
     securities of subsidiary                                                  732,938       716,687      2,198,813      1,938,250
-----------------------------------------------------------------------------------------------------------------------------------
                                              Total interest expense        14,775,628    14,385,512     44,793,257     40,535,116
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Net interest income        16,513,074    16,812,675     48,603,644     45,767,270
Less:  Provision for possible loan losses                                    1,176,560     1,235,000      3,850,638      2,815,000
-----------------------------------------------------------------------------------------------------------------------------------
                 Net Interest income after provision for loan losses        15,336,514    15,577,675     44,753,006     42,952,270
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Fiduciary and investment services                                            461,804       414,613      1,407,096      1,194,942
  Service charges on deposit accounts                                        1,848,686     1,503,541      4,874,648      3,514,176
  Commissions on investment products                                           311,259       256,380        909,688        747,956
  Other service charges, commissions and fees                                1,342,208     1,176,516      3,391,740      2,722,611
  Other operating  income                                                      101,937        46,871        583,005         74,794
  Investment security gains (losses)                                           132,331         4,637      1,397,859          4,637
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Total other income         4,198,225     3,402,558     12,564,036      8,259,116
-----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                             6,357,263     6,147,884     19,343,180     16,633,575
  Occupancy expense, net                                                     1,041,066       904,809      3,115,793      2,474,621
  Equipment and furniture expense                                              992,138       644,102      2,608,620      1,954,086
  Amortization of intangible assets                                          1,156,859     1,141,248      3,488,536      2,520,688
  Other                                                                      3,440,803     3,448,541     10,261,926      9,309,192
-----------------------------------------------------------------------------------------------------------------------------------
                                                Total other expenses        12,988,129    12,286,584     38,818,055     32,892,162
-----------------------------------------------------------------------------------------------------------------------------------

                   Income before income taxes and change in accounting       6,546,610     6,693,649     18,498,987     18,319,224
Income taxes                                                                 2,374,083     2,459,000      6,736,701      6,752,000
-----------------------------------------------------------------------------------------------------------------------------------
                                    Income before change in accounting       4,172,527     4,234,649     11,762,286     11,567,224
Cumulative effect of change in accounting principal  (FAS 133),
 net of taxes                                                                  193,859             0        193,859              0
-----------------------------------------------------------------------------------------------------------------------------------

                                                          NET INCOME        $4,366,386    $4,234,649    $11,956,145    $11,567,224
===================================================================================================================================
                                          EARNINGS PER SHARE - BASIC             $0.57         $0.56          $1.57          $1.53
                                                           - DILUTED             $0.56         $0.55          $1.54          $1.50
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.




COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Nine Months Ended September 30, 1998 and 1997
                                                                                                        1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                      11,956,145            11,567,224
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                                 2,084,204             1,542,424
      Net amortization of intangible assets                                                        3,488,536             2,520,687
      Net amortization of security premiums and discounts                                          4,502,473              (222,810)
      Provision for loan losses                                                                    3,850,638             2,815,000
      Provision for deferred taxes                                                                   373,378              (140,818)
      (Gain)\Loss on sale of investment securities                                                (1,397,859)               (4,637)
      (Gain)\Loss on sale of loans and other assets                                                 (267,262)              (74,794)
      Change in interest receivable                                                                  532,883            (3,086,545)
      Change in other assets and other liabilities                                                 1,559,878                 9,703
      Change in unearned loan fees and costs                                                      (1,129,105)             (674,441)
-----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                                                    25,553,909            14,250,993
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                                    68,334,830            45,901,587
  Proceeds from maturities of held to maturity investment securities                              49,116,687            68,181,763
  Proceeds from maturities of available for sale investment securities                            55,553,922            10,605,524
  Purchases of held to maturity investment securities                                             (7,021,469)           (7,328,804)
  Purchases of available for sale investment securities                                         (153,079,156)         (130,780,769)
  Net change in loans outstanding                                                                (68,760,903)         (175,804,853)
  Capital expenditures                                                                            (3,052,680)           (7,009,354)
  Premium paid for branch acquisitions                                                                     0           (28,210,898)
-----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Used By Investing Activities                                                       (58,908,769)         (224,445,804)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                               42,812,882           186,791,050
  Net change in certificates of deposit                                                           14,406,100           170,888,373
  Net change in Federal Funds purchased                                                          (43,000,000)          (31,800,000)
  Net change in term borrowings                                                                            0          (115,000,000)
  Issuance of mandatorily redeemable capital securities of subsidiary                                      0            29,802,000
  Issuance (retirement) of common and preferred stock                                                464,449            (3,680,122)
  Treasury stock purchased                                                                        (1,791,618)                    0
  Cash dividends                                                                                  (4,562,294)           (4,235,243)
-----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                                                     8,329,519           232,766,058
-----------------------------------------------------------------------------------------------------------------------------------
Change In Cash And Cash Equivalents                                                              (25,025,341)           22,571,247
  Cash and cash equivalents at beginning of year                                                  82,106,403            52,534,726
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        57,081,062            75,105,973
===================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                                           $59,805,228           $36,487,592
===================================================================================================================================
Cash Paid For Income Taxes                                                                        $7,011,612            $7,932,467
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                                     $1,749,286            $1,509,892
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.




COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For Nine Months Ended September 30, 1998 and 1997
                                                                                                  1998                   1997
----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, before tax: Unrealized gains on securities:
      Change in unrealized holding gains arising during period                                 $ 7,980,173            $ 2,930,902
      Less:  reclassification adjustment for gains included in
                 net income                                                                     (1,725,600)                 4,637
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                                           6,254,573              2,935,539
Income tax expense related to items of other comprehensive income                               (2,554,993)            (1,195,379)
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                           3,699,580              1,740,160

Plus:  Net income                                                                               11,956,145             11,567,224
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                           $15,655,725            $13,307,384
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     On January 29, 1997, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust I, a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% company-obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on September 30, 1998 were $29,808,750 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income as displayed in the Statement of Comprehensive Income.

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company elected to reclassify $212,735,000 of its held to maturity securities as available for sale upon adoption of FAS 133. Of these securities $17,424,000 was sold during the same reporting quarter, giving rise to securities gains which are reported on the income statement as a cumulative effect of change in accounting principal (FAS 133), net of tax in the amount of $194,000.

NOTE B -- EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended September 30:


                                                          Income             Shares               Per Share Amount
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPAL
Net Income for Three Months
        Ended Sep 30, 1998                                   $4,172,527
         Basic EPS                                            4,172,527        7,616,519                $ 0.55
         Effect of dilutive securities:
             Stock options                                            0          139,950
                                                    -------------------------------------

               DILUTED EPS                                   $4,172,527        7,756,469                $ 0.54
===================================================================================================================
CHANGE IN ACCOUNTING PRINCIPAL NET OF TAX
Net Income for Three Months
        Ended Sep 30, 1998                                     $193,859
         Basic EPS                                              193,859        7,616,519                $ 0.03
         Effect of dilutive securities:
             Stock options                                            0          139,950
                                                    -------------------------------------

               DILUTED EPS                                     $193,859        7,756,469                $ 0.02
===================================================================================================================
NET INCOME
Net Income for Three Months
        Ended Sep 30, 1998                                   $4,366,386
         Basic EPS                                            4,366,386        7,616,519                $ 0.57
         Effect of dilutive securities:
             Stock options                                            0          139,950
                                                    -------------------------------------

               DILUTED EPS                                   $4,366,386        7,756,469                $ 0.56
===================================================================================================================
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPAL
Net Income for Nine Months
        Ended Sep 30, 1998                                  $11,762,286
         Basic EPS                                           11,762,286        7,610,264                $ 1.55
         Effect of dilutive securities:
             Stock options                                            0          131,348
                                                    -------------------------------------

               DILUTED EPS                                  $11,762,286        7,741,612                $ 1.52
===================================================================================================================
CHANGE IN ACCOUNTING PRINCIPAL NET OF TAX
Net Income for Nine Months
        Ended Sep 30, 1998                                     $193,859
         Basic EPS                                              193,859        7,610,264                $ 0.03
         Effect of dilutive securities:
             Stock options                                            0          131,348
                                                    -------------------------------------

               DILUTED EPS                                     $193,859        7,741,612                $ 0.03
===================================================================================================================
NET INCOME
Net Income for Nine Months
        Ended Sep 30, 1998                                  $11,956,145
         Basic EPS                                           11,956,145        7,610,264                $ 1.57
         Effect of dilutive securities:
             Stock options                                            0         131,348
                                                    -------------------------------------

               DILUTED EPS                                  $11,956,145        7,741,612                $ 1.54
===================================================================================================================

PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements

         The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management Discussion and Analysis of Financial Condition and of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the nine months ended September 30, 1998 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through June 30, 1998 as provided by the Federal Reserve System; the peer group is comprised of 140 bank holding companies having $1 to $3 billion in assets.



                                         COMMUNITY BANK SYSTEM, INC.
                                            SUMMARY OF OPERATIONS
                                      EARNINGS AND BALANCE SHEET RECAP
                             3RD AND 2ND QUARTER 1998 AND FULL YEAR COMPARISONS

000s Omitted                                                  Three Months Ended September 30,

 Line     ---------------                                                            Change             Change
  No.     Earnings                                      1998          1997           Amount             Percent
          ---------------                              -------       -------         ------             -------
   1      Net interest income                         $16,513       $16,813           ($300)               -1.8%

   2      Loan loss provision                           1,177         1,235             (58)               -4.7%

   3      Net interest income after                    15,336        15,578            (242)               -1.6%
          provision for loan losses

   4      Investment security
          gain (loss)                                     132             5             127                 --

   5      Other income                                  4,066         3,398             668                19.7%

   6      Other expense                                11,831        11,146             685                 6.1%

   7      Intangible amortization                       1,157         1,141              16                 1.4%

  8a      Income before tax &                           6,546         6,694            (148)               -2.2%
          extraordinary items

  8b      Cum effect FAS 133 net of tax                   194             0             194

   9      Income tax                                    2,374             0           2,374

  10      Net income                                   $4,366        $6,694         ($2,328)              -34.8%

          Earnings per share
  11a     Basic                                         $0.57         $0.56           $0.01                 1.8%
  11b     Diluted                                       $0.56         $0.55           $0.01                 1.8%
                                                     ========      ========        ========               ======
          Balances At Period End
          ----------------------------------
  12      Loans                                      $909,448      $826,905         $82,543                10.0%

  13      Investments (excl. mkt val adj)             591,173       590,587             586                 0.1%

  14      Earning assets                            1,500,656     1,417,527          83,129                 5.9%

  15      Loan loss reserve                            12,441        12,369              72                 0.6%

  16      Intangible assets                            55,183        60,479          (5,296)               -8.8%

  17      Total assets                              1,659,357     1,594,256          65,101                 4.1%

  18      Deposits                                  1,402,905     1,384,893          18,012                 1.3%

  19      Borrowings                                  111,809        79,802          32,007                40.1%

  20      Total equity                               $127,597      $114,462         $13,135                11.5%


000s Omitted                                                  Nine Months Ended September 30,

 Line     ---------------                                                            Change              Change
  No.     Earnings                                      1998          1997           Amount             Percent
          ---------------                             -------       -------          ------             -------

   1      Net interest income                         $48,604       $45,767          $2,837                 6.2%

   2      Loan loss provision                           3,851         2,815           1,036                36.8%

   3      Net interest income after                    44,753        42,952           1,801                 4.2%
          provision for loan losses

   4      Investment security
          gain (loss)                                   1,398             5           1,393               ---

   5      Other income                                 11,166         8,254           2,912                35.3%

   6      Other expense                                35,329        30,371           4,958                16.3%

   7      Intangible amortization                       3,489         2,521             968                38.4%

  8a      Income before tax &                          18,499        18,319             180                 1.0%
          extraordinary items

  8b      Cum effect FAS 133 net of tax                   194             0             194

   9      Income tax                                      194             0             194

  10      Net income                                  $18,499       $18,319            $180                 1.0%

          Earnings per share
  11a     Basic                                         $1.57         $1.53           $0.04                 2.6%
  11b     Diluted                                       $1.54         $1.50           $0.04                 2.7%
                                                     ========      ========        ========               ======
          ----------------------------------
          Balances At Period End
          ----------------------------------
  12      Loans                                      $909,448      $826,905         $82,543                10.0%

  13      Investments (excl. mkt val adj)             591,173       590,587             586                 0.1%

  14      Earning assets                            1,500,656     1,417,527          83,129                 5.9%

  15      Loan loss reserve                            12,441        12,369              72                 0.6%

  16      Intangible assets                            55,183        60,479          (5,296)               -8.8%

  17      Total assets                              1,659,357     1,594,256          65,101                 4.1%

  18      Deposits                                  1,402,905     1,384,893          18,012                 1.3%

  19      Borrowings                                  111,809        79,802          32,007                40.1%

  20      Total equity                               $127,597      $114,462         $13,135                11.5%

000s Omitted                                                        Three Months Ended,

 Line     ---------------                             Sep 30,       Jun 30,          Change              Change
  No.     Earnings                                       1998          1998          Amount              Percent
          ---------------                             -------       -------          ------              -------

   1      Net interest income                         $16,513       $15,922            $591                 3.7%

   2      Loan loss provision                           1,177         1,303            (126)               -9.7%

   3      Net interest income after                    15,336        14,619             717                 4.9%
          provision for loan losses

   4      Investment security
          gain (loss)                                     132         1,000            (868)              ---

   5      Other income                                  4,066         3,683             383                10.4%

   6      Other expense                                11,831        12,003            (172)               -1.4%

   7      Intangible amortization                       1,157         1,163              (6)               -0.5%

  8a      Income before tax &                           6,546         6,136             410                 6.7%
          extraordinary items

  8b      Cum effect FAS 133 net of tax                   194             0             194

   9      Income tax                                    2,374         2,234             140                 6.3%

  10      Net income                                   $4,366         3,902             464                11.9%

          Earnings per share
  11a     Basic                                         $0.57         $0.51           $0.06                11.8%
  11b     Diluted                                       $0.56         $0.50           $0.06                12.0%
                                                     ========      ========        ========               ======
          ----------------------------------
          Balances At Period End
          ----------------------------------
  12      Loans                                      $909,448      $894,252         $15,196                 1.7%

  13      Investments (excl. mkt val adj)             591,173       632,047         (40,874)               -6.5%

  14      Earning assets                            1,500,656     1,526,334         (25,678)               -1.7%

  15      Loan loss reserve                            12,441        12,441               0                 0.0%

  16      Intangible assets                            55,183        56,340          (1,157)               -2.1%

  17      Total assets                              1,659,357     1,699,295         (39,938)               -2.4%

  18      Deposits                                  1,402,905     1,416,391         (13,486)               -1.0%

  19      Borrowings                                  111,809       142,307         (30,498)              -21.4%

  20      Total equity                               $127,597      $122,670          $4,927                 4.0%





                                COMMUNITY BANK SYSTEM, INC.
                                   SUMMARY OF OPERATIONS
                                      KEY RATIO RECAP
                     3RD AND 2ND QUARTER 1998 AND FULL YEAR COMPARISONS

000s Omitted                                                         Three Months Ended September 30,

  Line    ----------------                                                              Change              Change
   No.    Profitability                                    1998          1997           Amount              Percent
  ---     ----------------                                ------        ------          ------              -------
  21      Return on assets                                  1.03%         1.06%        (0.03)%pts.   ---
  22      Return on equity                                 14.08%        15.01%        (0.93)%pts.   ---

  23      Cash earnings per share ( diluted)               $0.65         $0.64         $0.01                  1.6%
  24      Tangible return on assets                         1.19%         1.23%        (0.04)%pts.   ---
  25      Tangible return on  equity                       16.28%        17.41%        (1.13)%pts.   ---

  26      Net interest margin                               4.34%         4.67%        (0.37)%pts.   ---

  27      Non interest income /                             19.6%         16.7%          2.9 %pts.   ---
          operating income (excl. sec. gains)

  28      Efficiency ratio
          (excl. sec. gains & intang. amort.)               57.2%         54.8%          2.4 %pts.   ---

          -----------
          Capital
          -----------
  29      Tier I leverage ratio                             5.92%         5.32%         0.60 %pts.   ---

          Common shares outstanding
   30a    Weighted average                                 7,756         7,671            85                     1.1%
   30b    Period end                                       7,557         7,549             8                     0.1%

  31      Cash dividends declared
          per common share                                 $0.23         $0.20         $0.03                 15.0%

  32      Common stock price                              $28.69        $29.00        ($0.31)                -1.1%

   33a    Book value                                      $16.88        $15.16         $1.72                 11.3%
   33b    Tangible book value                              $9.58         $7.15         $2.43                 34.0%

          -----------------------------
          Asset Quality Ratios
          -----------------------------
  34      Loan loss reserve /
          loans outstanding                                 1.37%         1.50%        (0.13)%pts.   ---

  35      Nonperforming loans /
          loans outstanding                                 0.48%         0.53%        (0.05)%pts.   ---

  36      Loan loss reserve /
          nonperforming loans                                286%          284%            2 %pts.   ---

  37      Net charge-offs /
          average loans                                     0.52%         0.49%         0.03 %pts.   ---

  38      Loan loss provision /
          net charge-offs                                    100%          125%          (25)%pts.   ---

  39      Nonperforming assets /
          loans outstanding + OREO                          0.62%         0.63%        (0.01)%pts.   ---

000s Omitted                                                    Nine Months Ended September 30,

  Line    ----------------                                                              Change              Change
   No.    Profitability                                    1998          1997           Amount             Percent
 -----    ----------------                                ------        -----          --------            -------
  21      Return on assets                                  0.95%         1.06%        (0.11)%pts.   ---
  22      Return on equity                                 13.24%        14.22%        (0.98)%pts.   ---

  23      Cash earnings per share ( diluted)               $1.81         $1.69         $0.12                7.1%
  24      Tangible return on assets                         1.12%         1.20%        (0.08)%pts.   ---
  25      Tangible return on  equity                       15.52%        16.06%        (0.54)%pts.   ---

  26      Net interest margin                               4.34%         4.59%        (0.25)%pts.   ---

  27      Non interest income /                            18.6%         15.2%          3.4  %pts.   ---
          operating income (excl. sec. gains)

  28      Efficiency ratio
          (excl. sec. gains & intang. amort.)              58.7%         55.9%          2.8  %pts.   ---

          -----------
          Capital
          -----------
  29      Tier I leverage ratio                             5.92%         5.32%         0.60 %pts.   ---

          Common shares outstanding
 30a      Weighted average                                 7,742         7,661            81                1.1%
   30b    Period end                                       7,557         7,549             8                0.1%

  31      Cash dividends declared
          per common share                                 $0.63         $0.56         $0.07               12.5%

  32      Common stock price                              $28.69        $29.00        ($0.31)              -1.1%

 33a      Book value                                      $16.88        $15.16         $1.72               11.3%
   33b    Tangible book value                              $9.58         $7.15         $2.43               34.0%

          -----------------------------
          Asset Quality Ratios
          -----------------------------
  34      Loan loss reserve /
          loans outstanding                                 1.37%         1.50%        (0.13)%pts.   ---

  35      Nonperforming loans /
          loans outstanding                                 0.48%         0.53%        (0.05)%pts.   ---

  36      Loan loss reserve /
          nonperforming loans                                286%          284%            2 %pts.   ---

  37      Net charge-offs /
          average loans                                     0.59%         0.39%         0.20 %pts.   ---

  38      Loan loss provision / net charge-offs              100%          133%          (33)%pts.
  39      Nonperforming assets /
          loans outstanding + OREO                          0.62%         0.63%        (0.01)%pts.   ---

000s Omitted                                              Three Months Ended,

  Line    ----------------                                 Sep 30,       Jun 30,         Change           Change
   No.    Profitability                                     1998          1998           Amount          Percent
          ----------------                                 ------        ------          ------          -------
  21      Return on assets                                  1.03%         0.93%         0.10 %pts.   ---
  22      Return on equity                                 14.08%        13.06%         1.02 %pts.   ---

  23      Cash earnings per share ( diluted)               $0.65         $0.59         $0.06               10.2%
  24      Tangible return on assets                         1.19%         1.09%         0.10 %pts.   ---
  25      Tangible return on  equity                       16.28%        15.34%         0.94 %pts.   ---

  26      Net interest margin                               4.34%         4.20%         0.14 %pts.   ---

  27      Non interest income /                            19.6%         18.7%          0.9  %pts.   ---
          operating income (excl. sec. gains)

  28      Efficiency ratio
          (excl. sec. gains & intang. amort.)               57.2%         60.8%         (3.7)%pts.   ---

          -----------
          Capital
          -----------
  29      Tier I leverage ratio                             5.92%         5.75%         0.17 %pts.   ---

          Common shares outstanding
   30a    Weighted average                                 7,756         7,759            (3)              0.0%
   30b    Period end                                       7,557         7,622           (65)             -0.9%

  31      Cash dividends declared
          per common share                                 $0.23         $0.20         $0.03              15.0%

  32      Common stock price                              $28.69        $31.31        ($2.62)             -8.4%

   33a    Book value                                      $16.88        $16.09         $0.79               4.9%
   33b    Tangible book value                              $9.58         $8.70         $0.88              10.1%

          -----------------------------
          Asset Quality Ratios
          -----------------------------
  34      Loan loss reserve /
          loans outstanding                                 1.37%         1.39%        (0.02)%pts.   ---

  35      Nonperforming loans /
          loans outstanding                                 0.48%         0.45%         0.03 %pts.   ---

  36      Loan loss reserve /
          nonperforming loans                                286%          308%       (22.32)%pts.   ---

  37      Net charge-offs /
          average loans                                     0.52%         0.59%        (0.07)%pts.   ---

  38      Loan loss provision /
          net charge-offs                                    100%          100%         0.00 %pts.   ---

  39      Nonperforming assets /
          loans outstanding + OREO                          0.62%         0.56%         0.06 %pts.   ---



                                                      COMMUNITY BANK SYSTEM, INC.
                                                         SUMMARY OF OPERATIONS
                                                            KEY RATIO RECAP
                                               3RD AND 2ND QUARTER 1998 AND FULL YEAR COMPARISONS
000s Omitted
                                                    Three Months Ended September 30,

  Line    --------------------------------------                                       Change                 Change
   No.    Asset Quality Components                         1998          1997          Amount                Percent
 -----    --------------------------------------          ------        ------         ------                -------
  40      Nonaccruing loans                               $2,726        $1,903          $823                  43.2%

  41      90+ days delinquent                              1,629         2,459          -830                 -33.8%
                                                           -----         -----          ----                ------
  42      Tot nonperforming loans                         $4,355        $4,362           -$7                  -0.2%

  43      Troubled debt restructurings                       138             0           138                    --

  44      Other real estate                                1,248           872           376                  43.1%
                                                           -----           ---           ---                  -----
  45      Tot nonperforming assets                        $5,741        $5,234          $507                   9.7%

          -------------------------------------------------
          Components of Net Interest Margin
          -------------------------------------------------

  46      Loan yield                                        9.34%         9.52%        (0.18)%pts.  ----
  47      Investment yield                                  6.53%         7.53%        (1.00)%pts.  ----

  48      Earning asset yield                               8.18%         8.64%        (0.46)%pts.  ----

  49      Interest bearing deposits rate                    4.21%         4.28%        (0.07)%pts.  ----
  50      Borrowed funds rate                               6.73%         7.13%        (0.40)%pts.  ----

  51      Cost of all interest bearing funds                4.44%         4.51%        (0.07)%pts.  ----

  52      Cost of funds (includes DDA)                      3.81%         3.91%        (0.10)%pts.  ----
  53      Cost of funds / earning assets                    3.84%         3.97%        (0.13)%pts.  ----

  54      Net interest margin                               4.34%         4.67%        (0.33)%pts.  ----

  55      Full tax equivalent adjustment                    $214          $127           $87                  68.5%
          -----------------------------------------
          Average Balances for Period
          -----------------------------------------
  56      Loans                                         $898,992      $800,598       $98,394                  12.3%

  57      Investments (excl. mkt val adj)                629,082       637,996        (8,914)                 -1.4%

  58      Earning assets                               1,528,075     1,438,593        89,482                   6.2%

  59      Total assets                                 1,682,609     1,587,153        95,456                   6.0%

  60      Deposits                                     1,416,923     1,354,624        62,299                   4.6%

  61      Borrowings                                     122,696       103,596        19,100                  18.4%

  62      Total equity                                  $123,061      $111,892       $11,169                  10.0%

000s Omitted


  Line    --------------------------------------                                    Change                  Change
   No.    Asset Quality Components                       1998           1997        Amount                 Percent
 -----    --------------------------------------       ------         ------        ------                 -------
  40      Nonaccruing loans                            $2,726         $1,903         $823                     43.2%

  41      90+ days delinquent                           1,629          2,459         -830                    -33.8%
                                                        -----          -----         ----                    ------
  42      Tot nonperforming loans                      $4,355         $4,362          -$7                     -0.2%

  43      Troubled debt restructurings                    138              0          138                       --

  44      Other real estate                             1,248            872          376                     43.1%
                                                        -----            ---          ---                     -----
  45      Tot nonperforming assets                     $5,741         $5,234         $507                      9.7%

          -------------------------------------------------
          Components of Net Interest Margin
          -------------------------------------------------

  46      Loan yield                                    9.40%           9.53%       (0.13) %pts. -----
  47      Investment yield                              6.75%           7.59%       (0.84) %pts. -----

  48      Earning asset yield                           8.27%           8.63%       (0.36) %pts. -----

  49      Interest bearing deposits rate                4.27%           4.27%        0.00  %pts. -----
  50      Borrowed funds rate                           6.71%           6.59%        0.12  %pts. -----

  51      Cost of all interest bearing funds            4.52%           4.61%       (0.09) %pts. -----

  52      Cost of funds (includes DDA)                  3.90%           4.05%       (0.15) %pts. -----
  53      Cost of funds / earning assets                3.95%           4.04%       (0.09) %pts. -----

  54      Net interest margin                           4.33%           4.59%       (0.26) %pts. -----

  55      Full tax equivalent adjustment                $516            $319         $197                     61.8%
          -----------------------------------------
          Average Balances for Period
          -----------------------------------------
  56      Loans                                      $875,455       $720,589     $154,866                     21.5%

  57      Investments (excl. mkt val adj)             642,341        620,996       21,345                      3.4%

  58      Earning assets                            1,517,797      1,341,554      176,243                     13.1%

  59      Total assets                              1,674,595      1,460,976      213,619                     14.6%

  60      Deposits                                  1,401,471      1,167,151      234,320                     20.1%

  61      Borrowings                                  134,038        170,337      (36,299)                   -21.3%

  62      Total equity                               $120,759       $109,155      $11,604                     10.6%

000s Omitted
                                                           Three Months Ended,

  Line    --------------------------------------      Sep 30,         Jun 30,        Change                  Change
   No.    Asset Quality Components                     1998            1998          Amount                  Percent
          --------------------------------------      -------         -------        ------                  -------
  40      Nonaccruing loans                            $2,726          $2,693          $33                      1.2%

  41      90+ days delinquent                           1,629           1,350          279                     20.7%
                                                        -----           -----          ---                     -----
  42      Tot nonperforming loans                      $4,355          $4,043         $312                      7.7%

  43      Troubled debt restructurings                    138             126           12                      9.5%

  44      Other real estate                             1,248             975          273                     28.0%
                                                        -----             ---          ---                     -----
  45      Tot nonperforming assets                     $5,741          $5,144         $597                     11.6%

          -------------------------------------
          Components of Net Interest Margin
          -------------------------------------

  46      Loan yield                                        9.34%           9.39%       (0.05)%pts.   ---
  47      Investment yield                                  6.53%           6.60%       (0.07)%pts.   ---

  48      Earning asset yield                               8.18%           8.19%       (0.01)%pts.   ---

  49      Interest bearing deposits rate                    4.21%           4.31%       (0.10)%pts.   ---
  50      Borrowed funds rate                               6.73%           6.64%        0.09 %pts.   ---

  51      Cost of all interest bearing funds                4.44%           4.56%       (0.12)%pts.   ---

  52      Cost of funds (includes DDA)                      3.81%           3.95%       (0.14)%pts.   ---
  53      Cost of funds / earning assets                    3.84%           3.99%       (0.15)%pts.   ---

  54      Net interest margin                               4.34%           4.20%        0.14 %pts.   ---

  55      Full tax equivalent adjustment                    $214            $132          $82                  62.1%
          -----------------------------------------
          Average Balances for Period
          -----------------------------------------
  56      Loans                                         $898,992        $877,616      $21,376                   2.4%

  57      Investments (excl. mkt val adj)                629,082         660,097      -31,015                  -4.7%

  58      Earning assets                               1,528,075       1,537,713       -9,638                  -0.6%

  59      Total assets                                 1,682,609       1,691,816       -9,207                  -0.5%

  60      Deposits                                     1,416,923       1,410,726        6,197                   0.4%

  61      Borrowings                                     122,696         142,969      -20,273                 -14.2%

  62      Total equity                                  $123,061        $119,865       $3,196                   2.7%


     Net income for the third quarter and first nine months of 1998 reached record highs of $4.366 million and $11.956 million, up 3.1% and 3.4%, respectively, over the comparable 1997 periods. Earnings per share (diluted) also established new records of $.56 for the third quarter and $1.54 year-to-date, up at a slightly slower pace of 1.8% and 2.7%, respectively, because of higher average shares outstanding. Compared to second quarter 1998 results, third quarter 1998 net income rose by $464,000 while earnings per share climbed by $.06, both measures up by approximately 12%.

     Cash earnings per share increased to $.65 for the third quarter of 1998, up 1.6% compared to last year, and were 7.1% higher at $1.81 for the first nine months. Cash or tangible return on assets (ROA) was 1.12% year-to-date while nominal ROA was .95%. And tangible return on equity (ROE) at 15.52% exceeded nominal ROE by 2.28 percentage points at 13.24% for the same period. The difference between cash and nominal results reflects the contribution of the company's branch acquisitions on an economic basis, which excludes the non-cash impact of amortizing the premiums paid for the acquisitions.

     The company's record high results reflect continued progress in strengthening our franchise following our mid-1997 acquisition of a combined 20 branches from Key Bank, N.A. and Fleet Bank. While loan growth slowed to a comparatively modest $15.2 million during the third quarter, loans are up $82.5 million or 10% over the last twelve months, with growth in the purchased branches contributing nearly half of this increase. Particularly important to our third quarter results is an improvement in recurring fee income, up by 19.7% compared to the same period last year. Net charge-offs at .52% of average loans continued to decrease from an unusually high level for our company at .76% in the fourth quarter of 1997.

     While the flat Treasury yield curve of the last nine months has put downward pressure on yields especially in our investment portfolio, unrealized gains in that portfolio remain substantial at $11.0 million, even after $460,000 in gains taken in the third quarter, $1.0 million in the second quarter, and $266,000 in the first quarter. These gains resulted from investment strategies involving $67 million in sales designed to improve the company's interest rate risk position. As of July 1, 1998, the company moved virtually all its held-to-maturity investment securities to its available-for-sale portfolio with the adoption of Financial Accounting Standard 133; $328,000 of gains taken in the quarter were from these transferred securities and are reported on an after-tax basis at $194,000 as an extraordinary item.

     Approximately 65,000 shares have been acquired through quarter end under the company's 750,000 stock repurchase program announced on September 17, 1998. It is anticipated that program will result in meaningful improvements in earnings per share and return on equity over time. The timing of repurchases is being paced by using securities cash flow to pay down selected high cost liabilities instead of reinvesting it in the currently unattractive financial market environment.

     Reflective of pressure on the company's net interest margin compared to last year at this time, third quarter net interest income was lower by 1.8% or $300,000. Compared to second quarter 1998, however, net interest income is up by $591,000 or 3.7% despite $9.6 million less in average earning assets. Yields on earning assets remained largely unchanged while the cost of funds decreased by over 1/8th of a point due to downward pricing of deposits and reduced borrowings. Consequently, the net interest margin rose 13 basis points over the linked quarter to 4.34%. Year-to-date, the net interest margin averaged 4.33% versus 4.59% in 1997; including securities gains, the adjusted net interest margin is 4.48% and 4.59%, respectively.

     Relative stability in earning asset yields for the third quarter compared to the second quarter was achieved despite a decrease in overall financial market rates. Declines were very modest in the overall loan and investment portfolio yield, and the mix of earning assets held in investment securities was reduced due to nearly $41 million in sales and run-off. During the quarter, the company experienced a slight reduction in accelerated amortization of premiums on certain collateralized mortgage obligations (CMOs) caused by unusually high mortgage refinancing activity nationwide. Even with such activity during the last nine months, the investment portfolio yield has averaged a favorable 127 basis point spread over the 3-year Treasury rate.

     Loans increased during the third quarter by $15.2 million to $909 million as of September 30, 1998. This growth represented about 40% of second quarter 1998's record growth, but exceeded the first quarter 1998 rate of $12.3 million, which was reduced by the North Country ice storm and regular seasonal factors. This quarter's growth entirely resided in business lending and consumer mortgages, up $8.3 million and $8.1 million, respectively, or a bit more than half their second quarter expansion. In general, commercial loan business development efforts were less successful during the summer months, but the success of the bank's no-closing cost residential mortgage program remained good. Sales of mortgages in the secondary market were virtually the same as in the second quarter at $11.1 million. Automobile model change-over and conservative underwriting combined for a net decrease in indirect loans of $1.2 million. Consumer direct loans were unchanged.

     As the previously discussed reduction in net charge-off ratios suggests, the dollar amount of net charge-offs was also reduced for the third consecutive quarter to $1.177 million from $1.6 million in the fourth quarter of 1997. Greatest improvement has occurred in direct installment loans followed by indirect installment and commercial loans. The loan loss provision continues to equally cover net charge-offs; there has been a 2 basis point decrease since June 30, 1998 in the loan loss reserve to loans outstanding ratio to 1.37% due to loan growth.

     Nonperforming loans at $4.4 million are virtually the same as one year earlier, though the decrease in 90 day delinquencies has almost been equally offset by higher nonaccruals. Compared to the level at June 30, 1998, nonperformers are up $312,000 or 7.7%; nonaccruals are nearly unchanged with higher delinquencies accounting for most of the increase. These flows reflect what management believes to be normal changes within the portfolio due to isolated situations and do not reflect any systemic problems; the ratio of nonperformers to total loans increased slightly to .48% from three months earlier, when it represented the very favorable 22nd peer percentile. Loss reserve coverage over nonperformers is an ample 286% compared to the 250% industry norm at June 30, 1998. Combined delinquencies (30 days or more) and nonaccruals were 1.39% of total loans as of September 30, 1998 versus 1.82% at year end, remaining well within the company's internal guideline of 2.0%.

     The company's third quarter 1998 efficiency ratio (overhead less intangible amortization compared to net interest and other income before net securities gains) improved to 57.2% from 60.8% in the second quarter. Favorable factors were the increase in net interest income discussed above and a $383,000 increase in noninterest income, largely comprised of $220,000 greater service charges and overdraft fees (in part reflecting a mid-second quarter pricing increase), a 26% increase in the company's annual dividend to $305,000 from its participation in the New York State Bankers' Creditor Life Insurance program, $72,000 more in fees from secondary mortgage market and student loan sales, and $39,000 more in Visa merchant income. The efficiency ratio also improved because of a $172,000 reduction in overhead expense to $11.831 million; the second quarter 1998 level had been elevated to $12.003 million from the first quarter rate of $11.494 million predominantly due to certain one-time or periodic expenses and timing differences. The third quarter itself contains $150,000 in one-time expenses relating to the sublease of a vacated acquired branch facility and write-down of selected repossessed property (OREO).

     For the first nine months of 1998, the ratio of recurring noninterest income to operating income was 18.6%, a significant 3.4 percentage point increase over one year earlier, reflective of the company's strategy to increase its income sources that are less susceptible to interest rate fluctuation. For the same two periods, the company's recurring efficiency ratio was 58.7% this year versus 55.9% for 1997, which includes only one quarter's impact of that year's acquisitions.

YEAR 2000

      The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     Based on its assessment, the Company determined that the majority of its processing systems are outsourced to industry standard vendors. The Company, through its established Year 2000 Committee, has identified critical vendors and processes and have put in place monitoring and measuring techniques to assure our critical vendors are complying with the Federal Financial Institutions Examining Council guidelines for Year 2000 compliance. The Company is subject to quarterly reviews by the Office of the Comptroller of the Currency (OCC) and to date there have been no significant findings as a result of their review. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue can be mitigated without impact on the Company's operation.

     The Company has initiated formal communications with all of its significant yet non-critical suppliers and large customers to determine the status of Year 2000 compliance and if appropriate contingency plans and business resumption plans are in place in the event the vendor or customer should experience a Year 2000 compliant failure. To date, 56% of our vendors have responded that they are Year 2000 compliant, 30% have reported that they are working diligently and will be Year 2000 compliant, and 14% have not yet stated their position. We are closely following the progress of those vendors who are working on the project and will seek alternate vendors for all suppliers that can not become Year 2000 compliant or those vendors who have failed to respond to our inquiries.

     The Company is utilizing both internal and external resources to reprogram or replace, test and validate the software for Year 2000 modifications. The Company has estimated that the overall Year 2000 dollar expense for upgrades and equipment will total up to $1,000,000. This budget estimate includes (but is not limited to) upgrades to Item Processing software and hardware, ATM's, third party reviews of outsourcing vendors, proxy testing, PC software and hardware, the cost of service vendors mailings, follow-up testing, customer awareness efforts and commercial customer risk assessments. The Company is working toward completing the Year 2000 project by December 31, 1998. To date the Company has incurred approximately $250,000 of expenses related to the assessment of, and preliminary efforts in connection with, its Year 2000 project plan and remediation effort.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates and efforts, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications plans and other factors. There can be no guarantee that these estimates will be achieved.




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

                                                                        Third Quarters Ended September 30,
(000's omitted except yields
and rates)                                                      1998                                       1997
                                                  Avg.       Amt. of    Avg. Yield/       Avg.            Amt. of       Avg. Yield/
ASSETS:                                         Balance      Interest    Rate Paid      Balance           Interest       Rate Paid
                                                -------      -------     ---------      -------           --------       ----------
Interest-earning assets:
     Federal funds sold                           $8,191       112        5.41%            44,504               618         5.51%
     Time deposits in other banks                     35         0        5.30%                35                 1         5.81%

     Taxable investment securities               585,391     9,552        6.47%           575,334            11,090         7.65%
     Nontaxable investment securities             35,465       673        7.53%            18,122               395         8.65%
     Loans (net of unearned discount)            898,992    21,165        9.34%           800,598            19,221         9.52%

                                           --------------                          ---------------
          Total interest-earning assets        1,528,074    31,502        8.18%         1,438,593            31,325         8.64%

Noninterest earning assets
     Cash and due from banks                      55,615                                   53,709
     Premises and equipment                       24,649                                   21,154
     Other Assets                                 82,709                                   81,456
     Less:allowance for loans                    (12,270)                                 (11,634)
     Net unrealized gains/(losses) on
          available-for-sale portfolio             3,831                                    3,875

                                           --------------                          ---------------
          Total                                1,682,608                                1,587,153
                                           ==============                          ===============

LIABILITIES AND SHREHOLDERS' EQUITY:

Interest-bearing liabailities
     Savings deposits                            511,138     3,060        2.38%           495,112             3,111         2.49%
     Time deposits                               685,490     9,634        5.58%           666,045             9,414         5.61%
     Short-term borrowings                         7,182       103        5.71%               424                 7         6.44%
     Long-term borrowings                        115,514     1,979        6.80%           103,172             1,854         7.13%
          Total interest-bearing
                                           ------------------------                ---------------------------------
          liabilities                          1,319,324    14,776        4.44%         1,264,753            14,386         4.51%

Noninterest bearing liabilities
     Demand deposits                             220,294                                  193,467
     Other liabilities                            19,929                                   17,041
Shareholders' equity                             123,061                                  111,892
                                           --------------                          ---------------
          Total                                1,682,608                                1,587,153
                                           ==============                          ===============

Net interest earnings                                       16,726                                           16,939
                                                         ==========                               ==================

Net yield on interest-earning assets                                      4.34%                                             4.67%
                                                                   =============                                    ==============

Federal tax exemption on nontaxable investment
   securities included in interest income                      214                                              127




 B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

(000's omitted)                                    3rd Quarter 1998 Compared to 3rd Quarter 1997

                                                     Increase (Decrease) Due to Change In: (1)

                                                   Volume            Rate              Net Change
                                                   ------            ----              ----------
Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell             (504)               (2)                (506)


   Time deposits in other banks                       --                (1)                  (1)


   Taxable investment securities                      194           (1,732)              (1,538)


   Nontaxable investment securities                   378             (100)                 278


   Loans (net of unearned discounts)                2,361             (417)               1,944


Total interest-earning assets (2)                   1,949           (1,772)                 177



Interest paid on:
   Savings deposits                                   101             (152)                (51)


   Time deposits                                      275              (55)                 220


   Short-term borrowings                              110              (14)                  96


   Long-term borrowings                               222              (97)                 125


Total interest-bearing liabilities                    620             (230)                 390


Net interest earnings (2)                           1,053           (1,266)               (213)



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

(000's omitted)                      Three Months Ended September 30,             Nine Months Ended September 30,
                                                      Change    Change                               Change       Change
                                    1998     1997     Amount   Percent           1998     1997      Amount      Percent
                                    ----     ----     ------   -------           ----     ----      ------      -------
Personnel expense                  6,357    6,148        209      3.4%          19,343   16,634       2,709        16.3%

Net occupancy expense              1,041      905        136     15.0%           3,116    2,475         641        25.9%

Equipment expense                    993      644        349     54.2%           2,609    1,954         655        33.5%

Professional fees                    708      816      (108)    -13.2%           1,466    1,577       (111)        -7.0%

Data processing expense              969    1,215      (246)    -20.2%           2,988    2,709         279        10.3%

Amortization                       1,178    1,163         15      1.3%           3,553    2,583         970        37.6%

Stationary and supplies              333      448      (115)    -25.7%           1,051    1,091        (40)        -3.7%

Deposit insurance premiums            48       47          1      2.1%             143       96          47        49.0%

Other                              1,361      900        461     51.2%           4,549    3,773         776        20.6%

          Total                   12,988   12,286        702      5.7%          38,818   32,892       5,926        18.0%

Total operating expenses as a      3.06%    3.07%     -0.01% pts                 3.10%    3.01%       0.09% pts
percentage of average assets

Efficiency ratio                   57.2%    54.8%      2.40% pts                 58.7%    55.9%       2.80% pts
   (excl sec.gains & intang. amort)

D) The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:


                                                                 As of September 30,
(000's omitted)                                                                       Change          Change
                                                       1998           1997            Amount         Percent
                                                      ------         ------           ------         -------
Real estate mortgages:
     Residential                                     256,408        236,682            19,726           8.33%
     Commercial Loans secured by real                117,408         62,593            54,815          87.57%
estate
     Farm                                             12,044          8,595             3,449          40.13%
          Total                                      385,860        307,870            77,990          25.33%

Commercial, financial, and agricultural
     Agricultural                                     23,348         23,111               237           1.03%
     Commercial and financial                        151,981        121,112            30,869          25.49%
         Total                                       175,329        144,223            31,106          21.57%

Installment loans to individuals:
     Direct                                          109,690         74,228            35,462          47.77%
     Indirect                                        206,536        192,392            14,144           7.35%
     Student and other                                 6,626         13,857           (7,231)         -52.18%
          Total                                      322,852        280,477            42,375          15.11%

Other Loans                                            5,581          7,306           (1,725)         -23.61%
Gross Loans                                          889,622        739,876           149,746          20.24%

Less: Unearned discounts                               1,526          3,999           (2,473)         -61.84%
          Reserve for possible loan                   12,441          9,599             2,842          29.61%
losses

Net loans                                            875,655        726,278           149,377          20.57%






E) The following table presents information concerning the aggregate amount of nonperforming assets:

(000's omitted)                                                              As of September 30.
                                                                                               Change          Change
                                                                  1998          1997           Amount         Percent
                                                                 -----         -----           ------         -------
 Loans accounted for on a nonaccrual basis                       2,726         1,903              823           43.2%

Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payments                              1,629         2,459             (830)         -33.8%
                                                                ------        ------            -----          ------

     Total nonperforming loans                                   4,355         4,362              (7)           -0.2%

Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors and
     Creditors for Troubled Debt Restructurings"                   138             0              138

     Other real estate                                           1,248           872              376           43.1%
                                                                ------        ------             ----           -----

     Total nonperforming assets                                  5,741         5,234              507            9.7%


Ratio of allowance for loan losses to
period-end loans                                                  1.37%         1.50%

Ratio of allowance for loan losses to
period-end nonperforming loans                                  286.00%       284.00%

Ratio of allowance for loan losses to
period-end nonperforming assets

Ratio of nonperforming assets to period-end
total loans and other real estate owned                          0.62%         0.63%

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

                                                   Three Months Ended September 30,             Nine Months Ended September 30,
(000's omitted)
                                                                     Change      Change                           Change      Change
                                                  1998      1997     Amount     Percent        1998     1997      Amount     Percent
Amount of loans outstanding at end
of period                                      910,974   830,258     80,716        9.7%     910,974  830,258      80,716        9.7%

Daily average amount of loans (net
of unearned discount)                          898,992   800,598     98,394       12.3%     898,992  800,598      98,394       12.3%

Balance of allowance for possible
loan losses at beginning of period              12,441     9,599      2,842       29.6%      12,434    8,128       4,306       53.0%

Loans charged off:
  Commercial, financial, and agricultural          129        86         43       50.0%         410      174         236      135.6%
    Real estate construction                         0
    Real estate mortgage                            20         0         20       NA             20       25         (5)      -20.0%
    Installment                                  1,235     1,088        147       13.5%       4,075    2,455       1,620       66.0%
          Total loans charged off                1,384     1,174        210       17.9%       4,505    2,654       1,851       69.7%


Recoveries of loans previously charged off:
  Commercial, financial, and agricultural           51        42          9       21.4%         133      134         (1)       -0.7%
    Real estate construction                         0         0
    Real estate mortgage                             0         1                                           1
     Installment                                   157       146         11        7.5%         529      398         131       32.9%
          Total recoveries                         208       189         19       10.1%         662      533         129       24.2%

Net loans charged off                            1,176       985        191       19.4%       3,843    2,121       1,722       81.2%

Additions to allowance charged to expense        1,176     1,235       (59)       -4.8%       3,850    2,815       1,035       36.8%

Reserves on acquired loans (1)                             2,520    (2,520)     -100.0%                3,547     (3,547)     -100.0%

Balance at end of period                        12,441    12,369         72        0.6%      12,441   12,369          72        0.6%

Ratio of net chargeoffs to average loans
  outstanding                                    0.13%     0.12%                              0.43%    0.26%

(1) These reserve additions are attributable to loans purchased from Key Bank N.A. and Fleet Bank in association with the purchases of branch offices in June and July, 1997, respectively.





Noninterest Income

(000's omitted)                                                      Three Months Ended                Nine Months Ended
                                                                   Sep-98           Sep-97          Sep-98           Sep-97
Personal trust services                                               292              266             860              795
Financial product commissions                                         311              256             909              748
Service charges on deposits                                           883              788           2,439            1,911
Overdraft fees                                                        846              642           2,150            1,529
Other service charges and fees                                      1,038              944           2,464            1,827
BPA/EBT income                                                        594              455           1,761            1,369
Securities gains/losses                                               132                5           1,398                5
Other nonrecurring income                                             102               47             583               75
                                                  Total             4,198            3,403          12,564            8,259

Total noninterest income (excluding net securities
gains/losses) as a percentage of operating income                   19.6%            16.7%           18.6%            15.2%

Total noninterest income (excluding net securities
gains/losses) as a percentage of average assets                     0.96%            0.86%           0.89%            0.76%

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





                           COMMUNITY BANK SYSTEM, INC.



Date:  November 13, 1998
                                            /s/ SANFORD A. BELDEN
                                                -------------------------------
                                                Sanford A. Belden, President and
                                                Chief Executive Officer



Date:  November 13, 1998
                                            /s/ CHARLES M. ERTEL
                                                --------------------------------
                                                Charles M. Ertel, Assistant
                                                Treasurer
                                                (Chief Accounting Officer)