Form 10-K
period 1998-12-31
COMMUNITY BANK SYSTEM INC
filed 1999-03-30
CIK 723188

=======================================================================

=======================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1998

                         Commission file number 0-11716

                               [GRAPHIC OMITTED]

                          COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  16-1213679
(State or other jurisdiction of incorporation)(I.R.S.Employer Identification No)

5790 WIDEWATERS PARKWAY, DEWITT, NEW YORK                13214-1883
 (Address of principal executive offices)                (Zip Code)

                                 (315) 445-2282
                                 --------------
               Registrant's telephone number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                              Common Stock, No Par

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during all the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
         -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}


     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

     $186,109,993 based upon average selling price of $25.625 and 7,262,829 shares on March 3, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                7,262,829 Shares of common stock, no par value,
                 were issued and outstanding on March 3, 1999.
                -----------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

     Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 12, 1999 (the "Proxy Statement") is incorporated by reference in Part III of this Annual Report on Form 10-K.

=======================================================================

                               TABLE OF CONTENTS

PART I                                                        PAGE

Item 1.  Business .............................................  1

Item 2.  Properties ...........................................  6

Item 3.  Legal Proceedings ....................................  6

Item 4.  Submission of Matters to a Vote of Security Holders ..  6

Item 4A. Executive Officers of the Registrant .................  7

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Shareholder Matters ......................  8

Item 6.  Selected Financial Data ..............................  8

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................. 10

Item 8.  Financial Statements and Supplementary Data:
          Community Bank System, Inc. and Subsidiaries:
           Consolidated Statements of Financial Condition ..... 36
           Consolidated Statements of Income .................. 37
           Consolidated Statements of Changes in Shareholders'
           Equity ............................................. 38
           Consolidated Statements of Cash Flows .............. 39
           Notes to Consolidated Financial Statements ......... 40
           Independent Auditor's Report ....................... 56
         Two Year Selected Quarterly Data, 1998 and 1997 ...... 57

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ................ 58

PART III

Item 10. Directors and Executive Officers of the Registrant ... 58

Item 11. Executive Compensation ............................... 58

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ....................................... 58

Item 13. Certain Relationships and Related Transactions ....... 58

PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K .............................. 58

Signatures .................................................... 60

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set forth herein under the caption "Forward-Looking Statements."

ITEM 1. BUSINESS
----------------

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

On March 26, 1990, Community Bank opened the Corning Market Street branch from the Company's acquisition of deposits and certain assets from Key Bank of Central New York. On January 1, 1992, the Company's five banking affiliates consolidated into a single, wholly-owned national banking subsidiary, known as Community Bank, N.A. ("Bank"). On March 31, 1993, the Bank's marketing representative office in Ottawa, Canada was closed. On June 3, 1994, the Company acquired three branch offices in Canandaigua, Corning and Wellsville, New York from the Resolution Trust Corporation. At that time, the preexisting Canandaigua branch office loans and deposits were transferred into the new facility. On October 28, 1994, the Company acquired the Cato, New York branch of The Chase Manhattan Bank, N.A. On July 14, 1995, the Company acquired 15 branch offices from The Chase Manhattan Bank, N.A. located in Norwich, Watertown (two),
Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two), and Penn Yan, New York ("Chase Branches"). On December 15, 1995, the Company sold three of the former Chase Branches, located in Norwich, New Hartford, and Utica, to NBT Bank, N.A. On June 16, 1997 the Company acquired eight branches from Key Bank of New York located in Alfred, Cassadaga, Clymer, Cuba, Gowanda, Ripley, Sherman, and Wellsville in Southwestern New York State. On July 18, 1997 the Company acquired 12 branches from Fleet Bank located in Old Forge, Boonville, Ogdensburg, St. Regis Falls, Gateway Plaza, Watertown (2), Clayton, Lowville, Massena (2), and Gouverneur in Northern and Central New York State. Seven of the former Fleet offices or existing Bank offices in Watertown (2), Boonville, Ogdensburg, Gouverneur, and Massena (2) have since been or are scheduled to be combined.

The Company had a wholly-owned data processing subsidiary, Northeastern Computer Services, Inc. ("Northeastern"). Northeastern was acquired by the Company from The St. Lawrence Bank on May 31, 1984 pursuant to a corporate reorganization. Northeastern had previously been a wholly-owned subsidiary of The St. Lawrence Bank and was the survivor of a merger with Lawban Computer Systems, Inc., another wholly-owned subsidiary of the St. Lawrence Bank. Northeastern's office was located at 6464 Ridings Road, Syracuse, New York. In December 1991, the Company entered into a five year agreement with Mellon Bank, N.A. ("Mellon") to provide data processing services (the agreement has since been renewed with the subsequent acquiror of Mellon's data services, Fiserv, Inc., for a term ending December 31, 2002). On June 30, 1992, Northeastern ceased operations. On January 17, 1997 all the outstanding shares of common stock of Northeastern were transferred from the Company to Community Bank, N.A. On that date, Northeastern became a wholly-owned subsidiary of the Bank and changed its name to CBNA Treasury Management Corporation ("TMC"). TMC is now utilized by the Bank to manage its Treasury function, including asset/liability, investment portfolio, and liquidity management.

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

The Company provides banking services through its two regional offices at 45-49 Court Street, Canton, New York and 201 North Union Street, Olean, New York, as well as through 68 customer facilities in the eighteen counties of St. Lawrence, Jefferson, Lewis, Oneida, Cayuga, Seneca, Ontario, Oswego, Wayne, Yates, Allegany, Cattaraugus, Tioga, Steuben, Chautauqua, Franklin, Herkimer, and Onondaga. The administrative office is located at 5790 Widewaters Parkway, DeWitt, New York, in Onondaga County.

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

Unless the context otherwise provides, all references in this Annual Report on Form 10-K to the "Company" shall mean, collectively, Community Bank System, Inc. and its subsidiaries.

BANKING SERVICES
----------------

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

The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. About 64% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. In addition, the typical loan to the Company's commercial business borrowers is under $70,000, with only 34% of the commercial portfolio being in loans in excess of $500,000.

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

COMPETITION
-----------

The Company, through the Bank, competes in three distinct banking markets in the Northern ("Northern Market"), Finger Lakes ("Finger Lakes Market"), and Southern Tier ("Southern Tier Market") regions of New York State. The Bank considers its market areas in these regions to be the counties in which it has banking facilities. Major competitors in these markets primarily include local branches of banks based in Boston, Massachusetts, Albany or Buffalo, New York, and Cleveland, Ohio, as well as local independent banking and thrift institutions and federal credit unions. Other competitors for deposits and loans within the Bank's market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers. Lastly, personal and corporate trust and investment counseling services in competition with the Bank are offered by insurance companies, investment counseling firms, other financial service firms, and individuals.

NORTHERN MARKET. Branches in the Northern Market compete for loans and deposits in the six county market area of St. Lawrence, Jefferson, Lewis, Franklin, Herkimer, and Oneida Counties in Northern New York State. Within this market area, the Bank maintains a market share(1) of 10.4% including commercial banks, credit unions, savings and loan associations and savings banks. However, in its three county primary market area (St. Lawrence, Franklin, and Lewis), the Bank has a 25.4% share. The Bank operates 28 customer facilities in this market and is ranked either first or second in market share in 17 of the 20 towns where these offices are located.

FINGER LAKES MARKET. In the Finger Lakes Market, the Bank operates 14 customer facilities competing for loans and deposits in the six-county market area of Seneca, Oswego, Ontario, Wayne, Onondaga, and Cayuga Counties. Within the Finger Lakes Market area, the Bank maintains a market share(1) of approximately 2.9% including commercial banks, credit unions, savings and loan associations and savings banks. However, the Bank's primary market within this region is Seneca County where the Bank has a 33.3% share. The Bank is ranked either first or second in market share in six of the eleven Finger Lakes Market area towns where its offices are located.

SOUTHERN  TIER  MARKET.   The  Bank's  Southern  Tier  Market  consists  of  two
sub-markets, the Olean submarket and the Corning submarket.

OLEAN SUBMARKET. The Olean Submarket competes for loans and deposits in the primary market area of Cattaraugus, Chautaugua, and Allegany Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of approximately 13.6% including commercial banks, credit unions, savings and loan associations and savings banks. The Olean Submarket operates 15 office locations, and the Bank is ranked either first or second in market share in all 11 towns where these offices are located.

CORNING SUBMARKET. The Corning Submarket competes for loans and deposits in the primary market area of Steuben, Yates and Tioga Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share(1) of approximately 9.8% including commercial banks, credit unions, savings and loan associations and savings banks. The Corning Submarket operates eleven office locations, and the Bank is ranked either first or second in market share in seven of the eight towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chemung and Schuyler Counties in New York State, and Tioga County in Pennsylvania.

(1) Deposit market share data as of June 30, 1997, the most recent information available, calculated by Sheshunoff Information Services, Inc.

The table below summarizes the Bank's deposits and market share by the eighteen counties in which it has customer facilities. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

                                                                         Number of
                                 CBNA                                    Towns Where
                               Deposits                   Number of       CBNA Has
                               6/30/97       Market         CBNA         1st or 2nd         Banking
    County                     (000's)       Share       Facilities*   Market Position      Market
  -----------                -----------   -----------   -----------     -----------      -----------

     Lewis                   $   78,175       40.0   %         4              3            Northern
    Seneca                       97,705       33.3             5              3          Finger Lakes
  St.Lawrence                   304,598       29.6            16              9            Northern
   Allegany                      90,047       26.2             5              3             Olean
  Cattaraugus                   173,485       25.2             5              4             Olean
     Yates                       49,978       24.4             1              1            Corning
   Jefferson                    183,195       18.2             5              2            Northern
    Steuben                      94,300        8.1             7              5            Corning
    Ontario                      64,461        6.9             3              0          Finger Lakes
     Tioga                       20,762        6.7             2              1            Corning
     Wayne                       49,497        6.5             2              0          Finger Lakes
    Oswego                       37,557        4.2             2              2          Finger Lakes
  Chautauqua                     47,713        3.8             5              4             Olean
   Herkimer                      19,914        3.4             1              1            Northern
   Franklin                      11,007        2.5             1              1            Northern
    Oneida                       60,743        2.0             2              1            Northern
    Cayuga                       14,167        1.9             1              1          Finger Lakes
   Onondaga                       8,577        0.1             1              0          Finger Lakes
  -----------                -----------   -----------   -----------     -----------      -----------
      18                     $1,405,881        7.1   %        68             41              CBNA
* Anticipates closure of 354 E. Orvis St., Massena NY office on or about March 19, 1999.



EMPLOYEES
---------

As of December 31, 1998, the Bank employed 718 full-time equivalent employees versus 726 at year-end 1997. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

BANK HOLDING COMPANY SUPERVISION
--------------------------------

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

The Riegal-Neal Interstate Banking and Efficiency Act of 1994 (enacted on September 29, 1994) provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies are eliminated effective September 29, 1995. The law also permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Company believes that the effect of the new law has been to increase competition within the markets where the Company operates, although the Company cannot quantify the effect to which competition has increased in such markets or the timing of such increases.

OCC SUPERVISION
---------------

The Bank is supervised and regularly examined by the Office of the Comptroller of the Currency (OCC). The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Bank.

LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES
---------------------------------------------

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1998, the Bank had $24.8 million in undivided profits legally available for the payment of dividends.

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

CAPITAL REQUIREMENTS
--------------------

The Federal Reserve Board has established risk-based capital guidelines which are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 1998 were 9.24% and 10.49%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 1998 was 5.71%, which exceeded its regulatory requirement of 4.00%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.

In February 1994, the federal banking agencies proposed amendments to their respective risk-based capital requirements that would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. The proposed amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors. On August 24, 1994, the Federal Reserve Board issued proposed amendments to its risk-based capital standards that would increase the amount of capital required under such standards for long-dated interest rate and exchange rate contracts and for derivative contracts based on equity securities and indexes, precious metals (other than gold) and other commodities. The proposed amendments would also permit banking institutions to recognize the effect of bilateral netting arrangements in calculating their exposure to derivative contracts for risk-based capital purposes. The Company and the Bank do not believe that these proposals, which have now been adopted, have had a material effect on its financial condition or results of operations.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
-------------------------------------------------------------

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

If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 1998, the Bank's total risk-based capital ratio and Tier I risk - based capital ratio were 10.74% and 9.49%, respectively, and its Tier I leverage ratio as of such date was 5.92%. Notwithstanding the foregoing, if its principal federal regulator determines that an "adequately capitalized" institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan; restrict its asset growth; and prohibit branching, new acquisitions, and new lines of business. Among other things, an institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings, or liquidity in its most recent examination.

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

ITEM 2. PROPERTIES
------------------

The Company leases its administrative offices at 5790 Widewaters Parkway, DeWitt, New York and the facility that houses Benefit Plans Administrative Services in Utica, New York. The Bank owns its regional offices in Olean, New York and Canton, New York. Of the Bank's remaining 68 customer facilities, 50 are owned by the Bank, and 18 are located on long-term leased premises.

Real property and related banking facilities owned by the Company at December 31, 1998 had a net book value of $16.8 million and none of the properties was subject to any encumbrances. For the year ended December 31, 1998, rental fees of $1 million were paid on facilities leased by the Company for its operations.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------

The following table sets forth certain information about the executive officers of the Company and the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.

        NAME AND AGE                      POSITION
        ------------                      --------

        Sanford A. Belden                 President and Chief Executive Officer
        Age 56                            of the Company and the Bank

        James A. Wears                    Regional President, Northern Region
        Age 49                            of the Bank

        Michael A. Patton                 Regional President, Southern Region
        Age 53                            of the Bank

        David G. Wallace                  Treasurer of the Company and Senior
        Age 54                            Vice President and Chief Financial
                                          Officer of the Bank

        Girard H. Mayer                   President and Chief Executive Officer,
        Age 60                            Benefit Plans Administrative
                                          Services, Inc.

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

DAVID G. WALLACE (Treasurer of the Company; Senior Vice President and Chief Financial Officer of the Bank). Mr. Wallace became Vice President and Chief Financial Officer of the Bank and Treasurer of the Company in November 1988, and has been Senior Vice President and Chief Financial Officer since August 1991.

GIRARD  H  MAYER   (President  and  Chief   Executive   Officer,   Benfit  Plans
Administrative Services, Inc.). Mr Mayer assumed his position in July 1996 when his company (Benefit Plans Administrators) was purchased by Community Bank System, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. The following table sets forth the high and low bid quotations for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. There were 7,296,453 shares of common stock outstanding on December 31, 1998 held by approximately 1,844 registered shareholders of record, and approximately 2,362 shareholders whose shares are held in nominee name at brokerage firms and other financial institutions.

                                      COMMON STOCK PERFORMANCE
                                          NYSE Symbol: CBU
                                    Newspaper Listing: CmntyBkSys
                                         Market (Bid) Price

                           High             Low                  Closing Price               Quarterly
     Year / Qtr           Price           Price               Amount         % Change        Dividend

     1998
      4th                $30.50          $27.13               $29.31             2.6%           $0.23
      3rd                $33.94          $24.81               $28.56            -8.8%           $0.23
      2nd                $38.25          $29.69               $31.31            -7.9%           $0.20
      1st                $35.88          $30.56               $34.00             8.6%           $0.20

     1997
      4th                $34.00          $27.00               $31.31             8.0%           $0.20
      3rd                $29.75          $26.25               $29.00             2.7%           $0.20
      2nd                $29.00          $20.00               $28.25            20.2%           $0.18
      1st                $24.25          $19.25               $23.50            19.7%           $0.18


The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.23 per share for the first quarter of 1999. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock as and when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations. See "Supervision and Regulation -- Limits On Dividends and Other Payments."

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five year period ended December 31, 1998. The historical "Income Statement Data" and historical "Statement of Condition Data" are derived from the audited financial statements. The "Per Share Data", "Selected Ratios" and "Other Data" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                           SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                                                                        Years ended December 31,
                                                                --------------------------------------------------------------------
                                                                       1998          1997          1996          1995          1994
                                                                --------------------------------------------------------------------
(000's omitted except per share and ratios)
Income Statement Data:
Interest income                                                  $  122,938    $  117,628    $   97,688    $   83,387    $   61,575
Interest expense                                                     58,543        54,752        42,422        36,307        22,130
                                                                 ----------    ----------    ----------    ----------    ----------
Net interest income (excludes FTE)                                   64,395        62,876        55,266        47,080        39,445
Provision for possible loan losses                                    5,123         4,480         2,897         1,765         1,702
                                                                 ----------    ----------    ----------    ----------    ----------
Net interest income after provision for
 for possible loan losses                                            59,272        58,396        52,369        45,315        37,743
Non-interest income                                                  17,040        11,808         8,874         6,558         5,120
Non-interest expense                                                 51,876        45,799        37,450        33,019        26,498
                                                                 ----------    ----------    ----------    ----------    ----------

Income before income taxes                                           24,436        24,406        23,793        18,854        16,365
Provision for income taxes                                            8,902         8,844         9,660         7,384         6,256
Cumululative effect of change in accounting principle                   194             0             0             0             0
                                                                 ----------    ----------    ----------    ----------    ----------
Net income                                                       $   15,728    $   15,562    $   14,133    $   11,470    $   10,109
                                                                 ==========    ==========    ==========    ==========    ==========

End of Period Balance Sheet Data:
Total assets                                                     $1,680,689    $1,633,742    $1,343,865    $1,152,045    $  915,501
Loans net of unearned discount                                      917,220       843,212       652,474       560,151       483,079
Earning assets (includes MVA)                                     1,510,760     1,455,139     1,231,058     1,034,183       861,599
Total deposits                                                    1,378,066     1,345,686     1,027,213     1,016,946       679,638
Long-term debt                                                       99,810        60,000       100,000        25,550           550
Trust securities                                                     29,810        29,804             0             0             0
Shareholders' equity                                                120,165       118,012       109,352       100,060        66,290

Average Balance Sheet Data:
Total assets                                                     $1,670,624    $1,491,920    $1,251,826    $1,054,610    $  808,948
Loans net of unearned discount                                      884,751       749,596       602,717       519,762       446,135
Earning assets (excludes MVA)                                     1,512,175     1,363,703     1,147,455       975,257       756,871
Total deposits                                                    1,396,700     1,213,793     1,032,169       871,050       651,479
Long-term debt                                                      119,615        79,863        57,006         3,399           557
Trust securities                                                     30,000        27,290             0             0             0
Shareholders' equity                                                120,936       110,689       103,398        84,231        64,033

Common Per Share Data:
Net income                                                       $     2.05    $     2.02    $     1.83    $     1.70    $     1.80
Cash dividend declared                                                 0.86          0.76          0.69          0.62          0.57
Period-end book value - stated                                        16.47         15.56         14.03         12.99         11.89
Period-end book value - tangible                                       9.01          7.82          9.85          8.37         10.80

Common Outstanding Shares:
Average during period (Incl common stock equivalents)             7,670,711     7,676,326     7,482,518     6,522,410     5,629,420
End of period (Excl common stock equivalents)                     7,296,453     7,586,512     7,474,406     7,358,450     5,576,300

Selected Ratios:
Return on average total assets                                         0.94%         1.04%         1.13%         1.09%         1.25%
Return on average shareholders' equity (excludes                      13.01%        14.09%        13.88%        13.85%        15.79%
 preferred stock)
Common dividend payout ratio                                          41.95%        37.30%        37.27%        34.79%        31.24%
Net interest margin (taxable equivalent basis)                         4.31%         4.64%         4.86%         4.88%         5.30%
Noninterest income to average assets                                   1.02%         0.79%         0.71%         0.64%         0.69%
Noninterest income to operating income-(recurring)                    17.90%        15.30%        13.60%        12.10%        12.00%
Efficiency ratio (taxable equivalent basis)-nominal                   64.70%        60.90%        58.00%        60.80%        57.90%
Efficiency ratio (taxable equivalent basis)-recurring                 59.10%        55.00%        53.40%        56.70%        56.10%

Non-performing loans to perion-end total loans                         0.43%         0.49%         0.44%         0.36%         0.67%
Non-performing assets to period-end total loans and
 other real estate owned                                               0.56%         0.60%         0.55%         0.47%         0.72%
Allowance for loan losses to period-end loans                          1.36%         1.47%         1.25%         1.25%         1.30%
Allowance for loan losses to period-end non-performing loans         312.12%       297.96%       285.58%       349.69%       192.79%
Allowance for loan losses to period-end non-performing assets        240.74%       246.02%       224.33%       267.40%       179.67%
Net charge-offs (recoveries) to average total loans                    0.58%         0.50%         0.29%         0.21%         0.25%

Average net loans to average total deposits                           63.35%        61.76%        58.39%        59.67%        68.48%
Period-end total shareholders' equity to period end assets             7.15%         7.22%         8.14%         8.69%         7.24%
Tier I capital to risk-adjusted assets                                 9.24%         9.30%        10.70%        10.62%        12.43%
Total risk-based capital to risk-adjusted assets                      10.49%        10.55%        11.83%        11.76%        13.68%
Tier I leverage ratio                                                  5.71%         5.67%         5.88%         5.83%         6.80%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set forth herein under the caption "Forward-Looking Statements."

The following discussion is intended to facilitate an understanding and assessment of significant changes in trends related to the financial condition of the Company and the results of its operations. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10K. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

NET INCOME AND PROFITABILITY
----------------------------

Net income and diluted earnings per share reached record highs in 1998 at $15.7 million and $2.05, respectively. Compared to 1997, net income rose 1.1% while earnings per share were up 1.5%. The 1998 return on equity (ROE) decreased 1.08 percentage points from the prior year to 13.01%. Tangible or cash ROE was off a lesser 82 basis points to 15.27%, placing the Company's performance nearly in the top quartile of its regional peer banks.

Recurring or core earnings were up .9% from last year to $15.4 million after removing the impact of one-time income and expense items. Net gains/losses on the sale of investment securities are taken when economically justified by total return analysis (as discussed in the "Investments" section of this document), and as such are considered a component of core earnings. 1997's core net income climbed 10% over the prior year to $15.3 million.

These results reflect the fifth consecutive year in which acquisitions had an important impact on the Company's results. Their role is noted among the primary factors explaining 1998's improvement in net income as follows:

o Net interest income (full-tax equivalent basis) increased 2.8% or $1.8 million due to a significant increase in earning asset levels. Average loans grew $135 million (18.0%) while average investments grew $13.3 million (2.2%). During the last twelve months, loans increased by $74.0 million or 8.8%. Over 40% of this growth took place in the markets served by the 12 branches (net of three divestitures) purchased from Chase Manhattan Bank at mid-year 1995. About 38% of 1998's growth was due to the contributions of 20 branches acquired in mid-1997 from Key Bank, N.A. (8) and Fleet Bank (12). The growth in earning assets was funded by $183 million (15.1%) more in average deposits, resulting largely from the aforementioned acquisitions offset by reduced borrowings. The increase in net interest income came despite a net interest margin of 4.31%, 33 basis points lower than the 1997 level due to the impact of a flat Treasury yield curve on margins in general and a reduction in the investment portfolio yield in particular. A key factor influencing the latter was an acceleration in the amortization of premiums on certain of the Company's collateralized mortgage obligations (CMOs) triggered by unusually high mortgage refinancing activity nationwide.

o Total noninterest income (including $327,000 in investment gains on securities sold upon adoption of Financial Accounting Standard 133)
     increased by 47% over 1997 to $17.4 million. Half of the increase was caused by higher non-recurring income and a quarter was attributable to more service charges and overdraft fees generated from fee schedule changes. The balance of the increase largely reflects the full-year impact of the mid-1997 Key and Fleet acquisitions. Nearly three-quarters of the 1998 non-recurring income figure represented $2.3 million in gains taken on $86 million in investment sales. Approximately $275,000 of these gains was offset by losses on the sale of various acquired branch properties.

o Noninterest expense or overhead rose $6.1 million or 13.3% in 1998 compared to $8.3 million or 22.3% in 1997. The bulk of the 1997 and 1998 increases was caused by the impact of the mid-1997 Key and Fleet branch acquisitions. This branch expansion caused personnel additions (due to both acquired branch staff as well as operations positions to process higher transaction volumes), greater other costs to service the expanded customer base, and higher amortization of deposit intangibles. Besides the full year impact of these expenses, approximately $302,000 in one-time expenses was incurred this year to dispose of acquired branch properties.

o Loan loss provision expense rose $643,000 or 14.3% over 1997's level. Because of lower than expected charge-offs on acquired Key and Fleet loans and a sufficient loss reserve pertaining to all other loans, every dollar of net-charge offs was covered by a single dollar of provision in 1998 versus the historical 1.2 times coverage. Net charge-offs as a percent of average loans increased slightly over 1997 to a relatively high .58%, but steady improvement during the year in installment loan charge-offs brought this ratio down to .55% in the fourth quarter from a high of .76% one year earlier. Nonperforming loans decreased during 1998 to a satisfactory .43% of loans outstanding at year end.

The above combination of factors resulted in a level of profitability which may be compared to that of CBSI's peer bank holding companies; this group is comprised of 144 companies nationwide having $1 billion to $3 billion in assets
based  on  data  through  September  30,  1998  (the  most  recently   available
disclosure) as provided by the Federal Reserve System. Through year-to-date September, net income per dollar employed, or return on average assets, was
 .98%, compared to the peer norm of 1.26%. Shareholder return on equity (ROE) at 13.20% for the same period ranked much closer to the peer norm of 13.97%, placing it in the 45th peer percentile. The Company's primary performance focus is on achieving returns to shareholders, which is best measured by ROE.

Underlying the 1998 growth in earnings per share was steady improvement on a quarterly basis. The first three quarters of 1998 at $.48, $.50 and .$56 per share exceeded the same 1997 quarters by $.01, $.02, and $.01, respectively. Fourth quarter earnings per share were off $.01 from the same 1997 period in part due to the previously mentioned write down of $302,000 on leases and fixed assets of former acquired branch properties no longer in use.


SELECTED PROFITABILITY AND OTHER MEASURES
-----------------------------------------

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:


                                                 1998           1997           1996
                                                 ----           ----           ----
    Percentage of net income to
       average total assets                     0.94%          1.04%          1.13%

    Percentage of net income to
       average shareholders equity             13.01%         14.09%         13.88%

    Percentage of dividends declared
       per common share to net income
       per common share                        41.95%         37.30%         37.27%

    Percentage of average shareholder's
       equity to average total assets           7.24%          7.42%          7.90%


CASH-ADJUSTED EARNINGS AND PROFITABILITY
----------------------------------------

Many analysts consider that a better measure of the economic value of an acquisition are the cash earnings that it generates, which is determined by adding back to reported earnings the after-tax expense of amortizing the acquisition premium. Over the last five years, growth has been consistently greater in cash earnings than in reported earnings due to the Company's regular program of branch acquisitions.

CBSI's cash earnings increased 4.5% in 1998 to $18.5 million compared to 12.6% growth in 1997 and 27.2% in 1996. Cash-basis earnings per share rose 4.8% to $2.41 in 1998 in contrast to a 1.5% increase in reported diluted EPS to $2.05. Last year's cash EPS rose 12.2% compared to 10.4% on a reported basis, while cash EPS was up 10.8% in 1996 versus 8.2% on a reported basis.

Return on assets is also significantly higher on a cash basis, being 1.11%, 1.19%, and 1.26% in 1998, 1997, and 1996, respectively. Moreover, performance measured by tangible or cash return on equity was 15.27% in 1998 as compared to 16.09% in 1997 and 15.52% in 1996.

NET INTEREST INCOME
-------------------

Net interest income is the Company's primary source of core operating income for payment of overhead and possible loan losses. It is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors as well as interest on borrowings from the Federal Home Loan Bank of New York and dividends on the Company's $30 million in 9.75% trust preferred stock. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

Net interest income (with non-taxable income converted to a full tax-equivalent basis) totaled $65.1 million in 1998; this represents a $1.8 million or 2.8% increase from the prior year. The increase was entirely due to higher earning asset volumes, which had a positive impact on net interest income of $6.5 million, while interest rate changes had a negative impact of $4.7 million.

With regard to the components of 1998's net interest income, greater average earning assets of $148 million helped contribute to the $5.6 million or 4.7% rise in interest income. A total of $135 million in 1998's increased average earning assets resulted from a greater level of lending activity in existing markets and the impact of loans initially acquired with the Key and Fleet branches. The average ratio of loans to earning assets increased from 55.0% in 1997 to 56.5% in 1998 as a consequence of the aforementioned acquisitions, strong business development efforts and slower 1998 growth in investments. Overall interest and fees on loans grew $11.2 million or 15.7% as a result of loan growth and came despite a 19 basis point (BP) decrease in loan yields to 9.36% caused by declining market rates. Through September 30, 1998, the Company's loan yield was in the favorable 61st peer bank percentile.

The remaining $13 million of growth in earning assets is explained by an increase in average investments outstanding; this primarily reflects the full year impact of investments purchased in 1997 both for the strategic use of leveraging when favorable buying opportunities existed and the impact of investments purchased from funds provided by 1997's branch acquisitions. It should be noted that from year end 1997 to year end 1998, investments were down $20.9 million. The 1998 investment interest income was $5.6 million or 12.1% lower than a year earlier due to the reduction in average investment yield from 7.58% to 6.52%; interest income from higher outstandings offset a portion of the $7.3 million reduction due to lower rates. This reduction was caused by declining market rates, including the negative impact of historically high mortgage refinancing nationwide on the value of the Company's premium collateralized mortgage obligations (CMOs). Despite this decline, the Company's investment yield was in the favorable 65th peer bank percentile based on data through September 30, 1998.

The average earning asset yield fell 48 basis points to 8.18% because of the falling treasury yield curve directly affecting new investment rates and CMO yields and creating downward pressure on new loan rates, partially offset by an increased mix of loans to earning assets (most types of loans have historically had higher yields than marketable securities).

Total average fundings (deposits and borrowings) grew by $164.5 million in 1998 attributable to the full year impact of 1997's acquired deposits, causing a $3.8 million increase in total interest expense. Virtually all of this additional expense is due to interest paid on time deposits, which was particularly influenced by the Key and Fleet acquisitions, both of which had relatively high mixes of time deposits.

The impact of higher funding volumes more than offset the benefit of the rate on interest bearing deposits falling 8 BPs to 4.20%, due largely to across-the-board drops in deposit rates beginning in late summer 1998 and a 4 BP lower borrowing rate reflecting declines in market rates. Overall, the average 1998 cost of funds as a percentage earning assets was reduced by 14 BPs to 3.87%. Through September 30, 1998, the Company's average cost of funds rate fell favorably to the 55th peer bank percentile, as compared to being in the 68th percentile through September 30, 1997.

While the Company's net interest margin has historically been very strong, the primary objective in recent years has been to maximize shareholder returns through active utilization of tangible capital. Thus, as management focuses on growing the earning asset base of the Company, there has been a downward change in margin resulting in part from leverage strategies to take advantage of favorable investment opportunities and in part from a total return philosophy that may sacrifice current yield for greater cash earnings over a specified holding period. An example of the latter strategy is taking investment gains though reinvestment yields are lower going forward. This investment approach, as well as the reduction in value of premium CMOs in 1998, contributed to CBSI's net interest margin declining by 33 basis points from 4.64% in 1997 to 4.31% this year. Also contributing to the decline was a lag in lowering deposit pricing compared to decreases in Treasury rates.

For fourth quarter 1998, the net interest margin was 4.25% compared to 4.79% one year earlier. Again, this can be attributed to a lower earning asset yield (down 83 BPs) at 7.90%, partially offset by a 27 BP lower rate on interest-bearing liabilities at 4.24%.

The Company's net interest margin ranked in the 40th peer bank percentile through September 30, 1998, the first time it has not been well above the peer median in many years. If securities gains are added to net interest income, the adjusted net interest margin for 1998 is 4.46% versus the peer norm of 4.51%.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yeilds and rates theron for the twelve month periods ended December 31, 1998, 1997 and 1996. Interest income and resulant yeild information in the tables are on a fully tax equivalant basis using margonal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divded by the number of days in the period. Yeilds and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.



Average Balance and Yields
(000's omitted except yields and ratios)

                                                                          Years Ended December 31,
                                                     1998                            1997                            1996
                                       ---------------------------------------------------------------------------------------------
                                                              Avg.                            Avg.                           Avg.
                                          Avg.     Amt. of  Yield/Rate    Avg.     Amt. of  Yield/Rate    Avg.    Amt. of Yield/Rate
                                        Balance    Interest   Paid      Balance    Interest   Paid      Balance   Interest   Paid

ASSETS
Interest-earning assets:
 Federal funds sold                      $5,428       $296    5.46%     $15,882       $865    5.45%      $6,318      $336    5.32%
  Interest bearing cash equivalents          35          2    5.51           33          2    6.06            0         0    0.00
  Taxable investment securities         592,559     38,290    6.46      581,743     44,233    7.60      521,668    39,410    7.55
  Non-taxable investment securities      29,402      2,308    7.85       16,449      1,420    8.63       16,752     1,473    8.79
  Loans (net of unearned discount)      884,751     82,778    9.36      749,596     71,563    9.55      602,717    56,932    9.45
                                        -------     ------    ----      -------     ------    ----      -------    ------    ----

     Total Interest-earning assets    1,512,175   $123,674    8.18%   1,363,703   $118,083    8.66%   1,147,455   $98,151    8.55%

Non-Interest Earning Assets:
  Cash and due from banks                57,913                          46,750                          43,251
  Premises and equipment                 24,412                          19,422                          16,848
  Other assets                           83,048                          69,766                          50,626
  Less allowance for loan losses        (12,282)                        (10,162)                         (7,418)
  Net unrealized gains/(losses) on
  available for sale portfolio            5,376                           2,442                           1,063
                                          -----                           -----                           -----

     Total                           $1,670,642                      $1,491,921                      $1,251,825
                                     ==========                      ==========                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Savings Deposits                     $508,731    $12,155    2.39%    $443,667    $10,971    2.47%    $406,925    $9,953    2.45%
  Time Deposits                         672,972     37,515    5.57      599,136     33,619    5.61      481,250    26,430    5.49
  Short term borrowing                   13,915        754    5.42       45,008      2,583    5.74       46,535     2,620    5.63
  Long term  borrowing                  119,615      8,120    6.79      106,975      7,578    7.08       57,006     3,419    6.00
                                        -------      -----    ----      -------      -----    ----       ------     -----    ----

     Total interest - bearing
     liabilities                      1,315,233     58,544    4.45%   1,194,786     54,751    4.58%     991,716    42,422    4.28%

Non-interest-bearing liabilities
  Demand deposits                       214,997                         170,989                         143,995
  Other liabilities                      19,476                          15,459                          12,716
Shareholders' equity                    120,936                         110,687                         103,398
                                        -------                         -------                         -------

     Total                           $1,670,642                      $1,491,921                      $1,251,825
                                     ==========                      ==========                      ==========

Net interest earnings                              $65,130                         $63,332                     $  55,729
                                                   =======                         =======                     =========

Net yield on interest-earning assets                         4.31%                            4.64%                          4.86%
                                                             =====                            =====                          =====



(1)  Interest income on tax exempt securities is calculated on a tax-equivalent basis.  Federal tax exemption expressed as interest income amounted to $736 for 1998, $455 for 1997 and $462 for 1996.


As discussed above, the change in 1998's net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.


                                             -------------------------------   -------------------------------
                                                   1998 Compared to 1997              1997 Compared to 1996
                                             -------------------------------   -------------------------------
                                                    Increase (Decrease) Due           Increase (Decrease) Due
                                                       to Change in (1)                  to Change in (1)

                                                                     Net
(000's omitted)                               Volume      Rate      Change      Volume      Rate   Net Change
                                              ------      ----      ------      ------      ----   ----------
Interest earned on:
   Federal funds sold and securities

   purchased under agreement to resell      $   (694)     $ 125    $   (569)   $    521   $     8    $    529

   Time deposits in other banks                   -           -           -           2         -           2

   Taxable investment securities                 807     (6,750)     (5,943)      4,566       257       4,823

   Non-taxable investment securities           1,026       (138)        888         (26)      (27)        (53)

   Loans (net of unearned discount)           12,666     (1,451)     11,215      14,016       615      14,631

Total interest-earning assets (2)           $ 12,380    $(6,789)   $  5,591    $ 18,711   $ 1,221    $ 19,932




Interest paid on:

   Savings deposits                         $  1,551   $   (367)   $  1,184    $    907   $   111    $  1,018

   Time deposits                               4,136       (240)      3,896       6,603       586       7,189

   Short-term borrowings                      (1,692)      (137)     (1,829)        (90)       53         (37)

   Long-term debt                                863       (321)        542       3,447       712       4,159

Total interest bearing liabilities (2)      $  5,383   $ (1,590)   $  3,793    $  9,146   $ 3,183    $ 12,329


Net interest earnings (2)                   $  6,532   $ (4,734)   $  1,798    $  9,904   $(2,301)   $  7,603






(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the three month periods ended December 31, 1998 and 1997. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.





                                                            Fourth Quarters Ended December 31,
                                   -------------------------------------------------------------------------------------
                                                          1998                                      1997
                                   -----------------------------------------  ------------------------------------------
(000's omitted except yields          Avg.              Amt. of   Avg.           Avg.             Amt. of   Avg.
and rates)                            Balance           Interest  Yield/Rate     Balance          Interest  Yield/Rate
                                                                    Paid                                      Paid
ASSETS:                               -------           --------  ----------     -------          --------  ----------
Interest-earning assets:
  Federal funds sold                $       1,533     $        20    5.16%     $       7,590    $       104    5.44%
  Time deposits in other banks                 35               0    5.27%                35              1    5.70%
  Taxable investment securities           545,987           7,827    5.69%           566,081         10,723    7.52%
  Nontaxable investment securities         35,601             688    7.66%            20,048            423    8.37%
  Loans (net of ynearned discount)        912,334          21,227    9.23%           835,673         20,211    9.60%
                                       -----------       --------- ---------      -----------      --------- --------
    Total interest-earning assets       1,495,490          29,762    7.90%         1,429,427         31,462    8.73%

Noninterest earning assets
  Cash and due from banks                  60,148                                     52,891
  Premises and equipment                   25,028                                     22,813
  Other Assets                             80,722                                     86,698
  Less:allowance for loans                (12,293)                                   (12,266)
  Net unrealized gains/(losses) on
  available-for-sale portfolio              9,815                                      4,183
                                    --------------                              --------------
    Total                           $   1,658,910                              $   1,583,746
                                    ==============                             ==============


LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabailities
  Savings deposits                  $     512,308           2,778    2.15%     $     497,257          3,097    2.47%
  Time deposits                           643,305           8,829    5.44%           655,559          9,352    5.66%
  Short-term borrowings                    24,168             311    5.10%            16,089            235    5.80%
  Long-term borrowings                    107,853           1,833    6.74%            81,433          1,533    7.47%
                                       -----------       --------- ---------      -----------      --------- --------
   Total interest-bearing liabilities   1,287,634          13,751    4.24%         1,250,338         14,217    4.51%


Noninterest bearing liabilities
  Demand deposits                         226,924                                    199,373
  Other liabilities                        22,891                                     18,801
Shareholders' equity                      121,461                                    115,234
                                    --------------                              --------------
  Total                             $   1,658,910                              $   1,583,746
                                    ==============                             ===============

Net interest earnings                                 $    16,011                               $    17,244
                                                      ============                              ============


Net yield on interest-earning assets                                 4.25%                                     4.79%
                                                                    =======                                   =======


The changes in net interest income by volume and rate component for fourth quarter 1998 versus fourth quarter 1997 are shown below for each major category of interest-earning assets and interest-bearing liabilities.

                  ---------------------------------------------
                  4th Quarter 1998 Compared to 4th Quarter 1997
                  ---------------------------------------------
                             Increase (Decrease) Due
                                to Change in (1)

                                               VOLUME         RATE    NET CHANGE

Interest earned on:
  Federal funds sold and securities
   purchased under agreements to resell       $   (83)     $    (1)     $   (84)
  Time deposits in other banks                     -            (1)          (1)
  Taxable investment securities                  (381)      (2,515)      (2,896)
  Nontaxable investment securities                328          (63)         265
  Loans (net of unearned discount)              1,855         (839)       1,016
Total interest-earning assets (2)             $ 1,454      $(3,154)     $(1,700)

Interest paid on:
  Savings deposits                            $    94      $  (413)     $  (319)
  Time deposits                                  (175)        (348)        (523)
  Short-term borrowings                           118          (42)          76
  Long-term debt                                  497         (197)         300
  Total interest-bearing liabilities              424         (890)        (466)
Net interest earnings (2)                     $   798      $(2,031)     $(1,233)


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

NONINTEREST INCOME
------------------

The Company's sources of noninterest income are recurring fees from core banking and related operations and revenues from one-time events, defined as net gains/losses from the sale of investments, loans, and miscellaneous assets. The faster growing components of recurring revenue are commissions from the sale of mutual fund and allied products, income from personal trust services, and related revenues from investment management, recordkeeping, and consulting services provided by Benefit Plans Administrative Services, Inc. (BPA) and the Bank's Employee Benefit Trust function (EBT).

Total noninterest income (including $327,000 in investment gains on securities sold upon adoption of FAS 133) increased by 47% to $17.4 million from 1997 to 1998, with half of the increase caused by higher non-recurring income and a quarter of the increase attributable to more service charges and overdraft fees generated from fee schedule changes. The balance of the increase reflects the full-year impact of the mid-1997 Key and Fleet acquisitions. Core banking and related fees were up strongly for the fourth consecutive year to approximately $14.1 million in 1998, a $2.8 million (19.5%) improvement following a 30.6% increase in 1997.

In addition to the full-year benefits of the Key and Fleet acquisitions, fees from core banking and related operations improved in several key areas in 1998:

o Fees from personal trust services were $1.2 million, up 2.9% in 1998 as compared to a 5.1% increase in 1997. The slower level of 1998 growth is primarily reflective of fewer estate settlement fees and lower levels of other less predictable fees. The more consistent and recurring trust fees related to individual investment management accounts and annual trust administration (together representing 81% of the Bank's personal trust income) grew a combined 12.2%. Continued focus on business development, including greater integration of Financial Service Representatives and BPA as referral sources, is expected to strengthen future fiduciary income growth.

o Service charges on deposit accounts and overdraft fees increased to $6.6 million in 1998, a 31.2% growth rate compared to a 25.2% growth rate in 1997. The 1998 and 1997 increases reflect the impact of fees and commissions from an expanded customer base gained from the Key and Fleet acquisitions and also significant changes in the Bank's fee schedule effective in the spring of 1998.

o Fees earned through the Company's Visa affiliation rose 41.8% in 1998 to $731,000, attributable to continued growth of the Visa Check Card product, which almost doubled from 1997 to 1998, and with Visa merchant discount fees increasing 17.6%. The direct margin on merchant discount fees (net of processing expense) increased 2.2 percentage points to 31.7% in 1998.

o 1998 is the fifth year in which CBSI has offered annuities, mutual funds, and other investment products through financial services representatives (FSR's) located in ten selected geographic markets within the Bank's branch network. Commission income grew 22.0% in 1998 to $1.2 million on asset sales of $29.3 million. A greater emphasis continues to be placed on growing this line of special investment products as evidenced by the hiring of an experienced full time program manager early in 1998.

o Revenue from record keeping and consulting services provided by BPA (acquired in July 1996) and investment management services provided by the pre-existing EBT business totaled $2.3 million in 1998 compared to $1.8 million in 1997, a 27.9% increase resulting from continued business development efforts and origination fees earned upon conversion to a new mutual fund product offering.

o General commissions and miscellaneous income (excluding Visa related fees) at $2.1 million were up 12.0% in 1998. This increase is attributable to $81,000 more in dividends earned from the sale of creditor life insurance products through a subsidiary of the New York State Bankers Association, and from the full year impact of miscellaneous fees generated by the former Key and Fleet branches, offset by a decrease in Canadian exchange revenue.

Non-recurring income was $3.2 million in 1998 (including FAS 133-related securities gains) as compared to $381,000 in 1997. Approximately 72% of the 1998 figure represents $2.3 million in gains taken on $86 million in investment sales, designed to both enhance portfolio total return as well as to improve the Company's interest rate risk position through reinvestment of the proceeds or paying down borrowings. Additional gains resulted from $235,000 in gains on loans sold (student loans and mortgages sold in the secondary market), $406,000 in recognizing the value of the Company's $39 million mortgage servicing portfolio, $167,000 in gain on life insurance and various other gains, offset by $275,000 in losses on the sale of former acquired branch properties. The 1997 results included a $236,000 gain on life insurance and gains on secondary market mortgage loans sold.

Recurring noninterest income as a percentage of total operating income increased
2.6 percentage points during 1998 to 17.9%. Since 1994, the percentage has risen
5.9 percentage points resulting from a focused effort to raise product revenues less susceptible to interest rate fluctuation. Further growth was recognized during fourth quarter 1998 as the ratio increased to 18.4% Compared to peers as of September 30, 1998, this ratio was in the 47th peer percentile, a significant improvement from the 31st percentile twelve months earlier.

In light of management's ongoing objective to grow noninterest income, opportunities to develop new fee-based products are actively pursued and emphasis continues on the collection of fees (including limitation on waived fees) for providing quality service. In 1999, the Bank will strive for continued growth in the sale of BPA/EBT, personal trust, mutual fund (further aided by the creation of a broker/dealer subsidiary) and secondary market mortgage products. The full benefit of the fee restructuring which took effect during 1998 is expected to be realized as well as the opportunity beginning in first quarter 1999 to earn origination fees from the placement of commercial leases with a third party provider.

The following table sets forth selected information by category of noninterest income for the Company for the years and quarters indicated.

                                   ----------------------------------------------------------------
                                                 Years ended                    Quarters ended
(000's omitted)                                  December 31,                     December 31,
                                   ----------------------------------------------------------------
                                      1998          1997         1996          1998          1997
                                      ----          ----         ----          ----          ----
Personal trust income               $1,183        $1,150       $1,094          $323          $355
Mutual fund and related investment   1,222         1,002          782           313           254
products
BPA/EBT income                       2,333         1,824        1,117           572           454
Deposit service charges              3,655         2,868        2,259           931           883
Overdraft fees                       2,975         2,186        1,778           824           658
Other service charges and fees       2,819         2,397        1,720           667           644
Non-recurring income (1)             3,181           381          124           846           301
            Total                  $17,368       $11,808       $8,874        $4,476        $3,549

Total non-interest income (excluding
non-recurring income) as a percentage
of operating income                   17.9%         15.3%        13.6%         18.4%         15.8%

(1) includes $327,000 of investment gains on securities sold upon adoption of FAS 133.

NONINTEREST EXPENSE
-------------------

Noninterest expense or overhead rose $6.1 million or 13.3% in 1998 as compared to $8.3 million or 22.3% in 1997. The bulk of the 1997 and 1998 increases was caused by the impact of the mid-1997 Key and Fleet branch acquisitions. This branch expansion caused personnel additions (both acquired branch staff and volume-sensitive positions in operations and other areas needed to support the expanded balance sheet), greater data processing requirements, higher facilities costs, increased amortization of deposit intangibles, and other expenses associated with servicing the expanded customer base. As a percent of average assets, this year's overhead at 3.11% increased slightly from 3.07% in 1997; however, the ratio remains in the peer normal 50th percentile.

For CBSI as a whole, higher personnel expense accounted for over 46% of 1998's increase in overhead, with personnel costs being up 12.2% versus being 19.2% higher in 1997. Salary, benefit, and payroll tax expense primarily increased because of the full impact of staffing the new branches along with modest annual merit awards for all employees. Total full-time equivalent staff at year-end 1998 were 718 versus 726 at year-end 1997, down as the result of reorganizing job responsibilities so as to not replace turnover.

Nonpersonnel expense rose $3.3 million or 14.3% this year as opposed to a $4.7 million or 25.5% increase in 1997. Included in the 1998 increase was the one-time write down of $302,000 in vacant former acquired properties not in use (due to duplicate facilities within the same proximity), largely related to the Key and Fleet acquisitions. In addition, higher expenses for occupancy, depreciation on equipment, telephone, courier, armored car, postage, business development, and computer services resulted from the full impact of the 20 new branches added in mid 1997, of which seven have been or are soon to be consolidated with other facilities. Total intangible amortization increased $937,000 or 25.3% to $4.6 million in 1998 as a result of the full impact of the branch acquisitions. Various other increases related to internal volume growth, expenses associated with repossessed assets, and price increases from selected vendors were partially offset by lower advertising and supplies caused by the lack of 1997's acquired branch start-up costs.

The efficiency ratio is defined at two levels: the nominal ratio is total overhead expense divided by operating income (full tax-equivalent net interest income plus noninterest income, excluding net securities gains and losses). The adjusted or recurring efficiency ratio excludes one-time expense and intangible amortization as well as all one-time noninterest income. The lower the ratio, the more efficient a bank is considered to be.

In 1998, the nominal efficiency ratio increased 3.8 percentage points to 64.7%; the recurring ratio increased 4.1 percentage points to 59.1%. Management believes it is more accurate to use the recurring ratio to compare to national norms, because most of its peer do not have intangible expense to the significance that CBSI has. On that basis, CBSI's ratio is more favorable than the national peer bank holding company median of 60.9% based on data available as of September 30, 1998. The primary reason for the softening in the 1998 efficiency ratios is the reduced increase in net interest income caused by a reduction in margin, exacerbated by the historically unprecedented accelerated amortization of premiums on certain of the Company's CMO securities. Consistent with the Bank's initial strategy for buying the CMOs and corresponding with its total return philosophy, investment gains were taken to mitigate the accelerated amortization when the asset/liability position could be improved with reinvestment of the cash flow or paydown of borrowings. Thus, if investment gains are included, the recurring efficiency ratio increased 2.3 percentage points from 55.1% in 1997 to 57.4% in 1998.

Recurring non-interest expense for fourth quarter 1998 was $13.0 million, $361,000 or 2.9% higher than the same 1997 period. Both periods include the full impact of the mid-1997 acquisitions.

While the Company's expense ratios have generally been favorable, management maintains a heightened focus on controlling costs and eliminating inefficiencies. Areas for improvement have been identified through detailed peer comparisons, a bank-wide program of employee involvement, and targeted use of outside consultants and review of productivity-enhancing technology. These combined efforts are intended to offset pressure from future price increases and higher transaction volumes and enable the Company to more fully benefit from economies of scale as it continues to grow. Specifically, the Bank will benefit more fully in 1999 from the spring 1998 installation of frame relay to lower the cost of data communications, the creation of a broker/dealer subsidiary during first quarter 1999 to bring down the expense of delivering mutual funds and related products, the overhead savings following disposition of acquired branch properties in 1998, and lower scheduled deposit intangible amortization.

The following table sets forth information by category of noninterest expenses of the Company for the years and quarters indicated.

                                   --------------------------------------------------------------------------------
                                                     Years ended                                 Quarters ended
(000's omitted)                                      December 31,                                  December 31,
                                   --------------------------------------------------------------------------------

                                       1998             1997             1996               1998            1997
                                       ----             ----             ----               ----            ----

Personnel expense                    $25,750          $22,945          $19,247             $6,407          $6,311

Net occupancy expense                  4,056            3,426            3,073                940             952

Equipment expense                      3,501            2,728            2,318                892             774

Professional fees                      2,142            1,616            1,119                677             496

Data processing expense                3,928            3,584            2,975                940             909

Amortization of intangibles            4,640            3,787            2,729                873           1,204

Stationary and supplies                1,344            1,749              951                293             658

Deposit insurance premiums               189              140              368                 46              44

Other                                  6,326            5,823            4,670              1,990           1,559
                                       -----            -----            -----              -----           -----

        Total                        $51,876          $45,799          $37,451            $13,058         $12,906
                                     =======          =======          =======            =======         =======

Total operating expenses as
a percentage of average assets
                                       3.11%            3.07%            2.99%              3.12%           3.26%

Efficiency ratio - nominal (1)         64.7%            60.9%            58.0%              65.5%           62.0%
                 - adjusted (2)        59.1%            55.8%            53.9%              59.8%           56.6%


(1) Noninterest expense divided by operating income, excluding net securities gains/losses.

(2) Noninterest expense excluding nonrecurring items and amortization of deposit intangibles divided by operating income excluding all nonrecurring items.

INCOME AND INCOME TAXES
-----------------------

Income before tax in 1998, excluding the impact of FAS 133 accounting for selected securities gains, was $24.4 million, up .1% over the prior year's amount. When income is recast as if all tax-exempt revenues were fully taxable on a federal basis, and all securities gains are stated on a pretax basis, 1998's results rose by $640,000 or 2.6% before tax.

Largely as a result of the full year impact of 1997's acquisitions, the main reasons for improved pretax earnings were the favorable $1.8 million increase in net interest income (full tax-equivalent basis) and a $2.8 million climb in recurring noninterest income. Additionally, nonrecurring income rose $2.8 million primarily as a result of gains taken in the investment portfolio. These factors were partially offset by $6.1 million more in overhead expense (also related to the acquisitions), and $643,000 more in loan loss provision expense associated with higher net charge-offs.

The Company's combined effective federal and state tax rate rose a slight 25 basis points this year to 36.5%. The increase resulted from certain adjustments in calculating federal tax liability, partially offset by a greater proportion of tax-exempt municipal investment holdings which became more attractive than certain taxable securities in the present flat yield curve environment.

CAPITAL
-------

Shareholders' equity ended 1998 at $120.2 million, up over 1.8% from one year earlier, primarily reflective of the contribution of earnings and the after-tax market value adjustment (MVA) of the Bank's available-for-sale investments.
These capital inflows were partially offset by dividends paid to shareholders and $9.2 million in CBSI common stock repurchased during the fall of 1998 in the open market, now held as treasury stock. Excluding the $1.5 million after-tax change in this year's MVA, capital rose less than 1%. Shares outstanding fell by over 290,000 during 1998 due to the repurchase of stock offset by the exercise of stock options.

On September 17, 1998, the Company announced a stock repurchase program to acquire up to 750,000 of its shares. The share repurchase program was intended to be accompanied by a reduction in the investment security portfolio, largely through run-off due to anticipated prepayments and bond calls. Management's belief was that this was an opportune time to reduce the Bank's reliance on earnings from the investment portfolio necessitated over the last several years by significant deposit growth via branch acquisitions; in addition, the share repurchase program had a more positive impact on earnings per share than investment spreads could offer. Through December 31, 1998, 326,600 shares have been repurchased representing the aforementioned $9.2 million in treasury stock. Whether the remaining 423,400 shares of the original Board authorization is repurchased depends heavily on whether the Company can maintain sufficient capital flexibility to move forward with its strategic growth plans, including possible acquisitions. In addition, continued repurchase is dependent on whether the Bank's volume of high cost liabilities can be lowered, whether investment spreads improve to make reinvestment of cash flows or leverage strategies more attractive, or whether additional shares are needed to accommodate the exercise of stock options.

Despite the repurchase of stock, the ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," remains sound at 5.71%. This level compares to 5.67% one year ago. The total capital to risk-weighted assets ratio of 10.49% as of year-end 1998 was above the 10% minimum requirement for "well-capitalized" banks. The Company is confident that capital levels are being prudently balanced between regulatory and investor perspectives.

Cash dividends declared on common stock in 1998 of $6.5 million represented an increase of 12.8% over the prior year. This growth largely reflects a three cent per share increase in quarterly common stock dividend beginning in the third quarter of 1998 from $.20 to $.23. There were no dividends declared on preferred stock in 1998 as compared to $180,000 in the prior year, reflecting the redemption of the remaining preferred stock in January of 1997.

Raising the Company's expected annualized dividend to $0.92 per common share represents management's confidence that earnings strength is sustainable and that capital can be maintained at a satisfactory level. The dividend payout ratio for the year was approximately 41%, moving up from the 1997 levels of 38% or 37% excluding preferred dividends. This is slightly higher than the Company's targeted payout range for dividends on common stock of 30-40%. Its payout ratio has historically been strong relative to peers, ranging from the 60th to 77th percentile from 1993 through 1997, including preferred dividends. The 1998 peer payout ratio remained high in the 65th peer percentile.

LOANS
-----

The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                                                     ----------------------------------------------------------------------------
                                                                                  Years ended December 31,
                                                     ----------------------------------------------------------------------------
(000's omitted)                                             1998            1997            1996            1995           1994
---------------                                             ----            ----            ----            ----           ----

Real estate mortgages
     Residential                                        $266,841        $278,912        $225,088        $204,224       $196,548
     Commercial loans secured by real estate             124,828          85,962          56,959          46,971         35,604
     Farm                                                 12,486          10,434           8,296           8,224          7,625
                                                          ------          ------           -----           -----          -----
       Total                                             404,155         375,308         290,343         259,419        239,777


Commercial, financial, and agricultural
     Agricultural loans                                   22,691          23,894          21,689          17,969         13,295
     Commercial loans                                    168,984         138,067          99,445          81,562         67,976
                                                         -------         -------          ------          ------         ------
       Total                                             191,675         161,961         121,134          99,531         81,271

Installment loans to individuals
     Direct                                              105,480          89,138          62,176          57,646         58,371
     Indirect                                            205,159         198,853         171,583         144,566        121,148
     Student & Other                                       6,477          10,880           9,635          10,268          8,690
                                                           -----          ------           -----          ------          -----
       Total                                             317,116         298,871         243,394         212,480        188,209

Other Loans                                                5,581           8,887           3,496           2,190          1,482
                                                           -----           -----           -----           -----          -----

Gross loans                                              918,527         845,027         658,367         573,620        510,739

Less:  Unearned discount                                   1,307           1,815           5,893          13,469         27,660
       Reserve for possible loan losses                   12,441          12,434           8,128           6,976          6,281
                                                          ------          ------           -----           -----          -----

Net loans                                               $904,779        $830,778        $644,346        $553,175       $476,798


The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. Approximately 64% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. Additionally, the typical size loan to the variety of commercial businesses in the Company's market areas is under $70,000, with only 34% of the commercial portfolio consisting of loans in excess of $500,000. The portfolio contains no credit card receivables. The overall yield on the portfolio is in the attractive 61st peer percentile.

Loans outstanding, net of unearned discount, reached a record $917 million as of year-end 1998, up over $74 million or 8.8% compared to twelve months earlier. Over 40% of 1998's growth took place in the markets served by the branches purchased from Chase at mid-year 1995; outstandings at these branches have risen from $12 million at the July 1995 acquisition date to $132 million at year-end 1998. About 38% of 1998's growth was due to the contributions of 20 branches acquired in mid-1997 from Key Bank, N.A. and Fleet Bank, with combined year-end 1998 loans outstanding of $122 million. Taken together, all acquired branch locations now account for approximately $254 million in loans (or 28% of the Company's year-end loan base). If approximately $39.3 million in mortgages sold on the secondary market in 1998 were considered, loan growth could have been 13.4%, marking the sixth consecutive year in which total loan growth (including loans generated but not held in portfolio) has exceeded 13%.

The "Nature of Lending" table below recasts the Company's loan portfolio into four major lines of business. As previously discussed, much of the 1997 and 1998 loan growth relates to acquired branch locations and resulting market opportunities. The increase in business lending accounted for 51% of $74 million in total loan growth in 1998 versus 41% of 1997's $191 million increase. On the other hand, a reduction in consumer direct loans lowered total growth by 6% this year versus contributing 37% of 1997s growth. Consumer indirect loans accounted for 7% of this year's increase, down from 16% in the prior year. Lastly, the share of this year's total loan increase for consumer mortgages rose dramatically to 48% from 1997's level of 6%. The following more fully discusses the underlying reasons for these changes by each of the Company's four major lending activities or lines of business.



                                                      NATURE OF LENDING
                                                     Mix at Quarter End
                                                      ($ million and %)

        Total Loans           Consumer Mortgage          Business Lending        Consumer Indirect          Consumer Direct
  ----------------------  ------------------------  ------------------------  -----------------------  -------------------------


   Year  $Mil    %Change   $Mil  %Total    Change    $Mil  %Total   %Change   $Mil  %Total   %Change    $Mil  %Total   %Change

   1998   917      8.8%     199    22%     21.6%      326    36%     13.0%     204    22%      2.8%      188    20%     -2.5%

   1997   843     29.2%     164    19%      7.8%      288    34%     36.7%     199    24%     18.6%      192    23%     57.5%

   1996   652     16.5%     152    23%      3.2%      211    32%     21.3%     168    26%     24.2%      122    19%     17.4%

   1995   560     16.0%     147    26%      2.4%      174    31%     25.6%     135    24%     31.8%      104    19%      5.6%

   1994   483     15.6%     143    30%     12.2%      139    29%     15.1%     102    21%     37.9%       99    20%      3.4%



The combined total of general purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans is characterized as the Company's business lending activity. At $326 million, this segment represents 36% of loans outstanding at year end, having steadily expanded its share by seven percentage points since year-end 1994. This relatively high mix compared to the Bank's other loan types is largely attributable to borrowing by local commercial businesses. Outstandings climbed over $37 million or 13% in 1998 compared to a 37% growth rate for 1997 and 21% in 1996. This year's growth resulted from persistent business development efforts and the contributions of new lenders who joined the Bank coincident with or as part of 1997's acquisitions. Last year's increase was further aided by the acquired loans.

More than 85% of the Bank's total number of commercial loans have balances less than $100,000, which as a group constitutes approximately 32% of commercial loan outstandings. Commercial loans ranging from $100,000 to $250,000 comprise nearly 22% of loans outstanding while loans in the size range of $250,000-$500,000 amount to 13%. Loans with balances greater than $500,000, but less than $1 million represent 12% of the portfolio, while loans of $1 million or more account for 22% of outstandings.

Demand for installment debt indirectly originated through automobile, marine, and mobile home dealers slowed in 1998. Outstandings ended the year 3% or $5.5 million higher compared to growth of 19% or $31 million in 1997. Tighter underwriting standards and increased competition from financing subsidiaries of major automakers for new car purchases can be pointed to as causes of the slowing level of growth. This portfolio segment, of which 92% relates to automobile lending (72% of the vehicles are used versus 28% are new), constitutes 22% of total loans outstanding, down from 24% in 1997 and its peak of 26% in 1996.

The segment of the Company's loan portfolio committed to consumer mortgages includes both fixed and adjustable rate residential lending. It accounts for $199 million or 22% of total loans outstanding. The growth during the last two years ($35.8 million or 21.9% in 1998 - attributable to the nationwide refinancing boom - and $11.9 million or 7.8% in 1997) is lower than it would otherwise be due to a program which began in mid-1994 to sell selected fixed rate originations in the secondary market. The purpose of this program, with sales of $7.2 million in 1996, $14.0 million in 1997 and $39.3 million this year, is to develop a meaningful source of servicing income as well as to provide an additional tool to manage interest rate risk.

The direct consumer lending activity decreased slightly this year. 1998's outstandings fell 2.5% or $5 million versus a 57.5% increase or $70 million in 1997 due to acquisitions. This line of business is comprised of conventional installment loans (including some isolated installment lending to small businesses), personal loans, student loans (which are sold once principle repayment begins), and borrowing under variable and fixed rate home equity lines of credit. The consumer direct segment as a percent of total loans trended upward in 1996 and 1997. However, 1998's portfolio share fell 3 percentage points from the prior year, possibly representing consumer borrowing being refinanced as mortgage debt in overall mortgage refinancing activity. The latter represents a strategy that CBNA has been promoting in several of its major markets, with special emphasis on paying down credit card debt held by other lenders.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
------------------------------------------------------------------

The following table shows the amount of loans outstanding as of December 31, 1998, which, based on remaining scheduled payments of principal, are due in the periods indicated:


                                             ---------------------------------------------------------------
                                                                 At December 31, 1998
                                             ---------------------------------------------------------------
                                                                   Maturing
                                                 Maturing in     After One But     Maturing
                                                 One Year or      Within Five     After Five     Total Book
(000's omitted)                                     Less             Years          Years          Value
                                                 -----------     -------------   ------------    ------------
                                                                        (In Thousands)
Commercial, financial, and agricultural              $43,883         $84,071        $48,852       $176,806
Real estate - mortgage                                22,886         104,607        303,522        431,015
Installment, net of unearned discount                 90,876         200,448         18,075        309,399
                                                    --------        --------       --------       --------
   Total loans, net of unearned discount            $157,645        $389,126       $370,449       $917,220
                                                    ========        ========       ========       ========


The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:


                                                                  -----------------------------
                                                                     At December 31, 1998
                                                                  -----------------------------
(000's omitted)                                                   Fixed Rate    Variable Rate

Due after one year but within five years                           $ 313,155       $ 75,971
Due after five years                                                 286,444         84,005
                                                                   ---------      ---------
  Total due after one year                                         $ 599,599      $ 159,976
                                                                   =========      =========


NONPERFORMING ASSETS/RISK ELEMENTS
----------------------------------

The following table presents information concerning the aggregate amount of nonperforming assets:

                                        -----------------------------------------------------------
                                                             Years ended December 31,
                                        -----------------------------------------------------------
                                                 1998      1997       1996       1995       1994
                                                 ----      ----       ----       ----       ----
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis     $2,473    $1,385     $2,023     $1,328     $2,396

Accruing loans which are contractually past
due 90 days or more as to principal or
interest payments                               1,513     2,788        823        667        862
                                                -----     -----        ---        ---        ---

     Total non-performing loans                 3,986     4,173      2,846      1,995      3,258

Loans which are "troubled debt
restructurings" as defined in Statement of
Financial Accounting Standard No. 15,
"Accounting by Debtors and Creditors for
Troubled Debt Restructurings"                     134         0         32          0         15

     Other real estate (OREO)                   1,182       881        746        614        223
                                                -----       ---        ---        ---        ---

     Total non-performing assets               $5,302    $5,054     $3,624     $2,609     $3,496
                                               ======    ======     ======     ======     ======


Ratio of allowance for loan losses to
period-end loans                                 1.36%     1.47%      1.25%      1.25%      1.30%

Ratio of allowance for loan losses to
period-end non-performing loans                 312.0%    298.0%     285.6%     349.7%     192.8%

Ratio of allowance for loan losses to
period-end non-performing assets                234.6%    246.0%     224.3%     267.4%     179.7%

Ratio of non-performing assets to period-
end total loans and other real estate owned      0.56%     0.60%      0.55%      0.47%      0.72%




The impact of interest not recognized on nonaccrual loans, and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms, was immaterial. The Company's policy is to place a loan on nonaccrual status and recognize income on a cash basis when it is more than ninety days past due, except when in the opinion of management it is well secured and in the process of collection.

PROVISION AND RESERVE FOR LOAN LOSSES
-------------------------------------

Nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 1998 at $4.0 million. This level is approximately $200,000 or 4% lower than one year earlier, reflecting a decrease in 90 day delinquencies being partially offset by higher nonaccruals. Accordingly, the ratio of nonperforming loans to total loans has fallen 6 BPs during the year to .43%. As of September 30, 1998, when the nonperforming loan ratio stood at .48%, the Company's asset quality was in the favorable 28th percentile compared to peers. The ratio of nonperforming assets (which additionally include troubled debt restructuring and other real estate) to total loans plus OREO is also considered favorable at .56%, down 4 basis points from one year earlier.

Total delinquencies, defined as loans 30 days or more past due and nonaccruing, trended slightly lower as a percent of total loans in 1998, generally fluctuating within a range of 1.3% to 1.5%, as compared to a range of 1.3% to 1.8% in 1997. The first six months of 1998 saw total delinquencies drop sharply from 1.82% at year-end 1997 to 1.37% at June 30, 1998; total delinquencies remained relatively stable for the last half of 1998, finishing at 1.40%.

As of year-end 1998, total delinquencies for commercial loans, installment loans, and real estate mortgages were 1.22%, 2.09%, and 0.80% , respectively. These measures compare favorably to delinquencies of peer bank holding companies as of September 30, 1998 of 2.57%, 2.28%, and 1.72%, respectively. The Bank strives to maintain its total and component category delinquencies below a 2% internal guideline.

As of September 30, 1998, when overall delinquencies were at 1.39%, the Company ranked in the favorable 37th peer percentile. Factors contributing to successful underwriting, collection, and credit monitoring include selective addition of experienced lenders over the last several years, loan servicing on a regional level, collection departments focused on taking prompt corrective action, and a centralized loan review function which is given priority attention and has monthly Board of Director accountability.

As an indication of the Company's timely charge-off policy, which enables delinquencies to be managed better than the norm, net charge-offs finished the year at $5.1 million or a relatively high .58% of average loans. As a result of unusually high installment loan charge-offs in the first quarter of 1998 (a trend carried over from the fourth quarter of 1997), gross charge-offs rose 37.1% to $6.1 million, or .69% of average loans outstanding versus .59% in 1997. This year's recoveries rose to an all-time record in dollar amount of $981,000, while down from 1997 in percentage terms to 22.1% of prior year gross charge-offs. As of September 30, 1998, the Bank's total net charge-off ratio was in the 87th peer percentile based on the peer norm of .26%. Significant progress in lowering net charge offs to more satisfactory levels is evidenced by a fourth quarter 1998 ratio of .55% compared to a .76% one year earlier, which was the high point for 1997.

A timely charge-off policy and relatively low nonperforming loans have enabled the Company to carry a reserve for loan losses generally below peers. As a percent of total loans, the loss reserve ratio has decreased to a 1.36% level at year end 1998 from 1.47% as of year-end 1997 . Though the reserve ratio is presently at the peer norm being in the 49th peer percentile, coverage of nonperforming loans as of September 30, 1998 was well above the norm in the 69th percentile; management believes the year-end coverage at 312% to be ample. The Company's small business loan orientation has historically reduced the likelihood of large, single borrower charge-offs. Another measure of comfort to management is that after conservative allocation by specific customer and loan type, over 8% of loan loss reserves remains available for absorbing general, unforeseen loan losses.

The annual loan loss provision has historically been in excess of net charge-offs by approximately 20%. However, because of lower than expected charge-offs on acquired Key and Fleet loans and a sufficient loss reserve pertaining to all other loans, every dollar of net-charge offs was covered by a single dollar of provision in 1998. Consequently, the Bank felt comfortable keeping the loan loss reserve flat at the year-end 1997 level of $12.4 million. Management continually evaluates reserve adequacy from a variety of perspectives, including projected overall economic conditions for the coming year. The reserve for loan losses also encompasses risk associated with potential Year 2000 business losses of its customers.

As a percentage of average loans, the annual loan loss provision was well above the peer norm in the 79th percentile as of September 30, 1998. For full year 1998, the loss provision ratio was .58%, down from .60% in 1997, consistent with the Company's decision to reduce net charge-off coverage from 1.2 times in 1997 to 1 times this year. Consequently, loan loss provision expense rose $643,000 or 14.4% in 1998 versus $1.6 million or nearly 55% in the prior year.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance which have been charged to expenses.

                                                               --------------------------------------------------------------------
                                                                                          Years ended December 31,
                                                               --------------------------------------------------------------------

                                                                  1998          1997          1996           1995          1994
                                                                  ----          ----          ----           ----          ----
                                                                                      (Dollars in thousands)


Amount of loans outstanding at end of period                    $918,527      $845,027      $658,367       $573,620      $510,739
                                                                --------      --------      --------       --------      --------

Daily average amount of loans (net of unearned discounts)       $884,751      $749,596      $602,717       $519,762      $446,135
                                                                --------      --------      --------       --------      --------

Balance of allowance for possible loan losses
   at beginning of period                                       $ 12,434       $ 8,128       $ 6,976        $ 6,281       $ 5,706

Loans charged off:
   Commercial, financial, and agricultural                           698           418           324            454           502
   Real estate construction                                            0             0             0              0             0
   Real estate mortgage                                               24            25            26             48            41
   Installment                                                     5,375         4,006         2,108          1,256         1,072
                                                                   -----         -----         -----          -----         -----
      TOTAL LOANS CHARGED OFF                                      6,097         4,449         2,458          1,758         1,615

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural                           200           185           224            213            38
   Real estate construction                                            0             0             0              0             0
   Real estate mortgage                                                4             1             1             27             1
   Installment                                                       777           541           488            448           449
                                                                     ---           ---           ---            ---           ---
      TOTAL RECOVERIES                                               981           727           713            688           488

Net loans charged off                                              5,116         3,722         1,745          1,070         1,127
                                                                   -----         -----         -----          -----         -----

Additions to allowance charged to expense (1)                      5,123         4,480         2,897          1,765         1,702
                                                                   -----         -----         -----          -----         -----

Reserves on acquired loans (2)                                         0         3,548             0              0             0
                                                                --------      --------       -------        -------       -------

Balance at end of period                                        $ 12,441      $ 12,434       $ 8,128        $ 6,976       $ 6,281
                                                                --------      --------       -------        -------       -------

Ratio of net charge-offs to average loans outstanding               0.58%         0.50%         0.29%          0.21%         0.25%


(1) The additions to the allowance during 1994 through 1998 were determined using actual loan loss experience and future projected loan losses and other factors affecting the estimate of possible loan losses.

(2) This reserve addition is attributable to loans purchased from Key Bank and Fleet Bank in association with the purchases of branch offices during 1997.

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated.

                --------------------------------------------------------------------------------------------------------------------
                                                                Years ended December 31,
                --------------------------------------------------------------------------------------------------------------------
                          1998                    1997                   1996                   1995                  1994
                --------------------------------------------------------------------------------------------------------------------
                  Amount of  Percent of   Amount of  Percent of  Amount of  Percent of  Amount of  Percent of  Amount of Percent of
                  Allowance  Loans in     Allowance  Loans in    Allowance  Loans in    Allowance  Loans in    Allowance Loans in
                             Each                    Each                   Each                   Each                  Each
                             Category to             Category to            Category to            Category to           Category to
                             Total Loans             Total Loans            Total Loans            Total Loans           Total Loans

                --------------------------------------------------------------------------------------------------------------------
Commercial,
financial, &
agricultural       $ 4,502       19.7%    $ 4,136       19.2%    $ 2,668        18.4%    $ 2,035        17.4%    $ 1,832       15.9%

Real estate -
construction           -           -          -           -          -            -          -            -           -          -

Real estate -
mortgage             2,210       43.4%      2,026       44.4%      2,234        44.1%      2,255        45.2%      2,222       47.0%


Installment          4,525       36.9%      4,461       36.4%      2,309        37.5%      1,527        37.4%      1,422       37.1%

Unallocated          1,096        N/A       1,811        N/A         917         N/A       1,159         N/A         805        N/A

Y2K credit risk
allocation             108        N/A         N/A        N/A         N/A         N/A         N/A         N/A         N/A        N/A
                   -------     ------     -------     ------     -------      ------     -------      ------     -------     ------
Total              $12,441     100.00%    $12,434     100.00%    $ 8,128      100.00%    $ 6,976      100.00%    $ 6,281     100.00%



FUNDING SOURCES
---------------

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

    --------------------------------------------------------------------------------------------------------------------------
                                                       Sources of Funds
                                                 Average 4th Quarter Balances
                                                         ($ Million)
    --------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Total
                                                                                                                  Funds
    Year                  IPC Deposits                 Public Funds            Capital Borrowings                Sources
    ----                  ------------                 ------------            ------------------                -------

                      Amount      % Total          Amount      % Total         Amount      % Total          Amount     % Change
                      ------      -------          ------      -------         ------      -------          ------     -------
    1998              $1,194         78.8%           $189         12.5%          $132         8.7%          $1,515        4.5%
    1997               1,190         82.1             163         11.2             98          6.7           1,450        2.0%
    1996                 903         75.6             124         10.4            168         14.1           1,195       21.3%
    1995                 921         86.8             128         12.6              6          0.6           1,018       25.2%
    1994                $583         71.7%           $101         12.4%          $129         15.9%           $813       29.7%



The Company's funding matrix continues to benefit from a high level of IPC deposits, which reached an all-time record for a fourth quarter average of $1.194 billion, up slightly ($4 million or less than half of one percent) from the comparable 1997 period. IPC deposits are frequently considered to be a bank's most attractive source of funding because they are generally stable, are uncollateralized, and have a relatively low cost, and because they represent a working customer base with the potential to be cross-sold a variety of loan, deposit and other financial service-related products.

The mix of CBSI's IPC deposits has changed over the last five years as measured by the trend of fourth quarter average balances. The time deposit share grew steadily, from 38% of deposits in 1994 to 49% in 1997, reflecting consumer movement away from immediately available, lower earning savings and money market accounts as well as the relatively high mix of time deposits in the branches that have been acquired over the last few years. The time deposit mix was reduced to 46% in 1998, corresponding to a $25 million reduction in outstandings. Conversely, transaction accounts increased by an unusually strong $31 million (no acquisitions having occurred during the period). The resulting three percentage points higher deposit share of 27% reflects continued commercial customer growth and, more importantly, a lower opportunity cost of noninvested funds.

Deposits of local municipalities increased $27 million or 17% during the past year, with balances for fourth quarter 1998 averaging $189 million versus $163 million for the same 1997 quarter. Under New York State Municipal Law, the Company is required to collateralize all local government deposits with
marketable   securities   from  its  investment   portfolio.   Because  of  this
stipulation, management considers this source of funding to be equivalent to capital market borrowings. As such, CBSI endeavors to price these deposits at or below alternative capital market borrowing rates. Utilization of municipal deposits has generally been decreasing since 1994 as a percent of total funding sources; the uptick in 1998 reflects the strong cash flow of municipal customers.

Capital market borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. Also considered a borrowing is the $30 million in 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities issued to support 1997's acquisitions. Capital market borrowings averaged $132 million or 9% of total funding sources for fourth quarter 1998 compared to $98 million or 7% of total funding sources for the same period in 1997. As of December 31, 1998, more than half or $70 million of capital market borrowings (excluding the aforementioned Trust Preferred securities) had original terms of one year or more.

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated.


                                                          1998                          1997                          1996
                                                  ----------------------        ----------------------        ----------------------
(000's omitted)                                   Average       Average         Average       Average         Average       Average
                                                  Balance      Rate Paid        Balance      Rate Paid        Balance      Rate Paid
                                                  -------      ---------        -------      ---------        -------      ---------

Non-interest-bearing demand deposits             $214,997          N/A         $170,989          N/A         $143,995          N/A
Interest-bearing demand deposits                  145,141         1.18%         119,769         1.38%         100,278         1.40%
Regular savings deposits                          264,370         2.79%         247,330         2.91%         241,199         2.87%
Money market deposits                              99,219         3.08%          76,567         2.76%          65,448         2.48%
Time deposits                                     672,972         5.57%         599,136         5.61%         481,250         5.49%
                                                  -------                       -------                       -------
Total average daily
amount of domestic deposits                    $1,396,699         3.55%      $1,213,791         3.67%      $1,032,170         3.52%
                                               ==========                    ==========                    ==========


The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1998 and 1997 are summarized below:

                                                                          ---------------------------------
                                                                                   At December 31,
                                                                          ---------------------------------
(000's omitted)                                                                1998                1997
                                                                               ----                ----

Less than three months                                                       $42,770             $33,240
Three months to six months                                                    24,451              29,420
Six months to one year                                                        15,508              19,340
Over one year                                                                  8,961              11,439
                                                                             -------             -------
     Total                                                                   $91,690             $93,439
                                                                             =======             =======

The following table summarizes the outstanding balance of short-term borrowings of the Company for the years indicated.

                                                                   ------------------------------------------------
(000's omitted)                                                                             At December 31,
                                                                   ------------------------------------------------

                                                                       1998              1997              1996
                                                                       ----              ----              ----

Federal funds purchased                                              $34,700           $45,000           $31,800
                                                                     -------           -------           -------
Term borrowings at banks (original term)
     90 days or less                                                  30,000            20,000                 -
     1 year                                                                -                 -            65,000
     -                                                               -------           -------           -------
          Balance at end of period                                   $64,700           $65,000           $96,800
                                                                     =======           =======           =======
Daily Average during the year                                        $13,915           $45,008           $46,535
Maximum month-end balance                                            $64,700          $128,000           $96,800
Weighted average rate during the year                                  5.42%             5.74%             5.63%
Year-end average rate                                                  5.46%             6.53%             6.07%


INVESTMENTS
-----------

The stated objective of CBSI's investment portfolio is to prudently provide a degree of low-risk, quality assets to the balance sheet. This must be accomplished within the constraints of: (a) absorbing funds when loan demand is low and infusing funds when demand is high; (b) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (c) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (d) considering investment risk-weights as determined by regulatory risk-based capital guidelines; and (e) generating a favorable return without undo compromise of other requirements.

Starting in the third quarter of 1997, the Company adopted the use of total return as its primary methodology for managing investment portfolio assets. Under this analytical method, the Company seeks to maximize shareholder value through both interest income and market value appreciation.

Throughout 1998, falling interest rates accelerated the prepayments of many of the Company's assets, including those in its residential mortgage, mortgage-backed security and collateralized mortgage obligation (CMO) portfolio. Such refinancings prompted management to consider asset/liability strategies that would help reduce further balance sheet exposure to a low interest rate environment. Four primary action steps were developed and implemented as a result.

Early in the second quarter of 1998, management's first strategic initiative was to sell $12.5 million in Libor-based CMO floaters and $10.5 million in callable bonds with 18 months or less to first call date. This action resulted in a gain to the Company of $571,000 over book. Including gains, the total holding period return for these bonds averaged 8.30%. To hedge against further declines in the yield curve, all proceeds were reinvested in long-lockout callable bonds and discounted CMOs.

The second strategic decision made by management was to choose early adoption of Statement of Financial Accounting Standard No. 133 during the third quarter. This action made it possible to reclassify nearly all of the Company's $238 million held-to-maturity investments as available-for-sale. Greater flexibility was thus achieved when managing the investment portfolio from a total return perspective.

As the fall in interest rates further accelerated in the latter half of the year, long-term investment opportunities became quite limited, leading to the development of a third action plan. Rather than continue to leverage Bank capital through the purchase of securities with increased future market value risk, management embarked upon a strategy to deleverage portions of its investment portfolio. This decision ultimately provided the opportunity for the Company to begin its stock buy-back program announced in the third quarter of 1998, which resulted in 326,600 shares or $9.2 million in common stock being repurchased during the late summer and early fall.

Approximately $57 million in investment securities was sold as a result of this deleverage strategy. Gains recorded over book amounted to $1.58 million, while the total holding period return on the assets sold averaged 8.90%. The majority of investments sold were high coupon callable bonds with one year or less remaining to first call date or mortgage-related securities (mortgage-backed and CMO) with an average life of under two years. Interest rate sensitivity to a potentially falling interest rate environment improved as a result of these sales.

The fourth and final strategic action for the year came in mid November following successive policy moves by the Federal Reserve Bank beginning on September 30, 1998, which brought the targeted Federal Funds Rate down from 5.50% to 4.75%. With short-term capital market borrowing costs experiencing similar declines, the Company chose to reinvest its portfolio cashflows back into securities rather than repay short-term obligations or continue buying back its common stock. The most attractive opportunity from both a total return and interest rate risk perspective was a barbell purchase strategy coupling long-term AAA rated and insured municipal bonds with uncapped Sallie Mae floaters.

As mentioned previously, the downward pressure on interest rates during 1998 led to historically high levels of mortgage refinancings in a variety of asset sectors. Most notable were the prepayments experienced in the Company's premium CMO portfolio. Premium CMOs, for purposes of this discussion, are defined as those securities with an original purchase price of $102.5 or higher. Under general accounting standards, any premium paid for mortgage-related bonds is required to be amortized to par using a constant yield methodology. As mortgage prepayments increased throughout the year, the monthly premium amortization associated with these bonds increased accordingly. Because all such adjustments are treated as reductions to investment income, the effects from high prepayment levels serve to decrease the overall investment portfolio yield.

The average portfolio yield, including the effects from higher premium CMO amortization, was 6.53%, or an earned spread to the average three year Treasury rate of 137 basis points (BPs). This is down from 1997 levels, when the portfolio returned 7.63% or a spread of 155 BPs to the same Treasury benchmark. Higher premium amortization was largely responsible for this decline in spread, the impact of which was estimated at 26 BPs or a $1.6 million accelerated charge against interest income. However, when 1998 investment gains of $2.3 million on $85 million in sales are included, the portfolio earned a cash return of 6.90% or a spread of 174 BP's over the three year Treasury benchmark, an improvement of 19 BPs from the prior year.

The composition of the portfolio continues to heavily favor U.S. Agency Debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs, resulting in effective use of regulatory risk-based capital. As of year-end 1998, these three security types (excluding Federal Home Loan Bank stock and Federal Reserve Bank stock) accounted for a combined 92% of total portfolio investments (31%, 12% and 49%, respectively), down slightly from 96% in the prior year. High balances of AAA rated and insured municipal bond balances at year end accounted for this change. As of year end, the portfolio held $73 million of premium CMOs purchased before December 31, 1997 versus $113 million one year earlier.

The average life of the portfolio, including the exercise of embedded call options, decreased to 2.5 years as of December 31, 1998. At year end 1997, the average life was 3.0 years. As a result of the above strategies, total investments (excluding money market investments) ended 1998 at $594 million, down $18 million or 3.0% from year-end 1997; the portfolio reached a high point in April of approximately $671 million and a low point in November of approximately $569 million.

INVESTMENT SECURITIES
---------------------

The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:


                                                                           Years ended December 31,
                                     ------------------------------------------------------------------------------------------
                                                1998                         1997                         1996
                                     ------------------------------------------------------------------------------------------
                                           Amortized                    Amortized                    Amortized
(000's omitted)                            Cost/Book        Market      Cost/Book        Market      Cost/Book        Market
                                               Value         Value          Value         Value          Value         Value
                                               -----         -----          -----         -----          -----         -----
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                        $0            $0       $164,199      $168,799       $248,264      $254,437

Obligations of states and
 political subdivisions                        4,038         4,107         10,221        10,575         17,796        18,292

Corporate securities                               0             0          3,091         3,201              2             2

Mortgage-backed securities                         0             0         86,148        88,838        103,795       105,765
                                              ------        ------       --------      --------       --------      --------
 TOTAL                                        $4,038        $4,107       $263,659      $271,413       $369,857      $378,496
                                              ======        ======       ========      ========       ========      ========

The following table sets forth the amortized cost and market value for the Company's available-for-sale investment portfolio:


                                                                           Years ended December 31,
                                     ------------------------------------------------------------------------------------------
                                                1998                         1997                         1996
                                     ------------------------------------------------------------------------------------------
                                           Amortized                    Amortized                    Amortized
(000's omitted)                            Cost/Book        Market      Cost/Book        Market      Cost/Book        Market
                                               Value         Value          Value         Value          Value         Value
                                               -----         -----          -----         -----          -----         -----

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                  $170,464      $175,866        $82,027       $84,730        $39,684       $40,005

Obligations of states and political
 subdivisions                                 40,591        41,329          9,960        10,310            437           452

Corporate securities                           9,153         9,382              0             0              0             0

Mortgage-backed securities                   336,090       336,967        225,692       227,350        145,276       146,555

Equity securities (1)                         23,784        23,784         23,669        23,669         20,282        20,282

Federal Reserve Bank common stock              2,174         2,174          2,174         2,174          1,403         1,403
                                            --------      --------       --------      --------       --------      --------
 TOTAL                                      $582,256      $589,502       $343,523      $348,233       $207,082      $208,697
                                            ========      ========       ========      ========       ========      ========

Net unrealized gains/(losses)on
 available for sale portfolio                  7,246                        4,710                        1,614
                                            --------                     --------                     --------
Total Carrying Value                        $593,540                     $611,892                     $578,553
                                            ========                     ========                     ========


(1) Includes $23,059; $19,709; and $19,678 in FHLB common stock at December 31, 1998, 1997, and 1996, respectively.

The following table sets forth as of December 31, 1998, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:


                                                                               At December 31, 1998
                                                   --------------------------------------------------------------------------------
                                                                        Amount           Amount
                                                       Amount         Maturing         Maturing
                                                     Maturing        After One       After Five           Amount            Total
                                                       Within         Year but        Years but         Maturing            Cost
                                                     One Year           Within           Within            After             Book
                                                      or Less       Five Years        Ten Years        Ten Years            Value
                                                   --------------------------------------------------------------------------------
Held-to-Maturity Portfolio
--------------------------
U.S. Treasury and other
 U.S. government agencies                                  $0               $0               $0               $0               $0

Mortage-backed securities                                   0                0                0                0                0

States and political subdivisions                       2,498            1,430              110                0            4,038

Other                                                       0                0                0                0                0
                                                      -------         --------         --------         --------         --------
Total Held-to-Maturity Portfolio Value                 $2,498           $1,430             $110               $0           $4,038
                                                      =======         ========         ========         ========         ========
Weighted Average Yield at year end (1)                  7.68%           11.00%            8.54%            0.00%            8.89%


Available-for-Sale Portfolio
----------------------------
U.S. Treasury and other
 U.S. government agencies                              $6,002           $7,710         $115,209          $41,544         $170,465

Mortage-backed securities                              57,632          204,178           50,765           23,515          336,090

States and political subdivisions                       2,046            2,079            1,352           35,114           40,591

Other                                                       2               50            2,492            6,609            9,153
                                                      -------         --------         --------         --------         --------
Total Available-for-Sale Portfolio Value              $65,682         $214,017         $169,818         $106,782         $556,299

Weighted average yield at year end (1)                  6.19%            6.58%            7.41%            7.54%            6.97%


(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 35%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

MARKET RISK
-----------

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors, which reviews and approves them annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest-related level and trends.

INTEREST RATE RISK
------------------

At Community Bank System, Inc, the fundamental purpose behind interest rate risk management is to maximize net interest income over both a short-term tactical and longer-term strategic time horizon. Because the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk.

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

Changes in net interest income are reviewed after subjecting the balance sheet to an array of Treasury yield curve possibilities including an up or down 200 basis point movement in rates from current levels. While such an aggressive movement in rates provides management with good insight as to how the Company's profit margins may perform under extreme market conditions, results from a more modest shift in interest rates are used as a basis to conduct day-to-day business decisions.

The following reflects the Company's one year net interest income sensitivity analysis as of December 31, 1998. In addition to a 200 basis point increase/decrease in rates, this analysis assumes a static, no growth balance sheet:

          Rate Change                         Estimated
          BASIS POINTS             NET INTEREST INCOME SENSITIVITY

          + 200 bp                           1.74%

          - 200 bp                          (0.81%)

The preceeding interest rate risk analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

LIQUIDITY
---------

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on- and off-balance sheet funding are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash flow funding needs over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90 day time horizons. As of year-end 1998, this ratio was 10.8% and 10.1%, respectively.


GAP REPORT
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES as of December 31, 1998



Volumes                      1-30    31-60     60-90    91-180   181-360   13-24    25-36    37-48     49-60    Over 60
($000's)                     Days     Days     Days      Days     Days     Months   Months   Months    Months   Months      TOTAL
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Due from banks                 -        -         -        -         -        -        -        -         -      78,858     78,858
Fixed Rate Debentures            21     -       10,000   44,973    22,848   14,463   71,714       50      -      12,068    176,137
Floating Rate Debentures      6,466                                                                                          6,466
Fixed Rate Mortgage
Backed                       13,934   13,887    12,646   30,985    44,657   79,219   33,704    7,335     5,011   70,191    311,569
Floating Rate Mortgage
Backed                       24,555     -         -        -         -        -        -        -         -        -        24,555
Other Investments               377       48       376    1,470     1,846    1,387      923      984       170   60,020     67,601
----------------------------------------------------------------------------------------------------------------------------------
      Total Investments      45,353   13,935    23,022   77,428    69,351   95,069  106,341    8,369     5,181  221,137    665,186
----------------------------------------------------------------------------------------------------------------------------------

Mortgages:
   Adjustable Rate            4,045      500     3,336    6,283    12,795     -        -        -         -        -        26,959
   Fixed Rate                 4,371    4,423     4,350   12,597    23,058   38,758   30,169   17,019    12,057   43,034    189,836
   Variable Home Equity      31,719    9,813       273    3,290     5,517     -        -        -         -        -        50,612
Commercial Variable         214,155     -         -        -         -        -        -        -         -        -       214,155
Other Commercial              8,501    8,562     8,625   26,256    54,267   11,644     -        -         -        (233)   117,622
Installment, Net              7,643    8,222     8,307   24,804    48,206   86,344   67,543   40,788     5,314   20,865    318,036
----------------------------------------------------------------------------------------------------------------------------------
      Total Loans           270,434   31,520    24,891   73,230   143,843  136,746   97,712   57,807    17,371   63,666    917,220

Loan Loss Reserve              -        -         -        -         -        -        -        -         -     (12,441)   (12,441)
Other Assets                   -        -         -        -         -        -        -        -         -     113,681    113,681
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                315,787   45,455    47,913  150,658   213,194  231,815  204,053   66,176    22,552  383,087  1,680,689
==================================================================================================================================
Average Yield                 8.34%    7.21%     7.07%    7.41%     7.77%    7.84%    8.31%    9.13%     8.53%    3.22%      6.90%
Liabilities and Captial:
Demand Deposits                -        -         -        -         -        -        -        -         -     249,864    249,864
Savings / NOW                 1,551    1,551     1,551    4,652    22,196   18,609     -        -         -     356,829    406,939
Money Markets                  -        -         -      72,535    26,945     -        -        -         -        -        99,480
CD's / IRA / Other           77,791   54,402    51,772  144,503   163,894   79,962   27,367   12,323     8,604    1,165    621,783
----------------------------------------------------------------------------------------------------------------------------------
      Total Deposits         79,342   55,953    53,323  221,690   213,035   98,571   27,367   12,323     8,604  607,858  1,378,066

Short Term Borrowings        64,700     -         -        -         -        -        -        -         -        -        64,700
Term Borrowing                 -        -         -        -         -      15,000     -      10,000     5,000   40,000     70,000
Trust Securities               -        -         -        -         -        -        -        -         -      29,810     29,810
Other Liabilities              -        -         -        -         -        -        -        -         -      17,948     17,948
Capital                        -        -         -        -         -        -        -        -         -     120,165    120,165
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
AND CAPITAL                 144,042   55,953    53,323  221,690   213,035  113,571   27,367   22,323    13,604  815,781  1,680,689
AVERAGE RATE                  4.97%    5.09%     5.21%    4.56%     4.61%    5.12%    5.45%    5.96%     5.65%    1.43%      3.20%
==================================================================================================================================
GAP                         171,745  (10,498)   (5,410) (71,032)      159  118,244  176,686   43,853     8,948 (432,695)
CUMULATIVE GAP              171,745  161,247   155,837   84,805    84,964  203,208  379,894  423,747   432,695        0
CUMULATIVE GAP /
TOTAL ASSETS                 10.22%    9.89%     9.27%    5.05%     5.06%   12.09%   22.60%   25.21%    25.75%    0.00%


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


EFFECTS OF INFLATION
--------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) risks related to credit quality, interest rate sensitivity and liquidity; (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) inflation, interest rate, market and monetary fluctuations;
(5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (6) changes in consumer spending, borrowing and savings habits; (7) technological changes; (8) any acquisitions or mergers that might be considered by the Company and the costs and factors associated therewith; (9) the ability to maintain and increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and generally accepted accounting principles; (11) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (12) the costs and effects of litigation and of any adverse outcome in such litigation; and (13) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not exclusive. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements..

YEAR 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather the four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

Based on its assessment, the Company determined that the majority of its processing systems are outsourced to industry standard vendors. The Company, through its Year 2000 Committee, has identified critical vendors and processes and have put in place monitoring and measuring techniques to assure its critical vendors are complying with the Federal Financial Institutions Examining Council guidelines for Year 2000 compliance. In brief, the Company's loan, deposit, and general ledger systems are outsourced to Fiserv, Inc.; the investment accounting system is outsourced to First Tennessee Bank; ATM processing is outsourced to Mellon Network Services, Inc.; and the trust accounting system employs Sungard software. The Company is subject to quarterly reviews by the Office of the Comptroller of the Currency (OCC), including Year 2000 compliance. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated without impact on the Company's operations.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the status of Year 2000 compliance and if appropriate contingency plans and business resumption plans are in place in the event the vendor or customer should experience a Year 2000 compliant failure. To date, 65% of our vendors have responded that they are Year 2000 compliant, 31% have reported that they are working diligently and will be compliant before January 1, 2000, and 4% have not yet stated their position. The Company is closely following the progress of those vendors who are working on the project and will seek alternate vendors for all suppliers that cannot become Year 2000 compliant or those vendors who have failed to respond to the Company's inquiries.

The Company is utilizing both internal and external resources to reprogram or replace, test and validate the software for Year 2000 modifications. The Company has estimated that the overall Year 2000 dollar expense for upgrades and equipment will total between $500,000 and $1,000,000. This budget estimate includes (but is not limited to) expenditures for upgrades to Item Processing software and hardware, NCR ATM's, third party reviews of outsourcing vendors, proxy testing, PC software and hardware, the cost of service vendor mailings, follow-up testing, customer awareness efforts and commercial customer risk assessments. The Company plans to complete all renovations on critical systems before March 31, 1999. To date the Company has incurred approximately $410,000 of expenses funded through general operations, related to the assessment of and renovation/replacement efforts in connection with its Year 2000 project plan. No major information technology projects have been significantly delayed as a result of Year 2000 compliance efforts.

The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates and efforts, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications plans and other factors. The Company does not anticipate any material disruption of service; however, there can be no guarantee that these estimates will be achieved.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components in the financial statements. The Company has reported other comprehensive income within the statements of changes in shareholders' equity.

In 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon adoption of the SFAS the Company transferred investment securities from held-to-maturity to available-for-sale (see Note C). As a result, securities previously classified as held-to-maturity were sold during the year and investment securities gains of approximately $194,000, net of tax, resulting from the sale have been reported as a cumulative effect of change in accounting principal. The Company has no outstanding derivative financial instruments and, accordingly, adoption of SFAS 133 had no other affect on the Company's financial statements.

In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998 and accordingly, would apply to the Company for the quarter ending March 31, 1999. The Company has not engaged in the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Therefore, this pronouncement is not expected to have a material impact on the financial statements of the Company.

The following consolidated financial statements and auditor's reports of Community Bank System, Inc. and subsidiaries are contained on pages 36 through 56 of this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
- Consolidated Statements of Condition--
  December 31, 1998 and 1997

- Consolidated Statements of Income -
  Years ended December 31, 1998, 1997, and 1996

- Consolidated Statements of Changes in Shareholders' Equity -
  Years ended December 31, 1998, 1997, and 1996

- Consolidated Statements of Cash Flows -
  Years ended December 31, 1998, 1997, and 1996

- Notes to Consolidated Financial Statements -
  December 31, 1998

- Auditor's Report

Quarterly Selected Data (Unaudited) for 1998 and 1997 are contained on page 57


CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
                                                                         December 31,        December 31,
                                                                                 1998                1997
--------------------------------------------------------------------------------------------------------------

ASSETS
Total cash and cash equivalents                                      $     78,893,438    $     82,106,403

Investment securities
(approximate fair value of $593,605,000 and $619,646,000)                 593,539,767         611,891,978

Loans                                                                     917,220,120         843,211,857
     Reserve for possible loan losses                                      12,441,255          12,433,812
--------------------------------------------------------------------------------------------------------------

Net loans                                                                 904,778,865         830,778,045

Premises and equipment, net                                                24,877,782          23,649,279
Accrued interest receivable                                                12,375,334          13,392,818
Intangible assets, net                                                     54,438,219          58,671,755
Other assets                                                               11,785,296          13,251,973
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $  1,680,688,701    $  1,633,742,251
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                            $    249,863,649    $    202,573,162
      Interest bearing                                                  1,128,201,929       1,143,112,796
--------------------------------------------------------------------------------------------------------------

Total deposits                                                          1,378,065,578       1,345,685,958
     Federal funds purchased                                               34,700,000          45,000,000
     Borrowings                                                           100,000,000          80,000,000
     Company obligated mandatorily redeemable preferred securities of subsidiary Community Capital Trust 1 holding solely junior
        subordinated debentures of the company                             29,810,438          29,803,688
     Accrued interest and other liabilities                                17,947,217          15,240,622
--------------------------------------------------------------------------------------------------------------
                                                  TOTAL LIABILITIES     1,560,523,233       1,515,730,268
--------------------------------------------------------------------------------------------------------------

Shareholders' equity:
     Common stock no par $1.00 stated value for 1998 and 1997;
        20,000,000 shares authorized ; 7,623,053 and 7,586,512 shares
        issued for 1998 and 1997, respectively                              7,623,053           7,586,512
     Surplus                                                               32,842,772          32,401,331
     Undivided profits                                                     84,591,247          75,335,527
     Accumulated other comprehensive income                                 4,285,743           2,778,913
     Treasury stock, at cost (326,600 shares)                              (9,151,956)
     Shares issued under employee stock plan - unearned                       (25,391)            (90,300)
--------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                120,165,468         118,011,983
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  1,680,688,701    $  1,633,742,251
==============================================================================================================

The accompanying notes are an intergral part of the consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                                                                                  Years Ended December 31,
                                                                         1998                1997               1996
----------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                   $     82,778,201     $   71,562,755   $    56,931,658
  Interest and dividends on investments:
     U.S. Treasury                                                      269,408            269,240           493,117
     U.S. Government agencies and corporations                       16,340,308         23,767,244        21,169,844
     States and political subdivisions                                1,571,670            964,917         1,010,860
     Mortgage-backed securities                                      19,588,820         18,317,165        16,074,631
     Other securities                                                 2,091,495          1,879,799         1,672,300
  Interest on federal funds sold and deposits with other bank           298,175            867,046           336,002
----------------------------------------------------------------------------------------------------------------------

Total interest income                                               122,938,077        117,628,166        97,688,412
----------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                               49,668,906         44,590,208        36,383,486
  Interest on federal funds purchased                                   597,355            698,859         1,152,922
  Interest on short-term borrowings                                     156,607          1,884,314         1,465,894
  Interest on long-term  borrowings                                   8,120,285          7,578,370         3,420,155
----------------------------------------------------------------------------------------------------------------------

Total interest expense                                               58,543,153         54,751,751        42,422,457
----------------------------------------------------------------------------------------------------------------------

Net interest income                                                  64,394,924         62,876,415        55,265,955
Less: Provision for possible loan losses                              5,122,596          4,480,000         2,897,068
----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                  59,272,328         58,396,415        52,368,887
----------------------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                                   1,921,766          1,725,084         1,522,653
  Service charges on deposit accounts                                 6,630,004          5,054,542         4,037,150
  Commissions on investment products                                  1,222,328          1,001,588           782,178
  Other service charges, commissions and fees                         4,412,523          2,397,375         1,719,251
  Other operating income                                                893,924          1,643,151           780,834
  Investment security gain (loss)                                     1,959,384            (13,881)           32,394
----------------------------------------------------------------------------------------------------------------------

Total other income                                                   17,039,929         11,807,859         8,874,460
----------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                     25,749,840         22,944,801        19,247,336
  Occupancy expense, net                                              4,085,818          3,426,189         3,073,107
  Equipment and furniture expense                                     3,500,841          2,727,739         2,318,489
  Amortization of intangible assets                                   4,639,536          3,702,850         2,728,886
  Legal and professional fees                                         1,666,017          1,616,227         1,119,466
  Computer services expenses                                          2,334,104          2,095,395         1,921,859
  Other                                                               9,899,793         12,997,062        10,082,166
----------------------------------------------------------------------------------------------------------------------

Total other expenses                                                 51,875,949         45,798,641        37,449,984
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                           24,436,308         24,405,633        23,793,363
Income taxes                                                          8,901,945          8,844,127         9,660,319
----------------------------------------------------------------------------------------------------------------------

Income before change in accounting                                   15,534,363         15,561,506        14,133,044
Cumulative effect of change in accounting principle,
  net of taxes of $133,883(note C)                                      193,860                  0                 0
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                     $     15,728,223     $   15,561,506   $    14,133,044
======================================================================================================================

Earnings per common share - basic                                         $2.08              $2.05             $1.85
======================================================================================================================
Earnings per common share - diluted                                       $2.05              $2.02             $1.83
======================================================================================================================

The accompanying notes are an intergral part of the consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Years ended December 31, 1996, 1997 and 1998




                                                               Preferred          Common Stock                            Undivided
                                                                                  ------------
                                                                   Stock       Shares       Amount           Surplus        Profits
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                                    $4,500,000      7,359,250    $4,599,531    $32,955,273    $57,079,501

Comprehensive Income:
  Net income - 1996                                                                                                      14,133,044
  Other comprehensive income, before tax
     Net unrealized losses on securities:
       Net unrealized holding losses arising during the period
       Less:  reclassification adjustment for gains included
              in net income
  Other comprehensive loss, before tax
  Income tax benefit related to other comprehensive loss
  Other comprehensive loss, net of tax
Comprehensive Income

  Cash dividends:
    Preferred, $9.00 per share                                                                                             (405,000)
    Common, $0.69 per share                                                                                              (5,116,520)
  Common stock issued under
    employee stock plan                                                          33,906        21,192        554,817
  Common stock issued
    in acquisition                                                               81,250        50,781         74,683
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                  $4,500,000      7,474,406    $4,671,504    $33,584,773    $65,691,025

Comprehensive Income:
  Net income - 1997                                                                                                      15,561,506
  Other comprehensive income, before tax
     Net unrealized losses on securities:
       Net unrealized holding losses arising during the period
       Less:  reclassification adjustment for gains included
              in net income
  Other comprehensive loss, before tax
  Income tax benefit related to other comprehensive loss
  Other comprehensive loss, net of tax
Comprehensive Income

  Cash dividends:
    Preferred, $9.00 per share                                                                                             (180,000)
    Common, $0.76 per share                                                                                              (5,737,004)
  Preferred stock redeemed                                    (4,500,000)                                   (180,000)
  Common stock issued under
    employee stock plan                                                         112,106        95,660      1,815,906
  Change in par value                                                                 0     2,819,348     (2,819,348)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                          $0     $7,586,512    $7,586,512    $32,401,331    $75,335,527

  Net income - 1998                                                                                                      15,728,223
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period
       Less:  reclassification adjustment for gains included
              in net income
  Other comprehensive income, before tax:
  Income tax expense related to other comprehensive income
  Other comprehensive income, net of tax
  Comprehensive Income

  Cash dividends:
    Common, $.86 per share                                                                                               (6,472,503)

  Common stock issued under
     employee stock plan                                                         36,541        36,541        441,441

  Treasury stock purchased                                                     (326,600)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                          $0      7,296,453    $7,623,053    $32,842,772    $84,591,247
====================================================================================================================================





                                                                                                              Common
                                                                                                              Shares
                                                                                                              Issued
                                                                                          Accumulated          Under
                                                                                                Other       Employee
                                                                Treasury  Comprehensive Comprehensive     Stock Plan
                                                                   Stock         Income        Income     - Unearned          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                                                                   $977,457       ($51,513)  $100,060,249


Comprehensive Income:
  Net income - 1996                                                          14,133,044                                  14,133,044
                                                                             ----------
  Other comprehensive income, before tax
     Net unrealized losses on securities:
       Net unrealized holding losses arising during the period                  (18,030)
       Less:  reclassification adjustment for gains included
              in net income                                                     (32,394)
                                                                                -------
  Other comprehensive loss, before tax                                          (50,424)
  Income tax benefit related to other comprehensive loss                         20,820
                                                                                 ------
  Other comprehensive loss, net of tax                                          (29,604)      (29,604)                      (29,604)
                                                                                -------
Comprehensive Income                                                         14,103,440
                                                                             ----------
  Cash dividends:
    Preferred, $9.00 per share                                                                                             (405,000)
    Common, $0.69 per share                                                                                              (5,116,520)
  Common stock issued under
    employee stock plan                                                                                        8,585        584,594
  Common stock issued
    in acquisition                                                                                                          125,464
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                                                 $947,853       ($42,928)  $109,352,227

Comprehensive Income:
  Net income - 1997                                                          15,561,506                                  15,561,506
                                                                             ----------
  Other comprehensive income, before tax
     Net unrealized losses on securities:
       Net unrealized holding losses arising during the period                3,081,709
       Less:  reclassification adjustment for gains included
              in net income                                                      13,881
                                                                                 ------
  Other comprehensive loss, before tax                                        3,095,590
  Income tax benefit related to other comprehensive loss                     (1,264,530)
                                                                             ----------
  Other comprehensive loss, net of tax                                        1,831,060     1,831,060                     1,831,060
                                                                              ---------
Comprehensive Income                                                         17,392,566
                                                                             ----------
  Cash dividends:
    Preferred, $9.00 per share                                                                                             (180,000)
    Common, $0.76 per share                                                                                              (5,737,004)
  Preferred stock redeemed                                                                                               (4,680,000)
  Common stock issued under
    employee stock plan                                                                                      (47,372)     1,864,194
  Change in par value                                                                                                             0
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                               $2,778,913       ($90,300)  $118,011,983

  Net income - 1998                                                         $15,728,223                                  15,728,223
                                                                            -----------
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period                         4,822,654                                           0
       Less:  reclassification adjustment for gains included
              in net income                                                  (2,287,127)
                                                                             ----------
  Other comprehensive income, before tax:                                     2,535,527
  Income tax expense related to other comprehensive income                   (1,028,697)
                                                                             ----------
  Other comprehensive income, net of tax                                      1,506,830     1,506,830                     1,506,830
                                                                              ---------
  Comprehensive Income                                                      $17,235,052
                                                                            ===========
  Cash dividends:
    Common, $.86 per share                                                                                               (6,472,503)

  Common stock issued under
     employee stock plan                                                                                      64,909        542,891

  Treasury stock purchased                                    (9,151,956)                                                (9,151,956)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 ($9,151,956)                  $4,285,743       ($25,391)  $120,165,468
====================================================================================================================================

The accompanying notes are an intergral part of the consolidated financial statements.




CONSOLIDATED STATEMENT OF CASH FLOWS
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
For Twelve Months Ended December 31, 1998 and 1997
                                                                                       1998               1997              1996
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                $    15,728,223    $    15,561,506    $   14,133,044
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                2,822,990          2,130,434         1,948,619
      Amortization of intangible assets                                           4,639,536          3,702,850         2,728,886
      Net amortization of security premiums and discounts                         6,922,686              8,005        (1,690,528)
       Amortization of discount on loans                                          1,443,122          3,142,460         7,576,343
      Provision for loan losses                                                   5,122,596          4,480,000         2,897,068
      Provision for deferred taxes                                                  383,806           (223,394)       (1,840,573)
      (Gain)\Loss on sale of investment securities                               (2,287,127)            13,881           (32,394)
      (Gain)\Loss on sale of loans and other assets                                (102,847)          (158,033)          (91,780)
      Change in interest receivable                                               1,017,484         (2,602,746)       (1,639,568)
      Change in other assets and other liabilities                                2,269,036          1,750,674         1,254,964
      Change in unearned loan fees and costs                                     (1,551,770)          (883,108)         (659,412)
---------------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                   36,407,735         23,780,069        17,008,326
---------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                   87,188,668         51,916,026        15,803,016
  Proceeds from maturities of held to maturity investment securities             55,077,029        114,946,856        77,849,167
  Proceeds from maturities of available for sale investment securities          110,430,351         13,507,367        27,014,893
  Purchases of held to maturity investment securities                            (7,943,215)        (7,989,300)     (130,151,635)
  Purchases of available for sale investment securities                        (228,500,654)      (202,645,932)      (99,364,521)
  Net change in loans outstanding                                               (78,779,935)      (103,025,001)      (93,336,338)
  Loans purchased in branch acquisition                                                            (86,800,537)                0
  Capital expenditures                                                           (4,935,714)        (9,042,922)       (1,775,188)
  Proceeds from sales of property and equipment                                     752,235                  0                 0
  Premium paid for branch acquisitions                                                    0        (31,133,116)                0
---------------------------------------------------------------------------------------------------------------------------------

     Net Cash Used By Investing Activities                                      (66,711,235)      (260,266,559)     (203,960,606)
---------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts              61,508,239         (6,835,157)      (22,671,180)
  Net change in certificates of deposit                                         (29,128,619)        15,967,588        32,938,212
  Deposits assumed in branch acquisition                                                  0        309,340,271                 0
  Net change in Federal Funds purchased                                         (10,300,000)        13,200,000       171,800,000
  Net change in term borrowings                                                  20,000,000        (85,000,000)         (550,000)
  Issuance of mandatorily redeemable capital securities of subsidiary                     0         29,803,688                 0
  Debt issuance costs                                                                     0         (1,222,041)                0
  Issuance (retirement) of common and preferred stock                               474,451         (3,451,047)          457,142
  Treasury stock purchased                                                       (9,151,956)                 0                 0
  Cash dividends                                                                 (6,311,580)        (5,745,135)       (5,390,271)
---------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Financing Activities                                   27,090,535        266,058,167       176,583,903
---------------------------------------------------------------------------------------------------------------------------------

Change In Cash And Cash Equivalents                                              (3,212,965)        29,571,677       (10,368,377)
  Cash and cash equivalents at beginning of year                                 82,106,403         52,534,726        62,903,103
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       78,893,438         82,106,403        52,534,726
=================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For Interest                                                          $56,791,512        $52,235,280       $42,090,983
=================================================================================================================================

Cash Paid For Income Taxes                                                       $9,938,377         $9,716,995       $10,654,673
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                    $1,678,184         $1,517,262        $1,345,393
Gross change in unrealized gains and (losses) on
  available-for-sale securities                                                  $2,535,527         $3,095,590          ($50,424)
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF  OPERATIONS
Community Bank System, Inc. (the Company) is a one-bank holding company which wholly owns three subsidiaries, Community Bank, N.A. (the Bank), Community Capital Trust I, a subsidiary business trust, and Benefit Plans Administrative Services, Inc. (BPA). BPA, located in Utica, New York, provides pension administration and consulting services to sponsors of defined benefit and defined contribution plans throughout New York State. The Bank operates 68 customer facilities throughout Northern New York, the Finger Lakes Region, and Southern Tier, and Southwestern New York and owns two banking related subsidiaries, Community Financial Services, Inc. (CFSI), and Community Investment Services, Inc. (CISI). CFSI offers insurance investment products and CISI provides broker/dealer and investment advisory services. In addition, the Bank wholly owns one nonbanking subsidiary, CBNA Treasury Management Corporation
(TMC). TMC operates the cash management, investment, and treasury functions of the Bank. In early 1997, Community Capital Trust I was formed for the purpose of issuing mandatorily redeemable capital securities which are considered Tier I capital under regulatory capital adequacy requirements (see Note Q).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

INVESTMENT SECURITIES

The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held-to- maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities have been classified as trading securities.

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

LOANS
Loans are stated at unpaid principal balances. Fair values for variable rate loans that reprice frequently, with no significant credit risk, are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Mortgage loans held for sale are carried at the lower of cost or market and are included in loans as the balance of such loans was not significant. The carrying amount of accrued interest approximates its fair value.

INTEREST ON LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES
Interest on commercial loans and mortgages is accrued and credited to operations based upon the principal amount outstanding. Unearned discount on installment loans is recognized as income over the term of the loan, principally by the actuarial method. Non-refundable loan fees and related direct costs are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method.

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

OTHER REAL ESTATE
Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance plus settlement costs, or fair value less estimated costs of disposal. At December 31, 1998 and 1997, other real estate, included in other assets, amounted to $1,181,926 and $881,456, respectively.

INTANGIBLE ASSETS
Intangible   assets   represent  core  deposit  value,   goodwill  arising  from
acquisitions, and mortgage servicing rights. The Company periodically reviews the carrying value of intangible assets using fair value methodologies.

Core deposit intangibles are being amortized principally on an accelerated basis over ten years. Goodwill is being amortized on a straight-line basis over 15 to 25 years.

Originated mortgage servicing rights are recorded at their fair value at the time of transfer and are amortized in proportion to and over the period of estimated net servicing income or loss. The Bank uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Bank incorporated assumptions that market participants would use in estimating future net servicing income, which included estimates of the cost of servicing per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment using these same market assumptions.

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

INCOME TAXES
Provisions for income taxes are based on taxes currently payable or refundable, and deferred taxes which are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

EARNINGS PER SHARE AND STOCK SPLIT
Basic earnings per share is computed on the basis of actual weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of outstanding common stock equivalents.

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

TREASURY STOCK
Treasury stock purchases are recorded at cost. During 1998, the Company purchased 326,600 shares of treasury stock at an average cost of $28.02. The Company purchases treasury stock primarily in order to have shares available for issuance under the incentive stock option, restricted stock awards and non-qualified stock option plans.

FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement of Financial Accounting Standard (SFAS) No. 107,
"Disclosures about Fair Value of Financial Instruments," excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair values of investment securities, loans and deposits have been disclosed in footnotes C, D, and G, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company has reported other comprehensive income within the statements of changes in shareholder's equity.

In 1998 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon adoption of this SFAS, the Company transferred investment securities from held-to-maturity to available-for-sale (see Note C). As a result, securities previously classified as held-to-maturity were sold during the year and investment securities gains of approximately $194,000, net of tax, resulting from the sale have been reported as a cumulative effect of a change in accounting principal. The Company has no outstanding derivative financial instruments, and accordingly, adoption of SFAS 133 had no other affect on the Company's financial statements.

NOTE B: BRANCH ACQUISITIONS

During 1997, the Company acquired certain assets and assumed certain liabilities relating to eight branch offices of Key Bank, N.A. located in Southwestern New York State and 12 branch offices of Fleet Bank located in Northern and Central New York State.

A summary of these acquisitions and the divestiture activity is as follows:

                                                         ACQUISITIONS
                                       -----------------------------------------
                                                  KEY BANK           FLEET BANK
                                                  (6/16/97)           (7/18/97)
                                       -----------------------------------------

CASH RECEIVED (PAID)                         $ 110,752,957        $  76,516,971

LOANS ACQUIRED (DIVESTED)                       24,093,903           62,706,634

PROPERTY AND EQUIPMENT ACQUIRED (DIVESTED)       1,836,405            2,438,645

OTHER ASSETS AND (LIABILITIES) ACQUIRED             34,323             (172,683)
(DIVESTED), NET

PURCHASE PRICE ALLOCATED TO GOODWILL            13,563,861           17,569,255

                                             -------------        -------------
DEPOSIT LIABILITIES ASSUMED (DIVESTED)       $ 150,281,449        $ 159,058,822


================================================================================

Goodwill arising from these transactions is being amortized over a period of 15 years on a straight-line basis.

The transactions above have been recorded under the purchase method of accounting and, accordingly, the operating results of the branches acquired have been included in the Company's consolidated financial statements from the date of acquisition. Results of operations on a proforma basis are not presented since historical financial information for the branches acquired is not available.

In July of 1996, the Company acquired all of the outstanding shares of common stock of Benefit Plan Administrators, Inc., a pension administration and actuarial firm, in exchange for 81,250 shares of Company's common stock. The transaction was accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for 1996 include the accounts of Benefit Plan Administrators. Consolidated financial statements for the prior periods presented were not restated as the effect on those periods is not significant.

NOTE C:  INVESTMENT SECURITIES
The amortized cost and estimated fair values of investments in securities as of December 31 are as follows:


                                                    1998                                              1997
------------------------------------------------------------------------------------------------------------------------------------
(Dollars)                                          Gross        Gross   Estimated                    Gross      Gross    Estimated
                                   Amortized  Unrealized   Unrealized        Fair     Amortized Unrealized Unrealized         Fair
Held-to-Maturity                       Cost        Gains       Losses       Value          Cost      Gains     Losses        Value
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies                                                      164,198,645  4,607,000      7,000  168,799,000

Obligations of
     states and political
     subdivisions                 4,037,920       65,448  $        0    4,103,368    10,221,035    355,000      1,000   10,575,000

Corporate securities                      0            0           0            0     3,090,597    111,000      1,000    3,201,000

Mortgage-backed securities                0            0           0            0    86,148,702  2,702,000     13,000   88,838,000
                                          -            -           -            -    ----------  ---------     ------   ----------
      TOTALS                      4,037,920       65,448           0    4,103,368   263,658,979  7,775,000     22,000  271,413,000
------------------------------------------------------------------------------------------------------------------------------------

Available-for-Sale
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies  170,464,535    5,417,176      15,398  175,866,313    82,027,316  2,742,939     40,046   84,730,209

Obligations of
     states and political
     subdivisions                40,590,647      937,758     199,217   41,329,188     9,960,459    349,594          0   10,310,053

Corporate Securities              9,152,685      232,308       3,228    9,381,765

Mortgage-backed securities      336,090,433    3,360,728   2,484,578  336,966,583   225,691,821  3,103,934  1,446,399  227,349,356
                                -----------    ---------   ---------  -----------   -----------  ---------  ---------  -----------
      TOTALS                    556,298,300    9,947,970   2,702,421  563,543,849   317,679,596  6,196,467  1,486,445  322,389,618

Equity securities                25,957,998            0           0   25,957,998    25,843,381          0          0   25,843,381
                                 ----------            -           -   ----------    ----------          -          -   ----------

      TOTALS                    582,256,298    9,947,970   2,702,421  589,501,847   343,522,977  6,196,467  1,486,445  348,232,999
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain/(loss) on
     Available for Sale           7,245,549                                           4,710,022
------------------------------------------------------------------------------------------------------------------------------------
GRAND TOTAL CARRYING VALUE      593,539,767                                         611,891,978
====================================================================================================================================



The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                            Held-to-Maturity             Available-for-Sale
                                         Carrying   Est. Market        Carrying    Est. Market
                                            Value         Value           Value          Value
Due in one year or less                $2,497,911    $2,507,314      $7,644,123     $7,657,876
Due after one through five years        1,430,406     1,477,716       9,839,514     10,526,680
Due after five years through ten years    109,603       118,338     117,716,139    120,696,537
Due after ten years                             0             0      85,008,091     87,696,173
                                    ------------------------------------------------------------
TOTAL                                   4,037,920     4,103,368     220,207,867    226,577,266
Mortgage-backed securities                      0             0     336,090,433    336,966,583
                                    ------------------------------------------------------------
TOTAL                                  $4,037,920    $4,103,368    $556,298,300   $563,543,849


Proceeds from sales of investments in debt securities during 1998, 1997, and 1996 were $85,689,000, $51,916,000 and $12,940,000, respectively. Gross gains of approximately  $2,287,000,  $283,000  and  $32,000  for  1998,  1997  and  1996,
respectively, and gross losses of $297,000 in 1997 and were realized on those sales.

Investment securities with a carrying value of $324,565,708 and $320,953,967 at December 31, 1998 and 1997, respectively, were pledged to collateralize deposits and borrowings.

Pursuant to adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives Instruments and Hedging Activities," in 1998, the Company transferred investment securities having an amortized cost of $216,797,000 and net unrealized gains of $6,952,000 from held-to-maturity to available-for-sale. The Company subsequently sold a portion of those with an amortized cost of $17,424,400, within the same quarter; accordingly, the realized gain of $193,860, net of tax, has been reported as a cumulative effect of a change in accounting principle.

NOTE D: LOANS

Major classifications of loans at December 31 are summarized as follows:

--------------------------------------------------------------------------------
                                                         1998              1997
--------------------------------------------------------------------------------
Real estate mortgages:
     Residential                                $ 314,782,271     $ 278,912,124
     Commercial                                   101,286,004        85,962,156
     Farm                                          12,491,763        10,433,795
Agricultural loans                                 24,143,691        23,894,346
Commercial loans                                  152,822,499       138,066,982
Installment loans to individuals                  301,803,189       298,871,021
Other loans                                         8,705,823         8,886,538
                                               ---------------------------------
                                                  916,035,240       845,026,962
Less: Unearned interest,and deferred
        loan fee and costs, net                     1,184,880        (1,815,105)
Reserve for possible loan losses                  (12,441,255)      (12,433,812)
                                               ---------------------------------
Net loans                                        $904,778,865     $ 830,778,045
================================================================================

The estimated fair value of loans receivable at December 31, 1998 and 1997 was $919,000,000 and $848,000,000, respectively.

Loans to directors and officers or other related parties were approximately $7,336,000 and $5,231,000 at December 31, 1998 and 1997, respectively. During 1998, new loans to such parties amounted to $2,126,000, and repayments amounted to $21,000.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others was $58,825,355, $24,965,011, $12,467,000 at December 31, 1998, 1997, and 1996, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing and included in demand deposits were approximately $427,349, $183,585, and $79,965 at December 31, 1998, 1997 and 1996 respectively.

Changes in the reserve for possible loan losses for the years ended December 31 are summarized below:


----------------------------------------------------------------------------------------
                                             1998              1997              1996
----------------------------------------------------------------------------------------
Balance at the beginning of year     $ 12,433,812      $  8,127,752      $  6,976,385
Reserves on acquired loans                      0         3,547,641                 0
Provision charged to expense            5,122,596         4,480,000         2,897,068
Loans charged off                      (6,096,561)       (4,448,281)       (2,458,651)
Recoveries                                981,408           726,700           712,950
                                   -----------------------------------------------------
Balance at end of year               $ 12,441,255      $ 12,433,812      $  8,127,752
                                   =====================================================

As of December 31, 1998 and 1997, the Company's impaired loans for which specific valuation allowances were recorded were not significant.

NOTE E: PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:
--------------------------------------------------------------------------------
                                                        1998                1997
--------------------------------------------------------------------------------
Land and land improvements                        $ 3,056,589        $ 3,066,610
Bank premises owned                                22,851,189         21,331,006
Equipment                                          18,706,427         16,578,656
                                                  -----------        -----------
Premises and equipment, gross                      44,614,205         40,976,272
Less: Allowance for depreciation                   19,736,423         17,326,993
                                                  -----------        -----------
Premises and equipment,net                        $24,877,782        $23,649,279
                                                  ===========        ===========

NOTE F: INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

----------------------------------------------------------------------------------------
                                                         1998                1997
----------------------------------------------------------------------------------------
Core deposit intangible                           $14,434,507        $ 14,434,507
Goodwill and other intangibles                     52,760,397          52,760,397
Mortgage servicing rights                             406,000                   0
                                                  -----------        ------------
  Intangible assets, gross                         67,600,904          67,194,904
Less: Accumulated amortization                    (13,162,685)         (8,523,149)
                                                  -----------        ------------
  Intangible assets, net                          $54,438,219        $ 58,671,755
========================================================================================

NOTE G: DEPOSITS

Deposits by type at December 31 are as follows:
----------------------------------------------------------------------------------------
                                                         1998                  1997
----------------------------------------------------------------------------------------
Demand                                           $249,863,649        $  202,573,162
Savings                                           506,419,177           492,201,426
Time                                              621,782,752           650,911,370
                                                -------------        --------------
     Total Deposits                            $1,378,065,578        $1,345,685,958
========================================================================================

The estimated fair values of deposits at December 31, 1998 and 1997 were approximately $1,387,000 and $1,348,000, respectively.

At December 31, 1998 and 1997, time certificates of deposit in denominations of $100,000 and greater totaled $91,689,939 and $93,439,246, respectively.

The approximate maturities of time deposits at December 31 are as follows:

----------------------------------------------------------------------------------------
MATURITY                                                 1998                 1997
----------------------------------------------------------------------------------------
One year or less                                 $497,600,234          $472,000,905
One to two years                                   76,588,398           130,873,353
Two to three years                                 26,443,032            29,519,578
Three to four years                                11,840,172            11,468,042
Four to five years                                  8,395,567             6,031,819
Over five years                                       915,549             1,017,673
                                                 ------------          ------------
                                                 $621,782,752          $650,911,370
========================================================================================

NOTE H: BORROWINGS

At December 31, 1998 and 1997, outstanding borrowings were as follows:

----------------------------------------------------------------------------------------
                                                         1998                  1997
----------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased                         $34,700,000           $45,000,000
  Federal Home Loan Bank advances                  30,000,000            80,000,000

Long-term borrowings:
  Federal Home Loan Bank Advances (Current
  portion of $0 and $35,000,000 in 1998 and
  1997, respectively)                              70,000,000            60,000,000
Company obligated mandatorily redeemable
preferred securities of subsidiary trust holding
solely junior subordinated debentures of the
Company, net of unamortized discount of
$189,562 and $196,312, respectively              $164,510,438          $154,803,688
========================================================================================

Federal Home Loan Bank advances are secured by a blanket lien on the Company's residential real estate loan portfolio and mortgage-backed securities portfolio.

Long-Term borrowings at December 31, 1998 have maturity dates as follows:

                                                      WEIGHTED
                                                  AVERAGE RATE               AMOUNT
                                                  ------------         -------------

December 13, 2000                                        5.86%          $15,000,000
December 17, 2002                                        6.20%           10,000,000
February 10, 2003                                        5.52%            5,000,000
January 23, 2008                                         5.44%           10,000,000
January 28, 2008                                         5.48%            5,000,000
January 30, 2008                                         5.27%           20,000,000
February 4, 2008                                         5.45%            5,000,000
January 30, 2027                                         9.75%           29,810,438
                                                  ------------         -------------
                                                         6.84%          $99,810,438
========================================================================================


NOTE I: INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is as follows:


----------------------------------------------------------------------------------------
                                        1998              1997               1996
----------------------------------------------------------------------------------------
Current:
   Federal                       $ 7,889,187       $ 8,071,488        $ 8,909,495
   State                             762,835           996,033          2,591,397
Deferred:
   Federal                           299,246          (174,176)        (1,426,394)
   State                              84,560           (49,218)          (414,179)
                                 -----------       -----------        -----------
Total income taxes               $ 9,035,828       $ 8,844,127        $ 9,660,319
========================================================================================


Components of the net deferred tax asset, included in other assets, as of December 31 are as follows:


----------------------------------------------------------------------------------------
                                                        1998               1997
----------------------------------------------------------------------------------------
Allowance for loan losses                         $3,950,235         $3,630,000
Postretirement and other reserves                    758,068            607,577
Pension                                              309,462            373,735
Amortization of Intangibles                          334,550            279,172
Other                                                641,287            515,036
                                               -----------------------------------------
Total deferred tax asset                          $5,993,602         $5,405,520
                                               -----------------------------------------

Investment securities                              3,248,258          2,186,796
Deferred loan fees                                   996,932            363,034
Depreciation                                         557,393            252,167
                                                  ----------         ----------
Total deferred tax liability                      $4,802,583         $2,801,997
                                                  ----------         ----------
Net deferred tax asset                            $1,191,019         $2,603,523
========================================================================================


The Company has determined that no valuation allowance is necessary as it is more likely than not that deferred tax assets will be realized through carryback of future deductions to taxable income in prior years, future reversals of existing temporary differences and through future taxable income.

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:


----------------------------------------------------------------------------------------
                                                       1998       1997       1996
----------------------------------------------------------------------------------------
Federal statutory income tax rate                     35.0%      35.0%      35.0%
Increase (reduction) in taxes resulting from:
   Tax-exempt interest                                (1.9)      (1.2)      (1.3)
   State income taxes, net of federal benefit          1.9        2.4        5.8
   Other                                               1.5        0.0        1.1
                                                      ----       ----       ----
Effective income tax rate (including tax
 effect of accounting change)                         36.5%      36.2%      40.6%
========================================================================================


NOTE J: LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1998, the Bank had approximately $24,773,000 in undivided profits legally available for the payment of dividends.

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

There are also statutory limits on the transfer of funds to the Company by its banking subsidiary whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company generally are limited in amount to 10% of the Bank's capital and suplus, or 20% in the aggregate. Furthermore, such loans and extensions of credit are required to be collateralized in specific amounts.

NOTE K: BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan covering the majority of its employees and retirees. The Company also provides health and life insurance benefits for eligible retired employees and dependents.

The following table shows the Company's Plans' funded status reconciled with amounts reported in the Company's consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligations:


                                                                        PENSION BENEFITS                   POSTRETIREMENT BENEFITS
                                                                      --------------------              ----------------------------
                                                                      1998               1997               1998               1997
                                                                      ----               ----               ----               ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at thebeginning of year                    $  9,775,164       $  8,893,253      $   2,963,555       $  2,411,418
Service cost                                                       462,548            353,762            101,734            125,779
Interest cost                                                      677,664            631,010            170,270            195,508
Deferred actuarial loss(gain)                                    2,060,111            356,848           (452,500)           366,942
Benefits paid                                                     (492,871)          (459,709)           (89,937)          (136,092)
                                                           -------------------------------------------------------------------------
Benefit obligation at end of year                               12,482,616          9,775,164          2,693,122          2,963,555
-----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                  10,689,215          9,095,755                 --                 --

Actual return of plan assets                                     1,376,137          1,688,816
Company contributions                                              584,520            364,353
Benefits paid                                                     (492,871)          (459,709)
                                                           -------------------------------------------------------------------------
Fair value of plan assets at end of year                        12,157,001         10,689,215                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Funded (unfunded) status                                          (325,615)           914,051         (2,693,122)        (2,963,555)
Unrecognized actuarial loss                                      1,843,675            275,476            116,495            565,264
Unrecognized prior service (benefit) cost                         (263,557)          (278,747)           260,445            279,055
Unrecognized net asset at date of adoption                        (114,530)          (136,778)
Unrecognized portion of net obligation
  at transition                                                                                          863,300            924,500
                                                           -------------------------------------------------------------------------
Prepaid (accrued) benefit cost                                $  1,139,973       $    774,002        ($1,452,882)       ($1,194,736)
====================================================================================================================================
The  decrease in the discount  rate from 7.0% to 6.5%  increased  the  projected benefit  obligation of the pension plan at December 31, 1998 by $1,039,000.  The change from the 1984 Unisex Pensioners mortality table to the 1983 Group Annuity
Mortality Table increases to projected benefit obligation of the pension plan by
$1,021,000.

WEIGHTED-AVERAGE ASSUMPTIONS AS OF  DECEMBER 31
Discount rate                                                        6.50%              7.00%              6.50%               7.25%
Expected return on plan assets                                       9.00%              9.00%
Rate of compensation increase                                        4.00%              4.00%

===================================================================================================================================
For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered  health care  benefits was assumed for 1998.  The rate was assumed to decrease gradually to 4.0% until 2017 and remained at that level thereafter.



                                                                 PENSION BENEFITS                           POSTRETIREMENT
                                                                                                               BENEFITS
                                                             ----------------------                     ----------------------
                                                       1998           1997           1996           1998          1997          1996
                                                  ----------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                    $   462,548    $   353,762    $   281,318    $   101,734   $   125,779   $   111,252
Interest cost                                       677,664        631,010        596,266        170,270       195,508       164,656
Actual return on plan assets                     (1,376,137)    (1,688,816)    (1,134,302)
Net amortization and deferral                       454,474        916,794        507,801
Amortization of prior service cost                                                                18,610        18,610        10,200
Amortization of unrecognized net loss                                                             (3,679)       14,948        16,985
Amortization of transition obligation                                                             61,200        61,200        61,200
                                                   ===========   ===========    ===========   ===========  ===========   ===========
Net periodic benefit cost                       $   218,549    $   212,750    $   251,083    $   348,135   $   416,045   $   364,293
====================================================================================================================================
The defined  benefit  pension plan is authorized to invest up to 10% of the fair value of its total  assets in common stock of  Community  Bank  System,  Inc. At
December  31,  1998  and  1997,   the  plan  holds  35,828  and  41,128  shares,
respectively, of the sponsor company common stock.


Assumed heath care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

----------------------------------------------------------------------------
                                                  1% POINT        1% POINT
                                                  INCREASE        DECREASE
----------------------------------------------------------------------------
Effect on total of service and interest         $   58,088      $   48,525
  cost components
Effect on postretirement benefit obligation     $  451,340      $  383,466
============================================================================

The  Company  also  has an  Employee  Savings  and  Retirement  Plan,  which  is administered by the Trust Department of Community Bank, N. A. The Employee Savings and Retirement Plan included Section 401(k) and Thrift provisions as defined under the Internal Revenue Code. Company contributions to the trust amounted to $425,000, $757,000, and $599,000 in 1998, 1997, and 1996,
respectively.

The Company has deferred compensation agreements with its President and Chief Executive Officer and several former executives and officers whereby monthly payments are to be provided upon retirement over periods ranging from ten to 25 years. Expense recognized during 1998, 1997, and 1996 related to these arrangements amounted to approximately $258,000, $257,000, and $377,000, respectively.

The Company has a Stock Balance Plan for nonemployee directors who have completed six months of service. The Plan is a nonqualified, noncontributory deferred compensation plan. The Plan provides benefits for periods of service prior to January 1, 1996 based on a predetermined formula. Amounts credited to participant accounts for all creditable service after January 1, 1996 are based on performance of the Company's stock. Participants become fully vested after six years of service. Benefits are payable in the form of stock of the Company on the first of the month following the later of a participant's disassociation from the Board or attainment of age 70. In the event of a change in control or other occurrences, as defined, participants have the right to receive a distribution of common stock equal to the number of shares credited to the participant plus the projected number of shares that would have been credited at normal retirement age (70) had the event not occurred. Unrecognized prior service cost of $628,206 is being being amortized over 20 years. Expense related to the Plan recognized in 1998, 1997, and 1996 approximated $190,000, $203,000, and $150,000, respectively. The accrued pension liability was approximately $455,000 and $319,000 at December 31, 1998 and 1997, respectively. The net periodic pension cost was calculated using discount rates of 7.0% and 7.25% for 1998 and 1997, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has long-term, stock-based incentive compensation programs for directors, officers, and key employees including incentive stock options (ISO's), restricted stock awards (RSA's), nonqualified stock options (NQSO's), warrants, retroactive stock appreciation rights, and discounted options. The Company has authorized the grant of options for up to 605,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable at the end of five years of continued employment. Activity in these plans for 1998, 1997, and 1996 was as follows:


-------------------------------------------------------------------------------------------------
                                      Options          Range of          Shares        Weighted
                                  Outstanding            Option     Excersiable         Average
                                                          Price                  Exercise Price
                                                      Per Share                       of Shares
                                                                                    Outstanding
-------------------------------------------------------------------------------------------------
 OUTSTANDING AT DECEMBER 31, 1995     248,480    $6.75  - 19.13         123,500          $11.01
Granted                               177,300    16.00  - 19.13                           17.80
Granted at a discount                  16,000             12.13                           12.13
Exercised/cancelled                  (40,850)     7.75  - 13.13                           11.55
Forfeited                             (3,300)              7.75                            7.75
 OUTSTANDING AT DECEMBER 31, 1996     397,630     6.75  - 19.13         168,460           14.20
Granted                                 5,700             27.25
Exercised/cancelled                 (110,300)     7.50  - 16.125                          11.56
Forfeited                                   0

 OUTSTANDING AT DECEMBER 31, 1997     293,030     5.87  - 19.13         129,765           14.54
Granted                               231,311    31.31  - 34.81
Exercised/cancelled                  (45,573)     8.00  - 33.31                           15.18
Forfeited

 OUTSTANDING AT DECEMBER 31, 1998     478,768   $6.75 - 34.8125         305,261          $25.82
=================================================================================================

The Company granted 8,000 discounted options in 1996 and recognized compensation expense of approximately $13,000. Restricted stock awarded in 1998 and 1997 amounted to 100 and 5,700 shares, respectively. Total expense is based on the market value of the stock at the date of grant and is being accrued over the period the restrictions lapse. Expense in 1998, 1997, and 1996 was $81,241, $145,753, and $92,047,respectively. There were 125,289, 356,000 and 362,300 shares available for future grants or awards under the various programs described above at December 31, 1998, 1997, and 1996, respectively. Directors may elect to defer all or a portion of their director fees until a certain distribution date pursuant to a Deferred Compensation Plan. The administrator has established an account for each participating director and credits to such account the number of shares of Company common stock which would have been purchased with the director fees and shares equal to the amount of dividends which would have been received. On the distribution date, the director shall be entitled to receive either shares of the Company common stock equal to the number of shares accumulated or at the Company's election, cash equal to the fair value of the number of shares accumulated. There were 12,636 shares credited to participant accounts at December 31, 1998 for which a liability of approximately $492,000 was accrued and approximately $122,000 was recognized as expense.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," provides for a fair-value-based method of accounting for stock compensation plans with employees and others. Alternatively, the statement allows that entities may continue to account for stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosure of pro forma amounts reflecting the difference between cost charged to operations pursuant to APB No.25 and compensation cost that would have been charged to operations had SFAS No. 123 been applied. The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans. Application of the fair-value base accounting provision of SFAS No. 123 results in the following pro forma amounts of net income and earnings per share:

------------------------------------------------------------------------------------------
                                              1998              1997                1996
------------------------------------------------------------------------------------------
Net Income:
   As reported                         $15,728,222       $15,561,506         $14,133,044
   Pro forma                            14,005,208        15,372,474          13,699,412
Earnings per share:
   As reported                               $2.08             $2.05               $1.85
   Pro forma basic earnings per share         1.83              2.03                1.79

The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rates by grant ranging from 5.55% to 5.67% during 1998, 5.48% to 7.83% during 1997, and 5.75% during
1996; dividend yields of 3.00% during 1998 and 1997 and 3.95% during 1996; volatility factors of the expected market price of the Company's common stock of 44.06% for 1998, 45.93% for 1997 and 48.21% for 1996; and a weighted-average expected life of the option of 8.27 years for 1998, and 7.18 years for 1997, and
7.13 years for 1996.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the preceding results are not likely to be representative of the effects on reported net income for future years due to additional years of vesting. At December 31, 1998 the weighted average information for outstanding and exercisable shares is as follows:

----------------------------------------------------------------------------------------------------
                               Shares Outstanding                         Shares Exercisable

     Range of             Shares           WEIGHTED AVERAGE                   Weighted Average
     Exercise        Outstanding       Exercise     Remaining            Shares             Exercise
      Price                               Price   Life(years)         Outstanding              Price
----------------------------------------------------------------------------------------------------
 $3.5314 -  $7.0625        2,000        $6.7500           3.0             2,000              $6.7500
 $7.0626 - $10.5938       19,200        $7.4700           3.1            19,200              $7.4740
$10.5939 - $14.1250       48,248       $12.8017           6.3            20,328             $12.8298
$14.1251 - $17.6563       85,670       $15.6030           6.3            45,141             $15.4753
$17.6564 - $21.1875       92,876       $19.1250           8.0            48,613             $19.1250
$24.7189 - $28.2500        2,100       $27.2500           8.5                 0              $0.0000
$28.2501 - $31.7813       82,328       $31.3125           9.0            23,733             $31.3125
$31.7814 - $35.3125      146,346       $34.8128          13.5           146,246             $34.8125
                     -------------------------------------------------------------------------------

Total/Average            478,768       $24.2653           9.2           305,261             $25.8154
====================================================================================================

NOTE M:  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:


-------------------------------------------------------------------------------------------
                                                  INCOME            SHARES    PER SHARE
                                                                                 AMOUNT
-------------------------------------------------------------------------------------------
1998   NET INCOME                           $ 15,728,223

       BASIC EPS                              15,728,223         7,544,938     $   2.08

       EFFECT OF DILUTIVE SECURITIES:
         STOCK OPTIONS                                 0           125,773
                                                       -           -------
         DILUTED EPS                        $ 15,728,223         7,670,711     $   2.05
===========================================================================================
1997   Net Income                           $ 15,561,506
       Less: Preferred stock dividends          (78,750)
                                                -------
       Basic EPS                              15,482,756         7,537,043     $   2.05
       Effect of diluitve securities:
         Stock options                                 0           139,283
                                                       -           -------
         Diluted EPS                        $ 15,482,756         7,676,326     $   2.02
===========================================================================================
 1996   Net Income                          $ 14,133,044
       Less: Preferred stock dividends         (405,000)
                                               --------
       Basic EPS                              13,728,044         7,407,212     $   1.85
       Effect of diluitve securities:
         Stock options                                 0            75,306
                                                       -            ------
         Diluted EPS                        $ 13,728,044         7,482,518     $   1.83
===========================================================================================


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

------------------------------------------------------------------
                                          1998             1997
------------------------------------------------------------------
Financial instruments whose
contract amounts represent
credit risk at December 31:
   Letters of Credit                $3,745,000       $2,427,000

   Commitments to make or
   purchase loans or to extend
   credit on lines of credit       176,857,000      157,931,000

                                   -------------- ----------------
        Total                     $180,602,000     $160,358,000
==================================================================
The fair value of these financial instruments is not significant.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include residential real estate, income-producing commercial properties, and personal property. The Company has unused lines of credit totaling $73,859,534 and $43,486,000 at December 31, 1998 and 1997, respectively. The Company has additional unused borrowing capacity through collateralized transactions with the Federal Home Loan Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 1998 was $19,717,000 of which

$2,000,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $17,717,000 was represented by cash on hand.

NOTE O:  LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $1,132,000, $913,306 and $740,398 in 1998, 1997 and 1996, respectively. The future minimum rental commitments as of December 31, 1998 for all noncancelleable operating leases are as follows:

Years ending
December 31:

====================================

1999                     $822,974
2000                      744,945
2001                      648,894
2002                      492,721
2003                      490,721
Thereafter             $2,195,264
====================================

NOTE P:  REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Bank meets all capital adequacy requirements to which it is subject and is "well capitalized" under the regulatory framework of prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.



                                                                              To Be Well
                                                                          Capitalized Under
                                                        For Capital       Prompt Corrective
                                       Actual        Adequacy Purposes    Action Provisions
--------------------------------------------------------------------------------------------
                                  AMOUNT     RATIO      AMOUNT   RATIO     AMOUNT     RATIO
--------------------------------------------------------------------------------------------
As of December 31,1998:
Total Core Capital
     (to Risk Weighted Assets)   $103,693    10.49%     $80,321    8%     $100,402    10%
Tier I Capital
    (to Risk Weighted Assets)     $91,252     9.24%     $40,161    4%      $60,241     6%
Tier I Capital
    (to Average Assets)           $91,252     5.71%     $63,889    4%      $79,861     5%

As of December 31,1997:
Total Core Capital
     (to Risk Weighted Assets)    $98,001    10.55%     $74,469    8%      $93,087    10%
Tier I Capital
    (to Risk Weighted Assets)     $86,365     9.30%     $37,235    4%      $55,852     6%
Tier I Capital
    (to Average Assets)           $86,365     5.67%     $60,892    4%      $76,115     5%


NOTE Q:  PARENT COMPANY STATEMENTS

--------------------------------------------------------------------------------
                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                        YEARS ENDED DECEMBER 31,
                                                        1998                1997
--------------------------------------------------------------------------------
Assets:

    Cash and cash equivalents                   $  1,952,603        $    873,416
    Investment securities                            641,846             527,229
    Investment in and advances
        to subsidiaries                          158,467,480         148,623,329
    Other assets                                     278,795           1,514,286
                                                 -----------         -----------
      Total assets                              $161,340,724        $151,538,260
================================================================================

Liabilities:
    Due to subsidiary                           $  7,360,338
    Accrued interest and other liabilities         3,076,480        $  2,800,853
    Borrowings                                    30,738,438          30,725,424
Shareholders' equity                             120,165,468         118,011,983
                                                ------------        ------------
      Total liabilities and
        shareholders' equity                    $161,340,724        $151,538,260
================================================================================




                            CONDENSED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                        1998           1997           1996
---------------------------------------------------------------------------------------------
Dividends from subsidiaries                      $11,462,202    $ 7,646,993    $ 5,521,520
Interest on investments and deposits                  40,000         50,368         20,006
Gain on sale of assets                               150,000              0              0
                                                 -----------    -----------    -----------
        Total revenues                            11,652,202      7,697,361      5,541,526
                                                 -----------    -----------    -----------
Expenses:
Interest on long term notes and debentures         3,022,485      2,753,370              0
Other Expenses                                         2,750          2,250          2,005
                                                 -----------    -----------    -----------
        Total expenses                             3,025,235      2,755,620          2,005
                                                 -----------    -----------    -----------
Income before tax benefit
and equity in undistributed net
income of subsidiaries                             8,626,967      4,941,741      5,539,521
Income tax benefit                                 1,034,861        980,331              0
                                                 -----------    -----------    -----------
Income before equity in
undistributed net income
subsidiaries                                       9,661,828      5,922,072      5,539,521

Equity in undistributed net income:
   Subsidiary banks                                6,066,395      9,639,434      8,593,523
                                                  -----------   -----------    -----------
Net Income                                       $15,728,223    $15,561,506    $14,133,044
=============================================================================================



On February 3, 1997, the Company formed a subsidiary business trust, Community Capital Trust I (Trust), for the purpose of issuing preferred securities which qualify as Tier I capital (see Note P). Concurrent with its formation, the Trust issued $30,000,000 of 9.75% preferred securities in an exempt offering. The preferred securities are non-voting, mandatorily redeemable in 2027, and guaranteed by the Company. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company. The costs related to the issuance of these securities are capitalized and amortized over the life of the period to redemption on a straight-line basis. Net proceeds were used to repurchase the 45,000 shares of preferred stock outstanding from a 1995 offering and for other corporate purposes. The preferred stock was repurchased at a value of $104 per share plus accrued dividends on the date the Trust was formed.



NOTE Q:  PARENT COMPANY STATEMENTS  (CONTINUED)

-------------------------------------------------------------------------------------------------------------
                                      STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash, Cash Equivalents, and Noncash Activities

                                                                        YEARS ENDED DECEMBER 31,
                                                              1998                1997                1996
-------------------------------------------------------------------------------------------------------------
       OPERATING ACTIVITIES:
    Net income                                        $ 15,728,223        $ 15,561,506        $ 14,133,044
    Adjustments toreconcile
      net income to net cash
      provided by operating activities:
     Equity in undistributed
          net income
          of subsidiaries                               (6,066,395)         (9,639,435)         (8,593,523)
      Net change other assets
          and accrued liabilities                         (237,012)            240,777              14,840
-------------------------------------------------------------------------------------------------------------
Net Cash Provided By
  Operating Activities                                   9,424,816           6,162,848           5,554,361
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of available for
    sale investment securities                            (114,617)            (27,229)           (502,812)
  Sale of available for sale
    investment securities                                                                          322,154
  Capital contributions
    to subsidiaries                                       (602,264)        (27,374,880)           (378,334)
-------------------------------------------------------------------------------------------------------------
Net Cash Used By
  Investing Activities                                    (716,881)        (27,402,109)           (558,992)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net change in loans
    to subsidiaries                                      7,360,338            (500,000)            500,000
  Proceeds from issuance of junior
    subordinated debentures to subsidiary                                   30,719,236
  Issuance (retirement)of common
    and preferred stock                                    474,450          (3,451,047)            457,143
  Repurchase of treasury stock                          (9,151,956)
  Cash dividends                                        (6,311,580)         (5,745,135)         (5,390,271)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used)
  By Financing Activities                               (7,628,748)         21,023,054          (4,433,128)
-------------------------------------------------------------------------------------------------------------
CHANGE IN CASH
  AND CASH EQUIVALENTS:                                  1,079,187            (216,207)            562,241
     Cash and cash equivalents at beginning of
     year                                                  873,416           1,089,623             527,382
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
OF YEAR                                               $  1,952,603        $    873,416        $  1,089,623
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash Paid For Interest                                $  3,022,485        $  1,497,175        $          0
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF
NONCASH FINANCING ACTIVITIES:
      Dividends declared and unpaid                   $  1,678,184        $  1,517,262        $  1,345,393
=============================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

On February 21, 1995, the Company adopted a Stockholder Protection Rights Agreement and declared a dividend of one right for each outstanding share of common stock. The rights can only be exercised when an individual or group has acquired or attempts to acquire 15% or more of the Company's common stock, if such action the Board of Directors believes is not in the best interest of the stockholders. Each right then entitles the holder to acquire common stock having a market value equivalent to two times the state exercise price. The rights expire in February 2005 and may be redeemed by the Company in whole at a price of $.01 per right.

                                          PRICEWATERHOUSE COOPERS LLP
                                          One Lincoln Center
                                          Syracuse, NY 13202-9972
                                          Telephone (315) 474 8541
                                          Facsimile (315) 473 1385
Report of Independent Accountants




To the Board of Directors and Shareholders
Community Bank System, Inc.
Dewitt, New York

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principals. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Pricewaterhouse Coopers LLP

Syracuse, New York
January 30, 1999

                   TWO YEAR SELECTED QUARTERLY DATA

1998 RESULTS                1ST       2ND      3RD        4TH
(Dollars in             QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
Thousands)

Net interest income     $16,169   $15,922   $16,513   $15,791   $64,395
Provision for loan
losses                    1,371     1,303     1,177     1,272     5,123
                        --------- --------- --------- --------- ---------
Net interest income
after provision for
loan losses              14,798    14,619    15,336    14,519    59,272

Total other income        3,681     4,683     4,392     4,476    17,232

Total other expense      12,662    13,166    12,988    13,058    51,874
                        --------- --------- --------- --------- ---------
Income before
income taxes              5,817     6,136     6,740     5,937    24,630
Income taxes              2,129     2,234     2,374     2,165     8,902
                        --------- --------- --------  --------- ---------
Net income               $3,688    $3,902    $4,366    $3,772    $15,728
                        ========= ========= ========= ========= =========

Earnings per share
- Basic                   $0.49     $0.51     $0.57     $0.53     $2.08
Earnings per share
- Diluted                 $0.48     $0.50     $0.56     $0.51     $2.05
=========================================================================

1997 RESULTS                1st       2nd       3rd       4th
(Dollars in             QUARTER   QUARTER   QUARTER   QUARTER     TOTAL

Thousands)

Net interest income     $14,370   $14,585   $16,813   $17,108   $62,876
Provision for loan
losses                      730       850     1,235     1,665     4,480
                        --------- --------- --------- --------- ---------
Net interest income
after provision for
loan losses              13,640    13,735    15,578    15,443    58,396

Total other income        2,326     2,530     3,403     3,549    11,808

Total other expense      10,179    10,426    12,287    12,906    45,798
                        --------- --------- --------  --------- ---------
Income before
income taxes              5,787     5,839     6,694     6,086    24,406
Income taxes              2,122     2,171     2,459     2,092     8,844
                        --------- --------- --------  --------- ---------
Net income               $3,665    $3,668    $4,235    $3,994   $15,562
                        ========= ========= ========= ========= =========

Earnings per share
- Basic                   $0.48     $0.49     $0.56     $0.53     $2.05
Earnings per share
- Diluted                 $0.47     $0.48     $0.55     $0.52      2.02
=========================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

None

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information concerning directors of the Company required by this Item 10 is incorporated herein by reference to the section entitled "Nominees for Director and Directors Continuing in Office" in the Company's Proxy Statement. The information concerning executive officers of the Company required by this Item 10 is incorporated herein by reference to Item 4A of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item 12 is incorporated herein by reference to the section entitled "Nominees for Director and Directors Continuing in Office" in the Company's Proxy Statement. The Company is not aware of any persons who benefically own 5% or more of the issued and outstanding shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item 13 is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's Proxy Statement.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

A.  Documents Filed

   1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

      - Consolidated Statements of Condition --
        December 31, 1998 and 1997

      - Consolidated Statements of Income --
        Years ended December 31, 1998, 1997, and 1996

      - Consolidated Statements of Changes in Shareholders' Equity -- Years ended December 31, 1998, 1997, and 1996

      - Consolidated Statement of Cash Flows --
        Years ended December 31, 1998, 1997, and 1996

      - Notes to Consolidated Financial Statements --
        December 31, 1998

      - Auditor's report

      - Quarterly selected data --
        Years ended December 31, 1998 and 1997 (unaudited)

   2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

   3. Listing of Exhibits

     Exhibit No.                     Exhibit
     -----------                     -------
         21               List of the Company's subsidiaries

         27               Financial Date Schedule


B. Reports on Form 8-K

The Company filed with the Securities and Exchange Commission on October 1, 1998 a Current Report on Form 8-K to report the announcement of its stock repurchase program.

C. See Exhibit 14(a)(3) above.

D. See Exhibit 14(a)(2) above

                              SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:  /S/ SANFORD A. BELDEN
   -------------------------
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 17, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March 1999.

         NAME

/S/ JAMES A. GABRIEL
--------------------
James A. Gabriel, Director
Chairman of the Board of Directors
and Director

/S/ DAVID G. WALLACE
--------------------
David G. Wallace
Treasurer

Directors:

/S/ JOHN M. BURGESS
-------------------
John M. Burgess,  Director

/S/ RICHARD C. CUMMINGS
-----------------------
Richard C. Cummings, Director

/S/ WILLIAM M. DEMPSEY
----------------------
William M. Dempsey, Director

/S/ NICHOLAS A. DICERBO
-----------------------
Nicholas A. DiCerbo, Director

/S/ LEE T. HIRSCHEY
-------------------
Lee T. Hirschey, Director

/S/ DAVID C. PATTERSON
----------------------
David C. Patterson, Director

/S/ WILLIAM N. SLOAN
--------------------
William N. Sloan, Director

                                                  Exhibit  21
                                                  -----------
                          Subsidiaries of the Company

               Name                           Jurisdiction of Incorporation

Community Bank N.A.                                     New York
Community Capital Trust I                               Delware
Community Financial Services, Inc.                      New York
Benefit Plans Administrative Services, Inc.             New York
CBNA Treasury Management Corporation                    Delaware