Form 10-Q
period 1999-03-31
COMMUNITY BANK SYSTEM INC
filed 1999-05-14
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the three months ended March 31, 1999


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 7, 1999 the registrant had outstanding 7,214,329 shares of its common stock without par valve.

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.   Information

     Item 1. Financial Statements (Unaudited)

             Consolidated balance sheets --
             March 31, 1999, December 31, 1998 and March 31, 1998

             Consolidated statements of income --
             Three months ended March 31, 1999 and 1998

             Consolidated statements of cash flows --
             Three months ended March 31, 1999,  and 1998

             Consolidated statements of comprehensive income --
             Three months ended March 31, 1999 and 1998


     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Part II.  Other Information

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Securities Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K



COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
                                                                     March 31,   December 31,      March 31,
                                                                          1999           1998           1998
-------------------------------------------------------------------------------------------------------------

ASSETS
    Cash and due from banks                                        $56,591,562    $78,893,438    $64,686,762
    Federal funds sold                                                       0              0      1,600,000
-------------------------------------------------------------------------------------------------------------
                              TOTAL CASH AND CASH EQUIVALENTS       56,591,562     78,893,438     66,286,762

    Investment securities
       U.S. Treasury                                                 2,996,258      2,994,897      2,992,493
       U.S. Government agencies and corporations                   165,697,013    167,469,638    227,910,659
       States and political subdivisions                            85,759,689     44,628,567     21,768,260
       Mortgage-backed securities                                  298,555,688    336,090,432    370,726,156
       Federal Reserve Bank                                          2,173,950      2,173,950      2,173,950
       Other securities                                             38,298,734     32,936,733     26,835,107
                                                              -----------------------------------------------
            Investment securities at cost                          593,481,332    586,294,217    652,406,625
       Market value adjustment on available for sale                 5,935,989      7,245,550      3,741,491
       securities
-------------------------------------------------------------------------------------------------------------
                                  TOTAL INVESTMENT SECURITIES      599,417,321    593,539,767    656,148,116

    Loans                                                          918,038,990    918,527,226    857,869,463
      Less: Unearned discount                                        1,135,082      1,307,106      2,310,242
                Reserve for possible loan losses                    12,593,682     12,441,255     12,433,894
-------------------------------------------------------------------------------------------------------------
                                                    NET LOANS      904,310,226    904,778,865    843,125,327

    Bank premises and equipment                                     24,512,141     24,877,782     24,116,529
    Accrued interest receivable                                     13,293,285     12,375,334     13,544,060
    Intangible assets                                               53,373,796     54,438,219     57,502,891
    Other assets                                                     7,399,370     11,785,296     14,844,107
-------------------------------------------------------------------------------------------------------------
                                                 TOTAL ASSETS   $1,658,897,701 $1,680,688,701 $1,675,567,792
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                         $229,271,885   $249,863,649   $197,455,823
      Interest bearing                                           1,140,640,068  1,128,201,929  1,198,849,976
-------------------------------------------------------------------------------------------------------------
                                               TOTAL DEPOSITS    1,369,911,953  1,378,065,578  1,396,305,799
    Federal funds purchased                                         26,200,000     34,700,000              0
    Term borrowings                                                 95,000,000    100,000,000    111,000,000
    Company obligated mandatorily redeemable preferred
      securities of subsidiary, Community Capital Trust I holding
      solely junior subordinated debentures of the company          29,812,125     29,810,438     29,805,375
    Accrued interest and other liabilities                          17,455,496     17,947,217     18,654,322
-------------------------------------------------------------------------------------------------------------
                                            TOTAL LIABILITIES    1,538,379,574  1,560,523,233  1,555,765,496
-------------------------------------------------------------------------------------------------------------
Shareholders' equity:
       Common stock (7,262,829; 7,296,453; 7,602,968 shares          7,639,429      7,623,053      7,602,968
          outstanding)
       Surplus                                                      33,245,970     32,842,772     32,560,730
       Undivided profits                                            86,608,852     84,591,247     77,502,669
       Accumulated other comprehensive income                        3,511,137      4,285,743      2,213,092
       Treasury stock (376,600; 326,000 shares)                   (10,464,675)    (9,151,956)              0
       Shares issued under employee stock plan - unearned             (22,586)       (25,391)       (77,163)
-------------------------------------------------------------------------------------------------------------

                                   TOTAL SHAREHOLDERS' EQUITY      120,518,127    120,165,468    119,802,296
-------------------------------------------------------------------------------------------------------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,658,897,701 $1,680,688,701 $1,675,567,792
=============================================================================================================

See notes to consolidated financial statements.



COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   1999             1998
---------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                                                $20,249,179      $19,839,103
  Interest and dividends on investments:
     U.S. Treasury                                                               67,556           66,949
     U.S. Government agencies and corporations                                3,220,327        4,555,845
     States and political subdivisions                                          825,083          290,246
     Mortgage-backed securities                                               4,076,979        5,585,751
     Other securities                                                           541,198          484,064
  Interest on federal funds sold                                                      0           67,529
  Interest on deposits at other banks                                               421              492
---------------------------------------------------------------------------------------------------------
                                   Total interest income                     28,980,743       30,889,979
---------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits
     Savings                                                                  2,764,916        3,127,611
     Time                                                                     7,905,181        9,311,924
  Interest on federal funds purchased and
      term borrowings                                                         1,705,978        1,548,985
  Interest on mandatorily redeemable capital
     securities of subsidiary                                                   732,937          732,938
---------------------------------------------------------------------------------------------------------
                                   Total interest expense                    13,109,012       14,721,458
---------------------------------------------------------------------------------------------------------
                                   Net interest income                       15,871,731       16,168,521
Less:  Provision for possible loan losses                                     1,168,604        1,371,000
---------------------------------------------------------------------------------------------------------
      Net Interest income after provision for loan losses                    14,703,127       14,797,521
---------------------------------------------------------------------------------------------------------
Other income:
  Fiduciary and investment services                                             698,054          470,523
  Service charges on deposit accounts                                         1,579,388        1,397,701
  Commissions on investment products                                            323,913          250,423
  Other service charges, commissions and fees                                 1,032,513          977,172
  Other operating  income                                                       192,695          321,371
  Investment security gains (losses)                                            276,642          266,145
---------------------------------------------------------------------------------------------------------
                                   Total other income                         4,103,205        3,683,335
---------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and employee benefits                                              6,585,205        6,443,718
  Occupancy expense, net                                                      1,057,636        1,071,072
  Equipment and furniture expense                                               895,776          801,842
  Amortization of intangible assets                                           1,157,923        1,168,864
  Other                                                                       3,522,550        3,178,644
---------------------------------------------------------------------------------------------------------
                                   Total other expenses                      13,219,090       12,664,140
---------------------------------------------------------------------------------------------------------
Income before income taxes                                                    5,587,242        5,816,716
Income taxes                                                                  1,899,187        2,129,000
---------------------------------------------------------------------------------------------------------
                                               NET INCOME                    $3,688,055       $3,687,716
=========================================================================================================
                               Earnings per share - Basic                         $0.51            $0.49
                                                - Diluted                         $0.50            $0.48
=========================================================================================================

See notes to consolidated financial statements.


COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Three Months Ended March 31, 1999 and 1998
                                                                              1999                1998
-------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                        $    3,688,055     $     3,687,716
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                         247,408             665,616
      Amortization of intangible assets                                  1,157,923           1,168,864
      Net amortization of security premiums and discounts                1,699,180           1,075,442
      Amortization of discount on loans                                  (172,024)                   0
      Provision for loan losses                                          1,168,604           1,371,000
      Provision for deferred taxes                                       1,622,172            (99,961)
      (Gain)/Loss on sale of investment securities                       (276,642)           (266,145)
      (Gain)/Loss on sale of loans and other assets                       (98,728)           (154,181)
      Change in interest receivable                                      (917,951)           (151,242)
      Change in other assets and other liabilities                       3,059,561           2,335,750
      Change in unearned loan fees and costs                             (314,034)           (200,321)
-------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                          10,863,524           9,432,538
-------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                           4,616,500          10,923,567
  Proceeds from maturities of held to maturity investment securities       657,496          11,041,165
  Proceeds from maturities of available for sale investment securities  46,665,041          10,920,596
  Purchases of held to maturity investment securities                    (666,049)           (522,769)
  Purchases of available for sale investment securities               (59,882,641)        (78,396,525)
  Net change in loans outstanding                                        (119,642)        (13,488,611)
  Capital expenditures                                                   (191,059)         (1,008,035)
  Proceeds from sales of property and equipment                            313,755                   0
  Mortgage servicing rights                                               (93,500)                   0
-------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                             (8,700,100)        (60,530,612)
-------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts    (5,920,198)          11,020,805
  Net change in certificates of deposit                                (2,233,427)          39,599,035
  Net change in federal funds purchased                                (8,500,000)        (45,000,000)
  Net change in term borrowings                                        (5,000,000)          31,000,000
  Issuance (retirement) of common and preferred stock                      179,228             175,855
  Treasury stock purchased                                             (1,312,719)                   0
  Cash dividends                                                       (1,678,184)         (1,517,262)
-------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                        (24,465,300)          35,278,433
-------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                   (22,301,876)        (15,819,641)
  Cash and cash equivalents at beginning of year                        78,893,438          82,106,403
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              56,591,562          66,286,762
=======================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $13,388,354         $12,251,164
=======================================================================================================
Cash paid for income taxes                                                $277,015            $133,277
=======================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                           1,670,450           $1,520,574

Gross change in unrealized gains and (losses) on
  available-for-sale securities                                        (1,309,561)          $3,095,590
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.




COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For Three Months Ended March 31, 1999 and 1998
                                                                                1999            1998
-----------------------------------------------------------------------------------------------------
Other comprehensive income, before tax:
   Unrealized gains on securities:

      Change in unrealized holding gains arising during period       $   (1,032,920)  $    3,361,766

      Less:  Reclassification adjustment for gains included in
                 net income                                                (276,642)       (266,145)
-----------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                   (1,309,562)       3,095,621
Income tax expense related to items of other comprehensive income            534,956     (1,264,561)
-----------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                     (774,606)       1,831,060

Plus:  Net income                                                          3,688,055       3,687,716
-----------------------------------------------------------------------------------------------------

Comprehensive income                                                 $     2,913,449  $    5,518,776
=====================================================================================================

See notes to consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 1999

Note A -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     On January 29, 1997, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust I, a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on March 31, 1999 were $30,740,125 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income as displayed in the Statement of Comprehensive Income.

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company elected to reclassify $212,735,000 of its held-to-maturity securities as available-for-sale upon adoption of FAS 133.

Note B -- Earnings Per Share

     Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 1999 and 1998:


------------------------------------------------------------------------------------------------
                                         Income         Shares          Per Share Amount
------------------------------------------------------------------------------------------------
Net Income for Three Months Ended
 March 31, 1999                           3,688,055


         Basic EPS                        3,688,055      7,285,839           $   0.51

         Effect of diluted securities:
             Stock options                        0         97,669
                                      -----------------------------

               DILUTED EPS               $3,688,055      7,383,508           $   0.50

==========================================================================================


------------------------------------------------------------------------------------------------
                                         Income         Shares                Per Share Amount
------------------------------------------------------------------------------------------------

Net Income for Three Months Ended
 March 31, 1998                           3,687,716

         Basic EPS                        3,687,716      7,598,054         $   0.49

         Effect of diluted securities:
             Stock options                        0        144,888
                                      -----------------------------

               DILUTED EPS               $3,687,716      7,742,942         $   0.48

==========================================================================================


Part 1.   Financial Information

Item 1. Financial Statements

     The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 1999 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through December 31, 1998 as provided by the Federal Reserve System; the peer group is comprised of 152 bank holding companies having $1 to $3 billion in assets.


                                                     COMMUNITY BANK SYSTEM, INC.
                                                        SUMMARY OF OPERATIONS
                                                  EARNINGS AND BALANCE SHEET RECAP
                                          1ST QUARTER 1999 AND 4TH QUARTER 1998 COMPARISONS

000s Omitted                                 Three Months Ended March 31,                       Three Months Ended,
Line -----------                                             Change     Change      Mar 31,      Dec 31,         Change  Change
 No.  Earnings                        1999        1998       Amount     Percent        1999         1998         Amount  Percent
 --- -----------                    -------     -------     -------     -------     -------      -------        -------  -------

  1 Net interest income         $    15,872 $    16,169       ($297)      -1.8%    $  15,872  $    15,791   $        81     0.5%

  2 Loan loss provision               1,169       1,371        (202)     -14.7%        1,169        1,272          (103)   -8.1%

  3 Net interest income after        14,703      14,798         (95)      -0.6%       14,703       14,519           184     1.3%
    provision for loan losses

  4 Investment security
    gain (loss)                         277         266          11         --           277          561          (284)     --

  5 Other income                      3,826       3,417         409       12.0%        3,826        3,915           (89)   -2.3%

  6 Other expense                    12,061      11,495         566        4.9%       12,061       11,907           154     1.3%

  7 Intangible amortization           1,158       1,169         (11)      -0.9%        1,158        1,151             7     0.6%

  8 Income before tax                 5,587       5,817        (230)      -4.0%        5,587        5,937          (350)   -5.9%

 9a Income tax                        1,899       2,129        (230)     -10.8%        1,899        2,165          (266)  -12.3%

 10 Net income                  $     3,688 $     3,688 $         0        0.0%  $     3,688  $     3,772           (84)   -2.2%

    Earnings per share
11a Basic                       $      0.51 $      0.49 $      0.02        4.1%  $      0.51  $      0.51   $      0.00     0.0%
11b Diluted                     $      0.50 $      0.48 $      0.02        4.2%  $      0.50  $      0.51       ($ 0.01)   -2.0%
                                =========== =========== ===========       ======   ===========  ===========   ===========   ===

      ----------------------
      Balances At Period End
      ----------------------

 12 Loans                       $   916,904 $   855,559 $    61,345        7.2%  $   916,904  $   917,220        ($ 316)    0.0%

 13 Investments (excl. mkt val adj) 593,481     652,407     (58,925)      -9.0%      593,481      586,294         7,187     1.2%

 14 Earning assets                1,510,445   1,509,601         844        0.1%    1,510,445    1,503,549         6,896     0.5%

 15 Loan loss reserve                12,594      12,434         160        1.3%       12,594       12,441           153     1.2%

 16 Intangible assets                53,374      57,503      (4,129)      -7.2%       53,374       54,438        (1,064)   -2.0%

 17 Total assets                  1,658,898   1,675,568     (16,670)      -1.0%    1,658,898    1,680,689       (21,791)   -1.3%

 18 Deposits                      1,369,912   1,396,306     (26,394)      -1.9%    1,369,912    1,378,066        (8,154)   -0.6%

 19 Borrowings                      151,012     140,805      10,207        7.2%      151,012      164,510       (13,498)   -8.2%

 20 Total equity                $   120,518 $   119,803 $       715        0.6%  $   120,518  $   120,165   $       353     0.3%




                                                     COMMUNITY BANK SYSTEM, INC.
                                                        SUMMARY OF OPERATIONS
                                                           KEY RATIO RECAP
                                          1ST QUARTER 1999 AND 4TH QUARTER 1998 COMPARISONS







000s Omitted
                                               Three Months Ended March 31,                 Three Months Ended,
Line  -------------                                         Change           Change  Mar 31,     Dec 31,    Change            Change
No.   Profitability                      1999      1998     Amount          Percent     1999        1998    Amount           Percent
      -------------                    -------   -------   -------          -------  -------     -------   -------           -------

 21 Return on assets                     0.90%     0.91%     (0.01) %pts.--             0.90%       0.90%    (0.00) %pts.--
 22 Return on equity                    12.36%    12.54%     (0.18) %pts.--            12.36%      12.32%     0.04  %pts.--
 23 Cash earnings per share (dilute)    $0.59     $0.57      $0.02              3.5%    $0.59      $0.60    ($0.01)            -1.3%
 24 Tangible return on assets            1.06%     1.08%     (0.02) %pts.--             1.06%       1.06%     0.00  %pts.--
 25 Tangible return on equity           14.66%    14.89%     (0.23) %pts.--            14.66%      14.54%     0.12  %pts.--

 26 Net interest margin                  4.38%     4.45%     (0.07) %pts.--             4.38%       4.25%     0.13  %pts.--

 27 Non interest income/                 19.0%     19.0%       0.0  %pts.--             19.0%       21.5%     (2.5) %pts.--
     operating income (excl.
     nonrecurring items)
 28 Efficiency ratio
     (excl. nonrecurring items           59.0%     58.2%       0.8  %pts.--             59.0%       57.6%      1.4  %pts.--
      & intangible amortization)

      -------
      Capital
      -------

 29 Tier I leverage ratio                5.81%     5.65%      0.16  %pts.--             5.81%       5.71%     0.10  %pts.--

    Common shares outstanding
 30a Weighted average                   7,384     7,743       (359)            -4.6%   7,384       7,463       (79)            -1.1%
 30b Period end                         7,263     7,602       (339)            -4.5%   7,263       7,296       (33)            -0.5%

 31 Cash dividends declared
     per common share                   $0.23     $0.20      $0.03             15.0%   $0.23       $0.23     $0.00              0.0%

 32 Common stock                       $23.81    $34.00    ($10.19)           -30.0%  $23.81      $29.31    ($5.50)           -18.8%

33a Book value                         $16.59    $15.76      $0.83              5.3%  $16.59      $16.47     $0.12              0.8%
33b Tangible book value                 $9.24     $8.18      $1.06             13.0%   $9.24       $9.01     $0.23              2.6%

      --------------------
      Asset Quality Ratios
      --------------------

 34 Loan loss reserve /
    loans outstanding                    1.37%     1.45%     (0.08) %pts.--             1.37%       1.36%     0.01 %pts. --

 35 Nonperforming loans /
    loans outstanding                    0.49%     0.48%      0.01  %pts.--             0.49%       0.43%     0.06  %pts.--

 36 Loan loss reserve /
    nonperforming loans                   282%      303%       (21) %pts.--              282%        312%      (30) %pts.--

 37 Net charge-offs /
    average loans                        0.45%     0.65%     (0.20) %pts.--             0.45%       0.55%    (0.10) %pts.--

 38 Loan loss provision /
    net charge-offs                       115%      100%        15  %pts.--              115%        100%       15  %pts.--

 39 Nonperforming assets /
    loans outstanding + OREO             0.60%     0.58%      0.02  %pts.--             0.60%       0.56%     0.04  %pts.--





                                                     COMMUNITY BANK SYSTEM, INC.
                                                        SUMMARY OF OPERATIONS
                                                           KEY RATIO RECAP
                                          1ST QUARTER 1999 AND 4TH QUARTER 1998 COMPARISONS




000s Omitted
                                                Three Months Ended March 31,                    Three Months Ended,
Line  ------------------------                               Change        Change     Mar 31,    Dec 31,    Change          Change
No.   Asset Quality Components         1999         1998     Amount       Percent       1999        1998    Amount         Percent
      ------------------------       -------       -------  -------       -------     -------    -------    -------        -------

 40 Nonaccruing loans                $2,751       $2,532       $219           8.6%    $2,751      $2,473      $278            11.2%

 41 90+ days delinquent               1,709        1,578        131           8.3%     1,709       1,513       196            13.0%

 42 Tot nonperforming loans          $4,460       $4,110       $350           8.5%    $4,460      $3,986      $474            11.9%

 43 Troubled debt restructurings        156           88         68          ------      156         134        22            16.4%

 44 Other real estate                   935          870         65           7.5%       935       1,182      -247           -20.9%
 45 Tot nonperforming assets         $5,551       $5,068       $483           9.5%    $5,551      $5,302      $249             4.7%

      ---------------------------------
      Components of Net Interest Margin
      ---------------------------------

 46 Loan yield                         8.97%        9.47%     (0.50)%pts. ---           8.97%       9.23%    (0.26)%pts. ---
 47 Investment yield                   6.26%        7.11%     (0.85)%pts. ---           6.26%       5.81%     0.45 %pts. ---

 48 Earning asset yield                7.91%        8.46%     (0.55)%pts. ---           7.91%       7.90%     0.01 %pts. ---

 49 Interest bearing deposits rate     3.80%        4.30%     (0.50)%pts. ---           3.80%       3.98%    (0.18)%pts. ---
 50 Borrowed funds rate                6.15%       6.77%      (0.62)%pts. ---           6.15%       6.44%    (0.29)%pts. ---

 51 Cost of all interest bearing funds 4.09%        4.56%     (0.47)%pts. ---           4.09%       4.24%    (0.15)%pts. ---

 52 Cost of funds (includes DDA)       3.48%        3.95%     (0.47)%pts. ---           3.48%       3.60%    (0.12)%pts. ---
 53 Cost of funds / earning assets     3.53%        4.01%     (0.48)%pts. ---           3.53%       3.65%    (0.12)%pts. ---

 54 Net interest margin                4.38%        4.45%     (0.07)%pts. ---           4.38%       4.25%     0.13 %pts. ---

 55 Full tax equivalent adjustment     $389         $137       $252         183.9%      $389        $220      $169            76.8%

      ---------------------------
      Average Balances for Period
      ---------------------------

 56 Loans                          $915,828     $849,211    $66,617           7.8%  $915,828    $912,334    $3,494             0.4%

 57 Investments (excl. mkt val adj) 590,570      654,042    (63,472)         -9.7%   590,570     583,156     7,414             1.3%

 58 Earning assets                1,506,395    1,487,153     19,242           1.3% 1,506,395   1,495,489    10,906             0.7%

 59 Total assets                  1,669,044    1,648,991     20,053           1.2% 1,669,044   1,658,911    10,133             0.6%

 60 Deposits                      1,366,368    1,376,320     (9,952)         -0.7% 1,366,368   1,382,537   -16,169            -1.2%

 61 Borrowings                      160,846      136,602     24,244          17.7%   160,846     132,021    28,825            21.8%

 62 Total equity                   $120,986     $119,310     $1,676           1.4%  $120,986    $121,461     -$475            -0.4%


     Earnings per share (diluted) for first quarter 1999 reached $.50, a record high for any first quarter and up 4.2% over the prior year. Net income equaled the first quarter 1998 level at $3.688 million. The greater improvement in earnings per share reflects 4.6% fewer average shares outstanding as a result of the Company's share repurchase program. Since its inception last fall, nearly 377,000 shares or 4.9% of shares outstanding have been bought back, including 50,000 during the first quarter. Compared to fourth quarter 1998 results, earnings per share (diluted) were lower by $.01 or 2.0% while net income was off $84,000 or 2.2%.

     Cash earnings per share (diluted) for the quarter increased to $.59, up 3.5% compared to last year. Cash or tangible return on assets (ROA) was 1.06% versus nominal ROA at .90%. Tangible return on equity (ROE) at 14.66% exceeded nominal ROE by 2.30 percentage points for the same period. The difference between cash and nominal results reflects the contribution of the Company's branch acquisitions on an economic basis, which excludes the noncash impact of amortizing the premiums paid for the acquisitions.

     Our record high results for any first quarter reflect a combination of continued strong growth in noninterest income (up 12%, excluding net securities gains), careful management of overhead (up 2.8%, before disposition of redundant branch facilities), successful extension of last year's downward trend in net charge-offs, and improved tax planning. Excluding the benefit of net securities gains less expenses related to branch closures ($75,000 this quarter versus $241,000 last year at this time), earnings per share were up 6.5%.

     Particularly important to the Company's results compared to fourth quarter 1998 is a stabilization in net interest income, up .5% following a 4.4% decrease from the third quarter 1998 level. The reason for the improvement was a 13 basis point increase in the net interest margin to 4.38%. This reflects a better yield on the Company's investment portfolio due to the impact of reduced principle prepayments on the Company's mortgage backed securities; in addition, there was a further reduction in our overall cost of funds due largely to downward pricing on time deposits, a trend which began in second quarter 1998. Earning asset growth since year end has been limited to a very modest increase in the securities portfolio in anticipation of expected run-off. Loans outstanding were virtually unchanged.

     Noninterest income from customer services rose 17.4% to $3.6 million, with more than half the increase related to expanded financial services income: personal trust fees and mutual fund sales commissions climbed a combined 29% while investment management, pension administration and consulting fees earned by the Company's EBT/BPA business climbed nearly 25%. The balance of the customer-based income growth came from consumer fees, largely comprised of overdraft fees, deposit service charges, and general commissions, which together rose over 12%, primarily reflecting pricing increases which took place during the second quarter of 1998.

     Noncustomer related revenues of $469,000 are comprised of nonrecurring other income and miscellaneous income. All of the $277,000 in nonrecurring income in first quarter 1999 consisted of a gain realized on the sale of a $4.6 million agency bond expected to be called within 18 months; the proceeds were reinvested in intermediate term tax exempt securities to rebalance the portfolio in the event of falling interest rates. This transaction compares about equally to $266,000 in gains taken in first quarter 1998 but is less than half the $561,000 realized in fourth quarter 1998. Total nonrecurring income of $241,000 in first quarter 1998 further considers $25,000 in losses related to the disposition of branch properties no longer in use. Miscellaneous income consists largly of the quarter's secondary mortgage market-related activities: $53,000 was earned on $18.2 million in loans sold while $92,000 was recognized in mortgage servicing rights.

     Noninterest  income,   excluding  nonrecurring  income,  as  a  percent  of
operating income remained at 19.0% in first quarter 1999 equal to the same period one year earlier.

     Loan loss provision expense decreased to under $1.2 million in the quarter, $202,000 below the same quarter last year and $103,000 less than fourth quarter 1998. This improvement was made possible by a significant reduction in net charge-offs, as indicated by a decrease in its ratio to average loans to .45% from an unusually high level for our Company of .76% in the fourth quarter of 1997. The provision covered net charge-offs by 1.15 times this quarter as opposed to equaling net charge-offs during 1998. This additional coverage was taken as a precaution in the event the Upstate New York economy weakens after its long sustained period of relative economic health. Net installment loan charge-offs were down over 24% from one year earlier, reflecting steady reduction with the exception of a slight up-tick in the intervening 1998 second quarter. Commercial loan net charge-offs were very modest, down 39% from first quarter 1998.

     Loans decreased slightly during the first quarter, down approximately $300,000 from the year-end 1998 level to $916.9 million. During the last twelve months, loans have grown by $61.3 million or 7.2%. This quarter's results compare to increases of $7.8 million during fourth quarter 1998 and $12.3 million in last year's first quarter. Though commercial loan growth at $3.6 million was well over twice the fourth quarter pace, the increase in consumer mortgages at $3.0 million was significantly less than in the fourth quarter, reflecting the same seasonal softness as in first quarter 1998. Consumer indirect loans continued their downward course which began during third quarter 1998, off $2.9 million due to conservative underwriting standards on originations and increased competition. And consumer direct loans were down by an even greater $4.0 million; conventional borrowings ran off along with regular amortization of the home equity portfolio. See the Company's 1998 Form 10-K for definitions of the above four major loan categories. Origination and sale of mortgages in the secondary market were $18.2 million for the quarter, almost three times the amount for the same period last year.

     Nonperforming loans ended the quarter at $4.5 million or .49% of loans outstanding, up $350,000 and .01%, respectively, from one year earlier. Compared to year-end 1998, nonperformers have risen by $474,000 or 12%. The primary reasons for the recent increase relate to several isolated commercial real estate and commercial business loans and a home equity loan, circumstances which the Company is accustomed to coping with from time to time. As of year-end 1998, when the ratio of nonperformers to loans outstanding was .43%, the comparable peer bank ratio was .78%, ranking the Company in the favorable 30th percentile. The ratio of loan loss reserves to loans outstanding increased slightly during the quarter to 1.37%, resulting in coverage over nonperformers at 282%, a level which management believes to be adequate. There continues to be a steady down trend in the ratio of delinquencies (30 days or more) and nonaccruals to total loans, which ended the quarter at 1.30%, improving from 1.40% at year-end 1998 and 1.82% at year-end 1997, well within the Company's internal guideline of 2.0%.

     The Company's first quarter 1999 efficiency ratio (recurring overhead less intangible amortization divided by net interest income and other income excluding nonrecurring items) increased to 59.0% from 58.2% one year earlier. The primary reason for this softening is the reduction in net interest income caused by a lower margin, exacerbated over the last five quarters by the impact of historically high mortgage refinancing on the value of the Company's premium CMO securities. Using the premium amortization absorbed in first quarter 1998 as a base, this amortization was $912,000 higher in first quarter 1999, which explains approximately a 2.5 percentage point increase in the efficiency ratio for an adjusted ratio of 56.5%. In fourth quarter 1998, the amortization was nearly $1.5 million higher than the base period, causing the ratio to be higher by 4.0 percentage points. As is shown by these two comparisons, the influence of the abnormal premium amortization on the efficiency ratio is expected to lessen as the remaining premium is consequently reduced; in addition, high mortgage prepayments will logically diminish if the slope of the Treasury yield curve steepens relative to current short-term rates.

     The Company continues to focus on improving its underlying efficiency as measured by control of overhead and improvement in the generation of noninterest income, a share of which (largely general service charges, commissions, and fees) helps to recoup certain operating expenses. As noted above, growth in overhead (excluding nonrecurring branch disposal expenses of $202,000 in 1999) was held to 2.8% or $353,000 over first quarter 1998. The largest single source of the increase was in personnel expense (up a modest 2.2%), followed by greater loan origination expense (up 49% due partially to timing issues), and higher equipment expense reflecting selected branch expansion and modernization (up 16.3%).

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

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the status of Year 2000 compliance and whether appropriate contingency plans and business resumption plans are in place in the event the vendor or customer should experience a Year 2000 compliant failure. To date, 72% of our vendors have responded that they are Year 2000 compliant and 19% have reported that they are working diligently and will be compliant, and 9% have not yet stated their position (additional vendors have been added since last reported). The Company is closely following the progress of those vendors who are working on Year 2000 modification and will seek alternate vendors for all suppliers that cannot become Year 2000 compliant or those vendors who have failed to respond to the Company's inquiries.

     The Company is utilizing both internal and external resources to reprogram or replace, test and validate the software for Year 2000 modifications. It has estimated that the overall Year 2000 dollar expense for upgrades and equipment will total between $500,000 and $1,000,000. This budget estimate includes (but is not limited to) expenditures for upgrades to item processing software and hardware, NCR ATM's, third party reviews of outsourcing vendors, proxy testing, PC software and hardware, the cost of service vendor mailings, follow-up testing, customer awareness efforts and commercial customer risk assessments. The Company completed all renovations on critical systems before April 30, 1999. To date, the Company has incurred approximately $410,000 in expense, funded through general operations, related to the assessment of and renovation/replacement efforts in connection with its Year 2000 project plan. No major information technology projects have been significantly delayed as a result of Year 2000 compliance efforts.

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

                                          Supplemental Schedules

A) The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.

                                                         First Quarter Ended March 31,
                               -----------------------------------------------------------------------------
                                                     1999                                1998
                               -----------------------------------------------------------------------------
(000's omitted except yields              Avg.       Amt. of      Avg.         Avg.      Amt. of       Avg.
and rates)                             Balance      Interest Yield/Rate     Balance     Interest Yield/Rate
                                                                  Paid                                 Paid
ASSETS:
                               -----------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold           $          0   $         0     0.00%   $    5,106  $        68      5.36%
     Time deposits in other banks           44             0     3.91%           35            0      5.70%

     Taxable investment securities     525,192         7,906     6.11%      612,498       10,693      7.08%
     Nontaxable investment securities   65,334         1,214     7.54%       20,303          427      8.53%
     Loans (net of unearned discount)  915,825        20,249     8.97%      849,211       19,839      9.47%
                                    -----------                            ---------

     Total interest-earning assets   1,506,395        29,369     7.91%     1,487,153      31,027      8.46%

Noninterest earning assets
     Cash and due from banks            60,613                               60,407
     Premises and equipment             24,773                               23,658
     Other Assets                       81,030                               85,340
     Less:allowance for loans         (12,405)                             (12,321)
     Net unrealized gains/(losses) on
     available-for-sale portfolio        8,638                                4,755
                                     -----------                            ---------

          Total                   $  1,669,044                           $ 1,648,992
                                    ===========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
     Savings deposits             $    522,730         2,766     2.15%   $  504,737        3,128      2.51%
     Time deposits                     615,011         7,905     5.21%      667,313        9,312      5.66%
     Short-term borrowings              61,022           732     4.87%       16,131          227      5.70%
     Long-term borrowings               99,824         1,706     6.93%      120,471        2,055      6.92%
                                    -------------------------              ----------------------
          Total interest-bearing     1,298,587        13,109     4.09%     1,308,652      14,722      4.56%
          liabilities

Noninterest bearing liabilities
     Demand deposits                   228,627                              204,270
     Other liabilities                  20,844                               16,759
Shareholders' equity                   120,986                              119,311
                                    -----------                            ---------
          Total                   $  1,669,044                           $ 1,648,992
                                    ===========                            =========

Net interest earnings                            $    16,260                         $    16,305
                                                   ==========                          ==========

Net yield on interest-earning                                    4.38%                                4.45%
assets
                                                             ==========                          ===========

Federal tax exemption on nontaxable investment
securities included in interest income                   389                                 137



B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:


          ------------------------------------------------------------
                  1st Quarter 1999 Compared to 1st Quarter 1998
          ------------------------------------------------------------

                        Increase (Decrease) Due to Change
                                     In (1)

                                        Volume            Rate      Net Change

Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell $  (34)         $  (34)       $  (68)
   Time deposits in other banks              1              (1)            -
   Taxable investment securities        (1,421)         (1,366)       (2,787)
   Nontaxable investment securities      1,130            (343)          787
   Loans (net of unearned                5,321          (4,911)          410
   discounts)
Total interest-earning assets (2)        2,440          (4,098)       (1,658)

Interest paid on:
   Savings deposits                        651          (1,013)         (362)
   Time deposits                          (698)           (709)       (1,407)
   Short-term borrowings                   734            (229)          505
   Long-term borrowings                   (370)             21          (349)
Total interest-bearing liabilities        (112)         (1,501)       (1,613)
Net interest earnings (2)               $  919          $ (964)       $  (45)



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

                                                         Three Months Ended March 31,
(000's omitted)
                           ----------------------------------------------------------------------
                                                                         Change           Change
                                         1999             1998           Amount          Percent
                           ----------------------------------------------------------------------

Personnel expense                     $ 6,585          $ 6,444            $ 141             2.2%
Net occupancy expense                   1,058            1,071             (13)            -1.2%
Equipment expense                         896              802               94            11.7%
Professional fees                         458              381               77            20.2%
Data processing expense                   900              973             (73)            -7.5%
Amortization                            1,158            1,169             (11)            -0.9%
Stationary and supplies                   297              295                2             0.7%
Deposit insurance premiums                 48               49              (1)            -2.0%
Expense on disposition of branch
 properties                               202                0              202           100.0%
Other                                   1,617            1,480              137             9.3%
                                        -----            -----             -----           -----

          Total                       $13,219          $12,664            $ 555             4.4%

Total operating expenses as a
percentage of average assets             3.21%            3.11%            0.10% pts

Efficiency ratio                        59.0%            58.2%             0.8% pts
(excl. nonrecurring items and intangibles)


D) The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

(000's omitted)                                               As of March 31,
                             --------------------------------------------------------------------
                                                                         Change           Change
                                       1999              1998            Amount          Percent
                             --------------------------------------------------------------------
Real estate mortgages:
     Residential                  $ 300,730         $ 271,249          $ 29,481            10.9%
     Commercial loans secured by
      real estate                   119,526            98,100            21,426            21.8%
     Farm                            12,188            10,794             1,394            12.9%
          Total                     432,444           380,143            52,301            13.8%

Commercial, financial, and agricultural
     Agricultural                    22,940            23,221             (281)            -1.2%
     Commercial and financial       157,307           150,501             6,806             4.5%
          Total                     180,247           173,722             6,525             3.8%

Installment loans to
individuals:
     Direct                          99,736            98,960               776             0.8%
     Indirect                       201,537           199,707             1,830             0.9%
     Student and other                2,501             4,748           (2,247)           -47.3%
          Total                     303,774           303,415               359             0.1%

Other Loans                           1,574               563             1,011           179.6%

Gross Loans                         918,039           857,843            60,196             7.0%

Less: Unearned discounts              1,135             2,284           (1,149)           -50.3%
Net loans                           916,904           855,559            61,345             7.2%

Reserve for possible loan losses     12,594            12,434               160             1.3%

Loans net of loan loss reserve    $ 904,310         $ 843,125          $ 61,185             7.3%


     The following table presents information concerning the aggregate amount of nonperforming assets:

                                                        As of March 31,
(000's omitted)
                                    --------------------------------------------------------
                                                                      Change         Change
                                            1999          1998        Amount        Percent
                                    --------------------------------------------------------
Loans accounted for on a
     nonaccrual basis                    $ 2,751       $ 2,532         $ 219            8.6%

Accruing loans which are
    contractually past due 90 days
    or more as to principal or
    interest payments                      1,709         1,578           131            8.3%
                                           -----         -----          -----          -----

     Total nonperforming loans             4,460         4,110           350            8.5%

Loans which are "troubled debt
     restructurings" as defined in
     Statement of Financial Accounting
     Standards No. 15 "Accounting by
     Debtors and  Creditors for
     Troubled Debt Restructurings"           156             0           156

     Other Real Estate                       935           870            65            7.5%
                                           -----         -----         -----          -----
     Total nonperforming assets          $ 5,551       $ 4,980         $ 571           11.5%


Ratio of allowance for loan losses
to period-end loans                         1.37%         1.45%         (.08)% pts.     -----

Ratio of allowance for loan losses
to period-end nonperforming loans          282.4%        303.0%        (20.6)% pts.     -----

Ratio of allowance for loan losses
to period-end nonperforming assets         226.9%        249.7%        (22.8)% pts.     -----

Ratio of nonperforming assets to period-end
total loans and other real estate owned     0.60%         0.58%          .02% pts.      -----



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


                                               Three Months Ended March 31,
(000's omitted)
                                     -------------------------------------------
                                                              Change     Change
                                           1999       1998    Amount    Percent
                                     -------------------------------------------

Amount of loans outstanding at end
of period                             $ 918,039  $ 857,842  $ 60,197       7.0%

Daily average amount of loans (net      915,825    849,211    66,614       7.8%
of unearned discount)

Balance of allowance for possible
loan losses at beginning of period       12,441     12,434         7       0.1%

Loans charged off:
     Commercial, financial, and             126        179      (53)     -29.6%
      agricultural
     Real estate construction                 0          0
     Real estate mortgage                    30         43      (13)     -30.2%
     Installment                          1,184      1,390     (206)     -14.8%
          Total loans charged off         1,340      1,612     (272)     -16.9%


Recoveries of loans previously
charged
off:
     Commercial, financial, and              60         70      (10)     -14.3%
      agricultural
     Real estate construction                 0          0
     Real estate mortgage                     3          0
     Installment                            261        171        90      52.6%
          Total recoveries                  324        241        83      34.4%


Net loans charged off                     1,016      1,371     (355)     -25.9%

Additions to allowance charged to
expense                                   1,169      1,371     (202)     -14.7%

Balance at end of period              $  12,594  $  12,434  $   160       1.3%

Ratio of net chargeoffs to average
loans outstanding                          0.45%      0.65%   (.20%)      -----

G) The following table sets forth information by category of noninterest income for the Company for the periods indicated.


(000's omitted)                                                                 Three Months Ended March 31,
                                                               ------------------------------------------------------------
                                                               1999               1998             Change           Change
                                                                                                   Amount          Percent
                                                               ------------------------------------------------------------
Personal trust services                                     $   351            $   274             $  77             28.1%
Mutual fund and related investment products                     324                250                74             29.6%
BPA/EBT income                                                  694                557               137             24.6%
Deposit service charges                                         862                814                48              5.9%
Overdraft fees                                                  717                584               133             22.8%
Other services charges and fees                                 686                617                69             11.2%
                                                                ---                ---                --             -----

Total customer related revenue                                3,634              3,096               538             17.4%
                                                              -----              -----               ---             -----

Security gains                                                  277                266                11              4.1%
Disposition of branch properties                                  0                (25)               25              100%
                                                                  -                ----               --              ----
Nonrecurring other income                                       277                241                36             14.9%

Miscellaneous income                                            192                346              (154)           (52.0%)
                                                                ---                ---              -----           -------

                                          Total             $ 4,103            $ 3,683             $ 420             11.4%
                                                              =====              =====               ===             =====

Total noninterest income (excluding nonrecurring
items) as a percentage of operating income                     19.0%              19.0%



art II. Other Information

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

Item 4.      Submission of Matters to a Vote of Securities Holders.
         Not Applicable.

Item 5.      Other Information.
         Not Applicable.

Item 6.      Exhibits and Reports on Form 8-K

     a)      Exhibits required by Item 601 of Regulation S-K:

         (21) Subsidiaries of the registrant
         - Community Bank, National Association, State of New York
         - Community Financial Services, Inc., State of New York
         - Community Capital Trust I, State of Delaware
         - Benefit Plans Administrative Services, Inc., State of New York
         - CBNA Treasury Management Corporation, State of Delaware
         - Community Investment Services, Inc., State of New York
         - CBNA Preferred Funding Corporation, State of Delaware

b)   Reports on Form 8-K:

         N/A

                                   Signatures


     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Community Bank System, Inc.



Date:  May 13, 1999
                                                           /s/ Sanford A. Belden
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer



Date:  May 13, 1999
                                                            /s/ Charles M. Ertel

                                           Charles M. Ertel, Assistant Treasurer
                                                      (Chief Accounting Officer)