Form 10-Q
period 1999-06-30
COMMUNITY BANK SYSTEM INC
filed 1999-08-13
CIK 723188

FORM 10 - Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                    For the six months ended June 30, 1999


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

Common Stock, No par value - 7,144,329  shares outstanding as of August 4,1999

                                    INDEX
                 COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.    Information

    Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets --
         June 30, 1999, December 31, 1998 and June 30, 1998

         Consolidated statements of income --
         Three months ended June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998

         Consolidated statements of cash flows --
         Six months ended June 30, 1999,  and 1998

         Consolidated statements of comprehensive income --
         Six months ended June 30, 1999 and 1998


       Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Part II.  Other Information

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Securities Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                            June 30,   December 31,       June 30,
                                                                                1999           1998           1998
ASSETS
    Cash and due from banks                                              $71,541,129    $78,893,438    $74,838,323
    Federal funds sold                                                             0              0              0
------------------------------------------------------------------------------------------------------------------
                  TOTAL CASH AND CASH EQUIVALENTS                         71,541,129     78,893,438     74,838,323

    Investment securities
       U.S. Treasury                                                       2,997,545      2,994,897      2,993,295
       U.S. Government agencies and corporations                         169,370,833    167,469,638    225,660,514
       States and political subdivisions                                 119,679,787     44,628,567     32,195,257
       Mortgage-backed securities                                        285,598,475    336,090,432    342,174,140
       Federal Reserve Bank                                                2,173,950      2,173,950      2,173,950
       Other securities                                                   59,848,052     32,936,733     26,849,434
                                                                        ------------------------------------------
            Investment securities at cost                                639,668,642    586,294,217    632,046,590
       Market value adjustment on available for sale                     (5,456,843)      7,245,550      4,046,781
------------------------------------------------------------------------------------------------------------------
                      TOTAL INVESTMENT SECURITIES                        634,211,799    593,539,767    636,093,371

    Loans                                                                943,368,566    918,527,226    896,046,139
      Less: Unearned discount                                                988,707      1,307,106      1,793,865
                Reserve for possible loan losses                          13,054,953     12,441,255     12,441,255
------------------------------------------------------------------------------------------------------------------
                                        NET LOANS                        929,324,906    904,778,865    881,811,019

    Bank premises and equipment                                           24,290,945     24,877,782     24,250,853
    Accrued interest receivable                                           13,702,971     12,375,334     13,430,391
    Intangible assets                                                     52,298,984     54,438,219     56,340,078
    Other assets                                                          15,800,945     11,785,296     12,531,438
------------------------------------------------------------------------------------------------------------------
                                     TOTAL ASSETS                     $1,741,171,679 $1,680,688,701 $1,699,295,473
==================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                               $230,125,169   $249,863,649   $218,792,422
      Interest bearing                                                 1,141,670,556  1,128,201,929  1,197,598,613
------------------------------------------------------------------------------------------------------------------
                                   TOTAL DEPOSITS                      1,371,795,725  1,378,065,578  1,416,391,035

    Federal funds purchased                                               37,200,000     34,700,000      7,500,000
    Term borrowings                                                      170,000,000    100,000,000    105,000,000
    Company obligated mandatorily redeemable preferred securities of subsidiary, Community Capital Trust I holding solely junior
     subordinated debentures of the company                               29,813,813     29,810,438     29,807,063
    Accrued interest and other liabilities                                19,067,897     17,947,217     17,927,532
------------------------------------------------------------------------------------------------------------------
                                TOTAL LIABILITIES                      1,627,877,435  1,560,523,233  1,576,625,630
------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Common stock (7,144,329;7,296,453;7,622,291                         7,639,429      7,623,053      7,622,291
         shares outstanding)
       Surplus                                                            33,245,970     32,842,772     32,833,532
       Undivided profits                                                  89,000,344     84,591,247     79,880,254
       Accumulated other comprehensive income                            (3,227,722)      4,285,743      2,393,671
       Treasury stock (495,100; 326,000 shares)                         (13,343,994)    (9,151,956)              0
       Shares issued under employee stock plan - unearned                   (19,783)       (25,391)       (59,905)
------------------------------------------------------------------------------------------------------------------

                       TOTAL SHAREHOLDERS' EQUITY                        113,294,244    120,165,468    122,669,843
------------------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,741,171,679 $1,680,688,701 $1,699,295,473
==================================================================================================================

See notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended        Six Months Ended
                                                            June 30,                June 30,
                                                        1999        1998        1999        1998
--------------------------------------------------------------------------------------------------

Interest Income:
  Interest and fees on loans                       $20,621,342 $20,547,747 $40,870,521 $40,386,850
  Interest and dividends on investments:
     U.S. Treasury                                      67,653      67,168     135,209     134,117
     U.S. Government agencies and corporations       2,833,997   4,329,725   6,054,324   8,885,570
     States and political subdivisions               1,291,353     354,494   2,116,436     644,740
     Mortgage-backed securities                      4,174,779   5,264,685   8,251,758  10,850,436
     Other securities                                  898,838     556,897   1,440,036   1,040,961
  Interest on federal funds sold                         3,681      97,001       3,681     164,530
  Interest on deposits at other banks                      664         503       1,085         995
--------------------------------------------------------------------------------------------------
                    Total interest income           29,892,307  31,218,220  58,873,050  62,108,199
--------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits
     Savings                                         2,822,912   3,188,977   5,587,828   6,316,588
     Time                                            7,884,994   9,740,897  15,790,175  19,052,821
  Interest on federal funds purchased and
      term borrowings                                1,932,119   1,633,360   3,638,097   3,182,345
  Interest on mandatorily redeemable capital
     securities of subsidiary                          732,938     732,937   1,465,875   1,465,875
--------------------------------------------------------------------------------------------------
                   Total interest expense           13,372,963  15,296,171  26,481,975  30,017,629
--------------------------------------------------------------------------------------------------
                      Net interest income           16,519,344  15,922,049  32,391,075  32,090,570
Less:  Provision for possible loan losses            1,421,358   1,303,078   2,589,962   2,674,078
--------------------------------------------------------------------------------------------------
Net Interest income after provision for loan losses 15,097,986  14,618,971  29,801,113  29,416,492
--------------------------------------------------------------------------------------------------
Other income:
  Fiduciary and investment services                    552,782     474,769   1,250,836     945,292
  Service charges on deposit accounts                1,736,655   1,628,261   3,316,043   3,025,962
  Commissions on investment products                   300,372     348,006     624,285     598,429
  Other service charges, commissions and fees        1,216,276   1,072,360   2,248,789   2,049,532
  Miscellaneous income                                  73,881     159,697     266,576     481,068
  Investment security gains (losses)                         0     999,383     276,642   1,265,528
--------------------------------------------------------------------------------------------------
                       Total other income            3,879,966   4,682,476   7,983,171   8,365,811
--------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and employee benefits                     6,493,342   6,542,199  13,078,547  12,985,917
  Occupancy expense, net                               987,313   1,003,655   2,044,949   2,074,727
  Equipment and furniture expense                      902,947     814,640   1,798,723   1,616,482
  Amortization of intangible assets                  1,155,512   1,162,813   2,313,435   2,331,677
  Other                                              3,648,880   3,642,479   7,171,430   6,821,123
--------------------------------------------------------------------------------------------------
                     Total other expenses           13,187,994  13,165,786  26,407,084  25,829,926
--------------------------------------------------------------------------------------------------
Income before income taxes                           5,789,958   6,135,661  11,377,200  11,952,377
Income taxes                                         1,741,517   2,233,618   3,640,704   4,362,618
--------------------------------------------------------------------------------------------------

                               NET INCOME           $4,048,441  $3,902,043  $7,736,496  $7,589,759
==================================================================================================
               Earnings per share - Basic                $0.56       $0.51       $1.07       $1.00
                                - Diluted                $0.55       $0.50       $1.05       $0.98
==================================================================================================

See notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

For Six Months Ended June 30, 1999 and 1998
                                                                                              1999                1998

----------------------------------------------------------------------------------------------------------------------

Operating Activities:
  Net income                                                                         $   7,736,496       $   7,589,759
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                                           1,484,945           1,369,515
  Amortization of intangible assets                                                      2,313,435           2,331,677
  Net amortization of security premiums and discounts                                    2,895,258           2,899,617
  Amortization of discount on loans                                                      (318,399)                   0
  Provision for loan losses                                                              2,589,962           2,674,078
  Provision for deferred taxes                                                           1,680,043               8,425
  (Gain)\loss on sale of investment securities                                           (276,642)         (1,265,528)
  (Gain)\loss on sale of loans and other assets                                              1,978           (165,325)
  Change in interest receivable                                                        (1,327,637)            (37,573)
  Change in other assets and other liabilities                                             884,481           3,707,124
  Change in unearned loan fees and costs                                                 (640,040)           (641,743)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                          17,023,880          18,470,026
----------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                           4,616,500          42,658,104
  Proceeds from maturities of held to maturity investment securities                     1,203,972          30,639,566
  Proceeds from maturities of available for sale investment securities                 122,569,076          31,946,353
  Purchases of held to maturity investment securities                                  (2,014,617)         (4,832,223)
  Purchases of available for sale investment securities                              (182,367,972)       (126,910,523)
  Net change in loans outstanding                                                     (26,142,590)        (52,982,452)
  Capital expenditures                                                                   (958,399)         (1,888,621)
  Proceeds from sales of property and equipment                                             23,339                   0
  Other investing activities                                                             (174,200)                   0
----------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                            (83,244,891)        (81,369,796)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                    (1,881,198)          34,542,937
  Net change in certificates of deposit                                                (4,388,655)          36,162,140
  Net change in federal funds purchased                                                  2,500,000        (37,500,000)
  Net change in term borrowings                                                         70,000,000          25,000,000
  Issuance (retirement) of common and preferred stock                                      179,228             464,449
  Treasury stock purchased                                                             (4,192,038)                   0
  Cash dividends                                                                       (3,348,635)         (3,037,836)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                         58,868,702           55,631,690
----------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                    (7,352,309)         (7,268,080)
  Cash and cash equivalents at beginning of year                                        78,893,438          82,106,403
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              71,541,129          74,838,323
======================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $  26,050,957       $  26,038,492
======================================================================================================================
Cash paid for income taxes                                                           $   1,960,661       $   3,488,238
======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                        $   3,327,399       $   1,524,458
Gross change in unrealized gains and (losses) on
  available-for-sale securities                                                     ($ 12,702,393)      ($    663,241)
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For Six Months Ended June 30, 1999 and 1998
                                                                                             1999             1998
------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), before tax:

   Unrealized gains on securities:

      Change in unrealized holding gains (losses) arising during period           $  (12,425,752)     $    614,231

      Less:  Reclassification adjustment for gains included in
              net income                                                                (276,642)      (1,265,528)
------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, before tax                                                 (12,702,394)        (651,297)

Income tax benefit related to items of other comprehensive income                       5,188,928          266,055

------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                                  (7,513,466)        (385,242)

Plus:  Net income                                                                       7,736,496        7,589,759
------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                              $       223,030     $  7,204,517
==================================================================================================================

See notes to consolidated financial statements

                 Community Bank System, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

                                  (Unaudited)

                                June 30, 1999

Note A -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     On January 29, 1997, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust I, a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on June 30, 1999 were $31,998,262 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

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

Note B -- Earnings Per Share

          Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the six and three months ended June 30, 1999 and 1998:

--------------------------------------------------------------------------------
For six months ended Jun 30, 1999      Income      Shares       Per share amount
--------------------------------------------------------------------------------
Net Income                          7,736,496

         Basic EPS                  7,736,496   7,251,787              $    1.07

         Effect of diluted securities:
             Stock options                  0      83,288
                                   ----------------------

               DILUTED EPS         $7,736,496   7,335,075              $    1.05
================================================================================
--------------------------------------------------------------------------------
For six months ended June 30, 1998     Income      Shares       Per share amount
--------------------------------------------------------------------------------

         Net Income                 7,589,755

         Basic EPS                  7,589,755   7,607,082              $    1.00

         Effect of diluted securities:      0     144,036
             Stock options
                                   ----------------------

               DILUTED EPS         $7,589,755   7,751,118              $    0.98
================================================================================
--------------------------------------------------------------------------------
For three months ended June 30, 1999   Income      Shares       Per share amount
--------------------------------------------------------------------------------
         Net Income                 4,048,441

         Basic EPS                  4,048,441   7,240,346              $    0.56

         Effect of diluted securities:      0      81,223
             Stock options
                                   ----------------------

               DILUTED EPS         $4,048,441   7,321,569              $    0.55
================================================================================
--------------------------------------------------------------------------------
For three months ended June 30, 1998   Income      Shares       Per share amount
--------------------------------------------------------------------------------
         Net Income                 3,902,043

         Basic EPS                  3,902,043   7,616,011              $    0.51

         Effect of diluted securities:      0     143,420
             Stock options
                                   ----------------------

               DILUTED EPS         $3,902,043   7,759,431              $    0.50
================================================================================

Part 1.   Financial Information

Item 1. Financial Statements

     The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and of
             Operations

     The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the six months ended June 30, 1999 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through March 31, 1999 as provided by the Federal Reserve System; the peer group is comprised of 152 bank holding companies having $1 to $3 billion in assets.

                          COMMUNITY BANK SYSTEM, INC.
                             SUMMARY OF OPERATIONS
                        EARNINGS AND BALANCE SHEET RECAP
                   2ND QUARTER 1999 AND FULL YEAR COMPARISONS


000s Omitted
                                         Three Months Ended June 30,

Line =========                                            Change       Change
 No.  Earnings                      1999         1998     Amount      Percent
     =========                  =========    =========   ========    =========

  1   Net interest income        $16,519      $15,922       $597         3.7%

  2   Loan loss provision          1,421        1,303        118         9.1%

  3   Net interest income after
      provision for loan losses   15,098       14,619        479         3.3%

  4   Investment security
      gain (loss)                      0        1,000     (1,000)         ---

  5   Other income                 3,880        3,683        197         5.3%

  6   Other expense               12,033       12,003         30         0.2%

  7   Intangible amortization      1,155        1,163         (8)       -0.7%

  8   Income before tax            5,790        6,136       (346)       -5.6%

 9a   Income tax                   1,742        2,234       (492)      -22.0%

 10   Net income                  $4,048       $3,902       $146         3.7%

      Earnings per share
 11a  Basic                        $0.56        $0.51      $0.05         9.8%
 11b  Diluted                      $0.55        $0.50      $0.05        10.0%
                                  =======      =======    =======      =======
      ------------------------
      Balances At Period End
      ------------------------
 12   Loans                     $942,380     $894,252    $48,128         5.4%

 13   Investments
      (excl. mkt val adj)        639,669      632,047      7,622         1.2%

 14   Earning assets           1,582,114    1,526,334     55,780         3.7%

 15   Loan loss reserve           13,055       12,441        614         4.9%

 16   Intangible assets           52,299       56,340     (4,041)       -7.2%

 17   Total assets             1,741,172    1,699,295     41,876         2.5%

 18   Deposits                 1,371,796    1,416,391    (44,595)       -3.1%

 19   Borrowings                 237,014      142,307     94,707        66.6%

 20   Total equity              $113,294     $122,670    ($9,376)       -7.6%




                                       10a

000s Omitted

                                           Six Months Ended June 30,

Line =========                                            Change       Change
 No.  Earnings                      1999         1998     Amount      Percent
     =========                  =========    =========   ========    =========

  1   Net interest income        $32,391      $32,091       $300         0.9%

  2   Loan loss provision          2,590        2,674        (84)       -3.1%

  3   Net interest income
      after provision for
      loan losses                 29,801       29,417        384         1.3%

  4   Investment security
      gain (loss)                    277        1,266       (989)         ---

  5   Other income                 7,706        7,100        606         8.5%

  6   Other expense               24,094       23,498        596         2.5%

  7   Intangible amortization      2,313        2,332        (19)       -0.8%

  8   Income before tax           11,377       11,953       (576)       -4.8%

  9   Income tax                   3,641        4,363       (722)      -16.6%

 10   Net income                  $7,736       $7,590       $146         1.9%

      Earnings per share
 11a  Basic                        $1.07        $1.00      $0.07         7.0%
 11b  Diluted                      $1.05        $0.98      $0.07         7.1%
                                  =======      =======    =======      =======
      ------------------------
      Balances At Period End
      ------------------------
 12   Loans                     $942,380     $894,252    $48,128         5.4%

 13   Investments
      (excl. mkt val adj)        639,669      632,047      7,622         1.2%

 14   Earning assets           1,582,114    1,526,334     55,780         3.7%

 15   Loan loss reserve           13,055       12,441        614         4.9%

 16   Intangible assets           52,299       56,340     (4,041)       -7.2%

 17   Total assets             1,741,172    1,699,295     41,876         2.5%

 18   Deposits                 1,371,796    1,416,391    (44,595)       -3.1%

 19   Borrowings                 237,014      142,307     94,707        66.6%

 20   Total equity              $113,294     $122,670    ($9,376)       -7.6%



                                       10b

000s Omitted
                                         Three Months Ended,

Line                            Jun 30,      Mar 31,     Change       Change
 No.  Earnings                      1999         1999     Amount      Percent
     =========                  =========    =========   ========    =========

  1   Net interest income        $16,519      $15,872       $647         4.1%

  2   Loan loss provision          1,421        1,169        252        21.6%

  3   Net interest income
      after provision for
      loan losses                 15,098       14,703        395         2.7%

  4   Investment security
      gain (loss)                      0          277       (277)         ---

  5   Other income                 3,880        3,826         54         1.4%

  6   Other expense               12,033       12,061        (28)       -0.2%

  7   Intangible amortization      1,155        1,158         (3)       -0.3%

  8   Income before tax            5,790        5,587        203         3.6%

  9   Income tax                   1,742        1,899       (157)       -8.3%

 10   Net income                  $4,048       $3,688       $360         9.8%

      Earnings per share
 11a  Basic                        $0.56        $0.51      $0.05         9.8%
 11b  Diluted                      $0.55        $0.50      $0.05        10.0%
                                  =======      =======    =======      =======
      ------------------------
      Balances At Period End
      ------------------------
 12   Loans                     $942,380     $916,904    $25,476         2.8%

 13   Investments                639,669      593,481     46,188         7.8%
      (excl. mkt val adj)

 14   Earning assets           1,582,114    1,510,445     71,669         4.7%

 15   Loan loss reserve           13,055       12,594        461         3.7%

 16   Intangible assets           52,299       53,374     (1,075)       -2.0%

 17   Total assets             1,741,172    1,658,898     82,274         5.0%

 18   Deposits                 1,371,796    1,369,912      1,884         0.1%

 19   Borrowings                 237,014      151,012     86,002        57.0%

 20   Total equity              $113,294     $120,518    ($7,224)       -6.0%



                                       10c

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                        EARNINGS AND BALANCE SHEET RECAP
                   2ND QUARTER 1999 AND FULL YEAR COMPARISONS


000s Omitted

                                         Three Months Ended June 30,
Line
 No.
                                                           Change       Change
      Profitability                 1999         1998      Amount      Percent
     ===============            =========    =========   ========    =========
 21   Return on assets             0.96%        0.93%       0.03 %pts.---
 22   Return on equity            13.66%       13.06%       0.60 %pts.---

 23   Cash EPS (diluted)           $0.65        $0.59      $0.06        10.2%
 24   Tangible return on assets    1.12%        1.09%       0.03 %pts.---
 25   Tangible return on equity   15.96%       15.34%       0.62 %pts.---

 26   Net interest margin          4.48%        4.19%       0.29 %pts.---

 27   Non interest income/         18.5%        18.8%       (0.3)%pts.---
      operating income (excl sec gains)

 28   Efficiency ratio             56.8%        60.6%       (3.8)%pts.---
      (excl one time items and)
      intangible amortization)
      ---------
      Capital
      ---------
 29   Tier I leverage ratio        5.71%        5.75%      (0.04)%pts.---

      Common shares outstanding
 30a  Weighted average             7,322        7,759       (437)       -5.6%
 30b  Period end                   7,144        7,622       (478)       -6.3%

 31   Cash dividends declared      $0.23        $0.20      $0.03        15.0%
      per common share

 32   Common stock price          $25.38       $31.31     ($5.94)      -19.0%

 33a  Book value                  $15.86       $16.09     ($0.23)       -1.4%
 33b  Tangible book value          $8.54        $8.70     ($0.16)       -1.9%

      ----------------------
      Asset Quality Ratios
      ----------------------

 34   Loan loss reserve /
      loans outstanding            1.39%        1.39%      (0.00)%pts.---

 35   Nonperforming loans /
      loans outstanding            0.50%        0.45%       0.05 %pts.---

 36   Loan loss reserve /
      nonperforming loans           278%         308%        (30)%pts.---

 37   Net charge-offs /
      average loans                0.41%        0.59%      (0.18)%pts.---

 38   Loan loss provision /
      net charge-offs               148%         100%         48 %pts.---

 39   Nonperforming assets /
      loans outstanding+OREO       0.60%        0.56%       0.04 %pts.---



                                       11a

000s Omitted


                                           Six Months Ended June 30,
Line
 No.
                                                           Change       Change
      Profitability                 1999         1998      Amount      Percent
     ===============            =========    =========   ========    =========
 21   Return on assets             0.93%        0.92%       0.01 %pts.---
 22   Return on equity            13.01%       12.80%       0.21 %pts.---

 23   Cash EPS (diluted)           $1.24        $1.16      $0.08         7.0%
 24   Tangible return on assets    1.09%        1.08%       0.01 %pts.---
 25   Tangible return on equity   15.31%       15.12%       0.19 %pts.---

 26   Net interest margin          4.43%        4.31%       0.12 %pts.---

 27   Non interest income/         18.8%        18.1%        0.7 %pts.---
      operating income (excl sec gains)

 28   Efficiency ratio             57.9%        59.4%       (1.5)%pts.---
      (excl one time items and)
      intangible amortization)
      ---------
      Capital
      ---------
 29   Tier I leverage ratio        5.71%        5.75%      (0.04)%pts.---

      Common shares outstanding
 30a  Weighted average             7,335        7,751       (416)       -5.4%
 30b  Period end                   7,144        7,622       (478)       -6.3%

 31   Cash dividends declared      $0.46        $0.40      $0.06        15.0%
      per common share

 32   Common stock price          $25.38       $31.31     ($5.94)      -19.0%

 33a  Book value                  $15.86       $16.09     ($0.23)       -1.4%
 33b  Tangible book value          $8.54        $8.70     ($0.16)       -1.9%

      ----------------------
      Asset Quality Ratios
      ----------------------

 34   Loan loss reserve /
      loans outstanding            1.39%        1.39%      (0.00)%pts.---

 35   Nonperforming loans /
      loans outstanding            0.50%        0.45%       0.05 %pts.---

 36   Loan loss reserve /
      nonperforming loans           278%         308%        (30)%pts.---

 37   Net charge-offs /
      average loans                0.43%        0.62%      (0.19)%pts.---

 38   Loan loss provision /
      net charge-offs               131%         100%         31 %pts.---

 39   Nonperforming assets /
      loans outstanding+OREO       0.60%        0.56%       0.04 %pts.---



                                       11b

000s Omitted


Line                                     Three Months Ended,
 No.
                                 Jun 30,      Mar 31,     Change       Change
      Profitability                 1999         1999     Amount      Percent
     ===============            =========    =========   ========    =========
 21   Return on assets             0.96%        0.90%       0.06 %pts.---
 22   Return on equity            13.66%       12.36%       1.30 %pts.---

 23   Cash EPS (diluted)           $0.65        $0.59      $0.06         9.5%
 24   Tangible return on assets    1.12%        1.06%       0.06 %pts.---
 25   Tangible return on equity   15.96%       14.66%       1.30 %pts.---

 26   Net interest margin          4.48%        4.38%       0.10 %pts.---

 27   Non interest income/         18.5%        19.0%       (0.5)%pts.---
      operating income (excl sec gains)

 28   Efficiency ratio             56.8%        59.0%       (2.2)%pts.---
      (excl one time items and)
      intangible amortization)
      ---------
      Capital
      ---------
 29   Tier I leverage ratio        5.71%        5.81%      (0.10)%pts.---

      Common shares outstanding
 30a  Weighted average             7,322        7,384        (62)       -0.8%
 30b  Period end                   7,144        7,263       (119)       -1.6%

 31   Cash dividends declared      $0.23        $0.23      $0.00         0.0%
      per common share

 32   Common stock price          $25.38       $23.81      $1.57         6.6%

 33a  Book value                  $15.86       $16.59     ($0.73)       -4.4%
 33b  Tangible book value          $8.54        $9.24     ($0.70)       -7.6%

      ----------------------
      Asset Quality Ratios
      ----------------------

 34   Loan loss reserve /
      loans outstanding            1.39%        1.37%       0.02 %pts.---

 35   Nonperforming loans /
      loans outstanding            0.50%        0.49%       0.01 %pts.---

 36   Loan loss reserve /
      nonperforming loans           278%         282%         (4)%pts.---

 37   Net charge-offs /
      average loans                0.41%        0.45%      (0.04)%pts.---

 38   Loan loss provision /
      net charge-offs               148%         115%         33 %pts.---

 39   Nonperforming assets /
      loans outstanding+OREO       0.60%        0.60%       0.00 %pts.---



                                       11c

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                        EARNINGS AND BALANCE SHEET RECAP
                   2ND QUARTER 1999 AND FULL YEAR COMPARISONS


000s Omitted

                                         Three Months Ended June 30,
Line
 No.
                                                          Change       Change
      Asset Quality Components      1999         1998     Amount      Percent
     =========================  =========    =========   ========    =========
 40   Nonaccruing loans           $3,515       $2,693       $822        30.5%

 41   90+ days delinquent          1,189        1,350       -161       -11.9%
 42   Tot nonperforming loans     $4,704       $4,043       $661        16.3%

 43   Troubled debt                  123          126         -3          ---
      restructurings

 44   Other real estate              853          975       -122       -12.5%
 45   Tot nonperforming assets    $5,680       $5,144       $536        10.4%

      --------------------------------------
      Components of Net Interest Margin
      --------------------------------------

 46   Loan yield                   8.90%        9.39%      (0.49)%pts.---
 47   Investment yield             6.55%        6.58%      (0.03)%pts.---

 48   Earning asset yield          7.97%        8.19%      (0.22)%pts.---

 49   Interest bearing deposits
       rate                        3.76%        4.31%      (0.56)%pts.---
 50   Borrowed funds rate          6.08%        6.64%      (0.56)%pts.---

 51   Cost of all interest         4.07%        4.56%      (0.49)%pts.---
      bearing funds

 52   Cost of funds                3.45%        3.95%      (0.50)%pts.---
      (includes DDA)
 53   Cost of funds / earning      3.50%        3.99%      (0.49)%pts.---
       assets

 54   Net interest margin          4.48%        4.19%       0.29 %pts.---

 55   Full tax equivalent adj.      $575         $166       $409       246.4%

      ---------------------------------
      Average Balances for Period
      ---------------------------------
 56   Loans                     $929,770     $877,616    $52,154         5.9%

 57   Investments
      (excl. mkt val adj)        602,596      660,097    (57,501)       -8.7%

 58   Earning assets           1,532,366    1,537,713     (5,347)       -0.3%

 59   Total assets             1,693,361    1,691,816      1,545         0.1%

 60   Deposits                 1,377,975    1,410,726    (32,751)       -2.3%

 61   Borrowings                 175,824      142,969     32,855        23.0%

 62   Total equity              $118,894     $119,865      ($971)       -0.8%



                                       12a

                                           Six Months Ended June 30,
Line
 No.
                                                          Change       Change
      Asset Quality Components      1999         1998     Amount      Percent
     =========================  =========    =========   ========    =========
 40   Nonaccruing loans           $3,515       $2,693       $822        30.5%

 41   90+ days delinquent          1,189        1,350       -161       -11.9%
 42   Tot nonperforming loans     $4,704       $4,043       $661        16.3%

 43   Troubled debt restructurings   123          126         -3          ---
      restructurings

 44   Other real estate              853          975       -122       -12.5%
 45   Tot nonperforming assets    $5,680       $5,144       $536        10.4%
      --------------------------------------
      Components of Net Interest Margin
      --------------------------------------
 46   Loan yield                   8.93%        9.43%      (0.50)%pts.    ---
 47   Investment yield             6.41%        6.84%      (0.43)%pts.    ---

 48   Earning asset yield          7.94%        8.32%      (0.38)%pts.    ---

 49   Interest bearing deposits
       rate                        3.78%        4.31%      (0.53)%pts.    ---
 50   Borrowed funds rate          6.11%        6.71%      (0.59)%pts.    ---

 51   Cost of all interest         4.08%        4.56%      (0.48)%pts.    ---
      bearing funds

 52   Cost of funds                3.47%        3.95%      (0.48)%pts.    ---
      (includes DDA)
 53   Cost of funds / earning      3.51%        4.00%      (0.49)%pts.    ---
      assets

 54   Net interest margin          4.43%        4.31%       0.12 %pts.    ---

 55   Full tax equivalent adj.      $964         $302       $662       219.2%

      ---------------------------------
      Average Balances for Period
      ---------------------------------

 56   Loans                     $922,836     $863,492    $59,344         6.9%

 57   Investments
      (excl. mkt val adj)        596,616      649,080    (52,464)       -8.1%

 58   Earning assets           1,519,452    1,512,572      6,880         0.5%

 59   Total assets             1,681,270    1,670,522     10,748         0.6%

 60   Deposits                 1,372,204    1,393,620    (21,416)       -1.5%

 61   Borrowings                 168,377      139,803     28,574        20.4%

 62   Total equity              $119,934     $119,589       $345         0.3%



                                       12b

                                         Three Months Ended,
Line
 No.
                                 Jun 30,      Mar 31,     Change       Change
      Asset Quality Components      1999         1999     Amount      Percent
     =========================  =========    =========   ========    =========
 40   Nonaccruing loans           $3,515       $2,751       $764        27.8%

 41   90+ days delinquent          1,189        1,709       -520       -30.4%
 42   Tot nonperforming loans     $4,704       $4,460       $244         5.5%

 43   Troubled debt restructurings   123          156        -33       -21.2%
      restructurings

 44   Other real estate              853          935        -82        -8.8%
 45   Tot nonperforming assets    $5,680       $5,551       $129         2.3%
      --------------------------------------
      Components of Net Interest Margin
      --------------------------------------
 46   Loan yield                   8.90%        8.97%      (0.07)%pts.---
 47   Investment yield             6.55%        6.26%       0.29 %pts.---

 48   Earning asset yield          7.97%        7.91%       0.06 %pts.---

 49   Interest bearing deposits
       rate                        3.76%        3.80%      (0.04)%pts.---
 50   Borrowed funds rate          6.08%        6.15%      (0.07)%pts.---

 51   Cost of all interest         4.07%        4.09%      (0.02)%pts.---
      bearing funds

 52   Cost of funds                3.45%        3.48%      (0.03)%pts.---
      (includes DDA)
 53   Cost of funds / earning      3.50%        3.53%      (0.03)%pts.---
      assets

 54   Net interest margin          4.48%        4.38%       0.10 %pts.---

 55   Full tax equivalent adj       $575         $389       $186        47.8%

      ---------------------------------
      Average Balances for Period
      ---------------------------------

 56   Loans                     $929,770     $915,828    $13,942         1.5%

 57   Investments
      (excl. mkt val adj)        602,596      590,570     12,026         2.0%

 58   Earning assets           1,532,366    1,506,395     25,971         1.7%

 59   Total assets             1,693,361    1,669,044     24,317         1.5%

 60   Deposits                 1,377,975    1,366,368     11,607         0.8%

 61   Borrowings                 175,824      160,846     14,978         9.3%

 62   Total equity              $118,894     $120,986   ($2,092)        -1.7%



                                       12c

     Earnings per share (diluted) for second quarter 1999 reached $.55, a record high for any second quarter and up 10% over the prior year; for the six month period, earnings per share rose 7.1%. Net income for the quarter and first half was $4.048 million and $7.736 million, up 3.7% and 1.9%, respectively. The greater improvement in earnings per share reflects fewer average shares outstanding as a result of the Company's share repurchase program. Since its inception last fall, over 495,000 shares or 6.5% of shares outstanding have been bought back, including 118,500 during the second quarter. Compared to first quarter 1999 results, earnings per share (diluted) were $.05 or 10% higher while net income was up $360,000 or 9.8%.

     Cash earnings per share (diluted) for the quarter increased to $.65, up 10.2% compared to last year. Cash or tangible return on assets (ROA) was 1.12% versus nominal ROA at .96%. And tangible return on equity (ROE) for the quarter rose 62 basis points over one year earlier to 15.96%, exceeding nominal ROE by
2.30 percentage points for the same period. The difference between cash and nominal results reflects the contribution of the Company's branch acquisitions on an economic basis, which excludes the non-cash impact of amortizing the premiums paid for the acquisitions.

     The Company's record high results for any second quarter reflect a combination of continued improvement in net interest margin to 4.48% from its low of one year ago (up nearly 30 basis points), resumption of loan growth from being unchanged during the first quarter (up 2.8% since March 31, 1999), expansion of the Bank's investment portfolio to take advantage of better buying opportunities as the yield curve steepens (up 7.8% during the quarter to being slightly higher than in mid 1998), increased noninterest income (up 5.3% from second quarter last year), careful management of overhead (virtually unchanged from four quarters earlier), and improved tax planning (reflected in a 4.5 percentage point reduction in the year-to-date effective tax rate). No securities gains were realized this quarter compared to one year ago when $1.0 million was recognized as part of managing our investment portfolio on a total return basis in that interest rate environment.

     Particularly important to the Company's results is that net interest income (full tax equivalent) achieved its highest level since fourth quarter 1997, having improved for the second consecutive quarter to $17.1 million from the 1998 quarterly low in the fourth quarter of $16.0 million. Part of the reason for the improvement was a 10 basis point increase in the net interest margin during the last three months to 4.48%. This reflects a better yield on the Company's investment portfolio due to the impact of reduced principle prepayments on the Company's collateralized mortgage obligation (CMO)
securities; in addition, there was a further 3 basis point reduction in our overall cost of funds due largely to downward pricing on selected time deposit maturities, a trend which began in second quarter 1998. Greater earning asset growth was also important to improved performance, rising $71.7 million since March 31, 1999 versus $6.9 million during the first quarter. Growth in the investment portfolio contributed nearly two-thirds of this most recent increase.

     Second quarter noninterest income (excluding net securities gains/losses) rose 5.3% from one year earlier to $3.9 million, with virtually all of the increase being related to general banking fees (overdraft fees, deposit service charges, and miscellaneous commissions), which rose over 12%. Financial services income was unchanged: Personal trust fees and fees from the Company's EBT/BPA business, which provides investment management, pension administration and consulting services, were up modestly, but an offsetting reduction occurred in mutual fund commissions largely due to a lag caused by an operations conversion to the Company's own broker/dealer operation. For the first six months, financial services income rose $292,000 or 12.5% while general banking fees climbed $529,000 or 12.3%. Miscellaneous income, which consists of various periodic items, was moderately lower year-to-date due to fewer transactions, such as the absence of an insurance claim and gain on life insurance received last year in the second and first quarter, respectively. Noninterest income, excluding transactions related to investment securities and disposal of branch properties, as a percent of operating income rose to 18.8% in the first six months of 1999 compared to 18.1% one year earlier.

     Loans rose $25.5 million during the quarter to $942.4 million, the strongest performance since the $38.7 million increase in last year's second quarter and in sharp comparison to the first quarter's $316,000 decrease. During the last twelve months, loans have grown by $48.1 million or 5.4%; in addition, $48.8 million in mortgages has been originated and sold in the secondary market, resulting in total managed loan growth of 10.8%. Nearly half the growth in loans outstanding during the second quarter was in commercial loans at $12.6 million, well in excess of the increases in the preceding three periods. Consumer mortgages and indirect installment loans rose about equally, accounting for 21% ($5.2 million) and 23% ($5.9 million), respectively, of the quarter's growth. Both categories reflected a seasonal pick-up from the first quarter, with indirect loans (nearly all financing new and used automobiles) showing their first net increase in one year. While showing a relatively modest increase at $1.8 million, consumer direct loans (including home equity loans) rose for the first time since the Company's mid-1997 branch acquisitions. In recognition of rising interest rates, origination and sale of mortgages in the secondary market were $8.8 million for the quarter, less than half the first quarter 1999 level and $2.2 million less than in second quarter 1998.

     Nonperforming loans ended the quarter at $4.7 million or .50% of loans outstanding, up $661,000 and .05%, respectively, from one year earlier. Based on the most recent peer bank data as of March 31, 1999, when the Company's nonperforming loan ratio was .49%, the comparable peer bank ratio was .74%, ranking CBSI in the favorable 37th percentile. Compared to year-end 1998, nonperformers have risen by nearly $720,000 or 18%. This change is more than accounted for by two borrowers having combined outstandings of nearly $900,000; one loan has a partial Small Business Administration guarantee and the other is a defaulted automobile dealer floor plan identified in early June now under criminal investigation. Charge-offs estimated at approximately $275,000 are expected to be recognized in the third quarter when the necessary details are clarified. In the meantime, a specific loan loss provision of $317,000 was established in the current quarter in anticipation of this determination.

     The ratio of loan loss reserves to loans outstanding increased slightly during the quarter to 1.39%, resulting in coverage over nonperformers at 278%, a level which management believes to be adequate. The ratio of delinquencies (30 days or more) and nonaccruals to total loans ended the quarter at 1.52%, up from 1.40% at year-end 1998 and 1.36% one year ago, but well within the Company's internal guideline of 2.0%.

     Loan loss provision expense increased to $1.4 million for the second quarter, $118,000 above the same period last year and $252,000 more than for the first three months of this year. This increase is entirely due to the provision for charge-offs anticipated in the third quarter on the two commercial customers discussed above. Net charge-offs on installment loans have continued to steadily improve both absolutely, down $728,000 or 31% for the first six months of 1999 versus 1998, and as a percentage of installment loans outstanding, averaging almost one half point lower at 1.08%. Combined net charge-offs on residential and commercial mortgages remain essentially unchanged for the two periods at approximately .03% of outstandings. Total second quarter net charge-offs as a percent of average loans were .41%. The second quarter provision covered actual net charge-offs by 1.48 times; when the anticipated charge-offs on the two above commercial loans are considered, coverage is 1.15 times. Coverage in excess of charge-offs is being taken in 1999 as a precaution is the event the Upstate New York economy weakens after its long sustained period of relative economic health.

     The Company's second quarter 1999 efficiency ratio (recurring overhead less intangible amortization compared to net interest plus recurring other income) improved to 56.8% from 60.6% one year earlier and 59.0% in the first quarter. This favorable trend is a function of several factors: an increase in net interest margin due to a lower cost of funds and reduced premium amortization on the Company's CMO securities, growth in earning assets, steady progress in developing more sources of noninterest income, and persistent control of overhead expense. Second quarter overhead was virtually unchanged from one year earlier and from first quarter 1999 levels. For the first six months, overhead rose $577,000 or 2.2%; overhead rose .6% after excluding branch disposal expenses of $322,000 this year versus none in 1998 and $96,000 in write-offs of fraudulent installment loans related to the defaulted dealer floor plan noted above.

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

     Based on its assessment, the Company determined that the majority of its processing systems are outsourced to industry standard vendors. The Company, through its Year 2000 Committee, has identified critical vendors and processes and have put in place monitoring and measuring techniques to assure its critical vendors are complying with the Federal Financial Institutions Examining Council guidelines for Year 2000 compliance. In brief, the Company's loan, deposit and general ledger systems are outsourced to Fiserv, Inc.; the investment accounting is outsourced to First Tennessee Bank; ATM processing is outsourced to U. S. Bank Network Services; and the trust account system employs Sungard software. The Company is subject to quarterly reviews by the Office of the Comptroller of the Currency (OCC), including year 2000 compliance. The Company presently believes that with the modifications to existing software and the conversions to new software that have been completed, the year 2000 issue has been mitigated without impact on the Company's operations.

     The Company has completed formal communications with all of its significant suppliers and large customers to determine the status of Year 2000 compliance and if appropriate contingency plans and business resumption plans are in place in the unlikely event the vendor or customer should experience a Year 2000 compliant failure. To date, 86% of our vendors have responded that they are Year 2000 compliant, 8% have reported that they are working diligently and will be Year 2000 compliant before January 1, 2000 and 6% have not yet stated their position (additional vendors have been added since last reported). The Company is closely following the progress of those vendors who are working on the project and will seek alternative vendors for all suppliers that can not become Year 2000 compliant or those vendors who have failed to respond to the Company's inquiries.

     The Company has utilized both internal and external resources to reprogram or replace, test and validate the software for Year 2000 modifications. The Company has estimated that the overall Year 2000 dollar expense for upgrades and equipment will total between $500,000 and $1,000,000. This budget estimate includes (but is not limited to) expenditures for upgrades to software and hardware for Item Processing as well as NCR ATM's, third party reviews of outsourcing vendors, proxy testing, PC software and hardware, the cost of service vendor mailings, follow-up testing, customer awareness efforts and commercial customer risk assessments. The Company has completed all renovations on critical systems. To date, the Company has incurred approximately $603,000 in expenses, funded through general operations. No major information technology projects have been significantly delayed as a result of Year 2000 compliance efforts.

     The costs of the project to complete the Year 2000 modifications are based on management's best estimates and efforts, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modifications plans and other factors. The Company does not anticipate any material disruption of service; however, there can be no guarantee that these estimates will be achieved.

Market Risk

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors which reviews and approves them annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest-related level and trends.

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

     The following reflects the Company's one year net interest income sensitivity analysis as of March 31, 1999. In addition to a 200 basis point increase/decrease in rates, this analysis assumes a static, no growth balance sheet:

      Rate Change                   Estimated
      Basis Points       Net Interest Income Sensitivity

       + 200 bp                        .43%

       - 200 bp                      (1.54%)

     The Company does not anticipate that results of the sensitivity analysis based on June 30, 1999 data will materially differ from the March 31, 1999 results.

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

     CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash flow funding needs over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90 day time horizons. As of June 30, 1999, this ratio was 15.5% and 14.3%, respectively.

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

                                                                   Second Quarter Ended June 30,
                                       ---------------------------------------------------------------------------------------------
                                                           1999                                        1998
                                       ---------------------------------------------------------------------------------------------
(000's omitted excep yields                 Avg.          Amt.of          Avg.            Avg.        Amt. of             Avg.
 and rates)                              Balance        Interest    Yield/Rate         Balance       Interest       Yield/Rate
                                                                          Paid                                            Paid
ASSETS:
                                         -------------------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold              $       315       $       4         4.68%     $     6,891    $        97            5.65%
     Time deposits in other banks             62               1         4.27%              35              1            5.76%

     Taxable investment securities       501,723           8,039         6.43%         627,169         10,218            6.54%
     Nontaxableinvestment securities     100,496           1,803         7.19%          26,002            520            8.02%
     Loans (net of unearned discount)    929,770          20,621         8.90%         877,616         20,548            9.39%
                                     ----------------------------                 ----------------------------
        Total interest-earning assets  1,532,366          30,468         7.97%       1,537,713         31,384            8.19%


Noninterest earning assets
     Cash and due from banks              63,326                                        55,511
     Premises and equipment               24,474                                        24,296
     Other Assets                         81,516                                        83,476
     Less:allowance for loans           (12,545)                                      (12,245)
     Net unrealized gains/(losses) on
       available-for-sale portfolio        4,224                                         3,065
                                     -----------                                   -----------

          Total                      $ 1,693,361                                   $ 1,691,816
                                     ===========                                   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing
liabailities
     Savings deposits                $   518,952           2,823         2.18%     $   506,630          3,190            2.58%
     Time deposits                       624,614           7,885         5.06%         695,905          9,740            5.61%
     Short-term borrowings                76,011             950         5.01%           8,163            113            5.55%
     Long-term borrowings                 99,813           1,715         6.89%         134,806          2,253            6.70%
                                     ---------------------------                  ---------------------------
          Total interest-bearing       1,319,390          13,373         4.07%       1,345,504         15,296            4.56%
          liabilities

Noninterest bearing liabilities
     Demand deposits                     234,409                                       208,192
     Other liabilities                    20,668                                        18,255
Shareholders' equity                     118,894                                       119,865
                                     -----------                                   -----------
            Total                    $ 1,693,361                                   $ 1,691,816


Net interest earnings                                  $  17,095                                  $    16,088
                                                        ========                                     ========

Net yield on interest-earning assets                                     4.47%                                           4.20%
                                                                         =====                                           =====

Federal tax exemption on nontaxable
investment securities included in interest
income                                                       575                                          166


                                       18

B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

     The volume and rate components of interest income and interest expense for each underlying category are as follows:

                    ----------------------------------------
                    2nd Quarter 1999 Versus 2nd Quarter 1998
                    ----------------------------------------

                    Increase (Decrease) Due to Change In (1)

                                               Volume        Rate    Net  Change

Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell          (79)        (14)           (93)

 Time deposits in other banks                       1         (1)

 Taxable investment securities                (2,010)       (169)        (2,179)

Nontaxable investment securities                1,655       (372)          1,283

   Loans (net of unearned discounts)            4,618     (4,545)             73


Total interest-earning assets (2)               (105)       (811)          (916)

Interest paid on:

   Savings deposits                               500       (867)          (367)

   Time deposits                                (948)       (907)        (1,855)

   Short-term borrowings                          914        (77)            837

   Long-term borrowings                         (947)         409          (538)

Total interest-bearing liabilities              (294)     (1,629)        (1,923)

Net interest earnings (2)                       (374)       1,381          1,007


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

C) The following table sets forth information by category of noninterest expenses of the Company for the periods indicated.

                               --------------------------------------------     ---------------------------------------------
(000's omitted)                         Three Months Ended June 30,                       Six Months Ended June 30,
                               --------------------------------------------     ---------------------------------------------
                                                     Change      Change                                 Change    Change
                                   1999       1998    Amount     Percent              1999        1998   Amount   Percent
                               --------------------------------------------     ---------------------------------------------
Personnel expense                6,494      6,542      (48)       -0.7%            13,079      12,986       93      0.7%

Net occupancy expense              987      1,004      (17)       -1.7%             2,045       2,075     (30)     -1.4%

Equipment expense                  903        814        89       10.9%             1,799       1,616      183     11.3%

Professional fees                  505        550      (45)       -8.2%               963         931       32      3.4%

Data processing expense            932      1,059     (127)      -12.0%             1,832       2,032    (200)     -9.8%

Amortization                     1,155      1,163       (8)       -0.7%             2,313       2,332     (19)     -0.8%

Stationary and supplies            323        423     (100)      -23.6%               620         718     (98)    -13.6%

Deposit insuranc premiums           45         46       (1)       -2.2%                93          95      (2)     -2.1%

Disposition of branch properties   121          0       121      100.0%               322           0      322    100.0%

Other                             1723      1,565       158       10.1%             3,341       3,045      296      9.7%
                               --------------------------------------------     ---------------------------------------------
            Total               13,188     13,166        22        0.2%            26,407      25,830      577      2.2%

Total operating expenses as a
percentage of average assets     3.12%      3.12%     0.00% pts                     3.17%       3.12%    0.05% pts


Efficiency ratio                 56.8%      60.6%     -3.8% pts                     57.9%       59.4%    -1.5% pts
   (excl one time items & intang. amort)


D) The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:
                                                  As of June 30,
(000's omitted)
                                                           Change      Change
                                        1999       1998    Amount     Percent
                                    -----------------------------------------
Real estate mortgages:
     Residential                     305,512    283,868    21,644        7.6%
     Commercial loans secured by
          real estate                121,862    108,332    13,530       12.5%
     Farm                             13,213     11,618     1,595       13.7%
                                    -----------------------------------------
          Total                      440,587    403,818    36,769        9.1%
Commercial,financial, and
agricultural:
     Agricultural                     24,853     24,189       664        2.7%
     Commercial and financial        164,551    154,451    10,100        6.5%
                                    -----------------------------------------
         Total                       189,404    178,640    10,764        6.0%

Installment loans to individuals:
     Direct                          101,390    101,698     (308)       -0.3%
     Indirect                        207,976    207,957        19        0.0%
     Student and other                 2,369      3,278     (909)      -27.7%
                                    -----------------------------------------
          Total                      311,735    312,933   (1,198)       -0.4%

Other Loans                            1,643        655       988      150.8%
                                    -----------------------------------------
Gross Loans                          943,369    896,046    47,323        5.3%

Less: Unearned discounts                 989      1,794     (805)      -44.9%
                                    -----------------------------------------
Net loans                            942,380    894,252    48,128        5.4%

   Reserve for possible loan losses   13,055     12,441       614        4.9%
                                    -----------------------------------------
Loans net of loan loss reserve       929,325    881,811    47,514        5.4%

E) The following table presents information concerning the aggregate amount of nonperforming assets:

                                                      As of June 30,
(000's omitted)
                                       -----------------------------------------
                                                              Change     Change
                                            1999      1998    Amount    Percent
                                       -----------------------------------------

Loans accounted for on a
     nonaccrual basis                      3,515     2,693       822      30.5%

Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payments        1,189     1,350     (161)     -11.9%
                                           -----     -----    ------     ------

     Total nonperforming loans             4,704     4,043       661      16.3%

Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors and
     Creditors for Troubled Debt
     Restructurings"                         123       126       (3)      -2.4%

     Other Real Estate                       853       975     (122)     -12.5%
                                           -----     -----    ------     ------
     Total nonperforming assets            5,680     5,144       536      10.4%

Ratio of allowance for loan losses to
period-end loans                           1.39%     1.39%    (0.00) % pts  ---

Ratio of allowance for loan losses to
period-end nonperforming loans            277.5%    308.0%    (30.5) % pts  ---

Ratio of allowance for loan losses to
period-end nonperforming assets           229.8%    241.9%    (12.0) % pts  ---

Ratio of nonperforming assets to period-end
total loans and other real estate owned    0.60%     0.56%      0.04 % pts  ---


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


                                                 Three Months Ended June 30,                      Six Months Ended June 30,
(000's omitted)
                                           -------------------------------------           -------------------------------------
                                                                Change    Change                                 Change   Change
                                              1999       1998   Amount   Percent               1999        1998  Amount  Percent
                                           -------------------------------------           -------------------------------------
Amount of loans outstanding at end
of period                                  942,380    857,842   84,538      9.9%            942,380     857,842  84,538     9.9%

Daily average amount of loans (net         929,770    877,616   52,154      5.9%            922,836     863,492  59,344     6.9%
of unearned discount)

Balance of allowance for possible
loan losses at beginning of period          12,594     12,434      160      1.3%             12,441      12,434       7     0.1%

Loans charged off:
     Commercial, financial, and agricultural   246        102      144    141.2%                372         281      91    32.4%
     Real estate construction                    0          0                                     0           0
     Real estate mortgage                        3       (43)       46   -107.0%                 33           0      33   100.0%
     Installment                               983      1,450    (467)    -32.2%              2,167       2,840   (673)   -23.7%
                                           -------------------------------------           -------------------------------------
          Total loans charged off            1,232      1,509    (277)    -18.4%              2,572       3,121   (549)   -17.6%


Recoveries of loans previously charged
off:
     Commercial, financial, and agricultural    32         12       20    166.7%                 92          82      10    12.2%
     Real estate construction                    0          0                                     0           0
     Real estate mortgage                        0          0                                     3           0
     Installment                               240        201       39     19.4%                501         372     129    34.7%
                                           -------------------------------------           -------------------------------------
          Total recoveries                     272        213       59     27.7%                596         454     142    31.3%


Net loans charged off                          960      1,296    (336)    -25.9%              1,976       2,667   (691)   -25.9%

Additions to allowance charged to
expense                                      1,421      1,303      118      9.1%              2,590       2,674    (84)    -3.1%

Balance at end of period                    13,055     12,441      614      4.9%             13,055      12,441     614     4.9%

Ratio of net chargeoffs to average loans
outstanding                                   .41%       .59%    -.18%    ------               .43%        .62%   -.19%   ------



                                       22

G) The following table sets forth information by category of noninterest income for the Company for the periods indicated.


                                     -----------------------------------------------     ---------------------------------------
(000's omitted)                                  Three Months Ended June 30,                        Six Months Ended June 30,
                                     -----------------------------------------------     ---------------------------------------
                                              1999       1998   Change    Change               1999        1998  Change   Change
                                                                Amount   Percent                                 Amount  Percent
                                     -----------------------------------------------     ---------------------------------------

Personal trust services                        316        294       22      7.5%                667         568      99    17.4%
Mutual fund and related investment             313        348     (35)    -10.1%                637         598      39     6.5%
     products
BPA/EBT income                                 628        610       18      3.0%              1,322       1,167     155    13.3%
Deposit service charges                        941        908       33      3.6%              1,803       1,722      81     4.7%
Overdraft fees                                 796        720       76     10.6%              1,513       1,304     209    16.0%
Other service charges and fees                 811        642      169     26.3%              1,497       1,259     238    18.9%
                                     -----------------------------------------------     ---------------------------------------

     Total customer related revenue          3,805      3,522      283      8.0%              7,439       6,618     821    12.4%

Net security gains (losses)                      0      1,000  (1,000)   -100.0%                277       1,266   (989)   -78.1%
Disposition of branch properties                 0       (43)       43   -100.0%                  0        (68)      68  -100.0%
                                     -----------------------------------------------     ---------------------------------------
     Nonrecurring other income                   0        957    (957)   -100.0%                277       1,198   (921)   -76.9%

Miscellaneous income                            75        204    (129)    -63.2%                267         550   (283)   -51.5%
                                     -----------------------------------------------     ---------------------------------------

     Total                                   3,880      4,683    (803)    -17.1%              7,983       8,366   (383)    -4.6%

Total noninterest income (excluding
nonrecurring items) as a percentage          18.5%      18.8%    (0.3) %pts. ---              18.8%       18.1%     0.7%pts. ---
of operating income


                                       23

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

    b)    Reports on Form 8-K:

          Filed April 19, 1999
          Item 5. Other Events. Disclosure of insider trading activity

                                  Signatures


     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         Community Bank System, Inc.




Date:  August 13, 1999                                     /s/ Sanford A. Belden
                                                 Sanford A. Belden,President and
                                                         Chief Executive Officer


Date:  August 13, 1999                                      /s/ Charles M. Ertel
                                            Charles M. Ertel,Assistant Treasurer
                                                      (Chief Accounting Officer)