Form 10-Q
period 1999-09-30
COMMUNITY BANK SYSTEM INC
filed 1999-11-15
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the nine months ended September 30, 1999


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

Common Stock, No par value - 7,104,929 shares outstanding as of November 3, 1999

                                         INDEX
                       COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.  Information

    Item 1. Financial Statements (Unaudited)

              Consolidated balance sheets --
              September 30, 1999, December 31, 1998 and September 30, 1998

              Consolidated statements of income -- Three months ended September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998

              Consolidated statements of cash flows --
              Nine months ended September 30, 1999,  and 1998

              Consolidated statements of comprehensive income --
              Nine months ended September 30, 1999 and 1998


    Item 2. Management's   Discussion  and  Analysis  of  Financial
            Conditions and Results of Operations


Part II.   Other Information

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 3. Defaults upon Senior Securities

    Item 4. Submission of Matters to a Vote of Securities Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K
              None

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                    September 30,      December 31,      September 30,
                                                                             1999              1998               1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                             $65,091,886       $78,893,438        $57,081,062
  Federal funds sold                                                            0                 0                  0
----------------------------------------------------------------------------------------------------------------------
                                TOTAL CASH AND CASH EQUIVALENTS        65,091,886        78,893,438         57,081,062

  Investment securities
    U.S. Treasury                                                       2,998,612         2,994,897          2,994,070
    U.S. Government agencies and corporations                         172,245,313       167,469,638        187,224,026
    States and political subdivisions                                 116,938,713        44,628,567         38,679,080
    Mortgage-backed securities                                        288,510,826       336,090,432        333,253,723
    Federal Reserve Bank                                                2,173,950         2,173,950          2,173,950
    Other securities                                                   59,856,087        32,936,733         26,847,678
      Investment securities at cost                                   642,723,501       586,294,217        591,172,527
    Market value adjustment on available for sale securities         (13,380,293)         7,245,550         10,952,652
----------------------------------------------------------------------------------------------------------------------
                                    TOTAL INVESTMENT SECURITIES       629,343,208       593,539,767        602,125,179

  Loans                                                               983,509,902       918,527,226        910,973,997
    Less: Unearned discount                                               836,869         1,307,106          1,525,582
          Reserve for possible loan losses                             12,922,448        12,441,255         12,441,255
----------------------------------------------------------------------------------------------------------------------
                                                      NET LOANS       969,750,585       904,778,865        897,007,160

  Bank premises and equipment                                          25,326,018        24,877,782         24,695,272
  Accrued interest receivable                                          14,040,688        12,375,334         12,859,935
  Intangible assets                                                    51,188,821        54,438,219         55,183,219
  Other assets                                                         19,426,697        11,785,296         10,405,536
----------------------------------------------------------------------------------------------------------------------
                                                   TOTAL ASSETS    $1,774,167,903    $1,680,688,701     $1,659,357,363
======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
    Noninterest bearing                                              $235,931,666      $249,863,649       $217,916,933
    Interest bearing                                                1,136,069,588     1,128,201,929      1,184,988,007
----------------------------------------------------------------------------------------------------------------------
                                                 TOTAL DEPOSITS     1,372,001,254     1,378,065,578      1,402,904,940
----------------------------------------------------------------------------------------------------------------------
  Federal funds purchased                                              19,400,000        34,700,000          2,000,000
  Term borrowings                                                     220,000,000       100,000,000         80,000,000
  Company obligated mandatorily redeemable preferred securities of subsidiary, Community Capital Trust I holding solely junior
    subordinated debentures of the Company                             29,815,500        29,810,438         29,808,750
    Accrued interest and other liabilities                             21,303,212        17,947,217         17,046,269
----------------------------------------------------------------------------------------------------------------------
                                              TOTAL LIABILITIES     1,662,519,966     1,560,523,233      1,531,759,959
----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Common stock (7,141,429; 7,296,453; 7,557,391                       7,640,029         7,623,053          7,622,291
     shares outstanding)
    Surplus                                                            33,254,071        32,842,772         32,833,532
    Undivided profits                                                  92,117,129        84,591,247         82,497,354
    Accumulated other comprehensive income                            (7,914,444)         4,285,743          6,478,493
    Treasury stock (498,600; 326,600; 64,900 shares)                 (13,431,869)       (9,151,956)        (1,791,618)
    Shares issued under employee stock plan - unearned                   (16,979)          (25,391)           (42,648)
----------------------------------------------------------------------------------------------------------------------
                                     TOTAL SHAREHOLDERS' EQUITY       111,647,937       120,165,468        127,597,404
----------------------------------------------------------------------------------------------------------------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,774,167,903    $1,680,688,701     $1,659,357,363
======================================================================================================================

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                  1999          1998           1999           1998
------------------------------------------------------------------------------------------------------------------------
Interest Income:
 Interest and fees on loans                                     $21,437,547   $21,164,790    $62,308,068    $61,551,640
 Interest and dividends on investments:
   U.S. Treasury                                                     67,630        67,338        202,839        201,455
   U.S. Government agencies and corporations                      3,073,221     4,084,379      9,127,545     12,969,949
   States and political subdivisions                              1,431,908       459,370      3,548,344      1,104,110
   Mortgage-backed securities                                     4,701,497     4,921,719     12,953,255     15,772,155
   Other securities                                               1,040,067       478,871      2,480,103      1,519,832
 Interest on federal funds sold                                           0       111,768          3,681        276,298
 Interest on deposits at other banks                                    457           467          1,542          1,462
------------------------------------------------------------------------------------------------------------------------
                                       Total interest income     31,752,327    31,288,702     90,625,377     93,396,901
------------------------------------------------------------------------------------------------------------------------

Interest expense:
 Interest on deposits
   Savings                                                        2,805,526     3,060,212      8,393,354      9,376,800
   Time                                                           7,800,575     9,633,466     23,590,750     28,686,287
 Interest on federal funds purchased and
   term borrowings                                                2,859,363     1,349,012      6,497,460      4,531,357
 Interest on mandatorily redeemable capital
   securities of subsidiary                                         732,938       732,938      2,198,813      2,198,813
------------------------------------------------------------------------------------------------------------------------
                                      Total interest expense     14,198,402    14,775,628     40,680,377     44,793,257
------------------------------------------------------------------------------------------------------------------------
                                         Net interest income     17,553,925    16,513,074     49,945,000     48,603,644
Less:  Provision for possible loan losses                         1,099,178     1,176,560      3,689,140      3,850,638
------------------------------------------------------------------------------------------------------------------------
         Net Interest income after provision for loan losses     16,454,747    15,336,514     46,255,860     44,753,006
------------------------------------------------------------------------------------------------------------------------

Other income:
 Fiduciary and investment services                                  535,356       461,804      1,786,192      1,407,096
 Service charges on deposit accounts                              1,889,621     1,848,686      5,205,664      4,874,648
 Commissions on investment products                                 237,008       311,259        861,293        909,688
 Other service charges, commissions and fees                      1,838,951     1,342,208      4,087,740      3,391,740
 Miscellaneous income                                                20,107       101,937        286,683        583,005
 Investment security gains (losses)                               (498,990)       132,331      (222,348)      1,397,859
------------------------------------------------------------------------------------------------------------------------
                                          Total other income      4,022,053     4,198,225     12,005,224     12,564,036
------------------------------------------------------------------------------------------------------------------------

Other expenses:
 Salaries and employee benefits                                   6,655,947     6,357,263     19,734,494     19,343,180
 Occupancy expense, net                                             937,947     1,041,066      2,982,896      3,115,793
 Equipment and furniture expense                                    778,568       992,138      2,577,291      2,608,620
 Amortization of intangible assets                                1,152,563     1,156,859      3,465,998      3,488,536
 Other                                                            3,740,429     3,440,803     10,911,859     10,261,926
------------------------------------------------------------------------------------------------------------------------
                                        Total other expenses     13,265,454    12,988,129     39,672,538     38,818,055
------------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                 7,211,346     6,546,610     18,588,546     18,498,987
Income taxes                                                      2,309,064     2,374,083      5,949,768      6,736,701
------------------------------------------------------------------------------------------------------------------------
                            Income before extraordinary item      4,902,282     4,172,527     12,638,778     11,762,286
Cumulative effect of adopting FAS 133, net of taxes                       0       193,859              0        193,859
------------------------------------------------------------------------------------------------------------------------
                                                  NET INCOME     $4,902,282    $4,366,386    $12,638,778    $11,956,145
========================================================================================================================
                                  Earnings per share - Basic          $0.69         $0.57          $1.75          $1.57
                                                   - Diluted          $0.68         $0.56          $1.73          $1.54
========================================================================================================================
See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Nine Months Ended September 30, 1999 and 1998

                                                                                           1999                1998
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net income                                                                         $12,638,778         $11,956,145
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                                       2,192,378           2,084,204
   Amortization of intangible assets                                                  3,465,998           3,488,536
   Net amortization of security premiums and discounts                                3,462,248           4,502,473
   Amortization of discount on loans                                                  (470,237)                  0
   Provision for loan losses                                                          3,689,140           3,850,638
   Provision for deferred taxes                                                       2,836,389             373,378
   (Gain)\loss on sale of investment securities                                         222,348         (1,397,859)
   (Gain)\loss on sale of loans and other assets                                      (192,329)           (267,262)
   Change in interest receivable                                                    (1,665,354)            532,883
   Change in other assets and other liabilities                                       1,449,636           1,559,877
   Change in unearned loan fees and costs                                             (992,999)         (1,129,105)
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                         26,635,996          25,553,908
-------------------------------------------------------------------------------------------------------------------

Investing Activities:
 Proceeds from sales of investment securities                                        10,003,654          68,334,830
 Proceeds from maturities of held to maturity investment securities                   2,160,894          49,116,687
 Proceeds from maturities of available for sale investment securities               143,357,875          55,553,922
 Purchases of held to maturity investment securities                                (2,968,688)         (7,021,469)
 Purchases of available for sale investment securities                            (212,667,616)       (153,079,155)
 Net change in loans outstanding                                                   (66,969,193)        (68,760,903)
 Capital expenditures                                                               (2,700,055)         (3,052,680)
 Proceeds from sales of property and equipment                                           23,339                   0
 Other investing activities                                                           (216,600)                   0
-------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                           (129,976,390)        (58,908,768)
-------------------------------------------------------------------------------------------------------------------

Financing Activities:
 Net change in demand deposits, NOW accounts, and savings accounts                  (7,563,501)          42,812,882
 Net change in certificates of deposit                                                1,499,177          14,406,100
 Net change in federal funds purchased                                             (15,300,000)        (43,000,000)
 Net change in term borrowings                                                      120,000,000                   0
 Issuance (retirement) of common and preferred stock                                    187,928             464,449
 Treasury stock purchased                                                           (4,279,913)         (1,791,618)
 Cash dividends                                                                     (5,004,849)         (4,562,294)
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                          89,538,842           8,329,519
-------------------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                                (13,801,552)        (25,025,342)
 Cash and cash equivalents at beginning of year                                      78,893,438          82,106,403
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           65,091,886          57,081,062
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                              $40,252,379         $41,977,506
===================================================================================================================
Cash paid for income taxes                                                           $3,113,379          $7,011,612
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                        $1,786,232          $1,749,286
Gross change in unrealized gains and (losses) on
 available-for-sale securities                                                    ($20,625,844)          $6,254,573
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For Nine Months Ended September 30, 1999 and 1998

                                                                         1999           1998
---------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax:
 Unrealized gains on securities:
  Change in unrealized holding gains (losses)  arising
   during period                                               $ (20,848,192)   $  7,652,432
  Less:  Reclassification adjustment for gains included in
         net income                                                   222,348    (1,397,859)
---------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                    (20,625,844)      6,254,573
Income tax benefit related to items of other comprehensive          8,425,657    (2,554,993)
income
---------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                    (12,200,187)      3,699,580

Plus:  Net income                                                  12,638,778     11,956,145
---------------------------------------------------------------------------------------------

Comprehensive income
                                                               $      438,591   $ 15,655,725
=============================================================================================

See notes to consolidated financial statements

                       Community Bank System, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements

                                        (Unaudited)

                                    September 30, 1999

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

On January 29, 1997, Community Bank System, Inc. ("Company"),formed a wholly-owned subsidiary, Community Capital Trust I ("Trust"), a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on September 30, 1999 were $31,246,080 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

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

Note B -- Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

-------------------------------------------------------------------------------
For nine months ended                Income     Shares             Per share
September 30, 1999                                                  amount
-------------------------------------------------------------------------------

     Net Income                  12,638,778

     Basic EPS                   12,638,778  7,215,683               $    1.75


Effect of diluted securities:
       Stock options                      0     87,493
                                -----------------------
        DILUTED EPS             $12,638,778  7,303,176                 $  1.73
===============================================================================

-------------------------------------------------------------------------------
For nine months ended                Income     Shares             Per share
September 30, 1998                                                  amount
-------------------------------------------------------------------------------

     Net Income                  11,956,145


     Basic EPS                   11,956,145  7,610,264               $    1.57


Effect of diluted securities:
       Stock options                      0    131,348
                                -----------------------
               DILUTED EPS      $11,956,145  7,741,612                 $  1.54
===============================================================================

-------------------------------------------------------------------------------
For three months ended               Income     Shares             Per share
September 30, 1999                                                  amount
-------------------------------------------------------------------------------

     Net Income                   4,902,282


     Basic EPS                    4,902,282  7,144,248               $    0.69


Effect of diluted securities:
       Stock options                      0     85,191
                                -----------------------
               DILUTED EPS       $4,902,282  7,229,439                 $  0.68
===============================================================================

-------------------------------------------------------------------------------
For three months ended               Income     Shares             Per share
September 30, 1998                                                  amount
-------------------------------------------------------------------------------

     Net Income                   4,366,386


     Basic EPS                    4,366,386  7,616,519               $    0.57


Effect of diluted securities:
       Stock options                      0    138,041
                                -----------------------
               DILUTED EPS       $4,366,386  7,754,560                 $  0.56
===============================================================================

Part 1.  Financial Information

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations

The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the nine months ended September 30, 1999 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through June 30, 1999 as provided by the Federal Reserve System; the peer group is comprised of 156 bank holding companies having $1 to $3 billion in assets.

Forward-Looking Statements

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

The foregoing list of important factors is not exclusive. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

                                             COMMUNITY BANK SYSTEM, INC.
                                                SUMMARY OF OPERATIONS
                                          EARNINGS AND BALANCE SHEET RECAP
                                     3RD QUARTER 1999 AND FULL YEAR COMPARISONS




000s Omitted                                          Three Months Ended September 30,

  Line                                                                   Change     Change
  No.    Earnings                                 1999         1998      Amount    Percent
  ---------------                                 ----------------------------------------


   1     Net interest income                   $17,554      $16,513      $1,041       6.3%

   2     Loan loss provision                     1,099        1,177        (78)      -6.6%

   3     Net interest income
         after provision for
         loan losses                            16,455       15,336       1,119       7.3%

   4     Investment security
         gain (loss)                              (499)         132       (631)        ---

   5     Other income                            4,521        4,066         455      11.2%

   6     Other expense                          12,113       11,831         282       2.4%

   7     Intangible amortization                 1,153        1,157         (4)      -0.3%

   8a    Inc before inc tax and                  7,211        6,546         665      10.2%
              extraordinary items
   8b    FAS 133 net of income taxes                 0          194       (194)    -100.0%

   9     Income tax                              2,309        2,374        (65)      -2.7%

   10    Net income                             $4,902       $4,366        $536      12.3%

         Earnings per share
  11a    Basic                                   $0.69        $0.57       $0.12      21.1%
  11b    Diluted                                 $0.68        $0.56       $0.12      21.4%
                                         ===================================================

         Balances At Period End
         ----------------------
   12    Loans                                $982,673     $909,448     $73,225       8.1%

   13    Investments (excl mkt val adj,
           incl money mkt inv)                 643,054      591,208      51,846       8.8%

   14    Earning assets                      1,625,727    1,500,656     125,071       8.3%

   15    Loan loss reserve                      12,922       12,441         481       3.9%

   16    Intangible assets                      51,189       55,183     (3,994)      -7.2%

   17    Total assets                        1,774,168    1,659,357     114,811       6.9%

   18    Deposits                            1,372,001    1,402,905    (30,904)      -2.2%

   19    Borrowings                            269,216      111,809     157,407     140.8%

   20    Total equity                         $111,648     $127,597   ($15,949)     -12.5%



                                       10a


000s Omitted                                          Nine Months Ended September 30,

  Line                                                                   Change     Change
  No.    Earnings                                 1999         1998      Amount    Percent
  ---------------                                 ----------------------------------------


   1     Net interest income                   $49,945      $48,604      $1,341       2.8%

   2     Loan loss provision                     3,689        3,851       (162)      -4.2%

   3     Net interest income                    46,256       44,753       1,503       3.4%
         after provision for
         loan losses

   4     Investment security                     (222)        1,398     (1,620)        ---
         gain (loss)

   5     Other income                           12,227       11,166       1,061       9.5%

   6     Other expense                          36,206       35,329         877       2.5%

   7     Intangible amortization                 3,466        3,489        (23)      -0.7%

   8a    Inc before inc tax and                 18,589       18,499          90       0.5%
              extraordinary items
   8b    FAS 133 net of income taxes                 0          194       (194)    -100.0%

   9     Income tax                              5,950        6,737       (787)     -11.7%

   10    Net income                            $12,639      $11,956        $683       5.7%

         Earnings per share
  11a    Basic                                   $1.75        $1.57       $0.18      11.5%
  11b    Diluted                                 $1.73        $1.54       $0.19      12.3%
                                        ===================================================

         Balances At Period End
         ----------------------
   12    Loans                                $982,673     $909,448     $73,225       8.1%

   13    Investments (excl mkt val adj,
           incl money mkt inv)                 643,054      591,208      51,846       8.8%

   14    Earning assets                      1,625,727    1,500,656     125,071       8.3%

   15    Loan loss reserve                      12,922       12,441         481       3.9%

   16    Intangible assets                      51,189       55,183     (3,994)      -7.2%

   17    Total assets                        1,774,168    1,659,357     114,811       6.9%

   18    Deposits                            1,372,001    1,402,905    (30,904)      -2.2%

   19    Borrowings                            269,216      111,809     157,407     140.8%

   20    Total equity                         $111,648     $127,597   ($15,949)     -12.5%

                                       10b

000s Omitted                                          Three Months Ended

  Line                                         Sep 30,      Jun 30,      Change     Change
  No.    Earnings                                 1999         1999      Amount    Percent
  ---------------                              -------------------------------------------


   1     Net interest income                   $17,554      $16,519      $1,035       6.3%

   2     Loan loss provision                     1,099        1,421       (322)     -22.7%

   3     Net interest income
         after provision for
         loan losses                            16,455       15,098       1,357       9.0%

   4     Investment security
         gain (loss)                              (499)           0       (499)        ---

   5     Other income                            4,521        3,880         641      16.5%

   6     Other expense                          12,113       12,033          80       0.7%

   7     Intangible amortization                 1,153        1,155         (2)      -0.2%

   8a    Inc before inc tax and                  7,211        5,790       1,421      24.5%
              extraordinary items
   8b    FAS 133 net of income taxes                 0            0           0       0.0%

   9     Income tax                              2,309        1,742         567      32.6%

   10    Net income                             $4,902       $4,048        $854      21.1%

         Earnings per share
  11a    Basic                                   $0.69        $0.56       $0.13      23.2%
  11b    Diluted                                 $0.68        $0.55       $0.13      23.6%
                                        ==================================================


         Balances At Period End
         ----------------------
   12    Loans                                $982,673     $942,380     $40,293       4.3%

   13    Investments (excl mkt val adj,        643,054      639,734       3,320       0.5%
           incl money mkt inv)

   14    Earning assets                      1,625,727    1,582,114      43,613       2.8%

   15    Loan loss reserve                      12,922       13,055       (133)      -1.0%

   16    Intangible assets                      51,189       52,299     (1,110)      -2.1%

   17    Total assets                        1,774,168    1,748,666      25,502       1.5%

   18    Deposits                            1,372,001    1,379,290     (7,289)      -0.5%

   19    Borrowings                            269,216      237,014      32,202      13.6%

   20    Total equity                         $111,648     $113,294    ($1,646)      -1.5%




                                       10c

                                             COMMUNITY BANK SYSTEM, INC.
                                                SUMMARY OF OPERATIONS
                                          EARNINGS AND BALANCE SHEET RECAP
                                     3RD QUARTER 1999 AND FULL YEAR COMPARISONS


000s Omitted                                          Three Months Ended September 30,

  Line                                                                   Change     Change
  No.    Profitability                            1999         1998      Amount    Percent
  --------------------                            ----------------------------------------

   21    Return on assets                        1.12%      1.03%     0.09 %pts.---
   22    Return on equity                       17.17%     14.08%     3.09 %pts.---

   23    Cash EPS (diluted)                      $0.77      $0.65    $0.12           18.5%
   24    Tangible return on                      1.27%      1.19%     0.08 %pts.---
         assets
   25    Tangible return on                     19.56%     16.28%     3.28 %pts.---
         equity

   26    Net interest margin                     4.49%      4.34%     0.15 %pts.---

   27    Non interest income/                    19.9%      19.6%      0.4 %pts.---
         operating income (excl sec gains)

   28    Efficiency ratio                        52.6%      56.9%    (4.3) %pts.---
         (excl one time items and
         intangible amortization)

         Capital
         -------
   29    Tier I leverage ratio                   5.79%      5.92%   (0.13) %pts.---

         Common shares
  30a    Weighted average                        7,248      7,756    (508)           -6.6%
  30b    Period end                              7,141      7,557    (416)           -5.5%

   31    Cash dividends declared                 $0.25      $0.23    $0.02            8.7%
         per common share

   32    Common stock price                     $27.38     $28.69  ($1.32)           -4.6%

  33a    Book value                             $15.63     $16.88  ($1.25)           -7.4%
  33b    Tangible book value                     $8.55      $9.58  ($1.03)          -10.8%

         Asset Quality Ratios
         --------------------
   34    Loan loss reserve /
         loans outstanding                       1.32%      1.37%   (0.05) %pts.---

   35    Nonperforming loans /
         loans outstanding                       0.42%      0.48%   (0.06) %pts.---

   36    Loan loss reserve /
         nonperforming loans                      316%       286%       30 %pts.---

   37    Net charge-offs /
         average loans                           0.51%      0.52%   (0.01) %pts.---

   38    Loan loss provision /
         net charge-offs                           89%       100%     (11) %pts.---

   39    Nonperforming assets /
         loans outstanding+OREO                  0.48%      0.62%   (0.14) %pts.---


                                       11a


000s Omitted                                          Nine Months Ended September 30,

  Line                                                                   Change     Change
  No.    Profitability                            1999         1998      Amount    Percent
  --------------------                            ----------------------------------------

   21    Return on assets                        0.99%      0.95%     0.04 %pts. ---
   22    Return on equity                       14.36%     13.24%     1.12 %pts. ---

   23    Cash EPS (diluted)                      $2.01      $1.81    $0.20           11.0%
   24    Tangible return on                      1.15%      1.12%     0.03 %pts. ---
         assets
   25    Tangible return on                     16.69%     15.52%     1.17 %pts. ---
         equity

   26    Net interest margin                     4.45%      4.33%     0.12 %pts. ---

   27    Non interest income/                    19.2%      18.6%      0.6 %pts. ---
         operating income (excl sec gains)

   28    Efficiency ratio                        56.0%      58.6%    (2.6) %pts. ---
         (excl one time items and )
         intangible amortization)

         Capital
         -------
   29    Tier I leverage ratio                   5.79%      5.92%   (0.13) %pts. ---

         Common shares
  30a    Weighted average                        7,321      7,742    (421)           -5.4%
  30b    Period end                              7,141      7,557    (416)           -5.5%

   31    Cash dividends declared                 $0.71      $0.63    $0.08           12.7%
         per common share

   32    Common stock price                     $27.38     $28.69  ($1.32)           -4.6%

  33a    Book value                             $15.63     $16.88  ($1.25)           -7.4%
  33b    Tangible book value                     $8.55      $9.58  ($1.03)          -10.8%

         Asset Quality Ratios
         --------------------
   34    Loan loss reserve /
         loans outstanding                       1.32%      1.37%   (0.05)%pts. ---

   35    Nonperforming loans /
         loans outstanding                       0.42%      0.48%   (0.06)%pts. ---

   36    Loan loss reserve /
         nonperforming loans                      316%       286%       30 %pts. ---

   37    Net charge-offs /
         average loans                           0.46%      0.59%   (0.13)%pts. ---

   38    Loan loss provision /
         net charge-offs                          115%       100%       15 %pts. ---

   39    Nonperforming assets /
         loans outstanding+OREO                  0.48%      0.62%   (0.14)%pts. ---

                                       11b



000s Omitted                                          Three Months Ended,

  Line                                         Sep 30,      Jun 30,      Change     Change
  No.    Profitability                            1999         1999      Amount    Percent
  --------------------                          ------------------------------------------

   21    Return on assets                        1.12%      0.96%     0.16 %pts. ---
   22    Return on equity                       17.17%     13.66%     3.51 %pts. ---

   23    Cash EPS (diluted)                      $0.77      $0.65    $0.12           18.5%
   24    Tangible return on                      1.27%      1.12%     0.15 %pts. ---
         assets
   25    Tangible return on                     19.56%     15.96%     3.60 %pts. ---
         equity

   26    Net interest margin                     4.49%      4.48%     0.01 %pts. ---

   27    Non interest income/                    19.9%      18.5%      1.4 %pts. ---
         operating income (excl sec gains)

   28    Efficiency ratio                        52.6%      57.6%    (5.0) %pts. ---
         (excl one time items and )
         intangible amortization)

         Capital

   29    Tier I leverage ratio                   5.79%      5.71%     0.08 %pts. ---

         Common shares
  30a    Weighted average                        7,248      7,322     (74)           -1.0%
  30b    Period end                              7,141      7,144      (3)            0.0%

   31    Cash dividends declared                 $0.25      $0.23    $0.02            8.7%
         per common share

   32    Common stock price                     $27.38     $25.38    $2.00            7.9%

  33a    Book value                             $15.63     $15.86  ($0.23)           -1.4%
  33b    Tangible book value                     $8.55      $8.54    $0.01            0.1%

         Asset Quality Ratios

   34    Loan loss reserve /
         loans outstanding                       1.32%      1.39%   (0.07) %pts. ---

   35    Nonperforming loans /
         loans outstanding                       0.42%      0.50%   (0.08) %pts. ---

   36    Loan loss reserve /
         nonperforming loans                      316%       278%       38 %pts. ---

   37    Net charge-offs /
         average loans                           0.51%      0.41%     0.10 %pts. ---

   38    Loan loss provision /
         net charge-offs                           89%       148%     (59) %pts. ---

   39    Nonperforming assets /
         loans outstanding+OREO                  0.48%      0.60%   (0.12) %pts. ---



                                       11c

                                             COMMUNITY BANK SYSTEM, INC.
                                                SUMMARY OF OPERATIONS
                                          EARNINGS AND BALANCE SHEET RECAP
                                     3RD QUARTER 1999 AND FULL YEAR COMPARISONS


000s Omitted

                                                      Three Months Ended September 30,

  Line                                                                   Change     Change
  No.    Asset Quality Components                 1999         1998      Amount    Percent
                                                 -----------------------------------------

   40    Nonaccruing loans                      $3,257       $2,726        $531      19.5%

   41    90+ days delinquent                       836        1,629        -793     -48.7%
   42    Tot nonperforming loans                $4,093       $4,355       -$262      -6.0%

   43    Troubled debt                             119          138         -19     -13.8%
         restructurings

   44    Other real estate                         501        1,248        -747     -59.9%
   45    Tot nonperforming assets               $4,713       $5,741    ($1,028)     -17.9%

         Components of Net Interest Margin

   46    Loan yield                              8.85%        9.34%      (0.49) %pts. ---
   47    Investment yield                        6.74%        6.53%        0.21 %pts. ---

   48    Earning asset yield                     8.00%        8.18%      (0.18) %pts. ---

   49    Interest bearing deposits rate          3.72%        4.21%      (0.49) %pts. ---
   50    Borrowed funds rate                     5.88%        6.73%      (0.85) %pts. ---

   51    Cost of all interest                    4.10%        4.44%      (0.34) %pts. ---
         bearing funds

   52    Cost of funds                           3.49%        3.81%      (0.32) %pts. ---
         (includes DDA)
   53    Cost of funds / earning                 3.51%        3.84%      (0.33) %pts. ---
         assets

   54    Net interest margin                     4.49%         4.34        0.15 %pts. ---

   55    Full tax equivalent adj.                 $614         $214        $400     186.9%


         Average Balances for Period

   56    Loans                                $960,860     $898,992     $61,868       6.9%

   57    Investments
         (excl. mkt val adj)                   643,622      629,083      14,539       2.3%

   58    Earning assets                      1,604,482    1,528,075      76,407       5.0%

   59    Total assets                        1,743,095    1,682,609      60,486       3.6%

   60    Deposits                            1,371,162    1,416,923    (45,761)      -3.2%

   61    Borrowings                            242,367      122,696     119,671      97.5%

   62    Total equity                         $113,266     $123,061    ($9,795)      -8.0%


                                       12a


                                                      Nine Months Ended September 30,

  Line                                                                   Change     Change
  No.    Asset Quality Components                 1999         1998      Amount    Percent
                                                 -----------------------------------------

   40    Nonaccruing loans                      $3,257       $2,726        $531      19.5%

   41    90+ days delinquent                       836        1,629        -793     -48.7%
   42    Tot nonperforming loans                $4,093       $4,355       -$262      -6.0%

   43    Troubled debt restructurings              119          138         -19     -13.8%
         restructurings

   44    Other real estate                         501        1,248        -747     -59.9%
   45    Tot nonperforming assets               $4,713       $5,741     -$1,028     -17.9%

         Components of Net Interest Margin

   46    Loan yield                              8.90%        9.40%      (0.50) %pts. ---
   47    Investment yield                        6.53%        6.75%      (0.22) %pts. ---

   48    Earning asset yield                     7.96%        8.27%      (0.31) %pts. ---

   49    Interest bearing deposits rate          3.76%        4.27%      (0.51) %pts. ---
   50    Borrowed funds rate                     6.01%        6.71%      (0.70) %pts. ---

   51    Cost of all interest                    4.09%        4.52%      (0.43) %pts. ---
         bearing funds

   52    Cost of funds                           3.47%        3.90%      (0.43) %pts. ---
         (includes DDA)
   53    Cost of funds / earning                 3.51%        3.95%      (0.43) %pts. ---
         assets

   54    Net interest margin                     4.45%        4.33%        0.12 %pts. ---

   55    Full tax equivalent adj.               $1,578         $516      $1,062     205.8%


         Average Balances for Period

   56    Loans                                $935,650     $875,455     $60,195       6.9%

   57    Investments
         (excl. mkt val adj)                   612,457      642,342    (29,885)      -4.7%

   58    Earning assets                      1,548,107    1,517,797      30,310       2.0%

   59    Total assets                        1,702,105    1,674,595      27,510       1.6%

   60    Deposits                            1,371,853    1,401,471    (29,618)      -2.1%

   61    Borrowings                            193,311      134,038      59,273      44.2%

   62    Total equity                         $117,687     $120,759    ($3,072)      -2.5%

                                       12b


                                                      Three Months Ended,

  Line                                         Sep 30,      Jun 30,      Change     Change
  No.    Asset Quality Components                 1999         1999      Amount    Percent
                                                 -----------------------------------------

   40    Nonaccruing loans                      $3,257       $3,515       -$258      -7.3%

   41    90+ days delinquent                       836        1,189        -353     -29.7%
   42    Tot nonperforming loans                $4,093       $4,704       -$611     -13.0%

   43    Troubled debt restructurings              119          123          -4      -3.3%
         restructurings

   44    Other real estate                         501          853        -352     -41.3%
   45    Tot nonperforming assets               $4,713       $5,680       -$967     -17.0%

         Components of Net Interest Margin

   46    Loan yield                              8.85%        8.90%      (0.05) %pts.---
   47    Investment yield                        6.74%        6.55%        0.19 %pts.---

   48    Earning asset yield                     8.00%        7.97%        0.03 %pts.---

   49    Interest bearing deposits rate          3.72%        3.76%      (0.04) %pts.---
   50    Borrowed funds rate                     5.88%        6.08%      (0.20) %pts.---

   51    Cost of all interest                    4.10%        4.07%        0.03 %pts.---
         bearing funds

   52    Cost of funds                           3.49%        3.45%        0.04 %pts.---
         (includes DDA)
   53    Cost of funds / earning                 3.51%        3.50%        0.01 %pts.---
         assets

   54    Net interest margin                     4.49%        4.48%        0.01 %pts.---

   55    Full tax equivalent adj                  $614         $575         $39       6.8%


         Average Balances for Period

   56    Loans                                $960,860     $929,770     $31,090       3.3%

   57    Investments
         (excl. mkt val adj)                   643,622      602,596      41,026       6.8%

   58    Earning assets                      1,604,482    1,532,366      72,116       4.7%

   59    Total assets                        1,743,095    1,693,361      49,734       2.9%

   60    Deposits                            1,371,162    1,377,975      -6,813      -0.5%

   61    Borrowings                            242,367      175,824      66,543      37.8%

   62    Total equity                         $113,266     $118,894     -$5,628      -4.7%



                                       12c

Earnings per share (diluted) for third quarter 1999 reached $.68, a record high for the Company and up 21% over the prior year; for the nine month period, earnings per share rose 12.3% to $1.73. Net income for the quarter and nine months was $4.902 million and $12.639 million, up 12.3% and 5.7%, respectively. The greater improvement in earnings per share reflects fewer average shares outstanding as a result of the Company's share repurchase program; since its inception last fall, 498,600 shares or 6.5% of shares outstanding have been bought back. Compared to second quarter 1999 results, earnings per share (diluted) were higher by $.13 or 24% while net income was up $854,000 or 21%.

Cash earnings per share (diluted) for the quarter increased to $.77, up 10.2% compared to last year. Cash or tangible return on assets (ROA) was 1.27% versus nominal ROA at 1.12%. And tangible return on equity (ROE) for the quarter rose
3.28 percentage points over one year earlier to 19.56%, exceeding nominal ROE by
2.39 percentage points for the same period. The difference between cash and nominal results reflects the contribution of the Company's branch acquisitions on an economic basis, which excludes the non-cash impact of amortizing the premiums paid for the acquisitions.

The Company's record high results reflect a combination of continued stability in our net interest margin over the last six months at 4.49% this quarter (up 15 basis points from one year ago), a second consecutive period of strong loan growth from being unchanged during the first quarter (up 8.1% since September 30, 1998), and greater contribution from the Bank's investment portfolio, where yields have improved and a full three-months' benefit was felt from purchases made during the April to June 1999 period (the portfolio being now 8.8% higher than one year earlier).

Other important performance factors include increased noninterest income (up 11.2% from third quarter last year), careful management of overhead (up slightly from second quarter levels but a modest 2.4% increase over four quarters earlier), and improved tax planning (reflected in a 4.5 percentage point reduction in the year-to-date effective tax rate). Nearly $500,000 in securities losses was realized this quarter on sales of $5.9 million, resulting in higher net interest income in future periods; $132,000 in gains was recognized in third quarter 1998 as part of managing our investment portfolio on a total return basis in that interest rate environment.

An overriding achievement of the quarter is that net interest income (full tax equivalent) achieved the highest level in our history, exceeding its previous record in fourth quarter 1997. Net interest income has improved for the third consecutive period to $18.2 million from the 1998 quarterly low in the fourth quarter of $16.0 million. Even though fourth quarter 1997 margins were 30 basis points higher than now, the current net interest milestone occurred because of $175 million more in average earning assets. Seventy two percent of that increase reflects loan growth despite Upstate New York's generally lackluster economy.

Net interest income in the most recent quarter also benefited from the restoration of yields on the Company's premium collateralized mortgage obligations (CMOs), whose performance had been penalized since first quarter 1998 due to historically high refinancing activity causing unusually large prepayments on the underlying mortgages. Funding of $76 million in growth in average earning assets over the last year has largely been a combination of $22 million more in personal and business demand deposits (up 10.9%) and growth in capital market borrowings, $61 million of which replaced run-off of large municipal deposits.

Third quarter noninterest income (excluding net securities gains/losses) rose 11.2% from one year earlier to $4.5 million. Over half of the increase related to financial services, which rose by $260,000. The two primary factors explaining that improvement are 22% more revenues from the Company's EBT/BPA business, which provides investment management, pension administration and consulting services, and a 50% increase in the annual dividend the Company receives from the sale of creditor life insurance underwritten by a subsidiary of the New York State Bankers Association. The balance of the increase in noninterest income was from deposit service charges and miscellaneous commissions, which rose over 13%.

For the first nine months, noninterest income, excluding net securities gains/losses and one-time events related to the disposition of branch properties, has risen by nearly $1.0 million or 8.9% over the same period last year. Financial services, which now comprises 37% of total fee income, rose 12.8%; specialty products, which largely includes electronic and mortgage banking and servicing activities, climbed 32%, contributing 11% of fee income; and general banking fees, making up 52% of noninterest income, increased 2.6%. Noninterest income, excluding transactions related to investment securities and disposal of branch properties, as a percent of operating income rose to 19.2% in the first nine months of 1999 compared to 18.6% one year earlier.

Loans rose over $40 million during the last three months to nearly $983 million, the strongest quarterly loan growth in the Company's history (the last record, excluding acquisitions, being in second quarter 1998), building on a $25 million increase in the preceding quarter. During the last twelve months, loans have grown by over $73 million or 8.1%; in addition, $43.8 million in mortgages has been originated and sold in the secondary market, resulting in total managed loan growth of 11.9%. The largest share of growth in loans outstanding during the third quarter was in commercial loans at $14.7 million, 16% greater than the previous quarter's increase and well in excess of growth in the three quarters prior to that. Consumer direct loans (including home equity loans), which last quarter rose modestly for the first time since the Company's mid-1997 branch acquisitions, increased an unusually large $13.2 million, primarily due to the successful "Summer Sizzler" promotion. Next, extending the climb which began in late March 1999, indirect consumer installment loans (predominantly automobile financing) increased an additional $9.0 million, over 50% more than second quarter 1999's pick-up. Lastly, consumer mortgages were up a modest $3.4 million in response to reduced mortgage activity caused by rising interest rates. Similarly, origination and sale of mortgages in the secondary market were $6.0 million for the quarter, which compares to $8.8 million in second quarter 1999 and $11.1 million in third quarter 1998.

Nonperforming loans ended the quarter at $4.0 million or .42% of loans outstanding, down over $600,000 and .08%, respectively, during the last three months and below September 30, 1998 levels as well. Based on the most recent peer bank data as of June 30, 1999, when the Company's nonperforming loan ratio was .50%, CBSI ranked in the favorable 36th percentile. With the exception of last quarter, nonperforming loans have been in the acceptable $4.0-$4.4 million range for the last two years.

The ratio of loan loss reserves to loans outstanding decreased seven basis points during the quarter to 1.32%, but because of lower nonperforming loans, coverage over nonperformers improved to 316%, a level which management believes to be adequate. The ratio of delinquencies (30 days or more) and nonaccruals to total loans decreased from the June 30, 1999 level to 1.35% at September 30, having remained in the 1.30% to 1.50% band for the last eighteen months, well within the Company's internal guideline of 2.0%.

Loan loss provision expense decreased to $1.1 million for the third quarter, $78,000 below the same period last year and $322,000 less than for the second quarter of this year. This latter large decrease is due to the provision in that period having anticipated $275,000 in charge-offs in the current quarter on two commercial customers. Actual charge-offs taken on those loans were $380,000. Net charge-offs on installment loans continued to exhibit the improvements achieved since their peak in fourth quarter 1997, down $1.0 million or 30% for the first nine months of 1999 versus 1998, and as a percentage of installment loans outstanding, averaging almost 45 basis points lower at 1.02%. Net charge-offs for the Company as a whole averaged .46% of loans outstanding through September 30 versus .59% last year. The year-to-date provision covered actual net charge-offs by 1.15 times, this margin having been established in 1999 as a precaution in the event the Upstate New York economy weakens after its long sustained period of relative economic health.

The Company's nine month efficiency ratio (recurring overhead less intangible amortization compared to net interest plus recurring other income) improved to 56.0% from 58.5% through September 30 of last year. This favorable trend is a function of several factors: an increase in net interest margin due to a lower cost of funds and reduced premium amortization on the Company's CMO securities, growth in earning assets, steady progress in developing more sources of noninterest income, and persistent control of overhead expense. For the first nine months of this year, overhead (before intangible amortization) rose $877,000 or 2.5% over the same 1998 period. Excluding branch disposal expenses of $501,000 this year versus none in 1998 and $142,000 in losses on fraudulent customer transactions, overhead has risen .7%.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than the four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

Based on its assessment, the Company determined that the majority of its processing systems are outsourced to industry standard vendors. The Company, through its Year 2000 Committee, has identified critical vendors and processes and have put in place monitoring and measuring techniques to assure its critical vendors are complying with the Federal Financial Institutions Examining Council guidelines for Year 2000 compliance. In brief, the Company's loan, deposit and general ledger systems are outsourced to Fiserv, Inc.; the investment accounting is outsourced to First Tennessee Bank; ATM processing is outsourced to U. S. Bank Network Services; and the trust account system employs Sungard software. The Company is subject to quarterly reviews by the Office of the Comptroller of the Currency (OCC), including year 2000 compliance. The Company presently believes that with the modifications to existing software and the conversions to new software that have been completed, that the year 2000 issue has been mitigated without impact on the Company's operations.

The Company has completed formal communications with all of its significant suppliers and large customers to determine the status of Year 2000 compliance and, if appropriate, contingency plans and business resumption plans are in place in the unlikely event the vendor or customer should experience a Year 2000 compliant failure. To date, 90% of our vendors have responded that they are Year 2000 compliant, 8% have reported that they are working diligently and will be Year 2000 compliant before January 1, 2000 and 2% have not yet stated their position (additional vendors have been added since last reported). The Company is closely following the progress of those vendors who are working on the project and none of the later group is deemed to be in any way significant.

The Company has utilized both internal and external resources to reprogram or replace, test and validate the software for Year 2000 modifications. The Company has estimated that the overall Year 2000 dollar expense for upgrades and equipment will total between $800,000 and $1,000,000. This budget estimate includes (but is not limited to) expenditures for upgrades to Item Processing software and hardware, NCR ATM's, third party reviews of outsourcing vendors, proxy testing, PC software and hardware, the cost of service vendors mailings, follow-up testing, customer awareness efforts and commercial customer risk assessments. The Company has completed all renovations on critical systems. To date, the Company has incurred approximately $655,000 in expenses, funded through general operations. No major information technology projects have been significantly delayed as a result of Year 2000 compliance efforts. The costs of the project to complete the Year 2000 modifications are based on management's best estimates and efforts, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modifications plans and other factors. The Company does not anticipate any material disruption of service; however, there can be no guarantee that these estimates will be achieved.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors, which reviews and approves them annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market related interest level and trends.

At Community Bank System, Inc., the fundamental purpose behind interest rate risk management is to maximize net interest income over both a short-term tactical and longer-term strategic time horizon. Because the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk.

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

The following reflects the Company's one year net interest income sensitivity analysis as of June 30, 1999. In addition to a 200 basis point increase/decrease in rates, this analysis assumes a static, no growth balance sheet:

    Rate Change                   Estimated
    Basis Points          Net Interest Income Sensitivity

    + 200 bp                         .20%

    - 200 bp                       (1.25%)

The Company does not anticipate that results of the sensitivity analysis based on September 30, 1999 data will materially differ from the June 30, 1999 results.

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

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash flow funding needs over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90 day time horizons. As of September 30, 1999, this ratio was 16.5% and 18.4%, respectively.

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
                                         Third Quarter Ended September 30,
                            ---------------------------------------------------------------------
                                        1999                              1998
                            ---------------------------------------------------------------------
(000's omitted except                 Avg.   Amt. of     Avg.           Avg.   Amt. of     Avg.
 yields and rates)                 Balance  Interest Yield/Rate      Balance  Interest Yield/Rate
                                                         Paid                              Paid
ASSETS:                     ---------------------------------------------------------------------
Interest-earning assets:
  Federal funds sold              $      0  $      0    0.00%     $    8,191   $   112    5.41%
 Time deposits in                       74         0    1.24%             35         0    5.30%
   other banks

  Taxable investment               530,251     8,990    6.73%        585,392     9,553    6.47%
   securities
  Nontaxable investment            113,297     1,938    6.79%         35,465       673    7.53%
   securities
  Loans (net of                    960,860    21,438    8.85%        898,992    21,165    9.34%
   unearned discount)             -------- ---------               --------- ---------
     Total interest-earning      1,604,482    32,366    8.00%      1,528,075    31,503    8.18%
      assets

Noninterest earning assets
  Cash and due from                 57,340                            55,615
   banks
  Premises and equipment            24,307                            24,649
  Other Assets                      78,341                            82,709
  Less:allowance for loans        (12,942)                          (12,270)
  Net unrealized gains/(losses)
   on available-for-sale
   portfolio                       (8,433)                             3,831
                                  --------                         ---------
     Total                     $ 1,743,095                       $ 1,682,609
                                 =========                         =========

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
  Savings deposits               $ 514,671     2,806    2.16%     $  511,138     3,060    2.38%
  Time deposits                    615,821     7,801    5.03%        685,490     9,634    5.58%
  Short-term borrowings            142,552     1,862    5.18%          7,182       103    5.69%
  Long-term borrowings              99,815     1,730    6.88%        115,514     1,979    6.80%
                                   -----------------               -------------------
     Totalinterest-bearing       1,372,859    14,199    4.10%      1,319,324    14,776    4.44%
      liabilities

Noninterest bearing
 liabilities
 Demand deposits                   240,670                           220,294
 Other liabilities                  16,300                            19,930
 Shareholders' equity              113,266                           123,061
                                  --------                         ---------
     Total                     $ 1,743,095                       $ 1,682,609
                                 =========                         =========

Net interest earnings                       $ 18,167                          $ 16,727
                                            =========                         =========

Net yield on                                            4.49%                             4.34%
interest-earning assets                                =======                           =======

Federal tax exemption on nontaxable investment
securities included in interest income           614                               214

B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

                             ---------------------------------
                              3rd Quarter 1999 versus 3rd
                              Quarter 1998
                             ---------------------------------

                              Increase (Decrease) Due to
                              Change In (1)

                                                        Net
                                 Volume      Rate    Change
Interest earned on:
Federal funds sold and
securities purchased under         (56)      (56)     (112)
agreements to resell


Time deposits in other banks          2       (2)         -


Taxable investment              (2,486)     1,923     (563)
securities


Nontaxable investment             1,714     (449)     1,265
securities


Loans (net of unearned            5,147   (4,874)       273
discounts)

Total interest-earning
assets (2)                        4,365   (3,502)       863


Interest paid
on:                                 138     (392)     (254)
Savings deposits


Time deposits                     (930)     (903)   (1,833)


Short-term borrowings             1,823      (64)     1,759


Long-term borrowings              (398)       149     (249)


Total interest-bearing            2,909   (3,486)     (577)
liabilities (2)


Net interest earnings (2)           853       587     1,440



1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

C) The following table sets forth information by category of noninterest expenses of the Company for the periods indicated.

                         Three Months Ended September 30,         Nine Months Ended September 30,
(000's omitted)     --------------------------------------    --------------------------------------
                                          Change    Change                          Change    Change
                          1999     1998   Amount   Percent         1999      1998   Amount   Percent
                    --------------------------------------    --------------------------------------
Personnel expense        6,655    6,357      298      4.7%       19,734    19,343       391     2.0%

Net occupancy expense      938    1,041    (103)     -9.9%        2,983     3,116     (133)    -4.3%

Equipment expense          778      993    (215)    -21.7%        2,577     2,609      (32)    -1.2%

Professional fees          570      535       35      6.5%        1,533     1,466       67      4.6%

Data processing expense  1,050      957       93      9.7%        2,877     2,989     (112)    -3.7%

Amortization             1,153    1,157      (4)     -0.3%        3,466     3,489      (23)    -0.7%

Stationary and supplies    291      333     (42)    -12.6%          911     1,051     (140)   -13.3%

Deposit insurance premiums  44       48      (4)     -8.3%          137       143       (6)    -4.2%

Disposition of branch      179        0      179    100.0%          501         0      501    100.0%
 properties
Other                    1,607    1,825    (218)    -11.9%        4,953     4,870       83      1.7%
                     --------------------------------------    --------------------------------------
          Total         13,265   12,988      277      2.1%       39,672    38,818      854      2.2%
Total operating expenses
 as a percentage of
 average assets          3.02%    3.06%   -0.04% pts              3.12%     3.10%      0.02% pts

Efficiency ratio         52.6%    56.9%    -4.3% pts              56.0%     58.6%      -2.6% pts
 (excl one time items & intang. amort)

D)The amounts of the Company's loans outstanding (net of deferred loan fees or costs)at the dates indicated are shown in the following table according to type of loan:
                                               As of September 30,
(000's omitted)                        -------------------------------
                                                         Change Change
                                          1999    1998  Amount Percent
Real estate mortgages:                 -------------------------------
     Residential                        310,964 290,066  20,898   7.2%
     Commercial loans secured
       by real estate                   127,625 111,747  15,878  14.2%
     Farm                                15,253  11,902   3,351  28.2%
                                       -------------------------------
       Total                            453,842 413,715  40,127   9.7%

Commercial, financial, and agricultural
     Agricultural                        26,172  24,478   1,694   6.9%
     Commercial and financial           170,984 159,525  11,459   7.2%
                                       -------------------------------
       Total                            197,156 184,003  13,153   7.1%

Installment loans to individuals:
     Direct                             106,537  99,817   6,720   6.7%
     Indirect                           216,905 206,536  10,369   5.0%
     Student and other                    6,469   6,049     420   6.9%
                                       -------------------------------
          Total                         329,911 312,402  17,509   5.6%

Other Loans                               2,601     854   1,747 204.6%
                                       -------------------------------
Gross Loans                             983,510 910,974  72,536   8.0%

Less: Unearned discounts                    837   1,526   (689) -45.2%
                                       -------------------------------
Net loans                               982,673 909,448  73,225   8.1%

Reserve for possible loan losses         12,922  12,441     481   3.9%
                                       -------------------------------
Loans, net of loan loss reserve         969,751 897,007  72,744   8.1%

E) The following table presents information concerning the aggregate amount of nonperforming assets:

                                                As of September 30,
(000's omitted)
                                  ----------------------------------------------
                                                               Change    Change
                                         1999        1998      Amount   Percent
                                  ----------------------------------------------

Loans accounted for on a
  nonaccrual basis                      3,257       2,726         531     19.5%

Accruing loans which are
  contractually past due 90 days
  or more as to principal or interest
  payments                                836       1,629       (793)    -48.7%

  Total nonperforming loans             4,093       4,355       (262)     -6.0%

Loans which are "troubled debt
  restructurings" as defined
  in Statement of Financial Accounting
  Standards No. 15 "Accounting by
  Debtors and Creditors for Troubled
  Debt Restructurings"                    119         138        (19)    -13.8%

  Other Real Estate                       501       1,248       (747)    -59.9%

  Total nonperforming assets            4,713       5,741     (1,028)    -17.9%


Ratio of allowance for loan
losses to period-end loans              1.32%       1.37%      (0.05)% pts  ---

Ratio of allowance for loan
losses to period-end
nonperforming loans                    315.7%      286.0%        29.7% pts  ---

Ratio of allowance for loan
losses to period-end
nonperforming assets                   274.2%      216.7%        57.5% pts  ---

Ratio of nonperforming assets to
period-end total loans and
other real estate owned                 0.48%       0.62%      (0.14)% pts  ---



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


                                              Three Months Ended September 30,              Nine Months Ended September 30,
(000's omitted)
                                          -----------------------------------------   -------------------------------------------
                                                                   Change    Change                              Change    Change
                                                1999       1998    Amount   Percent          1999       1998     Amount   Percent
                                          -----------------------------------------   -------------------------------------------
Amount of loans outstanding at end
of period                                    983,510    910,974    72,536      8.0%       983,510    910,974     72,536      8.0%

Daily average amount of loans (net           960,860    898,992    61,868      6.9%       935,650    898,992     36,658      4.1%
of unearned discount)

Balance of allowance for possible
loan losses at beginning of period            13,055     12,441       614      4.9%        12,441     12,434          7      0.1%

Loans charged off:
     Commercial, financial, and agricultural     492        129       363    281.4%           864        410        454    110.7%
     Real estate construction                      0          0                                 0          0
     Real estate mortgage                          0         20       (20)  -100.0%            33         20         13     65.0%
     Installment                               1,000      1,235      (235)   -19.0%         3,167      4,075      (908)    -22.3%
                                          -----------------------------------------      -------------------------------------------
        Total loans charged off                1,492      1,384       108      7.8%         4,064      4,505      (441)     -9.8%


Recoveries of loans previously charged off:
     Commercial, financial, and agricultural      2l         51       (30)   -58.8%           113        133       (20)    -15.0%
     Real estate construction                      0          0                                 0          0
     Real estate mortgage                          2          0                                 5          0
     Installment                                 237        157        80     51.0%           738        529        209     39.5%
                                          -----------------------------------------      -------------------------------------------
          Total recoveries                       260        208        52     25.0%           856        662        194     29.3%


Net loans charged off                          1,232      1,176        56      4.8%         3,208      3,843       (635)   -16.5%

Additions to allowance charged to
expense                                        1,099      1,176       (77)    -6.5%         3,689      3,850      (161)     -4.2%

Balance at end of period                      12,922     12,441       481      3.9%        12,922     12,441        481      3.9%
Ratio of net chargeoffs to average loans
outstanding                                    0.51%      0.52%    -0.01%    ------         0.46%      0.59%     -0.13%    ------

G) The following table sets forth information by category of noninterest income for the Company for the periods indicated.

(000's omitted)           Three Months Ended September 30,    Nine Months Ended September 30,
                          -------------------------------------------------------------------
                              1999    1998 Change  Change      1999    1998   Change  Change
                                           Amount Percent                     Amount Percent
                          --------------------------------  ---------------------------------

Personal trust services        295     292      3    1.0%       962     860      102   11.9%

Mutual fund and related
 investment products           262     312   (50)  -16.0%       899     910     (11)   -1.2%

BPA/EBT income                 670     594     76   12.8%     1,992   1,761      231   13.1%

Deposit service charges      1,047   1,003     44    4.4%     2,850   2,725      125    4.6%

Overdraft fees                 843     846    (3)   -0.4%     2,356   2,150      206    9.6%

Other service charges        1,407     918    489   53.3%     2,904   2,177      727   33.4%
 and fees
                          --------------------------------  ---------------------------------

Total customer related       4,524   3,965    559   14.1%    11,963  10,583    1,380   13.0%
 revenue

Net security gains           (499)     132  (631) -478.0%     (222)   1,398  (1,620) -115.9%
 (losses)

Disposition of branch            0       0      0      0         0     (68)      68  -100.0%
 properties
                          --------------------------------  ---------------------------------

 Nonrecurring other          (499)     132  (631) -478.0%     (222)   1,330  (1,552) -116.7%
  income

Miscellaneous income           (3)     101  (104) -103.0%       264     651    (387)  -59.4%
                          --------------------------------  ---------------------------------

     Total                   4,022   4,198  (176)   -4.2%    12,005  12,564    (559)   -4.4%


Total noninterest income
(excluding nonrecurring
items) as a percentage       19.9%   19.6%    0.4%pts---      19.2%   18.6%     0.6%pts---
of operating income

Part II.  Other Information

Item  1.  Legal Proceedings.

          Not Applicable

Item  2.  Changes in Securities.

          Not Applicable

Item  3.  Defaults Upon Senior Securities.
          Not Applicable.

Item  4.  Submission of Matters to a Vote of Securities Holders.
          Not Applicable.

Item  5.  Other Information.
          Not Applicable.

Item  6.  Exhibits and Reports on Form 8-K

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





                               Community Bank System, Inc.




Date: November 12, 1999
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer


Date:  November 12, 1999
                                           Charles M. Ertel, Assistant Treasurer
                                                        Chief Accounting Officer