Form 10-K
period 1999-12-31
COMMUNITY BANK SYSTEM INC
filed 2000-03-30
CIK 723188

================================================================================
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

  X FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number 0-11716



                                [GRAPHIC OMITTED]
                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                    16-1213679
   -------------------------------                     ---------------
   (State or other jurisdiction of                      (I.R.S.Employer
            incorporation)                             Identification No.)

5790 Widewaters Parkway, DeWitt, New York                 13214-1883
-----------------------------------------                 ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during all the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

          $146,622,818 based upon average selling price of $20.673 and
                       7,092,479 shares on March 15, 2000.
         ---------------------------------------------------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            7,092,479 shares of Common Stock, no par value, were and
                         outstanding on March 15, 2000.
          -------------------------------------------------------------

                 DOCUMENTS INCORPORATED BY REFERENCE.
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

     Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 17, 2000 (the "Proxy Statement") is incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS





PART I                                                                     Page

Item 1.    Business ....................................................... 3
Item 2.    Properties ..................................................... 9
Item 3.    Legal Proceedings .............................................. 9
Item 4.    Submission of Matters to a Vote of Security Holders ............ 9
Item 4A.   Executive Officers of the Registrant ...........................10


PART II

Item 5.    Market for Registrant's Common Equity
           and Related Shareholder Matters ................................11
Item 6.    Selected Financial Data ........................................11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................13
Item 8.    Financial Statements and Supplementary Data:
            Community Bank System, Inc. and Subsidiaries:
             Consolidated Statements of Financial Condition ...............42
             Consolidated Statements of Income ............................43
             Consolidated Statements of Changes in Shareholders' Equity ...44
             Consolidated Statements of Cash Flows ........................45
             Notes to Consolidated Financial Statements ...................46
             Independent Auditor's Report .................................62
           Two Year Selected Quarterly Data, 1999 and 1998 ................63

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ...........................................63

PART III

Item 10.   Directors and Executive Officers of the Registrant .............63
Item 11.   Executive Compensation .........................................64
Item 12.   Security Ownership of Certain Beneficial Owners and Management..64
Item 13.   Certain Relationships and Related Transactions .................64


PART IV

Item 14.   Exhibits,Financial Statement Schedules,and Reports on Form 8-K..64
Signatures ................................................................66

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

Item 1. Business
-----------------

GENERAL

Community Bank System, Inc.("Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214 and its telephone number is
(315) 445-2282. The Company became a bank holding company in 1984 with the acquisition of The St. Lawrence National Bank ("St. Lawrence Bank") on February 3, 1984 and the First National Bank of Ovid (renamed Horizon Bank, N.A or "Horizon Bank") on March 2, 1984. Also in 1984 the Company obtained a national bank charter for its third wholly-owned subsidiary bank, The Exchange National Bank ("Exchange Bank"), and on July 1, 1984 Exchange Bank acquired the deposits and certain of the assets of three branches of the Bank of New York located in Southwestern New York. On September 30, 1987, the Company acquired The Nichols National Bank ("Nichols Bank") located in Nichols, New York. On September 30, 1988, the Company acquired ComuniCorp, Inc., a one-bank holding company located in Addison, New York, the parent company to Community National Bank ("Community Bank").

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

The Company  also had a  wholly-owned  mortgage  banking  subsidiary,  Community
Financial Services, Inc. (CFSI), which was established in June 1986; it commenced operation in January 1987. In July 1988, CFSI purchased Salt City Mortgage Corp., a Syracuse-based mortgage broker. CFSI ceased operations in 1990 and was renamed CFSI Close-Out Corp. in 1997.

In July 1996, the Company purchased Benefit Plans Administrators of Utica, New York, a pension administration and consulting firm serving sponsors of defined benefit and defined contribution plans.

On February 3, 1997, the Company formed a subsidiary business trust, Community Capital Trust I, for the purpose of issuing preferred securities, which qualify as Tier 1 capital. Concurrent with its formation, the trust issued $30,000,000 of 9.75% preferred securities in an exempt offering maturing in year 2027 and guaranteed by the Company. The entire net proceeds to the trust from the offering were invested in junior subordinated obligations of the Company.

On June 19, 1998, the Company formed a subsidiary of the Bank, Community Financial Services, Inc., to offer selected insurance products through its own agency.

On December 22, 1998, the Company formed a broker/dealer subsidiary of the Bank, Community Investment Services Inc., which is fully implemented with ten
Financial Consultants available to provide investment advice and products to customers.

On February 26, 1999, CBNA Preferred Funding Corp., a Real Estate Investment Trust (REIT), was established as a subsidiary of the Bank to hold fixed rate real estate mortgages that are serviced by the Bank.

On February 7, 2000, the Company announced its intention to acquire Elias Asset Management, a nationally recognized firm that currently manages $700 million in assets for individuals, corporate pension and profit sharing plans, and foundations.

The Company provides banking services through its two regional offices at 45-49 Court Street, Canton, New York and 201 North Union Street, Olean, New York, as well as through 67 customer facilities in the eighteen counties of St. Lawrence, Jefferson, Lewis, Oneida, Cayuga, Seneca, Ontario, Oswego, Wayne, Yates, Allegany, Cattaraugus, Tioga, Steuben, Chautauqua, Franklin, Herkimer, and Onondaga. The administrative office is located at 5790 Widewaters Parkway, DeWitt, New York, in Onondaga County.

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

The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. About 63% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. In addition, the typical loan to the Company's commercial business borrowers is under $75,000, with nearly 80% of its customers representing about 25% of commercial loans outstanding.

Other Services. The Bank offers a range of trust services, including personal trust, employee benefit trust, investment management, financial planning and custodial services. In addition, the Bank offers nonbank financial products including fixed- and variable-rate annuities, mutual funds, and stock investments. The Bank also offers safe deposit boxes, travelers checks, money orders, wire transfers, collections, foreign exchange, drive-in facilities, automatic teller machines (ATMs), and twenty-four hour depositories. Through an accounts receivable management program, the Bank provides a service to qualifying businesses by purchasing accounts receivable on a discounted basis. Customers of the Bank also receive pension administration and consulting service pertaining to their defined benefit and defined contribution plans from CBSI's nonbank subsidiary, Benefit Plans Administrative Services, Inc. (BPA); BPA also provides services to nonbank customers.

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

Northern Market. Branches in the Northern Market compete for loans and deposits in the six county market area of St. Lawrence, Jefferson, Lewis, Franklin, Herkimer, and Oneida Counties in Northern New York State. Within this market area, the Bank maintains a market share(1) of 10.1% including commercial banks, credit unions, savings and loan associations and savings banks. However, in its three county primary market area (St. Lawrence, Jefferson, and Lewis), the Bank has a 24.0% share. The Bank operates 27 customer facilities in this market and is ranked either first or second in market share in 17 of the 20 towns where these offices are located.

Finger Lakes Market. In the Finger Lakes Market, the Bank operates 14 customer facilities competing for loans and deposits in the six-county market area of Seneca, Oswego, Ontario, Wayne, Onondaga, and Cayuga Counties. Within the Finger Lakes Market area, the Bank maintains a market share (1) of approximately 2.8% including commercial banks, credit unions, savings and loan associations and savings banks. However, the Bank's primary market within this region is Seneca County, where the Bank has a 35.7% share. The Bank is ranked either first or second in market share in six of the eleven Finger Lakes Market area towns where its offices are located.

Southern  Tier  Market.   The  Bank's  Southern  Tier  Market  consists  of  two
sub-markets, the Olean submarket and the Corning submarket.

Olean Submarket. The Olean Submarket competes for loans and deposits in the primary market area of Cattaraugus, Chautauqua, and Allegany Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share (1) of approximately 14.2% including commercial banks, credit unions, savings and loan associations and savings banks. The Olean Submarket operates 16 office locations (including the Falconer branch opened in February 2000), and the Bank is ranked either first or second in market share in 12 of the 14 towns where these offices are located.

Corning Submarket. The Corning Submarket competes for loans and deposits in the primary market area of Steuben, Yates and Tioga Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share (1) of approximately 9.7% including commercial banks, credit unions, savings and loan associations and savings banks. The Corning Submarket operates ten office locations, and the Bank is ranked either first or second in market share in seven of the eight towns where these offices are located. The Bank also competes for loans where it has no banking facilities; this secondary market area includes Chemung and Schuyler Counties in New York State, and Tioga County in Pennsylvania.

(1) Deposit market share data as of June 30, 1998, the most recent information available, calculated by Sheshunoff Information Services, Inc.

The table below summarizes the Bank's deposits and market share by the eighteen counties in which it has customer facilities. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.
                                                       Number of
                   CBNA                               Towns Where
               Deposits                 Number of      CBNA Has
                6/30/98    Market         CBNA        1st or 2nd      Banking
   County       (000's)     Share      Facilities*  Market Position    Market
------------- ----------  -----------  ----------    -------------  -----------
   Lewis       $102,460      46.5  %        4            3            Northern
   Seneca        98,771      35.7           5            3          Finger Lakes
St.Lawrence     309,762      28.7          14            9            Northern
 Allegany        89,277      27.8           5            4             Olean
Cattaraugus     192,470      24.8           5            4             Olean
   Yates         49,318      23.5           1            1            Corning
 Jefferson      145,509      14.2           5            2            Northern
  Steuben        88,650       7.7           7            5            Corning
   Tioga         25,211       8.1           2            1            Corning
  Ontario        63,350       6.9           3            0          Finger Lakes
   Wayne         47,251       6.0           2            0          Finger Lakes
 Herkimer        23,690       4.1           1            1            Northern
  Oswego         39,107       4.1           2            2          Finger Lakes
Chautauqua       49,196       4.0           6            4             Olean
 Franklin        15,775       3.4           1            1            Northern
  Oneida         55,774       1.8           2            1            Northern
  Cayuga         13,457       1.8           1            1          Finger Lakes
 Onondaga         8,790       0.1           1            0          Finger Lakes
------------- ----------  -----------  ----------  -------------    -----------
   18        $1,417,818       7.0   %      67           42              CBNA

Includes opening of 1982 E. Main St., Falconer, NY office and ATM in first quarter 2000.

Employees
---------

As of December 31, 1999, the Bank employed 711 full-time equivalent employees versus 718 at year-end 1998. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

Bank Holding Company Supervision
--------------------------------

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company's activities and those of its subsidiary have historically been limited to the business of banking and activities closely related or incidental to banking. On November 12, 1999, however, the Gramm-Leachy-Bliley Act was signed into law which will, effective March 12, 2000, relax the previous limitations and permit bank holding companies to engage in a broader range of financial activities (see "Financial Services Modernization Act" in the final section of this discussion for details).

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

The Riegal-Neal Interstate Banking and Efficiency Act of 1994 (enacted on September 29, 1994) provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies are eliminated effective September 29, 1995. The law also permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Company believes that the effect of the law has been to increase competition within the markets where the Company operates, although the Company cannot quantify the effect to which competition has increased in such markets or the timing of such increases.

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

Limits on Dividends and Other Revenue Sources
---------------------------------------------

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1999, the Bank had $15.9 million in undivided profits legally available for the payment of dividends.

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

Capital Requirements
--------------------

The Federal Reserve Board has established risk-based capital guidelines which are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 1999 were 9.28% and 10.50%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 1999 was 5.80%, which exceeded its regulatory requirement of 4.00%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.
                                       7

The four federal banking agencies - the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision - have recently issued an interagency proposal which revises the risk-based capital requirements for certain obligations related to securitized transactions. The changes are intended to produce more consistent capital treatment for credit risks associated with exposures arising from these types of transactions. The proposal would amend the risk based capital requirements for asset-backed securities as well as recourse obligations and direct credit substitutions. It incorporates many of the industry comments received in response to an earlier version published in November 1997. A consultative paper issued in June 1999 by the Basel Committee on Banking Supervision considers a similar approach to that contained in the current proposal. Public comment is requested by June 7, 2000. If the proposal is adopted, the Bank does not believe it will have a material effect on its financial condition or results of operations.

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

If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 1999, the Bank's total risk-based capital ratio and Tier I risk - based capital ratio were 10.61% and 9.39%, respectively, and its Tier I leverage ratio as of such date was 5.86%. Notwithstanding the foregoing, if its principal federal regulator determines that an "adequately capitalized" institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan; restrict its asset growth; and prohibit branching, new acquisitions, and new lines of business. Among other things, an institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings, or liquidity in its most recent examination.

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

Financial Services Modernization Act
------------------------------------

On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law, repealing provisions of the depression-era Glass-Steagall Act, which prohibited commercial banks, securities firms, and insurance companies from affiliating with each other and engaging in each other's businesses. The major provisions of the Act took effect on March 12, 2000.

The Act creates a new type of financial services company called a "Financial Holding Company:" (an "FHC"), a bank holding company with dramatically expanded powers. FHCs may offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Federal Reserve serves as the primary "umbrella" regulator of FHCs. Balanced against the attractiveness of these expanded powers are higher standards for capital adequacy and management, with heavy penalties for noncompliance.

Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish "financial subsidiaries," which are subsidiaries of national banks with expanded powers. The Act permits financial subsidiaries to engage in the same types of activities permissible for nonbank subsidiaries of financial holding companies, with the exception of merchant banking, insurance underwriting and real estate investment and development. Merchant banking may be permitted after a five-year waiting period under certain regulatory circumstances.

Implementing regulations under the Act have not yet been promulgated, and though the Company cannot predict the full impact of the new legislation, there is likely to be consolidation among financial services institutions and increased competition for the Company. CBSI expects to remain a bank holding company for the time being and access its options as circumstances change.

Item 2. Properties
------------------

The Company leases its administrative offices at 5790 Widewaters Parkway, DeWitt, New York and the facility that houses Benefit Plans Administrative Services in Utica, New York. The Bank owns its regional offices in Olean, New York and Canton, New York. Of the Bank's remaining 67 customer facilities, 47 are owned by the Bank, and 20 are located in long-term leased premises.

Real  property  and  related  banking   facilities   owned  by  the  Company  at
December 31, 1999 had a net book value of $16.2 million and none of the properties was subject to any encumbrances. For the year ended December 31, 1999, rental fees of $889,000 were paid on facilities leased by the Company for its operations.

Item 3. Legal Proceedings
-------------------------

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable

Item 4A. Executive Officers of the Registrant
---------------------------------------------

The following table sets forth certain information about the executive officers of the Company and the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.


      Name and Age                   Position
      ------------                   --------
      Sanford A. Belden              Director, President and Chief Executive
      Age 57                         Officer of the Company and the Bank

      David G. Wallace               Treasurer of the Company and Executive
      Age 55                         Vice President and Chief Financial
                                     Officer of the Bank

      Michael A. Patton              President, Financial Services
      Age 54

      James A. Wears                 President, Banking
      Age 50

      Girard H. Mayer                Chief Executive Officer,
      Age 61                         Benefit Plans Administrative Services,
                                     Inc.


Sanford A. Belden (Director, President and Chief Executive Officer of the Company and the Bank). Mr. Belden has been President and Chief Executive Officer of the Company and the Bank since October 1, 1992. Mr. Belden was formerly Manager, Eastern Region, Rabobank Nederland, New York, New York from 1990 to 1992 and prior thereto served as President, Community Banking, for First Bank System, Minneapolis, Minnesota, a multi-state bank holding company.

David G. Wallace (Treasurer of the Company; Executive Vice President and Chief Financial Officer of the Bank). Mr. Wallace became Vice President and Chief Financial Officer of the Bank and Treasurer of the Company in November 1988 and Senior Vice President and Chief Financial Officer of the Bank in August 1991. He assumed his current position in February 2000.

Michael A. Patton (President, Financial Services). Mr. Patton was the President and Chief Executive Officer of The Exchange National Bank, a former subsidiary of the Company, from 1984 until January 1992, when, in connection with the consolidation of the Company's five subsidiary banks into Community Bank, N.A., he was named President, Southern Region. He assumed his current position in February 2000.

James A. Wears (President, Banking). Mr. Wears served as Senior Vice President of the St. Lawrence National Bank, a former subsidiary of the Company, from 1988 through January 1991 and as President and Chief Executive Officer from January 1991 until January 1992. Following the January 1992 consolidation of the Company's five subsidiary banks into Community Bank, N.A., Mr. Wears was named President, Northern Region. He assumed his current position in February 2000.

Girard H. Mayer (Chief Executive Officer, Benefit Plans Administrative Services, Inc.). Mr. Mayer assumed his present position in July 1996 when his company (Benefit Plans Administrators) was purchased by Community Bank System, Inc.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
--------------------------------------------------------------------------------

The common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions. There were 7,092,259 shares of common stock outstanding on December 31, 1999 held by approximately 1,760 registered shareholders of record, and approximately 2,190 shareholders whose shares are held in nominee name at brokerage firms and other financial institutions.

                            COMMON STOCK PERFORMANCE
                                NYSE Symbol: CBU
                          Newspaper Listing: CmntyBkSys
                               Market (Bid) Price


                High        Low          Closing Price     Quarterly
Year/Qtr       Price      Price       Amount     %Change    Dividend
--------       -----      -----       ------     -------    --------

 1999
  4th         $27.25     $22.81       $23.13     -15.5%       $0.25
  3rd         $27.38     $24.63       $27.38       7.9%       $0.25
  2nd         $26.00     $23.06       $25.38       6.6%       $0.23
  1st         $27.81     $23.69       $23.81     -16.6%       $0.23

 1998
  4th         $30.50     $27.13       $29.31       2.6%       $0.23
  3rd         $33.94     $24.81       $28.56      -8.8%       $0.23
  2nd         $38.25     $29.69       $31.31      -7.9%       $0.20
  1st         $35.88     $30.56       $34.00       8.6%       $0.20

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.25 per share for the first quarter of 2000. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock as and when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations. See "Supervision and Regulation -- Limits On Dividends and Other Payments."

Item 6. Selected Financial Data
-------------------------------

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five year period ended December 31, 1999. The historical "Income Statement Data" and historical "End of Period Balance Sheet Data" are derived from the audited financial statements. The "Per Share Data", "Selected Ratios" and "Other Data" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                           SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                             Years ended December 31,
                                                     -----------------------------------------------------------------------
                                                           1999          1998          1997          1996           1995
                                                     -----------------------------------------------------------------------
Income Statement Data:
Interest income                                        $123,888      $122,938      $117,628       $97,688        $83,387
Interest expense                                         55,947        58,543        54,752        42,422         36,307
                                                     -----------------------------------------------------------------------

Net interest income (excl. FTE)                          67,941        64,395        62,876        55,266         47,080
Provision for possible loan losses                        5,136         5,123         4,480         2,897          1,765
                                                     -----------------------------------------------------------------------

Net interest income after provision for
  for possible loan losses                               62,805        59,272        58,396        52,369         45,315
Non-interest income                                      15,487        17,040        11,808         8,874          6,558
Non-interest expense                                     52,734        51,876        45,799        37,450         33,019
                                                     -----------------------------------------------------------------------

Cumululative effect of change in accounting principle         0           328             0             0              0
Income before income taxes                               25,559        24,764        24,406        23,793         18,854
Provision for income taxes                                7,923         9,036         8,844         9,660          7,384
                                                     =======================================================================
     Net income                                         $17,635       $15,728       $15,562       $14,133        $11,470
                                                     =======================================================================

End of Period Balance Sheet Data:
Total assets                                         $1,840,702    $1,680,689    $1,633,742    $1,343,865     $1,152,045
Loans, net of unearned discount                       1,009,223       917,220       843,212       652,474        560,151
Earning assets (incl. MVA)                            1,664,110     1,510,760     1,455,139     1,231,058      1,034,183
Total deposits                                        1,360,306     1,378,066     1,345,686     1,027,213      1,016,946
Long-term borrowing                                      70,000        70,000        25,000       100,000         25,550
Trust securities                                         29,817        29,810        29,804             0              0
Shareholders' equity                                    108,487       120,165       118,012       109,352        100,060

Average Balance Sheet Data:
Total assets                                         $1,723,631    $1,670,624    $1,491,920    $1,251,826     $1,054,610
Loans, net of unearned discount                         951,167       884,751       749,596       602,717        519,762
Earning assets (excl. MVA)                            1,572,356     1,512,175     1,363,703     1,147,455        975,257
Total deposits                                        1,369,269     1,396,700     1,213,793     1,032,169        871,050
Long-term borrowing                                      70,003        89,805        79,863        57,006          3,399
Trust securities                                         29,814        29,810        27,290             0              0
Shareholders' equity                                    115,876       120,936       110,689       103,398         84,231

Common Per Share Data:
Net income                                                $2.42         $2.05         $2.02         $1.83          $1.70
Cash dividend declared                                     0.96          0.86          0.76          0.69           0.62
Period-end book value - stated                            15.30         16.47         15.56         14.03          12.99
Period-end book value - tangible                           8.32          9.01          7.82          9.85           8.37

Common Outstanding Shares:
Average during period (incl. common stock
equivalents)                                          7,213,394     7,670,711     7,676,326     7,482,518      6,522,410
End of period (excl. common stock equivalents)        7,092,259     7,296,453     7,586,512     7,474,406      7,358,450

Selected Ratios:
Return on average total assets                            1.02%         0.94%         1.04%         1.13%          1.09%
Return on average shareholders' equity (excl.
preferred stock)                                         15.22%        13.01%        14.09%        13.88%         13.85%
Common dividend payout ratio                             39.05%        41.15%        37.30%        37.27%         34.79%
Net interest margin (taxable equivalent basis)            4.46%         4.31%         4.64%         4.86%          4.88%
Noninterest income to average assets                      0.90%         1.02%         0.79%         0.71%          0.64%
Noninterest income to operating income                   18.70%        19.00%        15.30%        13.60%         12.10%
Efficiency ratio                                         55.20%        58.50%        55.00%        53.40%         56.70%

Non-performing loans to period-end total loans            0.57%         0.43%         0.49%         0.44%          0.36%
Non-performing assets to period-end total loans
and other real estate owned                               0.67%         0.56%         0.60%         0.55%          0.47%
Allowance for loan losses to period-end loans             1.33%         1.36%         1.47%         1.25%          1.25%
Allowance for loan losses to period-end
non-performing loans                                    234.93%       312.12%       297.96%       285.58%        349.69%
Allowance for loan losses to period-end
non-performing assets                                   203.45%       240.74%       246.02%       224.33%        267.40%
Net charge-offs (recoveries) to average total loans       0.44%         0.58%         0.50%         0.29%          0.21%
Average net loans to average total deposits              69.47%        63.35%        61.76%        58.39%         59.67%
Period-end total shareholders' equity to period
end assets                                                5.89%         7.15%         7.22%         8.14%          8.69%
Tier I capital to risk-adjusted assets                    9.28%         9.24%         9.28%        10.70%         10.62%
Total risk-based capital to risk-adjusted assets         10.50%        10.49%        10.53%        11.83%         11.76%
Tier I leverage ratio                                     5.80%         5.71%         5.67%         5.88%          5.83%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. ("CBSI" or "the Company"). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption "Forward-Looking Statements."

The following discussion is intended to facilitate an understanding and assessment of significant changes in trends related to the financial condition of the Company and the results of its operations. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information and the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Net Income and Profitability
----------------------------

Net income and diluted earnings per share reached record highs in 1999 of $17.6 million and $2.42, respectively. Compared to 1998, net income rose 12.1% while earnings per share were up 18.0%. The Company's share repurchase program continued to benefit earnings per share growth; since its inception in the fall of 1998, 548,100 shares or 7.2% of shares outstanding have been bought back.

Cash earnings per share (diluted) also reached record levels in 1999, up 16% to $2.79. Cash or tangible return on assets (ROA) for 1999 was 1.18% versus nominal ROA at 1.02%. Tangible return on equity (ROE) for the year climbed 2.30 percentage points over 1998's level to 17.57%, exceeding nominal ROE by 2.35 percentage points for the same period and placing the Company's performance in the top quartile of its regional peer banks. The difference between cash and nominal results reflects the contribution of the Company's branch acquisitions on an economic basis, which excludes the non-cash impact of amortizing the premiums paid for the acquisitions. Many analysts and investors consider cash results a better measure of core profitability and value created for shareholders than nominal results.

1999's recurring or core earnings were up 24.5% from last year to $18.3 million after removing the impact of one-time income and expense items. Items excluded relate to investment gains and losses and expense associated with branch properties no longer in use.

The primary factors explaining 1999's improvement are explained in detail in the remaining sections of this document and are summarized as follows:

o Net interest income (full-tax equivalent basis) increased 5.5% or $3.5 million due to a $60 million increase in average earning assets. Average loans grew $66 million (7.5%) while average investments went down $6.2 million (-1.0%). The growth in earning assets was funded by $86 million (64.5%) more in average borrowings, offset by $27 million (2.0%) less in average deposits. The net interest margin improved by a meaningful 15 basis points to 4.46% on average.

o Total noninterest income decreased by 10.8% from 1998 to $15.5 million, largely due to the Company taking selected investment losses in 1999 (when there were economic opportunities to swap for higher yielding securities) instead of recognizing investment gains as it did in 1998 (to maintain a steady level of investment income based on a total return approach). Revenues excluding net investment gains (losses) and the impact of branch properties no longer in use were up nicely for the fifth consecutive year to approximately $16.1 million in 1999, a $823,000 (5.4%) improvement.

o Noninterest expense or overhead rose $857,000 or 1.7% in 1999 compared to $6.1 million or 13.3% in 1998. Unusual factors explaining 1999's small increase include losses on fraudulent customer transactions related to a floor plan dealer during the summer and approximately $506,000 in one-time expenses incurred to dispose of acquired branch properties no longer in use.

o Loan loss provision expense rose a minimal $13,000 or 0.3% over 1998's level. The full year loan loss provision covered total actual net charge-offs by 1.24 times, this margin serving as a precaution in the event the Upstate New York economy weakens after its long sustained period of relative economic health. Net charge-offs as a percent of average loans decreased 14 basis points in 1999 to .44%. The unchanged level of provision was in part made possible by significantly lower installment loan net charge-offs, indicative of more conservative underwriting practices and regular follow-up surveillance adopted during 1998. Nonperforming loans increased during 1999 to .57% of loans outstanding at year-end compared to .43 % one year earlier.

o The Company's combined effective federal and state tax rate decreased 550 basis points this year to 31.0%. The decrease resulted from improved tax planning and by an increased proportion of tax-exempt municipal investment holdings, which were an attractive value in 1999.

The above combination of factors resulted in a level of profitability which may be compared to that of CBSI's peer bank holding companies. This group is comprised of 155 companies nationwide having $1 billion to $3 billion in assets based on data through September 30, 1999 (the most recently available disclosure) as provided by the Federal Reserve System. Through year-to-date September, the Company's return on average assets (ROA) was .99% compared to the peer norm of 1.19%. Shareholder return on equity (ROE) at 14.32% for the same period ranked higher than the peer norm of 13.84%, placing it in the 54th peer percentile. The Company's primary performance focus is on achieving returns to shareholders and is better measured by ROE than ROA.

Underlying the 1999 growth in earnings per share was steady improvement on a quarterly basis. The first three quarters of 1999 at $.50, $.55 and $.68 per share exceeded the same 1998 quarters by $.02, $.05, and $.12, respectively. Fourth quarter earnings per share at $.69, a record high for the Company, exceeded the same 1998 period by $.18.

Selected Profitability and Other Measures
-----------------------------------------

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                                                     At December 31,
                                            1999           1998          1997
                                      ------------------------------------------

Percentage of net income to
average total assets                       1.02%          0.94%         1.04%

Percentage of net income to
average shareholders' equity              15.22%         13.01%        14.09%

Percentage of dividends declared
per common share to net income
per common share                          39.05%         41.95%        37.30%

Percentage of average shareholders'
equity to average total assets             6.72%          7.24%         7.42%

Net Interest Income
-------------------

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors as well as interest on borrowings from the Federal Home Loan Bank of New York, a $4 million M&T Bank line of credit, and dividends on the Company's $30 million in 9.75% trust preferred stock. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

Net interest income (with non-taxable income converted to a full tax-equivalent basis) totaled $70.1 million in 1999; this represents a $5.0 million or 7.7% increase over the prior year. The increase was due both to higher earning asset volumes, which had a positive impact on net interest income of $2.6 million, and interest rate changes, which had a favorable impact of $2.4 million.

With regard to the components of 1999's net interest income, greater average earning assets of $60.2 million helped contribute to the $2.4 million or 2.0% rise in interest income. Average loans grew a total of $66.4 million in 1999, with the most significant portion occurring in the latter half of the year. Overall interest and fees on loans grew $2.1 million or 2.5% as a result of this growth and came despite a 44 basis point (BP) decrease in loan yields to 8.92%, which was caused by declining market rates during 1998 and the first part of 1999.

This rate environment also produced limited investment portfolio buying opportunities until mid-1999, resulting in a $6.2 million decrease in average investments. Despite the lower outstandings, 1999's investment interest income was slightly higher (.8% or $345,000) than the prior year due to an increase in the average investment yield from 6.52% to 6.64%. Rising market rates in the latter half of 1999, which both increased the yield on new investments and decreased the amount of premium amortization of the Company's existing premium collateralized mortgage obligations (CMOs), caused this increase in average investment yield.

Loans ended 1999 at $1.009 billion, up $92 million or 10.0%. The average ratio of loans to earning assets increased from 58.5% in 1998 to 60.5% in 1999 as a consequence of strong business development efforts in the lending function and the aforementioned decrease in average investments. Comparing year-end 1999 over year-end 1998, however, investments were $66.9 million higher, reflective of purchases during the more attractive rate environment beginning in mid-1999. Through September 30, 1999, the Company's loan yield was in the favorable 67th peer bank percentile while the investment yield was in the favorable 65th percentile. The average earning asset yield fell 16 basis points to 8.02% in 1999 because of the aforementioned declining loan yield, partially offset by the higher investment yield and the increased mix of loans to earning assets.

Total average fundings (deposits and borrowings) grew by $58.7 million in 1999, largely attributable to a $105.9 million increase in short-term borrowings (in part, related to cash raised for potential Year 2000 outflows), partially offset by lower municipal time deposit levels.

Despite higher average fundings, interest expense decreased by $2.6 million due to a drop in the average 1999 cost of funds, which as a percentage earning assets was reduced by 31 BPs to 3.56%. The rate on interest bearing deposits fell 43 BPs to 3.77%, due largely to across-the-board drops in deposit rates beginning in the fall of 1998 and continuing into early 1999 and a 65 BP lower borrowing rate reflecting declines in market rates. Overall, through September 30, 1999, the Company's average cost of funds rate fell favorably to the 45th peer bank percentile, compared to being in the 55th percentile through September 30, 1998.

The 32 BP decline in the average cost of funds from 1998 to 1999, in contrast to the 16 BP decline in the earning asset yield, caused CBSI's net interest margin to increase by 15 basis points from 4.31% in 1998 to 4.46% this year. The Company's net interest margin ranked in the 60th peer bank percentile through September 30, 1999, which favorably compares to the 40th peer bank percentile through September 30, 1998. For fourth quarter 1999, the net interest margin was 4.49% compared to 4.25% one year earlier. This can be attributed to a higher earning asset yield (up 28 BPs) at 8.18%, with only a slight increase (up 3 BP's) in the rate on interest-bearing liabilities at 4.27%.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the twelve month periods ended December 31, 1999 and 1998. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.


                                                                             Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                                  1999                                          1998
                                            ----------------------------------------------------------------------------------------
(000's omitted except yields                         Avg.        Amt. of          Avg.               Avg.      Amt.of           Avg.
and rates)                                        Balance       Interest    Yield/Rate            Balance    Interest     Yield/Rate
                                                                                  Paid                                          Paid
ASSETS:
                                            ----------------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold                              $586            $33         5.63%             $5,428        $296          5.46%
     Time deposits in other banks                     209              1         0.63%                 35           2          5.51%

     Taxable investment securities                521,912         34,261         6.56%            592,559      38,290          6.46%
     Nontaxable investment securities              98,482          6,946         7.05%             29,402       2,308          7.85%
     Loans (net of unearned discount)             951,167         84,853         8.92%            884,751      82,778          9.36%
                                              ---------------   ------------                   --------------  ----------

          Total interest-earning assets         1,572,356        126,094         8.02%          1,512,175      123,674         8.18%

Noninterest earning assets
     Cash and due from banks                       62,399                                          57,913
     Premises and equipment                        24,747                                          24,412
     Other assets                                  79,438                                          83,048
     Less:  Allowance for loan losses            (12,693)                                        (12,282)
     Net unrealized gains/(losses) on
          available-for-sale portfolio            (3,035)                                           5,376
                                              ---------------                                  --------------

          Total                                $1,723,212                                      $1,670,642
                                              ===============                                  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
     Savings deposits                            $513,544        $11,108         2.16%           $508,730     $12,155          2.39%
     Time deposits                                619,851         31,666         5.11%            672,972      37,514          5.57%
     Short-term borrowings                        119,830          6,278         5.24%             13,915         754          5.42%
     Long-term borrowings                          99,817          6,895         6.91%            119,615       8,120          6.79%
                                              ------------------------------                   --------------------------
          Total interest-bearing                1,353,042         55,947         4.13%          1,315,232      58,543          4.45%
          liabilities

Noninterest bearing liabilities
     Demand deposits                              235,874                                         214,997
     Other liabilities                             18,420                                          19,477
Shareholders' equity                              115,876                                         120,936
                                              ---------------                                  --------------
          Total                                $1,723,212                                      $1,670,642
                                              ===============                                  ==============

Net interest earnings                                            $70,147                                       $65,131
                                                                ============                                   ==========

Net yield on interest-earning assets                                             4.46%                                         4.31%
                                                                            ==============                                   =======

Federal tax exemption on nontaxable
investment securities included in
interest income                                                   $2,207                                          $736



As discussed above, the change in 1999's net interest income (full tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.



                                        --------------------------------------------- -------------------------------------------
                                                   1999 Compared to 1998                       1998 Compared to 1997
                                        --------------------------------------------- -------------------------------------------

                                          Increase (Decrease) Due to Change In (1)   Increase (Decrease) Due to Change In (1)

                                                                              Net                                         Net
(000's omitted)                                 Volume         Rate        Change          Volume          Rate        Change
Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell         ($272)           $9        ($263)          ($694)          $125        ($569)

   Time deposits in other banks                      2          (3)           (1)               -             -             -

   Taxable investment securities               (4,629)          600       (4,029)             807       (6,750)       (5,943)

   Nontaxable investment securities              4,895        (257)         4,638           1,026         (138)           888

   Loans (net of unearned discounts)             6,035      (3,960)         2,075          12,666       (1,451)        11,215

Total interest-earning assets (2)               $4,858     ($2,438)        $2,420         $12,380      ($6,789)        $5,591

Interest paid on:
   Savings deposits                               $114     ($1,161)      ($1,047)          $1,551        ($367)        $1,184

   Time deposits                               (2,841)      (3,007)       (5,848)           4,136         (240)         3,896

   Short-term borrowings                         5,550         (26)         5,524         (1,692)         (137)       (1,829)

   Long-term borrowings                        (1,365)          140       (1,225)             863         (321)           542

Total interest-bearing liabilities (2)          $1,649     ($4,245)      ($2,596)          $5,383      ($1,590)        $3,793

Net interest earnings (2)                       $2,641       $2,375        $5,016          $6,532      ($4,734)        $1,798



(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the three month periods ended December 31, 1999 and 1998. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.


                                                                  Fourth Quarters Ended December 31,
                                        ----------------------------------------------------------------------------------------
                                                            1999                                         1998
                                        ----------------------------------------------------------------------------------------
(000's omitted except yields                     Avg.      Amt. of          Avg.              Avg.      Amt. of          Avg.
and rates)                                    Balance     Interest    Yield/Rate           Balance     Interest    Yield/Rate
                                                                            Paid                                         Paid
ASSETS:
                                        ----------------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold                        $2,013          $29         5.78%            $1,533          $20         5.16%
     Time deposits in other banks                 651            0         0.00%                35            0         5.27%
     Taxable investment securities            530,336        9,326         6.98%           545,987        7,827         5.69%
     Nontaxable investment securities         114,100        1,991         6.92%            35,601          688         7.66%
     Loans (net of unearned discount)         997,212       22,545         8.97%           912,334       21,227         9.23%
                                          --------------- ------------                 --------------- ------------

          Total interest-earning assets     1,644,312      $33,891         8.18%         1,495,490      $29,762         7.90%


Noninterest earning assets
     Cash and due from banks                   68,289                                       60,148
     Premises and equipment                    25,431                                       25,028
     Other assets                              76,925                                       80,722
     Less:  Allowance for loan losses        (12,870)                                     (12,293)
     Net unrealized gains/(losses)on
          available-for-sale portfolio       (16,235)                                        9,815
                                          ---------------                              ---------------

          Total                            $1,785,852                                   $1,658,910
                                          ===============                              ===============


LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest-bearing liabilities
     Savings deposits                        $498,084       $2,715         2.16%          $512,308       $2,778         2.15%
     Time deposits                            623,904        8,075         5.13%           643,305        8,829         5.44%
     Short-term borrowings                    197,979        2,733         5.48%            24,168          311         5.10%
     Long-term borrowings                      99,816        1,744         6.93%           107,853        1,833         6.74%
                                          ----------------------------                 ----------------------------
          Total interest-bearing            1,419,783       15,267         4.27%         1,287,634       13,751         4.24%
          liabilities

Noninterest bearing liabilities
     Demand deposits                          239,619                                      226,924
     Other liabilities                         15,947                                       22,891
Shareholders' equity                          110,503                                      121,461
                                          ---------------                              ---------------
          Total                            $1,785,852                                   $1,658,910
                                          ===============                              ===============


Net interest earnings                                      $18,624                                      $16,011
                                                          ============                                 ============


Net yield on interest-earning assets                                       4.49%                                        4.25%
                                                                      ==============                                 ==========

The changes in net interest income (full tax-equivalent basis) by volume and rate component for fourth quarter 1999 versus fourth quarter 1998 are shown below for each major category of interest-earning assets and interest-bearing liabilities.


                                  ----------------------------------------
                                  4th Quarter 1999 versus 4th Quarter 1998
                                  ----------------------------------------

                                  Increase (Decrease) Due to Change In (1)


                                                                       Net
                                          Volume         Rate       Change
                                          ------         ----       ------

Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell       $7           $2           $9


   Time deposits in other banks                3          (3)            0

   Taxable investment securities         (1,412)        2,911        1,499

   Nontaxable investment securities        1,750        (447)        1,303

   Loans (net of unearned discounts)       4,666      (3,348)        1,318

Total interest-earning assets (2)         $3,040       $1,089       $4,129

Interest paid on:
   Savings deposits                       ($150)          $87        ($63)

   Time deposits                           (266)        (488)        (754)

   Short-term borrowings                   2,397           25        2,422

   Long-term borrowings                    (361)          272         (89)

Total interest-bearing liabilities (2)    $1,420          $96       $1,516

Net interest earnings (2)                 $1,652         $961       $2,613


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income
------------------

The Company's sources of noninterest income are of four primary types: financial services, comprised of personal trust, employee benefit trust, investment, and insurance products; specialty products, largely electronic products and mortgage banking and servicing activities; general banking services related to loans, deposits and other activities typically provided through the branch network; and periodic transactions, most often net gains/losses from the sale of investments or other occasional events.

Total noninterest income in 1999 decreased by 10.8% to $15.5 million, largely due to the lack of the prior year's $2.3 million in investment gains (including a pretax $328,000 realized upon adoption of FAS 133) compared to 1999's $638,000 in investment losses. Revenues excluding net investment gains (losses) and the impact of branch properties no longer in use were up nicely for the fifth consecutive year to approximately $16.1 million in 1999, a $823,000 (5.4%) improvement.

Fees from the financial services segment of noninterest income rose 11.7% in 1999 to $5.9 million compared to 20.0% growth in the prior year. Over the last five years, financial services revenues have climbed at a compound annual growth rate of nearly 28%, and now comprise over 36% on total noninterest income excluding net investment securities gains (losses). The reduction in 1999's growth rate largely reflects a slower rate of increase in the sale of mutual fund products due to several factors discussed below, which management believes to be temporary. The specific performance of the Company's several financial services businesses is as follows:

o Fees from personal trust services were $1.3 million, up 9.0% in 1999 as compared to a 2.9% increase in 1998. Recurring trust fees (which excludes periodic estate fees) related to individual investment management accounts and annual trust administration (together representing 81% of personal trust income) grew a combined 12.1%. Personal trust assets under management reached over $170 million by year end, up 1.7% over the prior twelve months. Greater focus on business development, including pro-active integration of its major referral sources--the Company's ten Financial Consultants, its Benefit Plans Administrative Services subsidiary, its newly acquired asset management subsidiary, Elias Asset Management, Inc. (see below), and the CBNA branch network--is expected to accelerate future fiduciary income growth.

o Revenue from record keeping and consulting services provided by Benefits Plans Administrative Services, Inc. (acquired in July 1996), combined with investment management services through the Bank's employee benefits trust division (EBT), totaled $2.6 million in 1999 compared to $2.3 million in 1998, an 11.0% increase. Retirement plan assets, reflecting more than 350 plan sponsors, reached nearly $230 million at year-end 1999, up almost 36% over 12 months earlier. BPA/EBT supports defined benefit, 403(b), 457, 401(k), ESOP and other forms of defined contribution plans, enhancing these products with voice response and transactional web services. BPA has been endorsed by several trade organizations and mutual fund companies; thus, its market continues to grow from a local base to plan sponsors located in the urban centers of New York State and beyond.

o 1999 is the sixth year in which CBSI has offered mutual funds, annuities, and other investment products through Financial Consultants (FCs) located in various locations throughout the Bank's branch network. Commission income from this source grew 3.8% in 1999 to $1.3 million, down from over 22% growth in 1998. Reasons for the reduced growth include greater attractiveness of the Bank's own fixed income products (C.D.s) due to 1999's rising interest rates beginning in the late spring of 1999 (upon which no commission income is earned); some lag in sales as the Bank implemented in the spring its own more cost-effective broker/dealer subsidiary, Community Investment Services, Inc. (CISI); and reluctance of some customers to invest toward the end of 1999 in light of Year 2000 concerns. A dedicated CISI office was established in the late fall in Lockport, New York, with its two new Financial Consultants bringing the bank-wide total to ten FCs. In addition, our newly established insurance agency, Community Financial Services, Inc. (CFSI), has expanded the product capabilities of the Financial Consultants by adding long-term health care and other selected insurance products to their offerings. Revenues from CFSI were nominal in 1999.

o Community Bank has long been in the business of selling creditor life and disability insurance to installment and mortgage loan customers through its branch system. Revenues from this activity, including the Bank's annual dividend from the New York State Bankers insurance subsidiary through which the insurance is written, plus commissions generated by the Company's Financial Consultants, amounted to $728,000 in 1999, up 40% over last year.

A very significant contribution to the Company's future growth in financial services income is the acquisition announced in February 2000 of Elias Asset Management (EAM), based in Williamsville, New York, a suburb of Buffalo. This transaction significantly expands our financial services capabilities and is expected to close during the second quarter of the year. Founded in 1981, EAM is a nationally recognized investment advisory firm with over $700 million in assets under management, comprised of more than 900 accounts with individuals, foundations, and corporate pension and profit-sharing plans.

By acquiring EAM, the Company is merging the strengths of two organizations that have successfully worked together since 1986 in various trust department and pension management capacities, satisfying customer preferences for an even greater range of services. The decision to acquire EAM is consistent with the direction of the financial services industry toward more diversified and broadly based companies - a trend that will accelerate as a result of Financial Modernization legislation (see brief discussion in the "Certain Regulatory Considerations" section of this Form 10-K in Item 1. "Business"). Operating as a separate, independent subsidiary, EAM and its existing clients will benefit from additional resources that will enable EAM to maintain its high quality reputation, while adding valuable personnel and enhanced services. As of year-end 1999, approximately 50% of EAM's $3.2 million in revenues was derived from individuals, with nearly 25% from corporate pension and thrift plans, and the remainder from foundations and charitable trusts.

In addition to its financial services businesses, another segment of the Company's noninterest income is its specialty products, which largely include electronic products and mortgage banking and servicing activities. These
activities  in  1999  contributed  12%  of  noninterest   income  excluding  net
investment securities gains (losses). Total revenues were $1.84 million, down slightly from $1.88 million in 1998, primarily due to reduced mortgage banking revenues as discussed below. Over the last five years, specialty product revenues have grown at an annual compound growth rate of nearly 18%.

o Fees earned from electronic products reached $1.38 million this year, up 21% from 1998. This increase was primarily due to income from the Company's Visa affiliation, which rose to $937,000, reflecting continued growth of Visa Check Card revenues (climbing 33%) and Visa merchant discount fees (up 25%). ATM surcharge income rose 8.1% to $442,000.

o Mortgage banking fees were $403,000 in 1999, down from $737,000 in the prior year. The primary reasons for the decrease were the disproportionate impact of recognizing the value of the Company's mortgage servicing rights in 1998 and the fact that secondary market mortgages were sold at a slight loss this year versus a $235,000 gain in 1998's more favorable financial market environment. Loan servicing fees more than doubled in 1999 to $195,000 on a serviced loan portfolio of $89 million, consisting of about 1,475 loans.

o Lastly, the Company established a relationship this year with a national, third-party leasing company, Synergy Resources of Bloomington, Minnesota, which pays referral commissions on leases booked for CBNA customers. Revenues were $59,000, largely from small equipment leases. Customers may submit applications by telephone, fax, or the Internet.

The third and largest segment of the Company's recurring noninterest income is the wide variety of fees earned from general banking services, which reached $8.4 million in 1999, up 8.7% from the prior year. This segment contributed 52% of noninterest income excluding net investment securities gains (losses). The increase in these revenues is generally in the single digit range because they are largely dependent on deposit growth and expansion of services provided through the branch network. However, CBSI's branch acquisitions beginning in 1994 have resulted in a five year annual compound growth rate in these revenues of nearly 22%.

o Service charges on deposit accounts and overdraft fees increased to $6.57 million in 1999, a 5.6% growth rate compared to a 27% growth rate in 1998. Last year's faster growth rate reflects the full-year impact of the Company's mid-1997 branch acquisitions.

o General commissions and miscellaneous income at $1.8 million were up 22% in 1999. This increase is attributable to approximately 13% more in miscellaneous service fees and a swing in Canadian exchange revenue from a loss in 1998 to a slightly positive level this year.

Income from periodic transactions in 1999 largely includes $638,000 in losses taken on $14.6 million in investment sales, with the net proceeds reinvested at higher yields to achieve greater resulting cash flows than had the securities been held to maturity. This amount compares to gains of $2.3 million last year on a combined $86 million in investment sales. The investment gains and losses taken over the last two years are illustrative of the Company's active management of its investment portfolio to achieve a desirable total return and a targeted level of combined interest income and securities gains/losses across financial market cycles.

Other amounts of periodic income in 1999 were a small $46,000 compared to $253,000 in the prior year; the latter was the combined result of a gain on life insurance and an asset sold, partially offset by losses on the sale of former acquired branch properties.

Noninterest income, excluding transactions related to investment securities and disposal of branch properties, as a percent of operating income was 18.7% in 1999, a decrease of .3 percentage points from the prior year. Excluding the impact of mortgage servicing rights and gains/losses on the sale of secondary product in both years, the ratio would have been up .1 percentage point, the increase being limited by the Company's record growth in net interest income. Since 1994, the percentage has risen 6.7 percentage points from 12.0%, resulting from a focused effort to raise product revenues less susceptible to interest rate fluctuation. Compared to peers as of September 30, 1999, this ratio remained in the 47th peer percentile.

In light of management's ongoing objective to grow noninterest income, opportunities to develop new fee-based products are actively pursued, including newly permitted activities under the 1999 Financial Modernization Act, and emphasis continues on the collection of fees (minimizing limitation on waived fees) for providing quality service. In an effort to focus on and accelerate growth of the Company's financial service businesses, Michael A. Patton, who has headed for many years the Bank's trust department and Financial Consultant activities along with general banking activities in the Southern Region, was named President, Financial Services, in February 2000.

The following table sets forth selected information by category of noninterest income for the Company for the years and quarters indicated.
                                   ---------------------------------------------
(000's omitted)                     Years ended December 31,     Quarters ended
                                                                   December 31,
                                   ---------------------------------------------
                                     1999     1998     1997       1999      1998
                                     ----     ----     ----       ----      ----

Personal trust                     $1,290   $1,183   $1,150       $328      $323

EBT/BPA                             2,586    2,333    1,824        595       572

Insurance                             728      518      405         82        90

Other investment products           1,268    1,222    1,002        346       313
                                   ---------------------------------------------
     Total financial services       5,872    5,257    4,380      1,351     1,298

Electronic banking                  1,379    1,140     675         407       313

Mortgage banking                      403      737      241         36       484

Commercial leasing                     59        0        0         14         0
                                   ---------------------------------------------
     Total specialty products       1,841    1,877      915        457       796

Deposit service charges             3,373    3,246    2,709        852       808

Overdraft fees                      3,197    2,975    2,186        841       824

Commissions                         1,795    1,473    1,440        408       327
                                   ---------------------------------------------

     General banking services       8,365    7,694    6,335      2,101     1,960

Miscellaneous revenue                  46      473      191       (12)        11
                                   ---------------------------------------------

     Total noninterest income
excl. security gains/losses        16,124   15,301   11,822      3,897     4,066

Security gains/losses (a)           (638)    2,287     (14)      (415)       562

Disposition of branch properties        0    (219)       0          0      (151)
                                   ---------------------------------------------
     Total noninterest income     $15,487  $17,368  $11,808     $3,481    $4,476

Noninterest income as a
percentage of operating income
(excludes net securities
gains/losses and disposal of
branch properties)                  18.7%    19.0%    15.3%      17.3%     20.3%

(a) includes $328,000 of investment gains on securities sold upon adoption of FAS 133 in third quarter 1998.

Noninterest Expense
-------------------

Noninterest expense or overhead rose $857,000 or 1.7% in 1999 compared to $6.1 million or 13.3% in 1998, which reflected the full-year impact of the Company's mid-1997 acquisitions of a combined 20 branches from Key Bank, N.A. and Fleet Bank. This year's overhead of $52.7 million as a percent of average assets was 3.06%, a slight decrease from 3.11% in 1998; however, the ratio remains in the peer normal 57th percentile. Excluding amortization of intangible assets, which is a significant non-cash expense for the Company and virtually non-existent for its peer group, CBSI's noninterest expense ratio was 2.79% in 1999 compared to 3.02% for peers. Non-interest expense for fourth quarter 1999 was $13.0 million, unchanged compared to the same 1998 period.

For CBSI as a whole, higher personnel expense accounted for over 74% of 1999's increase in overhead, with personnel costs being up 2.5% versus being 12.2% higher in 1998 as a result of acquisitions. Salary, benefit, and payroll tax expense increased primarily because of modest annual merit awards for employees. Total full-time equivalent staff at year-end 1999 was 711 versus 718 at year-end 1998, down as the result of attrition.

Nonpersonnel  expense  rose  $219,000  or 0.8%  this year as  opposed  to a $3.3 million or 14.3% increase in 1998. This was largely caused by losses on fraudulent customer transactions related to a floor plan dealer during the summer and write-downs of leases on former branch properties closed due to duplicate facilities within the same proximity. In addition, the increased expense can be explained by set up costs of the Company's newly formed Real Estate Investment Trust (REIT) and more aggressive 1999 advertising. These unfavorable items were partially offset by a reduction in delivery costs of mutual funds and other related products as a result of the creation of the Company's own broker/dealer subsidiary, lower supplies expense in part reflecting an improved system of control, and reduced occupancy expense due to the full year impact of the disposition of former branch properties in 1998.

The efficiency ratio is defined at two levels. The nominal ratio is total overhead expense divided by operating income (full tax-equivalent net interest income plus noninterest income, excluding net securities gains and losses). The adjusted or recurring efficiency ratio additionally excludes one-time expense and intangible amortization (a non-cash expense) as well as all one-time noninterest income; over the last five years, these one-time items have related to the disposal of branch properties. The lower the ratio, the more efficient a bank is considered to be.

In 1999, the nominal efficiency ratio decreased 3.5 percentage points to 61.1% while the recurring ratio decreased 3.3 percentage points to 55.2%. Management believes it is more meaningful to use the recurring ratio to compare to national norms, because as mentioned above, most of the Company's peers do not have intangible expense to the significance that CBSI has. On that basis, CBSI's ratio is more favorable than the national peer bank holding company median of 60.8% based on data available as of September 30, 1999. The improvement in the 1999 efficiency ratio is a function of several factors: an increase in net interest margin due to a lower cost of funds and reduced premium amortization on the Company's CMO securities, growth in earning assets, steady progress in developing more sources of noninterest income, and persistent control of overhead expense.

While the Company's expense ratios have generally been favorable, management maintains a heightened focus on controlling costs and eliminating inefficiencies. Areas for improvement have been identified through detailed peer comparisons, a bank-wide program of employee involvement, targeted use of outside consultants, and review of productivity-enhancing technology. These combined efforts are intended to offset pressure from future price increases and higher transaction volumes and enable the Company to more fully benefit from economies of scale as it continues to grow. Specifically, the Bank benefited more fully in 1999 from the spring 1998 installation of frame relay to lower the cost of data communications, the creation of a broker/dealer subsidiary during first quarter 1999 which brought down the expense of delivering mutual funds and related products, and the overhead savings following disposition of acquired branch properties in 1998.

The following table sets forth information by category of noninterest expense of the Company for the years and quarters indicated.

(000's omitted)                       Years ended                 Quarters ended
                                      December 31,                 December 31,
                     -----------------------------------------------------------
                                1999       1998      1997         1999      1998
                                ----       ----      ----         ----      ----

Personnel expense            $26,388    $25,750   $22,945       $6,654    $6,407

Net occupancy expense          3,919      4,056     3,426          936       940

Equipment expense              3,465      3,501     2,728          888       892

Professional fees              1,937      2,142     1,616          404       677

Data processing expense        3,955      3,928     3,584        1,078       940

Amortization of intangibles    4,615      4,640     3,787        1,149       873

Stationary and supplies        1,218      1,344     1,749          307       293

Deposit insurance premiums       183        189       140           46        46

Other                          7,053      6,326     5,823        1,599     1,990
                            ----------------------------------------------------
                Total        $52,733    $51,876   $45,799      $13,061   $13,058
                            ====================================================
Total operating expense as
 a percentage of average
   assets                      3.06%      3.11%     3.07%        2.90%     3.12%
Efficiency ratio (1)           55.2%      58.5%     55.0%        52.9%     58.3%


(1) Noninterest expense excluding nonrecurring items and amortization of deposit intangibles divided by operating income excluding all nonrecurring items.

Income and Income Taxes
-----------------------

Income before tax in 1999 was $25.6 million, up 4.6% over the prior year's amount, which excluded the impact of FAS 133 accounting for selected securities gains. When income is recast as if all tax-exempt revenues were fully taxable on a federal basis, and all securities gains are stated on a pretax basis, 1999's results rose by $2.3 million or 8.9% before tax.


The main reasons for improved pretax earnings were the favorable $5.0 million increase in net interest income (full tax-equivalent basis) related to strong earning asset growth (up 4.0% or $60.2 million on average) and a $823,000 climb in recurring noninterest income. These factors were partially offset by a modest $857,000 (1.5%) increase in overhead expense (largely relating to merit pay increases and selected vendor price adjustments) and the lack of the prior year's $2.3 million in investment gains as compared to 1999's $638,000 in investment losses (see "Investments" section of this Form 10-K). Loan loss provision expense was held virtually constant at the 1998 level.

The Company's combined effective federal and state tax rate decreased 550 basis points this year to 31.0%. The decrease resulted from effective tax planning, which was additionally benefited in 1999 by an organizational change in the first quarter, as well as increased purchases of tax-exempt municipal investments during the year.

Capital
-------

Shareholders' equity ended 1999 at $108.5 million, down 9.8% from one year earlier, primarily reflective of the after-tax market value adjustment (MVA) of the Bank's available-for-sale investments, dividends paid to shareholders, and 221,500 shares of CBSI common stock that was repurchased during 1999 (548,100 or 7.2% of shares outstanding since the fall of 1998). This stock repurchase program reflects the Company's belief that its common stock is an excellent investment and that the financial markets are not fully valuing its strong banking franchise. These capital outflows are partially offset by the contribution of earnings. Excluding the MVA in both 1998 and 1999, capital rose by $5.7 million or 4.9%. Shares outstanding fell by over 200,000 during 1999 due to the aforementioned repurchase of stock partially offset by the exercise of stock options.

Despite the repurchase of stock, the ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," remains sound at 5.80% and compares to 5.71% one year ago. The total capital to risk-weighted assets ratio of 10.50% as of year-end 1999 was above the 10% minimum requirement for "well-capitalized" banks. The Company is confident that capital levels are being prudently balanced between regulatory and investor perspectives.

Cash dividends declared on common stock in 1999 of $6.9 million represented an increase of 6.4% over the prior year. This growth largely reflects a two cent per share increase in the quarterly common stock dividend beginning in the third quarter of 1999 from $.23 to $.25. Nineteen ninety-nine is the eighth consecutive year of dividend increases, which have resulted in a 12.3% compound annual growth rate over that time period.

Raising the Company's expected annualized dividend to $1.00 per common share reflects management's confidence that earnings strength is sustainable and that capital can be maintained at a satisfactory level. The dividend pay out ratio for the year was approximately 39%, slightly lower than the 1998 level of 41%. However, this level is at the higher end of the Company's targeted pay out range for dividends on common stock of 30-40%. Its pay out ratio has historically been strong relative to peers, ranging from the 60th to 77th percentile from 1993 through 1998, including preferred dividends. The 1999 peer pay out ratio remained high in the 70th peer percentile.

Loans
-----

The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                                                                         As of December 31,

                                             -------------------------------------------------------------------------------
(000's omitted)                                     1999           1998            1997            1996             1995
                                             -------------------------------------------------------------------------------
Real estate mortgages:
     Residential                                $334,104       $266,841        $278,912        $225,088         $204,224
     Commercial loans secured by real estate     120,926        124,828          85,962          56,959           46,971
     Farm                                         17,652         12,486          10,434           8,296            8,224
                                             -------------------------------------------------------------------------------
          Total                                  472,682        404,155         375,308         290,343          259,419

Commercial, financial, and agricultural
     Agricultural                                 27,722         22,691          23,894          21,689           17,969
     Commercial and financial                    171,660        168,984         138,067          99,445           81,562
                                             -------------------------------------------------------------------------------
         Total                                   199,382        191,675         161,961         121,134           99,531

Installment loans to individuals:
     Direct                                      112,698        105,480          89,138          62,176           57,646
     Indirect                                    221,593        205,159         198,853         171,583          144,566
     Student and other                             1,545          6,477          10,880           9,635           10,268
                                             -------------------------------------------------------------------------------
          Total                                  335,836        317,116         298,871         243,394          212,480

Other Loans                                        2,043          5,581           8,887           3,496            2,190
                                             -------------------------------------------------------------------------------
Gross Loans                                    1,009,943        918,527         845,027         658,367          573,620

Less: Unearned discounts                             720          1,307           1,815           5,893           13,469
                                             -------------------------------------------------------------------------------
Net loans                                      1,009,223        917,220         843,212         652,474          560,151

             Reserve for possible loan losses     13,421         12,441          12,434           8,128            6,976
                                             -------------------------------------------------------------------------------

Loans, net of loan loss reserve                 $995,802       $904,779        $830,778        $644,346         $553,175



Loans outstanding, net of unearned discount, reached a record $1.009 million as of year-end 1999, up over $92 million or 10.0% compared to twelve months earlier. This marks the seventh consecutive year of double digit loan growth with the exception of 1998, when loan growth was held to 8.8% due to a minimal increase in installment lending, in part reflecting adoption of more conservative underwriting practices. About 34% of 1999's growth came from 20 branches acquired in mid-1997 from Key Bank, N.A. and Fleet Bank, with combined year-end 1999 loans outstanding of $154 million. Including approximately $37 million in mortgages sold on the secondary market, net loan generation in 1999 was nearly $129 million, 13.8% more than last year and the highest generation in the Company's history.

The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. Approximately 63% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. Over the last several years, the growth rate of CBSI's commercial business loans has exceeded that of loans to individuals, and this sector exhibits a high degree of diversification as well. Loans are typically for amounts under $75,000, with nearly 80% of our customers representing about 25% of commercial loans outstanding. Only thirty-three percent of our commercial portfolio--about 115 customers, including 25 automobile dealers is comprised of loans in excess of $500,000. The portfolio contains no credit card receivables. The overall yield on the portfolio is in the attractive 67th peer percentile.

The "Nature of Lending" table below recasts the Company's loan portfolio into four major lines of business. As previously discussed, much of the 1999 loan growth relates to acquired branch locations and resulting market opportunities. The increase in business lending accounted for 44% of the $92 million in total loan growth in 1999 versus 51% of 1998's $74 million increase. The increase in consumer direct loans contributed 16% toward total growth this year versus a reduction of 6% in 1998. Consumer indirect loans accounted for 18% of this year's increase, up from 8% in the prior year. Lastly, the share of this year's total loan increase for consumer mortgages was 21%, down from 1998's share of 48% reflective of that year's highly favorable interest rate environment for home mortgage refinancing. The following more fully discusses the underlying reasons for these changes by each of the Company's four major lending activities or lines of business.


                                                          NATURE OF LENDING
                                                          Mix at Year End
                                                          ($ million and %)

         Total Loans          Consumer Mortgage           Business Lending          Consumer Indirect           Consumer Direct
         -----------          -----------------           ----------------          -----------------           ---------------
   Year   000's  %Change    000's  %Total  %Change     000's  %Total  %Change     000's  %Total  %Change     000's  %Total  %Change

   1999   1,009    10.0%      219     22%    10.1%       366     36%    12.5%       221     22%     8.3%       203     20%     8.1%

   1998     917     8.8%      199     22%    21.6%       326     36%    13.0%       204     22%     2.6%       188     20%    -2.3%

   1997     843    29.2%      164     19%     7.8%       288     34%    36.7%       199     24%    18.6%       192     23%    57.5%

   1996     652    16.5%      152     23%     3.2%       211     32%    21.3%       168     26%    24.2%       122     19%    17.4%

   1995     560    16.0%      147     26%     2.4%       174     31%    25.6%       135     24%    31.8%       104     19%     5.6%





The combined total of general purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans is characterized as the Company's business lending activity. At $366 million, this segment represents 36% of loans outstanding at year end, having steadily expanded its share by eight percentage points since year-end 1994. Outstandings climbed over $40 million or 12.5% in 1999 compared to a 13% growth rate for 1998. Growth in the past two years has resulted from persistent business development efforts and the contributions of new lenders who joined the Bank coincident with or as part of 1997's acquisitions.

Demand for installment debt indirectly originated through automobile, marine, and mobile home dealers rose in 1998. Outstandings ended the year 8.3% or $17 million higher, primarily resulting from growth in the Bank's Southern Region. This compares to growth of 2.6% or $5.5 million in 1998. This portfolio segment, of which 91% relates to automobile lending (71% of the vehicles are used versus 29% are new), constitutes 22% of total loans outstanding, equal to 1998's share but down from its peak of 26% in 1996.

The segment of the Company's loan portfolio committed to consumer mortgages includes both fixed and adjustable rate residential lending. It accounts for $219 million or 22% of total loans outstanding. Growth during the last two years ($19.5 million or 10.1% in 1999 and $35.8 million or 21.6% in 1998) is attributable to the nationwide refinancing boom as well as promotion, especially in the Bank's Northern Region, of this vehicle as a way for consumers to term-out higher cost credit card debt. Portfolio growth is lower than it could have been due to a program which began in mid-1994 to sell selected fixed rate originations in the secondary market. The purpose of this program, with sales of $14.0 million in 1997, $39.3 million in 1998 and $37.0 million this year, is to develop a meaningful source of servicing income as well as to provide an additional tool to manage interest rate risk.

The direct consumer lending activity increased this year after a slight decrease in 1998. 1999's outstandings rose 8.1% or $15 million, in part reflective of a promotion largely in the Bank's Southern Region, versus a decrease of 2.3% or $5 million in 1998. This line of business is comprised of conventional installment loans (including some isolated installment lending to small businesses), personal loans, student loans (which are sold once principle repayment begins), and borrowing under variable and fixed rate home equity lines of credit. The consumer direct segment as a percent of total loans remained essentially unchanged at 20% in 1999 after a decrease in the portfolio share in 1998. The portfolio share decrease in 1998 (2.3 percentage points) is partially explained by consumer borrowing being refinanced as mortgage debt in overall mortgage refinancing activity, as discussed above.


Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

The following table shows the amount of loans outstanding as of December 31, 1999, which, based on remaining scheduled payments of principal, are due in the periods indicated:

                                        ---------------------------------------------------------------------
                                                              At December 31, 1999
                                        ---------------------------------------------------------------------

                                                            Maturing
                                         Maturing in   After One But          Maturing
                                         One Year or     Within Five        After Five         Total Book
                                                Less           Years             Years              Value
                                                ----           -----             -----              -----

                                                                 (In thousands)
Commercial,financial,and agricultural        $82,892         $84,508           $31,982           $199,382

Real estate - construction                         0               0                 0                  0

Real estate - mortgage                       105,633          39,233           327,816            472,682

Installment                                   61,419         245,747            29,993            337,159
                                              ------         -------            ------            -------

               TOTAL                        $249,944        $369,488          $389,791         $1,009,223
                                            ========        ========          ========         ==========




The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

                                         ---------------------------------
                                                At December 31, 1999
                                         ---------------------------------

                                           Fixed Rate    Variable Rate

Due after one year but within               $ 264,362         $105,127
five years

Due after five years                          347,840           41,950
                                              -------           ------

               TOTAL                       $  612,202        $ 147,077
                                           ==========        =========

Nonperforming Assets/Risk Elements
----------------------------------

The following table presents information concerning the aggregate amount of nonperforming assets:

                                                            As of December 31,
                                             -----------------------------------------
(000's omitted)                                 1999     1998    1997    1996    1995
                                             -----------------------------------------
Loans accounted for on a
     nonaccrual basis                          4,666    2,473   1,385   2,023   1,328

Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payments            1,047    1,513   2,788     823     667
                                               -----    -----   -----     ---     ---

     Total nonperforming loans                 5,713    3,986   4,173   2,846   1,995


Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors and
     Creditors for Trouble Debt                  122     134       0       32       0
     Restructurings"

     Other real estate                           884    1,182     881     746     614
                                                 ---    -----     ---     ---     ---

     Total nonperforming assets                6,719    5,302   5,054   3,624   2,609


Ratio of allowance for loan losses to
period-end loans                               1.33%    1.36%   1.47%   1.25%   1.25%

Ratio of allowance for loan losses to
period-end nonperforming loans                234.9%   312.0%  298.0%  285.6%  394.7%

Ratio of allowance for loan losses to
period-end nonperforming assets               199.7%   234.6%  246.0%  224.3%  267.4%

Ratio of nonperforming assets to period-end
total loans and other real estate owned        0.67%    0.56%   0.60%   0.55%   0.47%


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

Provision and Reserve for Loan Losses
-------------------------------------

Nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 1999 at $5.7 million. This level is approximately $1.7 million or 43% higher than one year earlier, solely attributable to the delinquency of a large commercial customer in the Bank's Northern Region in the fourth quarter. The customer experienced start-up problems with a new piece of equipment, thus causing a delay in projected higher cash flow. The equipment is now operative, and the associated $1.9 million loan is fully backed by collateral and a small specific assignment of loan loss reserve; nonetheless, management continues to monitor this situation carefully. Accordingly, the ratio of nonperforming loans to total loans has risen 14 basis points from twelve months earlier to .57%. Excluding the aforementioned delinquency, nonperforming loans would have decreased by $190,000 or 4.8% to $3.8 million. As of September 30, 1999, when the nonperforming loan ratio stood at .42%, the Company's asset quality was in the favorable 34th percentile compared to peers. The ratio of nonperforming assets (which additionally include troubled debt restructuring and other real estate) to total loans plus OREO increased to .67%, up 11 basis points from one year earlier.

Total delinquencies, defined as loans 30 days or more past due and nonaccruing, improved nicely in 1999 to finish the year at 1.32% as a percent of total loans outstanding compared to 1.40% in 1998. This ratio has remained in the 1.30% to 1.50% band for the last 21 months, well within the Company's internal guideline of 2.0%. As of year-end 1999, total delinquencies for commercial loans, installment loans, and real estate mortgages were 2.01%, 1.62%, and 0.68%, respectively. These measures compare favorably to median delinquencies of peer bank holding companies as of September 30, 1999 of 2.09%, 1.94%, and 1.40%, respectively.

As of September 30, 1999, when overall delinquencies were at 1.35%, the Company ranked better than the peer norm, being in the favorable 47th peer percentile. Factors contributing to successful underwriting, collection, and credit monitoring include selective addition of experienced lenders over the last several years, loan servicing placed at the regional level, collection departments focused on taking prompt corrective action, and a centralized loan review function which is given priority attention and has monthly Board of Director accountability.

Net charge-offs for 1999 were lower by $958,000 or 19%, finishing the year at an improved $4.2 million or .44% of average loans compared to $5.2 million and .58% last year. As a result of lower installment loan charge-offs in 1999, total gross charge-offs fell 13.3% to $5.3 million, or .56% of average loans outstanding versus .69% in 1998. This year's recoveries rose to an all-time record in dollar amount of $1,131,000, while down as a percentage of prior year gross charge-offs to 18.5% from 22.1% in 1998. As of September 30, 1999, the Bank's total net charge-off ratio was in the 87th peer percentile based on the peer norm of .21%. Significant progress in lowering net charge offs to more satisfactory levels is evidenced by a fourth quarter 1999 ratio of .38% compared to .55% one year earlier.

This year's reduction in installment loan net charge-offs of $1.2 million is indicative of more conservative underwriting practices and follow-up surveillance adopted during 1998; installment net charge-offs averaged 1.03% this year versus 1.45% last year. Commercial loan charge-offs were up by $352,000 in 1999 due to three specific commercial loans written down during the second and third quarters; the resulting net charge-off ratio rose from .16% to a still low .24% of commercial loans outstanding. The full year loan loss provision covered total actual net charge-offs by 1.24 times, this margin serving as a precaution in the event the Upstate New York economy weakens after its long sustained period of relative economic health.

Management continually evaluates loan loss reserve adequacy from a variety of perspectives, including projected overall economic conditions for the coming year, concentration of the loan portfolio by industry and loan type, and individual customer condition. The loan loss reserve was increased to $13.4 million versus $12.4 million in 1998; as a percent of total loans, the loss reserve ratio decreased to 1.33% at year-end 1999 from 1.36% at year-end 1998. The slight decrease in the ratio is consistent with the target established following assumption of $87 million in loans associated with 20 branches acquired from Key and Fleet Bank in mid 1997. The reserve ratio is presently at the peer median, being in the 50th peer percentile, and coverage of nonperforming loans as of September 30, 1999 was well above the norm in the 67th percentile; management believes the year-end coverage at 235% to be ample. It should be noted that the dollars in the reserve are more than the Bank's actual combined losses of the last three years. Another measure of comfort to management is that after conservative allocation by specific customer and loan type, almost 8% of loan loss reserve remains available for absorbing general, unforeseen loan losses.

As a percentage of average loans, the annual loan loss provision was well above the peer norm in the 87th percentile as of September 30, 1999. Despite a reduction in the loss provision ratio from .58% in 1998 to .54% this year, the Company increased coverage of the provision over net charge-offs from 1.0 times to 1.24 times. Due to lower net charge-offs in 1999 as discussed above, loan loss provision expense increased by only $13,000 in 1999. This compares to an increase of $643,000 and $1.6 million in 1998 and 1997, respectively.

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

                                                                              Year ended December 31,
                                                    ----------------------------------------------------------------------
                                                                              (Dollars in thousands)

                                                            1999         1998           1997          1996          1995

Amount of loans outstanding at end of period          $1,009,943     $918,527       $845,027      $658,367      $573,620
                                                    -------------- ------------- -------------- ------------- ------------

Daily average amount of loans (net of
unearned discounts)                                     $951,167     $884,751       $749,596      $602,717      $519,762
                                                    -------------- ------------- -------------- ------------- ------------

Balance of allowance for possible loan losses
   at beginning of period                                $12,441      $12,434         $8,128        $6,976        $6,281

Loans charged off:
   Commercial, financial, and agricultural                   980          698            418           324           454
   Real estate construction                                    0            0              0             0             0
   Real estate mortgage                                       52           24             25            26            48
   Installment                                             4,256        5,375          4,006         2,108         1,256
                                                    -------------- ------------- -------------- ------------- ------------
      TOTAL LOANS CHARGED OFF                              5,288        6,097          4,449         2,458         1,758

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural                   147          200            185           224           213
   Real estate construction                                    0            0              0             0             0
   Real estate mortgage                                        5            4              1             1            27
   Installment                                               980          777            541           488           448
                                                    -------------- ------------- -------------- ------------- ------------
      TOTAL RECOVERIES                                     1,132          981            727           713           688

Net loans charged off                                      4,156        5,116          3,722         1,745         1,070
                                                    -------------- ------------- -------------- ------------- ------------

Additions to allowance charged to expense(1)               5,136        5,123          4,480         2,897         1,765
                                                    -------------- ------------- -------------- ------------- ------------

Reserves on acquired loans (2)                                 0            0          3,548             0             0
                                                    -------------- ------------- -------------- ------------- ------------

Balance at end of period                                 $13,421      $12,441        $12,434        $8,128        $6,976
                                                    -------------- ------------- -------------- ------------- ------------
Ratio of net charge-offs to average loans
outstanding                                                0.44%        0.58%          0.50%         0.29%         0.21%




(1) The additions to the allowance during 1995 through 1999 were determined using actual loan loss experience and future projected loan losses and other factors affecting the estimate of possible loan losses.

(2) This reserve addition is attributable to loans purchased from Key Bank and Fleet Bank in association with the purchases of branch offices during 1997.

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated.



                --------------------------------------------------------------------------------------------------------------------
                                                                  At December 31,
                        1999                    1998                   1997                    1996                   1995
                ----------------------  ---------------------- ----------------------  ---------------------- ----------------------
                            Percent of              Percent of             Percent of              Percent of             Percent of
                              Loans in                Loans in               Loans in                Loans in               Loans in
                                  Each                    Each                   Each                    Each                   Each
                Amount of  Category to  Amount of  Category to Amount of  Category to  Amount of  Category to Amount of  Category to
                Allowance  Total Loans  Allowance  Total Loans Allowance  Total Loans  Allowance  Total Loans Allowance  Total Loans
                ---------  -----------  ---------  ----------- ---------  -----------  ---------  ----------- ---------  -----------
Commercial,
   financial, &
   agricultural    $3,786        19.8%     $4,502        19.7%    $4,136        19.2%     $2,668        18.4%    $2,035        17.4%

Real estate -
   construction         0         0.0%          0         0.0%         0         0.0%          0         0.0%         0         0.0%

Real estate -
   mortgage         1,285        46.8%      2,210        43.4%     2,026        44.4%      2,234        44.1%     2,255        45.2%

Installment         7,285        33.4%      4,525        36.9%     4,461        36.4%      2,309        37.5%     1,527        37.4%

Unallocated         1,065          N/A      1,096          N/A     1,811          N/A        917          N/A     1,159          N/A

Y2K credit risk
allocation              0          N/A        108          N/A         0          N/A          0          N/A         0          N/A
                --------------------------------------------------------------------------------------------------------------------
     Total        $13,421       100.0%    $12,441       100.0%   $12,434       100.0%     $8,128       100.0%    $6,976       100.0%




Funding Sources
---------------

Typical of most commercial banking institutions today is the need to rely on a variety of funding sources to support the earning asset base as well as to achieve targeted growth objectives. There are three primary sources of funding that comprise CBSI's overall funding matrix, which considers maturity, stability, and price: deposits of individuals, partnerships and corporations (IPC deposits); collateralized municipal deposits; and capital market borrowings.


-------------------------------------------------------------------------------------------------------
                                                Sources of Funds
                                          Average 4th Quarter Balances
                                                  ($ Million)
-------------------------------------------------------------------------------------------------------

 Year         IPC Deposits             Public Funds        Capital  Borrowings      Total Funds Sources
           ------------------       ------------------     -------------------      -------------------

            Amount    %Total         Amount   %Total         Amount   %Total          Amount   %Change
            ------    ------         ------   ------         ------   ------          ------   -------
 1999       $1,212     73.1%           $149     9.0%           $298    18.0%          $1,659      9.5%
 1998        1,194      78.8            189     12.5            132      8.7           1,515      4.4
 1997        1,190      82.0            163     11.2             98      6.7           1,451     21.4
 1996          903      75.6            124     10.4            168     14.1           1,195     13.4
 1995          921      86.8            128     12.6              6      0.6           1,054     29.6


The Company's funding matrix continues to benefit from a high level of IPC deposits, which reached an all-time record for a fourth quarter average of $1.212 billion, an increase of $18 million or 1.5% from the comparable 1998 period. IPC deposits are frequently considered to be a bank's most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and because they represent a working customer base with the potential to be cross-sold a variety of loan, deposit and other financial service-related products.

The mix of CBSI's IPC deposits has changed over the last five years as measured by the trend of fourth quarter average balances. The time deposit share grew steadily, from 38% of deposits in 1994 to 49% in 1997, reflecting consumer movement away from immediately available, lower earning savings and money market accounts; in addition, there is a relatively high mix of time deposits in the branches that have been acquired over the last few years. After a slight reduction in time deposit mix in 1998 to 46%, 1999's mix increased slightly to 47% as a result of a $13 million or 2.4% increase in average fourth quarter outstandings. Excluding time accounts, fourth quarter IPC deposits were up by $5 million or .8% in 1999; a $15 million or 7.6% increase in demand deposits more than offset slight reductions in other IPC categories.

Deposits of local municipalities decreased $40 million or 21% during the past year, with balances for fourth quarter 1999 averaging $149 million versus $189 million for the same 1998 quarter. Under New York State Municipal Law, the Company is required to collateralize all local government deposits with
marketable   securities   from  its  investment   portfolio.   Because  of  this
stipulation, management considers this source of funding to be equivalent to capital market borrowings. As such, CBSI endeavors to price these deposits at or below alternative capital market borrowing rates. Consequently, levels of municipal deposits fluctuate throughout the year depending on how competitive pricing compares to the aforementioned borrowing rates. It should be noted that utilization of municipal deposits has generally been decreasing since 1994 as a percent of total funding sources.

Capital market borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York, Federal Reserve Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. Also considered as borrowings are the $30 million in 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities issued to support 1997's acquisitions and a $4 million advance on a $10 million M&T Bank line of credit tied to the 90 day LIBOR rate (issued in late December 1999). Capital market borrowings averaged $298 million or 18% of total funding sources for fourth quarter 1999 compared to $132 million or 9% of total funding sources for the same period in 1998. As of December 31, 1999, more than 78% or $250 million of capital market borrowings (excluding the aforementioned line of credit and Trust Preferred securities) had original terms of one year or less. The short-term borrowings at year-end reflected the need for the Company to remain in a highly liquid position in preparation for potential Year 2000 (Y2K) cash outflows.

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated.

                                                                     Years ended December 31,
                                                  1999                         1998                       1997
                                         -------------------------------------------------------------------------------

                                            Average     Average          Average     Average        Average      Average
                                            Balance   Rate Paid          Balance   Rate Paid        Balance    Rate Paid


Non-interest-bearing demand deposits       $235,874       0.00%         $214,997       0.00%       $170,989        0.00%
Interest-bearing demand deposits            148,489       0.89%          145,141       1.18%        119,769        1.38%
Regular savings deposits                    255,947       2.50%          264,370       2.79%        247,330        2.91%
Money market deposits                       109,108       3.10%           99,219       3.08%         76,567        2.76%
Time deposits                               619,851       5.11%          672,972       5.57%        599,136        5.61%
                                            -------                      -------                    -------

Total average daily
amount of domestic deposits              $1,369,269       3.12%       $1,396,699       3.55%     $1,213,791        3.67%

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 1999 and 1998 are summarized below:

                               -------------------------------------
                                          At December 31,
                               -------------------------------------

(000's omitted)                         1999               1998

Less than three months                53,798            $42,770
Three months to six months            28,644             24,451
Six months to one year                18,338             15,508
Over one years                        11,618              8,961
                                      ------              -----
     Total                          $112,398            $91,690
                                    ========            =======

The following table summarizes the outstanding balance of short-term borrowings of the Company for the years indicated.

                                                         At December 31,
                                            ------------------------------------
(000's omitted)                                    1999         1998        1997
                                            ------------------------------------
Federal funds purchased                              $0      $34,700     $45,000
Term borrowings at banks (original term)
     90 days or less                            129,000       30,000      20,000
     Over 90 days                               125,000            0           0
                                            -----------  ----------- -----------
          Balance at end of period             $254,000      $64,700     $65,000
                                            ===========  =========== ===========
Daily average during the year                  $119,830      $13,915     $45,008
Maximum month-end balance                      $254,000      $64,700    $128,000
Weighted average rate during the year             5.24%        5.42%       5.74%
Year-end average rate                             5.60%        5.46%       6.63%

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

Since 1997, the Company has utilized total return as its primary methodology for managing investment portfolio assets. Under this analytical method, the Company seeks to maximize shareholder value through both interest income and market value appreciation.

Based on balance sheet simulation work completed throughout 1999, the Bank's net interest margin exposure continued to point towards risk to falling interest rates. Much of this exposure could be explained by examining the strong growth in floating rate commercial loan assets and management's ability to the hold core IPC deposit rates low in the face of rising interest rates. While such strategies benefit the Bank's net interest margin nicely in a rising interest rate environment, they do begin to expose the Bank to some risk should rates begin to fall over the next few years.

The reversal of falling interest rates in mid 1999 provided the Bank with a strategic opportunity to not only increase net interest income but also address its falling interest rate risk concerns. This was accomplished by extending the maturity and call protection of new investment purchases made throughout the year. Such purchases were evenly balanced between long-term AAA rated municipal bonds and callable agency bonds with a minimum of four years of call protection. For the year, new purchases totaled $244 million with a weighted average life to first call date of 8.20 years and a weighted average life to maturity of 10.65 years. This compares to purchases of $219 million in 1998 with a weighted average life to first call date of 8.03 years and a weighted average life to maturity of 9.79 years.

The increase in interest rates also significantly reduced the prepayment exposure found in the Bank's premium collateralized mortgage obligation (CMO) portfolio. Premium CMOs, for purposes of this discussion, are defined as those securities with an original purchase price of $102.5 or higher. Under general accounting standards, any premium paid for mortgage-related bonds is required to be amortized to par using a constant yield methodology. As mortgage prepayments decreased throughout the second half of the year, the monthly premium amortization associated with these bonds also decreased, thus boosting the overall investment portfolio yield in 1999.


The average portfolio yield, excluding money market investments, rose to 6.64% in 1999 from 6.53% in the prior year. In the fourth quarter of 1999, the portfolio yield averaged 7.02% versus 5.86% for the same time period in 1998. The fourth quarter 1998 figure reflects the height of the premium CMO prepayments which the Bank experienced during that year.

In the third and fourth quarters of 1999, the Bank embarked upon a municipal tax loss strategy whereby low coupon municipal notes were swapped for higher yielding long-term municipal bonds. This strategy resulted in net investment losses for the year of $638,000 on sales of $14.6 million. In 1998, gains of $2.29 million (including $328,000 pretax realized upon adoption of FAS 133, reported as an after-tax change in accounting) were recognized on a combined $86 million in investment sales. Sales for the prior year were part of a deleverage strategy that helped provide the Bank with an opportunity to repurchase 326,600 shares of common stock in the late summer and early fall of that year.

The composition of the portfolio continues to heavily favor U.S. Agency Debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs, and AAA rated and insured municipal bonds. As of year-end 1999, these four security types (excluding Federal Home Loan Bank stock and Federal Reserve Bank stock) accounted for a combined 94% of total portfolio investments (28%, 8%, 38% and 20%, respectively), down slightly from 98% in the prior year.

As stated previously, the Bank's interest rate simulation work pointed towards the need to increase call protection within the overall balance sheet structure of the organization. This was most readily accomplished by extending the average life of the portfolio through purchases made throughout the year as discussed above. Aiding in this task, though to a much lesser extent, was the slowdown experienced from prepayments within the fixed rate portion of the CMO portfolio. As a result, the average life of the portfolio stood at 8.51 years as of year-end 1999, up from 2.68 years as of the prior year-end.

Investment Securities
---------------------

The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:

                                                             At December 31,
                              ----------------------------------------------------------------------
                                         1999                    1998                    1997
                              -----------------------------------------------------------------------
                                Amortized               Amortized                Amortized
                                Cost/Book     Market    Cost/Book     Market     Cost/Book     Market
                                    Value      Value        Value      Value         Value      Value
U.S. Treasury securities and
   obligations of U.S.
   Government corporations
   and agencies                        $0         $0           $0         $0      $164,199   $168,799

Obligations of states
     and political subdivisions     5,042      5,084        4,038      4,107        10,221     10,575

Corporate securities                    0          0            0          0         3,091      3,201

Mortgage-backed securities              0          0            0          0        86,148     88,838

                                 --------------------------------------------------------------------
Total                              $5,042     $5,084       $4,038     $4,107      $263,659   $271,413
                                 ====================================================================

The following table sets forth the amortized cost and market value for the Company's available-for-sale investment portfolio and grand total carrying value for both portfolios.

                                                                  At December 31,
                                 ---------------------------------------------------------------------------
                                              1999                      1998                     1997
                                 ---------------------------------------------------------------------------
                                     Amortized                Amortized                 Amortized
                                     Cost/Book      Market    Cost/Book      Market     Cost/Book     Market
                                         Value       Value        Value       Value         Value      Value
                                         -----       -----        -----       -----         -----      -----

                                         (In thousands)          (In thousands)            (In thousands)
U.S. Treasury securities and
  obligations of U.S.
  Government corporations
   and agencies                       $177,097    $171,793     $170,464    $175,866       $82,027    $84,730

Obligations of states
     and political                     118,223     110,125       40,591      41,329         9,960     10,310
subdivisions

Corporate securities                    35,914      33,099        9,153       9,382             0          0

Mortgage-backed
     securities                        290,000     284,090      336,090     336,967       225,692    227,350

Equity securities (1)                   24,364      24,364       23,784      23,784        23,669     23,669

Federal Reserve
     Bank common stock                   2,174       2,174        2,174       2,174         2,174      2,174
                                         -----       -----        -----       -----         -----      -----

Total                                 $647,772    $625,645     $582,256    $589,502      $343,523   $348,233
                                      ========    ========     ========    ========      ========   ========

Net unrealized gains/(losses)
     on available-for-sale portfolio  (22,127)                    7,246                     4,710
                                      -------                     -----                     -----

Grand total carrying                  $630,687                 $593,540                  $611,892
value
                                 ===========================================================================

(1)   Includes $23,059 in FHLB common stock at December 31, 1999, 1998, and 1997,respectively.

The following table sets forth as of December 31, 1999, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:


                                                        At December 31, 1999
                                   -------------------------------------------------------------

                                                       Amount       Amount
                                          Amount     Maturing     Maturing
                                        Maturing    After One   After Five     Amount     Total
                                          Within     Year but    Years but   Maturing      Cost
                                        One Year       Within       Within      After      Book
                                         or Less   Five Years    Ten Years  Ten Years     Value
                                         -------   ----------    ---------  ---------     -----

Held-to-Maturity Portfolio
--------------------------
U.S. Treasury and other
     U.S.government agencies                  $0           $0           $0         $0        $0

Mortgage-backed securities                     0            0            0          0         0

States and political subdivisions          3,220        1,623          181         18     5,042

Other                                          0            0            0          0         0
                                          ------       ------       ------     ------   ------

Total Held-to-Maturity Portfolio Value    $3,220       $1,623         $181        $18    $5,042
                                          ======       ======       ======     ======    ======


Weighted Average Yield for Year (1)        6.40%        7.32%        8.26%      8.80%     6.77%


Available-for-Sale Portfolio
----------------------------

U.S. Treasury and other
     U.S.government agencies              $2,999         $472     $132,149    $41,477  $177,097

Mortgage-backed securities                 3,577      151,394       91,803     43,227   290,001

States and political subdivisions            840        2,083       17,709     97,591   118,223

Other                                          0          544        5,051     30,319    35,914
                                          ------       ------       ------     ------    ------

Total Available-for-Sale Portfolio Value  $7,416     $154,493     $246,712   $212,614  $621,235
                                          ======      =======      =======    =======   =======

Weighted Average Yield for Year (1)        7.86%        7.54%        7.04%      6.88%     7.12%


(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 35%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

Interest Rate Risk
------------------

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk, over both a short-term tactical and longer-term strategic time horizon, is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors, which reviews and approves them annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest-related level and trends.

As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk. The primary tool used by the Company in managing interest rate risk is income simulation. The analysis begins by measuring the impact of differences in maturity and repricing of all balance sheet positions. Such work is further augmented by adjusting for prepayment and embedded option risk found naturally in certain asset and liability classes. Finally, balance sheet growth and funding expectations are added to the analysis in order to reflect the strategic initiatives set forth by the Company.

Changes in net interest income are reviewed after subjecting the balance sheet to an array of Treasury yield curve possibilities, including an up or down 200 basis point movement (BP) in rates from current levels. While such an aggressive movement in rates provides management with good insight as to how the Company's profit margins may perform under extreme market conditions, results from a more modest 100 BP shift in interest rates are used as a basis to conduct day-to-day business decisions.

Historically with increases in the yield curve, income simulations have shown that the Bank's net interest income tended to be higher than in flat rate environments. This was caused by the Bank's structural asset sensitivity (which by definition indicates that earning assets would mature or reprice sooner than a corresponding liability) and because loan and investment rates tended to closely track prime or movement in various Treasurys while funding costs (largely deposits) generally moved upward at a much slower pace.

Conversely, the same factors that widened simulated margins in a rising rate environment created risk in a falling rate environment.

The mid-1999 reversal of falling interest rates provided the Bank with a strategic opportunity to not only increase net interest income but also address its falling interest rate risk concerns. This was accomplished by extending the maturity and call protection of new investment purchases made throughout the year (as further explained in the "Investments" section of this document) and by making the strategic decision to keep the bulk of the Bank's borrowing position short (terms of 180 days or less as opposed to longer term borrowings).

As a result, if there were no growth in the balance sheet, simulation results now show the Bank to be better off as rates fall. The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on December 31, 1999, assuming no growth in the balance sheet, and assuming 200 BP movements over a twelve month period in the prime rate, federal funds rate and the entire Treasury yield curve:

                                REGULATORY MODEL
     ------------------------------------------------------------------------
      Rate Change                      Dollar Change     Percent of Flat Rate
      In Basis Points                     (in 000s)      Net Interest Income
      ---------------                     ---------      -------------------


      + 200 bp                               $(1,663)             (2.3%)
      - 200 bp                               $   436                .1%

A second simulation was performed based on what the Company believes to be conservative levels of balance sheet growth (8% for loans, 2% for deposits and necessary increases in borrowings, with no growth in investment or any other major portions of the balance sheet), along with 100 BP movements over a twelve month period in the prime rate and federal funds rate, and a yield curve moving closer to historical spreads to fed funds. Under this set of assumptions, the Bank is able to better take advantage of rising rates as earning assets mature or reprice and are replaced at higher yields (with the opposite occurring as rates fall). Thus, given the second set of assumptions, the risk of rate changes of the magnitude tested appears to be somewhat negated.

The following reflects the Company's one-year net interest income sensitivity analysis based on asset and liability levels on December 31, 1999 assuming the aforementioned balance sheet growth and yield curve changes:

                                MANAGEMENT MODEL
     ------------------------------------------------------------------------
      Rate Change                      Dollar Change     Percent of Flat Rate
      In Basis Points                     (in 000s)      Net Interest Income
      ---------------                  -------------      -------------------


      + 100 bp                               $    13                .02%
      - 100 bp                               $  (365)              (.49%)

The preceding interest rate risk analyses do not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analyses do not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Liquidity
---------

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on- and off-balance sheet funding are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of year-end 1999, this ratio was 17.3% and 20.6%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.



GAP REPORT
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES as of December 31, 1999



Volumes                   1-30     31-60    60-90    91-180   181-360      13-24    25-36   37-48   49-60   Over 60
($000's)                  Days      Days     Days      Days      Days     Months   Months  Months  Months    Months         TOTAL
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Due from banks               -         -        -         -         -          -        -       -       -    76,159        76,159
Money Market Inv        24,567                                                                                             24,567
Fixed Rate Debentures                                 3,039         -     55,423        -   9,834   9,684    93,347       171,327
Municipals                 241       232      102     1,836     1,651      1,157    1,228     352   1,021   107,347       115,167
Fixed Rate Mortgage
Backed                   2,173     2,008    1,973     5,148     8,885     24,308   19,438  19,414  25,268   150,413       259,027
Floating Rate Mortgage
Backed                  25,063         -        -         -         -          -        -       -       -         -        25,063
Other Investments          466         -        -         -         -          -       49       -     492    59,096        60,103
---------------------------------------------------------------------------------------------------------------------------------
  Total Investments     52,510     2,240    2,075    10,023    10,536     80,888   20,715  29,600  36,465   486,362       731,414
---------------------------------------------------------------------------------------------------------------------------------

Mortgages:                                                                                                                      -
  Adjustable Rate        4,073       418    2,842     5,070    10,020          -        -       -       -         -        22,423
  Fixed Rate             3,067     3,178    3,151     9,232    17,503     31,497   27,129  23,284  19,771    80,647       218,459
  Variable Home Equit   35,493     8,016      290     3,386     5,553          -        -       -       -         -        52,738
Commercial Variabl     224,701         -        -         -         -          -        -       -       -         -       224,701
Other Commercial         9,437     7,442    7,763    21,438    34,653     62,923    3,879       -       -     (755)       146,780
Installment, Net         8,334     8,946    9,039    26,994    52,379     92,836   71,712  45,503  11,350    17,029       344,122
---------------------------------------------------------------------------------------------------------------------------------
  Total Loans          285,105    28,000   23,085    66,120   120,108    187,256  102,720  68,787  31,121    96,921     1,009,223

Loan Loss Reserve            -         -        -         -         -          -        -       -       -  (13,421)      (13,421)
Other Assets                 -         -        -         -         -          -        -       -       -   113,486       113,486
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS           337,615    30,240   25,160    76,143   130,644    268,144  123,435  98,387  67,586   683,348     1,840,702
Average Yield            8.80%     8.91%    8.74%     8.57%     8.64%      8.40%    8.65%   8.22%   8.29%     4.92%         7.22%
=================================================================================================================================

Liabilities and Captial:
Demand Deposits              -         -        -         -         -          -        -       -       -   225,013       225,013
Savings / NOW            1,492     1,492    1,492     4,475    23,865     17,900        -       -       -   348,914       399,630
Money Markets                -         -        -    71,080    32,055          -        -       -       -         -       103,135
CD's / IRA / Other      57,565    46,882   38,407   155,554   155,410    132,755   25,793  12,287   5,395     2,480       632,528
---------------------------------------------------------------------------------------------------------------------------------
  Total Deposits        59,057    48,374   39,899   231,109   211,330    150,655   25,793  12,287   5,395   576,407     1,360,306

Short Term Borrowings        -   100,000   25,000   129,000         -          -        -       -       -         -       254,000
Term Borrowing               -         -        -         -    15,000          -   10,000   5,000       -    40,000        70,000
Trust Securities             -         -        -         -         -          -        -       -       -    29,817        29,817
Other Liabilities            -         -        -         -         -          -        -       -       -    18,092        18,092
Capital                      -         -        -         -         -          -        -       -       -   108,487       108,487
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
AND CAPITAL             59,057   148,374   64,899   360,109   226,330    150,655   35,793  17,287   5,395   772,803     1,840,702
AVERAGE RATE             4.79%     5.23%    5.15%     4.93%     4.57%      5.03%    5.85%   5.47%   5.00%     1.50%         3.50%
=================================================================================================================================
GAP                    278,558 (118,134) (39,739) (283,966)  (95,686)    117,489   87,642  81,100  62,191  (89,455)
CUMULATIVE GAP         278,558   160,424  120,685  163,281) (258,967)  (141,479) (53,836)  27,264  89,455       (0)
CUMULATIVE GAP /
TOTAL ASSETS            15.13%     8.72%    6.56%    -8.87%   -14.07%     -7.69%   -2.92%   1.48%   4.86%


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


Effects of Inflation
--------------------

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rate changes have a more significant impact on the Company's performance than general levels of inflation.

Forward-Looking Statements
--------------------------

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) risks related to credit quality, interest rate sensitivity and liquidity; (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) inflation, interest rate, market and monetary fluctuations;
(5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (6) changes in consumer spending, borrowing and savings habits; (7) technological changes; (8) any acquisitions or mergers that might be considered by the Company and the costs and factors associated therewith; (9) the ability to maintain and increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States; (11) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (12) the costs and effects of litigation and of any adverse outcome in such litigation; and (13) the success of the Company at managing the risks of the foregoing.

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

The Company completed formal communications with all of its significant suppliers and large customers to determine the status of Year 2000 compliance and if appropriate contingency plans and business resumption plans were in place in the unlikely event the vendor or customer should experience a Year 2000 compliant failure.

The Company has utilized both internal and external resources to reprogram or replace, test and validate the software for Year 2000 modifications. The Company has spent $686,888 for overall Year 2000 upgrades and equipment along with an additional estimated labor cost of $400,000. The expenditures included but were not limited to: upgrades to Item Processing software and hardware, PC software and hardware, NCR ATM's, third party reviews of outsourcing vendors, proxy testing, the cost of service vendor mailings, follow-up testing, customer awareness efforts and commercial customer risk assessments.

The Company completed all renovations on critical systems prior to the roll-over to Year 2000, including modifications to existing software and conversions to new software. As a result, the Year 2000 issue had no impact on the Company's operation. As a further precaution, cash reserves in the branches were maintained well above normal year end levels, but there was no activity that was out of the ordinary. Large cash reserves were then shipped out of the branches during the week of January 3rd, and cash levels are now back to normal operating levels.

As a result of a supportive Senior Management Team, an energetic Y2K Committee and a cooperative staff company-wide, CBSI's Y2K transition was smooth and uneventful. Roll-over weekend went very well with only a couple of minor issues, which were resolved on January 1 or January 3rd. All subsidiaries, departments and branches of the Company participated in Event Weekend testing, and all was in order for reopening on January 3rd.

As of the date of this filing, the Company has not incurred any significant business interruption as a result of the Year 2000 issue. The Company will continue to monitor the issue throughout 2000 and expeditiously remediate any issues that may arise. Based on the Company's readiness efforts, the Company does not reasonably foresee any material Year 2000 issues, and therefore, costs associated with any potential issues are not expected to have a material adverse effect on either the financial condition or operating capacity of the Company.

New Accounting Pronouncements
-----------------------------

In 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon adoption of the SFAS the Company transferred investment securities from held-to-maturity to available-for-sale (see Note C). As a result, securities previously classified as held-to-maturity were sold during the year and investment securities gains of approximately $194,000, net of tax, resulting from the sale have been reported as a cumulative effect of change in accounting principle. The Company has no outstanding derivative financial instruments and, accordingly, adoption of SFAS 133 had no other effect on the Company's financial statements.

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

The following consolidated financial statements and auditor's reports of Community Bank System, Inc. and subsidiaries are contained on pages 42 through 63 of this item.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
- Consolidated Statements of Condition-
  December 31, 1999 and 1998

- Consolidated Statements of Income -
  Years ended December 31, 1999, 1998, and 1997

- Consolidated Statements of Changes in Shareholders' Equity -
  Years ended December 31, 1999, 1998, and 1997

- Consolidated Statements of Cash Flows -
  Years ended December 31, 1999, 1998, and 1997

- Notes to Consolidated Financial Statements -
  December 31, 1999

- Auditor's Report
Quarterly Selected Data (Unaudited) for 1999 and 1998 are contained on page 62.



CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                                                                       December 31,         December 31,
                                                                               1999                 1998
--------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                         $    76,526,657      $    78,893,438
    Federal funds sold                                                   24,200,000                    0
--------------------------------------------------------------------------------------------------------

Total cash and cash equivalents                                         100,726,657           78,893,438

Investment securities
(approximate fair value of $630,729,252 and $593,605,000)               630,687,585          593,539,767

Loans                                                                 1,009,222,515          917,220,120
     Reserve for possible loan losses                                    13,420,610           12,441,255
--------------------------------------------------------------------------------------------------------

Net loans                                                               995,801,905          904,778,865

Premises and equipment, net                                              25,508,863           24,877,782
Accrued interest receivable                                              14,168,068           12,375,334
Intangible assets, net                                                   49,484,949           54,438,219
Other assets                                                             24,323,539           11,785,296
--------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $ 1,840,701,566      $ 1,680,688,701
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                           $   225,012,768      $   249,863,649
      Interest bearing                                                1,135,293,216        1,128,201,929
--------------------------------------------------------------------------------------------------------

Total deposits                                                        1,360,305,984        1,378,065,578
     Federal funds purchased                                                      0           34,700,000
     Borrowings                                                         324,000,000          100,000,000
     Company obligated mandatorily redeemable preferred securities of subsidiary Community Capital Trust 1 holding solely junior
       subordinated debentures of the company                            29,817,188           29,810,438
     Accrued interest and other liabilities                              18,090,941           17,947,217
--------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                     1,732,214,113        1,560,523,233
--------------------------------------------------------------------------------------------------------

Shareholders' equity:
     Common stock no par $1.00 stated value for 1999 and 1998;
       20,000,000 shares authorized; 7,092,259 and 7,296,453 shares
       outstanding for 1999 and 1998,respectively                         7,640,359            7,623,053
       Surplus                                                           33,327,586           32,842,772
       Undivided profits                                                 95,340,837           84,591,247
       Accumulated other comprehensive income                          (13,088,367)            4,285,743
       Treasury stock, at cost (548,100 and 326,600 shares for 1999
         and 1998, respectively)                                       (14,718,787)          (9,151,956)
       Shares issued under employee stock plan - unearned                  (14,175)             (25,391)
--------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                              108,487,453          120,165,468

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,840,701,566      $ 1,680,688,701
========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                                                                               1999            1998            1997
-----------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                          $  84,853,208   $  82,778,201   $  71,562,755
  Interest and dividends on investments:
     U.S. Treasury                                                          270,681         269,408         269,240
     U.S. Government agencies and corporations                           12,287,617      16,340,308      23,767,244
     States and political subdivisions                                    5,001,876       1,571,670         964,917
     Mortgage-backed securities                                          17,925,398      19,588,820      18,317,165
     Other securities                                                     3,510,586       2,091,495       1,879,799
  Interest on federal funds sold and deposits with other banks               38,488         298,175         867,046
-----------------------------------------------------------------------------------------------------------------------

Total interest income                                                   123,887,854     122,938,077     117,628,166
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                   42,773,861      49,668,906      44,590,208
  Interest on federal funds purchased                                     1,330,890         597,355         698,859
  Interest on short-term borrowings                                       4,946,617         156,607       1,884,314
  Interest on mandatorily redeemable preferred securities of subsidiary   2,931,750       2,931,750       2,671,188
  Interest on long-term  borrowings                                       3,963,611       5,188,535       4,907,182
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                                                   55,946,729      58,543,153      54,751,751
-----------------------------------------------------------------------------------------------------------------------

Net interest income                                                      67,941,125      64,394,924      62,876,415
Less: Provision for possible loan losses                                  5,136,068       5,122,596       4,480,000
-----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                      62,805,057      59,272,328      58,396,415
-----------------------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                                       2,344,496       1,921,766       1,725,084
  Service charges on deposit accounts                                     7,012,704       6,630,004       5,054,542
  Commissions on investment products                                      1,288,083       1,222,328       1,001,588
  Other service charges, commissions and fees                             5,223,396       4,412,523       2,397,375
  Other operating income                                                    255,639         893,924       1,643,151
  Investment security gain (loss)                                         (637,654)       1,959,384        (13,881)
-----------------------------------------------------------------------------------------------------------------------

Total other income                                                       15,486,664      17,039,929      11,807,859
-----------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                         26,387,554      25,749,840      22,944,801
  Occupancy expense, net                                                  3,919,378       4,085,818       3,426,189
  Equipment and furniture expense                                         3,465,330       3,500,841       2,727,739
  Amortization of intangible assets                                       4,614,514       4,639,536       3,702,850
  Legal and professional fees                                             1,936,668       1,666,017       1,616,227
  Computer services expenses                                              2,389,138       2,334,104       2,095,395
  Other                                                                  10,020,488       9,899,793       9,285,440
-----------------------------------------------------------------------------------------------------------------------

Total other expenses                                                     52,733,070      51,875,949      45,798,641
-----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                               25,558,651      24,436,308      24,405,633
Income taxes                                                              7,923,182       8,901,945       8,844,127
-----------------------------------------------------------------------------------------------------------------------

Income before change in accounting                                       17,635,469      15,534,363      15,561,506
Cumulative effect of change in accounting principle,
  net of taxes of $133,883 in 1998 (note C)                                       0         193,860               0
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                            $  17,635,469      15,728,223      15,561,506
=======================================================================================================================
Earnings per common share - basic                                             $2.45           $2.08           $2.05
=======================================================================================================================
Earnings per common share - diluted                                           $2.42           $2.05           $2.02
=======================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Years ended December 31, 1997, 1998 and 1999



                                                                                  Common Stock
                                                                                  ------------
                                                             Preferred         Shares                                     Undivided
                                                                 Stock     Oustanding         Amount         Surplus        Profits
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                                  $4,500,000      7,474,406     $4,671,504     $33,584,773    $65,691,025

  Net income - 1997                                                                                                      15,561,506
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period
       Less:  reclassification adjustment for gains included
                    in net income
  Other comprehensive income, before tax:
  Income tax expense related to other comprehensive income
  Other comprehensive income, net of tax
  Comprehensive income
 Dividends declared:
    Preferred, $9.00 per share                                                                                            (180,000)
    Common, $0.76 per share                                                                                             (5,737,004)
  Preferred stock redeemed                                 (4,500,000)                                     (180,000)
  Common stock issued under
    employee stock plan                                                       112,106         95,660       1,815,906
  Change in par value                                                               0      2,819,348     (2,819,348)

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                        $0     $7,586,512     $7,586,512     $32,401,331    $75,335,527

  Net income - 1998                                                                                                      15,728,223
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period
       Less:  reclassification adjustment for gains included
                    in net income
  Other comprehensive income, before tax:
  Income tax expense related to other comprehensive income
  Other comprehensive income, net of tax
  Comprehensive income

  Dividends declared:
    Common, $.86 per share                                                                                              (6,472,503)

  Common stock issued under
     employee stock plan                                                       36,541         36,541         441,441

  Treasury stock purchased                                                  (326,600)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                        $0      7,296,453     $7,623,053     $32,842,772    $84,591,247

  Net income - 1999                                                                                                      17,635,469
  Other comprehensive income, before tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during period
       Less:  reclassification adjustment for losses included
                    in net income
  Other comprehensive loss, before tax:
  Income tax benefit related to other comprehensive income
  Other comprehensive income, net of tax
  Comprehensive income

  Dividends declared:
    Common, $.96 per share                                                                                              (6,885,879)

  Common stock issued under employee stock plan                                17,306         17,306         484,814

   Treasury stock purchased                                                 (221,500)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                        $0      7,092,259     $7,640,359     $33,327,586    $95,340,838
====================================================================================================================================
                                      44 A



                                                                                                         Common Shares
                                                                                             Accumulated  Issued Under
                                                                                                   Other      Employee
                                                                   Treasury  Comprehensive Comprehensive    Stock Plan
                                                                      Stock         Income        Income      Unearned         Total

Balance at January 1, 1997                                                                      $947,853     ($42,928)  $109,352,227

  Net income - 1997                                                              15,561,506                               15,561,506
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period                             3,081,709                                        0
       Less:  reclassification adjustment for gains included
                    in net income                                                    13,881
                                                                                     ------
  Other comprehensive income, before tax:                                         3,095,590
                                                                                  ---------
  Income tax expense related to other comprehensive income                      (1,264,530)
                                                                                -----------
  Other comprehensive income, net of tax                                          1,831,060    1,831,060                   1,831,060
                                                                                  ---------
  Comprehensive income                                                          $17,392,566
                                                                                ===========
 Dividends declared:
    Preferred, $9.00 per share                                                                                             (180,000)
    Common, $0.76 per share                                                                                              (5,737,004)
  Preferred stock redeemed                                                                                               (4,680,000)
  Common stock issued under
    employee stock plan                                                                                       (47,372)     1,864,194
  Change in par value                                                                                                              0

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                                  $2,778,913     ($90,300)  $118,011,983

  Net income - 1998                                                            $15,728,223                                15,728,223
                                                                               -----------
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period                            4,822,654                                         0
       Less:  reclassification adjustment for gains included
                    in net income                                              (2,287,127)
                                                                               -----------
  Other comprehensive income, before tax:                                        2,535,527
  Income tax expense related to other comprehensive income                     (1,028,697)
                                                                               -----------
  Other comprehensive income, net of tax                                         1,506,830     1,506,830                   1,506,830
                                                                                 ---------
  Comprehensive income                                                         $17,235,053
                                                                               ===========
  Dividends declared:
    Common, $.86 per share                                                                                               (6,472,503)

  Common stock issued under
     employee stock plan                                                                                        64,909       542,891

  Treasury stock purchased                                      (9,151,956)                                              (9,151,956)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                   $(9,151,956)                   $4,285,743     ($25,391)  $120,165,468

  Net income - 1999                                                            $17,635,469                                17,635,469
                                                                               -----------
  Other comprehensive income, before tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during period                        (30,010,621)
       Less:  reclassification adjustment for losses included
                    in net income                                                  637,654
                                                                                   -------
  Other comprehensive loss, before tax:                                        29,372,967)
  Income tax benefit related to other comprehensive income                      11,998,857
                                                                                ----------
  Other comprehensive income, net of tax                                      (17,374,110)  (17,374,110)                (17,374,110)
                                                                              ------------
  Comprehensive income                                                            $261,359
                                                                                  ========
  Dividends declared:
    Common, $.96 per share                                                                                               (6,885,879)

  Common stock issued under employee stock plan                                                                 11,216       513,336

  Treasury stock purchased                                      (5,566,831)                                              (5,566,831)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  $(14,718,787)                ($13,088,367)     ($14,175)   108,487,453
====================================================================================================================================
The accompanying notes are an intergral part of the consolidated financial statements.




                                      44 B


CONSOLIDATED STATEMENTS OF CASH FLOWS
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
For Twelve Months Ended December 31, 1999, 1998, and 1997
                                                                               1999            1998            1997
----------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                          $  17,635,469   $  15,728,223   $  15,561,506
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                        2,941,441       2,822,990       2,130,434
      Amortization of intangible assets                                   4,614,513       4,639,536       3,702,850
      Net amortization of security premiums and discounts                 3,719,956       6,922,686           8,005
      Amortization of discount on loans                                   (586,746)       1,443,122       3,142,460
      Provision for loan losses                                           5,136,068       5,122,596       4,480,000
      Provision for deferred taxes                                          730,136         383,806       (223,394)
      (Gain)/loss on sale of investment securities                          637,654     (2,287,127)          13,881
      (Gain)/loss on sale of loans and other assets                       (161,285)       (102,847)       (158,033)
      Change in interest receivable                                     (1,792,734)       1,017,484     (2,602,746)
      Change in other assets and other liabilities                          910,590       2,269,036     (1,391,786)
      Change in unearned loan fees and costs                            (1,328,952)     (1,551,770)       (883,108)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                           30,995,838      36,407,735      23,780,069
----------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                           13,915,420      87,188,668      51,916,026
  Proceeds from maturities of held to maturity
    investment securities                                                 2,771,314      55,077,029     114,946,856
  Proceeds from maturities of available for
    sale investment securities                                          171,894,104     110,430,351      13,507,367
   Purchases of held to maturity investment securities                  (3,775,571)     (7,943,215)     (7,989,300)
  Purchases of available for sale investment securities               (255,683,661)   (228,500,654)   (202,645,932)
  Net change in loans outstanding                                      (94,033,913)    (78,779,935)   (103,025,001)
  Capital expenditures                                                  (3,753,697)     (4,935,714)     (9,042,922)
  Proceeds from sales of property and equipment                             132,963         752,235               0
  Loans purchased in branch acquisition                                           0               0    (86,800,537)
  Premium paid for branch acquisitions                                            0               0    (31,133,116)
----------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                            (168,533,041)    (66,711,235)   (260,266,559)
----------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts,
    and savings accounts                                               (28,505,058)      61,508,239     (6,835,157)
  Net change in certificates of deposit                                  10,745,464    (29,128,619)      15,967,588
  Net change in federal funds purchased                                (34,700,000)    (10,300,000)      13,200,000
  Net change in term borrowings                                         224,000,000      20,000,000    (85,000,000)
  Issuance (retirement) of common and
    preferred stock                                                         187,928         474,451     (3,451,047)
    Treasury stock purchased                                            (5,566,831)     (9,151,956)               0
  Cash dividends                                                        (6,791,081)     (6,311,580)     (5,745,135)
  Deposits assumed in branch acquisitions                                         0               0     309,340,271
  Issuance of mandatorily redeemable capital                                      0               0      29,803,688
    securities of subsidiary
  Debt issuance costs                                                             0               0     (1,222,041)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                          159,370,422      27,090,535     266,058,167
----------------------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                      21,833,219     (3,212,965)      29,571,677
  Cash and cash equivalents at beginning of year                         78,893,438      82,106,403      52,534,726
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              100,726,657      78,893,438      82,106,403
======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid for interest                                                  $56,577,891     $56,791,512     $52,235,280
======================================================================================================================

Cash paid for income taxes                                               $7,681,112      $9,938,377      $9,716,995
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                            $1,772,982      $1,678,184      $1,517,262
Gross change in unrealized gains and                                  ($29,372,967)      $2,547,473      $3,095,590
(losses) on available-for-sale securities
======================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations

Community Bank System, Inc. (the Company) is a one bank holding company which wholly-owns three subsidiaries, Community Bank, N.A. (the Bank), Community Capital Trust I, a subsidiary business trust, and Benefit Plans Administrative Services, Inc. (BPA). BPA, located in Utica, New York, provides pension administration and consulting services to sponsors of defined benefit and defined contribution plans throughout New York State. The Bank operates 67 customer facilities throughout Northern New York, the Finger Lakes Region, the Southern Tier, and Southwestern New York and owns two banking related subsidiaries, Community Financial Services, Inc. (CFSI), and Community Investment Services, Inc. (CISI). CFSI offers insurance investment products and CISI provides broker/dealer and investment advisory services. In addition, the Bank owns two nonbanking subsidiaries, CBNA Treasury Management Corporation
(TMC) and CBNA Preferred Funding Corporation (PFC). TMC operates the cash management, investment, and treasury functions of the Bank, and PFC invests in residential real estate loans as a real estate investment trust. In early 1997, Community Capital Trust I was formed for the purpose of issuing mandatorily redeemable convertible securities, which are considered Tier I capital under regulatory capital adequacy requirements (see Note Q).



Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.



Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.



Investment Securities

The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held to maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities have been classified as trading securities. Equity securities are stated at cost and include stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.



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



Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance plus settlement costs, or fair value less estimated costs of disposal. At December 31, 1999 and 1998, other real estate, included in other assets, amounted to $883,919 and $1,181,926, respectively.



Intangible Assets

Intangible assets represent core deposit value and goodwill arising from acquisitions. The Company periodically reviews the carrying value of intangible assets using fair value methodologies.



Core deposit intangibles are being amortized principally on an accelerated basis over ten years. Goodwill is being amortized on a straight-line basis over 15 to 25 years.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of transfer and are amortized in proportion to and over the period of estimated net servicing income or loss. The Bank uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Bank incorporated assumptions that market participants would use in estimating future net servicing income, which included estimates of the cost of servicing per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment using these same market assumptions. At December 31, 1999 and 1998, mortgage servicing rights, included in other assets, amounted to approximately $577,457 and $406,000, respectively.



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




Treasury Stock

Treasury stock purchases are recorded at cost. During 1999 and 1998, the Company purchased 221,500 and 326,600 shares of treasury stock at an average cost of $25.13 and $28.02, respectively. This stock repurchase program reflects the Company's belief that its common stock is an investment and that the financial markets are not fully valuing its strong banking franchise.

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

A summary of these acquisitions and the divestiture activity is as follows:

                                                      Acquisitions
                                          ---------------------------------
                                               Key Bank      Fleet Bank
                                              (6/16/97)       (7/18/97)
                                          ---------------------------------

Cash received (paid)                       $110,752,957     $76,516,971

Loans  acquired (divested)                   24,093,903      62,706,634

Property and equipment acquired (divested)    1,836,405       2,438,645

Other assets and (liabilities)                   34,323       (172,683)
    acquired (divested), net

Purchase price allocated to goodwill         13,563,861      17,569,255

                                          ---------------------------------
Deposit liabilities assumed (divested)     $150,281,449    $159,058,822

===========================================================================

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


NOTE C:  INVESTMENT SECURITIES
     The amortized cost and estimated fair values of investments in securities as of December 31 are as follows:
                                                    1999                                              1998

------------------------------------------------------------------------------------------------------------------------------------
                                                   Gross       Gross    Estimated                    Gross       Gross     Estimated
                                   Amortized  Unrealized  Unrealized         Fair     Amortized Unrealized  Unrealized          Fair
Held to Maturity                        Cost       Gains      Losses        Value          Cost      Gains      Losses         Value
------------------------------------------------------------------------------------------------------------------------------------
Obligations of
     states and political
     subdivisions                 $5,042,178     $44,647      $2,978   $5,083,847    $4,037,920    $65,448          $0    $4,103,368
                                  ----------     -------      ------   ----------    ----------    -------          --    ----------

      TOTALS                       5,042,178      44,647       2,978    5,083,847     4,037,920     65,448           0     4,103,368
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies   177,096,928      39,872   5,343,701  171,793,099   170,464,535  5,417,176      15,398   175,866,313

Obligations of
     states and political
     subdivisions                118,223,430     360,414   8,458,684  110,125,160    40,590,647    937,758     199,217    41,329,188

Corporate Securities              35,914,206           0   2,815,011   33,099,195     9,152,685    232,308       3,228     9,381,765

Mortgage-backed securities       290,000,398   1,805,835   7,716,143  284,090,090   336,090,433  3,360,728   2,484,578   336,966,583
                                 -----------   ---------   ---------  -----------   -----------  ---------   ---------   -----------
      TOTALS                     621,234,962   2,206,121  24,333,539  599,107,544   556,298,300  9,947,970   2,702,421   563,543,849

Equity securities                 26,537,863           0           0   26,537,863    25,957,998          0           0    25,957,998
                                  ----------           -           -   ----------    ----------          -           -    ----------
      TOTALS                     647,772,825   2,206,121  24,333,539  625,645,407   582,256,298  9,947,970   2,702,421   589,501,847
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain/(loss) on
     Available for Sale         (22,127,418)                                          7,245,549
------------------------------------------------------------------------------------------------------------------------------------
GRAND TOTAL
CARRYING VALUE                 $ 630,687,585                                       $593,539,767
====================================================================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Held to Maturity                     Available for Sale
                                                              Est. Market                            Est. Market
                                                    Cost            Value                Cost              Value
 ----------------------------------------------------------------------------------------------------------------

Due in one year or less                       $3,219,815       $3,227,163          $3,839,949         $3,889,961
Due after one through five years               1,622,874        1,644,253           7,121,848          7,463,664
Due after five years through ten years           181,394          193,286         150,042,434        145,012,769
Due after ten years                               18,095           19,145         170,230,333        158,651,060
                                             --------------------------------------------------------------------
TOTAL                                          5,042,178        5,083,847         331,234,564        315,017,454
Mortgage-backed securities                             0                0         290,000,398        284,090,090
                                             --------------------------------------------------------------------
TOTAL                                         $5,042,178       $5,083,847        $621,234,962       $599,107,544
=================================================================================================================

Proceeds from sales of investments in debt securities during 1999, 1998, and 1997 were $13,915,000, $87,189,000, and $51,916,000, respectively. Gross gains of  approximately  $7,000,  $2,287,000,  and $283,000 for 1999,  1998, and 1997,
respectively, and gross losses of $914,000, $0, and $297,000 in 1999, 1998, and 1997, respectively, were realized on those sales.

Investment securities with a carrying value of $457,512,000, $324,565,708 and $320,953,967 at December 31, 1999, 1998, and 1997, respectively, were pledged to collateralze deposits and borrowings.

Pursuant to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," in 1998, the Company transferred investment securities having an amortized cost of $216,797,000 and net unrealized gains of $6,952,000 from held-to-maturity to available-for-sale. The Company subsequently sold a portion of those investments with an amortized cost of $17,424,400, within the same quarter. Accordingly, the realized gain of $193,860, net of tax, has been reported as a cumulative effect of a change in accounting principle.


NOTE D:   LOANS

Major classifications of loans at December 31 are summarized as follows:
                                                                  1999              1998
--------------------------------------------------------------------------------------------
Real estate mortgages:
     Residential                                          $336,466,553      $314,782,271
     Commercial                                            114,838,282       101,286,004
     Farm                                                   17,652,220        12,491,763
Agricultural loans                                          27,721,431        24,143,691
Commercial loans                                           171,787,084       152,822,499
Installment loans to individuals                           329,275,510       301,803,189
Other loans                                                  8,384,602         8,705,823
                                                         -----------------------------------
                                                         1,006,125,682       916,035,240

Less : Unearned interest, and deferred loan fees and         3,096,833         1,184,880
costs, net
       Reserve for possible loan losses                   (13,420,610)      (12,441,255)
                                                         -----------------------------------
Net loans                                                 $995,801,905      $904,778,865
============================================================================================

The estimated fair value of loans receivable at December 31, 1999 and 1998 was $991,000,000 and $848,000,000, respectively.

Non-accrual loans of $4,589,000 and $2,473,000 at December 31, 1999 and 1998, respectively, are included in net loans. If non-accrual loans had been accruing interest at their originally contracted terms, interest income on these loans would have amounted to $189,346 and $174,405 in 1999 and 1998, respectively.

Loans to directors and officers or other related parties were approximately $2,330,000 and $2,336,000 at December 31, 1999 and 1998, respectively. During 1999, new loans to such parties amounted to $980,000 and repayments amounted to $986,000.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others was $88,700,053 and $58,825,355 at December 31, 1999 and 1998, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $650,420 and $427,349 at December 31, 1999 and 1998, respectively.

Changes in the reserve for possible loan losses for the years ended December 31 are summarized as follows:

                                   --------------------------------------------------------
                                           1999                 1998               1997
-------------------------------------------------------------------------------------------
Balance at beginning of year        $12,441,255          $12,433,812         $8,127,752
Reserves on acquired loans                    0                    0          3,547,641
Provision charged to expense          5,136,068            5,122,596          4,480,000
Loans charged off                   (5,287,623)          (6,096,561)        (4,448,281)
Recoveries                            1,130,910              981,408            726,700
                                   --------------------------------------------------------
Balance at end of year              $13,420,610          $12,441,255        $12,433,812
===========================================================================================

As of December 31, 1999, 1998 and 1997, the Company's impaired loans for which specific valuation allowances were recorded were not significant.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:
------------------------------------------------------------
                                           1999         1998
------------------------------------------------------------

Land and land improvements         $  3,074,848    3,056,589

Bank premises owned                  25,076,326   22,851,189

Equipment                            19,529,121   18,706,427
                                    ------------------------
    Premises and equipment,gross     47,680,295   44,614,205
Less:  Allowance fo depreciation     22,171,432   19,736,423
                                    ------------------------
      Premises and equipment, net   $25,508,863   24,877,782

NOTE F:  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:
---------------------------------------------------------------------------
                                           1999                    1998
---------------------------------------------------------------------------

Core deposit intangible            $ 14,434,507            $ 14,434,507
Goodwill and other intangibles       52,760,397              52,760,397
                                -------------------     -------------------
    Intangible assets,gross          67,194,904              67,194,904
                                -------------------     -------------------
Less:  Accumulated amortization    (17,709,955)            (13,162,685)
                                -------------------     -------------------
    Intangible assets, net         $ 49,484,949            $ 54,032,219
===========================================================================

NOTE G:  DEPOSITS

Deposits by type at December 31 are as follows:
---------------------------------------------------------------------------
                                           1999                    1998
---------------------------------------------------------------------------

Demand                             $225,012,767            $249,863,649
Savings                             502,765,002             506,419,177
Time                                632,528,215             621,782,752
                                    -----------             -----------
    Total Deposits               $1,360,305,984          $1,378,065,578


The estimated fair values of deposits at December 31, 1999 and 1998 were approximately $1,357,000 and $1,387,000, respectively.

At December 31, 1999 and 1998, time certificates of deposit in denominations of $100,000 and greater totaled $112,397,283 and $91,689,939, respectively.

The approximate maturities of time deposits at December 31 are as follows:

---------------------------------------------------------------------------
Maturity                                   1999                    1998
---------------------------------------------------------------------------
One year or less                   $455,381,669             497,600,234

One to two years                    132,756,822              76,588,398
Two to three years                   25,793,504              26,443,032
Three to four years                  12,287,767              11,840,172
Four to five years                    5,393,330               8,395,567
Over five years                         915,123                 915,549
                                   ------------             -----------
                                   $632,528,215            $621,782,952
===========================================================================

NOTE H:  BORROWINGS

At December 31, 1999 and 1998, outstanding borrowings were as follows:
---------------------------------------------------------------------------
                                                   1999            1998
---------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased                                $34,700,000
     Federal Home Loan Bank Advances       $250,000,000      30,000,000
     Other short-term borrowings              4,000,000               0
                                           ------------- ---------------
                                            254,000,000      64,700,000
Long term borrowings:
     Federal Home Loan Bank Advances         70,000,000      70,000,000
     Company obligated mandatory
       redeemable preferred securities
       of subsidiary trust holding solely
       junior subordinated debentures
       of  the Company, net of discount
       of$182,813 and $189,562               29,817,188      29,810,438
                                           ------------- ---------------
                                           $353,817,188    $164,510,438
===========================================================================

Federal Home Loan Bank advances are secured by a blanket lien on the Company's residential real estate loan portfolio and mortgage-backed securities portfolio.

Long-term borrowings at December 31, 1999 have maturity dates as follows:
                           Weighted
                       Average Rate                 Amount
                       ------------                 ------

February 13, 2000             5.86%           $ 15,000,000
December 17, 2002             6.20%             10,000,000
February 10, 2003             5.52%              5,000,000
January 23, 2008              5.44%             10,000,000
January 28, 2008              5.48%              5,000,000
January 30, 2008              5.27%             20,000,000
February 4, 2008              5.45%              5,000,000
January 30, 2027              9.75%             29,817,188
                              ----              ----------

                              6.84%           $ 99,817,188
==============================================================

NOTE I:  INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is as follows:
-------------------------------------------------------------------------------
                                             1999         1998         1997
-------------------------------------------------------------------------------
Current:
     Federal                           $8,122,791   $7,889,187   $8,071,488
     State                                530,527      762,835      996,033
Deferred:
     Federal                            (569,274)      299,246    (174,176)
     State                              (160,862)       84,560     (49,218)
                                        --------        ------     -------
Total income taxes                     $7,923,182   $9,035,828   $8,844,127
===============================================================================

Components of the net deferred tax asset, included in other assets, as of December 31 are as follows:
-----------------------------------------------------------------
                                             1999         1998
-----------------------------------------------------------------
Investment securities                  $8,441,513            -
Allowance for loan losses               4,985,174   $3,950,235
Postretirement and other reserves         975,669      758,068
Pension                                   444,811      309,462
Amortization of intangibles               352,237      334,550
Other                                   1,328,233      641,287
                                       --------------------------
Total deferred tax asset               16,527,637    5,993,602
                                       --------------------------

Investment securities                           -    3,248,258
Deferred loan fees                      1,539,808      996,932
Depreciation                              831,933      557,393
Mortgage servicing rights                 235,883            -
                                       --------------------------
Total deferred tax liability            2,607,624    4,802,583
                                       --------------------------
Net deferred tax asset                $13,920,013   $1,191,019

The Company has determined that no valuation allowance is necessary as it is more likely than not that deferred tax assets will be realized through carryback of future deductions to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income.

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

--------------------------------------------------------------------------------
                                                 1999         1998       1997
--------------------------------------------------------------------------------

Federal statutory income tax rate               35.0%        35.0%      35.0%
Increase (reduction) in taxes resulting from:
    Tax-exempt interest                         (6.3)        (1.9)      (1.2)
    State income taxes, net of federal benefit    0.6          1.9        2.4
    Other                                         1.7          1.5        0.0
                                                  ---          ---        ---
Effective income tax rate (inlcuding tax        31.0%        36.5%      36.2%
    effect of accounting change)
================================================================================

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In additional to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1999, the Bank had approximately $15,887,000 in undivided profits legally available for the payments of dividends.

In addition, the Federal Reserve Board and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

There are also statutory limits on the transfer of funds to the Company by its banking subsidiary, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company generally are limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Furthermore, such loans and extensions of credit are required to be collateralized in specific amounts.

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

The following table shows the Company's Plans' funded status reconciled with amounts reported in the Company's consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligations:


                                                       Pension Benefits         Postretirement Benefits
                                                       ----------------         -----------------------
                                                      1999          1998           1999          1998
                                                      ----          ----           ----          ----
Change in benefit obligation
Benefit obligation at the beginning of year    $12,482,616    $9,775,164     $2,693,122    $2,963,555
Service cost                                       607,015       462,548        103,520       101,734
Interest cost                                      755,791       677,664        129,518       170,270
Deferred actuarial (gain) loss                 (1,405,526)     2,060,111      (833,444)     (452,500)
Benefits paid                                    (508,272)     (492,871)       (95,941)      (89,937)
                                               --------------------------------------------------------
Benefit obligation at end of year               11,931,624    12,482,616      1,996,775     2,693,122
--------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year  12,157,001    10,689,215              -             -
Actual return of plan assets                     1,637,354     1,376,137              -             -
Company contributions                              296,848       584,520              -             -
Benefits paid                                    (508,272)     (492,871)              -             -
                                               --------------------------------------------------------
Fair value of plan assets at end of year        13,582,931    12,157,001              -             -
--------------------------------------------------------------------------------------------------------

Funded (unfunded) status                         1,651,307     (325,615)    (1,996,775)   (2,693,122)
Unrecognized actuarial (gain) loss               (117,742)     1,843,675      (163,005)       116,495
Unrecognized prior service(benefit) cost         (248,367)     (263,557)              -       260,445
Unrecognized net asset at date of adoption        (92,282)     (114,530)
Unrecognized portion of net obligation at transition                            533,117       863,300
                                               --------------------------------------------------------
Prepaid (accrued) benefit cost                  $1,192,916   $ 1,139,973   $(1,626,663)  $(1,452,882)
========================================================================================================

Weighted-average  assumptions  as of December 31
Discount rate                                        7.00%         6.50%          7.00%         6.50%
Expected return on plan assets                       9.00%         9.00%              -             -
Rate of  compensation  increase                      4.00%         4.00%              -             -
========================================================================================================
The  increase in the discount  rate from 6.5% to 7.0%  decreased  the  projected benefit  obligation  of the pension plan at December  31, 1999 by $810,000.  The change in mortality  tables used to calculate the projected  benefit  obligation decreased such obligation  approximately $918,000 in 1999. During 1999, the Plan changed to a fixed dollar  employer  contribution  plan; as a result,  trends in health care costs have no effect on the amounts  reported for health care plans.
-----------------------------------------------------------------------------------------------------------------------
                                                     Pension  Benefits                    Postretirement  Benefits
                                                     -----------------                    ------------------------
                                               1999         1998         1997         1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------

Components of net periodic benefit cost
Service cost                               $607,015     $462,548     $353,762     $103,520     $101,734     $125,779
Interest cost                               755,791      677,664      631,010      129,518      170,270      195,508
Actual return on plan assets            (1,637,354)  (1,376,137)  (1,688,816)
Net amortization and deferral               518,453      454,474      916,794
Amortization of prior service cost                                                       -       18,610       18,610
Amortization of unrecognized net loss                                              (4,325)      (3,679)       14,948
Amortization of transition obligation                                               41,009       61,200       61,200

                                        -------------------------------------------------------------------------------
Net periodic benefit   cost                $243,905     $218,549     $212,750     $269,722     $348,135     $416,045
=======================================================================================================================
The defined  benefit  pension plan is authorized to invest up to 10% of the fair value of its total  assets in common stock of  Community  Bank  System,  Inc. At
December  31,  1999  and  1998,   the  plan  holds  43,378  and  35,828  shares,
respectively, of the sponsor company common stock.

----------------------------------------------------------------------
                                               1% Point      1% Point
                                               Increase      Decrease
----------------------------------------------------------------------
Effect on total of service and interest         $58,088       $48,525
    cost components
Effect on postretirement benefit obligation    $451,340      $383,466
======================================================================

The  Company  also  has an  Employee  Savings  and  Retirement  Plan,  which  is administered by the Trust Department of Community Bank, N. A. The Employee Savings and Retirement Plan included Section 401(k) and Thrift provisions as defined under the Internal Revenue Code. Company contributions to the trust amounted to $440,000, $647,000, and $791,000 in 1999, 1998, and 1997,
respectively.

The Company has deferred compensation agreements with its President and Chief Executive Officer and several former executives and officers whereby monthly payments are to be provided upon retirement over periods ranging from ten to 25 years. Expense recognized during 1999, 1998, and 1997 related to these arrangements amounted to approximately $367,000, $258,000, and $257,000, respectively.

The Company has a Stock Balance Plan for nonemployee directors who have completed six months of service. The Plan is a nonqualified, noncontributory defined benefit plan. The Plan provides benefits for periods of service prior to January 1, 1996 based on a predetermined formula. Amounts credited to participant accounts for all creditable service after January 1, 1996 are based on performance of the Company's stock. Participants become fully vested after six years of service. Benefits are payable in the form of stock of the Company on the first of the month following the later of a participant's disassociation from the Board or attainment of age 70. In the event of a change in control or other occurrences, as defined, participants have the right to receive a distribution of common stock equal to the number of shares credited to the participant. Unrecognized prior service cost of $549,633 is being amortized over 10 years. Expense related to the Plan recognized in 1999, 1998, and 1997 approximated $220,000, $190,000, and $203,000, respectively. The accrued pension liability was approximately $367,000 and $455,000 at December 31, 1999 and 1998, respectively. The net periodic pension cost was calculated using discount rates of 7.0% and 6.5% for 1999 and 1998, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has long-term, stock-based incentive compensation programs for directors, officers, and key employees including incentive stock options (ISO's), restricted stock awards (RSA's), nonqualified stock options (NQSO's), warrants, retroactive stock appreciation rights, and discounted options. The Company has authorized the grant of options for up to 605,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable at the end of five years of continued employment. Activity in these plans for 1999, 1998, and 1997 was as follows:

-----------------------------------------------------------------------------------------------
                                      Options         Range of        Shares         Weighted
                                  Outstanding           Option   Excersiable          Average
                                                         Price                 Exercise Price
                                                     Per Share                         Shares
                                                                                  Outstanding
-----------------------------------------------------------------------------------------------
Outstanding at December 31, 1996      397,630    6.75 -  19.13       168,460            14.20
Granted                                 5,700            27.25
Granted at a discount                       0
Exercised/cancelled                 (110,300)     7.5 - 16.125                          11.56
Forfeited                                   0
Outstanding at                        293,030    5.87 -  19.13       129,765            14.54
December 31, 1997
Granted                               231,311   31.31 -  34.81
Exercised/cancelled                  (45,573)    8.00 -  33.31                          15.18
Forfeited                                   0
Outstanding at December 31, 1998      478,768    6.75 -  34.81       305,261            25.82
Granted                               130,379   25.38 -  29.31
Exercised/cancelled                  (23,793)   12.13 -  19.13
Forfeited                             (1,085)
Outstanding at December 31, 1999      584,269    6.75 -  34.81
                                  ===========================================================

The Company granted 8,000 discounted options in 1996 and recognized compensation expense of approximately $13,000. Restricted stock awarded in 1998 and 1997 amounted to 100 and 5,700 shares, respectively. Total expense is based on the market value of the stock at the date of grant and is being accrued over the period the restrictions lapse. Expense in 1999, 1998, and 1997 was $24,015, $81,241, and $145,753, respectively. There were 370,995, 500,289 and 356,600 shares available for future grants or awards under the various programs described above at December 31, 1999, 1998, and 1997, respectively. Directors may elect to defer all or a portion of their director fees until a certain distribution date pursuant to a Deferred Compensation Plan. The administrator has established an account for each participating director and credits to such account the number of shares of Company common stock which would have been purchased with the director fees and shares equal to the amount of dividends which would have been received. On the distribution date, the director shall be entitled to receive either shares of the Company common stock equal to the number of shares accumulated or at the Company's election, cash equal to the fair value of the number of shares accumulated. There were 4,960 and 2,636 shares credited to participant accounts at December 31, 1999 and 1998, respectively, for which a liability of approximately $638,000 and $492,000 was accrued and approximately $146,000 and $122,045 was recognized as expense.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," provides for a fair-value-based method of accounting for stock compensation plans with employees and others. Alternatively, the statement allows that entities may continue to account for stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosure of pro forma amounts reflecting the difference between cost charged to operations pursuant to APB No. 25 and compensation cost that would have been charged to operations had SFAS No. 123 been applied. The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans. Application of the fair-value based accounting provision of SFAS No. 123 results in the following pro forma amounts of net income and earnings per share:

-----------------------------------------------------------------------
                                                1999            1998
-----------------------------------------------------------------------
Net income:
   As reported                           $17,635,469     $15,728,222
   Pro forma                              17,084,216      14,005,208
Earnings per share:
   As reported                                 $2.42           $2.08
   Pro forma basic earnings per share           2.34            1.83

=======================================================================

The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rates by grant ranging from 4.65% to 5.78% during 1999, 5.55% to 5.67% during 1998, and 5.48% to 7.83%
during 1997; dividend yields of 3.00% during 1999, 1998 and 1997; volatility factors of the expected market price of the Company's common stock of 30.78% for 1999, 44.06% for 1998 and 45.93% for 1997; and a weighted-average expected life of the option of 6.70 years in 1999, 8.27 for 1998, and 7.18 for 1997.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the preceding results are not likely to be representative of the effects on reported net income for future years due to additional years of vesting. At December 31, 1999 the weighted average information for outstanding and exercisable shares is as follows:

------------------------------------------------------------------------------------------------------------------
                                            Shares Outstanding                        Shares Exercisable

                                                     Weighted Average                                 Weighted
         Range of                   Shares  -----------------------------------        Shares          Average
         Exercise              Outstanding           Exercise       Remaining     Outstanding         Exercise
          Price                                         Price    Life (years)                            Price
------------------------------------------------------------------------------------------------------------------

$ 3.5314- $ 7.0625                   2,000              $6.75             2.0           2,000            $6.75
$ 7.0626- $10.5938                  15,200              $7.50             2.9          15,200            $7.50
$10.5939- $14.1250                  43,348             $12.78             5.4          27,788           $12.82
$14.1251- $17.6563                  77,240             $15.63             5.6          54,128           $15.47
$17.6564- $21.1875                  88,563             $19.13             7.0          59,279           $19.13
$24.7189- $28.2500                   3,102             $25.66             9.4               0            $0.00
$28.2501- $31.7813                 208,520             $30.10             8.6          75,390           $30.27
$31.7814- $35.3125                 146,296             $34.81            12.5         146,246           $34.81
------------------------------------------------------------------------------------------------------------------
     Total / Average               584,269             $25.73             8.5         380,031           $25.86
==================================================================================================================

NOTE M:  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:
--------------------------------------------------------------------------------
                                         Income        Shares   Per Share Amount
--------------------------------------------------------------------------------
1999    Net Income                  $17,635,649

        Basic EPS                    17,635,649     7,188,626              $2.45

        Effect of dilutive securities:
         Stock options                        0       106,625
                                              -       -------

        Diluted EPS                 $17,635,649     7,295,251              $2.42
================================================================================

1998    Net Income                  $15,728,223

        Basic EPS                    15,728,223     7,544,938              $2.08

        Effect of dilutive securities:
         Stock options                        0       125,773
                                              -       -------

        Diluted EPS                 $15,728,223     7,670,711              $2.05
================================================================================

1997    Net Income                  $15,561,506
        Less: Preferred stock
              dividends                (78,750)
                                       -------

        Basic EPS                    15,482,756     7,537,043              $2.05

        Effect of dilutive securities:
         Stock options                        0       139,283
                                              -       -------

        Diluted EPS                 $15,482,756     7,676,326              $2.02
================================================================================

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

--------------------------------------------------------------------------------
                                                            1999            1998
--------------------------------------------------------------------------------
Financial instruments whose contract
   amounts represent credit risk at December 31:      17,498,107       3,745,000
        Letters of credit
        Commitments to make or purchase loans
        or to extend credit on lines of credit       201,401,741     176,857,000
                                                  ---------------- -------------
            Total                                   $218,899,848    $180,602,000

================================================================================
The fair value of these financial instruments is not significant.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include residential real estate, income-producing commercial properties, and personal property. The Company has unused lines of credit totaling $6,000,000 and $73,859,534 at December 31, 1999 and 1998, respectively. The Company has additional unused borrowing capacity through collateralized transactions with the Federal Home Loan Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 1999 was $21,211,000, of which $2,000,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $19,211,000 was represented by cash on hand.

NOTE O:  LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $991,103, $1,132,000 and $913,306 in 1999, 1998 and 1997, respectively. The future minimum rental commitments as of December 31, 1999 for all noncancelleable operating leases are as follows:

    Years ending
    December 31:
===================================================

    2000                                 $757,278
    2001                                  666,896
    2002                                  510,357
    2003                                  502,370
    2004                                  362,857
    Thereafter                          1,835,457
===================================================

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


------------------------------------------------------------------------------------------------
                                                                               To Be Well
                                                                             Capitalized Under
                                                           For Capital       Prompt Corrective
                                         Actual         Adequacy Purposes    Action Provisions
------------------------------------------------------------------------------------------------
                                    Amount    Ratio      Amount    Ratio      Amount    Ratio
------------------------------------------------------------------------------------------------
As of December 31,1999:
Total Core Capital
    (to Risk Weighted Assets)     $116,257   10.61%     $87,864     8.0%     $93,087    10.0%

Tier I Capital
    (to Risk Weighted Assets)     $102,836    9.39%     $43,932     4.0%     $55,852     6.0%

Tier I Capital
    (to Average Assets)           $102,836    5.86%     $70,340     4.0%     $87,925     5.0%

As of December 31, 1998:
Total Core Capital
    (to Risk Weighted Assets)     $103,693   10.74%     $80,321     8.0%    $100,402    10.0%

Tier I Capital
    (to Risk Weighted Assets)      $91,252    9.49%     $40,161     4.0%     $60,241     6.0%

Tier I Capital
    (to Average Assets)            $91,252    5.92%     $63,889     4.0%     $79,861     5.0%

================================================================================================

NOTE Q:  PARENT COMPANY STATEMENTS

------------------------------------------------------------------------------
                            CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------
                                               December 31      December 31
                                                      1999             1998
------------------------------------------------------------------------------

Assets:
    Cash and cash equivalents                      519,259        1,952,603
    Investment securities                          820,211          641,846
    Investment in and advances
        to subsidiaries                        145,116,096      158,467,480
    Other assets                                   129,489          278,795
                                              ------------   --------------
       Total assets                            146,585,055      161,340,724
==============================================================================

Liabilities:
    Due to subsidiary                                    -        7,360,338
    Accrued interest and other liabilities       3,352,414        3,076,480
    Borrowings                                  34,745,188       30,738,438
Shareholders' equity                           108,487,453      120,165,468
                                              ------------    -------------
      Total liabilities and
        shareholders' equity                   146,585,055      161,340,724
==============================================================================

--------------------------------------------------------------------------------------
                          CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------
                                                 Years Ended December 31
                                           1999            1998             1997
--------------------------------------------------------------------------------------
Dividends from subsidiaries          20,466,894      11,462,202        7,646,993
Interest on investments
    and deposits                         40,000          40,000           50,368
Gain on sale of assets                        -         150,000
                                    ------------   --------------     ------------
        Total revenues               20,506,894      11,652,202        7,697,361
                                    ------------   --------------     ------------
Expenses:
    Interest on long term
       notes and debentures           3,024,977       3,022,485        2,753,370
    Other Expenses                        7,774           2,750            2,250
                                    ------------   --------------     ------------
        Total expenses                3,032,751       3,025,235        2,755,620
                                    ------------   --------------     ------------
Income before tax benefit and
  equity in undistributed net
   income of subsidiaries            17,474,143       8,626,967        4,941,741
Income tax expense                      899,704       1,034,861          980,331
                                    ------------   --------------     ------------

Income before equity in
   undistributed net income
     subsidiaries                    18,373,847       9,661,828        5,922,072

Equity in undistributed
   net income:
       Subsidiary bank and
       related subsidiaries           (738,378)       6,066,395        9,639,434
                                    ------------   --------------      ------------
Net Income
                                     17,635,469      15,728,223       15,561,506
================================================   ==============    ==============

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

================================================================================
                           STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Increase (Decrease) in Cash, Cash
Equivalents, and Noncash Activities
                                                 Years Ended December 31
                                           1999             1998            1997
--------------------------------------------------------------------------------
Operating Activities:
    Net income
                                     17,635,469       15,728,223      15,561,506
    Adjustments to reconcile
      net income to net cash
      provided by operating activities:
        Equity in undistributed
          net income
          of subsidiaries               738,378      (6,066,395)     (9,639,435)
        Net change other assets
          and accrued liabilities       694,498        (237,012)         240,777
--------------------------------------------------------------------------------
Net Cash Provided By
  Operating Activities               19,068,345        9,424,816       6,162,848
--------------------------------------------------------------------------------
Investing Activities:
  Purchase of available for
    sale investment securities        (178,365)        (114,617)        (27,229)
  Sale of available for sale
    investment securities
  Capital contributions
    to subsidiaries                 (4,793,001)        (602,264)    (27,374,880)
--------------------------------------------------------------------------------
Net Cash Used By
  Investing Activities              (4,971,366)        (716,881)    (27,402,109)
--------------------------------------------------------------------------------
Financing Activities:
  Net change in loans
    to subsidiaries                 (7,360,338)        7,360,338       (500,000)
  Proceeds from issuance of
    short term debt                   4,000,000
  Proceeds from issuance of
    junior subordinated debentures to
    subsidiary                                                        30,719,236
  Issuance (retirement) of common
    and preferred stock                 187,928          474,450     (3,451,047)
  Repurchase of treasury stock      (5,566,831)      (9,151,956)
  Cash dividends                    (6,791,082)      (6,311,580)     (5,745,135)
--------------------------------------------------------------------------------
Net Cash Provided (Used)
  By Financing Activities          (15,530,323)      (7,628,748)      21,023,054
--------------------------------------------------------------------------------
Change In Cash
  And Cash Equivalents:             (1,433,344)        1,079,187       (216,207)
    Cash and cash equivalents
      at beginning of year            1,952,603          873,416         562,241
================================================================================
CASH AND CASH EQUIVALENTS
AT END OF YEAR                          519,259        1,952,603         346,034
================================================================================
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash Paid For Interest                3,022,231        3,022,485       1,497,175
================================================================================
SUPPLEMENTAL DISCLOSURES
OF NONCASH FINANCING ACTIVITIES:
    Dividends declared
      and unpaid                      1,772,982        1,678,184       1,517,262
================================================================================

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

                                                PricewaterhouseCoopers LLP
                                                One Lincoln Center
                                                Syracuse NY  13202-9972
                                                Telephone (315) 474 8541
                                                Facsimile (315) 473 1385

                       Report of Independent Accountants


To the Board of Directors and Shareholders
Community Bank System, Inc.
DeWitt, New York

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP


Syracuse, New York
January 30, 2000



                                                              TWO YEAR SELECTED QUARTERLY DATA
1999 RESULTS                                 1st                2nd               3rd                4th
(Dollars in Thousands)                   Quarter            Quarter           Quarter            Quarter              Total
----------------------                   -------            -------           -------            -------              -----

Net interest income                   $   15,872         $   16,519          $ 17,554         $   17,996          $  67,941

Provision for loan losses                  1,169              1,421             1,099              1,447              5,136
                                  ---------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses              14,703             15,098            16,455             16,549             62,805

Total other income                         4,103              3,880             4,022              3,482             15,487

Total other expense                       13,219             13,188            13,266             13,061             52,734
                                  ---------------------------------------------------------------------------------------------

Income before income taxes                 5,587              5,790             7,211              6,970             25,558

Income taxes                               1,899              1,742             2,309              1,973              7,923
                                  ================== ================== ================= ================== ==================
Net income                            $    3,688         $    4,048          $  4,902         $    4,997          $  17,635
                                  ================== ================== ================= ================== ==================

Earnings per share - Basic            $     0.51          $    0.56           $  0.69         $     0.70           $   2.45

Earnings per share - Diluted          $     0.50          $    0.55           $  0.68         $     0.69           $   2.42

                                  ---------------------------------------------------------------------------------------------
1998 RESULTS                                 1st                2nd               3rd                4th
(Dollars in Thousands)                   Quarter            Quarter           Quarter            Quarter              Total
----------------------                   -------            -------           -------            -------              -----

Net interest income                   $   16,169         $   15,922          $ 16,513        $    15,791             64,395

Provision for loan losses                  1,371              1,303             1,177              1,272              5,123
                                  ---------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses              14,798             14,619            15,336             14,519             59,272

Total other income                         3,681              4,683             4,392              4,476             17,232

Total other expense                       12,662             13,166            12,988             13,058             51,874
                                  ---------------------------------------------------------------------------------------------

Income before income taxes                 5,817              6,136             6,740              5,937             24,630

Income taxes                               2,129              2,234             2,374              2,165              8,902

                                  ================== ================== ================= ================== ==================
Net income                            $    3,688          $   3,902          $  4,366         $    3,772          $  15,728
                                  ================== ================== ================= ================== ==================

Earnings per share - Basic            $     0.49          $    0.51          $   0.57         $     0.53           $   2.08

Earnings per share - Diluted          $     0.48          $    0.50          $   0.56         $     0.51           $   2.05





Item 9. Changes in and Disagreements with Accounting and Financial Disclosure
-----------------------------------------------------------------------------

None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information concerning Directors of the Company required by this Item 10 is incorporated herein by reference to the section entitled "Nominees for Director and Directors Continuing in Office" in the Company's Proxy Statement. The Information concerning executive officers of the Company required by this Item 10 is incorporated by reference to Item 4A of this Annual Report on Form 10-K .

Item 11. Executive Compensation
-------------------------------

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

The following table sets forth information with respect to persons known to the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock as of March 27, 2000.

                                          Number of Shares
Name & Address of Beneficial Owner       Beneficially  Owned    Percent of Class
----------------------------------       -------------------    ----------------
Perkins, Wolf, McDonnell & Company              473,600 *             6.7%
53 West Jackson Boulevard
Suite 722
Chicago, Illinois  60604

     * Based solely on information contained in Schedule 13G filed with the Securities and Exchange Commission on February 11, 2000, Perkins, Wolf, McDonnell & Company has indicated that it is an investment advisory firm having shared voting and dispositive power (but not sole voting or dispositive power) with respect to all shares listed.

Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------

The information required by this Item 13 is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's Proxy Statement.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

A.  Documents Filed

   1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

      -  Consolidated Statements of Condition --
         December 31, 1999 and 1998

      -  Consolidated Statements of Income --
         Years ended December 31, 1999, 1998, and 1997

      - Consolidated Statements of Changes in Shareholders' Equity -- Years ended December 31, 1999, 1998, and 1997

      -  Consolidated Statement of Cash Flows --
         Years ended December 31, 1999, 1998, and 1997

      -  Notes to Consolidated Financial Statements --
         December 31, 1999

      -  Auditor's report

      -  Quarterly selected data --
         Years ended December 31, 1999 and 1998 (unaudited)

     2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

   3. Listing of Exhibits

     (10) Material Contracts: Employment agreement dated January 1, 1997 between Company and Mr. Belden, as amended and restated October 31, 1999. Supplemental Retirement Plan Aggreement dated April 1, 1997 between Company and Mr. Belden, as amended and restated October 31, 1999.

     (21) List of the Company's Subsidiaries

     (27) Financial Data Schedule

B. Reports on Form 8-K
   None

C. See Exhibit 14(a)(3) above.

D. See Exhibit 14(a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Sanford A. Belden
   -----------------------
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 17, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March 2000.

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