Form 10-Q
period 2000-03-31
COMMUNITY BANK SYSTEM INC
filed 2000-05-15
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the three months ended March 31, 2000


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

  Common Stock, No par value - 7,093,059 shares outstanding as of May 11, 2000

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.  Information

    Item 1.  Financial Statements (Unaudited)

           Consolidated balance sheets --
           March 31, 2000, December 31, 1999 and March 31, 1999

           Consolidated statements of income --
           Three months ended March 31, 2000 and 1999

           Consolidated statements of cash flows --
           Three months ended March 31, 2000, and 1999

           Consolidated statements of comprehensive income --
           Three months ended March 31, 2000 and 1999


    Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Part II.   Other Information

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Securities Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K


COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 March 31,      December 31,        March 31,
                                                                                      2000              1999             1999
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
    Cash and due from banks                                                    $71,510,871       $76,526,657      $56,591,562
    Federal funds sold                                                           7,800,000        24,200,000                0
-----------------------------------------------------------------------------------------------------------------------------
                                        TOTAL CASH AND CASH EQUIVALENTS         79,310,871       100,726,657       56,591,562

    Investment securities
       U.S. Treasury                                                             2,999,843         2,999,518        2,996,258
       U.S. Government agencies and corporations                               209,511,839       174,097,408      165,697,013
       States and political subdivisions                                       123,889,874       123,265,608       85,759,689
       Mortgage-backed securities                                              292,748,775       290,000,398      298,555,688
       Federal Reserve Bank                                                      2,293,950         2,173,950        2,173,950
       Other securities                                                         60,409,691        60,278,119       38,298,734
                                                                                ---------------------------------------------
         Investment securities at cost                                         691,853,972       652,815,001      593,481,332
       Market value adjustment on available for sale securities               (21,001,456)      (22,127,416)        5,935,989
-----------------------------------------------------------------------------------------------------------------------------
                                            TOTAL INVESTMENT SECURITIES        670,852,516       630,687,585      599,417,321

    Loans                                                                    1,034,127,545     1,009,942,875      918,038,990
       Less: Unearned discount                                                     640,022           720,360        1,135,082
             Reserve for possible loan losses                                   13,915,327        13,420,610       12,593,682
-----------------------------------------------------------------------------------------------------------------------------
                                                              NET LOANS      1,019,572,196       995,801,905      904,310,226

    Bank premises and equipment                                                 25,637,373        25,508,863       24,512,141
    Accrued interest receivable                                                 15,008,802        14,168,068       13,293,285
    Intangible assets                                                           48,374,472        49,484,949       53,373,796
    Other assets                                                                24,846,480        24,323,539        7,399,370
-----------------------------------------------------------------------------------------------------------------------------
                                                           TOTAL ASSETS     $1,883,602,710    $1,840,701,566   $1,658,897,701
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
       Noninterest bearing                                                    $249,891,997      $225,012,768     $229,271,885
       Interest bearing                                                      1,170,892,557     1,135,293,216    1,140,640,068
-----------------------------------------------------------------------------------------------------------------------------
                                                      TOTAL DEPOSITS         1,420,784,554     1,360,305,984    1,369,911,953

    Federal funds purchased                                                              0                 0       26,200,000
    Term borrowings                                                            299,000,000       324,000,000       95,000,000
    Company obligated mandatorily redeemable preferred securities of subsidiary, Community Capital Trust I holding solely junior
     subordinated debentures of the Company                                     29,818,875        29,817,188       29,812,125
    Accrued interest and other liabilities                                      21,580,718        18,090,941       17,455,496
-----------------------------------------------------------------------------------------------------------------------------
                                                      TOTAL LIABILITIES      1,771,184,147     1,732,214,113    1,538,379,574
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
       Common stock (7,093,059; 7,092,259; 7,262,829                             7,641,159         7,640,359        7,639,429
         shares outstanding)
       Surplus                                                                  33,338,119        33,327,586       33,245,970
       Undivided profits                                                        98,592,247        95,340,837       86,608,852
       Accumulated other comprehensive income                                 (12,422,361)      (13,088,367)        3,511,137
       Treasury stock (548,100; 548,100; 376,600 shares)                      (14,718,788)      (14,718,787)     (10,464,675)
       Shares issued under employee stock plan - unearned                         (11,813)          (14,175)         (22,586)
-----------------------------------------------------------------------------------------------------------------------------
                                             TOTAL SHAREHOLDERS' EQUITY        112,418,563       108,487,453      120,518,127
-----------------------------------------------------------------------------------------------------------------------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,883,602,710    $1,840,701,566   $1,658,897,701
=============================================================================================================================

See notes to consolidated financial statements


COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                                    Three Months Ended
                                                                         March 31,
                                                                    2000           1999
----------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                                 $22,655,660    $20,249,179
  Interest and dividends on investments:
     U.S. Treasury                                                66,888         67,556
     U.S. Government agencies and corporations                 3,549,568      3,220,327
     States and political subdivisions                         1,609,808        825,083
     Mortgage-backed securities                                5,231,370      4,076,979
     Other securities                                          1,021,077        541,198
  Interest on federal funds sold                                 301,590              0
  Interest on deposits at other banks                            134,758            421
----------------------------------------------------------------------------------------

                                   Total interest income      34,570,720     28,980,743
----------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits
     Savings                                                   2,661,111      2,764,916
     Time                                                      8,509,698      7,905,181
  Interest on federal funds purchased and
     term borrowings                                           4,846,692      1,705,978
  Interest on mandatorily redeemable capital
     securities of subsidiary                                    732,938        732,937
----------------------------------------------------------------------------------------

                                  Total interest expense      16,750,439     13,109,012
----------------------------------------------------------------------------------------

                                     Net interest income      17,820,281     15,871,731
Less:Provision for possible loan losses                        1,209,290      1,168,604
----------------------------------------------------------------------------------------

     Net Interest income after provision for loan losses      16,610,991     14,703,127
----------------------------------------------------------------------------------------
Other income:
  Fiduciary and investment services                              645,580        698,054
  Service charges on deposit accounts                          1,770,399      1,579,388
  Commissions on investment products                             395,331        323,913
  Other service charges, commissions and fees                  1,286,623      1,032,513
  Miscellaneous income                                            44,519        192,695
  Investment security gains (losses)                           (212,236)        276,642
----------------------------------------------------------------------------------------

                                      Total other income       3,930,216      4,103,205
----------------------------------------------------------------------------------------
Other expenses:
  Salaries and employee benefits                               6,818,843      6,585,205
  Occupancy expense, net                                       1,034,366      1,057,636
  Equipment and furniture expense                                911,485        895,776
  Amortization of intangible assets                            1,110,476      1,157,923
  Other                                                        3,487,673      3,522,550
----------------------------------------------------------------------------------------

                                    Total other expenses      13,362,845     13,219,090
----------------------------------------------------------------------------------------

Income before income taxes                                     7,178,362      5,587,242
Income taxes                                                   2,153,750      1,899,187
----------------------------------------------------------------------------------------

                                              NET INCOME      $5,024,612     $3,688,055
========================================================================================
                              Earnings per share - Basic           $0.71          $0.51
                                               - Diluted           $0.70          $0.50
========================================================================================
See notes to consolidated financial statements


COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Three Months Ended March 31, 2000, 1999
                                                                                 2000          1999
----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                              $ 5,024,612   $ 3,688,055
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                            743,647       247,408
      Amortization of intangible assets                                     1,110,476     1,157,923
      Net amortization of security premiums and discounts                    (32,163)     1,699,180
      Amortization of discount on loans                                      (80,338)     (172,024)
      Provision for loan losses                                             1,209,290     1,168,604
      Provision for deferred taxes                                          (730,136)     1,622,172
      (Gain)\loss on sale of investment securities                            212,236     (276,642)
      (Gain)\loss on sale of loans and other assets                          (44,519)      (98,728)
      Change in interest receivable                                         (840,734)     (917,951)
      Change in other assets and other liabilities                          3,240,847     3,059,561
      Change in unearned loan fees and costs                                (199,472)     (314,034)
----------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                              9,613,746    10,863,524
----------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                             11,519,958     4,616,500
  Proceeds from maturities of held to maturity investment securities          580,423       657,496
  Proceeds from maturities of available for sale investment securities      6,876,115    46,665,041
  Purchases of held to maturity investment securities                     (1,030,225)     (666,049)
  Purchases of available for sale investment securities                  (57,165,315)  (59,882,642)
  Net change in loans outstanding                                        (24,646,593)     (119,642)
  Loans purchased in branch acquisition                                             0             0
  Capital expenditures                                                    (1,013,779)     (191,059)
  Proceeds from sales of property and equipment                               132,963       313,755
  Other investing activities                                                        0      (93,500)
----------------------------------------------------------------------------------------------------
      Net cash used by investing activities                              (64,746,453)   (8,700,100)
----------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts,and savings accounts         13,720,808   (5,920,198)
  Net change in certificates of deposit                                    46,757,762   (2,233,427)
  Net change in federal funds purchased                                             0   (8,500,000)
  Net change in term borrowings                                          (25,000,000)   (5,000,000)
  Issuance of common and preferred stock                                       11,333       179,228
  Treasury stock purchased                                                          0   (1,312,719)
  Cash dividends                                                          (1,772,982)   (1,678,184)
----------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                            33,716,921  (24,465,300)
----------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                      (21,415,787)  (22,301,876)
  Cash and cash equivalents at beginning of year                          100,726,657    78,893,438
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 79,310,871    56,591,562
====================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                    $14,625,337   $13,388,354
====================================================================================================

Cash paid for income taxes                                                 $  465,373      $277,015
====================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                              $1,773,202    $1,670,450
Gross change in unrealized gains and (losses) on
  available-for-sale securities                                            $1,125,961  ($1,309,562)
====================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For Three Months Ended March 31, 2000 and 1999
                                                                                       2000              1999
-------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax:
  Unrealized gains on securities:
      Change in unrealized holding gains (losses) arising during period      $      913,725    $  (1,032,920)
      Less:  Reclassification adjustment for gains included in
             net income                                                             212,236         (276,642)
-------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                                     1,125,961       (1,309,562)
Income tax benefit related to items of other                                      (459,955)           534,956
comprehensive income
-------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                       666,006         (774,606)

Plus:  Net income                                                                 5,024,612         3,688,055
-------------------------------------------------------------------------------------------------------------

Comprehensive income                                                         $    5,690,618    $    2,913,449
=============================================================================================================

See notes to consolidated financial statements

                  Community Bank System, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 2000

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

On January 29, 1997, Community Bank System, Inc. ("Company") formed a wholly owned subsidiary, Community Capital Trust I ("Trust"), a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on March 31, 2000 were $31,249,455 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

Note B -- Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2000 and 1999:

For three months ended March 31, 2000       Income          Shares     Per share
                                                                          amount
--------------------------------------------------------------------------------

         Net Income                    $ 5,024,612

         Basic EPS                     $ 5,024,612       7,092,527       $  0.71

         Effect of diluted  securities:
           Stock options                         0          88,452
                                       ---------------------------

             DILUTED EPS               $ 5,024,612       7,180,979       $  0.70
================================================================================
--------------------------------------------------------------------------------
For three months ended March 31, 1999       Income          Shares     Per share
                                                                          amount
--------------------------------------------------------------------------------

         Net Income                    $ 3,688,055

         Basic EPS                     $ 3,688,055       7,285,839       $  0.51

         Effect of diluted securities:
           Stock options                         0          97,669
                                       ---------------------------

             DILUTED EPS               $ 3,688,055       7,383,508       $  0.50
================================================================================

Part 1. Financial Information

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations

The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 2000 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through December 31, 1999 as provided by the Federal Reserve System; the peer group is comprised of 159 bank holding companies having $1 to $3 billion in assets.


                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                 EARNINGS AND BALANCE SHEET RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,

 Line    --------                             March 31,    March 31,        Change           Change
 No.     Earnings                                  2000         1999        Amount          Percent
 ---     --------                             ---------    ---------     --------- ----------------

  1      Net interest income                    $17,820      $15,872        $1,948            12.3%

  2      Loan loss provision                      1,209        1,169            40             3.4%

  3      Net interest income after               16,611       14,703         1,908            13.0%
         provision for loan losses

  4      Investment security
         gain (loss)                               (212)         277          (489)         -176.5%

  5      Other income                             4,143        3,826           317             8.3%

  6      Other expense                           12,253       12,061           192             1.6%

  7      Intangible amortization                  1,110        1,158           (48)           -4.1%

  8      Inc before inc tax                       7,179        5,587         1,592            28.5%

  9      Income tax                               2,154        1,899           255            13.4%

  10     Net income                              $5,025       $3,688        $1,337            36.3%

         Earnings per share
 11a     Basic                                    $0.71        $0.51         $0.20            39.2%
 11b     Diluted                                  $0.70        $0.50         $0.20            40.0%
                                               ========     ========      ========         ========
         ----------------------
         Balances At Period End
         ----------------------
  12     Loans                               $1,033,488     $916,904      $116,584            12.7%

  13     Investments (excl. mkt val adj)        692,300      593,541        98,759            16.6%

  14     Earning assets                       1,725,787    1,510,445       215,342            14.3%

  15     Loan loss reserve                       13,915       12,594         1,321            10.5%

  16     Intangible assets                       48,374       53,374        (5,000)           -9.4%

  17     Total assets                         1,883,603    1,658,898       224,705            13.5%

  18     Deposits                             1,420,785    1,369,912        50,873             3.7%

  19     Borrowings                             328,819      151,012       177,807           117.7%

  20     Total equity                          $112,419     $120,518       ($8,099)           -6.7%


                                       9a

                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                 EARNINGS AND BALANCE SHEET RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,


 Line    --------                             March 31,      Dec 31,        Change           Change
 No.     Earnings                                  2000         1999        Amount          Percent
 ---     --------                             ---------    ---------     --------- ----------------

  1      Net interest income                    $17,820      $17,996        ($176)            -1.0%

  2      Loan loss provision                      1,209       $1,447         (238)           -16.4%

  3      Net interest income after               16,611       16,549            62             0.4%
         provision for loan losses

  4      Investment security
         gain (loss)                              (212)        (415)           203            48.9%

  5      Other income                             4,143        3,896           247             6.3%

  6      Other expense                           12,253       11,911           342             2.9%

  7      Intangible amortization                  1,110        1,149          (39)            -3.4%

  8      Inc before inc tax                       7,179        6,970           209             3.0%

  9      Income tax                               2,154        1,973           181             9.2%

  10     Net income                              $5,025       $4,997           $28             0.6%

         Earnings per share
 11a     Basic                                    $0.71        $0.70         $0.01             1.4%
 11b     Diluted                                  $0.70        $0.69         $0.01             1.4%
                                               ========     ========      ========         ========
         ----------------------
         Balances At Period End
         ----------------------
  12     Loans                               $1,033,488   $1,009,223       $24,265             2.4%

  13     Investments (excl. mkt val adj)        692,300      653,182        39,118             6.0%

  14     Earning assets                       1,725,787    1,662,405        63,382             3.8%

  15     Loan loss reserve                       13,915       13,421           494             3.7%

  16     Intangible assets                       48,374       49,485       (1,111)            -2.2%

  17     Total assets                         1,883,603    1,840,702        42,901             2.3%

  18     Deposits                             1,420,785    1,360,306        60,479             4.4%

  19     Borrowings                             328,819      353,817      (24,998)            -7.1%

  20     Total equity                          $112,419     $108,487        $3,932             3.6%


                                       9b

                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                 EARNINGS AND BALANCE SHEET RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,

 Line    --------                               Dec 31,      Sep 30,        Change           Change
 No.     Earnings                                  1999         1999        Amount          Percent
 ---     --------                             ---------    ---------     --------- ----------------

  1      Net interest income                    $17,996      $17,554          $442             2.5%

  2      Loan loss provision                      1,447        1,099           348            31.7%

  3      Net interest income after               16,549       16,455            94             0.6%
         provision for loan losses

  4      Investment security
         gain (loss)                              (415)        (499)            84            16.8%

  5      Other income                             3,896        4,521         (625)           -13.8%

  6      Other expense                           11,911       12,113         (202)            -1.7%

  7      Intangible amortization                  1,149        1,153           (4)            -0.3%

  8      Inc before inc tax                       6,970        7,211         (241)            -3.3%

  9      Income tax                               1,973        2,309         (336)           -14.6%

  10     Net income                              $4,997       $4,902           $95             1.9%

         Earnings per share
 11a     Basic                                    $0.70        $0.69         $0.01             1.4%
 11b     Diluted                                  $0.69        $0.68         $0.01             1.5%
                                               ========     ========      ========         ========
         ----------------------
         Balances At Period End
         ----------------------
  12     Loans                               $1,009,223     $982,673       $26,550             2.7%

  13     Investments (excl. mkt val adj)        653,182      643,054        10,128             1.6%

  14     Earning assets                       1,662,405    1,625,727        36,678             2.3%

  15     Loan loss reserve                       13,421       12,922           499             3.9%

  16     Intangible assets                       49,485       51,189       (1,704)            -3.3%

  17     Total assets                         1,840,702    1,774,168        66,534             3.8%

  18     Deposits                             1,360,306    1,372,001      (11,695)            -0.9%

  19     Borrowings                             353,817      269,216        84,601            31.4%

  20     Total equity                          $108,487     $111,648      ($3,161)            -2.8%



                                       9c



                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                         KEY RATIO RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,

 Line    -------------                        March 31,    March 31,        Change           Change
 No.     Profitability                             2000         1999        Amount          Percent
 ---     -------------                        ---------    ---------    --------- -----------------
  21     Return on assets                         1.09%        0.90%          0.19 %pts.       ---
  22     Return on equity                        18.52%       12.36%          6.16 %pts.       ---

  23     Cash earnings per share ( diluted)       $0.79        $0.59         $0.20            33.9%
  24     Tangible return on assets                1.23%        1.06%          0.17 %pts.       ---
  25     Tangible return on  equity              20.94%       14.66%          6.28 %pts.       ---

  26     Net interest margin                      4.31%        4.38%         (0.07)%pts.       ---

  27     Non interest income/                     18.3%        19.0%          (0.7)%pts.       ---
         operating income (excl sec gains)

  28     Efficiency ratio
         (excl one time items                     54.0%        59.0%          (5.0)%pts.       ---
          & intangible amortization)
         -------
         Capital
         -------
  29     Tier I leverage ratio                    5.80%        5.81%         (0.01)%pts.       ---

         Common shares outstanding
 30a     Weighted average                         7,181        7,384          (203)           -2.7%
 30b     Period end                               7,093        7,263          (170)           -2.3%

  31     Cash dividends declared
         per common share                         $0.25        $0.23         $0.02             8.7%

  32     Common stock price                      $22.81       $23.81        ($1.00)           -4.2%

 33a     Book value                              $15.85       $16.59        ($0.74)           -4.5%
 33b     Tangible book value                      $9.03        $9.24        ($0.21)           -2.3%
         --------------------
         Asset Quality Ratios
         --------------------
  34     Loan loss reserve /
         loans outstanding                        1.35%        1.37%         (0.02)%pts.       ---

  35     Nonperforming loans /
         loans outstanding                        0.57%        0.49%          0.08 %pts.       ---

  36     Loan loss reserve /
         nonperforming loans                       235%         282%           (47)%pts.       ---

  37     Net charge-offs /
         average loans                            0.28%        0.45%         (0.17)%pts.       ---

  38     Loan loss provision /
         net charge-offs                           169%         115%            54 %pts.       ---

  39     Nonperforming assets /
         loans outstanding + OREO                 0.69%        0.60%          0.09 %pts.       ---


                                       10a


                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                         KEY RATIO RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,

 Line    -------------                        March 31,      Dec 31,        Change           Change
 No.     Profitability                             2000         1999        Amount          Percent
 ---     -------------                        ---------    ---------     --------- ----------------
  21     Return on assets                         1.09%        1.11%         (0.02)%pts.       ---
  22     Return on equity                        18.52%       17.94%          0.58 %pts.       ---

  23     Cash earnings per share ( diluted)       $0.79        $0.79         $0.00             0.0%
  24     Tangible return on assets                1.23%        1.26%         (0.03)%pts.       ---
  25     Tangible return on  equity              20.94%       20.38%          0.56 %pts.       ---

  26     Net interest margin                      4.31%        4.49%         (0.18)%pts.       ---

  27     Non interest income/                     18.3%        17.3%           1.0 %pts.       ---
         operating income (excl sec gains)

  28     Efficiency ratio
         (excl one time items                     54.0%        52.9%           1.1 %pts.       ---
          & intangible amortization)
         -------
         Capital
         -------
  29     Tier I leverage ratio                    5.80%        5.80%          0.00 %pts.       ---

         Common shares outstanding
 30a     Weighted average                         7,181        7,213           (32)           -0.4%
 30b     Period end                               7,093        7,092             1             0.0%

  31     Cash dividends declared
         per common share                         $0.25        $0.25         $0.00             0.0%

  32     Common stock price                      $22.81       $23.13        ($0.32)           -1.4%

 33a     Book value                              $15.85       $15.30         $0.55             3.6%
 33b     Tangible book value                      $9.03        $8.32         $0.71             8.5%
         --------------------
         Asset Quality Ratios
         --------------------
  34     Loan loss reserve /
         loans outstanding                        1.35%        1.33%          0.02 %pts.       ---

  35     Nonperforming loans /
         loans outstanding                        0.57%        0.57%          0.00 %pts.       ---

  36     Loan loss reserve /
         nonperforming loans                       235%         235%             0 %pts.       ---

  37     Net charge-offs /
         average loans                            0.28%        0.38%         (0.10)%pts.       ---

  38     Loan loss provision /
         net charge-offs                           169%         153%            16 %pts.       ---

  39     Nonperforming assets /
         loans outstanding + OREO                 0.69%        0.67%          0.02 %pts.       ---



                                       10b


                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                         KEY RATIO RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,

 Line    -------------                          Dec 31,      Sep 30,        Change           Change
 No.     Profitability                             1999         1999        Amount          Percent
 ---     -------------                        ---------    ---------     --------- ----------------
  21     Return on assets                         1.11%        1.12%         (0.01)%pts.       ---
  22     Return on equity                        17.94%       17.17%          0.77 %pts.       ---

  23     Cash earnings per share ( diluted)       $0.79        $0.77         $0.02             2.6%
  24     Tangible return on assets                1.26%        1.27%         (0.01)%pts.       ---
  25     Tangible return on  equity              20.38%       19.56%          0.82 %pts.       ---

  26     Net interest margin                      4.49%        4.49%          0.00 %pts.       ---

  27     Non interest income/                     17.3%        19.9%          (2.6)%pts.       ---
         operating income (excl sec gains)

  28     Efficiency ratio
         (excl one time items                     52.9%        52.6%           0.3 %pts.       ---
          & intangible amortization)
         -------
         Capital
         -------
  29     Tier I leverage ratio                    5.80%        5.79%          0.01 %pts.       ---

         Common shares outstanding
 30a     Weighted average                         7,213        7,248           (35)           -0.5%
 30b     Period end                               7,092        7,141           (49)           -0.7%

  31     Cash dividends declared
         per common share                         $0.25        $0.25         $0.00             0.0%

  32     Common stock price                      $23.13       $27.38        ($4.25)          -15.5%

 33a     Book value                              $15.30       $15.63        ($0.33)           -2.1%
 33b     Tangible book value                      $8.32        $8.55        ($0.23)           -2.7%
         --------------------
         Asset Quality Ratios
         --------------------
  34     Loan loss reserve /
         loans outstanding                        1.33%        1.32%          0.01 %pts.       ---

  35     Nonperforming loans /
         loans outstanding                        0.57%        0.42%          0.15 %pts.       ---

  36     Loan loss reserve /
         nonperforming loans                       235%         316%           (81)%pts.       ---

  37     Net charge-offs /
         average loans                            0.38%        0.51%         (0.13)%pts.       ---

  38     Loan loss provision /
         net charge-offs                           153%          89%            64 %pts.       ---

  39     Nonperforming assets /
         loans outstanding + OREO                 0.67%        0.48%          0.19 %pts.       ---



                                       10c

                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                         KEY RATIO RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,

 Line    ------------------------             March 31,    March 31,        Change           Change
 No.     Asset Quality Components                  2000         1999        Amount          Percent
 ---     ------------------------             ---------    ---------     --------- ----------------
  40     Nonaccruing loans                       $5,320       $2,751        $2,569            93.4%
  41     90+ days delinquent                        592        1,709        (1,117)          -65.4%
                                                    ---        -----        ------            ----
  42     Tot nonperforming loans                 $5,912       $4,460        $1,452            32.6%

  43     Troubled debt restructurings               130          156           (26)          -16.7%
  44     Other real estate                        1,050          935           115            12.3%
                                                  -----          ---           ---            ----
  45     Tot nonperforming assets                $7,092       $5,551        $1,541            27.8%

  46     Net Charge-Offs                            715        1,016          (301)          -29.6%
         ---------------------------------
         Components of Net Interest Margin
         ---------------------------------

  47     Loan yield                               8.95%        8.97%         (0.02)%pts.   ---  ---
  48     Investment yield                         7.13%        6.26%          0.87 %pts.   ---  ---

  49     Earning asset yield                      8.20%        7.91%          0.29 %pts.   ---  ---

  50     Interest bearing deposits rate           3.92%        3.80%          0.12 %pts.   ---  ---
  51     Borrowed funds rate                      6.36%        6.15%          0.21 %pts.   ---  ---

  52     Cost of all interest bearing funds       4.50%        4.09%          0.41 %pts.   ---  ---

  53     Cost of funds (includes DDA)             3.87%        3.48%          0.39 %pts.   ---  ---
  54     Cost of funds / earning assets           3.89%        3.53%          0.36 %pts.   ---  ---

  55     Net interest margin                      4.31%        4.38%         (0.07)%pts.   ---  ---

  56     Full tax equivalent adjustment            $718         $389          $329            84.6%

         ---------------------------
         Average Balances for Period
         ---------------------------
  57     Loans                               $1,017,566     $915,828      $101,738            11.1%

  58     Investments (excl. mkt val adj.)       712,463      590,570       121,893            20.6%

  59     Earning assets                       1,730,029    1,506,398       223,631            14.8%

  60     Total assets                         1,859,693    1,669,044       190,649            11.4%

  61     Deposits                             1,388,181    1,366,368        21,813             1.6%

  62     Borrowings                             352,762      160,846       191,916           119.3%

  63     Total equity                          $109,144     $120,986      ($11,842)           -9.8%



                                       11a

                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                         KEY RATIO RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,

 Line    ------------------------             March 31,      Dec 31,        Change           Change
 No.     Asset Quality Components                  2000         1999        Amount          Percent
 ---     ------------------------             ---------    ---------     --------- ----------------
  40     Nonaccruing loans                       $5,320       $4,666          $654            14.0%
  41     90+ days delinquent                        592       $1,047          (455)          -43.5%
                                                    ---       ------          ----            ----
  42     Tot nonperforming loans                 $5,912       $5,713          $199             3.5%

  43     Troubled debt restructurings               130          122             8             6.6%
  44     Other real estate                        1,050          884           166            18.8%
                                                  -----          ---           ---            ----
  45     Tot nonperforming assets                $7,092       $6,719          $373             5.6%

  46     Net Charge-Offs                            715          949          (234)          -24.7%
         ---------------------------------
         Components of Net Interest Margin
         ---------------------------------

  47     Loan yield                               8.95%        8.97%         (0.02)%pts.   ---  ---
  48     Investment yield                         7.13%        6.96%          0.17 %pts.   ---  ---

  49     Earning asset yield                      8.20%        8.18%          0.02 %pts.   ---  ---

  50     Interest bearing deposits rate           3.92%        3.82%          0.10 %pts.   ---  ---
  51     Borrowed funds rate                      6.36%        5.96%          0.40 %pts.   ---  ---

  52     Cost of all interest bearing funds       4.50%        4.27%          0.23 %pts.   ---  ---

  53     Cost of funds (includes DDA)             3.87%        3.65%          0.22 %pts.   ---  ---
  54     Cost of funds / earning assets           3.89%        3.68%          0.21 %pts.   ---  ---

  55     Net interest margin                      4.31%        4.49%         (0.18)%pts.   ---  ---

  56     Full tax equivalent adjustment            $718         $628           $90            14.3%

         ---------------------------
         Average Balances for Period
         ---------------------------
  57     Loans                               $1,017,566     $997,212       $20,354             2.0%

  58     Investments (excl. mkt val adj.)       712,463      647,100        65,363            10.1%

  59     Earning assets                       1,730,029    1,644,312        85,717             5.2%

  60     Total assets                         1,859,693    1,785,850        73,843             4.1%

  61     Deposits                             1,388,181    1,361,607        26,574             2.0%

  62     Borrowings                             352,762      297,795        54,967            18.5%

  63     Total equity                          $109,144     $110,502       ($1,358)           -1.2%



                                       11b


                                    COMMUNITY BANK SYSTEM, INC.
                                      SUMMARY OF OPERATIONS
                                         KEY RATIO RECAP
                          1ST QUARTER 2000 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                   Three Months Ended,

 Line    ------------------------               Dec 31,      Sep 30,        Change           Change
 No.     Asset Quality Components                  1999         1999        Amount          Percent
 ---     ------------------------             ---------    ---------     ---------  ---------------
  40     Nonaccruing loans                       $4,666       $3,257        $1,409            43.3%
  41     90+ days delinquent                      1,047          836           211            25.2%
  42     Tot nonperforming loans                 $5,713       $4,093        $1,620            39.6%

  43     Troubled debt restructurings               122          119             3             2.5%
  44     Other real estate                          884          501           383            76.4%
  45     Tot nonperforming assets                $6,719       $4,713        $2,006            42.6%

  46     Net Charge-Offs                            949        1,232          (283)          -23.0%
         ---------------------------------
         Components of Net Interest Margin
         ---------------------------------

  47     Loan yield                               8.97%        8.85%          0.12 %pts.        ---
  48     Investment yield                         6.96%        6.74%          0.22 %pts.        ---

  49     Earning asset yield                      8.18%        8.00%          0.18 %pts.        ---

  50     Interest bearing deposits rate           3.82%        3.72%          0.10 %pts.        ---
  51     Borrowed funds rate                      5.96%        5.88%          0.08 %pts.        ---

  52     Cost of all interest bearing funds       4.27%        4.10%          0.17 %pts.        ---

  53     Cost of funds (includes DDA)             3.65%        3.49%          0.16 %pts.        ---
  54     Cost of funds / earning assets           3.68%        3.51%          0.17 %pts.        ---

  55     Net interest margin                      4.49%        4.49%          0.00 %pts.        ---

  56     Full tax equivalent adjustment            $628         $614           $14             2.3%

         ---------------------------
         Average Balances for Period
         ---------------------------
  57     Loans                                 $997,212     $960,860       $36,352             3.8%

  58     Investments (excl. mkt val adj.)       647,100      643,622         3,478             0.5%

  59     Earning assets                       1,644,312    1,604,482        39,830             2.5%

  60     Total assets                         1,785,850    1,743,095        42,755             2.5%

  61     Deposits                             1,361,607    1,371,162        (9,555)           -0.7%

  62     Borrowings                             297,795      242,367        55,428            22.9%

  63     Total equity                          $110,502     $113,266       ($2,764)           -2.4%



                                       11c

Earnings per share (diluted) for first quarter 2000 reached $.70, a record high for the Company and up 40% over the prior year's level of $.50. Net income rose over 36% to $5.03 million from $3.69 million in 1999. Return on equity (ROE) increased a substantial 6.16 percentage points to 18.52%, while return on assets
(ROA) climbed to 1.09%, up 19 basis points.

Earnings continue to be sustained at record levels for the third consecutive quarter. Loans have climbed a strong $24 million since year-end, now up nearly 13% from one year earlier. Net charge-offs were down by almost 30% from last year's first quarter, enabling the provision for future loan losses to be unchanged. Despite a modest reduction in spreads, net interest income rose by 12.3% or $1.95 million. Noninterest income (excluding securities transactions) grew 8.3% or $317,000 while growth in overhead was held to a minimal 1.1% increase or $144,000. Securities losses of $212,000 were recognized on $11.6 million in sales, with an expected future benefit to investment interest income. And lastly, the Company's blended tax rate was lowered to 30% as a result of selected investment portfolio strategies and effective tax planning.

Cash earnings per share (diluted) also reached record levels, up 34% to $.79 for the quarter. Tangible return on equity climbed to 20.94%, exceeding nominal ROE by 2.42 percentage points for the same period, while cash ROA rose to 1.23%. The difference between cash and nominal results reflects the contribution of the Company's branch acquisitions on an economic basis, which excludes the non-cash impact of amortizing the premiums paid for the acquisitions.

The 12.3% increase in net interest income for the quarter reflects $224 million more in average earning assets (up 14.8%), including $31 million in temporary money market instruments resulting from borrowings toward year end in anticipation of Year 2000 cash needs. Of the remaining increase, $102 million resulted from loan growth and the balance from investment portfolio purchases, which began in late spring 1999 when buying opportunities became more favorable. Nearly 84% of the $193 million net increase in earning assets was funded with borrowings, with the balance from personal and business deposits (up $25 million or 2.1%). As a result, average borrowings as a percent of total funds sources almost doubled during the period, rising to 20.3% in first quarter 2000 compared to 10.5% one year earlier.

First quarter net interest margin was 4.31%, seven basis points less than four quarters earlier. Besides the impact of expanded borrowings, the margin reflects the five 25 basis point increases (beginning in mid-1999) in the federal funds rate as managed by the Federal Reserve and steady accompanying increases in the prime rate, Treasurys, and other financial market rates. Though the yield on earning assets rose 29 basis points during the last year versus seven basis points in the cost of deposits, the higher mix of borrowings and an increase in the borrowing rate of 21 basis points caused the net interest margin to narrow slightly.

First quarter 2000 net interest income compared to the fourth quarter 1999 level was influenced by several seasonal and other special factors. These factors include the positive seasonal impact of the Bank's holiday extension program in fourth quarter 1999; the negative spread on excess Year 2000 liquidity, largely in first quarter 2000; and several other operational adjustments which affected both quarters. When the results for both quarters are adjusted for these factors, the reported change in first quarter net interest income (full-tax equivalent basis) moves from an $87,000 decrease to a $391,000 increase. Accordingly, the adjusted net interest margin for the two quarters remains unchanged at 4.41%, a better indication of normalized margins than the reported decrease from 4.49% in fourth quarter 1999 to 4.31% this quarter. Nonetheless, further narrowing of margins may occur as past and forecasted Federal Reserve actions and capital market responses work their way through the Bank's balance sheet and interest rate risk position. Management is implementing programs designed to mitigate the impact of narrowing spreads, including raising rates on new installment loans and terming out certain borrowings where intermediate term rates are more favorable than short term rates due to the inverted Treasury yield curve.

Noninterest income (excluding securities transactions) for first quarter 2000 rose $317,000 or 8.3% from one year earlier to $4.14 million. Nearly 62% of the increase related to financial services, which rose by $194,000 or 13.7%. The greatest portion of that improvement was a 21% climb in mutual fund and insurance product commissions, followed by growth in insurance revenues, which more than doubled. Revenues from the Company's EBT/BPA business, which provides investment management, pension administration and consulting services, rose 7.1%, while personal trust fees increased 5.4%. The balance of the increase in noninterest income was from general banking fees, which rose 8.9% from overdraft fees (up 18.3%) and deposit service charges (up 6.5%). Compared to fourth quarter 1999, noninterest income improved by $247,000 or 6.3%.

Financial services now comprise 39% of total noninterest income (excluding securities transactions); specialty products, which largely includes electronic and mortgage banking and servicing activities, contribute 12%; and general banking fees make up 49% of noninterest income. Despite higher fees from VISA and ATM transactions, specialty product revenues were flat in the first quarter due to reduced mortgage banking activity. Secondary market originations and sales were $2.7 million versus $18.2 million one year earlier, reflective of increasingly slower demand over the last year for residential refinancing due to rising interest rates.

Noninterest income, excluding transactions related to investment securities and disposal of branch properties, as a percent of operating income was 18.3% in the first quarter, a small .7 percentage point decrease from the prior year. This ratio is expected to climb in second quarter 2000 as a result of the April 3rd acquisition of Elias Asset Management, an investment advisory firm with over $700 million in assets under management and 1999 revenues of $3.2 million.

Loans rose over $24 million during the last three months to $1.033 billion, the strongest first quarter loan growth in the Company's history and a sharp contrast to last year's flat first quarter. During the last twelve months, loans have grown by almost $117 million or 12.7%. By far the largest share of growth in loans outstanding for the quarter was in commercial loans at $14.1 million or 58% of total growth. This pace of increase falls within the $10-$15 million range over the last four quarters, bringing the rate of growth during the last year to 15.5%. Consumer mortgages held in portfolio was the second fastest growing loan category for the quarter, up $4.8 million or 20% of total growth. Borrowers continue to use this vehicle to term out portions of their consumer debt, largely explaining the $21 million or 10.6% increase since March 31, 1999.

Consumer direct loans (including home equity loans) were up $3.2 million for the quarter, accounting for 13% of total loan growth. Outstandings have increased 12.1% over the last twelve months, with growth beginning during second quarter 1999 as a result of the successful "Summer Sizzler" promotion, whose momentum has been carried through to the current period. Lastly, indirect consumer installment loans (predominantly automobile financing) grew $2.2 million during the last 90 days (9% of total loan growth), for a $22 million or 10.9% rise since March 31, 1999. Loans began to climb in late March 1999 after falling
since  mid  1998  when  the  Company  adopted  more  conservative   underwriting
practices.

Nonperforming loans ended the quarter at $5.9 million or .57% of loans outstanding, up $1.5 million and 8 basis points, respectively, compared to one year ago, with practically all of the increase taking place during fourth quarter 1999. Based on the most recent peer bank data as of December 31, 1999, when the Company's nonperforming loan ratio was also .57%, CBSI ranked more favorably than the peer norm of .64%. The primary single reason for the fourth quarter increase was a $1.9 million loan to a commercial business which experienced start-up problems with a new piece of equipment, thus causing a delay in projected higher cash flow. The equipment is now operative, and the loan is fully backed by collateral and a small specific assignment of loan loss reserve.

The ratio of loan loss reserves to loans outstanding ended the quarter at 1.35%, down a minimal two basis points during the last twelve months. Coverage over nonperformers decreased 47 percentage points to 235%, the same as at year end 1999 and a level which management believes to be adequate in light of the minimum exposure to loss of the above nonaccruing commercial loan, which is the cause of the lower ratio. Another measure of strength is that the reserve equals more than the Bank's actual losses of the last three years. The ratio of delinquencies (30 days or more) and nonaccruals to total loans increased slightly to 1.41% at quarter end, up nine basis points from year-end 1999 and 11 basis points from the prior quarter-end level. This ratio has remained in the 1.30% to 1.50% range for the last 27 months, well within the Company's internal guideline of 2.0%.

Net charge-offs for the first quarter fell substantially from the same period last year, both in absolute dollars (down $301,000 or 30%) and as a percent of average outstandings (down 17 basis points to .28%). Most of the improvement was due to lower installment loan charge-offs, indicative of more conservative underwriting practices and follow-up surveillance adopted during 1998. Installment net charge-offs averaged .79% this quarter versus 1.20% in first quarter 1999 and 1.03% for last year as a whole. Commercial and mortgage loan net charge-offs were miniscule this quarter. Though the reduction in net charge-offs enabled the loan loss provision to be virtually unchanged from first quarter last year, it nonetheless covered total actual net charge-offs by 1.69 times. This ample margin serves as a precaution in the event the Upstate New York economy weakens after its long sustained period of relative economic health.

The Company's first quarter efficiency ratio (recurring overhead less intangible amortization compared to net interest plus recurring other income) improved to 54.0% from 59.0% last year. This favorable trend is a function of several factors: an increase in net interest income due to higher earning assets, elimination of accelerated premium amortization of the Company's CMO securities, steady progress in developing more sources of noninterest income, and persistent control of overhead expense. For first quarter 2000, overhead (before intangible amortization) rose $192,000 or 1.6% over the prior year's level. All of this increase represents personnel expense, up $234,000 or 3.5%, reflective of annual merit increases, five fewer full-time equivalent staff, and greater benefits expense, partially offset by changes in a variety of categories.


Liquidity
---------

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on- and off-balance sheet funding are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of March 31, 2000, this ratio was 15.6% and 18.3%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

                             Supplemental Schedules
                             ----------------------

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

                                                       First Quarter Ended March 31,
                             -----------------------------------------------------------------------------
                                                     2000                               1999
                             -----------------------------------------------------------------------------
(000's omitted except yields                Avg.   Amt. of        Avg.        Avg.    Amt. of         Avg.
and rates)                               Balance  Interest  Yield/Rate     Balance   Interest   Yield/Rate
                                                                  Paid                                Paid
ASSETS:
                             -----------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold                  $30,782      $432       5.64%          $0         $0        0.00%
     Time deposits in other banks            369         4       4.82%          44          0        3.91%
     Taxable investment securities       559,201     9,926       7.14%     525,192      7,906        6.11%
     Nontaxable investment securities    122,111     2,270       7.48%      65,334      1,214        7.54%
     Loans (net of unearned discount)  1,017,566    22,656       8.95%     915,825     20,249        8.97%
                                        -------- ---------              ---------- ----------

        Total interest-earning assets  1,730,029   $35,288       8.20%   1,506,395    $29,369        7.91%


Noninterest earning assets
     Cash and due from banks              60,006                            60,613
     Premises and equipment               25,609                            24,773
     Other Assets                         69,453                            81,030
     Less:allowance for loans            (4,410)                          (12,405)
     Net unrealized gains/(losses) on
        available-for-sale portfolio    (20,994)                             8,638
                                        --------                        ----------

        Total                         $1,859,693                        $1,669,044
                                        ========                        ==========

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest-bearing liabailities
     Savings deposits                   $493,653    $2,660       2.17%    $522,730     $2,766        2.15%
     Time deposits                       651,866     8,510       5.25%     615,011      7,905        5.21%
     Short-term borrowings               252,944     3,895       6.19%      61,022        732        4.87%
     Long-term borrowings                 99,818     1,685       6.79%      99,824      1,706        6.93%
                                        -------- ---------              ---------- ----------
        Total interest-bearing         1,498,281    16,750       4.50%   1,298,587     13,109        4.09%
        liabilities

Noninterest bearing liabilities
     Demand deposits                     242,662                           228,627
     Other liabilities                     9,606                            20,844
Shareholders' equity                     109,144                           120,986
                                        --------                        ----------
        Total                         $1,859,693                        $1,669,044
                                        ========                        ==========


Net interest earnings                              $18,538                            $16,260
                                                ==========                         ==========


Net yield on interest-earning assets                             4.31%                               4.28%
                                                            ==========                          ==========

Federal tax exemption on nontaxable
investment securities included in interest income      718                                389


B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

                             -------------------------------------------
                                1st Quarter 2000 versus 1st Quarter 1999
                             -------------------------------------------

                                Increase (Decrease) Due to Change In (1)

                                                               Net
                                          Volume      Rate  Change

Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell       $0        $0    $432

   Time deposits in other banks                4         0       4

   Taxable investment securities             559     1,461   2,020

   Nontaxable investment securities        1,123      (67)   1,056

   Loans (net of unearned discounts)       2,595     (188)   2,407

Total interest-earning assets (2)         $4,724    $1,195  $5,919

Interest paid on:
   Savings deposits                       ($278)      $172  ($106)

   Time deposits                             540        65     605

   Short-term borrowings                   2,911       252   3,163

   Long-term borrowings                      (0)      (21)    (21)

Total interest-bearing liabilities (2)    $2,221    $1,420  $3,641

Net interest earnings (2)                 $2,184       $94  $2,278



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

                                           Three Months Ended March 31,
                                     ---------------------------------------
(000's omitted)                                            Change    Change
                                          2000      1999   Amount   Percent
                                     ---------------------------------------

Personnel expense                      $ 6,819   $ 6,585    $ 234      3.6%

Net occupancy expense                    1,034     1,058     (24)     -2.3%

Equipment expense                          911       896       15      1.7%

Professional fees                          465       458        7      1.5%

Data processing expense                  1,055       900      155     17.2%

Amortization                             1,110     1,158     (48)     -4.1%

Stationary and supplies                    235       297     (62)    -20.9%

Deposit insurance premiums                  70        48       22     45.8%

Disposition of branch properties             7       213    (206)    -96.7%

Other                                    1,656     1,606       50      3.1%
                                     ---------------------------------------

          Total                       $ 13,362  $ 13,219    $ 143      1.1%

Total operating expenses as a
percentage of average assets             2.89%     3.21%   -0.32% pts

Efficiency ratio
 (excl one time items & intang. amort)   54.0%     59.0%    -5.0% pts


D) The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                                                 As of March 31,
(000's omitted)
                                ------------------------------------------------
                                                                Change    Change
                                         2000        1999       Amount   Percent
                                ------------------------------------------------
Real estate mortgages:
     Residential                  $   341,965   $ 312,101    $  29,864      9.6%
     Commercial loans secured by
          real estate                 122,878     108,155       14,723     13.6%
     Farm                              17,533      12,188        5,345     43.9%
                                ------------------------------------------------
          Total                       482,376     432,444       49,932     11.5%

Commercial, financial, and agricultural
     Agricultural                      28,025      22,940        5,085     22.2%
     Commercial and financial         181,664     157,307       24,356     15.5%
                                ------------------------------------------------
          Total                       209,688     180,247       29,441     16.3%

Installment loans to individuals:
     Direct                           108,154      93,334       14,820     15.9%
     Indirect                         223,408     201,537       21,871     10.9%
     Student and other                  1,997       2,501        (504)    -20.2%
                                ------------------------------------------------
          Total                       333,559     297,372       36,187     12.2%

Other Loans                             8,504       7,976          528      6.6%
                                ------------------------------------------------
Gross Loans                         1,034,128     918,039      116,088     12.6%
                                ------------------------------------------------
Less: Unearned discounts                  640       1,135        (495)    -43.6%
                                ------------------------------------------------
Net loans                           1,033,488     916,904      116,583     12.7%

Reserve for possible loan losses       13,915      12,594        1,321     10.5%
                                ------------------------------------------------
Loans net of loan loss reserve    $ 1,019,572   $ 904,310    $ 115,262     12.7%

E) The following table reconciles the differences between the line of business loan breakdown reflected in the narrative of this report and on Table D as compared to regulatory reporting definitions reflected on the Call Report.

                                                  Line Of Business
                                 -------------------------------------------------     ---------
                                     Consumer    Consumer      Consumer   Business         Total
                                       Direct    Indirect     Mortgages    Lending         Loans
                                 ------------  ----------  ------------  ---------     ---------
(000's omitted)

Regulatory Reporting
--------------------
   Categories
-------------
Loans secured by real estate
   Residential                      $  93,647                 $ 223,306  $  25,012  $    341,965
   Commercial                              32                       304    122,542       122,878
   Farm                                    36                         -     17,497        17,533
Agricultural loans                        654                         -     27,371        28,025
Commercial loans                        5,735                         -    175,929       181,664
Installment loans to individuals    $ 105,356   $ 223,408           119      4,676       333,559
Other loans                             1,020                         -      7,484         8,504
                                                                                               -
Total loans                           206,480     223,408       223,729    380,511     1,034,128

                                                                                               -
Unearned                                (640)           -             -          -         (640)
Discounts
                                                                                               -
Net Loans                           $ 205,840   $ 223,408     $ 223,729  $ 380,511   $ 1,033,488


F) The following table presents information concerning the aggregate amount of nonperforming assets:

                                                               As of March 31,
(000's omitted)
                                               ---------------------------------------------
                                                                          Change      Change
                                                       2000      1999     Amount     Percent
                                               ---------------------------------------------
Loans accounted for on a
   nonaccrual basis                                 $ 5,320   $ 2,751    $ 2,569       93.4%

Accruing loans which are contractually
   past due 90 days or more as to
   principal or interest payments                       592     1,709    (1,117)      -65.4%
                                                        ---     -----    ------        ----

   Total nonperforming loans                          5,912     4,460      1,452       32.6%

Loans which are "troubled debt
   restructurings" as defined in Statement
   of Financial Accounting Standards
   No. 15 "Accounting by Debtors and
   Creditors for Troubled Debt Restructurings"          130       156       (26)      -16.7%

   Other Real Estate                                  1,050       935        115       12.3%
                                                      -----       ---        ---       ----

   Total nonperforming assets                       $ 7,092   $ 5,551    $ 1,541       27.8%

Ratio of allowance for loan losses to
period-end loans                                      1.35%     1.37%     (0.02)  % pts  ---

Ratio of allowance for loan losses to
period-end nonperforming loans                       235.4%    282.4%     (47.0)  % pts  ---

Ratio of allowance for loan losses to
period-end nonperforming assets                      196.2%    226.9%     (30.7)  % pts  ---

Ratio of nonperforming assets to period-end
total loans and other real estate owned               0.69%     0.60%       0.09  % pts  ---



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

G) The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expenses.

                                                                   Three Months Ended March 31,
(000's omitted)
                                                       --------------------------------------------------
                                                                                       Change      Change
                                                                2000         1999      Amount     Percent
                                                       --------------------------------------------------

Amount of loans outstanding at end of period             $ 1,034,128   $  918,039  $  116,089       12.6%

Daily average amount of loans (net                         1,017,566      915,825     101,741       11.1%
of unearned discount)

Balance of allowance for possible
loan losses at beginning of period                            13,421       12,441         980        7.9%

Loans charged off:
     Commercial, financial, and agricultural                      52          126        (74)      -58.7%
     Real estate construction                                      0            0
     Real estate mortgage                                         11           30        (19)      -63.3%
     Installment                                                 930        1,184       (254)      -21.5%
                                                       --------------------------------------------------
          Total loans charged off                                993        1,340       (347)      -25.9%

Recoveries of loans previously charged off:
     Commercial, financial, and agricultural                      29           60        (31)      -51.7%
     Real estate construction                                      0            0           0          0%
     Real estate mortgage                                          1            3         (2)     (66.6%)
     Installment                                                 248          261        (13)       -5.0%
                                                       --------------------------------------------------
          Total recoveries                                       278          324        (46)      -14.2%

Net loans charged off                                            715        1,016       (301)      -29.6%

Additions to allowance charged to expense                      1,209        1,169          40        3.4%

Balance at end of period                                   $  13,915    $  12,594    $  1,321       10.5%

Ratio of net charge-offs to average loans outstanding          0.28%        0.45%      -0.17%      ------


H) The following table sets forth information by category of noninterest income for the Company for the periods indicated.

(000's omitted)                                     Three Months Ended March 31,
                                            -------------------------------------------
                                                 2000       1999    Change       Change
                                                                    Amount      Percent
                                            -------------------------------------------

Personal trust                                  $ 370      $ 351     $  19         5.4%
EBT/BPA                                           743        694        49         7.1%
Insurance                                         103         46        57       123.9%
Other investment products                         390        322        68        21.1%
                                            -------------------------------------------
         Total financial services               1,606      1,413       193        13.7%

Electronic banking                                359        283        76        26.9%
Mortgage banking                                  108        185      (77)       -41.6%
Commercial leasing                                 17          7        10       142.9%
                                            -------------------------------------------
         Total specialty products                 484        475         9         1.9%

Deposit service charges                           821        771        50         6.5%
Overdraft fees                                    848        717       131        18.3%
Commissions                                       389        401      (12)        -3.0%
                                            -------------------------------------------
         General banking services               2,058      1,889       169         8.9%

Miscellaneous revenue                             (5)         49      (54)      -110.2%
                                            -------------------------------------------

         Total noninterest income
        (excl security gains/losses)            4,143      3,826       317         8.3%

Security gains/losses                           (212)        277     (489)      -176.5%
Disposition of branch properties                    0          0       (0)         0.0%
                                            -------------------------------------------
         Total noninterest income             $ 3,931   $  4,103  $  (172)        -4.2%

Noninterest income as a percentage of
   operating income
(excl securities gains/losses & disposal        18.3%      19.0%     (0.7) %pts.    ---
   of branch properties)


Item 3. Quantative and Qualitative Disclosure about Market Risk

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

The mid-1999 reversal of falling interest rates provided the Bank with a strategic opportunity to not only increase net interest income, but also address its falling interest rate risk concerns. This was accomplished by extending the maturity and call protection of new investment purchases made throughout the year and by making the strategic decision to keep the bulk of the Bank's borrowing position short (terms of 180 days or less as opposed to longer term borrowings).

As a result, if there were no growth in the balance sheet, simulation results now show the Bank to be better off as rates fall. The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on December 31, 1999, assuming no growth in the balance sheet, and assuming 200 BP movements over a twelve month period in the prime rate, federal funds rate and the entire Treasury yield curve (assuming no change from its current inverted/flat shape):

                       REGULATORY MODEL
    ------------------------------------------------------------
      Rate Change         Dollar Change     Percent of Flat Rate
    In Basis Points         (in 000s)       Net Interest Income
    ---------------         ---------       -------------------

    + 200 bp                $ (1,663)              (2.3%)
    - 200 bp                $    436                 .1%

A second simulation was performed based on what the Company believes to be conservative levels of balance sheet growth (8% for loans, 2% for deposits and necessary increases in borrowings, with no growth in investment or any other major portions of the balance sheet), along with 100 BP movements over a twelve month period in the prime rate and federal funds rate, and a yield curve moving closer to historical spreads to fed funds. Under this set of assumptions, the Bank's net interest income is neutral in a rising rate environment because spreads are wider under a steeper yield curve, rate increases on certain interest-bearing deposit accounts can be lagged to a greater degree, and earning assets are added higher and higher rates. In a falling rate environment, net interest income is slightly worse off than if rates were unchanged because of the less likely rate reduction in certain interest bearing accounts over the narrower 100 basis point change. Thus, given the second set of assumptions, the risk of rate changes of the magnitude tested appears to be somewhat negated.

The following reflects the Company's one-year net interest income sensitivity analysis based on asset and liability levels on December 31, 1999, assuming the aforementioned balance sheet growth and yield curve changes:

                       MANAGEMENT MODEL
    ------------------------------------------------------------
       Rate Change        Dollar Change     Percent of Flat Rate
     In Basis Points        (in 000s)       Net Interest Income
     ---------------        ---------       -------------------


     + 100 bp               $    13                 .02%
     - 100 bp               $  (365)               (.49%)

Management does not anticipate any significant differences when the net interest income analysis is completed based on March 31, 2000 data. The preceding interest rate risk analyses do not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analyses do not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

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

Item 4.   Submission of Matters to a Vote of Securities Holders.
          Not Applicable.

Item 5.   Other Information.
          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits required by Item 601 of Regulation S-K:

          (21) Subsidiaries of the registrant
          - Community Bank, National Association, State of New York
          - Community Financial Services, Inc., State of New York
          - Community Capital Trust I, State of Delaware
          - Benefit Plans Administrative Services, Inc., State of New York
          - CBNA Treasury Management Corporation, State of Delaware
          - Community Investment Services, Inc., State of New York
          - CBNA Preferred Funding Corporation, State of Delaware
          - Elias Asset Management, Inc., State of Delaware

     b)   Reports on Form 8-K:
               Report filed on February 25, 2000

               Item 5:  Other Events

               Press release dated February 7, 2000 announcing a definitive agreement for Community Bank System, Inc. to acquire stock of Elias Asset Management, Inc.

                                   Signatures


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Community Bank System, Inc.



Date: May 15, 2000                                         /s/ Sanford A. Belden
                                                 Sanford A. Belden,President and
                                                         Chief Executive Officer


Date: May 15, 2000                                          /s/ David G. Wallace
                                                               David G. Wallace,
                                                         Chief Financial Officer