Form 10-Q
period 2000-06-30
COMMUNITY BANK SYSTEM INC
filed 2000-08-11
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the six months ended June 30, 2000


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

 Common Stock, No par value - 6,993,059 shares outstanding as of August 7, 2000

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.   Information

     Item 1.  Financial Statements (Unaudited)

                Consolidated balance sheets --
                June 30, 2000, March 31, 2000 and June 30, 1999

                Consolidated statements of income --
                Three and six months ended June 30, 2000 and 1999

                Consolidated statements of cash flows --
                Six months ended June 30, 2000, and 1999

                Consolidated statements of comprehensive income -- Six months ended June 30, 2000 and 1999


     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Item 3.  Quantative and Qualitative Disclosure about Market Risk


Part II. Other Information

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Securities Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
                                                               June 30,    December 31,         June 30,
                                                                   2000            1999             1999
--------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                 $68,543,255     $76,526,657      $71,541,129
    Federal funds sold                                                0      24,200,000                0
--------------------------------------------------------------------------------------------------------
                         TOTAL CASH AND CASH EQUIVALENTS     68,543,255     100,726,657       71,541,129

    Investment securities
       U.S. Treasury                                                  0       2,999,518        2,997,545
       U.S. Government agencies and corporations            224,151,167     174,097,408      169,370,833
       States and political subdivisions                    133,256,059     123,265,608      119,679,787
       Mortgage-backed securities                           291,429,192     290,000,398      285,598,475
       Federal Reserve Bank                                   2,293,950       2,173,950        2,173,950
       Other securities                                      60,384,634      60,278,119       59,848,052
                                                         -----------------------------------------------
         Investment securities at cost                      711,515,002     652,815,001      639,668,642
       Market value adjustment on available for sale       (19,913,277)    (22,127,416)      (5,456,843)
       securities
--------------------------------------------------------------------------------------------------------
                             TOTAL INVESTMENT SECURITIES    691,601,725     630,687,585      634,211,799

    Loans                                                 1,063,776,560   1,009,942,875      943,368,566
       Less: Unearned discount                                  553,888         720,360          988,707
             Reserve for possible loan losses                14,602,815      13,420,610       13,054,953
--------------------------------------------------------------------------------------------------------
                                               NET LOANS  1,048,619,857     995,801,905      929,324,906

    Bank premises and equipment                              25,952,281      25,508,863       24,290,945
    Accrued interest receivable                              16,139,286      14,168,068       13,702,971
    Intangible assets                                        53,322,376      49,484,949       52,298,984
    Other assets                                             27,042,892      24,323,539       15,800,945
--------------------------------------------------------------------------------------------------------
                                            TOTAL ASSETS $1,931,221,672  $1,840,701,566   $1,741,171,679
========================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
       Noninterest bearing                                 $252,377,840    $225,012,768     $230,125,169
       Interest bearing                                   1,158,117,175   1,135,293,216    1,141,670,556
--------------------------------------------------------------------------------------------------------
                                          TOTAL DEPOSITS  1,410,495,015   1,360,305,984    1,371,795,725

    Federal funds purchased                                  35,000,000               0       37,200,000
    Term borrowings                                         321,100,000     324,000,000      170,000,000
    Company obligated mandatorily redeemable preferred
    securities of subsidiary, Community Capital Trust I
    holding solely junior subordinated debentures of the
    Company                                                  29,820,563      29,817,188       29,813,813
    Accrued interest and other liabilities                   20,609,357      18,090,941       19,067,897
--------------------------------------------------------------------------------------------------------
                                       TOTAL LIABILITIES  1,817,024,935   1,732,214,113    1,627,877,435
--------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Common stock (6,993,059; 7,092,259; 7,144,329          7,641,159       7,640,359        7,639,429
       shares outstanding)
       Surplus                                               33,338,119      33,327,586       33,245,970
       Undivided profits                                    102,011,900      95,340,837       89,000,344
       Accumulated other comprehensive income              (11,778,703)    (13,088,367)      (3,227,722)
       Treasury stock (648,100; 548,100; 495,100 shares)   (17,006,288)    (14,718,787)     (13,343,994)
       Shares issued under employee stock plan - unearned       (9,450)        (14,175)         (19,783)
 -------------------------------------------------------------------------------------------------------
                              TOTAL SHAREHOLDERS' EQUITY    114,196,737     108,487,453      113,294,244
--------------------------------------------------------------------------------------------------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $1,931,221,672  $1,840,701,566   $1,741,171,679
========================================================================================================
See notes to consolidated financial statements


COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                   2000           1999           2000           1999
------------------------------------------------------------------------------------------------------
Interest Income:
 Interest and fees on loans                    $23,656,835    $20,621,342     $46,312,496  $40,870,521
 Interest and dividends on investments:
   U.S. Treasury                                    32,341         67,653          99,229      135,209
   U.S. Government agencies and corporations     3,956,132      2,833,997       7,505,700    6,054,324
   States and political subdivisions             1,622,086      1,291,353       3,231,894    2,116,436
   Mortgage-backed securities                    5,229,636      4,174,779      10,461,006    8,251,758
   Other securities                              1,020,130        898,838       2,041,207    1,440,036
 Interest on federal funds sold                     31,340          3,681         332,930        3,681
 Interest on deposits at other banks                 6,067            664         140,825        1,085
------------------------------------------------------------------------------------------------------

                         Total interest income  35,554,567     29,892,307      70,125,287   58,873,050
------------------------------------------------------------------------------------------------------

Interest expense:
 Interest on deposits
   Savings                                       2,686,988      2,822,912       5,348,099    5,587,828
   Time                                          9,275,289      7,884,994      17,784,987   15,790,175
 Interest on federal funds purchased and
   term borrowings                               4,935,802      1,932,119       9,782,494    3,638,097
 Interest on mandatorily redeemable capital
   securities of subsidiary                        732,937        732,938       1,465,875    1,465,875
------------------------------------------------------------------------------------------------------

                        Total interest expense  17,631,016     13,372,963      34,381,455   26,481,975
------------------------------------------------------------------------------------------------------

                           Net interest income  17,923,551     16,519,344      35,743,832   32,391,075
Less: Provision for possible loan losses         1,706,710      1,421,358       2,916,000    2,589,962
------------------------------------------------------------------------------------------------------

      Net Interest income after provision for   16,216,841     15,097,986      32,827,832   29,801,113
      loan losses
------------------------------------------------------------------------------------------------------

Other income:
 Fiduciary and investment services                 606,848        552,782       1,252,428    1,250,836
 Service charges on deposit accounts             1,956,647      1,736,655       3,727,047    3,316,043
 Commissions on investment products              1,483,958        300,372       1,879,289      624,285
 Other service charges, commissions and fees     1,445,440      1,216,276       2,732,062    2,248,789
 Miscellaneous income                                6,439         73,881          50,958      266,576
 Investment security gains (losses)                   (45)              0       (212,281)      276,642
------------------------------------------------------------------------------------------------------

                            Total other income   5,499,287      3,879,966       9,429,503    7,983,171
------------------------------------------------------------------------------------------------------
Other expenses:
 Salaries and employee benefits                  7,271,619      6,493,342      14,090,462   13,078,547
 Occupancy expense, net                            941,647        987,313       1,976,013    2,044,949
 Equipment and furniture expense                   912,858        902,947       1,824,343    1,798,723
 Amortization of intangible assets               1,186,447      1,155,512       2,296,923    2,313,435
 Other                                           4,002,842      3,648,880       7,490,517    7,171,430
------------------------------------------------------------------------------------------------------

                          Total other expenses  14,315,413     13,187,994      27,678,258   26,407,084
------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary     7,400,715      5,789,958      14,579,077   11,377,200
item
Income taxes                                     2,220,298      1,741,517       4,374,048    3,640,704
------------------------------------------------------------------------------------------------------

                                    NET INCOME  $5,180,417     $4,048,441     $10,205,029   $7,736,496
======================================================================================================
                    Earnings per share - Basic       $0.73          $0.56           $1.44        $1.07
                                     - Diluted       $0.72          $0.55           $1.42        $1.05
======================================================================================================
See notes to consolidated financial statements


COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Six Months Ended June 30, 2000 and 1999
                                                                        2000            1999
--------------------------------------------------------------------------------------------
Operating Activities:
 Net income                                                      $10,205,029      $7,736,496
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                    1,508,684       1,484,945
   Amortization of intangible assets                               2,296,923       2,313,435
   Net amortization of security premiums and discounts              (75,038)       2,895,258
   Amortization of discount on loans                               (166,472)       (318,399)
   Provision for loan losses                                       2,916,000       2,589,962
   Provision for deferred taxes                                    (973,557)       1,680,043
   (Gain)\loss on sale of investment securities                      212,281       (276,642)
   (Gain)\loss on sale of loans and other assets                    (52,015)           1,978
   Change in interest receivable                                 (1,971,218)     (1,327,637)
   Change in other assets and other liabilities                     (32,692)         884,481
   Change in unearned loan fees and costs                          (494,086)       (640,040)
--------------------------------------------------------------------------------------------

   Net cash provided by operating activities                      13,373,839      17,023,880
--------------------------------------------------------------------------------------------

Investing Activities:
 Proceeds from sales of investment securities                     11,519,958       4,616,500
 Proceeds from maturities of held to maturity investment           1,721,352       1,203,972
 securities
 Proceeds from maturities of available for sale investment        17,225,895     122,569,076
 securities
 Purchases of held to maturity investment securities             (1,914,690)     (2,014,617)
 Purchases of available for sale investment securities          (87,389,759)   (182,367,972)
 Net change in loans outstanding                                (55,026,262)    (26,142,590)
 Acquisition of business, net of cash acquired                   (6,379,853)               0
 Capital expenditures                                            (1,913,607)       (958,399)
 Proceeds from sales of property and equipment                       132,963          23,339
 Other investing activities                                                0       (174,200)
--------------------------------------------------------------------------------------------
   Net cash used by investing activities                       (122,024,003)    (83,244,891)
--------------------------------------------------------------------------------------------

Financing Activities:
 Net change in demand deposits, NOW accounts, and savings          7,761,538     (1,881,198)
 accounts
 Net change in certificates of deposit                            42,427,493     (4,388,655)
 Net change in federal funds purchased                            35,000,000       2,500,000
 Net change in term borrowings                                   (2,900,000)      70,000,000
 Issuance (retirement) of common and preferred stock                  11,333         179,228
 Treasury stock purchased                                        (2,287,500)     (4,192,038)
 Cash dividends                                                  (3,546,102)     (3,348,635)
--------------------------------------------------------------------------------------------
   Net cash provided by financing activities                      76,466,762      58,868,702
--------------------------------------------------------------------------------------------

Change in cash and cash equivalents                             (32,183,402)     (7,352,309)
 Cash and cash equivalents at beginning of year                  100,726,657      78,893,438
--------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        68,543,255      71,541,129
============================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                           $31,642,163     $26,050,957
============================================================================================

Cash paid for income taxes                                        $5,347,606      $1,960,661
============================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                     $1,760,765      $3,327,399
Gross change in unrealized gains and (losses) on
 available-for-sale securities                                    $2,214,140   ($12,702,394)
============================================================================================


COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For Six Months Ended June 30, 2000 and 1999
                                                                       2000               1999
----------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax:
 Unrealized gains on securities:
  Change in unrealized holding losses arising during            $ 2,001,859     $ (12,425,752)
  period
  Less: Reclassification adjustment for losses (gains)
        included in net income                                      212,281          (276,642)
----------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                     2,214,140       (12,702,394)
Income tax benefit related to items of other comprehensive        (904,476)          5,188,928
income
----------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                     1,309,664        (7,513,466)

Plus:  Net income                                                10,205,029          7,736,496
----------------------------------------------------------------------------------------------

Comprehensive income                                           $ 11,514,693          $ 223,030
==============================================================================================

See notes to consolidated financial statements

                  Community Bank System, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 2000

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

On January 29, 1997, Community Bank System, Inc. ("Company") formed a wholly owned subsidiary, Community Capital Trust I ("Trust"), a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on June 30, 2000 were $32,005,013 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

On April 3, 2000, Community Bank System, Inc acquired all the stock of Elias Asset Management, Inc. for cash of $6.5 million. In accordance with the stock purchase agreement, additional consideration will be paid if certain revenue targets are met over the next five years. This transaction was accounted for under the purchase method.


Note B -- Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the six months ended June 30, 2000 and 1999:

For six months ended June 30, 2000           Income          Shares               Per share
                                                                                   amount
--------------------------------------------------------------------------------------------
    Net Income                                10,205,029

    Basic EPS                                 10,205,029      7,085,925                $1.44

    Effect of dilutive securities:
      Stock options                                    0         92,707
                                         ------------------------------

      DILUTED EPS                            $10,205,029      7,178,632                $1.42
============================================================================================
--------------------------------------------------------------------------------------------
For six months ended June 30, 1999           Income          Shares               Per share
                                                                                   amount
--------------------------------------------------------------------------------------------
Net Income

    Net Income                                 7,736,496

    Basic EPS                                  7,736,496      7,251,787                $1.07


    Effect of dilutive securities:
      Stock options                                    0         83,288
                                         ------------------------------

    DILUTED EPS                               $7,736,496      7,335,075                $1.05
============================================================================================
--------------------------------------------------------------------------------------------
For three months ended June 30, 2000         Income          Shares               Per share
                                                                                   amount
--------------------------------------------------------------------------------------------

    Net Income                                 5,180,417

    Basic EPS                                  5,180,417      7,079,322                $0.73

    Effect of dilutive securities:
      Stock options                                    0         96,827
                                         ------------------------------

       DILUTED EPS                            $5,180,417      7,176,149                $0.72
============================================================================================
--------------------------------------------------------------------------------------------
For three months ended June 30, 1999         Income          Shares               Per share
                                                                                   amount
--------------------------------------------------------------------------------------------

Net Income

    Net Income                                 4,048,441

    Basic EPS                                  4,048,441      7,240,346                $0.56

    Effect of dilutive securities:
      Stock options                                    0         81,223
                                         ------------------------------

       DILUTED EPS                            $4,048,441      7,321,569                $0.55
============================================================================================

Part 1. Financial Information

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations

The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the six months ended June 30, 2000 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through March 31, 2000 as provided by the Federal Reserve System; the peer group is comprised of 160 bank holding companies having $1 to $3 billion in assets.

                                          COMMUNITY BANK SYSTEM, INC.
                                             SUMMARY OF OPERATIONS
                                        EARNINGS AND BALANCE SHEET RECAP
                                   2ND QUARTER 2000 AND FULL YEAR COMPARISONS



000s Omitted                                                       Three Months Ended,

 Line   -----------                                 Jun 30,           Jun 30,          Change             Change
  No.   Earnings                                       2000              1999          Amount            Percent
        -----------                      -----------------------------------------------------------------------
   1    Net interest income                         $17,924           $16,519          $1,405               8.5%

   2    Loan loss provision                           1,707             1,421             286              20.1%

   3    Net interest income
        after provision for
        loan losses                                  16,217            15,098           1,119               7.4%

   4    Investment security
        gain (loss)                                       0                 0               0               0.0%

   5    Other income                                  5,499             3,880           1,619              41.7%

   6    Other expense                                13,129            12,032           1,097               9.1%

   7    Intangible amortization                       1,186             1,156              30               2.6%

   8    Inc before inc tax                            7,401             5,790           1,611              27.8%

   9    Income tax                                    2,220             1,742             478              27.4%

  10    Net income                                   $5,181            $4,048          $1,133              28.0%

        Earnings per share
  11a   Basic                                         $0.73             $0.56           $0.17              30.7%
  11b   Diluted                                       $0.72             $0.55           $0.17              31.3%
                                          ================= ================= =============== ==================
        ------------------------
        Balances At Period End
        ------------------------
  12    Loans                                    $1,063,223          $942,380        $120,843              12.8%

  13    Investments (excl mkt val adj.)             712,040           639,734          72,306              11.3%

  14    Earning assets                            1,775,263         1,582,114         193,149              12.2%

  15    Loan loss reserve                            14,603            13,055           1,548              11.9%

  16    Intangible assets                            53,322            52,299           1,023               2.0%

  17    Total assets                              1,931,222         1,741,172         190,050              10.9%

  18    Deposits                                  1,410,495         1,371,796          38,699               2.8%

  19    Borrowings                                  385,921           237,014         148,907              62.8%

  20    Total equity                               $114,197          $113,294            $903               0.8%


                                       10a


000s Omitted                                                        Six Months Ended,

 Line   -----------                                 Jun 30,           Jun 30,          Change             Change
  No.   Earnings                                       2000              1999          Amount            Percent
        -----------                      -----------------------------------------------------------------------
   1    Net interest income                         $35,744           $32,391           3,353              10.4%

   2    Loan loss provision                           2,916             2,590             326              12.6%

   3    Net interest income                          32,828            29,801           3,027              10.2%
        after provision for
        loan losses

   4    Investment security                            (212)              277            (489)           -176.5%
        gain (loss)

   5    Other income                                  9,642             7,706           1,936              25.1%

   6    Other expense                                25,381            24,094           1,287               5.3%

   7    Intangible amortization                       2,297             2,313             (16)             -0.7%

   8    Inc before inc tax                           14,580            11,377           3,203              28.2%

   9    Income tax                                    4,374             3,641             733              20.1%

  10    Net income                                  $10,206            $7,736          $2,470              31.9%

        Earnings per share
  11a   Basic                                         $1.44             $1.07           $0.37              34.6%
  11b   Diluted                                       $1.42             $1.05           $0.37              35.4%
                                          ================= ================= =============== ==================
        ------------------------
        Balances At Period End
        ------------------------
  12    Loans                                    $1,063,223          $942,380        $120,843              12.8%

  13    Investments (excl mkt val adj.)             712,040           639,734          72,306              11.3%

  14    Earning assets                            1,775,263         1,582,114         193,149              12.2%

  15    Loan loss reserve                            14,603            13,055           1,548              11.9%

  16    Intangible assets                            53,322            52,299           1,023               2.0%

  17    Total assets                              1,931,222         1,741,172         190,050              10.9%

  18    Deposits                                  1,410,495         1,371,796          38,699               2.8%

  19    Borrowings                                  385,921           237,014         148,907              62.8%

  20    Total equity                               $114,197          $113,294            $903               0.8%


                                     10b


000s Omitted                                                        Three Months Ended

 Line   -----------                                 Jun 30,           Mar 31,          Change             Change
  No.   Earnings                                       2000              2000          Amount            Percent
        -----------                      -----------------------------------------------------------------------
   1    Net interest income                         $17,924           $17,820            $104               0.6%

   2    Loan loss provision                           1,707             1,209             498              41.2%

   3    Net interest income
        after provision for
        loan losses                                  16,217            16,611            (394)             -2.4%

   4    Investment security
        gain (loss)                                       0              (212)            212             100.0%

   5    Other income                                  5,499             4,143           1,356              32.7%

   6    Other expense                                13,129            12,253             876               7.1%

   7    Intangible amortization                       1,186             1,110              76               6.8%

   8    Inc before inc tax                            7,401             7,179             222               3.1%

   9    Income tax                                    2,220             2,154              66               3.1%

  10    Net income                                   $5,181            $5,025            $156               3.1%

        Earnings per share
  11a   Basic                                         $0.73             $0.71           $0.02               3.1%
  11b   Diluted                                       $0.72             $0.70           $0.02               3.1%
                                          ================= ================= =============== ==================

        ------------------------
        Balances At Period End
        ------------------------
  12    Loans                                    $1,063,223        $1,033,488         $29,735               2.9%

  13    Investments (excl mkt val adj.)             712,040           692,300          19,740               2.9%

  14    Earning assets                            1,775,263         1,725,787          49,476               2.9%

  15    Loan loss reserve                            14,603            13,915             688               4.9%

  16    Intangible assets                            53,322            48,374           4,948              10.2%

  17    Total assets                              1,931,222         1,883,603          47,619               2.5%

  18    Deposits                                  1,410,495         1,420,785         (10,290)             -0.7%

  19    Borrowings                                  385,921           328,819          57,102              17.4%

  20    Total equity                               $114,197          $112,419          $1,778               1.6%

                                       10c

                                          COMMUNITY BANK SYSTEM, INC.
                                             SUMMARY OF OPERATIONS
                                        EARNINGS AND BALANCE SHEET RECAP
                                  2ND QUARTER 2000 AND FULL YEAR COMPARISONS

000s Omitted                                                       Three Months Ended,

 Line   --------------                              Jun 30,           Jun 30,          Change             Change
  No.   Profitability                                  2000              1999          Amount            Percent
        --------------                  -----------------------------------------------------------------------
  21    Return on assets                              1.11%             0.96%            0.15 %pts.          ---
  22    Return on equity                             18.77%            13.66%            5.11 %pts.          ---

  23    Cash EPS (diluted)                            $0.82             $0.65           $0.17              26.1%
  24    Tangible return on                            1.26%             1.12%            0.14 %pts.          ---
        assets
  25    Tangible return on                           21.31%            15.96%            5.35 %pts.          ---
        equity

  26    Net interest margin                           4.40%             4.61%           (0.21)%pts.          ---

  27    Non interest income/                          22.3%             18.1%             4.2 %pts.          ---
        operating income (excl sec gains)

  28    Efficiency ratio                              53.1%             55.4%            (2.3)%pts.          ---
        (excl one time items and
        intangible amortization)
        ---------
        Capital
        ---------
  29    Tier I leverage ratio                         5.54%             5.71%           (0.17)%pts.          ---

        Common shares
  30a   Weighted average                              7,176             7,322            (146)             -2.0%
  30b   Period end                                    6,993             7,144            (151)             -2.1%

  31    Cash dividends declared                       $0.25             $0.23           $0.02               8.7%
        per common share

  32    Common stock price                           $22.19            $25.38          ($3.19)            -12.6%

  33a   Book value                                   $16.33            $15.86           $0.47               3.0%
  33b   Tangible book value                           $8.70             $8.54           $0.16               1.9%
        ----------------------
        Asset Quality Ratios
        ----------------------
  34    Loan loss reserve /
        loans outstanding                             1.37%             1.39%           (0.02)%pts.          ---

  35    Nonperforming loans /
        loans outstanding                             0.61%             0.50%            0.11 %pts.          ---

  36    Loan loss reserve /
        nonperforming loans                            224%              278%             (54)%pts.          ---

  37    Net charge-offs /
        average loans                                 0.39%             0.41%           (0.02)%pts.          ---

  38    Loan loss provision /
        net charge-offs                                167%              148%              19 %pts.          ---

  39    Nonperforming assets /
        loans outstanding+OREO                        0.69%             0.60%            0.09 %pts.          ---


                                       11a


000s Omitted                                                        Six Months Ended,

 Line   --------------                              Jun 30,           Jun 30,          Change             Change
  No.   Profitability                                  2000              1999          Amount            Percent
        --------------                   -----------------------------------------------------------------------
  21    Return on assets                              1.10%             0.93%            0.17 %pts.          ---
  22    Return on equity                             18.64%            13.01%            5.63 %pts.          ---

  23    Cash EPS (diluted)                            $1.61             $1.24           $0.37              29.9%
  24    Tangible return on                            1.24%             1.09%            0.15 %pts.          ---
        assets
  25    Tangible return on                           21.12%            15.31%            5.81 %pts.          ---
        equity

  26    Net interest margin                           4.42%             4.56%           (0.14)%pts.          ---

  27    Non interest income/                          20.1%             18.3%             1.8 %pts.          ---
        operating income (excl sec gains)

  28    Efficiency ratio                              52.9%             56.5%            (3.6)%pts.          ---
        (excl one time items and )
        intangible amortization)
        ---------
        Capital
        ---------
  29    Tier I leverage ratio                         5.54%             5.71%           (0.17)%pts.          ---

        Common shares
  30a   Weighted average                              7,179             7,335            (156)             -2.1%
  30b   Period end                                    6,993             7,144            (151)             -2.1%

  31    Cash dividends declared                       $0.50             $0.46           $0.04               8.7%
        per common share

  32    Common stock price                           $22.19            $25.38          ($3.19)            -12.6%

  33a   Book value                                   $16.33            $15.86           $0.47               3.0%
  33b   Tangible book value                           $8.70             $8.54           $0.16               1.9%
        ----------------------
        Asset Quality Ratios
        ----------------------
  34    Loan loss reserve /
        loans outstanding                             1.37%             1.39%           (0.02)%pts.          ---

  35    Nonperforming loans /
        loans outstanding                             0.61%             0.50%            0.11 %pts.          ---

  36    Loan loss reserve /
        nonperforming loans                            224%              278%             (54)%pts.          ---

  37    Net charge-offs /
        average loans                                 0.34%             0.43%           (0.09)%pts.          ---

  38    Loan loss provision /
        net charge-offs                                168%              131%              37 %pts.          ---

  39    Nonperforming assets /
        loans outstanding+OREO                        0.69%             0.60%            0.09 %pts.          ---


                                       11b


000s Omitted                                                       Three Months Ended,

 Line   --------------                               Jun 30,           Mar 31,          Change             Change
  No.   Profitability                                  2000              2000           Amount            Percent
        --------------                    -----------------------------------------------------------------------
  21    Return on assets                              1.11%             1.09%            0.02 %pts.          ---
  22    Return on equity                             18.77%            18.52%            0.25 %pts.          ---

  23    Cash EPS (diluted)                            $0.82             $0.79           $0.03               3.8%
  24    Tangible return on                            1.26%             1.23%            0.03 %pts.          ---
        assets
  25    Tangible return on                           21.31%            20.94%            0.37 %pts.          ---
        equity

  26    Net interest margin                           4.40%             4.43%           (0.03)%pts.          ---

  27    Non interest income/                          22.3%             17.8%             4.5 %pts.          ---
        operating income (excl sec gains)

  28    Efficiency ratio                              53.1%             52.7%             0.4 %pts.          ---
        (excl one time items and )
        intangible amortization)
        ---------
        Capital
        ---------
  29    Tier I leverage ratio                         5.54%             5.80%           (0.26)%pts.          ---

        Common shares
  30a   Weighted average                              7,176             7,181              (5)             -0.1%
  30b   Period end                                    6,993             7,093            (100)             -1.4%

  31    Cash dividends declared                       $0.25             $0.25           $0.00               0.0%
        per common share

  32    Common stock price                           $22.19            $22.81          ($0.62)             -2.7%

  33a   Book value                                   $16.33            $15.85           $0.48               3.0%
  33b   Tangible book value                           $8.70             $9.03          ($0.33)             -3.6%
        ----------------------
        Asset Quality Ratios
        ----------------------
  34    Loan loss reserve /
        loans outstanding                             1.37%             1.35%            0.02 %pts.          ---

  35    Nonperforming loans /
        loans outstanding                             0.61%             0.57%            0.04 %pts.          ---

  36    Loan loss reserve /
        nonperforming loans                            224%              235%             (11)%pts.          ---

  37    Net charge-offs /
        average loans                                 0.39%             0.28%            0.11 %pts.          ---

  38    Loan loss provision /
        net charge-offs                                167%              169%              (2)%pts.          ---

  39    Nonperforming assets /
        loans outstanding+OREO                        0.69%             0.69%           (0.00)%pts.          ---

                                       11c

                                          COMMUNITY BANK SYSTEM, INC.
                                             SUMMARY OF OPERATIONS
                                       EARNINGS AND BALANCE SHEET RECAP
                                   2ND QUARTER 2000 AND FULL YEAR COMPARISONS

000s Omitted                                                       Three Months Ended,

 Line   --------------------------                  Jun 30,           Jun 30,          Change             Change
  No.   Asset Quality Components                       2000              1999          Amount            Percent
        --------------------------        -----------------------------------------------------------------------
  40    Nonaccruing loans                            $5,297            $3,515          $1,782              50.7%
  41    90+ days delinquent                           1,216             1,189              27               2.3%
  --    --                                            -----             -----              --               ---
  42    Tot nonperforming loans                      $6,513            $4,704          $1,809              38.5%

  43    Troubled debt                                   142               123              19              15.4%
        restructurings
  44    Other real estate                               651               853            (202)            -23.7%
  --                                                    ---               ---            ----              ----
  45    Tot nonperforming assets                     $7,306            $5,680          $1,626              28.6%

  46    Net Charge-Offs                               1,019               960              59               6.1%
        -----------------------------------
        Components of Net Interest Margin
        -----------------------------------
  47    Loan yield                                    9.17%             8.96%            0.21 %pts.          ---
  48    Investment yield                              7.38%             6.80%            0.58 %pts.          ---

  49    Earning asset yield                           8.44%             8.11%            0.33 %pts.          ---

  50    Interest bearing deposits rate                4.12%             3.76%            0.36 %pts.          ---
  51    Borrowed funds rate                           6.54%             6.08%            0.46 %pts.          ---

  52    Cost of all interest                          4.67%             4.07%            0.60 %pts.          ---
        bearing funds

  53    Cost of funds                                 4.03%             3.45%            0.58 %pts.          ---
        (includes DDA)
  54    Cost of funds / earning                       4.04%             3.50%            0.54 %pts.          ---
        assets

  55    Net interest margin                           4.40%             4.61%           (0.21)%pts.          ---

  56    Full tax equivalent adj.                     $1,287            $1,095            $192              17.5%

        -----------------------------
        Average Balances for Period
        -----------------------------
  57    Loans                                    $1,045,704          $929,770        $115,934              12.5%

  58    Investments
        (excl. mkt val adj)                         709,527           602,596         106,931              17.7%

  59    Earning assets                            1,755,231         1,532,366         222,865              14.5%

  60    Total assets                              1,882,365         1,693,361         189,004              11.2%

  61    Deposits                                  1,411,185         1,377,975          33,210               2.4%

  62    Borrowings                                  348,750           175,824         172,926              98.4%

  63    Total equity                               $111,023          $118,894         ($7,871)             -6.6%


                                      12a


000s Omitted                                                        Six Months Ended,

 Line   --------------------------                   Jun 30,           Jun 30,         Change             Change
  No.   Asset Quality Components                       2000              1999          Amount            Percent
        --------------------------        -----------------------------------------------------------------------
  40    Nonaccruing loans                            $5,297            $3,515          $1,782              50.7%
  41    90+ days delinquent                           1,216             1,189              27               2.3%
  --    --                                            -----             -----              --               ---
  42    Tot nonperforming loans                      $6,513            $4,704          $1,809              38.5%

  43    Troubled debt restructurings                    142               123              19              15.4%
        restructurings
  44    Other real estate                               651               853            (202)            -23.7%
  --                                                    ---               ---            ----              ----
  45    Tot nonperforming assets                     $7,306            $5,680          $1,626              28.6%

  46    Net Charge-Offs                               1,734             1,976            (242)            -12.2%
        -----------------------------------
        Components of Net Interest Margin
        -----------------------------------
  47    Loan yield                                    9.10%             8.99%            0.11 %pts.          ---
  48    Investment yield                              7.35%             6.66%            0.69 %pts.          ---

  49    Earning asset yield                           8.38%             8.08%            0.30 %pts.          ---

  50    Interest bearing deposits rate                4.02%             3.78%            0.24 %pts.          ---
  51    Borrowed funds rate                           6.45%             6.11%            0.34 %pts.          ---

  52    Cost of all interest                          4.59%             4.08%            0.51 %pts.          ---
        bearing funds

  53    Cost of funds                                 3.95%             3.47%            0.48 %pts.          ---
        (includes DDA)
  54    Cost of funds / earning                       3.96%             3.51%            0.45 %pts.          ---
        assets

  55    Net interest margin                           4.42%             4.56%           (0.14)%pts.          ---

  56    Full tax equivalent adj.                     $2,570            $1,978            $592              29.9%

        -----------------------------
        Average Balances for Period
        -----------------------------
  57    Loans                                    $1,031,635          $922,836        $108,799              11.8%

  58    Investments
        (excl. mkt val adj)                         712,529           596,616         115,913              19.4%

  59    Earning assets                            1,744,164         1,519,452         224,712              14.8%

  60    Total assets                              1,871,029         1,681,270         189,759              11.3%

  61    Deposits                                  1,399,684         1,372,204          27,480               2.0%

  62    Borrowings                                  350,756           168,377         182,379             108.3%

  63    Total equity                               $110,083          $119,934         ($9,851)             -8.2%

                                       12b


000s Omitted                                                       Three Months Ended,

 Line   --------------------------                   Jun 30,           Mar 31,         Change             Change
  No.   Asset Quality Components                       2000              2000          Amount            Percent
        --------------------------        -----------------------------------------------------------------------
  40    Nonaccruing loans                            $5,297            $5,320            ($23)             -0.4%
  41    90+ days delinquent                           1,216               592             624             105.4%
  --    --                                            -----               ---             ---             -----
  42    Tot nonperforming loans                      $6,513            $5,912            $601              10.2%

  43    Troubled debt restructurings                    142               130              12               9.2%
        restructurings
  44    Other real estate                               651             1,050            (399)            -38.0%
  --                                                    ---             -----            ----              ----
  45    Tot nonperforming assets                     $7,306            $7,092            $214               3.0%

  46    Net Charge-Offs                               1,019               715             304              42.5%
        -----------------------------------
        Components of Net Interest Margin
        -----------------------------------
  47    Loan yield                                    9.17%             9.02%            0.15 %pts.          ---
  48    Investment yield                              7.38%             7.32%            0.06 %pts.          ---

  49    Earning asset yield                           8.44%             8.32%            0.12 %pts.          ---

  50    Interest bearing deposits rate                4.12%             3.92%            0.20 %pts.          ---
  51    Borrowed funds rate                           6.54%             6.36%            0.18 %pts.          ---

  52    Cost of all interest                          4.67%             4.50%            0.17 %pts.          ---
        bearing funds

  53    Cost of funds                                 4.03%             3.87%            0.16 %pts.          ---
        (includes DDA)
  54    Cost of funds / earning                       4.04%             3.89%            0.15 %pts.          ---
        assets

  55    Net interest margin                           4.40%             4.43%           (0.03)%pts.          ---

  56    Full tax equivalent adj                      $1,287            $1,283              $4               0.3%

        -----------------------------
        Average Balances for Period
        -----------------------------
  57    Loans                                    $1,045,704        $1,017,566         $28,138               2.8%

  58    Investments
        (excl. mkt val adj)                         709,527           715,531          (6,004)             -0.8%

  59    Earning assets                            1,755,231         1,733,097          22,134               1.3%

  60    Total assets                              1,882,365         1,859,693          22,672               1.2%

  61    Deposits                                  1,411,185         1,388,181          23,004               1.7%

  62    Borrowings                                  348,750           352,762          (4,012)             -1.1%

  63    Total equity                               $111,023          $109,144          $1,879               1.7%

                                       12c

Earnings per share (diluted) for second quarter 2000 reached $.72, a record high for the Company and up 31% over the prior year's level of $.55; for the six month period, earnings per share rose 35% to $1.42. Net income for the quarter and six months was $5.18 million and $10.21 million, up 28% and 32%, respectively. Return on equity (ROE) increased a substantial 5.11 percentage points to 18.77% for the quarter, slightly higher than 18.64% for the first half. Second quarter return on assets (ROA) rose to 1.11%, up 15 basis points, resulting in a year-to-date average of 1.10%.

o Loans climbed nearly $30 million, $4 million more growth than in second quarter 1999, bringing the total increase since June 30, 1999 to $121 million or 12.8%.
o Net charge-offs for the quarter rose a modest 6.2% compared to one year earlier, and remain more than 12% below 1999's first half level.
o Net interest income for the three months rose by 8.5% or $1.41 million, despite a modest reduction in spreads compared to one year ago.
o Reflective of the purchase of Elias Asset Management (EAM) at the beginning of the quarter, noninterest income (excluding securities transactions) grew by nearly 42% or $1.62 million, while growth in overhead was held to a $1.13 million increase.
o Lastly, the Company acquired 100,000 of its shares during the quarter, having now repurchased 648,100 shares or 8.5% of its shares outstanding at the time its 750,000 buy-back target was announced in third quarter 1998.

Cash earnings per share (diluted) also reached record levels, up 26% to $.82 for the quarter and up nearly 30% to $1.61 for the first six months. Year-to-date tangible return on equity climbed to 21.12%, exceeding nominal ROE by 2.48 percentage points for the same period, while cash ROA rose to 1.24%. The difference between cash and nominal results reflects the contribution of the Company's acquisitions on an economic basis, which excludes the non-cash impact of amortizing premiums paid for the acquisitions.

Compared to first quarter 2000, earnings increased $.02 per share or $156,000, up 3.1%. Net interest income rose a relatively small $104,000 as a result of a three basis point narrowing in net interest margin offsetting more than 60% of the impact of $22.1 million additional average earning assets. This net benefit, along with the absence of the prior quarter's securities losses, was eliminated by $498,000 greater loan loss provision expense. The primary reason for the latter increase was replenishment of the loan loss reserve for a $400,000 charge-off recognized on a single commercial customer. Noninterest income climbed a substantial $1.36 million, of which the EAM purchase contributed
$934,000.  Noninterest  expense rose $952,000,  or $221,000 (up 1.7%)  excluding
EAM.

Net Interest Margin Narrows Modestly
------------------------------------

The relatively small decrease in the second quarter net interest margin over the last three months to 4.40% reflects a 12 basis point improvement in the yield on earning assets compared to a 17 basis point rise in the cost of interest bearing funds. The latter increase reflects similarly higher rates paid on both deposits and borrowed funds, with growth in earning assets being funded by more local municipal time deposits and fewer capital market borrowings. On average, loans were up $28.1 million for the quarter while investments fell $6.0 million, owing to less attractive purchasing opportunities compared to the prior nine months. The calculation of the full-tax equivalent net interest margin for 2000 includes the impact on earning asset yields of various tax-efficient securities and loan strategies implemented in the last two years, whose combined tax savings had previously been measured only by a lower effective corporate tax rate. This benefit accounts for approximately an 13 basis point improvement in margin over that previously reported.

On a reporting basis comparable to second quarter 1999, the net interest margin has decreased by 14 basis points. This change reflects the rising financial market environment of the last year, an inverted Treasury yield curve, and the liability-sensitive position of the Company's balance sheet within a 12-15 month time frame.

The overall yield on earning assets has risen 30 basis points over the past year, comprised of a 11 basis point improvement in loan portfolio yield and a 69 basis point increase in investment portfolio yield. The latter is the result of an 11% expansion of the portfolio via selective securities purchases and elimination of accelerated amortization of premiums on certain collateralized mortgage obligations. The smaller increase in loan yield reflects the variable rate mix of the loan portfolio and continued pressure on loan pricing spreads, partially offset by high cash flow from installment loans, which enables run-off to be reinvested at current rates.

Compared to second quarter 1999, the increase in cost of interest bearing funds has been limited to 51 basis points, less than half the rise in the one-year Treasury rate. The rate on interest bearing deposits rose 24 basis points, largely explained by rates on interest checking and regular savings being held virtually unchanged and repricing on C.D.s being confined to scheduled maturities. The remainder of the increase in cost of funds reflects the impact of over 75% of earning asset growth being funded with higher capital market borrowings (for which rates rose 34 basis points on average), with the balance being supported by higher consumer and business demand deposits (up 5.3%) and deposits of local municipalities (up 13.4%). Average borrowings as a percent of total funds sources about doubled during the period, rising to nearly 20% in second quarter 2000 compared to 11% one year earlier.

Further narrowing of margins may occur as past and forecasted Federal Reserve actions and capital market responses work their way through the Bank's balance sheet and interest rate risk position. Management continues to implement programs designed to mitigate the impact of narrowing spreads, including raising rates on new installment loans and disciplined comparison of loan pricing to risk-free investment alternatives. Approximately one-third of borrowings has original maturities of three years or longer, and at the present time, further terming out is not anticipated.

Noninterest Income Grows Dramatically due to Financial Services Businesses
--------------------------------------------------------------------------

Noninterest income (excluding net securities gains/losses) for second quarter 2000 rose a substantial $1.62 million or 42% from one year earlier to $5.5 million. As indicated above, the bulk of the increase ($1.32 million or 82%) represents higher financial services revenue, $934,000 of which resulted from the purchase of Elias Asset Management, which was completed on April 3, 2000. Commissions from the sale of mutual funds also increased a strong $223,000 or 72%, and insurance revenues doubled, rising $49,000. Revenues from the Company's BPA/EBT business, which provides investment management, pension administration and consulting services, were up $118,000 or 19%, while personal trust fees were unchanged. The balance of the increase in noninterest income was from general banking fees, largely from overdraft fees (up 25%) and commissions (up 19%). Compared to first quarter 2000, noninterest income improved by $1.37 million or 33%, and for the first six months, rose $1.94 million or 25%.

Elias Asset Management. Inc. (EAM) is a wholly owned subsidiary of Community Bank, N.A. located in Williamsville, New York. EAM provides asset management services to the general public and earns non-interest management fee income. For the three months ended June 30, 2000, management fee income amounted to $934,000. Assets under management at June 30, 2000 were $693 million.

Financial services now comprise 48% of total noninterest income (excluding net securities gains/losses); specialty products, which largely includes electronic and mortgage banking and servicing activities, contribute 8%; and general banking fees make up 44% of noninterest income. Despite higher fees from VISA and ATM transactions, specialty product revenues were flat compared to second quarter 1999 due to the reduced mortgage banking activity. First half secondary market originations and sales were $5.2 million versus $27.0 million last year, reflective of increasingly slower demand for residential refinancing due to rising interest rates.

Noninterest income, excluding transactions related to investment securities and disposal of branch properties, as a percent of operating income was 22.3% in the second quarter, a significant 4.2 percentage point increase from the prior year. Assets under management, including those customer relationships managed by the Bank's personal trust department, BPA/EBT, Community Investment Services, Inc. brokerage, and Elias Asset Management, reached $1.2 billion as of June 30, 2000.

Loan Portfolio Continues to Expand at Double-Digit Pace
-------------------------------------------------------

Loans rose nearly $30 million during the last three months to $1.063 billion, $5.5 million more growth than in first quarter 2000 and $4.3 million more than for the same period last year. During the last twelve months, loans have grown by almost $121 million or 12.8%. Typical of the trend in recent years, the largest share of growth in the portfolio for the quarter was in commercial loans at $12.0 million or 40% of total growth. This pace of increase falls within the $10-$15 million range over the last five quarters, bringing the rate of growth during the last year to 14.8%. Consumer mortgages held in portfolio was the second fastest growing loan category for the quarter, up $7.8 million or 26% of total growth. Borrowers continue to use this vehicle to term out portions of their consumer debt, largely explaining the $24 million or 11.5% increase since June 30, 1999.

Indirect consumer installment loans (predominantly automobile financing) grew $6.4 million during the last 90 days (22% of total loan growth), for a $22 million or 10.8% rise since June 30, 1999. Loans began to climb in late March 1999 after falling since mid 1998 when the Company adopted more conservative underwriting practices. Lastly, consumer direct loans (including home equity loans) were up $3.5 million for the quarter, accounting for 12% of total loan growth. Outstandings have increased 13.0% over the last twelve months, with growth beginning during second quarter 1999 as a result of the successful "Summer Sizzler" promotion, whose momentum has been carried through to the current period.

Asset  Quality  Remains  Peer-Normal,  but  Precautionary  Additional  Loan Loss
--------------------------------------------------------------------------------
Provision Taken
---------------

Nonperforming loans ended the quarter at $6.5 million or .61% of loans outstanding, up $1.8 million and 11 basis points, respectively, compared to one year ago, with the bulk of the increase taking place during fourth quarter 1999. The primary reason for that increase was a $1.9 million loan to a commercial business which experienced start-up problems with a new piece of equipment. With the equipment now fully operative, the company's primary customer has begun acquisition talks with the company. Based on estimated collateral shortfall, $400,000 of this loan was written down in the quarter just ended; further write-downs, if any, are not quantifiable at this time. The $800,000 increase in nonperformers since year-end 1999 largely reflects a handful of commercial loan non-accruals. Based on the most recent peer bank data as of March 31, 2000, when the Company's nonperforming loan ratio was .57%, CBSI ranked more favorably than the peer norm of .59%.

The ratio of loan loss reserves to loans outstanding ended the quarter at 1.37%, up two basis points during the last twelve months. Coverage over nonperformers decreased 11 percentage points during the quarter to 224%, and was down 54 percentage points from the June 30, 1999 level. Nonetheless, the reserve continues to exceed the Bank's total actual losses for the last three years. Moreover, the ratio of delinquencies (30 days or more) plus nonaccruals to total loans decreased 11 basis points during the quarter to 1.30%. This ratio has remained in the 1.30% to 1.50% range for the last 27 months, well within the Company's internal guideline of less than 2.0%.

Net charge-offs for the second quarter increased by $305,000 over first quarter 2000 and exceeded the same quarter last year by a relatively small $59,000 (up 6.2%). As a percent of average outstandings, net charge-offs rose 11 basis points over the first three months of this year to .39%, but for the first six months, the ratio was down by 9 basis points from the prior year to .34%. The improvement was due to steadily lower installment loan charge-offs, indicative of more conservative underwriting practices and follow-up surveillance adopted during 1998. Installment net charge-offs averaged .74% for the first half of this year versus 1.08% for the 1999 period. Commercial net charge-offs rose to
 .21% through June 30 versus .13% last year, and mortgage loan net charge-offs remain miniscule for both periods.

Though the charge-off for the specific commercial customer noted above had been anticipated with a higher loan loss provision in fourth quarter 1999, the actual charge-off was replaced this quarter in the event of future potential losses. That action, in combination with continued strong loan growth, resulted in a $498,000 increase in loan loss provision during the second quarter, enabling the provision to cover total actual net charge-offs by 1.67 times. This ample margin serves as a precaution in the event the Upstate New York economy weakens after its long-sustained period of relative economic health.

Efficiency Ratio Improves to Favorable 52% Range for First Six Months
---------------------------------------------------------------------

The Company's second quarter efficiency ratio (recurring overhead less intangible amortization compared to net interest plus recurring other income) improved to 53.1% from 55.4% last year. This favorable trend is a function of several factors: an increase in net interest income due to higher earning assets, elimination of accelerated premium amortization of the Company's CMO securities, steady progress in developing more sources of noninterest income, and persistent control of overhead expense.

For second quarter 2000, overhead (before intangible amortization) rose $1.10 million or 9.1% over the prior year's level; excluding the $670,000 impact of the EAM purchase, operating expense was up $427,000 or 3.6%. Nearly 90% of this latter increase represents personnel expense, up $381,000 or 5.9%, reflective of annual merit increases, increased staff at Community Financial Services, Inc. (for which nearly all of the compensation is commission-based), higher temporary help in the Bank's operations centers during the conversion to image-based check processing, and higher medical expense.

Compared to first quarter 2000, overhead (before intangible amortization and excluding EAM) rose $221,000. A good portion of this increase was caused by one-time expenses during the conversion to image-based check processing, consulting expense related to centralization of certain functions previously performed in the Company's two regions, greater seasonal advertising, various origination costs supportive of consumer loan and investment generation programs, and a billing lag in the payment of armored car services.

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

Effects of Inflation
--------------------

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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


                                                          Second Quarter Ended June 30,
                                 ------------------------------------------------------------------------------
                                                     2000                                     1999
                                 ------------------------------------------------------------------------------
(000's omitted except yields      Avg.         Amt. of    Avg.          Avg.           Amt. of      Avg.
and rates)                        Balance      Interest   Yield/Rate    Balance        Interest     Yield/Rate
                                                          Paid                                      Paid
ASSETS:
                                 ------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold                 $2,092          $31        6.02%          $315             $4       4.68%
   Time deposits in other banks          486            6        5.02%            62              1       4.27%

   Taxable investment                581,201       10,579        7.32%       501,723          8,356       6.68%
   securities
   Nontaxable investment             125,747        2,395        7.66%       100,496          1,867       7.44%
   securities
   Loans (net of unearned          1,045,704       23,830        9.17%       929,770         20,760       8.96%
   discount)                     -----------  -----------              -------------  -------------

     Total interest-earnings       1,755,230      $36,841        8.44%     1,532,366        $30,988       8.11%
     assets

Noninterest earning assets
   Cash and due from banks            52,818                                  63,326
   Premises and equipment             26,002                                  24,474
   Other Assets                       87,751                                  81,631
   Less:allowance for loans         (14,048)                                (12,545)
   Net unrealized
   gains/(losses) on
   available-for-sale portfolio     (25,388)                                   4,225
                                 -----------                           -------------

   Total                          $1,882,365                              $1,693,477
                                 ===========                           =============


LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest-bearing liabilities
   Savings deposits                 $489,914       $2,687        2.21%      $518,952         $2,823       2.18%
   Time deposits                     678,900        9,275        5.49%       624,614          7,885       5.06%
   Short-term borrowings             227,502        3,574        6.32%        76,011            950       5.01%
   Long-term borrowings              121,248        2,094        6.95%        99,813          1,715       6.89%
                                  -----------------------              ----------------------------
     Total interest-bearing        1,517,564       17,630        4.67%     1,319,390         13,373       4.07%
     liabilities

Noninterest bearing liabilities
   Demand deposits                   242,371                                 234,409
   Other liabilities                  11,407                                  20,784
Shareholders' equity                 111,023                                 118,894
                                 -----------                           -------------
     Total                        $1,882,365                              $1,693,477
                                 ===========                           =============


Net interest earnings                             $19,211                                   $17,615
                                               ==========                             =============


Net yield on interest-earning assets                             4.40%                                    4.61%
                                                          ============                             ============


Federal tax exemption on
nontaxable investment
   securities included in interest income           1,287                                     1,095


B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

                                   -------------------------------------------------
                                      2nd Quarter 2000 versus 2nd Quarter 1999
                                   -------------------------------------------------

                                     Increase (Decrease) Due to Change In (1)

                                                                  Net
                                        Volume          Rate     Change
                                        ------          ----     ------


Interest earned on:
  Federal funds sold and securities
  purchased under agreements to resell        $26            $1      $28

  Time deposits in other banks                  5             0        5

  Taxable investment securities             1,385           838    2,223

  Nontaxable investment securities            473            55      528

  Loans (net of unearned discounts)         2,585           485    3,070

Total interest-earning assets (2)          $4,572        $1,281   $5,853

Interest paid on:
  Savings deposits                         ($322)          $186   ($136)

  Time deposits                               702           688    1,390

  Short-term borrowings                     2,321           303    2,624

  Long-term borrowings                        366            13      379

Total interest-bearing liabilities (2)     $2,135        $2,122   $4,257

Net interest earnings (2)                  $2,437        ($841)   $1,596



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

(000's omitted)                       Three Months Ended June 30,           Six Months Ended June 30,
                                 -------------------------------------------------------------------------
                                                     Change    Change                      Change   Change
                                     2000    1999    Amount   Percent     2000     1999    Amount  Percent
                                 -------------------------------------------------------------------------
Personnel expense                 $ 7,271 $ 6,494     $ 777     12.0% $ 14,090  $13,079   $ 1,011     7.7%

Net occupancy expense                 942     987      (45)     -4.6%    1,976    2,045      (69)    -3.4%

Equipment expense                     913     903        10      1.1%    1,824    1,799        25     1.4%

Professional fees                     561     505        56     11.1%    1,026      963        63     6.5%

Data processing expense             1,146     932       214     23.0%    2,201    1,832       369    20.1%

Intangible amortization             1,187   1,155        32      2.8%    2,297    2,313      (16)    -0.7%

Stationary and supplies               431     323       108     33.4%      666      620        46     7.4%

Deposit insurance premiums             69      45        24     53.3%      139       93        46    49.5%

Disposition of branch properties        7     121     (114)    -94.2%       14      322     (308)   -95.7%

Other                               1,788   1,723        65      3.8%    3,445    3,341       104     3.1%
                                 -------------------------------------------------------------------------

     Total                        $14,315 $13,188    $1,127      8.5%  $27,678  $26,407   $ 1,271     4.8%

Total operating expenses as
a percentage of average assets      3.06%   3.12%    -0.06% pts          2.97%    3.17%    -0.19% pts

Efficiency ratio                    53.1%   55.4%     -2.3% pts          52.9%    56.5%     -3.6% pts
 (excl one time items & intang.amort)

D) The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

               (000's omitted)                         As of June 30,
                                                                    Change    Change
                                                2000        1999    Amount   Percent
                                        --------------------------------------------
Real estate mortgages:
  Residential                             $  351,215  $  316,468 $  34,747     11.0%

  Commercial loans secured
  by real estate                             128,741     110,906    17,835     16.1%
  Farm                                        18,769      13,213     5,556     42.0%
                                        ----------------------------------
    Total                                    498,725     440,587    58,138     13.2%

Commercial, financial, and agricultural
  Agricultural                                27,917      24,853     3,064     12.3%
  Commercial and financial                   184,621     164,551    20,070     12.2%
                                        ----------------------------------
    Total                                    212,538     189,404    23,134     12.2%

Installment loans to
individuals:
  Direct                                     110,705      95,524    15,181     15.9%
  Indirect                                   229,829     207,420    22,409     10.8%
  Student and other                            1,284       2,369   (1,085)    -45.8%
                                        ----------------------------------
    Total                                    341,818     305,313    36,505     12.0%

Other Loans                                   10,696       8,065     2,631     32.6%
                                        ----------------------------------

Gross Loans                                1,063,777     943,369   120,408     12.8%
                                        ----------------------------------

Less: Unearned discounts                         554         989     (435)    -44.0%
                                        ----------------------------------
Net loans                                  1,063,223     942,380   120,843     12.8%

Reserve for possible loan losses              14,603      13,055     1,548     11.9%

Loans net of loan loss reserve          $  1,048,620  $  929,325 $ 119,295     12.8%

                                        ==================================

E) The following table reconciles the differences between the line of business loan breakdown reflected in the narrative of this report and on Table D as compared to regulatory reporting definitions reflected on the Call Report.

                                         Line Of Business as of June 30, 2000
                            ----------------------------------------------------------------------------

                               Consumer        Consumer       Consumer       Business          Total
                                Direct         Indirect       Mortgages       Lending          Loans
                            --------------  -------------  --------------  ------------   --------------
Regulatory Reporting
--------------------
 Categories
 ----------
Loans secured by real estate
 Residential                   $    61,516       $      -     $   259,879     $  29,821      $   351,216
 Commercial                             30              -             746       127,965          128,741
 Farm                                   36                              -        18,733           18,769
Agricultural loans                     656                              -        27,260           27,916
Commercial loans                     6,450                              -       178,171          184,621
Installment loans to individuals   106,351        229,829              54         5,584          341,818
Other loans                          1,502                              -         9,194           10,696
                            --------------  -------------  --------------  ------------   --------------

Total loans                        176,541        229,829         260,679       396,728        1,063,777

Unearned Discounts                   (554)              -               -             -            (554)
                            --------------  -------------  --------------  ------------   --------------

Net Loans                      $   175,987     $  229,829     $   260,679     $ 396,728       $1,063,223
                            ==============  =============  ==============  ============   ==============

F) The following table presents information concerning the aggregate amount of nonperforming assets:

                                                                As of June 30,
(000's omitted)
                                        --------------------------------------------------------------
                                                                               Change           Change
                                                   2000           1999         Amount          Percent
                                        --------------------------------------------------------------
Loans accounted for on a
  nonaccrual basis                              $ 5,297        $ 3,515        $ 1,782            50.7%

Accruing loans which are contractually
  past due 90 days or more as to
  principal or interest payments                  1,216          1,189             27             2.3%
                                                  -----          -----             --             ---

  Total nonperforming loans                       6,513          4,704          1,809            38.5%

Loans which are "troubled debt
  restructurings" as defined in
  Statement of Financial Accounting
  Standards No. 15 "Accounting by Debtors
  and Creditors for Troubled Debt
  Restructurings"                                   142            123             19            15.4%

  Other Real Estate                                 651            853          (202)           -23.7%
                                                    ---            ---          ----             ----

  Total nonperforming assets                    $ 7,306        $ 5,680        $ 1,626            28.6%

Ratio of allowance for loan losses to
period-end loans                                  1.37%          1.39%         (0.02)    % pts ---

Ratio of allowance for loan losses to
period-end nonperforming loans                   224.0%         277.5%         (53.5)    % pts ---

Ratio of allowance for loan losses to
period-end nonperforming assets                  199.9%         229.8%         (30.0)    % pts ---

Ratio of nonperforming assets to period-end
total loans and other real estate owned           0.69%          0.60%           0.09    % pts ---


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

                                            Three Months Ended June 30,                Six Months Ended June 30,
(000's omitted)
                                      ---------------------------------------------------------------------------------
                                                              Change  Change                             Change  Change
                                          2000       1999     Amount Percent         2000     1999       Amount Percent
                                      ---------------------------------------------------------------------------------
Amount of loans outstanding at end
of period (gross of unearned
discount)                           $1,063,777   $943,369   $120,408   12.8%   $1,063,777   $943,369   $120,408   12.8%

Daily average amount of loans (net
of unearned discount)                1,045,704    929,770    115,934   12.5%    1,031,635    922,836    108,799   11.8%

Balance of allowance for possible
loan losses at beginning of period      13,915     12,594      1,321   10.5%       13,421     12,441        980    7.9%

Loans charged off:
  Commercial, financial, and
  agricultural                             449        246        203   82.5%          501        372        129   34.7%
  Real estate construction                   0          0          0    0.0%            0          0          0    0.0%
  Real estate mortgage                       0          3        (3) -100.0%           11         33       (22)  -66.7%
  Installment                              826        983      (157)  -16.0%        1,756      2,167      (411)  -19.0%
                                      ---------------------------------------------------------------------------------
    Total loans charged off              1,275      1,232         43    3.5%        2,268      2,572      (304)  -11.8%

Recoveries of loans previously
charged off:

  Commercial, financial, and
  agricultural                              29         32        (3)   -9.4%           58         92       (34)  -37.0%
  Real estate construction                   0          0          0    0.0%            0          0          0    0.0%
  Real estate mortgage                       0          0          0    0.0%            1          3        (2)  -66.7%
  Installment                              227        240       (13)   -5.4%          475        501       (26)   -5.2%
                                      ---------------------------------------------------------------------------------
    Total recoveries                       256        272       (16)   -5.9%          534        596       (62)  -10.4%

Net loans charged off                    1,019        960         59    6.1%        1,734      1,976      (242)  -12.2%

Additions to allowance charged to
expense                                  1,707      1,421        286   20.1%        2,916      2,590        326   12.6%

Balance at end of period               $14,603    $13,055     $1,548   11.9%      $14,603    $13,055     $1,548   11.9%

Ratio of net chargeoffs to average
loans outstanding                        0.39%      0.41%     -0.02%  ------        0.34%      0.43%     -0.09%  ------

H) The following table sets forth information by category of noninterest income for the Company for the periods indicated.

(000's omitted)                                Three Months Ended June 30,      Six Months Ended June 30,
                                          ------------------------------------------------------------------
                                            2000     1999   Change  Change     2000    1999   Change  Change
                                                            Amount Percent                    Amount Percent
                                          ------------------------------------------------------------------
Personal trust                              $315     $316      (1)   -0.3%     $685    $667      $18    2.7%
EBT/BPA                                      745      628      117   18.6%    1,488   1,322      166   12.6%
Elias Asset Management                       934        0      934       -      934       0      934
Insurance                                    100       49       51  104.1%      203      95      108  113.7%
Other investment products                    534      312      222   71.2%      926     634      292   46.1%
                                          ------------------------------------------------------------------
             Total financial services      2,628    1,305    1,323  101.4%    4,236   2,718    1,518   55.8%

Electronic banking                           389      324       65   20.1%      748     607      141   23.2%
Mortgage banking                              50      112     (62)  -55.4%      158     297    (139)  -46.8%
Commercial leasing                             9       23     (14)  -60.9%       26      30      (4)  -13.3%
                                          ------------------------------------------------------------------
             Total specialty products        448      459     (11)   -2.4%      932     934      (2)   -0.2%

Deposit service charges                      845      830       15    1.8%    1,666   1,601       65    4.1%
Overdraft fees                               993      796      197   24.7%    1,841   1,513      328   21.7%
Commissions                                  573      483       90   18.6%      962     884       78    8.8%
                                          ------------------------------------------------------------------
             General banking services      2,411    2,109      302   14.3%    4,469   3,998      471   11.8%

Miscellaneous revenue                         12        7     (51) -728.6%        5      56     (51)  -91.1%
                                          ------------------------------------------------------------------

             Total noninterest income
            (excl security gains/losses)   5,499    3,880    1,619   41.7%    9,642   7,706    1,936   25.1%

Security gains/losses                          0        0        0    0.0%    (212)     277    (489) -176.5%
Disposition of branch properties               0      (0)        0    0.0%        0       0        0    0.0%
                                          ------------------------------------------------------------------
             Total noninterest income     $5,499   $3,880   $1,619   41.7%   $9,430  $7,983   $1,447   18.1%

Noninterest income as a percentage of
operating income  (excl securities
gains/losses & disposal of
branch properties)                         22.3%    18.1%      4.2 %pts.--    20.1%   18.3%      1.8 %pts.--

Noninterest Income Six Months Ended June 30, 2000

                         Fiduciary    Service Charges    Commissions    Other Service     Other      Investment
                            and        on Deposits      on Investment     Charges,      Operating    Securities
(000's omitted)         Investment                         Products     Commissions       Income         Gains       Total
                         Services                                        and Fees
Personal trust             $   685                                                                                $    685
EBT/BPA                        567                                                921                                1,488
Elias Asset Management                                            934                                                  934
Insurance                                                          20             183                                  203
Other investment products                                         926                                                  926
                         --------- ------------------ --------------- --------------- ----------- ------------- ----------
Total financial services     1,252                  -           1,880           1,104           -             -      4,236

Electronic banking                                220                             528                                  748
Mortgage banking                                                                  111          47                      158
Commercial leasing                                                                 26                                   26
                         --------- ------------------ --------------- --------------- ----------- ------------- ----------
Total specialty products         -                220               -             665          47             -        932

Deposit service charges                         1,666                                                                1,666
Overdraft fees                                  1,841                                                                1,841
Commissions                                                                       962                                  962
                         --------- ------------------ --------------- --------------- ----------- ------------- ----------
General banking services         -              3,507               -             962           -             -      4,469

Miscellaneous revenue                                                                           5                        5
                         --------- ------------------ --------------- --------------- ----------- ------------- ----------

Total noninterest income
(excl security gains/
losses)                      1,252              3,727           1,880           2,731          52             -      9,642

Security gains/losses                                                                                     (212)      (212)
Disposition of branch
properties                                                                          -                                    -
                        ---------- ------------------ --------------- --------------- ----------- ------------- ----------
Total noninterest income   $ 1,252         $    3,727     $     1,880       $   2,731      $   52      $  (212)   $  9,430
                        ========== ================== =============== =============== =========== ============= ==========

Item 3.  Quantative and Qualitative Disclosure about Market Risk.

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

The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on June 30, 2000, assuming no growth in the balance sheet, and assuming 200 BP movements over a twelve month period in the prime rate, federal funds rate and the entire Treasury yield curve (assuming no change from its current inverted/flat shape):


                       REGULATORY MODEL
--------------------------------------------------------------------
     Rate Change          Dollar Change         Percent of Flat Rate
     In Basis Points         (in 000s)          Net Interest Income
     ---------------         ---------          -------------------

     + 200 bp                $ (1,193)                 (1.8%)
     - 200 bp                $   1,217                 (1.8%)

A second simulation was performed based on what the Company believes to be conservative levels of balance sheet growth (8% for loans, 2% for deposits and necessary increases in borrowings, with no growth in investment or any other major portions of the balance sheet), along with 100 BP movements over a twelve month period in the prime rate and federal funds rate, and a yield curve moving closer to historical spreads to fed funds. Under this set of assumptions, the Bank's net interest income is neutral in a rising rate environment because rate increases on certain interest-bearing deposit accounts can be lagged to a greater degree and earning assets are added at higher and higher rates. In a falling rate environment, net interest income is slightly better than if rates were unchanged as a result of balance sheet strategies implemented during the first half of 2000.

The following reflects the Company's one-year net interest income sensitivity analysis based on asset and liability levels on June 30, 2000, assuming the aforementioned balance sheet growth and yield curve changes:


                       MANAGEMENT MODEL
--------------------------------------------------------------------
     Rate Change          Dollar Change         Percent of Flat Rate
     In Basis Points         (in 000s)          Net Interest Income
     ---------------         ---------          -------------------


     + 100 bp                $  (188)                  (0.3%)
     - 100 bp                 $   781                     1.2

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

b)   Reports on Form 8-K:
             None

             Item 5:  Other Events

                                   Signatures


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Community Bank System, Inc.



Date:  August 11, 2000                                      /s/ Sanford A.Belden
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer


Date:  August 11, 2000                                      /s/ Charles M. Ertel
                                            Charles M. Ertel,Assistant Treasurer
                                                        Chief Accounting Officer