Form 10-Q
period 2000-09-30
COMMUNITY BANK SYSTEM INC
filed 2000-11-14
CIK 723188

                                                              FORM 10 - Q
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                                  THE SECURITIES EXCHANGE ACT OF 1934

                                             For the nine months ended September 30, 2000

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

                           Common Stock, No par value - 6,993,459 shares outstanding as of November 10, 2000

                                                                 INDEX
                                             COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

Part I.     Information

      Item 1.  Financial Statements (Unaudited)

                Consolidated balance sheets --
                September 30, 2000, December 31, 1999 and September 30, 1999

                Consolidated statements of income --
                Three and nine months ended September 30, 2000 and 1999

                Consolidated statements of cash flows --
                Nine months ended September 30, 2000, and 1999

                Consolidated statements of comprehensive income --
                Three and nine months ended September 30, 2000 and 1999

      Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

      Item 3.  Quantative and Qualitative Disclosure about Market Risk (Included in Item 2)

Part II.   Other Information

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities

      Item 3.  Defaults upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Securities Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
                                                                                September 30,            December 31,       September 30,
                                                                                         2000                    1999                1999
------------------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                                       $67,120,524             $76,526,657         $65,091,886
    Federal funds sold                                                                      0              24,200,000                   0
------------------------------------------------------------------------------------------------------------------------------------------
                                        TOTAL CASH AND CASH EQUIVALENTS            67,120,524             100,726,657          65,091,886

    Investment securities
       U.S. Treasury                                                                        0               2,999,518           2,998,612
       U.S. Government agencies and corporations                                  233,647,999             174,097,408         172,245,313
       States and political subdivisions                                          132,989,599             123,265,608         116,938,713
       Mortgage-backed securities                                                 297,288,099             290,000,398         288,510,826
       Federal Reserve Bank                                                         2,293,950               2,173,950           2,173,950
       Other securities                                                            65,475,451              60,278,119          59,856,087
                                                                        ------------------------------------------------------------------
            Investment securities at cost                                         731,695,098             652,815,001         642,723,501
       Market value adjustment on available for sale securities                  (12,244,230)            (22,127,416)        (13,380,293)
------------------------------------------------------------------------------------------------------------------------------------------
                                            TOTAL INVESTMENT SECURITIES           719,450,868             630,687,585         629,343,208

    Loans                                                                       1,082,009,189           1,009,942,875         983,509,902
      Less: Unearned discount                                                         477,828                 720,360             836,869
                Reserve for possible loan losses                                   14,613,562              13,420,610          12,922,448
------------------------------------------------------------------------------------------------------------------------------------------
                                                              NET LOANS         1,066,917,799             995,801,905         969,750,585

    Bank premises and equipment                                                    26,507,738              25,508,863          25,326,018
    Accrued interest receivable                                                    17,030,120              14,168,068          14,040,688
    Intangible assets                                                              52,135,814              49,484,949          51,188,821
    Other assets                                                                   24,417,827              24,323,539          19,426,697
------------------------------------------------------------------------------------------------------------------------------------------
                                                           TOTAL ASSETS        $1,973,580,690          $1,840,701,566      $1,774,167,903
==========================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                        $248,298,764            $225,012,768        $235,931,666
      Interest bearing                                                          1,207,092,458           1,135,293,216       1,136,069,588
------------------------------------------------------------------------------------------------------------------------------------------
                                                         TOTAL DEPOSITS         1,455,391,222           1,360,305,984       1,372,001,254

    Federal funds purchased                                                        17,000,000                       0          19,400,000
    Term borrowings                                                               326,100,000             324,000,000         220,000,000
    Company obligated mandatorily redeemable preferred securities of subsidiary, Community Capital Trust I holding solely junior
     subordinated debentures of the Company                                        29,822,250              29,817,188          29,815,500
    Accrued interest and other liabilities                                         23,291,626              18,090,941          21,303,212
------------------------------------------------------------------------------------------------------------------------------------------
                                                      TOTAL LIABILITIES         1,851,605,098           1,732,214,113       1,662,519,966
------------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Common stock (6,993,059; 7,092,259; 7,141,429                                7,641,159               7,640,359           7,640,029
         shares outstanding)
       Surplus                                                                     33,338,119              33,327,586          33,254,071
       Undivided profits                                                          105,252,152              95,340,837          92,117,129
       Accumulated other comprehensive income                                     (7,242,462)            (13,088,367)         (7,914,444)
       Treasury stock (648,100; 548,100; 498,600 shares)                         (17,006,288)            (14,718,787)        (13,431,869)
       Shares issued under employee stock plan - unearned                             (7,088)                (14,175)            (16,979)
------------------------------------------------------------------------------------------------------------------------------------------
                                             TOTAL SHAREHOLDERS' EQUITY           121,975,592             108,487,453         111,647,937
------------------------------------------------------------------------------------------------------------------------------------------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,973,580,690          $1,840,701,566      $1,774,167,903
==========================================================================================================================================

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                                 Three Months Ended                     Nine Months Ended
                                                                   September 30,                          September 30,
                                                              2000               1999                2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                                  $24,755,532         $21,437,547         $71,068,028       $62,308,068
  Interest and dividends on investments:
     U.S. Treasury                                                      0              67,630              99,229           202,839
     U.S. Government agencies and corporations                  4,111,738           3,073,221          11,617,438         9,127,545
     States and political subdivisions                          1,654,872           1,431,908           4,886,766         3,548,344
     Mortgage-backed securities                                 5,189,855           4,701,497          15,650,862        12,953,255
     Other securities                                           1,058,411           1,040,067           3,099,618         2,480,103
  Interest on federal funds sold                                  113,669                   0             446,599             3,681
  Interest on deposits at other banks                               8,426                 457             149,251             1,542
------------------------------------------------------------------------------------------------------------------------------------

                                 Total interest income         36,892,503          31,752,327         107,017,791        90,625,377
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits
     Savings                                                    2,840,499           2,805,526           8,188,598         8,393,354
     Time                                                      10,368,367           7,800,575          28,153,354        23,590,750
  Interest on federal funds purchased and
      term borrowings                                           5,372,040           2,859,363          15,154,532         6,497,460
  Interest on mandatorily redeemable capital
     securities of subsidiary                                     732,937             732,938           2,198,813         2,198,813
------------------------------------------------------------------------------------------------------------------------------------

                                Total interest expense         19,313,844          14,198,402          53,695,298        40,680,377
------------------------------------------------------------------------------------------------------------------------------------

                                   Net interest income         17,578,659          17,553,925          53,322,492        49,945,000
Less:  Provision for possible loan losses                       2,128,000           1,099,178           5,044,000         3,689,140
------------------------------------------------------------------------------------------------------------------------------------

   Net Interest income after provision for loan losses         15,450,659          16,454,747          48,278,492        46,255,860
------------------------------------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                               605,548             535,357           1,857,975         1,786,193
  Service charges on deposit accounts                           1,981,397           1,889,621           5,708,443         5,205,664
  Commissions on investment products                            1,513,188             309,452           3,392,477           933,737
  Other service charges, commissions and fees                   1,810,075           1,766,506           4,542,137         4,015,295
  Miscellaneous income                                             46,435              20,107              97,393           286,683
  Investment security gains (losses)                                    0           (498,990)           (212,281)         (222,348)
------------------------------------------------------------------------------------------------------------------------------------

                                    Total other income          5,956,642           4,022,053          15,386,145        12,005,224
------------------------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                7,287,095           6,655,947          21,377,558        19,734,494
  Occupancy expense, net                                          976,984             937,947           2,952,997         2,982,896
  Equipment and furniture expense                                 946,410             778,568           2,770,753         2,577,291
  Amortization of intangible assets                             1,186,563           1,152,563           3,483,484         3,465,998
  Other                                                         3,683,999           3,740,429          11,174,516        10,911,859
------------------------------------------------------------------------------------------------------------------------------------

                                  Total other expenses         14,081,050          13,265,454          41,759,307        39,672,538
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item               7,326,254           7,211,346          21,905,331        18,588,546
Income taxes                                                    2,197,876           2,309,064           6,571,924         5,949,768
------------------------------------------------------------------------------------------------------------------------------------

                                            NET INCOME         $5,128,378          $4,902,282         $15,333,407       $12,638,778
====================================================================================================================================
                            Earnings per share - Basic              $0.73               $0.69               $2.17             $1.75
                                             - Diluted              $0.72               $0.68               $2.14             $1.73
====================================================================================================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                 For the Nine Months Ended
                                                                                            September 30,
                                                                                     2000             1999
-----------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                             $     15,333,407  $    12,638,778
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                              2,286,360        2,192,378
      Amortization of intangible assets                                         3,483,484        3,465,998
      Net amortization of security premiums and discounts                       (112,296)        3,462,248
       Amortization of discount on loans                                        (242,532)        (470,237)
      Provision for loan losses                                                 5,044,000        3,689,140
      Provision for deferred taxes                                            (1,229,447)        2,836,389
      (Gain)\loss on sale of investment securities                                212,281          222,348
      (Gain)\loss on sale of loans and other assets                              (90,396)        (192,329)
      Change in interest receivable                                           (2,862,052)      (1,665,354)
      Change in other assets and other liabilities                              2,195,488        1,449,636
      Change in unearned loan fees and costs                                  (1,198,398)        (992,999)
-----------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                 22,819,898       26,635,996
-----------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                 11,519,958       10,003,654
  Proceeds from maturities of held to maturity investment securities            3,214,112        2,160,894
  Proceeds from maturities of available for sale investment securities         28,648,095      143,357,875
  Purchases of held to maturity investment securities                         (3,254,020)      (2,968,688)
  Purchases of available for sale investment securities                     (119,108,228)    (212,667,616)
  Net change in loans outstanding                                            (74,648,564)     (66,969,193)
  Premium paid on acquisition of business                                     (6,134,349)                0
  Capital expenditures                                                        (3,398,202)      (2,700,055)
  Proceeds from sales of property and equipment                                   132,963           23,339
  Other investing activities                                                            0        (216,600)
-----------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                  (163,028,235)    (129,976,390)
-----------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts            14,867,274      (7,563,501)
  Net change in certificates of deposit                                        80,217,964        1,499,177
  Net change in federal funds purchased                                        17,000,000     (15,300,000)
  Net change in term borrowings                                                 2,100,000      120,000,000
  Issuance (retirement) of common and preferred stock                              11,333          187,928
  Treasury stock purchased                                                    (2,287,500)      (4,279,913)
  Cash dividends                                                              (5,306,867)      (5,004,849)
-----------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                106,602,204       89,538,842
-----------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                          (33,606,133)     (13,801,552)
  Cash and cash equivalents at beginning of year                              100,726,657       78,893,438
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     67,120,524       65,091,886
===========================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                        $49,054,491      $40,252,379
===========================================================================================================

Cash paid for income taxes                                                     $7,801,372       $3,113,379
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                  $1,888,126       $1,786,232
Gross change in unrealized losses on
  available-for-sale securities                                                $9,883,187    ($20,625,844)
===========================================================================================================

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                               Three Months Ended              NINE MONTHS ENDED
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                                2000             1999            2000            1999
--------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), before tax:
   Unrealized gains on securities:
      Change in unrealized holding losses arising during period          $ 7,669,047  $    (8,422,440)  $    9,670,906  $ (20,848,192)
      Reclassification adjustment for losses included in
                 net income                                                      (0)          498,990         212,281         222,348
--------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                              7,669,047       (7,923,450)       9,883,187    (20,625,844)
Income tax benefit (provision) related to items of other comprehensive
      income                                                              3,132,806)        3,236,729      (4,037,282)      8,425,657
--------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                              4,536,241      (4,686,721)       5,845,905    (12,200,187)

Plus:  Net income                                                          5,128,378        4,902,282      15,333,407      12,638,778
--------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                     $ 9,664,619  $       215,561  $   21,179,312  $      438,591
======================================================================================================================================
See notes to consolidated financial statements

                                             Community Bank System, Inc. and Subsidiaries
                                              Notes to Consolidated Financial Statements

                                                              (Unaudited)

                                                          September 30, 2000

Note A -- Basis of Presentation

The  accompanying  unaudited  condensed  consolidated  financial  statements have been prepared in accordance  with generally  accepted accounting  principles  for  interim  financial  information  and with  instructions  to Form 10-Q and Rule  10-01 of  Regulation  S-X.
Accordingly,  they do not include all of the  information  and  footnotes  required by generally  accepted  accounting  principles  for complete financial  statements.  In the opinion of management,  all adjustments  (consisting of normal recurring  accruals)  considered necessary for fair  presentation  have been  included.  Operating  results for the nine-month  period ended  September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

On January 29, 1997, Community Bank System, Inc. ("Company") formed a wholly owned subsidiary,  Community Capital Trust I ("Trust"),  a
Delaware  statutory  business  trust.  The Trust  has  issued  $30  million  aggregate  liquidation  amount of 9.75%  Company-Obligated
Mandatorily  Redeemable  Preferred  Securities  representing  undivided  beneficial  interests in the assets of the Trust.  The Company borrowed  the  proceeds of the  Preferred  Securities  from the Trust by issuing  Junior  Subordinated  Debentures  to the Trust having substantially  similar  terms as the  Preferred  Securities.  The sole  assets  of the Trust on  September  30,  2000 were  $31,252,830 aggregate  principal  amount of the Company's Junior  Subordinated  Debentures,  together with the related accrued interest  receivable thereon.  The  Preferred  Securities  mature in 2027,  and are treated as Tier 1 capital by the Federal  Reserve Bank of New York.  The guarantees  issued by the  Company  for the Trust,  together  with the  Company's  obligations  under the Trust  Agreement,  the Junior
Subordinated  Debentures  and the  Indenture  under  which the  Junior  Subordinated  Debentures  were  issued,  constitute  a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

On April 3, 2000,  Community Bank System,  Inc.  acquired all the stock of Elias Asset  Management,  Inc. for cash of $6.5 million.  In accordance with the stock purchase  agreement,  additional  consideration will be paid if certain revenue targets are met over the next five years.  This transaction was accounted for under the purchase method.

On September 26, 2000,  Community Bank System,  Inc.  ("Company") and The Citizens National Bank of Malone  ("Citizens"),  entered into an Agreement  and Plan of Merger  ("Merger  Agreement").  Citizens is a national  bank with five  branches in Northern  New York,  with approximately $118 million in total assets, $95 million in deposits and $60 million in loans as of December 31, 1999.

The Merger  Agreement  provides that Citizens will merge with and into  Community  Bank,  N.A., a national  banking  association  and a wholly-owned  subsidiary  of the Company  (the  "Bank").  Shareholders  of Citizens  will  receive  1.70 shares of common  stock of the
Company  for each share of  Citizens  common  stock they hold.  Based upon the number of shares of  Citizens  common  stock  issued and outstanding  on September 26, 2000,  the Company will issue in the merger a total of 952,000  shares of its common  stock.  The Company intends to file a registration  statement with the Securities and Exchange  Commission to register under the Securities Act of 1933, as amended, the shares of its common stock to be issued in the merger.

The  consummation  of the merger is subject to various  conditions,  including  the  approval by the  shareholders  of Citizens and the receipt of regulatory  approvals.  Subject to the satisfaction of all of the conditions,  the merger is expected to be completed in the fourth  quarter of 2000.  The merger will be  accounted  for as a purchase  and is intended to qualify as a tax-free  exchange  for the shareholders of Citizens.

Total  noninterest  expense of Citizens was  $1,139,000  for the quarter ended June 30, 2000;  the Company  expects cost  reductions in excess of 50% by the end of the first year of combined  operations.  The  noninterest  income of Citizens  was $765,000 for the quarter ended June 30, 2000; the Company  expects a minimum 7% increase by the end of the first year of combined  operations.  The net interest income of Citizens was  $4,924,000  for the quarter  ended June 30, 2000;  the Company  expects a minimum 2% increase by the end of the first year of combined operations.

Note B -- Earnings Per Share

Basic earnings per share is computed based on the weighted  average shares  outstanding.  Diluted  earnings per share is computed based on the weighted  average  shares  outstanding  adjusted for the dilutive  effect of the assumed  exercise of stock  options  during the year.  The following is a reconciliation of basic to diluted earnings per share for the nine months ended September 30, 2000 and 1999:

For nine months ended September 30, 2000                Income            Shares                     Per share
                                                                                                      amount
----------------------------------------------------------------------------------------------------------------

         Net Income
                                                          15,333,407

         Basic EPS                                                                                      $  2.17
                                                          15,333,407         7,077,860

         Effect of dilutive securities:
             Stock options                                         0
                                                                                71,024
                                                  -------------------------------------

               DILUTED EPS                               $15,333,407                                    $  2.14
                                                                             7,148,884
================================================================================================================

----------------------------------------------------------------------------------------------------------------
For nine months ended September 30, 1999                Income            Shares                     Per share
                                                                                                      amount
----------------------------------------------------------------------------------------------------------------
Net Income

         Net Income
                                                          12,638,778

         Basic EPS                                                                                      $  1.75
                                                          12,638,778         7,215,683

         Effect of dilutive securities:
             Stock options                                         0
                                                                                87,493
                                                  -------------------------------------

               DILUTED EPS                               $12,638,778                                    $  1.73
                                                                             7,303,176
================================================================================================================

----------------------------------------------------------------------------------------------------------------
For three months ended September 30, 2000               Income            Shares                     Per share
                                                                                                      amount
----------------------------------------------------------------------------------------------------------------

         Net Income
                                                           5,128,378

         Basic EPS                                                                                      $  0.73
                                                           5,128,378         7,017,249

         Effect of dilutive securities:
             Stock options                                         0
                                                                                72,931
                                                  -------------------------------------

               DILUTED EPS                                $5,128,378         7,090,180                  $  0.72

================================================================================================================

----------------------------------------------------------------------------------------------------------------
For three months ended September 30, 1999               Income            Shares                     Per share
                                                                                                      amount
----------------------------------------------------------------------------------------------------------------

Net Income

         Net Income
                                                           4,902,282

         Basic EPS                                                                                      $  0.69
                                                           4,902,282         7,144,248

         Effect of dilutive securities:
             Stock options                                         0
                                                                                85,191
                                                  -------------------------------------

               DILUTED EPS                                $4,902,282                                    $  0.68
                                                                             7,229,439
================================================================================================================

Part 1.   Financial Information

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations

The purpose of the  discussion is to present  material  changes in Community  Bank System,  Inc.'s  financial  condition and results of operations during the three and nine months ended September 30, 2000 which are not otherwise  apparent from the consolidated  financial statements  included  in these  reports.  When  used in this  report,  the term  "CBSI"  means  Community  Bank  System,  Inc.  and its subsidiaries on a consolidated  basis, unless indicated  otherwise.  Financial  performance  comparisons to peer bank holding companies are based on data  through  June 30, 2000 as provided by the Federal  Reserve  System;  the peer group is comprised of 160 bank holding companies having $1 to $3 billion in assets.

                                       COMMUNITY BANK SYSTEM, INC.
                                          SUMMARY OF OPERATIONS
                                    EARNINGS AND BALANCE SHEET RECAP
                               3RD QUARTER 2000 AND FULL YEAR COMPARISONS

000s Omitted                                                              Three Months Ended,

  Line                                               Sep 30,           Sep 30,             Change                 Change
   No.    Earnings                                    2000              1999               Amount                Percent
   ---    --------
                                                -------------------------------------------------------------------------

    1     Net interest income                             $17,579           $17,554           $25                   0.1%

    2     Loan loss provision                               2,128             1,099         1,029                  93.6%

    3     Net interest income after provision
          for
          loan losses                                      15,451            16,455       (1,004)                  -6.1%

    4     Investment security gain (loss)                       0             (499)           499                 100.0%

    5     Other income                                      5,957             4,521         1,436                  31.8%

    6     Other expense                                    12,894            12,112           782                   6.5%

    7     Intangible amortization                           1,187             1,153            34                   2.9%

    8     Inc before inc tax                                7,327             7,212           115                   1.6%

    9     Income tax                                        2,198             2,309         (111)                  -4.8%

   10     Net income                                       $5,129            $4,903          $226                   4.6%

          Earnings per share
   11a    Basic                                             $0.73             $0.69         $0.04                   5.8%
   11b    Diluted                                           $0.72             $0.68         $0.04                   5.9%
                                                =========================================================================

          Balances At Period End
          ----------------------

   12     Loans                                        $1,081,531          $982,673       $98,858                  10.1%

   13     Investments (excl mkt val adj.)                 732,173           643,054        89,119                  13.9%

   14     Earning assets                                1,813,704         1,625,727       187,977                  11.6%

   15     Loan loss reserve                                14,614            12,922         1,692                  13.1%

   16     Intangible assets                                52,136            51,189           947                   1.9%

   17     Total assets                                  1,973,581         1,774,168       199,413                  11.2%

   18     Deposits                                      1,455,391         1,372,001        83,390                   6.1%

   19     Borrowings                                      372,922           269,216       103,706                  38.5%

   20     Total equity                                   $121,976          $111,648       $10,328                   9.3%

000s Omitted                                                               Nine Months Ended,

  Line                                               Sep 30,           Sep 30,             Change                 Change
   No.    Earnings                                    2000              1999               Amount                Percent
   ---    --------
                                                -------------------------------------------------------------------------

    1     Net interest income                             $53,322           $49,945         3,377                   6.8%

    2     Loan loss provision                               5,044             3,689         1,355                  36.7%

    3     Net interest income after provision
          for
          loan losses                                      48,278            46,256         2,022                   4.4%

    4     Investment security gain (loss)                   (212)             (222)            10                   4.5%

    5     Other income                                     15,598            12,227         3,371                  27.6%

    6     Other expense                                    38,276            36,207         2,069                   5.7%

    7     Intangible amortization                           3,483             3,466            17                   0.5%

    8     Inc before inc tax                               21,905            18,588         3,317                  17.8%

    9     Income tax                                        6,572             5,950           622                  10.5%

   10     Net income                                      $15,333           $12,638        $2,695                  21.3%

          Earnings per share
   11a    Basic                                             $2.17             $1.75         $0.42                  24.0%
   11b    Diluted                                           $2.14             $1.73         $0.41                  23.7%
                                                =========================================================================

          Balances At Period End
          ----------------------

   12     Loans                                        $1,081,531          $982,673       $98,858                  10.1%

   13     Investments (excl mkt val adj.)                 732,173           643,054        89,119                  13.9%

   14     Earning assets                                1,813,704         1,625,727       187,977                  11.6%

   15     Loan loss reserve                                14,614            12,922         1,692                  13.1%

   16     Intangible assets                                52,136            51,189           947                   1.9%

   17     Total assets                                  1,973,581         1,774,168       199,413                  11.2%

   18     Deposits                                      1,455,391         1,372,001        83,390                   6.1%

   19     Borrowings                                      372,922           269,216       103,706                  38.5%

   20     Total equity                                   $121,976          $111,648       $10,328                   9.3%

000s Omitted                                                               Three Months Ended

  Line                                               Sep 30,           Jun 30,             Change                 Change
   No.    Earnings                                    2000              2000               Amount                Percent
   ---    --------
                                                -------------------------------------------------------------------------

    1     Net interest income                             $17,579           $17,924        ($345)                  -1.9%

    2     Loan loss provision                               2,128             1,707           421                  24.7%

    3     Net interest income after provision
          for
          loan losses                                      15,451            16,217         (766)                  -4.7%

    4     Investment security gain (loss)                       0                 0             0                   0.0%

    5     Other income                                      5,957             5,499           458                   8.3%

    6     Other expense                                    12,894            13,129         (235)                  -1.8%

    7     Intangible amortization                           1,187             1,186             1                   0.1%

    8     Inc before inc tax                                7,327             7,401          (74)                  -1.0%

    9     Income tax                                        2,198             2,220          (22)                  -1.0%

   10     Net income                                       $5,129            $5,181         ($52)                  -1.0%

          Earnings per share
   11a    Basic                                             $0.73             $0.73         $0.00                   0.0%
   11b    Diluted                                           $0.72             $0.72         $0.00                   0.0%
                                                =========================================================================

          Balances At Period End
          ----------------------

   12     Loans                                        $1,081,531        $1,063,223       $18,308                   1.7%

   13     Investments (excl mkt val adj.)                 732,173           712,040        20,133                   2.8%

   14     Earning assets                                1,813,704         1,775,263        38,441                   2.2%

   15     Loan loss reserve                                14,614            14,603            11                   0.1%

   16     Intangible assets                                52,136            53,322       (1,186)                  -2.2%

   17     Total assets                                  1,973,581         1,931,222        42,359                   2.2%

   18     Deposits                                      1,455,391         1,410,495        44,896                   3.2%

   19     Borrowings                                      372,922           385,921      (12,999)                  -3.4%

   20     Total equity                                   $121,976          $114,197        $7,779                   6.8%

000s Omitted                                                              Three Months Ended,

  Line                                               Sep 30,           Sep 30,             Change                 Change
   No.    Profitability                               2000              1999               Amount                Percent
   ---    -------------
                                                -------------------------------------------------------------------------

   21     Return on assets                                  1.06%             1.12%        (0.06) %pts.              ---
   22     Return on equity                                 17.31%            17.17%          0.14 %pts.              ---

   23     Cash EPS (diluted)                                $0.82             $0.77         $0.05                   6.5%
   24     Tangible return on assets                         1.20%             1.27%        (0.07) %pts.              ---

   25     Tangible return on equity                        19.68%            19.56%          0.12 %pts.              ---

   26     Net interest margin                               4.19%             4.62%        (0.43) %pts.              ---

   27     Non interest income/                              24.0%             19.5%           4.5 %pts.              ---
          operating income (excl sec gains)

   28     Efficiency ratio                                  51.9%             51.4%           0.5 %pts.              ---
          (excl one time items and
          intangible amortization)

          Capital
          -------

   29     Tier I leverage ratio                             5.65%             5.79%        (0.14) %pts.              ---

          Common shares
   30a    Weighted average                                  7,090             7,248         (158)                  -2.2%
   30b    Period end                                        6,993             7,141         (148)                  -2.1%

   31     Cash dividends declared                           $0.27             $0.25         $0.02                   8.0%
          per common share

   32     Common stock price                               $25.94            $27.38       ($1.44)                  -5.3%

   33a    Book value                                       $17.44            $15.63         $1.81                  11.6%
   33b    Tangible book value                               $9.99             $8.55         $1.44                  16.8%

          Asset Quality Ratios
          --------------------

   34     Loan loss reserve /
          loans outstanding                                 1.35%             1.32%          0.03 %pts.              ---

   35     Nonperforming loans /
          loans outstanding                                 0.58%             0.42%          0.16 %pts.              ---

   36     Loan loss reserve /
          nonperforming loans                                235%              316%          (81) %pts.              ---

   37     Net charge-offs /
          average loans                                     0.79%             0.51%          0.28 %pts.              ---

   38     Loan loss provision /
          net charge-offs                                    101%               89%            12 %pts.              ---

   39     Nonperforming assets /
          loans outstanding+OREO                            0.66%             0.48%          0.18 %pts.              ---

000s Omitted                                                               Nine Months Ended,

  Line                                               Sep 30,           Sep 30,             Change                 Change
   No.    Profitability                               2000              1999               Amount                Percent
   ---    -------------
                                                -------------------------------------------------------------------------

   21     Return on assets                                  1.08%             0.99%          0.09 %pts.              ---
   22     Return on equity                                 18.17%            14.36%          3.81 %pts.              ---

   23     Cash EPS (diluted)                                $2.43             $2.01         $0.42                  20.9%
   24     Tangible return on assets                         1.23%             1.15%          0.08 %pts.              ---

   25     Tangible return on equity                        20.62%            16.69%          3.93 %pts.              ---

   26     Net interest margin                               4.34%             4.58%        (0.24) %pts.              ---

   27     Non interest income/                              21.4%             18.7%           2.7 %pts.              ---
          operating income (excl sec gains)

   28     Efficiency ratio                                  52.6%             54.7%         (2.1) %pts.              ---
          (excl one time items and )
          intangible amortization)

          Capital
          -------

   29     Tier I leverage ratio                             5.65%             5.79%        (0.14) %pts.              ---

          Common shares
   30a    Weighted average                                  7,149             7,321         (172)                  -2.3%
   30b    Period end                                        6,993             7,141         (148)                  -2.1%

   31     Cash dividends declared                           $0.77             $0.71         $0.06                   8.5%
          per common share

   32     Common stock price                               $25.94            $27.38       ($1.44)                  -5.3%

   33a    Book value                                       $17.44            $15.63         $1.81                  11.6%
   33b    Tangible book value                               $9.99             $8.55         $1.44                  16.8%

          Asset Quality Ratios
          --------------------

   34     Loan loss reserve /
          loans outstanding                                 1.35%             1.32%          0.03 %pts.              ---

   35     Nonperforming loans /
          loans outstanding                                 0.58%             0.42%          0.16 %pts.              ---

   36     Loan loss reserve /
          nonperforming loans                                235%              316%          (81) %pts.              ---

   37     Net charge-offs /
          average loans                                     0.49%             0.46%          0.03 %pts.              ---

   38     Loan loss provision /
          net charge-offs                                    131%              115%            16 %pts.              ---

   39     Nonperforming assets /
          loans outstanding+OREO                            0.66%             0.48%          0.18 %pts.              ---

000s Omitted                                                              Three Months Ended,

  Line                                               Sep 30,           Jun 30,             Change                 Change
   No.    Profitability                               2000              2000               Amount                Percent
   ---    -------------
                                                -------------------------------------------------------------------------

   21     Return on assets                                  1.06%             1.11%        (0.05) %pts.              ---
   22     Return on equity                                 17.31%            18.77%        (1.46) %pts.              ---

   23     Cash EPS (diluted)                                $0.82             $0.82         $0.00                   0.0%
   24     Tangible return on assets                         1.20%             1.26%        (0.06) %pts.              ---

   25     Tangible return on equity                        19.68%            21.31%        (1.63) %pts.              ---

   26     Net interest margin                               4.19%             4.40%        (0.21) %pts.              ---

   27     Non interest income/                              24.0%             22.3%           1.7 %pts.              ---
          operating income (excl sec gains)

   28     Efficiency ratio                                  51.9%             53.1%         (1.2) %pts.              ---
          (excl one time items and )
          intangible amortization)

          Capital
          -------

   29     Tier I leverage ratio                             5.65%             5.54%          0.11 %pts.              ---

          Common shares
   30a    Weighted average                                  7,090             7,176          (86)                  -1.2%
   30b    Period end                                        6,993             6,993             0                   0.0%

   31     Cash dividends declared                           $0.27             $0.25         $0.02                   8.0%
          per common share

   32     Common stock price                               $25.94            $22.19         $3.75                  16.9%

   33a    Book value                                       $17.44            $16.33         $1.11                   6.8%
   33b    Tangible book value                               $9.99             $8.70         $1.29                  14.8%

          Asset Quality Ratios
          --------------------

   34     Loan loss reserve /
          loans outstanding                                 1.35%             1.37%        (0.02) %pts.              ---

   35     Nonperforming loans /
          loans outstanding                                 0.58%             0.61%        (0.03) %pts.              ---

   36     Loan loss reserve /
          nonperforming loans                                235%              224%            11 %pts.              ---

   37     Net charge-offs /
          average loans                                     0.79%             0.39%          0.40 %pts.              ---

   38     Loan loss provision /
          net charge-offs                                    101%              167%          (66) %pts.              ---

   39     Nonperforming assets /
          loans outstanding+OREO                            0.66%             0.69%        (0.03) %pts.              ---

000s Omitted                                                              Three Months Ended,

  Line                                               Sep 30,           Sep 30,             Change                 Change
   No.    Asset Quality Components                    2000              1999               Amount                Percent
   ---    ------------------------
                                                -------------------------------------------------------------------------

   40     Nonaccruing loans                                $4,718            $3,257        $1,461                  44.9%
   41     90+ days delinquent                               1,502               836           666                  79.7%
                                                           ------              ----          ----                  -----
   42     Tot nonperforming loans                          $6,220            $4,093        $2,127                  52.0%

   43     Troubled debt                                       129               119            10                   8.4%
          restructurings
   44     Other real estate                                   760               501           259                  51.7%
                                                             ----              ----          ----                  -----
   45     Tot nonperforming assets                         $7,109            $4,713        $2,396                  50.8%

   46     Net Charge-Offs                                   2,117             1,232           885                  71.8%

          Components of Net Interest Margin
          ---------------------------------

   47     Loan yield                                        9.27%             8.85%          0.42 %pts.              ---
   48     Investment yield                                  7.30%             6.74%          0.56 %pts.              ---

   49     Earning asset yield                               8.47%             8.00%          0.47 %pts.              ---

   50     Interest bearing deposits rate                    4.42%             3.72%          0.70 %pts.              ---
   51     Borrowed funds rate                               6.79%             5.88%          0.91 %pts.              ---

   52     Cost of all interest                              4.97%             4.10%          0.87 %pts.              ---
          bearing funds

   53     Cost of funds                                     4.27%             3.49%          0.78 %pts.              ---
          (includes DDA)
   54     Cost of funds / earning                           4.29%             3.51%          0.78 %pts.              ---
          assets

   55     Net interest margin                               4.19%             4.62%        (0.43) %pts.              ---

   56     Full tax equivalent adj.                         $1,296            $1,146          $150                  13.1%

          Average Balances for Period
          ---------------------------

   57     Loans                                        $1,070,150          $960,860      $109,290                  11.4%

   58     Investments
          (excl. mkt val adj)                             722,707           643,622        79,085                  12.3%

   59     Earning assets                                1,792,857         1,604,482       188,375                  11.7%

   60     Total assets                                  1,931,980         1,743,095       188,885                  10.8%

   61     Deposits                                      1,442,063         1,371,162        70,901                   5.2%

   62     Borrowings                                      357,730           242,367       115,363                  47.6%

   63     Total equity                                   $117,858          $113,266        $4,592                   4.1%

000s Omitted                                                               Nine Months Ended,

  Line                                               Sep 30,           Sep 30,             Change                 Change
   No.    Asset Quality Components                    2000              1999               Amount                Percent
   ---    ------------------------
                                                -------------------------------------------------------------------------

   40     Nonaccruing loans                                $4,718            $3,257        $1,461                  44.9%
   41     90+ days delinquent                               1,502               836           666                  79.7%
                                                           ------              ----          ----                  -----
   42     Tot nonperforming loans                          $6,220            $4,093        $2,127                  52.0%

   43     Troubled debt restructurings                        129               119            10                   8.4%
          restructurings
   44     Other real estate                                   760               501           259                  51.7%
                                                             ----              ----          ----                  -----
   45     Tot nonperforming assets                         $7,109            $4,713        $2,396                  50.8%

   46     Net Charge-Offs                                   3,851             3,208           643                  20.0%

          Components of Net Interest Margin
          ---------------------------------

   47     Loan yield                                        9.15%             8.90%          0.25 %pts.              ---
   48     Investment yield                                  7.33%             6.53%          0.80 %pts.              ---

   49     Earning asset yield                               8.41%             7.96%          0.45 %pts.              ---

   50     Interest bearing deposits rate                    4.16%             3.76%          0.40 %pts.              ---
   51     Borrowed funds rate                               6.57%             6.01%          0.56 %pts.              ---

   52     Cost of all interest                              4.72%             4.09%          0.63 %pts.              ---
          bearing funds

   53     Cost of funds                                     4.06%             3.47%          0.59 %pts.              ---
          (includes DDA)
   54     Cost of funds / earning                           4.07%             3.51%          0.56 %pts.              ---
          assets

   55     Net interest margin                               4.34%             4.58%        (0.24) %pts.              ---

   56     Full tax equivalent adj.                         $3,866            $3,124          $742                  23.8%

          Average Balances for Period
          ---------------------------

   57     Loans                                        $1,044,567          $935,650      $108,917                  11.6%

   58     Investments
          (excl. mkt val adj)                             715,946           612,457       103,489                  16.9%

   59     Earning assets                                1,760,513         1,548,107       212,406                  13.7%

   60     Total assets                                  1,891,494         1,702,105       189,389                  11.1%

   61     Deposits                                      1,413,912         1,371,853        42,059                   3.1%

   62     Borrowings                                      353,098           193,311       159,787                  82.7%

   63     Total equity                                   $112,694          $117,687      ($4,993)                  -4.2%

000s Omitted                                                              Three Months Ended,

  Line                                               Sep 30,           Jun 30,             Change                 Change
   No.    Asset Quality Components                    2000              2000               Amount                Percent
   ---    ------------------------
                                                -------------------------------------------------------------------------

   40     Nonaccruing loans                                $4,718            $5,297        ($579)                 -10.9%
   41     90+ days delinquent                               1,502             1,216            286                 23.5%
                                                           ------            ------           ---                  -----
   42     Tot nonperforming loans                          $6,220            $6,513        ($293)                  -4.5%

   43     Troubled debt restructurings                        129               142          (13)                  -9.2%

   44     Other real estate                                   760               651           109                  16.7%
                                                             ----              ----          ----                  -----
   45     Tot nonperforming assets                         $7,109            $7,306        ($197)                  -2.7%

   46     Net Charge-Offs                                   2,117             1,019         1,098                 107.8%

          Components of Net Interest Margin
          ---------------------------------

   47     Loan yield                                        9.27%             9.17%          0.10 %pts.              ---
   48     Investment yield                                  7.30%             7.38%        (0.08) %pts.              ---

   49     Earning asset yield                               8.47%             8.44%          0.03 %pts.              ---

   50     Interest bearing deposits rate                    4.42%             4.12%          0.30 %pts.              ---
   51     Borrowed funds rate                               6.79%             6.54%          0.25 %pts.              ---

   52     Cost of all interest                              4.97%             4.67%          0.30 %pts.              ---
          bearing funds

   53     Cost of funds                                     4.27%             4.03%          0.24 %pts.              ---
          (includes DDA)
   54     Cost of funds / earning                           4.29%             4.04%          0.25 %pts.              ---
          assets

   55     Net interest margin                               4.19%             4.40%        (0.21) %pts.              ---

   56     Full tax equivalent adj                          $1,296            $1,287            $9                   0.7%

          Average Balances for Period
          ---------------------------

   57     Loans                                        $1,070,150        $1,045,704       $24,446                   2.3%

   58     Investments
          (excl. mkt val adj)                             722,707           709,527        13,180                   1.9%

   59     Earning assets                                1,792,857         1,755,231        37,626                   2.1%

   60     Total assets                                  1,931,980         1,882,365        49,615                   2.6%

   61     Deposits                                      1,442,063         1,411,185        30,878                   2.2%

   62     Borrowings                                      357,730           348,750         8,980                   2.6%

   63     Total equity                                   $117,858          $111,023        $6,835                   6.2%

Earnings per share  (diluted)  for third quarter 2000 reached $.72, a record high for any third quarter and up 6% over the prior year's level of $.68.  For the  nine-month  period,  earnings  per share rose 24% to $2.14.  Net income for the  quarter  and nine  months was
$5.13 million and $15.33  million,  up 5% and 21%,  respectively.  Return on equity for the nine months  increased a  substantial  3.81 percentage  points over last year to 18.17%.  Compared to second  quarter  2000,  net income was off a slight 1.0% while  earnings  per share were unchanged due to the impact of the Company's stock repurchase program.

Cash earnings per share  (diluted)  also achieved  record third quarter  levels,  up over 6% to $.82 and up nearly 21% to $2.43 for the first nine months.  Year-to-date tangible return on equity climbed to 20.62% while tangible return on assets rose to 1.23%.

Third Quarter Performance Highlights

CBU's record third quarter  results  reflect  success with its strategy to develop  sources of  noninterest  income which help mitigate industry-wide pressure on traditional spread income.

o     Loans climbed over $18 million during the quarter,  bringing the total increase since September 30, 1999 to $99 million or 10.1%, a faster rate of growth than 8.1% in the prior twelve-month period.

o     Noninterest  income  (excluding  securities  transactions)  grew by  $458,000  during the third  quarter,  bringing  the ratio of noninterest income to operating income to 21.4% for the year compared to 18.7% for the same 1999 period.

o     Net interest income for the three months  decreased by 1.9% or $345,000  compared to second quarter 2000,  reflecting a narrowing of spreads largely due to the higher cost of renewed C.D.s.

o     Overhead  expense  decreased  $235,000 from second quarter 2000,  improving the Company's  efficiency ratio to 52.6% for the nine months compared to 54.7% a year ago.

o     Net charge-offs  doubled from the three months ended June 30, 2000 to $2.1 million,  largely  attributable to two isolated loans.
      These charges were equally matched by loan loss provision expense, which rose $421,000 over the second quarter level.

o     Assets under management exceeded $1.3 billion as of September 30, 2000.

Net Interest Margin Narrows Further

The net interest  margin,  which began to narrow in the first  quarter of this year,  decreased  21 basis  points in the third  quarter compared to a three basis point decrease in the second  quarter.  This  reduction to 4.19% reflects a three basis point  improvement in the yield on earning assets  compared to a 30 basis point rise in the cost of interest  bearing  funds.  The latter  increase  reflects similarly  higher rates paid on both  deposits and borrowed  funds,  with growth in earning  assets  during the quarter  largely  being funded by higher  demand and time  deposits  held by  individuals  and  businesses.  On  average,  loans were up $24.4  million for the quarter while  investments rose $13.2 million;  $8.3 million of the latter increase  reflects  pre-investing of anticipated  run-off of callable bonds in 2001 and the balance is in temporary money market holdings.

Compared to third  quarter  1999,  the net interest  margin has  decreased by 43 basis  points.  This change  reflects the impact of an inverted  Treasury  yield curve during much of the period,  which held down the customary  increase in gross yields on non-prime  based loans compared to rising time deposit and borrowing rates, and the  liability-sensitive  position of the Company's balance sheet within a 12-15  month time  frame.  Based on data for second  quarter  2000,  the Bank's net  interest  margin is in the  favorable  56th peer percentile.

The overall yield on earning  assets has risen 47 basis points over the past year,  comprised of a 42 basis point  improvement  in loan portfolio  yield and a 56 basis point  increase in  investment  portfolio  yield.  The latter is the result of a 12%  expansion  of the portfolio  via selective  securities  purchases and  elimination  of  accelerated  amortization  of premiums on certain  collateralized mortgage  obligations.  The smaller increase in loan yield reflects the  fixed/variable  rate mix of the loan portfolio  (approximately
70% versus 30%) and continued  pressure on loan  pricing,  partially  offset by high cash flow from  installment  loans,  which enables run-off to be reinvested at current rates.

Compared to third  quarter  1999,  the cost of interest  bearing  funds has risen 87 basis  points  versus a 99 basis point rise in the one-year  Treasury rate. The rate on interest bearing deposits  increased 70 basis points,  with rates on interest checking and regular savings being held  unchanged  while  maturing CDs were repriced at higher  rates.  In addition,  65% or $71 million of the increase in loans was funded by deposit  growth.  Consumer  and  business  demand  deposits  rose $12.4  million (up 5.7%),  and  deposits of local municipalities  climbed  nearly  $36  million  (their  time  deposits  generally  being a lower  cost  alternative  to  capital  market borrowing).  The balance of the increase  reflects the Bank's  successful 13 and 19 month CD promotions,  which have attracted over $84 million in new money (27% of the  promotions)  since their  inception  in the spring of 1999.  Individual  and  business  deposits as a whole have climbed over $35 million or 2.9% over the last four quarters.

The  remainder of the  increase in cost of funds  compared to third  quarter  1999 was caused by $109  million  more in capital  market borrowings,  for which rates rose 91 basis points on average.  Thirty-five percent of these borrowings  supported loan growth, with the balance  funding  increases in  investments  and other  assets.  The ratio of average  borrowings  to total funds  sources in the third quarter was 19.9%, virtually unchanged from the second quarter and about five percentage points higher than one year earlier.

Further  narrowing of margins may occur as past Federal Reserve actions and capital market  responses work their way through the Bank's balance sheet and interest rate risk  position.  In the meantime,  programs  designed to mitigate the impact of narrowing  spreads have been implemented.  These include disciplined  comparison of loan pricing to risk-free  investment  alternatives,  elimination of the 19 month CD promotion,  and downward pricing of the 13 month promotion.  In addition,  during the three week period beginning on September
25,  $100  million in  borrowings  was termed out for a minimum  two year period at an average  rate of 5.86%,  approximately  75 basis points less than  previously paid on an overnight  basis.  Following this action,  borrowings  under one year are expected to fluctuate in the $125-$175 million range.

Noninterest Income Grows Dramatically due to Financial Services Businesses

As previously  highlighted,  the rise in noninterest  income  (excluding net securities  gains/losses) for the current reporting period more than offset the narrowing of net interest income,  reflective of the Company's  strategy  beginning in 1994 to reduce its reliance on traditional  spread income.  Compared to second quarter 2000, other income rose $458,000 versus a $345,000  decrease in net interest income.

The reason for the third  quarter  increase was receipt of the Company's  annual  dividend on creditor  life and  disability  insurance written  though a subsidiary of the New York State  Bankers  Association  (NYBA) in the amount of $483,000,  up 6% over the 1999 level.
In contrast to third  quarter  1999,  noninterest  income rose $1.4 million  versus  $25,000 more in net interest  income.  Besides the improvement in the NYBA dividend,  the climb in other income over third quarter 1999 includes $1.1 million in revenues  earned by Elias
Asset  Management  (EAM),  which was purchased on April 3, 2000, and greater  commissions  on the sale of mutual fund products  through
Community Investment Services, Inc. (CISI).

For the first nine  months of the year,  noninterest  income  rose $3.37  million  (up 28%),  identical  to the dollar  increase in net interest income (up 6.8%).  Financial  services  accounted for $2.82 million of this amount,  with $2.04 million being  attributable to the purchase of EAM, without which financial  service revenues would have climbed 17%. This latter increase  includes  $455,000 more in
CISI  revenues (up 53% to $1.3  million)  and $109,000  greater  commissions/dividends  from the sale of insurance  products (up 17% to
$755,000).  In addition,  revenues from the Company's BPA/EBT business,  which provides investment  management,  pension administration and consulting services, rose $167,000 (up 19% to $2.2 million) while personal trust fees increased $46,000 (up 4.7% to $1.0 million).

The balance of the increase in  year-to-date  noninterest  income was from  general  banking  fees,  largely  from  overdraft  fees (up
$500,000 or 21%) and  electronic  banking fees from VISA and ATM  transactions  (up $273,000 or 28%).  Mortgage  banking  revenues were lower by $132,000 (down 36% to $235,000).  Secondary  market  originations and sales for the first nine months were $7.1 million versus
$37.0 million last year,  mirroring the impact of higher  interest rates on the demand for  residential  purchase  money  mortgages and refinancing.

Financial services now comprise nearly 52% of total noninterest  income (excluding net securities  gains/losses);  specialty  products, which largely include  electronic and mortgage banking and servicing  activities,  contribute 10%; and general banking fees make up 38%
of noninterest  income.  Noninterest  income as a percent of operating  income  increased a significant 4.5 percentage  points from the prior year to 24.0% in the third quarter,  excluding  transactions related to investment  securities and disposal of branch properties.
Assets under management,  including those customer  relationships managed by the Bank's personal trust department,  BPA/EBT,  Community
Investment Services, Inc. brokerage, and Elias Asset Management, exceeded $1.3 billion as of September 30, 2000.

Loan Portfolio Continues to Expand Though at More Moderate Pace

Loans rose $18.3  million  during the last three months to $1.082  billion,  a level $99 million or 10.1% higher than one year earlier;
this  compares  to 8.1% growth in the prior  twelve-month  period.  The  increase  in loans was less than in prior  quarters  this year because of a $2.2 million reduction in commercial loans  outstanding.  Besides  commercial  charge-offs  totaling $1.45 million,  there were several large seasonal  paydowns,  including  dealer floor plan reductions due to model year turn over, as well as certain planned loan take-outs by other lenders.  Over the last twelve months, commercial loans have climbed approximately $34 million or 9.4%.

Consumer  mortgages  held in  portfolio  increased  by $13.5  million  this  quarter,  their  fastest rate of growth in over two years.
Borrowers  continue to use this vehicle (the Bank pays all closing costs in exchange for a higher  interest  rate) to term out portions of their  consumer  debt,  largely  explaining  the $34 million or 16%  increase  since  September  30,  1999.  Consumer  direct  loans
(including home equity loans) were up $4.9 million for the quarter,  the largest increase of the last four quarters;  outstandings have increased nearly 8.0% since September 30, 1999.  Lastly,  indirect consumer  installment  loans  (predominantly  automobile  financing)
grew $2.2 million during the last 90 days, for a $16 million or 7.2% rise since September 30, 1999.

Underlying Asset Quality Remains Satisfactory

Nonperforming  loans  ended  the  quarter  at  $6.2  million  or .58% of  loans  outstanding,  up $2.1  million  and 16  basis  points, respectively,  compared to one year ago, with the bulk of the increase  taking place during fourth quarter 1999. The primary reason for that  increase was a $1.9 million  commercial  loan which has since been written down by $900,000 and the company put up for sale.  The remaining  $1.3 million  increase in  nonperformers  since  year-end 1999 largely  reflects a handful of  commercial  and mortgage loan non-accruals  and  $143,000  in  installment  loans.  Based on the most  recent  peer  bank  data as of June 30,  2000,  the  Company's nonperforming loan ratio virtually matched the peer norm of .62%.

The ratio of loan loss  reserves  to loans  outstanding  ended the  quarter at 1.35%,  up three  basis  points  during the last  twelve months.  Coverage over  nonperformers  was 235%, an 11 percentage point increase over second quarter 2000, and the reserve continues to amply exceed the Bank's total actual losses for the last three years.  The ratio of  delinquencies  (30 days or more) plus  nonaccruals to total loans rose 35 basis  points  during the quarter to 1.65%,  well within the  Company's  internal  guideline  of less than 2.0%.
Delinquencies as of June 30, 2000 compared favorably to the peer median of 1.52%.

Net charge-offs  for the third quarter doubled from the three months ended June 30, 2000 to $2.1 million,  equally matched by loan loss provision  expense,  which rose  $421,000  over the second  quarter  level.  The  increase  in net  charge-offs  reflects  the  further write-down of the weakened  commercial  credit mentioned above ($400,000 was recognized in the second quarter and another $500,000 this quarter) and a $950,000  write-off of a fraudulent  accounts  receivable loan uncovered during the summer.  The limited program through which this latter loan was administered is being terminated.

As a percent of average outstandings,  net charge-offs rose to .79% for the quarter,  bringing the year-to-date ratio to .49%, up three basis points over the comparable 1999 period.  The increase is entirely due to the two commercial loans mentioned  above,  which caused a net 40 basis point rise in year-to-date  commercial net  charge-offs to .69%.  Installment  loan net  charge-offs  continue to remain favorable for the quarter at .63%,  down 34 basis points  year-to-date  to .70%. Net charge-offs on the remainder of the portfolio were unchanged for the same period at .03%.

For the first nine months of the year,  loan loss  provision  expense  exceeded net  charge-offs  by 131% compared to 115% for the same
1999  period.  Coverage  was  increased  beginning  in the fourth  quarter of last year in light of the length of the current  business cycle and the potential impact of rising interest rates on borrowers.

Efficiency Ratio in Favorable 52% Range

The Company's third quarter efficiency ratio (recurring overhead less intangible  amortization  compared to net interest plus recurring other  income) rose  slightly to 51.9% from 51.4% last year. On a  year-to-date  basis,  there was a meaningful  2.1  percentage  point decrease to 52.6%.  This favorable  trend is a function of several  factors:  an increase in net interest  income due to higher earning assets,  elimination of accelerated  premium  amortization  of the Company's CMO  securities,  significant  progress in developing more sources of noninterest income, and persistent control of overhead expense.

For third quarter 2000,  overhead (before  intangible  amortization)  rose $782,000 or 6.5% over the prior year's level;  excluding the
$656,000 impact of the EAM purchase,  operating expense was up by $126,000 or 1.0%. On a year-to-date  basis,  noninterest  expense was up $882,000 or 2.3% before the EAM purchase.  Nearly the entirety of this latter increase  represents  personnel  expense,  up $856,000 or 4.3%,  reflective of annual merit increases,  increased staff at Community  Investment  Services,  Inc. (for which nearly all of the compensation is  commission-based),  higher temporary help in the Bank's operations  centers during the conversion to image-based check processing,  and higher pension and group benefits  expense.  The balance of the increase  represents a variety of offsetting  changes, including higher  equipment,  data  processing,  and supplies  expense offset by lower  professional  fees, cost of disposing of branch properties, and selected loan and foreclosed property expense.

Compared to second quarter 2000,  overhead (before  intangible  amortization and including EAM in both periods) decreased  $235,000.  A good  portion of this  reduction  represents  return to more  normal  levels  following  seasonal  or  one-time  expenses in the second quarter.  These latter items include  conversion costs to image-based  check processing,  consulting  expense related to centralization of certain  functions  previously  performed in the  Company's  two regions,  annual  report and annual  meeting  expense,  and various origination  costs supportive of consumer loan and investment  generation  programs.  In addition,  armored car expense was down due to heightened second quarter expense caused by a billing lag, and foreclosed property expense was reduced to more customary levels.

Liquidity

Due to the potential for unexpected  fluctuations in deposits and loans, active management of the Company's  liquidity is critical.  In order to respond to these circumstances, adequate sources of both on- and off-balance sheet funding are in place.

CBSI's primary  approach to measuring  liquidity is known as the Basic  Surplus/Deficit  model. It is used to calculate  liquidity over two time periods:  first,  the  relationship  within 30 days between liquid assets and short-term  liabilities  which are vulnerable to nonreplacement;  and second,  a projection of subsequent  cash  availability  over an additional 60 days.  The minimum  policy level of liquidity under the Basic  Surplus/Deficit  approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of September
30, 2000, this ratio was 12.5% and 14.6%,  respectively,  excluding the Company's  capacity to borrow additional funds from the Federal
Home Loan Bank.

Interest Rate Risk

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

The following  reflects the Company's  one-year net interest income  sensitivity based on asset and liability levels on September 30,
2000,  assuming no growth in the balance sheet,  and assuming 200 BP movements over a twelve month period in the prime rate,  federal funds rate and the entire Treasury yield curve (assuming no change from its current inverted/flat shape):

                           REGULATORY MODEL
-----------------------------------------------------------------------------

      Rate Change                  Dollar Change         Percent of Flat Rate
      In Basis Points                  (in 000s)          Net Interest Income
      ---------------           ----------------          -------------------

      + 200 bp                         $ (1,297)                  (1.9%)
      - 200 bp                         $     203                    0.3%

A second  simulation  was performed  based on what the Company  believes to be  conservative  levels of balance sheet growth- - (high single  digit  growth in loans,  low single  digit  growth in deposits  and  necessary  increases  in  borrowings,  with no growth in investment  or any other major  portions of the  balance  sheet)- - along with 100 BP  movements  over a twelve  month  period in the prime  rate and  federal  funds  rate,  and a yield  curve  moving  closer to  historical  spreads  to fed  funds.  Under this set of assumptions,  the  Bank's  net  interest  income  is  neutral  in a  rising  rate  environment  because  rate  increases  on  certain interest-bearing  deposit  accounts can be lagged to a greater degree and earning  assets are added at higher and higher rates.  In a falling  rate  environment,  net  interest  income is  slightly  better  than if rates were  unchanged  as a result of balance  sheet strategies implemented during the first half of 2000.
The  following  reflects the Company's  one-year net interest  income  sensitivity  analysis  based on asset and liability  levels on
September 30, 2000, assuming the aforementioned balance sheet growth and yield curve changes:

                           MANAGEMENT MODEL
-----------------------------------------------------------------------------

      Rate Change                  Dollar Change         Percent of Flat Rate
      In Basis Points                  (in 000s)          Net Interest Income
      ---------------           ----------------          -------------------

      + 100 bp                         $   (102)                  (0.2%)
      - 100 bp                         $     701                     1.0

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

                                                                  Third Quarter Ended September 30,
                                        --------------------------------------------------------------------------------------
                                                              2000                                       1999
                                        --------------------------------------------------------------------------------------
(000's omitted except yields             Avg.             Amt. of      Avg.          Avg.             Amt. of     Avg.
and rates)                               Balance          Interest     Yield/Rate    Balance          Interest    Yield/Rate
                                                                       Paid                                       Paid
ASSETS:
                                        --------------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold                          $6,952           $114       6.50%              $0             $0       0.00%
     Time deposits in other banks                   523              8       6.41%              74              0       2.45%

     Taxable investment securities              585,580         10,702       7.27%         530,251          9,289       6.95%
     Nontaxable investment securities           129,653          2,436       7.47%         113,297          2,033       7.12%
     Loans (net of unearned discount)         1,070,150         24,928       9.27%         960,860         21,576       8.91%
                                         ---------------  -------------              --------------   ------------

          Total interest-earning assets       1,792,858        $38,188       8.47%       1,604,482        $32,898       8.13%

Noninterest earning assets
     Cash and due from banks                     58,470                                     57,340
     Premises and equipment                      26,464                                     24,307
     Other Assets                                86,067                                     78,341
     Less: allowance for loans                 (14,685)                                   (12,942)
     Net unrealized gains/(losses) on
          available-for-sale portfolio         (17,194)                                    (8,433)
                                         ---------------                             --------------

          Total                              $1,931,980                                 $1,743,095
                                         ===============                             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
     Savings deposits                          $485,196         $2,841       2.33%        $514,671         $2,805       2.16%
     Time deposits                              703,518         10,368       5.86%         615,821          7,801       5.03%
     Short-term borrowings                      229,648          3,942       6.83%         142,552          1,862       5.18%
     Long-term borrowings                       128,082          2,162       6.72%          99,815          1,730       6.88%
                                         ------------------------------              -----------------------------
          Total interest-bearing              1,546,444         19,313       4.97%       1,372,859         14,198       4.10%
          liabilities

Noninterest bearing liabilities
     Demand deposits                            253,349                                    240,670
     Other liabilities                           14,329                                     16,300
Shareholders' equity                            117,858                                    113,266
                                         ---------------                             --------------
          Total                              $1,931,980                                 $1,743,095
                                         ===============                             ==============

Net interest earnings                                          $18,875                                    $18,700
                                                          =============                               ============

Net yield on interest-earning assets                                         4.19%                                      4.62%
                                                                       ============                               ============

Federal tax exemption on nontaxable investment
   securities included in interest                               1,296                                      1,146
income

B)    The change in net  interest  income may be  analyzed by  segregating  the volume and rate  components  of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

                                          -----------------------------------------------
                                              3rd Quarter 2000 versus 3rd Quarter 1999
                                          -----------------------------------------------

                                              Increase (Decrease) Due to Change In (1)

                                                                                 Net
                                                  Volume             Rate      Change
                                                  ------             ----      ------

Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell                 $114              $0        $114

   Time deposits in other banks                            6               2           8

   Taxable investment securities                         980             433       1,413

   Nontaxable investment securities                      299             104         403

   Loans (net of unearned discounts)                   2,477             875       3,352

Total interest-earning assets (2)                     $3,904          $1,385      $5,289

Interest paid on:
   Savings deposits                                   ($717)            $753         $36

   Time deposits                                       1,183           1,384       2,567

   Short-term borrowings                               1,368             712       2,080

   Long-term borrowings                                  696           (264)         432

Total interest-bearing liabilities (2)                $1,917          $3,198      $5,115

Net interest earnings (2)                             $4,196        ($4,022)        $174

1)     The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

2)     Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

C)    The following table sets forth information by category of noninterest expenses of the Company for the periods indicated.

                                         Three Months Ended September 30,              Nine Months Ended September 30,
(000's omitted)
                                   -------------------------------------------   ---------------------------------------------
                                                           Change      Change                              Change      Change
                                       2000     1999       Amount     Percent          2000      1999      Amount     Percent
                                   -------------------------------------------   ---------------------------------------------

Personnel expense                    $7,288   $6,655         $633        9.5%       $21,378   $19,734      $1,644        8.3%

Net occupancy expense                   977      938           39        4.2%         2,953     2,983        (30)       -1.0%

Equipment expense                       947      778          169       21.7%         2,771     2,577         194        7.5%

Professional fees                       412      570        (158)      -27.7%         1,438     1,533        (95)       -6.2%

Data processing expense               1,160    1,045          115       11.0%         3,361     2,877         484       16.8%

Amortization                          1,187    1,153           34        2.9%         3,483     3,466          17        0.5%

Stationary and supplies                 397      291          106       36.4%         1,063       911         152       16.7%

Deposit insurance premiums               70       44           26       59.1%           209       137          72       52.6%

Disposition of branch properties          8      190         (182)     -95.8%            22       513       (491)      -95.7%

Other                                 1,635    1,601           34        2.1%         5,081     4,942         139        2.8%
                                   -------------------------------------------   ---------------------------------------------

          Total                    $ 14,081 $ 13,265         $816        6.2%      $ 41,759  $ 39,673     $ 2,086        5.3%

Total operating expenses as a
percentage of average assets          2.90%    3.02%       -0.12% pts                 2.95%     3.12%      -0.17% pts

Efficiency ratio                      51.9%    51.4%         0.5% pts                 52.6%     54.7%       -2.1% pts

D)    The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                     (000's omitted)                              As of September 30,
                                                 ------------------------------------------------------
                                                                                    Change      Change
                                                           2000          1999       Amount     Percent
                                                 ------------------------------------------------------
Real estate mortgages:
     Residential                                     $  365,671    $  321,859     $ 43,812       13.6%
     Commercial loans secured by
          real estate                                   130,219       116,730       13,489       11.6%
     Farm                                                18,674        15,253        3,421       22.4%
                                                 ------------------------------------------
          Total                                         514,564       453,842       60,722       13.4%

Commercial, financial, and agricultural:
     Agricultural                                        26,650        26,172          478        1.8%
     Commercial and financial                           180,790       170,984        9,806        5.7%
                                                 ------------------------------------------
         Total                                          207,440       197,156       10,284        5.2%

Installment loans to individuals:
     Direct                                             114,702       113,653        1,049        0.9%
     Indirect                                           232,021       207,420       24,601       11.9%
     Student and other                                      874         2,369      (1,495)      -63.1%
                                                 ------------------------------------------
          Total                                         347,597       323,442       24,155        7.5%

Other Loans                                              12,408         9,070        3,338       36.8%
                                                 ------------------------------------------

Gross Loans                                           1,082,009       983,510       98,499       10.0%
                                                 ------------------------------------------

Less: Unearned discounts                                    478           837        (359)      -42.9%
                                                 ------------------------------------------
Net loans                                             1,081,531       982,673       98,858       10.1%

           Reserve for possible loan
                              losses                     14,614        12,922        1,692       13.1%
                                                 ------------------------------------------

Loans net of loan loss reserve                      $ 1,066,917    $  969,751     $ 97,166       10.0%
                                                 ==========================================

E)   The following table reconciles the differences between the line of business loan breakdown reflected in the narrative of this report and on Table D as compared to regulatory reporting definitions reflected on the Call Report.

                                                   Line of Business as of September 30, 2000
                                    ------------------------------------------------------------------------
                                                                                                                --------------
                                        Consumer           Consumer           Consumer          Business            Total
                                         Direct            Indirect           Mortgages          Lending            Loans
                                    -----------------   ----------------  ------------------  --------------    --------------

Regulatory Reporting Categories
-------------------------------
Loans secured by real estate
   Residential                          $     91,388           $      -        $    244,637      $   29,560        $  365,585
   Commercial
                                                  29                  -                 307         129,883           130,219
   Farm
                                                  36                                      -          18,638            18,674
Agricultural loans
                                                 658                                      -          25,992            26,650
Commercial loans
                                              11,893                                      -         168,897           180,790
Installment loans to individuals
                                             109,649            232,021                  54           5,959           347,683
Other loans
                                               1,041                                      -          11,367            12,408
                                    -----------------   ----------------  ------------------  --------------    --------------

                                                                                                                            -
Total loans
                                             214,694            232,021             244,998         390,296         1,082,009

                                                                                                                            -
Unearned Discounts
                                               (478)                  -                   -               -             (478)
                                    -----------------   ----------------  ------------------  --------------    --------------

                                                                                                                            -
Net Loans                               $    214,216        $   232,021        $    244,998      $  390,296       $ 1,081,531

F)    The following table presents information concerning the aggregate amount of nonperforming assets:

                                                                           As of September 30,
(000's omitted)
                                             --------------------------------------------------------------------------------
                                                                                                 Change               Change
                                                           2000                1999              Amount              Percent
                                             --------------------------------------------------------------------------------

Loans accounted for on a
     nonaccrual basis                                    $4,718              $3,257              $1,461                44.9%

Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payments                       1,502                 836                 666                79.7%
                                                         ------                ----                ----                -----

     Total nonperforming loans                            6,220               4,093               2,127                52.0%

Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors and
     Creditors for Troubled Debt                            129                 119                  10                 8.4%
Restructurings"

     Other Real Estate                                      760                 501                 259                51.7%
                                                           ----                ----                ----                -----

     Total nonperforming assets                          $7,109              $4,713              $2,396                50.8%

Ratio of allowance for loan losses to
period-end loans                                          1.35%               1.32%                0.03      % pts ---

Ratio of allowance for loan losses to
period-end nonperforming loans                           235.0%              315.7%              (80.7)      % pts ---

Ratio of allowance for loan losses to
period-end nonperforming assets                          205.6%              274.2%              (68.6)      % pts ---

Ratio of nonperforming assets to period-end
total loans and other real estate owned                   0.66%               0.48%                0.18      % pts ---

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

                                                       Three Months Ended                           Nine Months Ended
                                                          September 30,                                September 30,
(000's omitted)
                                             --------------------------------------------------------------------------------------
                                                                       Change   Change                           Change     Change
                                                   2000       1999     Amount  Percent       2000         1999   Amount    Percent
                                             --------------------------------------------------------------------------------------

Amount of loans outstanding at end
of period (gross of unearned discount)       $1,082,009   $983,510    $98,499    10.0% $1,082,009     $983,510  $98,499      10.0%

Daily average amount of loans (net            1,070,150    960,860    109,290    11.4%  1,044,567      935,650  108,917      11.6%
of unearned discount)

Balance of allowance for possible
loan losses at beginning of period               14,603     13,055      1,548    11.9%     13,421       12,441      980       7.9%

Loans charged off:
     Commercial, financial, and agricultural      1,573        492      1,081   219.7%      2,074          864    1,210     140.0%
     Real estate construction                         0          0          0        -          0            0        0
                                                                                                                                 -
     Real estate mortgage                             0          0          0        -         11           33     (22)     -66.7%
     Installment                                    795      1,000      (205)   -20.5%      2,551        3,167    (616)     -19.5%
                                             --------------------------------------------------------------------------------------
          Total loans charged off                 2,368      1,492        876    58.7%      4,636        4,064      572      14.1%

Recoveries of loans previously charged off:

     Commercial, financial, and agricultural         24         21          3    14.3%         82          113     (31)     -27.4%
     Real estate construction                         0          0          0        -          0            0        0          -
     Real estate mortgage                             6          2          4   200.0%          7            5        2      40.0%
     Installment                                    221        237       (16)    -6.8%        696          738     (42)      -5.7%
                                             --------------------------------------------------------------------------------------
          Total recoveries                          251        260        (9)    -3.5%        785          856     (71)      -8.3%

Net loans charged off                             2,117      1,232        885    71.8%      3,851        3,208      643      20.0%

Additions to allowance charged to
expense                                           2,128      1,099      1,029    93.6%      5,044        3,689    1,355      36.7%

Balance at end of period                        $14,614    $12,922     $1,692    13.1%    $14,614      $12,922   $1,692      13.1%

Ratio of net chargeoffs to average loans
outstanding                                       0.79%      0.51%      0.28%   ------      0.49%        0.46%    0.03%     ------

H)  The following table sets forth information by category of noninterest income for the Company for the periods indicated.

(000's omitted)                                 Three Months Ended September 30,           Nine Months Ended September 30,
                                                -------------------------------------------------------------------------------
                                                   2000    1999    Change     Change       2000      1999    Change     Change
                                                                   Amount    Percent                         Amount    Percent
                                                -------------------------------------------------------------------------------

Personal trust                                     $323    $295       $28       9.5%     $1,008      $962       $46       4.8%
EBT/BPA                                             728     670        58       8.7%      2,216     1,992       224      11.2%
Elias Asset Management                            1,105       0     1,105                 2,039         0     2,039
                                                                                   -                                         -
Insurance                                           550     550         0       0.0%        753       645       108      16.7%
Other investment products                           394     288       106      36.8%      1,319       922       397      43.1%
                                                -------------------------------------------------------------------------------
          Total financial services                3,100   1,803     1,297      71.9%      7,335     4,521     2,814      62.2%

Electronic banking                                  461     365        96      26.3%      1,209       972       237      24.4%
Mortgage banking                                     77      70         7      10.0%        235       367     (132)     -36.0%
Commercial leasing                                    6      15       (9)     -60.0%         32        45      (13)     -28.9%
                                                -------------------------------------------------------------------------------
          Total specialty products                  544     450        94      20.9%      1,476     1,384        92       6.6%

Deposit service charges                             838     921      (83)      -9.0%      2,504     2,522      (18)      -0.7%
Overdraft fees                                    1,015     843       172      20.4%      2,856     2,356       500      21.2%
Commissions                                         438     503      (65)     -12.9%      1,400     1,387        13       0.9%
                                                -------------------------------------------------------------------------------
          General banking services                2,291   2,267        24       1.1%      6,760     6,265       495       7.9%

Miscellaneous revenue                                22       1        21    2100.0%         27        57      (30)     -52.6%
                                                -------------------------------------------------------------------------------

          Total noninterest income
        (excl security gains/losses)              5,957   4,521     1,436      31.8%     15,598    12,227     3,371      27.6%

Security gains/losses                                 0   (499)       499    -100.0%      (212)     (222)        10      -4.5%
Disposition of branch properties                      0       0         0                     0         0         0
                                                                                   -                                         -
                                                -------------------------------------------------------------------------------
          Total noninterest income               $5,957  $4,022    $1,935      48.1%    $15,386   $12,005    $3,381      28.2%

Noninterest income as a percentage of
operating income (excl securities gains/losses
& disposal of branch properties)             24.0%   19.5%        4.5 %pts. ---       21.4%     18.7%        2.7 %pts. ---

I)    The following table reconciles differences between the line of business noninterest income breakdown reflected in the narrative of this report and on table H as compared to regulatory reporting definitions, reflected on the Call Report.

Noninterest Income for the Nine Months Ended September 30,2000

                                                               Regulatory Reporting Categories
                                                               -------------------------------

                              Fiduciary   Service Charges   Commissions on   Other Service       Other      Investment
(000's omitted)                  and       on Deposits      Investment          Charges,       Operating    Securities
                              Investment                     Products         Commissions       Income        Gains       Total
                               Services                                         and Fees
                             ---------------------------   -------------    ----------------- ------------ ------------ ----------
Line of Business
----------------
Categories
----------

Personal trust                   $  1,008                                                                                $  1,008
EBT/BPA
                                      850                                              1,366                                2,216
Elias Asset Management
                                                                  2,039                                                     2,039
Insurance
                                                                     34                  719                                  753
Other investment products
                                                                  1,320                                                     1,320
--------------------------------------------------------   -------------    ----------------- ------------ ------------ ----------
Total financial services                              -
                                    1,858                         3,393                2,085            -            -      7,336

Electronic banking
                                                    348                                  860                                1,208
Mortgage banking
                                                                                         165           70                     235
Commercial leasing
                                                                                          32                                   32
                             ---------------------------   -------------    ----------------- ------------ ------------ ----------
Total specialty products                                              -
                                        -           348                                1,057           70            -      1,475

Deposit service charges
                                                  2,504                                                                     2,504
Overdraft fees
                                                  2,856                                                                     2,856
Commissions
                                                                                       1,400                                1,400
                             ---------------------------   -------------    ----------------- ------------ ------------ ----------
General banking services                                              -
                                        -         5,360                                1,400            -            -      6,760

Miscellaneous revenue
                                                                                                       27                      27
                             ---------------------------   -------------    ----------------- ------------ ------------ ----------

Total noninterest income
(excl security gains/losses)
                                    1,858         5,708           3,393                4,542           97            -     15,598

Security gains/losses
                                                                                                                 (212)      (212)

                             -----------------------------------------------------------------------------------------------------
Total noninterest income         $  1,858  $      5,708      $    3,393            $    4,542       $   97   $  (212)   $  15,386

                             ============ ===============   =============    ================= ============ ============ ==========

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
           - CBNA Treasury Management Corporation, State of Delaware
           - Community Investment Services, Inc., State of New York
           - CBNA Preferred Funding Corporation, State of Delaware
           - Elias Asset Management, Inc., State of Delaware

b)    Reports on Form 8-K:

                Filed September 18, 2000
                Item 5:  Other Events.  Exhibit 99.1, press release dated September 13, 2000; Citizens National and Community Bank
                Announce Intent to Merge

                Filed September 29, 2000
                Item 5:  Other Events.  Exhibit 99.1, press release dated September 27, 2000; Citizens National and Community Bank
                Announce Definitive Agreement To Merge

                                                                  27
                                                              SIGNATURES
                                                              ----------

      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Community Bank System, Inc.

Date:  November 10, 2000                                                                            /s/ Sanford A. Belden
                                                                                     ------------------------------------
                                                                                         Sanford A. Belden, President and
                                                                                                  Chief Executive Officer

Date:  November 10, 2000                                                                            /s/  David G. Wallace
                                                                                     ------------------------------------
                                                                                              David G. Wallace, Treasurer
                                                                                                  Chief Financial Officer