Form 10-K
period 2000-12-31
COMMUNITY BANK SYSTEM INC
filed 2001-03-30
CIK 723188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X    FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                -----------------
                         Commission file number 0-11716

                       COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                                 16-1213679
-----------------                                       ---------------------
(State or other jurisdiction of incorporation)    (I.R.S.Employer Identification No.)

 5790 Widewaters Parkway, DeWitt, New York                    13214-1883
-------------------------------------------                 --------------
 (Address of principal executive offices)                     (Zip Code)

                                 (315) 445-2282
                                 ---------------
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

     $217,810,853 based upon average selling price of $27.36 and 7,960,923 shares on March 14, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    7,960,923 shares of Common Stock, no par value, were and outstanding on
         March 14, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE.
     List hereunder the following documents if incorporated by reference and the
Part of the Form 10-K into which the  document is  incorporated:  (1) any annual report to security holders; (2) any proxy or information statement;  and (3) any prospectus  filed  pursuant  to Rule 424(b) or (c) under the  Securities  Act of
1933.

             Definitive Proxy Statement for Annual Meeting of Shareholders to be
held on May 2, 2001 (the "Proxy Statement") is incorporated by reference in Part
III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                                    Page

Item   1.    Business                                                                      3
                      ----------------------------------------------------------------
Item   2.    Properties                                                                    9
                        --------------------------------------------------------------
Item   3.    Legal Proceedings                                                             9
                               -------------------------------------------------------
Item   4.    Submission of Matters to a Vote of Security Holders                           9
                                                                 ---------------------
Item   4A.   Executive Officers of the Registrant                                         10
                                                  ------------------------------------

PART II

Item   5.    Market for Registrant's Common Equity
             and Related Shareholder Matters                                              11
                                             -----------------------------------------
Item   6.    Selected Financial Data                                                      11
                                     -------------------------------------------------
Item   7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    13
                                       -----------------------------------------------
Item   8.    Financial Statements and Supplementary Data:
               Community Bank System, Inc. and Subsidiaries:
                  Consolidated Statements of Financial Condition                          40
                                                                 ---------------------
                  Consolidated Statements of Income                                       41
                                                    ----------------------------------
                  Consolidated Statements of Changes in Shareholders' Equity              42
                                                                             ---------
                  Consolidated Statements of Cash Flows                                   43
                                                        ------------------------------
                  Notes to Consolidated Financial Statements                              44
                                                             -------------------------
                  Report of Independent Accountants                                       60
                                                    ----------------------------------
             Two Year Selected Quarterly Data, 2000 and 1999                              61
                                                             -------------------------

Item   9.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure----------------------------------------------    61

PART III

Item  10.    Directors and Executive Officers of the Registrant                           62
                                                                ----------------------
Item  11.    Executive Compensation                                                       62
                                    --------------------------------------------------
Item  12.    Security Ownership of Certain Beneficial Owners and Management               62
                                                                            ----------
Item  13.    Certain Relationships and Related Transactions                               62
                                                            --------------------------

PART IV

Item  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K             63
                                                                              --------
Signatures
             -------------------------------------------------------------------------    64

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
Southwestern  New York State. On July 18, 1997 the Company  acquired 12 branches from Fleet Bank located in Old Forge,  Boonville,  Ogdensburg,  St. Regis Falls,
Gateway Plaza, Watertown (2), Clayton,  Lowville, Massena (2), and Gouverneur in
Northern  and  Central  New York  State.  Seven of the former  Fleet  offices or existing Bank offices in Watertown (2), Boonville,  Ogdensburg,  Gouverneur, and
Massena  (2) have since been or are  scheduled  to be  combined.  On January 26,
2001,  the Company  purchased  the Citizens  National  Bank of Malone,  with its offices in Brushton,  Chateaugay, Hermon, and Malone (2) being administered from the Bank's Northern Market operations and management center in Canton, NY.

The Company had a wholly-owned data processing subsidiary, Northeastern Computer
Services, Inc.  ("Northeastern").  Northeastern was acquired by the Company from
The St.  Lawrence Bank on May 31, 1984  pursuant to a corporate  reorganization.
Northeastern  had previously been a wholly-owned  subsidiary of The St. Lawrence
Bank and was the  survivor  of a merger  with  Lawban  Computer  Systems,  Inc., another wholly-owned subsidiary of the St. Lawrence Bank.  Northeastern's office was located at 6464 Ridings  Road,  Syracuse,  New York. In December  1991,  the
Company entered into a five year agreement with Mellon Bank, N.A.  ("Mellon") to provide data processing services.  The agreement has twice been renewed with the subsequent  acquiror of Mellon's data  services,  Fiserv,  Inc.,  for a term now ending December 31, 2005. On June 30, 1992,  Northeastern ceased operations.  On
January 17, 1997 all the outstanding shares of common stock of Northeastern were transferred from the Company to Community Bank, N.A. On that date,  Northeastern became  a  wholly-owned  subsidiary  of the Bank  and  changed  its name to CBNA
Treasury  Management  Corporation  ("TMC").  TMC is now  utilized by the Bank to manage its Treasury function,  including asset/liability,  investment portfolio, and liquidity management.

The Company  also had a  wholly-owned  mortgage  banking  subsidiary,  Community
Financial Services, Inc.(CFSI), which was established in June 1986; it commenced operation in January  1987.  In July 1988,  CFSI  purchased  Salt City  Mortgage
Corp., a Syracuse-based  mortgage broker. CFSI ceased operations in 1990 and was renamed CFSI Close-Out Corp. in 1997.

On July 8, 1996,  the Company  acquired  Benefit Plans  Administrators  (BPA) of
Utica,  NY. The subsidiary was renamed  Benefit Plans  Administrative  Services,
Inc.,  continuing  as a  pension  administration  and  consulting  firm  serving sponsors of defined benefit and defined contribution plans.

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

On June 19, 1998, the Company formed a subsidiary, Community Financial Services,
Inc. (CFSI), to offer selected insurance products through its own agency.

On December 22, 1998, the Company formed a broker-dealer  subsidiary,  Community
Investment  Services,  Inc. (CISI).  The subsidiary  became fully operational in
March 1999, with twelve Financial  Consultants  available to provide  investment advice and products to customers.

On February 26, 1999,  CBNA Preferred  Funding  Corp., a Real Estate  Investment
Trust  (REIT),  was  established  as a subsidiary of the Bank to hold fixed rate real estate mortgages that are serviced by the Bank.

On April 3,  2000,  the  Company  acquired  Elias  Asset  Management,  Inc.,  of
Williamsville,  NY, a  nationally  recognized  firm with $650  million in assets under  management for individuals,  corporate  pension and profit sharing plans, and foundations.

On January 26, 2001, the Company acquired the Citizens  National Bank of Malone, an  eighty-year-old  commercial bank with $113 million in assets, $59 million in loans, $90 million in deposits, and offices in Brushton, Chateaugay, Hermon, and
Malone,  NY (2). Its five branches are now part of Community Bank,  N.A.,  being administered from the Bank's Northern Market operations and management center in
Canton, NY.

The Company  provides banking services through its two regional offices at 45-49
Court Street,  Canton, New York and 201 North Union Street,  Olean, New York, as
well as through 72 customer  facilities  (including the five facilities acquired from the Citizens  National  Bank of Malone on January 26, 2001) in the eighteen counties of St. Lawrence,  Jefferson,  Lewis, Oneida, Cayuga,  Seneca,  Ontario,
Oswego,  Wayne,  Yates,  Allegany,   Cattaraugus,  Tioga,  Steuben,  Chautauqua,
Franklin,  Herkimer,  and Onondaga. The administrative office is located at 5790
Widewaters Parkway, DeWitt, New York, in Onondaga County.

The Bank is a community  retail bank  committed to the philosophy of serving the financial  needs of  customers  in local  communities.  The Bank's  branches are generally  located in small  towns and  villages  within its  geographic  market areas. The Company  believes that the local character of business,  knowledge of the customer and customer  needs,  and  comprehensive  retail and small business products,  together with responsive  decision-making  at the branch and regional level,  enable  the Bank to  compete  effectively.  The Bank is a member  of the
Federal Reserve System and the Federal Home Loan Bank of New York ("FHLB"),  and
its deposits are insured by the FDIC up to applicable limits.

Unless the context otherwise  provides,  all references in this Annual Report on
Form 10-K to the "Company" shall mean, collectively, Community Bank System, Inc.
and its subsidiaries.

Banking Services

The Bank offers a range of commercial and retail banking services in each of its market areas to business, individual, agricultural and government customers.

Account  Services.  The  Bank's  account  services  include  checking  accounts, interest-checking  accounts,  money  market  accounts,  savings  accounts,  time deposit accounts, and individual retirement accounts.

Lending  Activities.  The  Bank's  lending  activities  include  the  making  of
residential  and  farm  loans,   business  lines  of  credit,   working  capital
facilities,   inventory  and  dealer  floor  plans,   as  well  as  installment,
commercial, term and student loans.

The  Company's  predominant  focus  on the  retail  borrower  enables  its  loan portfolio to be highly diversified.  About 64% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. In addition,  the typical loan to the Company's  commercial  business  borrowers is under $75,000, with approximately 83% of its customers representing about 28% of commercial loans outstanding.

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
Tier ("Southern Tier Market")  regions of New York State. The Bank considers its market  areas in  these  regions  to be the  counties  in  which it has  banking facilities.  Major competitors in these markets primarily include local branches of banks  based in  Boston,  Massachusetts;  Albany or  Buffalo,  New York;  and
Cleveland,  Ohio, as well as local independent  banking and thrift  institutions and federal credit unions.  Other  competitors for deposits and loans within the
Bank's market areas include insurance  companies,  money market funds,  consumer
finance   companies   and  financing   affiliates  of  consumer   durable  goods
manufacturers.  Lastly,  personal and corporate trust and investment  counseling services  in  competition  with the Bank are  offered  by  insurance  companies, investment counseling firms, other financial service firms, and individuals.

Northern  Market.  Branches in the Northern Market  (including the five branches comprising the former  Citizens  National Bank of Malone)  compete for loans and deposits  in the six  county  market  area of St.  Lawrence,  Jefferson,  Lewis,
Franklin,  Herkimer, and Oneida Counties in Northern New York State. Within this market area, the Bank maintains a market share(1) of 10.7%, including commercial banks, credit unions,  savings and loan associations and savings banks. However, in its four county  primary market area  (Franklin,  Jefferson,  Lewis,  and St.
Lawrence),  the Bank has a 22.2% share. The Bank operates 32 customer facilities in this market and is ranked either first or second in market share in 21 of the
24 towns where these offices are located.

Finger Lakes Market. In the Finger Lakes Market, the Bank operates 14 customer facilities  competing  for loans and deposits in the  six-county  market area of
Seneca, Oswego, Ontario, Wayne, Onondaga, and Cayuga Counties. Within the Finger
Lakes Market area, the Bank maintains a market share (1) of approximately  2.6%, including  commercial  banks,  credit unions,  savings and loan associations and savings banks.  However,  the Bank's primary market within this region is Seneca
County,  where the Bank has a 33.4%  share.  The Bank is ranked  either first or second in market share in six of the eleven Finger Lakes Market area towns where its offices are located.

Southern  Tier  Market.   The  Bank's  Southern  Tier  Market  consists  of  two
sub-markets, the Olean submarket and the Corning submarket.

Olean  Submarket.  The Olean  Submarket  competes  for loans and deposits in the primary market area of  Cattaraugus,  Chautauqua,  and Allegany  Counties in the
Southern Tier of New York State.  Within this area,  the Bank maintains a market share (1) of approximately  13.9%,  including  commercial banks,  credit unions, savings and loan associations and savings banks. The Olean Submarket operates 16 office  locations  and the Bank is ranked either first or second in market share in 12 of the 14 towns where these offices are located.

Corning Submarket. The Corning Submarket competes for loans and deposits in the primary market area of Steuben, Yates and Tioga Counties in the Southern Tier of
New York State.  Within  this area,  the Bank  maintains  a market  share (1) of approximately 9.9%, including commercial banks, credit unions,  savings and loan associations  and savings  banks.  The  Corning  Submarket  operates  ten office locations,  and the Bank is ranked  either  first or  second in market  share in seven of the eight towns where these offices are located. The Bank also competes for  loans  where it has no  banking  facilities;  this  secondary  market  area includes  Chemung and Schuyler  Counties in New York State,  and Tioga County in
Pennsylvania.

(1) Deposit market share data as of June 30, 1999,  the most recent  information available, calculated by Sheshunoff Information Services, Inc. Includes all five branches of the former Citizens National Bank of Malone, acquired by the Company on January 26, 2001.

The table below  summarizes the Bank's deposits and market share by the eighteen counties in which it has customer facilities.  Market share is based on deposits of all commercial  banks,  credit  unions,  savings and loan  associations,  and savings banks.

                                                             Number of
                    CBNA                                    Towns Where
                  Deposits                    Number of        CBNA
                  6/30/99       Market          CBNA       Has 1st or 2nd        Banking
   County         (000's)       Share         Facilities   Market Position        Market
---------------- -------------- ---------     ------------ ------------------------------------

   Lewis            $82,347      40.7%       4               3              Northern
   Seneca            93,527      33.4            5               3            Finger Lakes
  Allegany           90,117      27.2            5               4                Olean
St. Lawrence        305,064      27.1           15              10              Northern
Cattaraugus         184,667      23.5            5               4                Olean
   Yates             49,232      22.4            1               1               Corning
  Franklin          103,261      22.0            5               4              Northern
 Jefferson          135,898      13.3            5               2              Northern
   Tioga             30,194       9.5            2               1               Corning
  Steuben            91,299       7.7            7               5               Corning
   Wayne             48,395       6.2            2               0            Finger Lakes
  Ontario            59,708       6.0            3               0            Finger Lakes
  Herkimer           26,846       4.9            1               1              Northern
 Chautauqua          50,279       4.1            6               4                Olean
   Oswego            40,106       4.1            2               2            Finger Lakes
   Oneida            56,587       1.7            2               1              Northern
   Cayuga            12,907       1.7            1               1            Finger Lakes
  Onondaga            8,498       0.1            1               0            Finger Lakes
---------------- -------------- ---------     ------------ ------------------------------------

     18          $1,468,932       7.1%       72             46                CBNA

Employees

As  of  December  31,  2000,  the  Company  employed  716  full-time  equivalent employees,  642 providing banking services and 74 providing  financial services.
At year-end 1999, there were 711 full-time equivalent  employees,  651 providing banking  services  and 60 providing  financial  services.  The Company  offers a variety of employment benefits and considers its relationship with its employees to be good.

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

Bank Holding Company Supervision

The Company is  registered  as a bank  holding  company  under the Bank  Holding
Company  Act of  1956,  as  amended  (the  "BHCA")  and as  such is  subject  to regulation by the Board of Governors of the Federal Reserve System (the "Federal
Reserve Board"). As a bank holding company,  the Company's  activities and those of its subsidiary have  historically been limited to the business of banking and activities closely related or incidental to banking. On March 12, 2000, however, the  Gramm-Leachy-Bliley  Act took effect, relaxing the previous limitations and permitting  bank  holding  companies  to engage in a broader  range of financial activities (see "Financial  Services  Modernization Act" in the final section of this discussion for details).

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
At December 31, 2000,  the Bank had $17.8 million in undivided  profits  legally available for the payment of dividends.

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

Capital Requirements

The Federal Reserve Board has established  risk-based  capital  guidelines which are applicable to bank holding companies. The guidelines established a framework intended to make regulatory  capital  requirements more sensitive to differences in  risk  profiles  among  banking  organizations  and  take  off-balance  sheet exposures  into  explicit  account in assessing  capital  adequacy.  The Federal
Reserve Board  guidelines  define the components of capital,  categorize  assets into different risk classes,  and include certain off-balance sheet items in the calculation of risk-weighted  assets. At least half of the total capital must be comprised of common equity,  retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital").  Banking  organizations  that are subject to the guidelines are required to maintain a ratio of Tier I capital to  risk-weighted  assets  of at least  4.00%  and a ratio of total  capital  to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's  particular circumstances warrant.  The remainder  ("Tier 2 capital")  may consist of a limited  amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited  amount of loan and lease loss  reserves.  The sum of Tier I capital and
Tier 2 capital is "total  risk-based  capital." The  Company's  Tier I and total risk-based  capital  ratios  as of  December  31,  2000 were  9.06% and  10.25%, respectively.

In addition,  the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly  average  assets less goodwill  ("Tier I leverage ratio")  of  3.00%  for bank  holding  companies  that  meet  certain  specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional  cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 2000 was 5.79%,  which exceeded its regulatory requirement  of 4.00%.  The guidelines  also provide that banking  organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions  substantially  above the minimum  supervisory  levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.

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

If a bank  does not meet  all of the  minimum  capital  ratios  necessary  to be considered "adequately  capitalized," it will be considered  "undercapitalized,"
"significantly  undercapitalized," or "critically  undercapitalized,"  depending upon the amount of the  shortfall in its capital.  As of December 31, 2000,  the
Bank's total risk-based capital ratio and Tier I risk - based capital ratio were
10.63% and 9.41%,  respectively,  and its Tier I leverage  ratio as of such date was 5.89%.  Notwithstanding  the foregoing,  if its principal  federal regulator determines  that an  "adequately  capitalized"  institution  is in an  unsafe or unsound  condition  or is  engaging  in an unsafe or  unsound  practice,  it may require the institution to submit a corrective  action plan;  restrict its asset growth;  and prohibit  branching,  new acquisitions,  and new lines of business.
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

The Act creates a new type of  financial  services  company  called a "Financial
Holding Company" (an "FHC"), a bank holding company with  dramatically  expanded powers.  FHCs may  offer  virtually  any type of  financial  service,  including banking,  securities underwriting,  insurance (both agency and underwriting) and merchant banking. The Federal Reserve serves as the primary "umbrella" regulator of FHCs. Balanced against the attractiveness of these expanded powers are higher standards  for  capital  adequacy  and  management,  with  heavy  penalties  for noncompliance.

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

Item 2.  Properties

The  Company  leases  its  administrative  offices at 5790  Widewaters  Parkway,
DeWitt,  New York and the  facility  that houses  Benefit  Plans  Administrative
Services in Utica,  New York. The Bank owns its regional  offices in Olean,  New
York and  Canton,  New York.  Of the Bank's  remaining  72  customer  facilities
(including  five  branches  added as a result of the Citizens  National  Bank of
Malone  acquisition  on January 26, 2001),  49 are owned by the Bank, and 23 are located in long-term leased premises.

Real property and related  banking  facilities  owned by the Company at December
31, 2000 had a net book value of $16.7  million and none of the  properties  was subject to any  encumbrances.  For the year ended December 31, 2000, rental fees of $943,000 were paid on facilities leased by the Company for its operations.

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

        Name and Age                       Position
        Sanford A. Belden                    Director, President and Chief
        Age 58                               Executive Officer of the Company
                                             and the Bank

        David G. Wallace                     Treasurer of the Company and
        Age 56                               Executive Vice President and
                                             Chief Financial Officer of the Bank

        Michael A. Patton                    President, Financial Services
        Age 55

        James A. Wears                       President, Banking
        Age 51

        David J. Elias                       President , Chief Executive
        Age 55                               Officer, and Chief Investment
                                             Officer,
                                             Elias Asset Management, Inc.

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

David J.  Elias  (President,  Chief  Executive  Officer,  and  Chief  Investment
Officer,  Elias Asset Management,  Inc.). Mr. Elias assumed his present position in April 2000 when his company,  Elias Asset Management,  Inc., was purchased by
Community Bank System, Inc.

                                     Part II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters

The  common  stock has been  trading on the New York  Stock  Exchange  under the symbol "CBU" since  December 31,  1997.  Prior to that,  the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986.  The  following  table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto,  for the periods indicated. ___ The prices do not include retail mark-ups, mark-downs or  commissions.  There were  6,993,459  shares of common stock  outstanding  on
December 31, 2000 held by approximately 1,866 registered shareholders of record, and approximately  2,580  shareholders  whose shares are held in nominee name at brokerage firms and other financial institutions.

                            COMMON STOCK PERFORMANCE
                                NYSE Symbol: CBU
                          Newspaper Listing: CmntyBkSys
                               Market (Bid) Price

                  High           Low                Closing Price         Quarterly
                                           -----------------------------
Year /           Price         Price           Amount       % Change      Dividend
   Qtr

  2000
   4th          $25.94        $22.15           $24.75          -4.6%        $0.27
   3rd          $26.03        $21.88           $25.94          16.9%        $0.27
   2nd          $24.13        $22.00           $22.19          -2.7%        $0.25
   1st          $23.38        $20.25           $22.81          -1.4%        $0.25

  1999
   4th          $27.19        $22.81           $23.13         -15.5%        $0.25
   3rd          $28.44        $24.38           $27.38           7.9%        $0.25
   2nd          $28.00        $22.63           $25.38           6.6%        $0.23
   1st          $32.63        $23.81           $23.81         -16.6%        $0.23

The Company has historically paid regular quarterly cash dividends on its common stock,  and declared a cash dividend of $0.27 per share for the first quarter of
2001.  The Board of Directors of the Company  presently  intends to continue the payment of regular  quarterly cash dividends on the common stock,  as well as to make payment of regularly  scheduled  dividends on the trust  preferred stock as and when due,  subject to the Company's need for those funds.  However,  because substantially  all of the funds  available  for the payment of  dividends by the
Company  are  derived  from the Bank,  future  dividends  will  depend  upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations. See "Supervision and Regulation -- Limits
On Dividends and Other Payments."

Item 6.  Selected Financial Data

The following table sets forth selected  consolidated  historical financial data of the  Company  as of and for each of the years in the five year  period  ended
December 31, 2000. The historical "Income Statement Data" and historical "End of
Period  Balance Sheet Data" are derived from the audited  financial  statements.
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

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                        Years ended December 31,
                                        --------------------------------------------------------------
                                             2000          1999        1998        1997         1996
                                        --------------------------------------------------------------
Income Statement Data:
Interest income                          $145,221      $123,888    $122,938    $117,628      $97,688
Interest expense                           74,012        55,947      58,543      54,752       42,422

Net interest income (Excl. FTE)            71,209        67,941      64,395      62,876       55,266
Provision for possible loan losses          7,182         5,136       5,123       4,480        2,897

Net interest income after provision
for for possible loan losses               64,027        62,805      59,272      58,396       52,369
Non-interest income                        20,989        15,487      17,040      11,808        8,874
Non-interest expense                       55,989        52,734      51,876      45,799       37,450

Cumululative effect of change in                0             0         328           0            0
accounting principle
Income before income taxes                 29,027        25,558      24,764      24,406       23,793
Provision for income taxes                  8,708         7,923       9,036       8,844        9,660

     Net income                           $20,319       $17,635     $15,728     $15,562      $14,133

End of Period Balance Sheet Data:
Total assets                           $2,022,635    $1,840,702  $1,680,689  $1,633,742   $1,343,865
Loans,  net of unearned discount        1,098,726     1,009,223     917,220     843,212      652,474
Earning assets (Excl.  MVA)             1,849,375     1,686,605   1,503,549   1,450,429    1,229,443
Total deposits                          1,457,730     1,360,306   1,378,066   1,345,686    1,027,213
Long-term debt                            180,000        70,000      70,000      25,000      100,000
Trust securities                           29,824        29,817      29,810      29,804            0
Shareholders' equity                      139,376       108,487     120,165     118,012      109,352

Average Balance Sheet Data:
Total assets                           $1,914,570    $1,723,242  $1,670,624  $1,491,920   $1,251,826
Loans,  net of unearned discount        1,056,229       951,167     884,751     749,596      602,717
Earning assets (Excl. MVA)              1,779,473     1,572,356   1,512,175   1,363,703    1,147,455
Total deposits                          1,424,238     1,369,270   1,396,700   1,213,793    1,032,169
Long-term debt                            111,568        70,000      89,805      79,863       57,006
Trust securities                           29,824        29,814      29,810      27,290            0
Shareholders' equity                      115,731       115,876     120,936     110,689      103,398

Common Per Share Data:
Net income (diluted)                        $2.85         $2.42       $2.05       $2.02        $1.83
Cash dividend declared                       1.04          0.96        0.86        0.76         0.69
Period-end book value - stated              19.93         15.30       16.47       15.56        14.03
Period-end book value - tangible            12.64          8.32        9.01        7.82         9.85

Common Outstanding Shares:
Average during period (Incl. common     7,102,123     7,213,394   7,670,711   7,676,326    7,482,518
stock equivalents)
End of period (Excl. common stock       6,993,459     7,092,259   7,296,453   7,586,512    7,474,406
equivalents)

Selected Ratios:
Return on average total assets              1.06%         1.02%       0.94%       1.04%        1.13%
Return on average shareholders'            17.56%        15.22%      13.01%      14.09%       13.88%
equity (Excl.
preferred stock)
Common dividend payout ratio               35.98%        39.05%      41.15%      37.30%       37.27%
Net interest margin (taxable                4.29%         4.59%       4.31%       4.64%        4.86%
equivalent basis)
Noninterest income to average assets        1.10%         0.90%       1.02%       0.79%        0.71%
Noninterest income to operating            21.70%        18.30%      19.00%      15.30%       13.60%
income
Efficiency ratio                           52.60%        53.90%      58.50%      55.00%       53.40%

Non-performing loans to period-end          0.55%         0.57%       0.43%       0.49%        0.44%
total loans
Non-performing assets to period-end
total loans and
    other real estate owned                 0.65%         0.67%       0.56%       0.60%        0.55%
Allowance for loan losses to                1.33%         1.33%       1.36%       1.47%        1.25%
period-end loans
Allowance for loan losses to              240.40%       234.93%     312.12%     297.96%      285.58%
period-end non-performing loans
Allowance for loan losses to              205.80%       199.70%     234.60%     246.02%      224.33%
period-end non-performing
assets
Net charge-offs (recoveries) to             0.57%         0.44%       0.58%       0.50%        0.29%
average total loans

Average net loans to average total         74.16%        69.47%      63.35%      61.76%       58.39%
deposits
Period-end total shareholders'              6.89%         5.89%       7.15%       7.22%        8.14%
equity to period end assets
Tier I capital to risk-adjusted             9.06%         9.28%       9.24%       9.28%       10.70%
assets
Total risk-based capital to                10.25%        10.50%      10.49%      10.53%       11.83%
risk-adjusted assets
Tier I leverage ratio                       5.79%         5.80%       5.71%       5.67%        5.88%

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

Net Income and Profitability

Net income and diluted  earnings per share reached record highs in 2000 of $20.3 million and $2.85,  respectively.  Compared to 1999, net income rose 15.2% while earnings  per share  were up  17.8%.  The  Company's  share  repurchase  program continued to benefit earnings per share growth;  since its inception in the fall of 1998, 648,100 shares or 8.5% of shares outstanding have been bought back, the most recent purchase having been made on June 19, 2000.  Subsequent to year end, the repurchased  shares were reissued in conjunction with the acquisition of the
Citizens National Bank of Malone.

Cash earnings per share  (diluted) also reached record levels in 2000, up 16% to
$3.23. Cash or tangible return on assets (ROA) for 2000 was 1.21% versus nominal
ROA at  1.06%.  Tangible  return  on  equity  (ROE)  for the year  climbed  2.37 percentage  points over 1999's  level to 19.94%,  exceeding  nominal ROE by 2.38 percentage  points for the same period and placing the Company's  performance in the top quartile of its regional  peer banks.  The  difference  between cash and nominal results  reflects the  contribution of the Company's  acquisitions on an economic  basis,  which excludes the non-cash  impact of amortizing the premiums paid for the acquisitions.  Many analysts and investors  consider cash results a better measure of core  profitability  and value created for  shareholders  than nominal results.

2000's  recurring or core earnings were up 11.5% from last year to $20.4 million after removing the impact of one-time  income and expense items.  Items excluded relate to  investment  gains and  losses  and  expense  associated  with  branch properties no longer in use.

The primary factors explaining 2000's improvement are explained in detail in the remaining sections of this document and are summarized as follows:

o    Net interest  income (full  tax-equivalent  basis)  increased  4.8% or $3.3 million due to a $207 million  increase in average earning assets.  Average loans grew $105 million  (11.0%) while average  investments  also grew $102 million  (16.4%).  The growth in earning  assets was funded by $142 million
     (64.4%) more in average  borrowings  and $54 million (4.0%) more in average deposits.  However,  the net interest margin  decreased by a significant 30 basis points to 4.29% on average.

o    Total  noninterest  income  increased by $5.5 million  (35.5%) from 1999 to
     $21.0  million.  Financial  services  accounted  for  $4.3  million  of the improvement in noninterest  income, with $3.1 million being attributable to the  purchase of Elias Asset  Management  (EAM) on April 3, 2000.  Revenues
     excluding net investment gains (losses) and the impact of branch properties no  longer  in use  were  up  nicely  for  the  sixth  consecutive  year to approximately $21.2 million in 2000, a $5.1 million (31.5%) improvement.

o    Noninterest  expense or overhead rose $3.3 million or 6.2% in 2000 compared to $857,000 or 1.7% in 1999.  Excluding the $2.1 million  impact of the EAM purchase,  noninterest  expense  was up $1.1  million or 2.1% in 2000.  The primary sources of the increase were personnel expense,  up $1.2 million or
     4.6%, with the balance largely  residing in higher data processing  expense and greater  depreciation and equipment  expense.  The bulk of these latter increases  reflect  additional  expenditures  related to  conversion of the
     Company's check processing operations to image processing during the second and third quarter of the year. Professional fees were also lower.

o    Loan loss  provision  expense rose $2.0 million or 39.8% over 1999's level.
     The full year loan loss provision  covered total actual net  charge-offs by
     1.20 times,  this margin  serving as a precaution  in the event the Upstate
     New York  economy  weakens  after its long  sustained  period  of  relative economic health. Net charge-offs as a percent of average loans increased 13 basis points in 2000 to .57%. The higher level of provision was in part due to what management  believes to be two isolated and unusual commercial loan charge-offs in 2000.  Nonperforming  loans decreased during 2000 to .55% of loans outstanding at year end compared to .57% one year earlier.

o    The Company's  combined  effective federal and state tax rate decreased one percentage point this year to 30.0% as a result of an increased  proportion of tax-exempt  municipal  investment  holdings and continued  effective tax planning strategies.

The above combination of factors resulted in a level of profitability  which may be  compared  to that of  CBSI's  peer bank  holding  companies;  this  group is comprised of 155 companies  nationwide having $1 billion to $3 billion in assets
based  on  data  through  September  30,  2000  (the  most  recently   available
disclosure)  as provided by the Federal  Reserve  System.  Through  year-to-date
September,  the Company's  return on average  assets (ROA) was 1.08% compared to the peer norm of 1.11%.  Shareholder  return on equity  (ROE) at 18.17%  for the same period ranked  higher than the peer norm of 13.85%,  placing it in the 80th peer percentile. The Company's primary performance focus is on achieving returns to shareholders and is better measured by ROE than ROA.

For the full year 2000,  earnings per share  (diluted)  rose $.43 over 1999 to a record $2.85. The first  three-quarters of 2000 at $.70, $.72 and $.72 per share exceeded the same 1999 quarters by $.20,  $.17, and $.04,  respectively.  Fourth quarter earnings per share at $.70 exceeded the same 1999 period by $.01.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                                                                   At December 31,
                                                       --------------------------------------------
                                                            2000            1999           1998
                                                       --------------------------------------------
Percentage of net income to average total assets           1.06%           1.02%          0.94%

Percentage of net income to average                       17.56%          15.22%         13.01%
shareholders equity

Percentage of dividends declared per common
share                                                     35.98%          39.05%         41.95%
 to net income per common share

Percentage of average shareholders' equity to              6.04%           6.72%          7.24%
average total assets

Net Interest Income

Net  interest  income is the amount  that  interest  and fees on earning  assets
(loans and investments)  exceeds the cost of funds,  primarily  interest paid to the Company's  depositors,  interest on capital market and bank borrowings,  and dividends paid on the Company's $30 million in 9.75% trust preferred  stock. Net interest margin is the difference  between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

Net interest income (with non-taxable income converted to a full  tax-equivalent basis)  totaled  $76.4 million in 2000;  this  represents a $4.1 million or 5.7%
increase over the prior year.  The increase was due both to higher earning asset volumes,  which had a positive  impact on net interest  income of $9.1  million, while interest rate changes had an unfavorable impact of $5.0 million.

With regard to the  components of 2000's net interest  income,  greater  average earning assets of $207.1 million  helped  contribute  $17.4 million of the $22.2 million or 17.3% rise in interest income; higher yields explain the remainder of the  increase.  Average loans grew a total of $105.1  million in 2000,  with the most  significant  portion  occurring  in the first  half of the  year.  Overall interest and fees on loans  climbed  $11.8  million or 13.8% as a result of this growth and a 22 basis point (BP)  increase  in loan  yields to 9.20%,  which was caused by rising  market rates during the latter part of 1999 and the first half of 2000.

This rate environment also produced  investment  portfolio buying  opportunities resulting  in a $102.1  million  increase  in  average  investments.  Investment interest income in 2000 was $10.4 million higher than the prior year as a result of the higher  outstandings  as well as an increase  in the  average  investment yield from 6.88% to 7.35%.  Rising  market  rates in the latter half of 1999 and first half of 2000 increased the yield on new  investments  and were the primary cause of the increase in average investment yield.

Through  September 30, 2000,  the Company's loan yield was in the favorable 66th peer bank percentile  while the investment  yield was in the most favorable 96th percentile.  The average  earning  asset yield rose 30 basis  points to 8.45% in
2000  because of the  aforementioned  increase in  investment  and loan  yields, partially offset by a reduced mix of loans to earning assets.  The average ratio of loans to earning  assets  decreased  from 60.5% in 1999 to 59.4% in 2000 as a consequence of increased  investment  opportunities and a slowing demand for new automobile purchases.

Total average fundings (deposits and borrowings) grew by $196.5 million in 2000, largely  attributable to a $141.5 million  increase in borrowings  (used to fund purchases of investment  securities and approximately  1/3 of loan growth),  and
$55.0 million more in deposits.  Approximately 60% of the latter reflects higher deposits from individuals, partnerships, and corporations, reflective of greater checking  account  balances and our successful CD  promotions,  with the balance from increased deposits of municipalities.

Higher  average  interest-bearing  funds  contributed  $8.2 million of the $18.1 million total rise in interest  expense,  with the balance caused by an increase in the average 2000 cost of funds,  which as a percentage of earning assets rose by 60 basis points (BPs) to 4.16%. The rate on interest bearing deposits rose 50
BPs to 4.27%,  due  largely  to  across-the-board  increases  in  deposit  rates beginning in the middle of 1999 and continuing  throughout most of 2000 and a 59
BP higher  borrowing  rate  reflecting  rising  market rates.  Overall,  through
September 30, 2000, the Company's  average cost of funds rate was slightly above the peer norm in the 60th peer bank  percentile,  compared  to being in the 45th percentile through September 30, 1999.

The 50 BP increase in the rate on average interest bearing deposits from 1999 to
2000,  in addition to the 59 BP  increase  in the average  borrowed  funds rate, caused  CBSI's net interest  margin to decrease by 30 basis points from 4.59% in
1999 to 4.29%  this  year.  The  Company's  net  interest  margin  ranked in the favorable 64th peer bank percentile  through  September 30, 2000, an improvement from the 61th peer bank percentile through September 30, 1999.

The  following  table  sets  forth  certain   information   concerning   average
interest-earning  assets  and  interest-bearing  liabilities  and the yields and rates  thereon for the twelve month  periods  ended  December 31, 2000 and 1999.
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

                                                       Year Ended December 31,
                           ---------------------------------------------------------------------------------------
                                          2000                        1999                        1998
                             -------------------------------------------------------------------------------------
(000's omitted except          Avg.      Amt.of   Avg.      Avg.     Amt.of     Avg.     Avg of     Amt.      Avg.
yields and rates)             Balance  Interest  Yield/   Balance    Interest Yield/   Balance  Interest Yield/Rate
                                                  Rate                         Rate
                                                  Paid                         Paid                         Paid
                             -------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
     Federal funds sold        $9,982     $581    5.82%      $666       $33    4.95%    $5,428      $296    5.46%
     Time deposits in             462       27    5.81%       129         5    4.24%        35         2    5.51%
         other banks

     Taxable investment       586,254   42,935    7.32%   521,912    35,519    6.81%   592,559    38,290    6.46%
         securities
     Nontaxable                26,546    9,610    7.59%    98,482     7,210    7.32%    29,402     2,308    7.85%
         investment securities
     Loans (net of          1,056,229   97,216    9.20%   951,167    85,408    8.98%   884,751    82,778    9.36%
         unearned discount)
                            -------------------          --------------------         --------------------

         Total              1,779,473  150,369    8.45% 1,572,356   128,175    8.15% 1,512,175   123,674    8.18%
         interest-earning assets

Noninterest earning
assets
     Cash and due from banks   57,073                      62,399                       57,913
     Premises and equipment    26,226                      24,747                       24,412
     Other Assets              84,905                      79,467                       83,048
     Less:allowance for loans (14,214)                    (12,693)                     (12,282)

     Net unrealizedgains/(losses)
         on available-for-sale(18,893)                     (3,034)                       5,376
         portfolio
                             ----------                -----------                  -----------

         Total             $1,914,570                  $1,723,242                    1,670,642
                           ==========                 ===========                   ===========

LIABILITIES AND
SHAREHOLDERS EQUITY:
Interest-bearing
liabailities
     Savings deposits        $487,766  $11,061    2.27%  $513,544   $11,108    2.16%   508,731   $12,155    2.39%
     Time deposits            688,547   39,144    5.69%   619,851    31,666    5.11%   672,972    37,515    5.57%
     Short-term               219,794   14,356    6.53%   119,830     6,278    5.24%    13,915       754    5.42%
         borrowings
     Long-term borrowings     141,392    9,452    6.68%    99,814     6,895    6.91%   119,615     8,120    6.79%
                             -------------------        --------------------        --------------------
         Total              1,537,499   74,013    4.81% 1,353,039    55,947    4.13% 1,315,233    58,544    4.45%
         interest-bearing
         liabilities

Noninterest bearing
liabilities
     Demand deposits          247,925                     235,875                      214,997
     Other liabilities         13,415                      18,452                       19,476
Shareholders' equity          115,731                     115,876                      120,936
                                                                                    -----------
                            ----------                 -----------
         Total             $1,914,570                  $1,723,242                   $1,670,642
                            ==========                 ===========                 ===========

Net interest earnings                  $76,356                      $72,228                      $65,130
                                      =========                   =========                    =========

Net yield on                                      4.29%                        4.59%                        4.31%
interest-earning assets
                                                ========                    ========                     ========

Federal tax exemption on
nontaxable investment
securities and loans                    $5,147                       $4,286                         $736
included in interest
income

As discussed above, the change in 2000 net interest income (full  tax-equivalent basis) may be  analyzed by  segregating  the volume and rate  components  of the changes in interest income and interest expense for each underlying category.

                                   ----------------------------------- -----------------------------------
                                        2000 Compared to 1999               1999 Compared to 1998
                                   ----------------------------------- -----------------------------------
                                   Increase (Decrease) Due to           Increase (Decrease) Due to
                                   Change In (1)                        Change In (1)

                                                              Net                                  Net
                                   Volume         Rate      Change       Volume        Rate     Change
                                   ------         ----      ------       ------        ----     ------
Interest earned on:
   Federal funds sold and
securities purchased under           $541           $7        $548       ($238)        ($25)     ($263)
agreements to resell

   Time deposits in other banks        19            3          21            4          (1)         3

   Taxable investment securities    4,585        2,831       7,416      (4,733)        1,962   (2,771)

   Nontaxable investment securities 2,122          278       2,400        5,068        (166)     4,902

   Loans(net of unearned discounts) 9,626        2,182      11,808        6,051      (3,421)     2,630

Total interest-earning assets (2) $17,367       $4,826     $22,193       $4,907       ($406)    $4,501

Interest paid on:
   Savings deposits                ($571)         $524       ($47)         $114     ($1,161)  ($1,047)

   Time deposits                    3,706        3,772       7,478      (2,841)      (3,008)   (5,849)

   Short-term borrowings            6,234        1,844       8,078        5,550         (26)     5,524

   Long-term borrowings             2,786        (229)       2,557      (1,366)          141   (1,225)

Total interest-bearing             $8,195       $9,871     $18,066       $1,648     ($4,245)  ($2,597)
liabilities (2)

Net interest earnings (2)          $9,096     ($4,969)      $4,127       $2,657       $4,441    $7,098

(1) The change in  interest  due to both rate and volume has been  allocated  to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the  respective  changes in average  balances  and  rates of the  totals;  they are not a  summation  of the changes of the components.

The  following  table  sets  forth  certain   information   concerning   average
interest-earning  assets  and  interest-bearing  liabilities  and the yields and rates  thereon for the three month  periods  ended  December  31, 2000 and 1999.
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

                                    -------------------------------------------------------------------------
                                                     Fourth Quarters Ended December 31,
                                    -------------------------------------------------------------------------
                                                   2000                                 1999
(000's omitted except yields        Avg.           Amt.of       Avg.          Avg.     Amt.of        Avg.
and rates)                          Balance      Interest Yield/Rate       Balance   Interest  Yield/Rate
                                                                Paid                                 Paid
                                    -------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
     Federal funds sold                 $241           $4      6.40%        $2,331        $29       4.99%
     Time deposits in other banks        470            8      6.57%           333          4       4.68%

     Taxable investment              615,650       11,444      7.39%       530,336      9,620       7.20%
        securities
     Nontaxable investment           128,618        2,400      7.42%       114,100      2,088       7.26%
        securities
     Loans (net of unearned        1,090,961       25,630      9.35%       997,212     22,684       9.02%
        discount)
                                  ------------   ---------              ------------  ---------

          Total                    1,835,940      $39,486      8.56%     1,644,312    $34,425       8.31%
interest-earning assets

Noninterest earning assets
     Cash and due from banks          56,985                                68,289
     Premises and equipment           26,820                                25,431
     Other Assets                     87,203                                76,925
     Less:allowance for loans       (14,602)                              (12,870)
     Net unrealized
gains/(losses) on
          available-for-sale         (9,052)                              (16,235)
portfolio
                                   -----------                          ------------

          Total                   $1,983,294                            $1,785,852
                                  ============                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabailities
     Savings deposits               $482,387       $2,871      2.37%      $498,084     $2,715       2.16%
     Time deposits                   719,399       10,991      6.08%       623,904      8,075       5.13%
     Short-term borrowings           169,526        2,944      6.91%       197,979      2,733       5.48%
     Long-term borrowings            215,747        3,510      6.47%        99,816      1,744       6.93%
                                   ------------   ---------             ------------  --------
          Total                     1,587,059      20,316      5.09%      1,419,783     15,267      4.27%
interest-bearing
          liabilities

Noninterest bearing
liabilities
     Demand deposits                 253,199                               239,619
     Other liabilities                18,260                                15,947
Shareholders' equity                 124,776                               110,503
                                  -----------                          ------------
          Total                   $1,983,294                            $1,785,852
                                 ============                          ============

Net interest earnings                             $19,170                             $19,158

Net yield on                                                   4.15%                                4.62%
interest-earning assets
                                                           ==========                          ============

Federal tax exemption on
nontaxable investment
securities included in                             $1,282                              $1,163
interest income

The changes in net  interest  income (full  tax-equivalent  basis) by volume and rate  component  for fourth  quarter 2000 versus  fourth  quarter 1999 are shown below for each major category of  interest-earning  assets and  interest-bearing liabilities.

                                    ---------------------------------------------
                                    4th Quarter 2000 versus 4th Quarter 1999
                                    ---------------------------------------------

                                    Increase (Decrease) Due to Change In (1)
                                                                      Net
                                      Volume           Rate         Change
Interest earned on:
   Federal funds sold and
securities
   purchased under                       ($69)             $44          ($25)
agreements to resell

   Time deposits in other                    2               2              4
banks

   Taxable investment                    1,557             267          1,824
securities

   Nontaxable investment                   265              47            312
securities

   Loans (net of unearned                2,137             809          2,946
discounts)

Total interest-earning                  $4,022          $1,039         $5,060
assets (2)

Interest paid on:
   Savings deposits                     ($471)            $627           $156

   Time deposits                         1,325           1,591          2,916

   Short-term borrowings               (1,936)           2,147            211

    Long-term borrowings                 2,539           (773)          1,766

Total interest-bearing                  $1,909          $3,140         $5,049
liabilities (2)

Net interest earnings (2)               $4,590        ($4,579)            $11

(1) The change in  interest  due to both rate and volume has been  allocated  to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.  (2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company's sources of noninterest income are of four primary types: financial services,  comprised of personal trust, employee benefit trust, investment,  and insurance products; specialty products, largely electronic, and mortgage banking activities;  general  banking  services  related  to loans,  deposits  and other
activities   typically  provided  through  the  branch  network;   and  periodic
transactions,  most often net gains  (losses)  from the sale of  investments  or other occasional events.

Total  noninterest  income in 2000 increased by 35.5% to $21.0 million,  largely due to the addition of Elias Asset Management (EAM) in April. Combined revenues,
excluding   investment  gains  and  losses,  were  up  strongly  for  the  sixth consecutive year to approximately $21.1 million in 2000, a $5.0 million or 31.0%
improvement over 1999.

Fees from the financial  services  segment of  noninterest  income rose 72.6% in
2000 to $10.1 million  compared to 11.7% growth in the prior year. Over the last five years, financial services revenues have climbed at a compound annual growth rate of  nearly  37%,  and for  2000 as a  whole,  comprise  over  48% of  total noninterest  income,  excluding net investment  securities  gains (losses).  The increase in 2000's  growth rate largely  reflects the  previously  mentioned EAM acquisition,  without which financial  services  revenues would have nonetheless climbed 20%. Overall,  financial  services  contributed $3.0 million or 10.5% of the  Company's  pretax net  income  this year  (before  allocation  of  indirect corporate expense)  reflecting nearly a 30% return on revenue.  In 1999, the net income  contribution  was $1.8 million or 6.9%, with a return on revenue also of
30%.

Assets under management from the Company's several financial services businesses reached  $1.28  billion in 2000  compared  to $583  million  in the prior  year, largely  reflective  of the  addition of Elias Asset  Management.  Revenues  and assets under management from these financial segments are as follows:

o    Fees from personal  trust  services  were $1.4 million,  up 9.9% in 2000 as compared  to a 9.0%  increase  in 1999.  Recurring  trust  fees  (excluding periodic estate fees) related to individual  investment management accounts and annual  trust  administration  (together  representing  89% of personal trust income) grew a combined 5.9%.  Personal trust assets under management reached  nearly  $172  million by year end, up  approximately  .5% over the prior twelve months.

     Greater focus on business development,  including pro-active integration of its major referral sources--the Company's twelve Financial Consultants; its
     Benefit Plans Administrative Services subsidiary;  its newly acquired asset management  subsidiary,  Elias Asset Management,  Inc. (see below); and the
     CBNA branch  network--is  expected to accelerate  future  fiduciary  income growth.

o    Revenue from record  keeping and consulting  services  provided by Benefits
     Plans Administrative  Services, Inc. (acquired in July 1996), combined with investment  management  services through the Bank's employee benefits trust division  (EBT),  totaled $3.0 million in 2000  compared to $2.6 million in
     1999, a 15.7% increase.  Retirement plan assets reached nearly $267 million at year-end 2000, up 16.3% over 12 months earlier.

     During  2000,  BPA formed  marketing  alliances  with  several  mutual fund companies and third party  brokers.  These  relationships  contributed to a
     700% increase in sales  activity in the fourth quarter over the same period in 1999. The Company's  market  continues to grow from a local base to plan sponsors  situated  in the urban  centers  of New York  State  and  beyond.
     Twenty-five  percent of all new account  activity in 2000 involved  defined contribution  administration and custodial services for companies in Puerto
     Rico.

     BPA/EBT  supports  defined benefit 401(k),  403(b)(7),  457, ESOP and other forms  of daily  valuation  defined  contribution  plans,  enhancing  these products with voice response and transactional web services.

o    2000 is the seventh year in which CBSI has offered mutual funds, annuities, and other investment products through Financial  Consultants (FCs) situated in various  locations  throughout  the Bank's  branch  network.  Commission income  from this  source  grew 41% in 2000 to $1.8  million,  compared  to nominal growth in 1999 of 6.5%.

     Theseproducts  and services have been delivered since March of 1999 through the  Company's  own  broker-dealer,  Community  Investment  Services,  Inc.
     (CISI),  having been previously  been provided in partnership  with a third party  which  guided the Company in becoming  established  in the  business beginning in mid-1994,  PrimeVest Financial Services,  Inc. of Saint Cloud,
     Minnesota.  In late  1999  and in the fall of 2000,  CISI  established  two stand-alone brokerage offices in Lockport and Jamestown,  NY, respectively.
     These  offices  are  staffed  with  professionals   attracted  from  larger
     brokerage  companies,  who have  brought much of their books of business to
     CISI.

     During the last five years, commission income from the sale of mutual funds and related  products have grown at an annual  compound growth rate of over
     30%. Assets under management of CISI reached $220 million by year-end 2000, up $37 million or 20% over the prior twelve months.

o    Community  Bank has long been in the business of selling  creditor life and disability insurance to installment and mortgage loan customers through its branch  system.  Revenues from this  activity,  including the Bank's annual dividend from the New York State Bankers life insurance  subsidiary through which the creditor life insurance is written, plus commissions generated by the sale of insurance products through the Company's Financial Consultants, amounted to $845,000 in 2000, up 16.1% over last year. The latter insurance products are distributed through Community Financial Services, Inc. (CFSI), established  in mid-1998 with a focus on the sale of long-term  health care and other selected insurance vehicles.

o    Lastly,  revenues from Elias Asset Management (EAM),  purchased on April 3,
     2000,  reached $3.09 million this year, up from $2.46 million or nearly 26%
     from  the   comparable   nine  month   period  in  1999  when  EAM  was  an
     independently-owned   company.  Its  customer  base  is  approximately  52%
     individuals,  followed  by 22%  corporations,  and 26%  largely for trusts, foundations, endowments, and estates. Despite unfavorable market conditions during the year,  as  reflected by a 9.1%  decrease in the  Standard  &
     Poor's 500 index, total assets under management ended 2000 at $624 million, down 4.3%. This reflects net new business of $56

In  addition  to its  financial  services  businesses,  another  segment  of the
Company's  noninterest income is its specialty  products,  which largely include electronic  products  and  mortgage  banking  and  servicing  activities.  These activities  in  2000  contributed  9.1% of  noninterest  income,  excluding  net investment securities gains (losses). Total revenues were $1.93 million, up 4.9%
from $1.84 million in 1999, largely due to increased electronic product revenues as discussed below.  Over the last five years,  specialty  product revenues have grown at an annual compound growth rate of nearly 36%.

o    Fees earned from electronic products reached $1.6 million this year, up 16%
     from 1999.  This  increase  was  primarily  due to the  Company's  Visa(TM)
     affiliation,  which rose to $1.1 million,  reflecting  continued  growth of
     Visa  Check  Card  revenues   (climbing  29%)  and  ATM  surcharge  income,
     increasing 7% to $474,000. Visa merchant discount fees fell 3.3% in 2000.

o    Mortgage  banking  fees were  $293,000 in 2000,  down from  $403,000 in the prior year. The primary reason for the decrease was the sharp  reduction in loans sold to $9.2  million from $37.0  million in 1999,  when the purchase money mortgage and refinancing market was much more favorable.  This change is  reflected  in a  reduction  in the  incremental  increase  in  mortgage servicing  rights  from  $239,000 in 1999 to $33,000  this year,  partially offset by gains on loans sold of $39,000 this year versus a loss of $29,000 last year.  Loan  servicing  fees were  $221,000 in 2000, up 14.5% from the previous year on a serviced loan  portfolio of  approximately  $90 million, consisting of about 1,521 loans.

o    Thirdly,  the Company  established a relationship  in 1999 with a national, third-party leasing company,  Synergy Resources of Bloomington,  Minnesota, which  pays  referral  commissions  on leases  booked  for CBNA  customers.
     Revenues, largely from small equipment leases, were $41,000 this year, down from  1999's  level  of  $59,000.  Customers  may  submit  applications  by telephone, fax, or the Internet.

The second and previously largest segment of the Company's recurring noninterest income is the wide variety of fees earned from general banking  services,  which reached  $9.0  million  in 2000,  up 7.9%  from the  prior  year.  This  segment contributed 43% of noninterest income, excluding net investment securities gains
(losses).  The increase in these revenues is generally in the single digit range because they are largely  dependent on deposit  growth and expansion of services
provided   through  CBNA's  branch  network.   However,   the  Company's  branch
acquisitions  beginning  in 1994 have  resulted in a five-year  annual  compound growth rate in these revenues of nearly 17%.

o    Service  charges on deposit  accounts and overdraft  fees increased to $7.2 million in 2000, a 9.0% growth rate compared to a 5.6% growth rate in 1999.
     This year's  improvement  reflects a $630,000  increase in overdraft  fees, reflective of the full-year  impact of price  increases which took place in the fourth quarter of 1999.

o    General  commissions and miscellaneous  income at $1.9 million were up 4.2%
     in 2000.  This increase is attributable  to  approximately  $71,000 more in
     Canadian exchange revenues and $45,000 additional  earnings on a service in conjunction  with SEI  Investments,  which  "sweeps"  the  excess  checking account deposits of commercial customers into an interest-bearing overnight investment instrument.

Income from periodic  transactions in 2000 largely  includes  $212,000 in losses taken on $11.6 million in investment sales, with the net proceeds  reinvested at higher yields to achieve  greater  resulting  cash flows than had the securities been held to maturity.  This amount compares to losses of $638,000  million last year on a combined $14.6 million in investment  sales.  The investment gains and losses taken over the last two years are  illustrative  of the Company's  active management of its investment portfolio to achieve a desirable total return and a targeted level of combined  interest income and securities gains (losses) across financial market cycles.

Other amounts of periodic  income in 2000 were  $111,000  compared to $47,000 in the prior year; this was largely due to gains on the sale of branch property and other miscellaneous assets in the normal course of business.

Noninterest income,  excluding transactions related to investment securities and disposal of branch  properties,  as a percent of  operating  income was 21.7% in
2000, an increase of 3.4 percentage points from the prior year. Since 1994, this ratio has risen 9.7  percentage  points  from  12.0%,  resulting  from a focused effort to raise product revenues less susceptible to interest rate  fluctuation.
Compared to peers as of  September  30, 2000,  this ratio  increased to the 58th peer percentile, up from the 47th percentile in 1999.

In  light  of  management's   ongoing  objective  to  grow  noninterest  income,
opportunities to develop new fee-based products are actively pursued,  including newly  permitted  activities  under the 1999  Financial  Modernization  Act;  in addition, emphasis continues on the collection of fees (minimizing limitation on waived  fees)  for  providing  quality  service.  In an  effort  to focus on and accelerate growth of the Company's  financial service  businesses,  Michael.  A.
Patton,  who has headed for many years the Bank's trust department and Financial
Consultant  activities  along with general  banking  activities  in the Southern
Region, was named President, Financial Services, in February 2000.

The following  table sets forth selected  information by category of noninterest income for the Company for the years and quarters indicated.

                                        -------------------------------------------------
(000's omitted)                         Years ended December 31,          Quarters
                                                                            ended
                                                                        December 31,
                                        -----------------------------   -----------------
                                         2000       1999      1998      2000      1999
                                         -----      -----     -----    -----     -----

Personal trust                          $1,418     $1,290    $1,183     $410      $328
EBT/BPA                                  2,992      2,586     2,333      777       594
Elias Asset Management                   3,091          0         0    1,052         0
Insurance                                  845        728       518       92        83
Other investment products                1,788      1,268     1,222      468       346
                                       -------------------------------------------------
            Total financial services    10,134      5,872     5,256    2,799     1,351

Electronic banking                       1,595      1,379     1,140      386       407
Mortgage banking                           293        403       737       58        36
Commercial leasing                          41         59         0        9        14
                                        -------------------------------------------------
            Total specialty products     1,929      1,841     1,877      453       457

Deposit service charges                  3,331      3,373     3,246      827       851
Overdraft fees                           3,827      3,197     2,975      971       841
Commissions                              1,869      1,795     1,473      469       408
                                        -------------------------------------------------
            General banking services     9,027      8,365     7,694    2,267     2,100

Miscellaneous revenue                       30         47       473        3      (12)
                                        -------------------------------------------------

      Total noninterest income excl.
               security gains/losses    21,120     16,125    15,300    5,522     3,896

Security gains/losses (a)                (212)      (638)     2,287        0     (416)
Disposition of branch properties            81         0      (219)       81         0
                                        -------------------------------------------------
            Total noninterest income    20,989     15,487    17,368    5,603     3,480

Noninterest income as a percentage
of operating
income (excludes net securities
gains (losses) and
disposal of branch properties)           21.7%      18.3%     19.0%    22.4%     16.9%

(a) includes  $327,000 of investment  gains on securities  sold upon adoption of
FAS 133 in third quarter 1998.

Noninterest Expense

Noninterest  expense or overhead  rose $3.3 million or 6.2% in 2000  compared to
$857,000  or 1.7% in  1999.  Excluding  the $2.1  million  impact  of the  April purchase  of Elias  Asset  Management  (EAM),  noninterest  expense  was up $1.1 million or 2.1% in 2000.  This year's  overhead of $56.0 million as a percent of average assets was 2.92%, down from 3.06% in 1999; however, the ratio remains in the peer normal 50th percentile.  Excluding  amortization of intangible  assets,
which  is  a  significant   non-cash  expense  for  the  Company  and  virtually
non-existent for its peer group,  CBSI's noninterest  expense ratio was 2.68% in
2000 compared to 2.95% for peers.

For CBSI as a whole,  higher personnel  expense accounted for over 75% of 2000's increase in overhead,  with personnel costs being up 9.3% as a result of the EAM acquisition  versus  rising 2.5% in 1999.  The  remainder  of the  increases  in salary, benefit, and payroll tax expenses reflect modest annual merit awards for employees.  Total full-time equivalent staff at year-end 2000 was 701 versus 711 at  year-end  1999,  down as the result of  attrition  and  several  cost saving initiatives  during the year. These  initiatives  included  consolidation of the
Company's  collection,  indirect installment loan approval,  mortgage servicing, and  first-day  deposit  operations  functions,  all of  which  were  previously performed  in each of the Canton  and Olean,  NY  operations  or  administrative centers.

Nonpersonnel expense rose $809,000 or 3.1% this year as opposed to a $219,000 or
0.8% increase in 1999. This was largely caused by increases in data  processing, up $495,000 or 12.5%; depreciation on equipment, up $170,000 or 5.8%; and office supplies,  up $178,000 or 14.6%.  These increases were partially offset by lower professional  fees,  down  $41,000  or 2.1%.  The bulk of the  increase  in data processing  relates to an  accounting  classification  change that now considers processing charges related to the Company's  broker-dealer as a separate expense versus  previously  applying it against revenue.  Depreciation on equipment rose due to the full year impact of purchases of new computers  (replacements because of required Year 2000 upgrades),  installation of check  reader/sorters  for the
Olean and Canton, NY operations centers,  and conversion to an image-based check processing  system  for  the  Northern  Markets  of  the  Company  in  mid-2000.
Implementation  of the image system for the Southern  Markets  followed later in the  year,  and  depreciation  on this  phase  will  begin in 2001.  Most of the
remaining   increases  in  these   non-personnel   areas   reflects   additional
expenditures--some  one-time--related  to the conversion of the Company's  check processing operations to image processing.

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

In 2000, the nominal  efficiency ratio decreased 2.3 percentage  points to 57.4%
while the recurring ratio decreased 1.3 percentage  points to 52.6%.  Management believes it is more meaningful to use the recurring ratio to compare to national norms,  because as  mentioned  above,  most of the  Company's  peers do not have intangible  expense to the  significance  that CBSI has. On that  basis,  CBSI's ratio  is more  favorable  than  the peer  bank  ratio  of  60.6%  based on data available as of September 30, 2000. The improvement in the 2000 efficiency ratio is a function of several  factors:  an increase  in net  interest  income due to higher  earning  assets and reduced  premium  amortization  on the Company's CMO securities,  steady  progress in developing  more sources of noninterest  income
(cost  recovery and penalty fees on the banking side of the business  having the greatest  impact on the ratio),  and  persistent  control of  overhead  expense.
Excluding the Company's  financial  services  businesses,  which by their nature carry a higher  efficiency ratio (67.9% in 2000), the efficiency ratio was 50.8%
for the year.

While the Company's  expense ratios have generally  been  favorable,  management
maintains   a   heightened   focus  on   controlling   costs   and   eliminating
inefficiencies. Areas for improvement have been identified through detailed peer comparisons,  a  bank-wide  program of  employee  involvement,  targeted  use of outside  consultants,  and review of  productivity-enhancing  technology.  These combined efforts are intended to offset pressure from future price increases and higher  transaction  volumes and enable the Company to more fully  benefit  from economies of scale as it continues to grow. Specifically, the Bank benefited for the entirety of 2000 from the creation of its  broker-dealer  subsidiary  during the first quarter of 1999,  which brought down the expense of processing  mutual funds and related products, and partially in 2000 from the overhead savings from the  aforementioned  conversion of the Company's check processing  operations to image during the second and third  quarter of this year.  Also  contributing  to better  productivity and control during 2000 were consolidation of the Company's
collection,   indirect  installment  loan  approval,   mortgage  servicing,  and
first-day deposit operations  functions,  all of which were previously performed in each of the Canton and Olean, NY operations or administrative centers.

The following table sets forth information by category of noninterest expense of the Company for the years and quarters indicated.

                               --------------------------------  --------------------
(000's omitted)                  Years ended December 31,         Quarters ended
                                                                   December 31,
                               --------------------------------  --------------------
                                2000       1999        1998       2000       1999
                               -----      -----       -----      -----      -----
Personnel expense            $28,834    $26,388     $25,750     $7,456     $6,654

Net occupancy expense          3,959      3,919       4,056      1,006        936

Equipment expense              3,677      3,465       3,501        906        888

Professional fees              1,896      1,937       2,142        458        404

Data processing expense        4,450      3,955       3,928      1,089      1,078

Amortization of intangibles    4,670      4,615       4,640      1,187      1,149

Stationary and supplies        1,396      1,218       1,344        333        307

Deposit insurance premiums       278        183         189         69         46

Other                          6,829      7,053       6,326      1,726      1,599
                               ---------  ---------   ---------  ---------  ---------
   Total noninterest expense $55,989    $52,733     $51,876    $14,230    $13,061

Total operating expenses       2.92%      3.06%       3.11%      2.85%      2.90%
as a percentage of average assets
Efficiency ratio (1)           52.6%      53.9%       58.5%      52.8%      51.7%

(1) Noninterest expense excluding nonrecurring items and amortization of deposit intangibles divided by operating income excluding all nonrecurring items.

Income and Income Taxes

Income  before tax in 2000 was $29.0  million,  up 13.6%  over the prior  year's amount.  When income is recast as if all tax-exempt  revenues were fully taxable on a  federal  basis,  2000's  results  rose by $4.3  million  or 14.5% to $34.2 million before tax.

The main reasons for improved  pretax  earnings were the favorable  $4.1 million increase in net interest  income (full  tax-equivalent  basis) related to strong earning asset growth (up 13.2% or $207.1 million on average),  a $5.1 million or
31.5% climb in noninterest income,  excluding net securities gains (losses), and a  $426,000  reduction  in  securities  losses  compared  to the prior year (see
Investments  section of this report).  These factors were partially  offset by a
$3.3 million (6.2%) increase in overhead expense (largely  relating to the Elias
Asset Management acquisition),  and a $2.0 million increase (39.8%) in loan loss provision expense as a result of two unusual and isolated  commercial loans that were written down during the last half of 2000.

The  Company's  combined  effective  federal  and state tax rate  decreased  one percentage  point this year to 30.0%.  The decrease  resulted from effective tax planning,  principally  because of increased  purchases of tax-exempt  municipal investments and other income during the year.

Capital

Shareholders' equity ended 2000 at $139.4 million, up 28% from one year earlier.
This  improvement  reflects  earnings  for the year and the  positive  change in market  value  adjustment  (MVA) of the Bank's  available-for-sale  investments, offset by dividends paid to shareholders  and the cost of  repurchasing  100,000 shares of CBU common stock during 2000. The Company's  stock  buy-back  program, under which 648,100  shares have been acquired as Treasury  stock,  representing
8.5% of the shares  outstanding  prior to the  inception  of the program in late summer 1998, reflects the Company's belief that its common stock is an excellent investment  and that the  financial  markets  are not fully  valuing  its strong banking franchise. Excluding the MVA and purchase of Treasury stock in both 1999 and 2000,  capital rose by $13.0  million or 9.6%.  Shares  outstanding  fell by
99,000 during the year due to the  aforementioned  repurchase of stock offset by the exercise of stock options.  Subsequent to year end, the  repurchased  shares were reissued in conjunction with the acquisition of the Citizens  National Bank of Malone.

Despite the repurchase of stock,  the ratio of tier I capital to assets (or tier
I leverage ratio),  the basic measure for which regulators have established a 5%
minimum to be considered  "well-capitalized,"  remains sound at 5.79%, virtually unchanged  from one year ago. The total  capital to  risk-weighted  assets ratio decreased 33 basis  points  during 2000 to 10.25% as of year end compared to the
10% minimum requirement for  "well-capitalized"  banks. The Company is confident that capital levels are being prudently balanced between regulatory and investor perspectives.

Cash dividends  declared on common stock in 2000 of $7.3 million  represented an increase of 6.2% over the prior year.  This growth  largely  reflects a two cent per share increase in the quarterly common stock dividend beginning in the third quarter  of 2000 from $.25 to $.27.  This  marks the ninth  consecutive  year of dividend increases,  which have resulted in an 11.8% compound annual growth rate over that time period.

Raising the  Company's  expected  annualized  dividend to $1.08 per common share reflects management's  confidence that earnings strength is sustainable and that capital can be maintained at a satisfactory  level.  The dividend  pay-out ratio for  the  year  was  36.0%  compared  to  39.0%  and  41.2%  in 1999  and  1998, respectively,  now at the mid-point of the Company's  targeted pay-out range for dividends on common stock of 30-40%.  Its pay-out  ratio has  historically  been strong relative to peers.  During the 1995-1998 period,  the pay-out,  including
preferred   dividends,   ranged  from  the  66th  to  74th
percentile.  For 2000 and 1999,  the ratio has been in the  58th  and
61st peer percentile, respectively.

Loans

The amounts of the Bank's loans outstanding (net of deferred loan fees or costs)
at the dates  indicated  are shown in the following  table  according to type of loan:

                                                          As of December 31,
                                     -----------------------------------------------------------------
                                         2000         1999         1998         1997          1996
                                     -----------------------------------------------------------------
Real estate mortgages:
     Residential                     $379,040     $334,104     $266,841     $278,912      $225,088
     Commercial loans secured by      135,545      120,926      124,828       85,962        56,959
real estate
     Farm                              19,850       17,652       12,486       10,434         8,296
                                     -----------------------------------------------------------------
          Total                       534,435      472,682      404,155      375,308       290,343

Commercial, financial, and
agricultural:
     Agricultural                      26,489       27,722       22,691       23,894        21,689
     Commercial and financial         181,877      171,660      168,984      138,067        99,445
                                     -----------------------------------------------------------------
         Total                        208,366      199,382      191,675      161,961       121,134

Installment loans to individuals:
     Direct                           113,353      112,698      105,480       89,138        62,176
     Indirect                         227,645      221,593      205,159      198,853       171,583
     Student and other                  1,131        1,545        6,477       10,880         9,635
                                     -----------------------------------------------------------------
          Total                       342,129      335,836      317,116      298,871       243,394

Other Loans                            14,205        2,043        5,581        8,887         3,496
                                     -----------------------------------------------------------------
Gross Loans                         1,099,135    1,009,943      918,527      845,027       658,367

Less: Unearned discounts                  409          720        1,307        1,815         5,893
                                     -----------------------------------------------------------------
Net loans                           1,098,726    1,009,223      917,220      843,212       652,474

             Reserve for possible      14,614       13,421       12,441       12,434         8,128
                      loan losses
                                     -----------------------------------------------------------------

Loans, net of loan loss reserve    $1,084,112     $995,802     $904,779     $830,778      $644,346

Loans outstanding,  net of unearned discount, reached a record $1,099 million as of  year-end  2000,  up over $89.5  million or 8.9%  compared  to twelve  months earlier.  About 27% of 2000's growth came from 20 branches  acquired in mid-1997 from Key Bank,  N.A.  and Fleet  Bank,  with a like  amount  coming  from the 12 branches (net of three subsequently sold) purchased from Chase Manhattan Bank in mid-1995.  Thus,  more than half of the Company's  loan growth in 2000 reflected the markets opened by its strategic branch acquisitions over the last six years.
Loan growth in 1999 was $92.0 million or 10.0% compared to $74.0 million or 8.8%
in 1998.

The  Company's  predominant  focus  on the  retail  borrower  enables  its  loan portfolio to be highly  diversified.  Approximately 64% of loans outstanding are oriented to consumers borrowing on an installment and residential  mortgage loan basis.  Over the last  several  years,  the  growth  rate of  CBSI's  commercial business  loans  has  exceeded  that of loans to  individuals,  and this  sector exhibits a high  degree of  diversification  as well.  Loans are  typically  for amounts under  $75,000,  with  approximately  83% of our customers  representing about 28% of commercial loans outstanding.  Slightly over thirty-five percent of our  commercial  portfolio  is  comprised  of loans in excess of  $500,000.  The portfolio  contains  no  credit  card  receivables.  The  overall  yield  on the portfolio is in the attractive 66th peer percentile.

The "Nature of Lending"  table below recasts the Company's  loan  portfolio into four major lines of business.  As  previously  discussed,  much of the 2000 loan growth relates to new business  generated in markets where acquired branches are located.  The increase in business lending  accounted for 36% of the $90 million in total  loan  growth in 2000  versus 44% of 1999's $92  million  increase.  An increase in consumer direct loans  contributed 14% toward total growth this year versus 16% in 1999.  Consumer  indirect  loans  accounted  for 7% of this year's increase,  down from 18% in the prior year.  The decrease in direct and indirect consumer loans reflects softening demand in the automotive industry. Lastly, the share of this year's total loan increase for consumer mortgages was 43%, up from
1999's share of 22%,  reflective  of the even greater  success of the  Company's no-closing  cost product.  The  following  more fully  discusses the  underlying reasons for these changes by each of the Company's four major lending activities or lines of business.

                                Nature of Lending
                                 Mix at Year End
                                          ($ million and %)
----------------------- ------------------- --------------------- ------------------ --------------------
     Total Loans        Consumer Mortgage     Business Lending    Consumer Indirect    Consumer Direct

Year     000's  Change% 000's  TotalChange  000's  Total  Change  000's Total Change 000's  Total  Change
           $              $           %       $      %      %      $     %      %      $      %      %
2000     1,099    8.9%    258  23%   17.7%    398    36%    8.7%   228   21%   3.2%    215    20%   5.8%
1999     1,009   10.0%    219  22%   10.1%    366    36%   12.5%   221   22%   8.3%    203    20%   8.1%
1998       917    8.7%    199  22%   21.6%    326    36%   13.0%   204   22%   2.6%    188    20%  -2.3%
1997       843   29.2%    164  19%    7.8%    288    34%   36.7%   199   24%  18.6%    192    23%  57.5%
1996       652   16.5%    152  23%    3.2%    211    32%   21.3%   168   26%  24.2%    122    19%  17.4%
-------- ------ ------- ------ ---- ------- ------ ------ ------- ----- ----- ------ ------ ------ ------

The combined  total of general  purpose  business  lending,  dealer floor plans, mortgages  on  commercial  property,  and  farm  loans is  characterized  as the
Company's  business lending activity.  At $398 million,  this segment represents
36% of loans  outstanding  at year-end,  having  steadily  expanded its share by eight  percentage  points since  year-end  1994.  Outstandings  climbed over $31 million or 9% in 2000 compared to a 13% growth rate for 1999 and 1998. Growth in the past three years has resulted from persistent  business  development efforts and the  contributions  of new  lenders  who joined  the Bank often from  larger banking institutions, frequently bringing their books of business with them over time. The portfolio is broadly  diversified by industry type,  reflective of the nature of the Company's markets.  The largest share is service businesses (24%),
followed   by   finance/insurance/real    estate   (14%),   retail   trade   and
agriculture/forestry/fishing (each at 13%), manufacturing and dealer floor plans
(each at 9%), and miscellaneous industries (18%).

Demand for installment debt indirectly  originated through  automobile,  marine, and mobile home dealers increased modestly in 2000.  Outstandings ended the year
3% or $6 million higher,  primarily resulting from growth in the Bank's Southern
Region.  This  compares to growth of 8% or $17 million in 1999.  This  portfolio segment,  of which 90% relates to  automobile  lending  (72% of the vehicles are used  versus 28% new),  constitutes  21% of total loans  outstanding,  down only slightly  from  1999,  but down  from its peak of 26% in  1996.  A  slowdown  in automobile sales during the latter half of 2000 primarily explains the reduction in growth versus 1999.

The segment of the Company's loan portfolio  committed to consumer  mortgages is predominantly  fixed (93%) versus adjustable rate (7%) residential  lending.  It accounts for $258 million or 23% of total loans  outstanding.  Growth during the last two years  ($38.8  million  or 17.7% in 2000 and $19.5  million  or 9.8% in
1999) is  attributable  to the  attractiveness  of the  Bank's  no-closing  cost mortgage  product  both  for home  purchase  or  refinancing  as well as being a vehicle for consumers to term-out higher cost credit card debt. Portfolio growth is lower than it could have been due to a program  which  began in  mid-1994  to sell selected fixed rate  originations in the secondary  market.  The purpose of this  program,  with sales of $39.3  million in 1998,  $37.0 million in 1999 and
$9.5 million this year, is to develop a meaningful source of servicing income as well as to provide an additional tool to manage interest rate risk.

The direct  consumer  lending  activity  increased  6.1% or $12 million in 2000.
1999's  outstandings  rose  8.0%  or  $15  million,  in  part  reflective  of an aggressive promotion largely in the Bank's Southern Region, versus a decrease of
2.5% or $5 million in 1998.  This line of business is comprised of  conventional
installment  loans  (including  some  isolated   installment  lending  to  small
businesses),  personal  loans,  student  loans  (which  are sold once  principle repayment begins), and borrowing under variable and fixed rate home equity lines of credit.  The  consumer  direct  segment as a percent of total  loans was 20%, equal to the 1999 portfolio share.

The following table reconciles the differences between the line of business loan breakdown  reflected  above as  compared  to  regulatory  reporting  definitions reflected on the Call Report and the table at the beginning of this section.

                                          Line of Business as of December 31, 2000
                          -------------------------------------------------------------------------
                             Consumer      Consumer        Consumer       Business       Total
                              Direct        Indirect       Mortgages       Lending         Loans
                             ----------    -----------    ------------    -----------    -----------
Regulatory Reporting
Categories
Loans secured by real
estate
     Residential               $91,205             $-        $257,415        $30,420       $379,040
     Commercial                     28             $-             298        135,219        135,545
     Farm                           35                              -         19,815         19,850
Agricultural loans                 533                              -         25,956         26,489
Commercial loans                12,299                              -        169,578        181,877
Installment loans to           108,553        227,645              53          5,878        342,129
individuals
Other loans                      2,769                              -         11,436         14,205
                             ----------    -----------    ------------    -----------    -----------

Total loans                    215,422        227,645         257,766        398,302      1,099,135

Unearned Discounts               (409)              -                              -          (409)
                             ----------    -----------    ------------    -----------    -----------

Net Loans                     $215,013       $227,645        $257,766       $398,302     $1,098,726

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of loans outstanding as of December 31,
2000, which, based on remaining scheduled payments of principal, are due in the periods indicated:

                                 ---------------------------------------------------------
                                                 At December 31, 2000
                                 ---------------------------------------------------------
                                                 Maturing
                              Maturing in   After One But       Maturing
                              One Year or     Within Five     After Five      Total Book
                                   Less             Years          Years           Value

                                                    (In thousands)
Commercial, financial, and        $72,942         $70,577        $64,847        $208,366
agricultural

Real estate - construction              0               0              0               0

Real estate - mortgage             53,732          77,090        403,613         534,435

Installment                        24,906         292,496         38,523         355,925
                                  -------        --------        -------         -------

               TOTAL             $151,580        $440,163       $506,983      $1,098,726
                                 =========      =========      =========      ==========

The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates.

                                                 ---------------------------------------
                                                        At December 31, 2000
                                                 ---------------------------------------
                                                      Fixed Rate       Variable Rate

Due after one year but within five years                 $59,361            $380,802

Due after five years                                     357,490             149,493
                                                        --------            -------

               TOTAL                                    $416,851            $530,295
                                                       =========            ========

Nonperforming Assets/Risk Elements

The following table presents information concerning the aggregate amount of nonperforming assets:

                                                           As of December 31,
                                            ----------------------------------------------------
(000's omitted)                                2000       1999       1998      1997     1996
                                            ----------------------------------------------------

 Loans accounted for on a nonaccrual          4,423      4,666      2,473     1,385    2,023
basis

Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payments           1,655      1,047      1,513     2,788      823
                                             ------     ------     ------    ------    -----
          Total nonperforming loans           6,078      5,713      3,986     4,173    2,846

Loans which are "troubled debt
     restructurings" as defined in
Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors
and
Creditors for Troubled Debt                     116        122        134         0       32
Restructurings"

     Other Real Estate                          906        884      1,182       881      746
                                               ----       ----     ------      ----      ---

           Total nonperforming assets         7,100      6,719      5,302     5,054    3,624

Ratio of allowance for loan losses to         1.33%      1.33%      1.36%     1.47%    1.25%
period-end loans

Ratio of allowance for loan losses to
period-end nonperforming loans               240.4%     234.9%     312.0%    298.0%   285.6%

Ratio of allowance for loan losses to
period-end nonperforming assets              205.8%     199.7%     234.6%    246.0%   224.3%

Ratio of nonperforming assets to
period-end
total loans and other real estate owned       0.65%      0.67%      0.56%     0.60%    0.55%

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
is well secured and in the process of collection.

Provision and Reserve for Loan Losses

Nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 2000 at $6.1 million. This level is approximately  $365,000 or 6% higher than one year earlier,  primarily  due to increases in  residential mortgage  and  installment  loan 90-day  delinquencies,  partially  offset by an
improvement   in  commercial   and   installment   nonaccruals.   The  ratio  of
nonperforming  loans to total  loans  fell 2 basis  points  from  twelve  months earlier to .55%. As of September  30, 2000,  when the  nonperforming  loan ratio stood at .58%, the Company's asset quality was in the 50th  percentile  compared to peers. The ratio of nonperforming assets (which additionally include troubled debt  restructuring and other real estate) to total loans plus OREO decreased to
 .65%, down 2 basis points from one year earlier.

Total delinquencies,  defined as loans 30 days or more past due and nonaccruing, finished the year at 2.03% as a percent of total loans  outstanding  compared to
1.32% in 1999,  with most of the increase  taking place during the last three to six months.  As of year-end 2000,  total  delinquencies  for  commercial  loans, installment  loans,  and real estate  mortgages  were 2.75%,  2.11%,  and 1.10%, respectively.  These  measures  compare to  delinquencies  of peer bank  holding companies as of September 30, 2000 of 2.08%, 1.70%, and 1.26%, respectively.  As of September 30, 2000, the  delinquency  ratio was slightly higher than the norm at 1.65% versus 1.58%. The Company's collection function,  which was centralized in  mid-2000  to improve  its  productivity  and  effectiveness,  is striving to reverse this trend and bring  delinquencies  back within the Company's  internal guideline of less than 2.0%.

Problem loans during the last nine months have been  dominated by two commercial credits.  The  first  loan  has  been  written  down  by  $1.47  million  to the liquidation value of its assets;  second and third quarter  write-downs had been based on the  sale  value of the firm as a going  concern.  The  other  loan was secured by fraudulent  receivables discovered in the third quarter, and after an initial  write-down at that time, the lack of successful  litigation  since then has  dictated  that the entire  $1.02  million  balance be  written  off.  These situations are considered by management to be unusual and isolated,  and without them, commercial net charge-offs would have been limited to $635,000, a $214,000 improvement from 1999. The limited asset-based program through which this latter loan was administered is being terminated.  Commercial loan net charge-offs as a whole were $3.1 million or .80% of average  outstandings,  or $635,000 and .16%, respectively,  excluding the above two problem credits; these results compare to
$849,000 and .24% in 1999.

Consumer  installment net charge-offs were down for the second consecutive year, ending 2000 at $2.85 million and .82% of average loans outstanding, down 13% and
21 basis points, respectively. Mortgage net charge-offs were de minimums.

In total, net charge-offs for 2000 were higher by $1.8 million or 44%, finishing the year at $6.0 million or .57% of average  loans  compared to $4.2 million and
 .44% last year. Gross charge-offs rose 33.6% to $7.1 million, or .67% of average loans outstanding versus .56% in 1999. This year's recoveries  declined slightly to $1.1  million,  but rose as a percentage of prior year gross  charge-offs  to
20.4%  from 18.5% in 1999.  As of  September  30,  2000,  the  Bank's  total net charge-off ratio was in the 90th peer percentile based on the peer norm of .17%.
The full year loan loss provision  covered total actual net  charge-offs by 1.20 times,  this margin  serving as a  precaution  in the event the Upstate New York economy weakens after its long sustained period of relative economic health.

Management  continually  evaluates loan loss reserve  adequacy from a variety of perspectives,  including  projected  overall economic  conditions for the coming year,  concentration  of the loan  portfolio  by  industry  and loan  type,  and individual  customer  condition.  The loan loss  reserve was  increased to $14.6 million  versus $13.4  million in 1999;  as a percent of total  loans,  the loss reserve ratio remained constant at 1.33% for year-end 2000. The reserve ratio is slightly above the peer median, being in the 54th peer percentile,  and coverage of  nonperforming  loans as of September 30, 2000 was above the norm in the 53rd percentile; management believes the year-end coverage at 240% to be ample.

As a percentage of average loans,  the annual loan loss provision was well above the  peer  norm in the  91st  percentile  as of  September  30,  2000.  The loss provision ratio increased from .54% in 1999 to .68% this year. Due to higher net charge-offs in 2000 as discussed above, loan loss provision expense increased by
$2.1  million in 2000.  This  compares to an increase of $13,000 and $643,000 in
1999 and 1998, respectively. Loan loss provision expense covered net charge-offs by 120% versus 124% in 1999.

Summary of  Loan Loss Experience

The following table summarizes loan balances at the end of each period indicated
and the daily  average  amount of loans.  Also  summarized  are  changes  in the allowance for possible loan losses arising from loans charged off, recoveries on loans  previously  charged off, and additions to the  allowance  which have been charged to expenses.

                                                                As of Decebmer 31,
                                               -----------------------------------------------------------
(000's omitted)                                   2000         1999        1998        1997      1996
                                               -----------------------------------------------------------

Amount of loans outstanding at end of period   $1,099,135  $1,009,943   $918,527     $845,027  $658,367
                                               ----------- -----------  ---------    --------- --------

Daily average amount of loans (net of          $1,056,229    $951,167   $884,751     $749,596  $602,717
unearned discounts)                             ---------   ---------   --------    ---------  --------

Balance of allowance for possible loan
losses at beginning of period                     $13,421     $12,441    $12,434       $8,128    $6,976

Loans charged off:
   Commercial, financial, and agricultural          3,224         980        698          418       324
   Real estate construction                             0           0          0            0         0
   Real estate mortgage                                16          52         24           25        26
   Installment                                      3,825       4,256      5,375        4,006     2,108
                                                   ------      ------     ------       ------     -----
      TOTAL LOANS CHARGED OFF                       7,065       5,288      6,097        4,449     2,458

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural             96         147        200          185       224
   Real estate construction                             0           0          0            0         0
   Real estate mortgage                                 6           5          4            1         1
   Installment                                        974         980        777          541       488
                                                     ----        ----       ----         ----       ---
      TOTAL RECOVERIES                              1,076       1,132        981          727       713

Net loans charged off                               5,989       4,156      5,116        3,722     1,745
                                                   ------      ------     ------       ------     -----

Additions to allowance charged to expense           7,182       5,136      5,123        4,480     2,897
(1)

Reserves on acquired loans (2)                          0           0          0        3,548         0

Balance at end of period                          $14,614     $13,421    $12,441     $ 12,434  $  8,128
                                                 --------    --------   --------      -------     -----

Ratio of net charge-offs to average loans           0.57%       0.44%      0.58%        0.50%     0.29%
outstanding

(1) The  additions to the  allowance  during 1996  through 2000 were  determined using actual loan loss  experience  and future  projected  loan losses and other factors affecting the estimate of possible loan losses.

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

                                                    As of December 31,
           --------------------- ------------------- ------------------- ------------------ ---------------------
                      2000               1999                1998               1997                1996
               Amount     Percent  Amount     Percent  Amount    Percent  Amount     Percent  Amount     Percent
               of         of       of         of       of        of       of         of       of         of
               Allowance  Loans    Allowance  Loans    Allowance Loans    Allowance  Loans    Allowance  Loans
                          in                  in                 in                  in                  in
                          Each                Each               Each                Each                Each
                          Category            Category           Category            Category            Category
                          to                  to                 to                  to                  to
                          Total               Total              Total               Total               Total
                          Loans               Loans              Loans               Loans               Loans
               -----------------------------------------------------------------------------------------------------
Commercial,
financial,
&
agricultural    $4,331    19.0%     $3,786    19.8%    $4,502    19.7%     $4,136    19.2%     $2,668       18.4%

Real
estate-
                     0     0.0%          0     0.0%         0     0.0%          0     0.0%          0        0.0%
construction

Real
estate -
   mortgage      1,818    48.6%      1,285    46.8%     2,210    43.4%      2,026    44.4%      2,234       44.1%

Installment      7,877    32.4%      7,285    33.4%     4,525    36.9%      4,461    36.4%      2,309       37.5%

Unallocated        588      N/A      1,065      N/A     1,204      N/A      1,811      N/A        917         N/A
                   ---      ---      -----      ---     -----      ---      -----      ---        ---         ---

      Total    $14,614    100.0%   $13,421    100.0%  $12,441   100.0%    $12,434   100.0%     $8,128      100.0%

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

---------------------------------------------------------------------------------------------------------
                                Sources of Funds
                          Average 4th Quarter Balances
                                   ($ Million)
---------------------------------------------------------------------------------------------------------
  Year           IPC Deposits          Public Funds            Capital           Total Funds Sources
                                                              Borrowings
              ---------------------- --------------------  --------------------  ------------------------

               Amount    % Total     Amount    %Total      Amount   % Total         Amount    %Change
               ------    -------     ------    -------     ------   -------         ------    -------
  2000         $1,274      69.2%       $181      9.8%       $385     21.0%          $1,840     10.9%
  1999          1,212       73.1        149       9.0        298      18.0           1,659       9.5
  1998          1,194       78.8        189      12.5        132       8.7           1,515       4.4
  1997          1,190       82.0        163      11.2         98       6.7           1,451      21.4
  1996            903       75.6        124      10.4        168      14.1           1,195      13.4

The  Company's  funding  matrix  continues  to benefit  from a high level of IPC deposits,  which  reached an  all-time  record for a fourth  quarter  average of
$1.274  billion,  an increase of $62  million or 5.1% from the  comparable  1999 period. This is the strongest dollar and percentage  improvement in IPC deposits in the last five years, excluding the impact of branch acquisitions,  reflective of excellent time deposit growth. IPC deposits are frequently considered to be a bank's most attractive  source of funding because they are generally  stable, do not need to be  collateralized,  have a  relatively  low cost,  and because they represent a working  customer base with the potential to be cross-sold a variety of loan,  deposit  and other  financial  service-related  products.  During  the
1996-2000  period,  overall  consumer and business  deposits have increased at a compound annual growth rate of 7.6% per annum.

The mix of CBSI's IPC deposits has changed  modestly over the last five years as measured by the trend of fourth quarter average balances. The time deposit share has  fluctuated  within the narrow  range of 47% to 49%.  Compared  to the prior year,  2000's mix  increased  by 1% to 49% as a result of a $58 million or 10.3%
increase,  reflective of the Company's successful targeted C.D. programs.  Since their inception in the spring of 1999,  these promotions have attracted over $96 million in new money,  or 28% of the  promotions.  Growth in time  deposits also reflects  consumer  movement  away from  immediately  available,  lower  earning savings accounts,  which have declined steadily during the five year period from
24% of IPC  deposits  to the 17%  level  in 2000.  A  portion  of these  savings outflows may have been directed to higher yielding money market accounts,  which have grown from 5% of IPC deposits in 1996 to 7% today.  Lastly,  while interest checking  accounts  have  remained  virtually  constant at 9% over the last five years,  the mix of regular  checking  accounts  (demand  deposits) has increased nicely from 14% in 1996 to 18% today. Excluding time accounts, IPC deposits were up by $3.4  million or .5% in 2000;  a $13  million or 5.8%  increase  in demand deposits and a $13 million or 16.7%  increase in money  markets more than offset reductions in other IPC categories.

Deposits of local  municipalities  increased  $32 million or 22% during the past year,  with balances for fourth  quarter 2000 averaging $181 million versus $149 million  for the same 1999  quarter.  Under New York State  Municipal  Law,  the
Company  is  required  to  collateralize  all  local  government  deposits  with
marketable   securities   from  its  investment   portfolio.   Because  of  this
stipulation,  management  considers  this source of funding to be  equivalent to capital market borrowings. As such, CBSI endeavors to price these deposits at or below  alternative  capital  market  borrowing  rates.  Consequently,  levels of municipal  deposits  fluctuate  throughout the year depending on how competitive pricing compares to the aforementioned  borrowing rates. It should be noted that generally, utilization of municipal deposits has been flat to down over the last five years as a percent of total funding sources.

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
Also  considered  as borrowings  are the $30 million in 9.75%  Company-Obligated
Mandatorily   Redeemable   Preferred   Securities   issued  to  support   1997's
acquisitions  and advances under a $10 million line of credit tied to the 90 day libor rate with a large regional  commercial  bank.  Capital  market  borrowings averaged  $385 million or 21% of total funding  sources for fourth  quarter 2000 compared to $298 million or 18% of total funding  sources for the same period in
1999. As of December 31, 2000, 50% or $183 million of capital market  borrowings
(excluding the aforementioned line of credit and Trust Preferred securities) had original  terms of one year or less.  The balance of  long-term  and  short-term borrowings  represents a move during the last half of the year to convert higher cost short-term  funding to cheaper long-term  funding,  taking advantage of the inverted Treasury yield curve.

The average  daily  amount of deposits  and the average rate paid on each of the following deposit categories is summarized below for the years indicated.

                                                            Years ended December 31,
                                 ----------------------------------------------------------------------
                                             2000                   1999                    1998
                                 ----------------------------------------------------------------------

                                 Average     Average     Average    Average     Average     Average
                                 Balance   Rate Paid     Balance  Rate Paid      Balance  Rate Paid

Non-interest-bearing demand      $247,925      0.00%     $235,874     0.00%     $214,997      0.00%
deposits
Interest-bearing demand           136,962      0.81%     148,489      0.89%      145,141      1.18%
deposits
Regular savings deposits          241,754      2.50%     255,947      2.50%      264,370      2.79%
Money market deposits             109,050      3.59%     109,108      3.10%       99,219      3.08%
Time deposits                     688,547      5.69%     619,851      5.11%      672,972      5.57%
                                                        --------                --------

Total average daily
amount of domestic deposits    $1,424,238      3.53%  $1,369,269      3.12%   $1,396,699      3.55%

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 2000 and 1999 are summarized below:

                                                 At December 31,
                                    ---------------------------------------------
(000's omitted)                                   2000                   1999
                                    ---------------------------------------------

Less than three months                         $73,157                $53,798

Three months to six months                      40,117                 28,644

Six months to one year                          30,688                 18,338

Over one years                                  12,210                 11,618
                                               -------                 ------
                                              $156,172               $112,398
                                             =========               ========

The following table summarizes the outstanding balance of short-term  borrowings of the Company for the years indicated.

                                                            At December 31,
                                                -------------------------------------------
                                                 -------------------------------------------
(000's omitted)                                       2000           1999           1998
                                                 -------------------------------------------
Federal funds purchased                            $38,000             $0        $34,700
Term borrowings at banks (original term)
     90 days or less                               151,100        129,000         30,000
     Over 90 days                                        0        125,000              0
                                                 -------------   ------------  -------------
          Balance at end of period                $189,100       $254,000        $64,700
                                                 =============   ============  =============

Daily average during the year                     $219,794       $119,830        $13,915
Maximum month-end balance                                        $254,000        $64,700
                                                   261,100
Weighted average rate during the year                6.53%          5.24%          5.42%
Year-end average rate                                6.49%          5.60%          5.46%

Investments

The stated objective of CBSI's  investment  portfolio is to prudently  provide a degree  of  low-risk,  quality  assets  to  the  balance  sheet.  This  must  be accomplished  within the constraints of: (a) absorbing funds when loan demand is low and infusing funds when demand is high; (b)  implementing  certain  interest rate risk management  strategies which achieve a relatively  stable level of net interest  income;  (c) providing both the regulatory and  operational  liquidity necessary to conduct day-to-day business activities;  (d) considering investment risk-weights as determined by the regulatory risk-based capital guidelines;  and
(e)  generating  a  favorable  return  without  undue  compromise  of the  other requirements.

Since 1997, the Company has utilized total return as its primary methodology for managing investment  portfolio assets. Under this analytical method, the Company seeks to maximize  shareholder  value  through both  interest  income and market value appreciation.

In the first quarter of 2000, the Bank's balance sheet  simulation  work pointed towards  an  exposure  to  falling  interest  rates.  Growth  in  floating  rate commercial loan assets as well as management's ability to hold rates low on core deposits in the face of rising interest rates  contributed to this risk profile.
To balance this exposure,  management  continued on its 1999 course of extending the maturity and call  protection of new  investments  made throughout the year.
Despite long-term  interest rates falling by more than 100 basis points over the course of 2000, the weighted  average life of the portfolio  stood at 7.37 years on December 31, 2000 versus 8.51 years in the prior period.

The average  portfolio  yield,  calculated on a fully-tax  equivalent  basis and excluding  money  market  investments,  rose to 7.37% in 1999 from  6.89% in the prior year. In the fourth  quarter of 2000,  the portfolio  yield averaged 7.40%
versus 7.21% for the same period in 1999.

Because nearly all of the Bank's  investments  are  classified as  available-for sale, any broad change in market value has a significant  impact on book equity.
As of year-end 2000, the net market value gain over book value was $11.9 million versus a loss of $22.1  million as of year-end  1999.  This  positive  change of
$34.0 million added $20.1 million to book equity, or $2.88 per share outstanding as of December 31, 2000.

Beginning  in late 1999 and  continuing  into  2000,  the Bank  sold low  coupon municipal notes and purchased higher yielding  long-term  municipal bonds.  This municipal tax loss strategy  resulted in net  investment  losses for the year of
$212,000 on sales of $11.6  million.  In 1999,  losses were $638,000 on sales of
$15.3 million.

The  composition  of the  portfolio  continues  to  heavily  favor  U.S.  Agency
Debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMO's and AAA rated and insured  municipal  bonds.  As of year-end  2000,  these four security types  (excluding  Federal Home Loan Bank stock and Federal  Reserve Bank stock)
accounted for a combined 91% of total  portfolio  investments  (33%, 6%, 33% and
19% respectively), down slightly from 94% in the prior year.

Investment Securities

The  following  table sets  forth the  amortized  cost and market  value for the
Company's held-to-maturity investment securities portfolio:

                                                  At December 31,
                             -------------------------------------------------------------------
                                          2000                  1999                1998
                             -------------------------------------------------------------------
                             Amortized              Amortized              Amortized
                             Cost/Book   Market     Cost/Book   Market     Cost/Book Market
                              Value      Value       Value      Value      Value      Value
                              -----      -----       -----      -----      -----      -----
U.S. Treasury securities
     and obligations of
     U.S. Government
     corporations and agencies     $0        $0           $0        $0         $0         $0

Obligations of states and
     political subdivisions     5,351     5,451        5,042     5,084      4,038      4,107

Corporate securities                0         0            0         0          0          0

Mortgage-backed
     securities                     0         0            0         0          0          0
                                   --        --           --        --         --         --

Total                          $5,351    $5,451       $5,042    $5,084     $4,038     $4,107
                              =======    =======     =======   =======    =======     ======

The  following  table sets  forth the  amortized  cost and market  value for the
Company's available-for-sale investment portfolio and grand total carrying value for both portfolios.

                                                   At December 31,
                             -------------------------------------------------------------------
                                         2000                   1999                 1998
                             -------------------------------------------------------------------
                             Amortized              Amortized              Amortized
                             Cost/Book   Market     Cost/Book   Market     Cost/Book  Market
                                Value     Value        Value     Value      Value      Value

                               (In thousands)         (In thousands)        (In thousands)
U.S. Treasury securities
     and obligations of
     U.S. Government
     corporations and        $241,159    $252,381   $177,097    $171,793   $170,464   $175,866
agencies

Obligations of states
     and political            134,653     136,181    118,223     110,125     40,591     41,329
subdivisions

Corporate securities           44,612      44,652     35,914      33,099      9,153      9,382

Mortgage-backed
     securities               297,659     296,792    290,000     284,090    336,090    336,967

Equity securities (1)          24,497      24,497     24,364      24,364     23,784     23,784

 Federal Reserve
      Bank common stock         2,294       2,294      2,174       2,174      2,174      2,174
                               ------      ------     ------      ------     ------      -----

Total                        $744,874    $756,797   $647,772    $625,645   $582,256   $589,502
                             =========   =========  =========   =========  =========  ========

Net unrealized
gains/(losses)
     on available for          11,923               (22,127)                  7,246
                              -------               --------                  -----
sale portfolio

Total Carrying Value         $762,148               $630,687               $593,540
                             =========             =========               ========

(1)   Includes $23,059 in FHLB common stock at December 31, 2000, 1999, and 1998, respectively.

The  following  table sets forth as of December  31,  2000,  the  maturities  of investment securities and the weighted-average yields of such securities,  which have been calculated on the basis cost,  weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                                                   At December 31, 2000
                                  ----------------------------------------------------------

                                               Amount      Amount
                                   Amount    Maturing    Maturing
                                 Maturing   After One After  Five      Amount      Total
                                   Within    Year but   Years but    Maturing       Cost
                                 One Year      Within      Within       After       Book
Held-to-Maturity Portfolio        or Less  Five Years   Ten Years   Ten Years      Value
--------------------------
                              ----------- ----------------------- ----------- ----------
U.S. Treasury and other
     U.S. government agencies          $0          $0          $0          $0         $0

Mortgage-backed securities              0           0           0           0          0

States and political                3,504       1,582         247          18      5,351
subdivisions

Other                                   0           0           0           0          0
                              ----------- ----------- ----------- ----------- ----------

Total Held-to-Maturity             $3,504      $1,582        $247         $18     $5,351
Portfolio Value
                              =========== =========== =========== =========== ==========

Weighted Average Yield for Year (1) 7.69%       7.85%       8.27%       8.96%      7.77%

Available-for-Sale Portfolio

U.S. Treasury and other
     U.S. government agencies     $56,142        $479    $155,969     $28,568   $241,158

Mortgage-backed securities         41,083     130,213      75,236      51,127    297,659

States and political                  514       7,766      29,959      96,414    134,653
subdivisions

Other                               3,023         545       2,000      39,044     44,612
                              ----------- ----------- ----------- ----------- ----------

Total Available-for-Sale         $100,762    $139,003    $263,164    $215,153   $718,082
Portfolio Value
                              =========== =========== =========== =========== ==========

Weighted Average Yield for Year(1)  7.15%       7.60%       7.09%       7.34%      7.27%

(1) Weighted average yields on the tax-exempt  obligations have been computed on a fully tax equivalent  basis assuming a marginal federal tax rate of 35%. These yields  are an  arithmetic  computation  of  accrued  income  divided by average balance;  they may differ from the yield to maturity,  which  considers the time value of money.

Market Risk/Interest Rate Risk

Market risk is the risk of loss in a financial  instrument  arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates,  commodity prices,  and equity prices.  The Company's primary market risk exposure is interest rate risk.  The ongoing  monitoring  and management of this risk, over both a short-term tactical and longer-term strategic time horizon, is an important  component of the  Company's  asset/liability  management  process, which is governed by policies established by its Board of Directors and reviewed and approved  annually.  The Board of  Directors  delegates  responsibility  for carrying  out the  asset/liability  management  policies to the  Asset/Liability
Management  Committee  (ALCO).  In this capacity,  ALCO develops  guidelines and strategies impacting the Company's  asset/liability  management activities based upon  estimated  market risk  sensitivity,  policy  limits,  and overall  market interest rate-related level and trends.

As the  Company  does not believe it is  possible  to  reliably  predict  future interest rate  movements,  it has maintained an  appropriate  process and set of measurement  tools which enable it to identify and quantify  sources of interest rate risk.  The primary tool used by the Company in managing  interest rate risk is income simulation. The analysis begins by measuring the impact of differences in maturity and  repricing  all balance  sheet  positions.  Such work is further augmented by adjusting for prepayment and embedded  option risk found  naturally in certain  asset and  liability  classes.  Finally,  balance  sheet  growth and funding expectations are added to the analysis in order to reflect the strategic initiatives set forth by the Company.

Changes in net interest  income are reviewed after  subjecting the balance sheet to an array of Treasury yield curve  possibilities,  including an up or down 200 basis point (BP) movement in rates from current levels. While such an aggressive movement in rates provides  management with good insight as to how the Company's net interest income may perform under extreme market conditions,  results from a more modest  shift in interest  rates are used as a basis to conduct  day-to-day business decisions.

The following  reflects the Company's  one-year net interest income  sensitivity based on asset and liability levels on December 31, 2000,  assuming no growth in the balance sheet,  and assuming a 200 basis point  instantaneous  rate shock in the prime rate, federal funds rate and the entire Treasury yield curve.

                                REGULATORY MODEL
--------------------------------------------------------------------------------------------------------
          Rate Change                        Dollar Change                 Percent of Flat Rate
        In Basis Points                       (in 000's)                    Net Interest Income
            + 200 bp                           $(1,542)                           (2.2%)
            - 200 bp                             $ 646                             0.9%

A second  simulation  was  performed  based on what the  Company  believes to be conservative  levels of balance sheet growth--high single digit growth in loans, low single digit growth in deposits, and necessary increases in borrowings, with no growth in  investments  or any other major  portions  of the balance  sheet--
along  with 200 BP  movements  over a twelve  month  period in the  prime  rate, federal  funds rate,  and a Treasury  yield curve  moving  closer to  historical spreads to fed funds.  Under this set of  assumptions,  the Bank's net  interest income is showing a mild level of sensitivity  to rising  interest  rates.  In a falling interest rate  environment,  net interest income is slightly better than if rates were  unchanged  as a result of balance  sheet  strategies  implemented throughout 2000.

                                MANAGEMENT MODEL
--------------------------------------------------------------------------------------------------------
          Rate Change                        Dollar Change                 Percent of Flat Rate
        In Basis Points                       (in 000's)                    Net Interest Income
            + 200 bp                           $(1,642)                           (2.3%)
            - 200 bp                            $1,549                             2.2%

The preceding  interest rate risk analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results.
These hypothetical estimates are based upon numerous assumptions including:  the nature  and  timing  of  interest  rate  levels  including  yield  curve  shape, prepayments on loans and securities,  deposit decay rates,  pricing decisions on loans and deposits,  reinvestment/replacement of asset and liability cash flows, and others.  While the assumptions are developed based upon current economic and local  market  conditions,  the  Company  cannot make any  assurances  as to the predictive nature of these  assumptions,  including how customer  preferences or competitor influences might change.  Furthermore,  the sensitivity analysis does not  reflect  actions  that ALCO might  take in  responding  to or  anticipating changes in interest rates.

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
first,  the  relationship  within 30 days between  liquid assets and  short-term liabilities which are vulnerable to nonreplacement;  and second, a projection of subsequent  cash  availability  over an additional 60 days.  The minimum  policy level of  liquidity  under the Basic  Surplus/Deficit  approach is 7.5% of total assets for both the 30- and 90-day  time  horizons.  As of year-end  2000,  this ratio was 13.6% and 12.8%,  respectively,  excluding the  Company's  capacity to borrow additional funds from the Federal Home Loan Bank.

GAP REPORT
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
as of December 31, 2000

Volumes                1-30    31-60    60-90    91-180    181-360    13-24      25-36    37-48    49-60   Over 60
($000's)               Days     Days     Days     Days      Days      Months    Months    Months   Months   Months     TOTAL
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Due from banks              -        -        -         -         -          -         -        -        -   58,880      58,880
Money Market Inv          424        -        -         -         -          -         -        -        -        -         424
Fixed Rate Debentures       -        -        -     6,822    49,551          -    10,479   23,346   43,575  107,386     241,159
Municipals                316      247      487     1,427     1,466      1,317       457    1,459    6,529  126,223     139,928
Fixed Rate Mortgage         -        -        -         -         -          -         -        -        -        -           -
Backed                  2,185    1,920    2,395    10,162    20,684     31,658    33,340   26,418   18,141  125,992     272,895
Floating Rate Mortgage      -        -        -         -         -          -         -        -        -        -           -
Backed                 24,844        -        -         -         -          -         -        -        -        -      24,844
Other Investments           -        -        -         -     3,023        545         -    3,721        -   64,115      71,404
--------------------------------------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS  27,769    2,167    2,882    18,411    74,724     33,520    44,276   54,944   68,245  482,596     809,534
--------------------------------------------------------------------------------------------------------------------------------

Mortgages:
   Adjustable Rate        204      221    2,206     3,923    10,009      1,978         -        -        -        -      18,541
   Fixed Rate           5,107    5,178    5,101    14,739    27,116     45,838    36,378   28,736   22,495   74,886     265,574
   Variable Home Equity39,028    6,329      294     3,418     4,444          -         -        -        -        -      53,513
Commercial Variable   225,271        -        -         -         -          -         -        -        -        -     225,271
Other Commercial       41,638    5,093    5,131    15,618    32,280     62,422    16,360        -        -     (239)    178,303
Installment, Net        9,110    9,559    9,597    28,804    54,591     94,011    68,769   43,699   17,155   22,230     357,525
--------------------------------------------------------------------------------------------------------------------------------
    TOTAL LOANS       320,358   26,380   22,329    66,502   128,440    204,249   121,507   72,435   39,650   96,877   1,098,727

Loan Loss Reserve           -        -        -         -         -          -         -        -        -  (14,614)    (14,614)
Other Assets                -        -        -         -         -          -         -        -        -  128,988     128,988
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS          348,127   28,547   25,211    84,913   203,164    237,769   165,783  127,379  107,895  693,847   2,022,635
AVERAGE YIELD           9.81%    9.14%    8.71%     8.68%     8.35%      8.72%     8.50%    8.10%    7.91%    4.66%       7.38%
================================================================================================================================
LIABILITIES AND CAPTIAL:
Demand Deposits             -        -        -         -         -          -         -        -        -  258,004     258,004
Savings / NOW           1,354    1,354    1,354     4,063    18,542     16,253         -        -        -  314,234     357,154
Money Markets               -        -        -    84,154    27,852          -         -        -        -        -     112,006
CD's / IRA / Other     73,903   54,490   41,660   149,099   276,635    106,178    15,463    6,430    5,364    1,344     730,566
--------------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS     75,257   55,844   43,014   237,316   323,029    122,431    15,463    6,430    5,364  573,582   1,457,730

Short Term Borrowings 133,000   50,000        -         -         -          -         -        -        -        -     183,000
Term Borrowing          6,100        -        -         -         -     10,000     5,000        -        -  165,000     186,100
Trust Securities            -        -        -         -         -          -         -        -        -   29,824      29,824
Other Liabilities           -        -        -         -         -          -         -        -        -   26,603      26,603
Capital                     -        -        -         -         -          -         -        -        -  139,378     139,378
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
AND CAPITAL           214,357  105,844   43,014   237,316   323,029    132,431    20,463    6,430    5,364  934,387   2,022,635
AVERAGE RATE            6.26%    5.81%    5.49%     5.15%     5.87%      5.84%     5.64%    5.28%    5.91%    1.95%       4.00%
================================================================================================================================
GAP                   133,770  (77,297) (17,803) (152,403) (119,865)   105,338   145,320  120,949  102,531 (240,540)
CUMULATIVE GAP        133,770   56,473   38,670  (113,733) (233,598)  (128,260)   17,060  138,009  240,540        -
CUMULATIVE GAP /
TOTAL ASSETS             6.7%     2.8%     1.9%     -5.7%    -11.7%      -6.4%      0.9%     6.9%    12.0%     0.0%

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

New Accounting Pronouncements

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

In September  2000, the FASB issued SFAS No. 140,  "Accounting for Transfers and
Servicing of Financial Assets and  Extinguishment of Liabilities - a Replacement
of SFAS No. 125". This statement revises the accounting and reporting  standards
for  transfers  and  servicing  of  financial  assets  and   extinguishment   of
liabilities.  Under the financial components approach,  an entity recognizes the financial and servicing  assets it controls and the liabilities it has incurred,
derecognizes   financial   assets  when  control  has  been   surrendered,   and
derecognizes  liabilities  when  extinguished.  SFAS No.  140 is  effective  for transfers and servicing of financial  assets and  extinguishment  of liabilities occurring  after March 31, 2001 and  accordingly  would apply to the Company for the quarter  ended June 30,  2001.  The  provisions  of this  statement  are not expected to have a significant  change on the Company's  current  accounting for transfers and servicing of financial assets.

Subsequent Events

ACQUISITION OF THE CITIZENS NATIONAL BANK OF MALONE, BASED IN MALONE, NEW YORK

On January 26, 2001, the Company  acquired the Citizens  National Bank of Malone
(CNB),  an  eighty-year-old  commercial  bank with $113  million in assets,  $59 million in loans,  and $90 million in deposits.  Stockholders  of Citizens  Bank received 1.70 shares of registered  common stock of Community Bank System,  Inc.
(NYSE:  CBU),  resulting in the issuance of 952,000  shares in the  transaction, which was recorded using the purchase  method of  accounting.  Paul M. Cantwell,
Jr., former  Chairman and President of Citizens,  has become a member of the CBU
Board of Directors. Mr. Cantwell will also remain actively involved in Citizens'
market areas as a part-time consultant for a period of five years.

CNB's  four  offices  in  Franklin  County--Brushton,  Chateaugay,  and  two  in
Malone--have the top deposit market share in their respective  towns,  resulting in the Bank now in a virtual  tie for the number one  market  share in  Franklin
County  at  22.0%.  CNB's  fifth  office is in  Hermon;  it is the only  banking facility in the town, further  strengthening the Bank's long-standing number one market share in St. Lawrence County at 27.1%.  These five branches are now being administered from the Bank's Northern Market operations and management center in
Canton, NY.

PROPOSED ACQUISITION OF FIRST LIBERTY BANK CORP., BASED IN JERMYN, PENNSYLVANIA

On November 29, 2000,  the Company  announced  its first  strategic  partnership outside of New York State with the signing of a definitive  agreement with First
Liberty Bank Corp.  (NASDAQ-OTC:  FLIB),  a $647 million asset  commercial  bank based in Jermyn,  Pennsylvania,  to acquire all the stock of FLIB. First Liberty
Bank &  Trust will be merged into Community  Bank,  N.A.  (CBNA),  operating under its present name in Pennsylvania as a division of CBNA.  First Liberty has the second largest deposit market share, at 17%, in Lackawanna County,  where 11 of its 13 branches are  located;  the  remaining  offices are located in Lucerne
County.

At CBU's closing  price on November 28, 2000 of $24.30,  the shares of CBU to be received by FLIB shareholders would have a value of $86.7 million, or $13.61 per share,  representing a price to book value of 144% and a price/trailing earnings ratio of 17.7 times. Based on CBU's current annualized quarterly dividend,  FLIB shareholders  would realize a 37% increase in cash dividends per share. CBU will issue approximately 3,566,000 shares in the transaction,  which will be recorded under the pooling method of accounting.

Pending  approval by  shareholders  of both FLIB and CBU,  and after  regulatory review and the satisfaction of other contingencies,  the transaction is expected to close in second quarter 2001. At that time,  Saul Kaplan,  Peter A. Sabia and
Harold S. Kaplan, FLIB's three largest shareholders,  will become members of the
CBU Board of Directors.  William M. Davis will remain as CEO of the Pennsylvania division of Community  Bank, N.A. FLIB has agreed not to solicit or pursue other transactions,  and the parties have executed an agreement  providing CBU with an option to acquire 19.9 percent of FLIB under certain conditions.

Item 8, Financial  Statements and Supplementary Data

The following  consolidated  financial  statements and independent  accountant's reports of Community Bank System,  Inc. and  subsidiaries are contained on pages
40 through 61 of this item.

- Consolidated Statements of Condition--
  December 31, 2000 and 1999

- Consolidated Statements of Income - Years ended December 31, 2000, 1999, and
  1998

- Consolidated Statements of Changes in Shareholders' Equity - Years ended
  December 31, 2000, 1999, and 1998

- Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998

- Notes to Consolidated Financial Statements -
  December 31, 2000

- Report of Independent Accountants

Quarterly Selected Data (Unaudited) for 2000 and 1999 are contained on page 61.

CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

                                                            December 31,       December 31,
                                                                    2000               1999
-----------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                  $59,304,276        $76,526,657
    Federal funds sold                                                 0         24,200,000
-----------------------------------------------------------------------------------------------

Total cash and cash equivalents                               59,304,276        100,726,657

Investment securities
(approximate fair value of $762,248,000 and                  762,148,042        630,687,585
$630,729,252)

Loans                                                      1,098,726,348      1,009,222,515
     Reserve for possible loan losses                         14,613,877         13,420,610
-----------------------------------------------------------------------------------------------

Net loans                                                  1,084,112,471        995,801,905

Premises and equipment, net                                   26,862,758         25,508,863
Accrued interest receivable                                   18,478,042         14,168,068
Intangible assets, net                                        50,949,252         49,484,949
Other assets                                                  20,780,571         24,323,539
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                              $2,022,635,412     $1,840,701,566
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                   $258,004,313       $225,012,768
      Interest bearing                                     1,199,725,229      1,135,293,216
-----------------------------------------------------------------------------------------------

Total deposits                                             1,457,729,542      1,360,305,984
     Federal funds purchased                                  38,000,000                  0
     Borrowings                                              331,100,000        324,000,000
     Company obligated mandatorily redeemable
preferred securities
        of subsidiary Community Capital Trust 1
holding solely junior
        subordinated debentures of the company                29,823,938         29,817,188
     Accrued interest and other liabilities                   26,606,217         18,090,941
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                          1,883,259,697      1,732,214,113
-----------------------------------------------------------------------------------------------

Shareholders' equity:
     Common stock no par $1.00 stated value for
2000 and 1999;
        20,000,000 shares authorized; 6,993,459 and
7,092,259 shares
        outstanding for 2000 and 1999, respectively            7,641,559          7,640,359
     Surplus                                                  33,343,519         33,327,586
     Undivided profits                                       108,349,087         95,340,837
     Accumulated other comprehensive income                    7,052,563       (13,088,367)
Treasury stock, at cost (648,100 and 548,100 shares
for 2000 and
       1999, respectively)                                  (17,006,288)       (14,718,787)
     Shares issued under employee stock plan -                   (4,725)           (14,175)
unearned
-----------------------------------------------------------------------------------------------

                          TOTAL SHAREHOLDERS' EQUITY         139,375,715        108,487,453

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $2,022,635,412     $1,840,701,566
===============================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
                                                               Years Ended December 31,
-----------------------------------------------------------------------------------------------------
                                                            2000          1999            1998
Interest income:
  Interest and fees on loans                            $96,524,921   $84,853,208     $82,778,201                                                                        $
  Interest and dividends on investments:
     U.S. Treasury                                           99,229       270,681         269,408
     U.S. Government agencies and corporations           15,887,808    12,287,617      16,340,308
     States and political subdivisions                    6,623,617     5,001,876       1,571,670
     Mortgage-backed securities                          21,182,642    17,925,398      19,588,820
     Other securities                                     4,295,185     3,510,586       2,091,495
  Interest on federal funds sold and deposits with          607,490        38,488         298,175
other banks
-----------------------------------------------------------------------------------------------------

Total interest income                                   145,220,892   123,887,854     122,938,077

Interest expense:
  Interest on deposits                                   50,204,754    42,773,861      49,668,906
  Interest on federal funds purchased                       907,519     1,330,890         597,355
  Interest on short-term borrowings                      13,448,491     4,946,617         156,607
  Interest on mandatorily redeemable preferred            2,931,750     2,931,750       2,931,750
securities of subsidiary
  Interest on long-term  borrowings                       6,519,906     3,963,611       5,188,535
-----------------------------------------------------------------------------------------------------

Total interest expense                                   74,012,420    55,946,729      58,543,153
-----------------------------------------------------------------------------------------------------

Net interest income                                      71,208,472    67,941,125      64,394,924
Less: Provision for possible loan losses                  7,181,700     5,136,068       5,122,596
-----------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses      64,026,772    62,805,057      59,272,328
-----------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                       2,548,805     2,344,496       1,921,766
  Service charges on deposit accounts                     7,631,065     7,012,704       6,630,004
  Commissions on investment products                      4,924,413     1,288,083       1,222,328
  Other service charges, commissions and fees             5,913,866     5,223,396       4,412,523
  Other operating income                                    183,067       255,639         893,924
  Investment security gain (loss)                         (212,281)     (637,654)       1,959,384
-----------------------------------------------------------------------------------------------------

Total other income                                       20,988,935    15,486,664      17,039,929
-----------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                         28,834,429    26,387,554      25,749,840
  Occupancy expense, net                                  3,958,678     3,919,378       4,085,818
  Equipment and furniture expense                         3,677,487     3,465,330       3,500,841
  Amortization of intangible assets                       4,670,046     4,614,514       4,639,536
  Legal and professional fees                             1,896,206     1,936,668       1,666,017
  Computer services expenses                              2,570,614     2,389,138       2,334,104
  Other                                                  10,381,568    10,020,488       9,899,793
-----------------------------------------------------------------------------------------------------

Total other expenses                                     55,989,028    52,733,070      51,875,949
-----------------------------------------------------------------------------------------------------

Income before income taxes                               29,026,679    25,558,651      24,436,308
Income taxes                                              8,708,104     7,923,182       8,901,945
-----------------------------------------------------------------------------------------------------

Income before change in accounting                       20,318,575    17,635,469      15,534,363
Cumulative effect of change in accounting principal,
  net of taxes of $133,883 in 1998 (note C)                       0             0         193,860

-----------------------------------------------------------------------------------------------------
NET INCOME                                              $20,318,575   $17,635,469     $15,728,223
=====================================================================================================
Earnings per common share - basic                             $2.88         $2.45           $2.08
=====================================================================================================
Earnings per common share - diluted                           $2.85         $2.42           $2.05
=====================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Years ended December 31, 1998, 1999 and 2000

                                                                                                                                                                                                                                  Common
                                                                                                                                                                                                                                  Shares
                                                                                                                                                                                                                                  Issued
                                                                                                                                                                                                       Accumulated                 Under
                                                                              Common Stock                                                                                                                   Other              Employee
                                                                    -----------------------------------
                                                                         Shares                                                         Undivided               Treasury        Comprehensive        Comprehensive            Stock Plan
                                                                      Outstanding         Amount                     Surplus              Profits                  Stock               Income               Income            - Unearned
Total
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
-------------------

Balance at December 31, 1997                                              $7,586,512        $7,586,512           $32,401,331          $75,335,527                                                       $2,778,913              ($90,300)
$118,011,983

  Net income - 1998                                                                                                                    15,728,223                                 $15,728,223
15,728,223
                                                                                                                                                                            ------------------
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period                                                                                                                               4,822,654
 0
       Reclassification adjustment for gains included
             in net income                                                                                                                                                         (2,287,127)
                                                                                                                                                                            ------------------
  Other comprehensive income, before tax:                                                                                                                                           2,535,527
  Income tax expense related to other comprehensive income                                                                                                                         (1,028,697)
                                                                                                                                                                            ------------------
  Other comprehensive income, net of tax                                                                                                                                            1,506,830            1,506,830
1,506,830
                                                                                                                                                                            ------------------
  Comprehensive income                                                                                                                                                            $17,235,053
                                                                                                                                                                            ==================

  Dividends declared:
    Common, $.86 per share                                                                                                             (6,472,503)
(6,472,503)

  Common stock issued under
     employee stock plan                                                      36,541            36,541               441,441                                                                                                      64,909
542,891

  Treasury stock purchased                                                  (326,600)                                                                         (9,151,956)
(9,151,956)

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
-------------------

Balance at December 31, 1998                                               7,296,453        $7,623,053           $32,842,772          $84,591,247            ($9,151,956)                               $4,285,743              ($25,391)
$120,165,468

  Net income - 1999                                                                                                                    17,635,469                                 $17,635,469
17,635,469
                                                                                                                                                                            ------------------
  Other comprehensive loss, before tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during period                                                                                                                            (30,010,621)
 0
       Reclassification adjustment for losses included
             in net income                                                                                                                                                            637,654
                                                                                                                                                                            ------------------
  Other comprehensive loss, before tax:                                                                                                                                           (29,372,967)
  Income tax benefit related to other comprehensive income                                                                                                                         11,998,857
                                                                                                                                                                            ------------------
  Other comprehensive loss, net of tax                                                                                                                                            (17,374,110)         (17,374,110)
(17,374,110)
                                                                                                                                                                            ------------------
  Comprehensive income                                                                                                                                                               $261,359
                                                                                                                                                                            ==================

  Dividends declared:
    Common, $.96 per share                                                                                                             (6,885,879)
(6,885,879)

  Common stock issued under employee stock plan                               17,306            17,306               484,814                                                                                                      11,216
513,336

   Treasury stock purchased                                                 (221,500)                                                                         (5,566,831)
(5,566,831)

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
-------------------

Balance at December 31, 1999                                               7,092,259        $7,640,359           $33,327,586          $95,340,837           ($14,718,787)                             ($13,088,367)             ($14,175)
108,487,453

  Net income - 2000                                                                                                                    20,318,575                                 $20,318,575
20,318,575
                                                                                                                                                                            ------------------
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period                                                                                                                              33,838,319
 0
       Reclassification adjustment for losses included
             in net income                                                                                                                                                            212,281
                                                                                                                                                                            ------------------
  Other comprehensive income, before tax:                                                                                                                                          34,050,600
  Income tax expense related to other comprehensive income                                                                                                                        (13,909,670)
                                                                                                                                                                            ------------------
  Other comprehensive income, net of tax                                                                                                                                           20,140,930           20,140,930
20,140,930
                                                                                                                                                                            ------------------
  Comprehensive income                                                                                                                                                            $40,459,505
                                                                                                                                                                            ==================

  Dividends declared:
    Common, $1.04 per share                                                                                                            (7,310,325)
(7,310,325)

  Common stock issued under employee stock plan                                1,200             1,200                15,933                                                                                                       9,450
26,583

   Treasury stock purchased                                                 (100,000)                                                                         (2,287,501)
(2,287,501)

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
-------------------

Balance at December 31, 2000                                               6,993,459        $7,641,559           $33,343,519         $108,349,087           ($17,006,288)                               $7,052,563               ($4,725)
$139,375,715

===============================================================================================================================================================================================================================================
===================
The accompanying notes are an intergral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
For Twelve Months Ended December 31, 2000, 1999, and 1998
                                                                    2000              1999           1998
-------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                 $20,318,575       $17,635,469    $15,728,223
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                             3,110,891         2,941,441      2,822,990
      Amortization of intangible assets                        4,670,046         4,614,513      4,639,536
      Net amortization of security premiums and                  438,604         3,719,956      6,922,686
discounts
      Amortization of discount on loans                        (311,491)         (586,746)      1,443,122
      Provision for loan losses                                7,181,700         5,136,068      5,122,596
      Provision (benefits) for deferred taxes                    251,474         (730,136)        383,806
      (Gain)/loss on sale of investment securities               212,281           637,654    (2,287,127)
      (Gain)/loss on sale of loans and other assets            (176,069)         (161,285)      (102,847)
      Change in interest receivable                          (4,309,974)       (1,792,734)      1,017,484
      Change in other assets and other liabilities           (2,201,951)           910,590      2,269,036
      Change in unearned loan fees and costs                 (1,649,528)       (1,328,952)    (1,551,770)
-------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                27,534,558        30,995,838     36,407,735
-------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                11,519,958        13,915,420     87,188,668
  Proceeds from maturities of held to maturity                 3,726,679         2,771,314     55,077,029
investment securities
  Proceeds from maturities of available for sale              33,467,572       171,894,104    110,430,351
investment securities
  Purchases of held to maturity investment securities        (4,035,076)       (3,775,571)    (7,943,215)
  Purchases of available for sale investment securities    (142,739,875)     (255,683,661)  (228,500,654)
  Net change in loans outstanding                           (93,458,733)      (94,033,913)   (78,779,935)
  Premium paid on acquisition of business                    (6,134,349)                 0              0
  Capital expenditures                                       (4,494,194)       (3,753,697)    (4,935,714)
  Proceeds from sales of property and equipment                  132,963           132,963        752,235
  Other investing activities                                           0                 0              0
-------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                 (202,015,055)     (168,533,041)   (66,711,235)
-------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and             (610,522)      (28,505,058)     61,508,239
savings accounts
  Net change in certificates of deposit                       98,034,080        10,745,464   (29,128,619)
  Net change in federal funds purchased                       38,000,000      (34,700,000)   (10,300,000)
  Net change in term borrowings                                7,100,000       224,000,000     20,000,000
  Issuance (retirement) of common and preferred stock             17,133           187,928        474,451
  Treasury stock purchased                                   (2,287,501)       (5,566,831)    (9,151,956)
  Cash dividends                                             (7,195,074)       (6,791,081)    (6,311,580)
-------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities               133,058,116       159,370,422     27,090,535
-------------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                         (41,422,381)        21,833,219    (3,212,965)
  Cash and cash equivalents at beginning of year             100,726,657        78,893,438     82,106,403
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $59,304,276       100,726,657     78,893,438
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                       $72,776,130       $56,577,891    $56,791,512
=============================================================================================================
Cash paid for income taxes                                    $8,546,611        $7,681,112     $9,938,377
=============================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                 $1,888,234        $1,772,982     $1,678,184
Gross change in unrealized gains/losses on
  available-for-sale securities                              $34,050,600     ($29,372,967)     $2,547,473
=============================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community  Bank System,  Inc. (the Company) is a one bank holding  company which wholly-owns  three  subsidiaries,  Community  Bank,  N.A. (the Bank),  Community
Capital Trust I, a subsidiary  business trust, and Benefit Plans  Administrative
Services,  Inc. (BPA).  Community  Capital Trust I was formed for the purpose of issuing mandatorily  redeemable convertible securities which are considered Tier
I capital under  regulatory  capital  adequacy  requirements  (see Note Q). BPA, located in Utica,  New York,  provides  pension  administration  and  consulting
services  to  sponsors  of  defined  benefit  and  defined   contribution  plans
throughout New York State. The Bank operates 67 customer  facilities  throughout
Northern New York, the Finger Lakes Region,  the Southern Tier, and Southwestern
New  York  and  owns  two  banking  related  subsidiaries,  Community  Financial
Services,  Inc. (CFSI), and Community  Investment  Services,  Inc. (CISI).  CFSI
offers  insurance  investment  products  and  CISI  provides  broker-dealer  and investment  advisory  services.  In  addition,  the Bank owns three  non-banking subsidiaries, CBNA Treasury Management Corporation (TMC), CBNA Preferred Funding
Corporation (PFC), and Elias Asset Management, Inc. (EAM). TMC operates the cash management,  investment,  and treasury  functions of the Bank and PFC  primarily engages in investing of  residential  and  commercial  real estate  loans.  EAM, located in Williamsville,  New York,  provides asset management  services to the general public (see Note B).

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

Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure,  are carried at the lower of the unpaid loan balance plus  settlement  costs, or fair value less  estimated  costs of disposal.  At December 31, 2000 and 1999,  other real  estate,  included in other  assets,  amounted to  $906,384  and  $883,919,
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

Mortgage Servicing Rights

Originated  mortgage  servicing  rights are  recorded at their fair value at the time of  transfer  and are  amortized  in  proportion  to and over the period of estimated net  servicing  income or loss.  The Bank uses a valuation  model that calculates the present value of future cash flows to determine the fair value of servicing  rights.  In  using  this  valuation  method,  the  Bank  incorporated assumptions  that  market  participants  would  use  in  estimating  future  net servicing  income,  which included  estimates of the cost of servicing per loan, the discount rate, and prepayment  speeds.  The carrying value of the originated mortgage  servicing rights is periodically  evaluated for impairment using these same market  assumptions.  At December  31,  2000 and 1999,  mortgage  servicing rights,  included  in other  assets,  amounted  to  approximately  $526,201  and
$577,457, respectively.

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

Borrowings

The  carrying  amounts of federal  funds  purchased  and  short-term  borrowings approximate  their  fair  values.  Fair  values  for  long-term  borrowings  are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.

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

Trust Department Assets

Assets held in fiduciary or agency  capacities for customers are not included in the accompanying consolidated statements of condition,  since such items are not assets of the Company.  Fees associated with providing trust management services are  recorded  on cash basis of income  recognition  and are  included  in other income.

Earnings Per Share

Basic  earnings  per share is computed on the basis of actual  weighted  average common shares  outstanding for the period.  Diluted  earnings per share reflects the dilutive effect of outstanding common stock equivalents.

Treasury Stock

Treasury stock purchases are recorded at cost. During 2000 and 1999, the Company purchased  100,000 and 221,500  shares of treasury  stock at an average  cost of
$22.88 and $25.13, respectively.  The Company purchases treasury stock primarily in order to have shares available for issuance under the incentive stock option, restricted  stock  awards  and  non-qualified  stock  option  plan and for other strategic purposes.

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

The fair values of investment  securities,  loans, deposits, and borrowings have been disclosed in footnotes C, D, G, and H, respectively.

Accounting Pronouncements

In  1998,  the  Company  adopted  SFAS  No.  133,   "Accounting  for  Derivative
Instruments  and  Hedging  Activities."  This  statement  requires  an entity to recognize all  derivatives  as either assets or liabilities in the balance sheet and measure those  instruments  at fair value.  Upon  adoption of the SFAS,  the
Company   transferred    investment    securities   from   held-to-maturity   to
available-for-sale  (see Note C). As a result,  securities previously classified as held-to-maturity were sold during the year and investment securities gains of approximately  $194,000,  net of tax, resulting from the sale have been reported as a cumulative effect of a change in accounting  principle.  The Company has no outstanding derivative financial instruments and, accordingly,  adoption of SFAS
133 had no other affect on the Company's financial statements.

Subsequent Events

On January 26, 2001, the Company acquired  Citizens  National Bank of Malone, an eighty-year-old  commercial bank with five branches  throughout Franklin and St.
Lawrence  counties in New York State.  The Company  issued 952,000 shares of its common stock to the former  shareholders  at a cost of $26.50 per share.  All of the  648,100  shares  held  in  the  Company's  treasury  were  issued  in  this transaction. The acquisition is being accounted for under the purchase method of accounting.  The Company  purchased  assets  with a fair value of  $109,965,000, assumed  liabilities  with a fair value of $98,681,000 and recorded  goodwill of
$13,944,000.

The Company  announced its first  strategic  partnership  outside New York State with the  signing on  November  29, 2000 of a  definitive  agreement  with First
Liberty Bank Corp. (NASDAQ-OTC:FLIB), a $647 million asset commercial bank based in Jermyn,  Pennsylvania,  to acquire all the stock of FLIB.  First Liberty Bank and Trust will be merged into Community Bank, N.A.  (CBNA),  operating under its present name in Pennsylvania  as a division of CBNA.  Subject to shareholder and regulatory  approvals,  the  transaction  is expected to close in second quarter
2001.

NOTE B:  ACQUISITIONS

Elias Asset Management, Inc.

On April 3, 2000,  Community Bank System,  Inc.  acquired all the stock of Elias
Asset  Management,   Inc.  (EAM)  for  cash  of  $6.5  million.  EAM,  based  in
Williamsville,  NY, is a nationally  recognized firm with $650 million in assets under  management for individuals,  corporate  pension and profit sharing plans, and  foundations.  In accordance with the stock purchase  agreement,  additional consideration  will be paid if certain  performance  targets are met over a five year period.  This transaction was accounted for under the purchase method,  and the Company  recognized $6.1 million of goodwill,  which is being amortized over
20 years.

NOTE C:  INVESTMENT SECURITIES

The amortized  cost and estimated fair values of investments in securities as of
December 31 are as follows:

                                                      2000                                              1999
--------------------------------------------------------------------------------------------------------------------------------------
                                                     Gross      Gross     Estimated                    Gross       Gross     Estimated
                                   Amortized    Unrealized Unrealized          Fair    Amortized  Unrealized  Unrealized          Fair
Held to Maturity                        Cost         Gains     Losses         Value         Cost       Gains      Losses         Value
--------------------------------------------------------------------------------------------------------------------------------------
Obligations of
     states and political
     subdivisions                 $5,350,574      $100,349       $139    $5,450,784   $5,042,178     $44,647      $2,978    $5,083,847
                                 -----------     ---------      -----   -----------  -----------    --------     -------    ----------

      TOTALS                       5,350,574       100,349        139     5,450,784    5,042,178      44,647       2,978     5,083,847
--------------------------------------------------------------------------------------------------------------------------------------
Available for Sale
--------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies   241,158,578    11,476,840    254,418   252,381,000  177,096,926      39,872   5,343,701   171,793,097

Obligations of
     states and political
     subdivisions                134,652,859     3,348,027  1,819,886   136,181,000  118,223,430     360,414   8,458,684   110,125,160

Corporate Securities              44,611,837     1,152,672  1,112,509    44,652,000   35,914,206           0   2,815,011    33,099,195

Mortgage-backed securities       297,659,183     3,612,686  4,480,229   296,791,640  290,000,398   1,805,835   7,716,143   284,090,090
                               -------------     --------- ----------  ------------ ------------  ----------  ----------   -----------
      TOTALS                     718,082,457    19,590,225  7,667,042   730,005,640  621,234,960   2,206,121  24,333,539   599,107,542

Equity securities                 26,791,827             0          0    26,791,827   26,537,863           0           0    26,537,863
                                 -----------            --         --   -----------  -----------          --          --    ----------

      TOTALS                     744,874,284    19,590,225  7,667,042   756,797,467  647,772,823   2,206,121  24,333,539   625,645,405
--------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain/(loss) on
     Available for Sale           11,923,184                                        (22,127,416)

--------------------------------------------------------------------------------------------------------------------------------------
GRAND TOTAL
CARRYING VALUE                   762,148,042                                         630,687,585
======================================================================================================================================

The amortized cost and estimated  fair value of debt  securities at December 31,
2000, by contractual maturity,  are shown below. Expected maturities will differ from  contractual  maturities  because  borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Held to Maturity           Available for Sale
                              Carrying  Est. Market      Carrying    Est.Market
                                 Value        Value         Value         Value
---------------------------------------------------------------------------------
Due in one year or less     $3,503,930   $3,518,200   $59,679,726   $60,531,542
Due after one through        1,581,421    1,636,720     8,789,622     8,854,670
five years
Due after five years           247,129      275,030   187,928,283   196,052,022
through ten years
Due after ten years             18,094       20,834   164,025,643   167,775,766
                             ----------------------------------------------------
TOTAL                        5,350,574    5,450,784   420,423,274   433,214,000
Mortgage-backed                      0            0   297,659,183   296,791,640
securities
                             ----------------------------------------------------
TOTAL                       $5,350,574   $5,450,784  $718,082,457  $730,005,640
=================================================================================

Proceeds from sales of investments  in debt  securities  during 2000,  1999, and
1998 were $11,520,000,  $13,640,000, and $85,689,000,  respectively. Gross gains of  approximately  $0,  $276,642,  and  $2,287,000  for  2000,  1999,  and 1998,
respectively,  and gross losses of $212,281, $914,000, and $0 in 2000, 1999, and
1998, respectively, were realized on those sales.

Investment  securities with a carrying value of $562, 952,000,  $457,512,000 and
$324,565,708 at December 31, 2000, 1999, and 1998, respectively, were pledged to collateralize deposits and borrowings.

Pursuant to the adoption of Statement of Financial Accounting Standards No. 133,
"Accounting  for Derivatives  Instruments and Hedging  Activities," in 1998, the
Company   transferred   investment   securities  having  an  amortized  cost  of
$216,797,000  and net unrealized  gains of $6,952,000 from  held-to-maturity  to available-for-sale. The Company subsequently sold a portion of those investments with an amortized cost of $17,424,000 within the same quarter;  accordingly, the realized gain of $193,860,  net of tax, has been reported as a cumulative effect of a change in accounting principle.

NOTE D:   LOANS

Major classifications of loans at December 31 are summarized as follows:

                                                                2000             1999
-----------------------------------------------------------------------------------------
Real estate mortgages:
     Residential                                         383,381,468     $336,466,553
     Commercial                                          126,024,057      114,838,282
     Farm                                                 19,850,358       17,652,220
Agricultural loans                                        26,488,434       27,721,431
Commercial loans                                         181,974,604      171,787,084
Installment loans to individuals                         341,910,320      329,275,510
Other loans                                               14,205,564        8,384,602
                                                        ---------------------------------
                                                       1,093,834,805    1,006,125,682

Less : Unearned interest, and deferred loan fees           4,891,543        3,096,833
and costs, net
           Reserve for possible loan losses             (14,613,877)     (13,420,610)
                                                        ---------------------------------

Net loans                                             $1,084,112,471     $995,801,905
=========================================================================================

The estimated  fair value of loans  receivable at December 31, 2000 and 1999 was
$1,078,000,000 and $991,000,000, respectively.

Non-accrual  loans of $4,423,000  and  $4,666,000 at December 31, 2000 and 1999,
respectively,  are included in net loans. If non-accrual loans had been accruing interest at their originally  contracted  terms,  interest income on these loans would have amounted to $271,488 and $189,346 in 2000 and 1999, respectively.

Loans to directors  and  officers or other  related  parties were  approximately
$12,032,957 and $12,453,983 at December 31, 2000 and 1999, respectively.

Mortgage  loans  serviced  for  others  are  not  included  in the  accompanying consolidated statements of condition.  The unpaid principal balances of mortgage loans serviced for others was  $89,732,353  and $88,700,053 at December 31, 2000
and 1999, respectively.

Custodial  escrow  balances  maintained  in connection  with the foregoing  loan servicing,  and included in demand  deposits,  were  approximately  $670,483 and
$650,420 at December 31, 2000 and 1999, respectively.

Changes in the reserve for possible loan losses for the years ended  December 31 are summarized as follows:

                             ----------------------------------------------
                                     2000          1999             1998
                             ----------------------------------------------
Balance at beginning of year     $13,420,610    $12,441,255     $12,433,812

Reserves on acquired loans                 0              0               0

Provision charged to expense       7,181,700      5,136,068       5,122,596

Loans charged off                (7,065,735)    (5,287,623)     (6,096,561)

Recoveries                         1,077,302      1,130,910         981,408
                                  ----------     ----------         -------

Balance at end of year           $14,613,877    $13,420,610     $12,441,255
===========================================================================

As of December 31, 2000,  1999 and 1998, the Company's  impaired loans for which specific valuation allowances were recorded were not significant.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:
---------------------------------------------------------------------
                                                2000          1999
---------------------------------------------------------------------
Land and land improvements                $3,161,163    $3,074,848

Bank premises owned
                                          25,695,110    25,076,326
Equipment
                                          22,153,588    19,529,121
                                        -----------------------------
      Premises and equipment gross
                                         $51,009,860    47,680,295
Less:  Allowance for depreciation
                                          24,147,103    22,171,432
                                        -----------------------------
      Premises and equipment, net        $26,862,758   $25,508,863
=====================================================================

NOTE F:  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:
-----------------------------------------------------------------------------------------
                                                   2000                          1999
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Core deposit intangible                     $14,434,507                   $14,434,507
Goodwill and other intangibles               58,894,746                    52,760,397
                                     ----------------------       -----------------------
     Intangible assets, gross                73,329,253                    67,194,904
                                     ----------------------       -----------------------
Less:  Accumulated amortization            (22,380,001)                  (17,709,955)
                                     ----------------------       -----------------------
     Intangible assets, net                 $50,949,252                   $49,484,949
=========================================================================================

NOTE G:  DEPOSITS

Deposits by type at December 31 are as follows:
-----------------------------------------------------------------------------------------
                                                   2000                          1999
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Demand                                      258,004,313                   225,012,767
Savings                                     469,162,934                   502,765,002
Time                                        730,562,296                   632,528,215
          Total Deposits                  1,457,729,542                 1,360,305,984
=========================================================================================

The estimated fair values of deposits at December 31, 2000 and 1999 were approximately $1,455,000 and $1,357,000, respectively.

At December 31, 2000 and 1999, time certificates of deposit in denominations of
$100,000 and greater totaled $156,172,243 and $112,397,283, respectively.

The approximate maturities of time deposits at December 31 are as follows:

-----------------------------------------------------------------------------------------
Maturity                                  2000                                   1999
-----------------------------------------------------------------------------------------
One year or less                   596,432,829                            455,381,669

One to two years                   106,177,653                            132,756,822

Two to three years                  15,463,112                             25,793,504

Three to four years                  6,429,817                             12,287,767

Four to five years                   5,363,512                              5,393,330

Over five years                        695,373                                915,123
                                  ----------------                  ---------------------

  Total                            730,562,296                            632,528,215

=========================================================================================

NOTE H:  BORROWINGS

At December 31, 2000 and 1999, outstanding borrowings were as follows:
-----------------------------------------------------------------------------------------
                                                              2000                1999
-----------------------------------------------------------------------------------------
Short-term borrowings:
     Federal funds purchased                            38,000,000                  $0
     Federal Home Loan Bank Advances                   145,000,000         250,000,000
     Other short-term borrowings                         6,100,000           4,000,000
                                                       -------------- -------------------
                                                       189,100,000         254,000,000

Long-term borrowings:
     Federal Home Loan Bank Advances                   180,000,000          70,000,000

Company obligated mandatorily redeemable
preferred securities
     of subsidiary trust holding solely junior
subordinated debentures
     of the Company, net of discount of $176,063        29,823,938          29,817,187
         and $182,813                                  -----------          ----------

                                                      $398,923,938        $353,817,187
=========================================================================================

Federal Home Loan Bank advances are secured by a blanket lien on the Company's residential real estate loan portfolio and mortgage-backed securities portfolio.

Long-term borrowings at December 31, 2000 have maturity dates as follows:
                                   Weighted
                               Average Rate Amount
December 17, 2002                     6.20%                 10,000,000
February 10, 2003                     5.52%                  5,000,000
January 23, 2008                      5.44%                 10,000,000
January 28, 2008                      5.48%                  5,000,000
January 30, 2008                      5.27%                 20,000,000
February 4, 2008                      5.45%                  5,000,000
April 14, 2010                        6.35%                 25,000,000
September 27, 2010                    5.88%                 50,000,000
October 12, 2010                      5.84%                 50,000,000
January 30, 2027                      9.75%                 29,823,938
                                      -----                ----------
                                      6.38%               $209,823,938
==========================================================================
The estimated fair value of long term borrowings at December 31, 2000 and 1999 was $214,000,000 and $99,097,000, respectively.

NOTE I:  INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31 is as follows:
----------------------------------------------------------------------------------------------------
                                                               2000           1999          1998
----------------------------------------------------------------------------------------------------
Current:
     Federal                                             $7,914,753     $8,122,791    $7,889,187

     State                                                  541,877        530,527       762,835

Deferred:
     Federal                                                196,457      (569,274)       299,246

     State                                                   55,017      (160,862)        84,560
                                                         ----------       --------        ------

Total income taxes                                       $8,708,104     $7,923,182    $9,035,828
====================================================================================================
Components of the net deferred tax asset/liability, included in other assets/liabilities, as of December 31 are as follows:
-----------------------------------------------------------------------------
                                                     2000            1999
-----------------------------------------------------------------------------
Investment securities                                  $0      $8,441,513
Allowance for loan losses                       5,804,137       4,985,174
Postretirement and other reserves                 955,792         975,669
Pension                                           512,195         444,811
Amortization of Intangibles                       312,658         352,237
Other                                           1,339,496       1,328,233
                                               ------------------------------
Total deferred tax asset                        8,924,278      16,527,637
                                               ------------------------------

Investment securities                           5,853,237               0
Deferred loan fees                              2,127,978       1,539,808
Depreciation                                      970,924         831,933
Mortgage Servcing Rights                          213,269         235,883
                                               ------------------------------
Total deferred tax liability                    9,165,408       2,607,624
                                               ------------------------------

Net deferred tax asset/liability               $(241,130)     $13,920,013
=============================================================================

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

------------------------------------------------------------------------------------------------
                                                              2000         1999         1998
------------------------------------------------------------------------------------------------
Federal statutory income tax rate                            35.0%        35.0%        35.0%
Increase (reduction) in taxes resulting from:
     Tax-exempt interest                                     (6.8)        (6.3)        (1.9)
     State income taxes, net of federal benefit                1.1          0.6          1.9
     Other                                                     0.7          1.7          1.5
                                                               ---         ----         ---
Effective income tax rate (including tax effect of           30.0%        31.0%        36.5%
accounting change)
================================================================================================

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's  ability to pay dividends to its shareholders is largely dependent on the Bank's  ability to pay  dividends to the Company.  In additional to state law requirements and the capital requirements discussed below, the circumstances under  which  the  Bank may pay  dividends  are  limited  by  federal  statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all  dividends  declared in any calendar year would
exceed  the  total  of  the  Bank's  net  profits,   as  defined  by  applicable
regulations,  for that year,  combined  with its  retained  net  profits for the preceding two years.  Furthermore,  the Bank may not pay a dividend in an amount greater than its undivided  profits then on hand after  deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2000, the Bank had  approximately  $17,849,000 in undivided  profits legally  available for the payments of dividends.

In addition,  the Federal  Reserve Board and the OCC are authorized to determine under certain  circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends.  The Federal Reserve
Board has indicated that banking  organizations  should  generally pay dividends only out of current operating earnings.

There are also  statutory  limits on the transfer of funds to the Company by its banking subsidiary,  whether in the form of loans or other extensions of credit, investments  or  assets  purchases.  Such  transfer  by the Bank to the  Company generally are limited in amount to 10% of the Bank's capital and surplus, or 20%
in the aggregate.  Furthermore, such loans and extensions of credit are required to be collateralized in specific amounts.

NOTE K:  BENEFIT PLANS

The Company has a  noncontributory  defined  benefit  pension plan  covering the majority of its  employees and  retirees.  The Company also provides  health and life insurance benefits for eligible retired employees and dependents.

The following  table shows the funded status of the Company's  Plans  reconciled with amounts  reported in the Company's  consolidated  balance  sheets,  and the assumptions  used in  determining  the  actuarial  present  value of the benefit obligations:

                                                  Pension Benefits           Postretirement Benefits
                                             ------------------------------------------------------------
                                                    2000            1999           2000          1999
                                             ------------------------------------------------------------
Change in benefit obligation
Benefit obligation at the beginning of
year                                         $11,931,624     $12,482,616     $1,996,775    $2,693,122
Service cost                                     732,541         607,015        133,650       103,520
Interest cost                                    931,899         755,791        138,228       129,518
Deferred actuarial (gain) loss                 1,636,216     (1,405,526)          7,819     (833,444)
Benefits paid                                  (605,792)       (508,272)      (127,973)      (95,941)

                                             ------------------------------------------------------------
Benefit obligation at end of year             14,626,488      11,931,624      2,148,499     1,996,775
---------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning
of year                                       13,582,931      12,157,001
Actual return of plan assets                   (644,309)       1,637,354
Company contributions                            489,549         296,848
Benefits paid                                  (605,792)       (508,272)

                                             ------------------------------------------------------------
Fair value of plan assets at end of year      12,822,379      13,582,931              -
---------------------------------------------------------------------------------------------------------

Funded (unfunded) status                     (1,804,109)       1,651,307    (2,148,499)   (1,996,775)

Unrecognized actuarial (gain) loss             3,372,590       (117,742)      (155,186)     (163,005)
Unrecognized prior service (benefit) cost      (233,177)       (248,367)              -             -
Unrecognized transition asset                   (70,034)        (92,282)
Unrecognized portion of net obligation
at transition                                                                   492,108       533,117

                                             ------------------------------------------------------------
Prepaid (accrued) benefit cost                $1,265,270      $1,192,916   $(1,811,577)  $(1,626,663)
=========================================================================================================

Weighted-average assumptions as of
  December 31
Discount rate                                      7.00%           7.00%          7.00%         7.00%
Expected return on plan assets                     9.00%           9.00%
Rate of compensation increase                      4.00%           4.00%
=========================================================================================================

                                           Pension Benefits               Postretirement Benefits
                                   ----------------------------------------------------------------------
                                       2000        1999        1998        2000       1999       1998
---------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                        $732,541    $607,015    $462,548     $133,650    $103,520    $101,734
Interest cost                        931,899     755,791     677,664      138,228     129,518     170,270
Actual return on plan assets         644,309 (1,637,354) (1,376,137)

Net amortization and deferral    (1,891,554)     518,453     454,474
Amortization of prior service cost                                              -           -      18,610

Amortization of unrecognized net loss                                           -     (4,325)     (3,679)

Amortization of transition obligation                                      41,009      41,009      61,200

                                   ----------------------------------------------------------------------
Net periodic benefit cost           $417,195    $243,905    $218,549     $312,877    $269,722    $348,135
=========================================================================================================

The defined  benefit  pension plan is authorized to invest up to 10% of the fair value of its total  assets in common stock of  Community  Bank  System,  Inc. At
December  31,  2000  and  1999,   the  plan  holds  46,500  and  43,378  shares,
respectively, of the sponsor company common stock.

Health  care cost  assumptions  have no effect on the amounts  reported  for the
health  care  plans,   since  the  plan  changed  to  a  fixed  dollar  employee
contribution plan in 1999.

The  Company  also  has an  Employee  Savings  and  Retirement  Plan,  which  is administered  by the Trust  Department  of  Community  Bank,  N. A. The Employee
Savings and Retirement  Plan includes  Section  401(k) and Thrift  provisions as defined under the Internal  Revenue  Code.  Company  contributions  to the trust
amounted  to  $838,000,   $830,000,  and  $848,000  in  2000,  1999,  and  1998,
respectively.

The Company has deferred  compensation  agreements  with its President and Chief
Executive  Officer and several former  executives and officers  whereby  monthly payments are to be provided upon  retirement over periods ranging from ten to 25 years.  Expense  recognized  during  2000,  1999,  and  1998  related  to  these
arrangements  amounted  to  approximately  $328,000,   $367,000,  and  $258,000,
respectively.  The Company has recorded a liability of $1,985,000 and $1,713,000 at December 31, 2000 and 1999, respectively.

The  Company  has a Stock  Balance  Plan  for  nonemployee  directors  who  have completed  six months of service.  The Plan is a  nonqualified,  noncontributory defined benefit plan. The Plan provides benefits for periods of service prior to
January  1,  1996  based  on  a  predetermined  formula.   Amounts  credited  to
participant  accounts for all creditable service after January 1, 1996 are based on performance of the Company's  stock.  Participants  become fully vested after six years of service.  Benefits  are payable in the form of stock of the Company on the first of the month following the later of a participant's  disassociation from the Board or  attainment  of age 70.  Unrecognized  prior  service  cost of
$435,425 at December 31, 2000 is being  amortized over 8 years.  Expense related to the Plan recognized in 2000, 1999, and 1998,  approximated  $9,000,  $20,000, and $19,000,  respectively.  The accrued  pension  liability  was  approximately
$349,000  and  $367,000 at December  31,  2000 and 1999,  respectively.  The net periodic  pension cost was  calculated  using discount rates of 7.0% in 2000 and
1999.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has  long-term,  stock-based  incentive  compensation  programs  for directors,  officers,  and key  employees,  including  incentive  stock  options
(ISO's),  restricted stock awards (RSA's),  nonqualified stock options (NQSO's), warrants,  retroactive stock appreciation  rights, and discounted  options.  The
Company  has  authorized  the grant of options  for up to 985,000  shares of the
Company's  common  stock.  All options  granted have ten year terms and vest and become  fully  exercisable  at the end of five  years of  continued  employment.
Activity in these plans for 2000, 1999, and 1998 was as follows:

-----------------------------------------------------------------------------------------------------
                                      Options          Range of           Shares         Weighted
                                  Outstanding            Option      Excersiable          Average
                                                          Price                          Exercise
                                                                                            Price
                                                      Per Share                            Shares
                                                                                      Outstanding
-----------------------------------------------------------------------------------------------------
Outstanding at December               293,030      5.87 - 19.13          129,765            14.54
31, 1997
Granted                               231,311     31.31 - 35.31
Exercised / (Cancelled),net          (45,573)      8.00 - 31.31
Forfeited                                   0
Outstanding at December               478,768      5.87 - 35.31          305,261            25.82
31, 1998
Granted                               130,379     25.38 - 29.31
Exercised / (Cancelled),net          (23,793)     12.13 - 19.13
Forfeited                             (1,085)
Outstanding at December               584,269      5.87 - 35.31          380,031            25.86
31, 1999
Granted                               150,491             23.13
Exercised / (Cancelled),net           (1,850)     13.13 - 35.31
Forfeited                             (2,218)
Outstanding at December               730,692      5.87 - 35.31          498,969            25.15
31, 2000

There were 254,308,  370,095 and 500,289  shares  available for future grants or awards under the various  programs  described above at December 31, 2000,  1999, and 1998, respectively.

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

------------------------------------- --------------- ------------------ --------------- ----------------
                                                                2000           1999          1998
------------------------------------- --------------- ------------------ ---------------- ---------------

Net Income:
   As reported                                           $20,318,576     $17,635,469      $15,728,222

   Pro forma
                                                          19,660,475      17,084,216       14,005,208
Earnings per share:
   As reported:
      Basic                                                    $2.88           $2.45            $2.08
      Diluted
                                                                2.85            2.42             2.05
   Pro forma:
      Basic
                                                                2.78            2.38             1.86
      Diluted
                                                                2.76            2.34             1.83
=========================================================================================================

The fair  value of these  options  was  estimated  at the date of grant  using a
Black-Scholes   options  pricing  model  with  the  following  weighted  average assumptions for 2000, 1999 and 1998:  risk-free  interest rates by grant ranging from 4.65% to 6.93% during 2000,  4.65% to 5.78% during 1999, and 5.55% to 5.67%
during 1998;  dividend  yields of 3.00% during 2000,  1999 and 1998;  volatility factors of the expected market price of the Company's common stock of 29.15% for
2000, 30.78% for 1999 and 44.06% for 1998; and a weighted-average  expected life of the option of 7.11 years in 2000, 6.70 for 1999, and 8.27 for 1998.

For the  purposes  of pro forma  disclosures,  the  estimated  fair value of the options is amortized to expense over the options' vesting period. Therefore, the preceding results are not likely to be representative of the effects on reported net income for future years due to additional years of vesting.  At December 31,
2000 the weighted average  information for outstanding and exercisable shares is as follows:

----------------------------------------------------------------------------------------------
                                   Shares Outstanding                Shares Exercisable
                                                                                Weighted
      Range of              Shares        Weighted Average            Shares       Average
                                      -----------------------------
      Exercise           Outstanding     Exercise     Remaining    Outstanding    Exercise
        Price                               Price    Life                            Price
                                                        (years)
----------------------------------------------------------------------------------------------
    $5.87 - $7.06            2,000          $6.75           1.0       2,000          $6.75
   $7.06 - $10.59           15,200          $7.50           1.9      15,200          $7.50
   $10.59 - $14.13          42,838         $12.78           4.4      39,638         $12.83
   $14.13 - $17.66          75,950         $15.63           4.6      64,393         $15.56
   $17.66 - $21.19          88,563         $19.13           6.0      74,257         $19.13
   $21.19 - $24.72         149,303         $23.13           9.0      48,564         $23.13
   $24.72 - $28.25           3,102         $25.66           8.4       1,326         $25.51
   $28.25 - $31.78         207,490         $30.11           7.6     107,345         $30.21
   $31.78 - $35.31         146,246         $34.81          11.5     146,246         $34.81
----------------------------------------------------------------------------------------------
   Total / Average         730,692         $25.22           7.8     498,969         $25.15
==============================================================================================

Directors  may elect to defer all or a portion  of their  director  fees until a certain  distribution  date  pursuant  to  a  Deferred  Compensation  Plan.  The administrator  has  established an account for each  participating  director and credits to such account the number of shares of Company common stock which would have been  purchased  with the  director  fees and shares equal to the amount of dividends which would have been received. On the distribution date, the director shall be entitled to receive  either shares of the Company common stock equal to the number of shares accumulated or at the Company's election, cash equal to the fair value of the  number of shares  accumulated.  There were  25,539 and 19,614 shares  credited  to  participant  accounts  at  December  31,  2000  and  1999, respectively,  for which a liability of approximately  $769,000 and $638,000 was accrued and approximately $130,000 and $146,000 was recognized as expense.

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

----------------------------------------------------------------------------------------------------
                                                     Income          Shares     Per Share Amount
----------------------------------------------------------------------------------------------------
    2000        Net Income                       $20,318,575
                Basic EPS                         20,318,575      7,063,051                $2.88

                Effect of dilutive securities:
                Stock options                              0         72,762
                                                 ------------------------------
                Diluted EPS                      $20,318,575      7,135,813                $2.85
====================================================================================================
    1999        Net Income                       $17,635,649
                Basic EPS                         17,635,649      7,188,626                $2.45
                Effect of dilutive securities:
                  Stock options                           0         106,625
                                                 ------------------------------
                Diluted EPS                      $17,635,649      7,295,251                $2.42
====================================================================================================
    1998        Net Income                       $15,728,223
                Basic EPS                         15,728,223      7,544,938                $2.08
                Effect of dilutive securities:
                  Stock options                           0         125,773
                                                 ------------------------------
                Diluted EPS                      $15,728,223      7,670,711                $2.05
====================================================================================================

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

--------------------------------------------------------------------------------------------------------
                                                                         2000                   1999
--------------------------------------------------------------------------------------------------------
Financial instruments whose contract
   amounts represent credit risk at December 31:
            Letters of Credit                                      16,513,902             17,498,107
            Commitments to make or
               purchase loans or to extend credit
               on lines of credit                                 197,325,501            201,401,741
                                                               ------------------     ------------------
                 Total                                           $213,839,403           $218,899,848

========================================================================================================
The fair value of these financial instruments is not significant.

Commitments  to extend  credit are  agreements  to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally  have fixed  expiration  dates or other  termination  clauses  and may require  payment of a fee. Since some of the  commitments are expected to expire without  being  drawn  upon,  the total  commitment  amounts do not  necessarily represent future cash requirements. The Company evaluated each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company  upon  extension  of credit,  is based on  management's credit  evaluation  of the  customer.  Collateral  held  varies but may  include residential real estate,  income-producing  commercial properties,  and personal property.  The  Company  has  unused  lines of credit  totaling  $3,900,000  and
$6,000,000  at  December  31,  2000 and  1999,  respectively.  The  Company  has additional unused borrowing  capacity through  collateralized  transactions with the Federal Home Loan Bank.

The Company is required to maintain a reserve  balance,  as  established  by the
Federal  Reserve Bank of New York.  The required  average  total reserve for the
14-day  maintenance  period ended  December 31, 2000 was  $20,060,000,  of which
$2,000,000  was required to be on deposit  with the Federal  Reserve Bank of New
York. The remaining $18,060,000 was represented by cash on hand.

NOTE O:  LEASES

The Company leases  buildings and office space under  agreements  that expire in various  years.  Rental  expense  included  in  operating  expenses  amounted to
$1,014,020,  $991,103 and $1,132,000 in 2000, 1999 and 1998,  respectively.  The
future   minimum   rental   commitments   as  of  December   31,  2000  for  all
noncancelleable operating leases are as follows:

Year ending
December 31:
================================

2001                $883,910
2002                 860,082
2003                 661,941
2004                 636,765
2005                 495,163
Thereafter         1,832,702
                 ---------------
                  $5,370,563

================================

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

Quantitative  measures  established  by  regulation to ensure  capital  adequacy require the Bank to maintain  minimum amounts and ratios (set forth in the table below)  of  total  and  Tier  I  capital  (as  defined  in the  regulations)  to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes,  as of December 31, 2000 and December
31, 1999, that the Bank meets all capital  adequacy  requirements to which it is subject  and is "well  capitalized"  under the  regulatory  framework  of prompt corrective  action.  To be  categorized  as "well  capitalized,"  the Bank  must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

---------------------------------------------------------------------------------------------------
                                                                                  To Be Well
                                                                                 Capitalized
                                                                                    Under
                                                             For Capital            Prompt
                                                                                  Corrective
                                       Actual             Adequacy Purposes         Action
                                                                                  Provisions
---------------------------------------------------------------------------------------------------
                                     Amount     Ratio      Amount    Ratio       Amount    Ratio
---------------------------------------------------------------------------------------------------
As of December 31, 2000:
Total Core Capital
    (to Risk Weighted Assets)      $125,812     10.63%    $98,218    8.0%      $122,772    10.0%

Tier I Capital
    (to Risk Weighted Assets)      $111,198      9.41%    $49,109    4.0%       $73,663     6.0%

Tier I Capital
    (to Average Assets)            $111,198      5.89%    $76,817    4.0%       $96,021     5.0%

As of December 31, 1999:
Total Core Capital
    (to Risk Weighted Assets)      $116,257     10.61%    $87,864    8.0%      $109,836    10.0%

Tier I Capital
    (to Risk Weighted Assets)      $102,836      9.39%    $43,932    4.0%       $65,902     6.0%

Tier I Capital
    (to Average Assets)            $102,836      5.86%    $70,340    4.0%       $87,925     5.0%

===================================================================================================

NOTE Q:  PARENT COMPANY STATEMENTS

--------------------------------------------------------------------------------
                          CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
                                           December 31            December 31
                                                  2000                   1999
--------------------------------------------------------------------------------
Assets:
    Cash and cash equivalents                  307,791                519,259
    Investment securities                      894,675                820,211
    Investment in and advances
        to subsidiaries                    177,439,295            145,116,096
    Other assets                             1,138,332                129,489
                                          --------------    ------------------

      Total assets                         179,780,093            146,585,055
================================================================================
Liabilities:
    Due to subsidiary                                -                     -
    Accrued interest and other liabilities   3,552,440              3,352,414
    Borrowings                              36,851,938             34,745,188
Shareholders' equity                       139,375,715            108,487,453

      Total liabilities and
        shareholders' equity               179,780,093            146,585,055
================================================================================

-------------------------------------------------------------------------------------------------------
                         CONDENSED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------
                                                           Years Ended December 31
                                                  2000                  1999                   1998
-------------------------------------------------------------------------------------------------------
Dividends from subsidiaries                 11,244,455            20,466,894             11,462,202
Interest on investments
    and deposits                                40,000                40,000                 40,000
Gain on sale of assets                               -                     -                150,000
                                         ---------------    ------------------   --------------------
        Total revenues                      11,284,455            20,506,894             11,652,202
                                         ---------------    ------------------   --------------------
Expenses:
    Interest on long term
       notes and debentures                  3,449,732             3,024,977              3,022,485
    Other Expenses                              14,202                 7,774                  2,750
                                         ---------------    ------------------   --------------------
        Total expenses                       3,463,934             3,032,751              3,025,235
                                         ---------------    ------------------   --------------------
Income before tax benefit and
  equity in undistributed net
   income of subsidiaries                    7,820,521            17,474,143              8,626,967
Income tax benefit                           1,000,036               899,704              1,034,861
                                         ---------------    ------------------   --------------------
Income before equity in
   undistributed net income
     subsidiaries                            8,820,557            18,373,847              9,661,828
Equity in undistributed
   net income:
       Subsidiary banks                     11,498,018             (738,378)              6,066,395
       Bank-related subsidiaries
                                         ---------------    ------------------   --------------------
Net Income                                  20,318,575            17,635,469             15,728,223
=======================================================================================================

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

NOTE Q:  PARENT COMPANY STATEMENTS  (Continued)
===================================================================================================
                            STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash, Cash Equivalents, and
Noncash Activities
                                                         Years Ended December 31
                                                  2000                    1999             1998
---------------------------------------------------------------------------------------------------
Operating Activities:
    Net income                             $20,318,575             $17,635,469      $15,728,223
    Adjustments to reconcile
      net income to net cash
      provided by operating activities:
        Equity in undistributed
          net income
          of subsidiaries                 (11,498,018)
                                                                       738,378      (6,066,395)
        Net change other assets
          and accrued liabilities          (1,023,119)                 694,498        (237,012)
---------------------------------------------------------------------------------------------------
Net Cash Provided By
  Operating Activities                       7,797,438              19,068,345        9,424,816
---------------------------------------------------------------------------------------------------
Investing Activities:
  Purchase of available for
    sale investment securities                (74,464)               (178,365)        (114,617)
  Sale of available for sale
    investment securities
  Capital contributions
    to subsidiaries                          (569,000)             (4,793,001)        (602,264)
---------------------------------------------------------------------------------------------------
Net Cash Used By
  Investing Activities                       (643,464)             (4,971,366)        (716,881)
---------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in loans
    to subsidiaries                                  -             (7,360,338)        7,360,338
  Proceeds from issuance of short term
debt                                         2,100,000               4,000,000                -
  Proceeds from issuance of junior
    subordinated debentures to
subsidiary                                           -                       -                -
  Issuance (retirement) of common
    and preferred stock                         17,133                 187,928          474,450
   Repurchase of treasury stock            (2,287,501)             (5,566,831)      (9,151,956)
  Cash dividends                           (7,195,074)             (6,791,082)      (6,311,580)
---------------------------------------------------------------------------------------------------
Net Cash Provided (Used)
  By Financing Activities                  (7,365,442)            (15,530,323)      (7,628,748)
---------------------------------------------------------------------------------------------------
Change In Cash
  And Cash Equivalents:                      (211,468)             (1,433,344)        1,079,187
    Cash and cash equivalents
      at beginning of year                     519,259               1,952,603          873,416
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                 307,791                 519,259        1,952,603
===================================================================================================
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash Paid For Interest                       3,439,398               3,022,231        3,022,485
===================================================================================================
SUPPLEMENTAL DISCLOSURES
OF NONCASH FINANCING ACTIVITIES:
    Dividends declared
      and unpaid                            $1,888,234              $1,772,982       $1,678,184
===================================================================================================
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

Pricewaterhouse Coopers LLP
a professional services firm

Board of Directors and Shareholders
Community Bank System, Inc.

In our opinion,  the accompanying  consolidated  statements of condition and the related consolidated  statements of income,  changes in shareholders' equity and of cash flows present fairly, in all material  respects,  the financial position of Community Bank System,  Inc. and  Subsidiaries at December 31, 2000 and 1999,
and the results of their  operations  and their cash flows for each of the three years in the period ended  December  31, 2000,  in  conformity  with  accounting principals  generally  accepted in the United State of America.  These financial
statements   are  the   responsibility   of  the   Company's   management;   our
responsibility  is to express an opinion on these financial  statements based on our audits.  We conducted  our audits of these  statements  in  accordance  with auditing  standards  generally  accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements  are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principals used and  significant  estimates made by management,  and evaluating the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for the opinion expressed above.

/s/ Pricewaterhouse Coopers LLP

Syracuse, New York
January 26, 2001

                        TWO YEAR SELECTED QUARTERLY DATA
2000  RESULTS                       1st            2nd            3rd             4th
(Dollars in Thousands)          Quarter        Quarter        Quarter         Quarter          Total
                                -------        -------        -------         -------          -----

Net interest income             $17,820        $17,924        $17,578         $17,886        $71,208
Provision for loan                1,209          1,707          2,128           2,138         $7,182
losses
                            --------------- -------------- -------------- --------------- --------------
Net interest income
after
   provision for loan            16,611         16,217         15,450          15,748         64,026
losses
Total other income                3,930          5,500          5,956           5,603        $20,989
Total other expense              13,363         14,315         14,081          14,230        $55,989
                            --------------- -------------- -------------- --------------- --------------
Income before income              7,178          7,402                          7,121         29,026
taxes                                                           7,325
Income taxes                      2,154          2,220          2,198           2,136         $8,708
                            --------------- -------------- -------------- --------------- --------------
Net income                       $5,024         $5,182         $5,127          $4,985        $20,318
                            =============== ============== ============== =============== ==============

Earnings per share -              $0.71          $0.73          $0.73           $0.71          $2.88
Basic
Earnings per share -              $0.70          $0.72          $0.72           $0.70          $2.84
Diluted
========================================================================================================
1999 RESULTS                        1st            2nd            3rd             4th
(Dollars in Thousands)          Quarter        Quarter        Quarter         Quarter          Total
                                -------        -------        -------         -------          -----
Net interest income             $15,872        $16,519        $17,554         $17,996        $67,941
Provision for loan                1,169          1,421          1,099           1,447         $5,136
losses
                            --------------- -------------- -------------- --------------- --------------
Net interest income
after
   provision for loan            14,703         15,098         16,455          16,549         62,805
losses
Total other income                4,103          3,880          4,022           3,482         15,487
Total other expense              13,219         13,188         13,266          13,061         52,734
                            --------------- -------------- -------------- --------------- --------------
Income before income              5,587          5,790          7,211           6,970         25,558
taxes
Income taxes                      1,899          1,742          2,309           1,973         $7,923
                            --------------- -------------- -------------- --------------- --------------
Net income                       $3,688         $4,048         $4,902          $4,997        $17,635
                            =============== ============== ============== =============== ==============

Earnings per share -              $0.51          $0.56          $0.69           $0.70          $2.45
Basic
Earnings per share -              $0.50          $0.55          $0.68           $0.69          $2.42
Diluted
========================================================================================================

Item 9.  Changes in and Disagreements with Accounting and Financial Disclosure

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference to the sections entitled "Nominees for Director and Directors Continuing in Office"
and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy
Statement to be filed with respect to its 2001 annual shareholders meeting.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's Proxy
Statement.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.  Documents Filed

    1.  The following consolidated financial statements of Community Bank
        System, Inc. and subsidiaries are included in Item 8:

        - Consolidated Statements of Condition --
          December 31, 2000 and 1999

        - Consolidated Statements of Income -- Years ended December 31, 2000,
          1999, and 1998

        - Consolidated Statements of Changes in Shareholders' Equity -- Years
          ended December 31, 2000, 1999, and 1998

        - Consolidated Statement of Cash Flows -- Years ended December 31, 2000,
          1999, and 1998

        - Notes to Consolidated Financial Statements --
          December 31, 2000

        - Independent Accountant's Report

        - Quarterly selected data --
          Years ended December 31, 2000 and 1999 (unaudited)

     2.   Schedules  are omitted  since the required  information  is either not applicable or shown elsewhere in the financial statements.

     3.   Listing of Exhibits

          (21)           List of the Company's Subsidiaries

            Subsidiaries of the Company
               Name                         Jurisdiction of Incorporation

            Community Bank, N.A.                                 New York
            Community Capital Trust I                            Delaware
            Community Financial Services, Inc.                   New York
            Benefit Plan Administrative Services, Inc.           New York
            CBNA Treasury Management Corporation                 New York
            Community Investment Services, Inc.                  New York
            CBNA Preferred Funding Corp.                         Delaware
            CFSI Close-Out Corp.                                 New York
            Elias Asset Management, Inc.                         Delaware

          (27)Financial Data Schedule

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

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Sanford A. Belden
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 21, 2001

Pursuant to the  requirements  of the Securities and Exchange Act of 1934,  this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities indicated on the 21st day of March 2001.

         Name

/s/ James A. Gabriel
James A. Gabriel, Director
Chairman of the Board of Directors
and Director

/s/ David G. Wallace
David G. Wallace
Treasurer

Directors:

/s/ John M. Burgess
John M. Burgess,  Director

/s/ Paul M. Cantwell, Jr.
Paul M. Cantwell, Jr.,  Director

/s/ William M. Dempsey
William M. Dempsey, Director

/s/ Nicholas A. DiCerbo
Nicholas A. DiCerbo, Director

/s/ Lee T. Hirschey
Lee T. Hirschey, Director

/s/ David C. Patterson
David C. Patterson, Director

/s/ William N. Sloan
William N. Sloan, Director