Form 10-Q
period 2001-03-31
COMMUNITY BANK SYSTEM INC
filed 2001-05-15
CIK 723188

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended March 31, 2001

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

  Common Stock, No par value - 7,981,840 shares outstanding as of May 10, 2001

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

PART I. INFORMATION

      Item 1.  Financial Statements (Unaudited)

                Consolidated balance sheets --
                March 31, 2001, December 31, 2000 and March 31, 2000

                Consolidated statements of income --
                Three months ended March 31 2001and 2000

                Consolidated statements of cash flows --
                Three months ended March 31, 2001, and 2000

                Consolidated statements of comprehensive income --
                Three months ended March 31, 2001 and 2000

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

      Item 3.  Defaults upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Securities Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
                                                                                  March 31,       December 31,         March 31,
                                                                                       2001               2000              2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                                     $66,029,122        $59,304,276       $71,510,871
    Federal funds sold                                                                    0                  0         7,800,000
---------------------------------------------------------------------------------------------------------------------------------
                                         TOTAL CASH AND CASH EQUIVALENTS         66,029,122         59,304,276        79,310,871

    Investment securities
       U.S. Treasury                                                              4,115,436                  0         2,999,843
       U.S. Government agencies and corporations                                250,931,721        241,158,578       209,511,839
       States and political subdivisions                                        169,284,865        140,003,434       123,889,874
       Mortgage-backed securities                                               423,070,295        297,659,183       292,748,775
       Federal Reserve Bank                                                       2,293,950          2,293,950         2,293,950
       Other securities                                                          69,282,032         69,109,714        60,409,691
                                                                         --------------------------------------------------------
            Investment securities at cost                                       918,978,299        750,224,859       691,853,972
       Market value adjustment on available for sale securities                  19,721,921         11,923,183      (21,001,456)
---------------------------------------------------------------------------------------------------------------------------------
                                             TOTAL INVESTMENT SECURITIES        938,700,220        762,148,042       670,852,516

    Loans                                                                     1,152,319,356      1,099,135,217     1,034,127,545
      Less: Unearned discount                                                       361,946            408,869           640,022
                Reserve for possible loan losses                                 15,401,174         14,613,877        13,915,327
---------------------------------------------------------------------------------------------------------------------------------
                                                               NET LOANS      1,136,556,236      1,084,112,471     1,019,572,196

    Bank premises and equipment                                                  29,162,787         26,862,758        25,637,373
    Accrued interest receivable                                                  18,992,309         18,478,042        15,008,802
    Intangible assets                                                            66,528,438         50,949,252        48,374,472
    Other assets                                                                 22,432,174         20,780,571        24,846,480
---------------------------------------------------------------------------------------------------------------------------------
                                                            TOTAL ASSETS     $2,278,401,286     $2,022,635,412    $1,883,602,710
=================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                      $262,597,488       $258,004,313      $249,891,997
      Interest bearing                                                        1,337,387,465      1,199,725,229     1,170,892,557
---------------------------------------------------------------------------------------------------------------------------------
                                                          TOTAL DEPOSITS      1,599,984,953      1,457,729,542     1,420,784,554

    Federal funds purchased                                                      28,000,000         38,000,000                 0
    Short term borrowings                                                       121,100,000        151,100,000       229,000,000
    Long term borrowings                                                        292,000,000        180,000,000        70,000,000
    Company obligated mandatorily redeemable preferred securities of subsidiary, Community Capital Trust I holding solely junior
     Subordinated debentures of the Company                                      29,825,625         29,823,938        29,818,875
    Accrued interest and other liabilities                                       35,556,481         26,606,217        21,580,718
---------------------------------------------------------------------------------------------------------------------------------
                                                       TOTAL LIABILITIES      2,106,467,059      1,883,259,697     1,771,184,147
---------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Common stock (7,978,940; 6,993,459; 7,093,059                              7,978,940          7,641,559         7,641,159
         Shares outstanding)
       Surplus                                                                   41,845,037         33,343,519        33,338,119
       Undivided profits                                                        110,659,096        108,349,087        98,592,247
       Accumulated other comprehensive income  (loss)                            11,665,517          7,052,563      (12,422,361)
       Treasury stock (0; 648,100; 548,100; shares)                                       0       (17,006,288)      (14,718,788)
       Shares issued under employee stock plan - unearned                         (214,363)            (4,725)          (11,813)
---------------------------------------------------------------------------------------------------------------------------------
                                              TOTAL SHAREHOLDERS' EQUITY        171,934,227        139,375,715       112,418,563
---------------------------------------------------------------------------------------------------------------------------------

                              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,278,401,286     $2,022,635,412    $1,883,602,710
=================================================================================================================================
See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                                                                Three Months Ended
Three Months Ended March 31, 2001 and 2000                                                           March 31,
                                                                                                 2001               2000
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                                                $25,364,956          $22,655,660
  Interest and dividends on investments:
     U.S. Treasury                                                                               37,726               66,888
     U.S. Government agencies and corporations                                                4,465,939            3,549,568
     States and political subdivisions                                                        1,883,536            1,609,808
     Mortgage-backed securities                                                               6,259,804            5,231,371
     Other securities                                                                         1,237,818            1,021,077
  Interest on federal funds sold                                                                  4,077              301,590
  Interest on deposits at other banks                                                             6,112              134,758
-----------------------------------------------------------------------------------------------------------------------------

                                                  Total interest income                      39,259,968           34,570,720
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits
     Savings                                                                                  2,792,409            2,661,111
     Time                                                                                    11,616,360            8,509,698
  Interest on federal funds purchased and
      term borrowings                                                                         5,634,713            4,846,692
  Interest on mandatorily redeemable capital
     securities of subsidiary                                                                   732,938              732,938
-----------------------------------------------------------------------------------------------------------------------------

                                                 Total interest expense                      20,776,420           16,750,439
-----------------------------------------------------------------------------------------------------------------------------

                                                    Net interest income                      18,483,548           17,820,281
Less:  Provision for possible loan losses                                                     1,236,000            1,209,290
-----------------------------------------------------------------------------------------------------------------------------

                    Net Interest income after provision for loan losses                      17,247,548           16,610,991
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Fiduciary and investment services                                                             656,149              645,580
  Service charges on deposit accounts                                                         1,970,581            1,770,399
  Commissions on investment products                                                          1,524,180              395,331
  Other service charges, commissions and fees                                                 1,256,792            1,286,623
  Miscellaneous income                                                                          (4,060)               44,519
  Investment security gains (losses)                                                              9,980            (212,236)
-----------------------------------------------------------------------------------------------------------------------------

                                                     Total other income                       5,413,622            3,930,216
-----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                                              8,141,077            6,818,843
  Occupancy expense, net                                                                      1,314,035            1,034,366
  Equipment and furniture expense                                                               953,738              911,485
  Amortization of intangible assets                                                           1,364,655            1,110,476
  Other                                                                                       4,516,868            3,487,675
-----------------------------------------------------------------------------------------------------------------------------

                                                   Total other expenses                      16,290,373           13,362,845
-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                                             6,370,797            7,178,362
Income taxes                                                                                  1,911,339            2,153,750
-----------------------------------------------------------------------------------------------------------------------------

                                                             NET INCOME                      $4,459,458           $5,024,612
=============================================================================================================================
                                             EARNINGS PER SHARE - BASIC                           $0.58                $0.71
                                                              - DILUTED                           $0.57                $0.70
=============================================================================================================================
See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2001 and 2000
                                                                                               2001                     2000
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                             $4,459,458               $5,024,612
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                          832,698                  743,647
      Amortization of intangible assets                                                   1,364,655                1,110,476
      Net amortization of security premiums and discounts                                   196,077                 (32,163)
       Amortization of discount on loans                                                   (46,923)                 (80,338)
      Provision for loan losses                                                           1,236,000                1,209,290
      Provision for deferred taxes                                                          417,992                (730,136)
      (Gain)\loss on sale of investment securities                                          (9,980)                  212,236
      (Gain)\loss on sale of loans and other assets                                         (1,520)                 (44,519)
      Change in interest receivable                                                       (514,267)                (840,734)
      Change in other assets and other liabilities                                        4,293,555                3,240,847
      Change in unearned loan fees and costs                                              (216,060)                (199,472)
-----------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                           12,011,685                9,613,746
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                            8,057,675               11,519,958
  Proceeds from maturities of held to maturity investment securities                      1,239,877                  580,423
  Proceeds from maturities of available for sale investment securities                   20,014,425                6,876,115
  Purchases of held to maturity investment securities                                   (4,472,742)              (1,030,225)
  Purchases of available for sale investment securities                               (193,778,772)             (57,165,315)
  Net change in loans outstanding                                                      (54,186,443)             (24,646,593)
  Capital expenditures                                                                  (3,148,796)              (1,013,779)
  Proceeds from sales of property and equipment                                                   0                  132,963
-----------------------------------------------------------------------------------------------------------------------------

     Net cash used by investing activities                                            (226,274,776)             (64,746,453)
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                      62,281,022               13,720,808
  Net change in certificates of deposit                                                  79,974,389               46,757,762
  Net change in federal funds purchased                                                (10,000,000)                        0
  Net change in term borrowings                                                          82,000,000             (25,000,000)
  Issuance (retirement) of common and preferred stock                                     8,620,760                   11,333
  Cash dividends                                                                        (1,888,234)              (1,772,982)
-----------------------------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                                          220,987,937               33,716,921
-----------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                       6,724,846             (21,415,786)
  Cash and cash equivalents at beginning of year                                         59,304,276              100,726,657
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               66,029,122               79,310,871
=============================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                                  $18,334,128              $14,625,337
=============================================================================================================================

Cash paid for income taxes                                                                $429,331                  $465,373
=============================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                            $2,149,449               $1,773,202
Gross change in unrealized gains and (losses) on
  Available-for-sale securities                                                          $7,798,739               $1,125,961
Common stock issued to affect acquisition (See Note A) including
  treasury stock of 648,100                                                             $25,228,000                    $0.00
   Shares
=============================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2001 and 2000
                                                                                                 2001                   2000
-----------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), before tax:
   Unrealized gains on securities:
      Change in unrealized holding gains (losses) arising during period                    $7,808,719               $913,725
      Less:  Reclassification adjustment for gains included in
                 net income                                                                   (9,980)                212,236
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                                               7,798,739              1,125,961
Income tax benefit related to items of other comprehensive income                         (3,185,785)              (459,955)
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                               4,612,954                666,006

Plus:  Net income                                                                           4,459,458              5,024,612
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                       $9,072,412             $5,690,618
=============================================================================================================================

See notes to consolidated financial statements

                 COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial  information  and with  instructions  to Form  10-Q and Rule  10-01 of
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring  accruals)  considered  necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily  indicative of the results that may be expected for the year ended December 31, 2001.

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

On January 26, 2001, the Company acquired the Citizens  National Bank of Malone, an  eighty-year-old  commercial  bank, in a transaction  valued at  $25,228,000.
952,000 shares of Community Bank System,  Inc. was issued to the shareholders of
Citizens to affect the  transaction.  The Company  purchased  assets with a fair value of  $110,137,000,  assumed  liabilities with the fair value of $98,681,000 and recorded other purchase accounting adjustments totaling $499,000. The excess of purchase price over fair value of assets acquired amounted to $13,273,000 and will be amortized over a fifteen year period.

On May 14,  2001,  Community  Bank  System,  Inc.  and First  Liberty Bank Corp.
(NASDAQ-OTC:  FLIB)  completed  their  agreement  to  merge,  approved  by their respective  shareholders  on April 23,  2001,  in which CBU  acquired all of the stock of FLIB and merged  First  Liberty  Bank  &  Trust,  FLIB's  principal subsidiary,  into Community Bank, N.A., CBU's banking subsidiary.  First Liberty will continue to operate under its present name in Pennsylvania as a division of
Community Bank.

CBU  had  $2.3  billion  in  assets  prior  to  the  merger,   and  FLIB  was  a
$644-million-asset  bank holding company headquartered in Jermyn,  Pennsylvania.
At $2.9  billion  in assets,  the  combined  company  is now the  second-largest banking  franchise  headquartered  in Upstate New York and has a market value in excess of $320 million.

Pursuant to the  definitive  agreement,  each share of FLIB was  exchanged  on a tax-free  basis for 0.56  shares of  registered  common  stock of CBU.  At CBU's closing  price  on  May  11 of  $27.80,  the  shares  of CBU  received  by  FLIB shareholders have a value of $99.1 million,  or $15.57 per share. Based on CBU's current  annualized  quarterly  dividend,  FLIB  shareholders will realize a 37%
increase in cash dividends per share. CBU issued approximately  3,566,000 shares in the  transaction,  which  has been  recorded  under  the  pooling  method  of accounting.

Earnings Per Share

Basic  earnings  per share is  computed  based on the  weighted  average  shares outstanding.  Diluted  earnings  per  share is  computed  based on the  weighted average  shares  outstanding  adjusted  for the  dilutive  effect of the assumed exercise of stock options during the year. The following is a reconciliation  of basic to diuluted  earnings  per share for the three months ended March 31, 2001 and 2000:

------------------------------------------------------------------------------------------------------------------------------
For three months ended March 31, 2001                    Income                Shares                        Per share
                                                                                                              amount
------------------------------------------------------------------------------------------------------------------------------

         Net Income                                          $4,459,458

         Basic EPS                                            4,459,458             7,715,113                        $  0.58

         Effect of dilutive securities:
             Stock options                                            0               139,690
                                                 ---------------------------------------------

               DILUTED EPS                                   $4,459,458             7,854,803                        $  0.57

==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
For three months ended March 31, 2000                    Income                Shares                        Per share
                                                                                                              amount
------------------------------------------------------------------------------------------------------------------------------
NET INCOME

         Net Income                                          $5,024,612

         Basic EPS                                            5,024,612             7,092,527                        $  0.71

         Effect of dilutive securities:
             Stock options                                            0                88,452

                                                 ---------------------------------------------

               DILUTED EPS                                   $5,024,612             7,180,979                        $  0.70

==============================================================================================================================

PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements

The  information  required by rule 10.01 of  Regulation  S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations

The purpose of the discussion is to present  material  changes in Community Bank
System,  Inc.'s financial  condition and results of operations  during the three months  ended  March  31,  2001  which  are  not  otherwise  apparent  from  the consolidated  financial statements included in these reports.  When used in this report,  the term "CBSI" means Community Bank System,  Inc. and its subsidiaries on a consolidated  basis,  unless  indicated  otherwise.  Financial  performance comparisons  to peer bank holding  companies are based on data through  December
31, 2000 as provided by the Federal Reserve System;  the peer group is comprised of 172 bank holding companies having $1 to $3 billion in assets.

                                                                                                                                           COMMUNITY BANK SYSTEM, INC.
                             Page 9 of 11
                                                                                                                                               SUMMARY OF OPERATIONS
                                                                                                                                         EARNINGS AND BALANCE SHEET RECAP
                                                                                                                                  1ST QUARTER 2001 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                                                 Three Months Ended                                                                       Three Months Ended
     Three Months Ended

  Line       ---------------                                         Mar 31,           Mar 31,              Change                 Change                        Mar 31,            Dec 31,          Change                 Change                Dec 31,
     Sep 30,           Change                 Change
   No.       Earnings                                                   2001              2000              Amount                Percent                           2001               2000          Amount                Percent                   2000
        2000           Amount                Percent
             ---------------                                         -------           -------              -------               -------                        -------             -------         -------               -------                -------
     -------           -------               -------

    1        Net interest income                                     $18,483           $17,820                $663                   3.7%                        $18,483            $17,886            $597                   3.3%                $17,886
     $17,579             $307                   1.7%

    2        Loan loss provision                                       1,236             1,209                  27                   2.2%                          1,236              2,138            (902)                -42.2%                  2,138
       2,128               10                   0.5%

    3        Net interest income after                                17,247            16,611                 636                   3.8%                         17,247             15,748           1,499                   9.5%                 15,748
      15,451              297                   1.9%
             provision for loan losses

    4        Investment security
             gain (loss)                                                  10              (212)                222                 104.7%                             10                  0              10                   0.0%                      0
           0                0                   0.0%

    5        Other income                                              5,404             4,142               1,262                  30.5%                          5,404              5,603            (199)                 -3.6%                  5,603
       5,957             (354)                 -5.9%

   6a        Other expense                                            14,126            12,253               1,873                  15.3%                         14,126             13,043           1,083                   8.3%                 13,043
      12,894              149                   1.2%
   6b        Acquisition related expense                                 799                 0                 799                   0.0%                            799                  0             799                   0.0%                      0
           0                0                   0.0%

    7        Intangible amortization                                   1,365             1,110                 255                  23.0%                          1,365              1,187             178                  15.0%                  1,187
       1,187                0                   0.0%

    8        Inc before inc tax                                        6,371             7,178                (807)                -11.2%                          6,371              7,121            (750)                -10.5%                  7,121
       7,327             (206)                 -2.8%

    9        Income tax                                                1,911             2,154                (243)                -11.3%                          1,911              2,136            (225)                -10.5%                  2,136
       2,198              (62)                 -2.8%

   10        Net income                                               $4,460            $5,024               ($564)                -11.2%                         $4,460             $4,985           ($525)                -10.5%                 $4,985
      $5,129            ($144)                 -2.8%

             Earnings per share
   11a       Basic                                                     $0.58             $0.71              ($0.13)                -18.3%                          $0.58              $0.71          ($0.13)                -18.3%                  $0.71
       $0.73           ($0.02)                 -2.7%
   11b       Diluted                                                   $0.57             $0.70              ($0.13)                -18.6%                          $0.57              $0.70          ($0.13)                -18.6%                  $0.70
       $0.72           ($0.02)                 -2.8%
                                                                       =====             =====              ======                  ====                           =====              =====          ======                  ====                   =====
       =====           ======                   ===

             ----------------------------------
             Balances At Period End
             ----------------------------------
   12        Loans                                                $1,151,957        $1,033,488            $118,469                  11.5%                     $1,151,957         $1,098,726         $53,231                   4.8%             $1,098,726
  $1,081,531          $17,195                   1.6%

   13        Investments (excl. mkt val adj)                         919,317           692,300             227,017                  32.8%                        919,317            750,649         168,668                  22.5%                750,649
     732,173           18,476                   2.5%

   14        Earning assets                                        2,071,275         1,725,787             345,488                  20.0%                      2,071,275          1,849,375         221,900                  12.0%              1,849,375
   1,813,704           35,671                   2.0%

   15        Loan loss reserve                                        15,401            13,915               1,486                  10.7%                         15,401             14,614             787                   5.4%                 14,614
      14,614                0                   0.0%

   16        Intangible assets                                        66,528            48,374              18,154                  37.5%                         66,528             50,949          15,579                  30.6%                 50,949
      52,136           (1,187)                 -2.3%

   17        Total assets                                          2,278,401         1,883,603             394,798                  21.0%                      2,278,401          2,022,635         255,766                  12.6%              2,022,635
   1,973,581           49,054                   2.5%

   18        Deposits                                              1,599,985         1,420,785             179,200                  12.6%                      1,599,985          1,457,730         142,255                   9.8%              1,457,730
   1,455,391            2,339                   0.2%

   19        Borrowings                                              470,926           328,819             142,107                  43.2%                        470,926            398,924          72,002                  18.0%                398,924
     372,922           26,002                   7.0%

   20        Total equity                                           $171,934          $112,419             $59,515                  52.9%                       $171,934            139,376         $32,558                  23.4%                139,376
    $121,976          $17,400                  14.3%

                                                                                                                                                    COMMUNITY BANK SYSTEM, INC.
                                          Page 11 of 11
                                                                                                                                                       SUMMARY OF OPERATIONS
                                                                                                                                                          KEY RATIO RECAP
                                                                                                                                           1ST QUARTER 2001 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                                                      Three Months Ended                                                                            Three Months Ended
                    Three Months Ended

  Line       ----------------                                                Mar 31,           Mar 31,           Change                  Change                           Mar 31,           Dec 31,           Change                   Change
  Dec 31,            Sep 30,           Change                  Change
   No.       Profitability                                                      2001              2000           Amount                 Percent                              2001              2000           Amount                  Percent
     2000               2000           Amount                 Percent
             ----------------                                                -------           -------           -------                -------                           -------           -------          -------                  -------
  -------            -------           -------                -------
   21        Return on assets                                                  0.84%             1.09%            (0.25)%pts.   ---                                         0.84%             1.00%            (0.16)%pts.   ---
    1.00%              1.06%            (0.06)%pts.   ---
   22        Return on equity                                                 11.43%            18.52%            (7.09)%pts.   ---                                        11.43%            15.89%            (4.46)%pts.   ---
   15.89%             17.31%            (1.42)%pts.   ---

   23        Cash net income                                                  $5,334            $5,681            ($347)                  -6.1%                            $5,334            $5,687            ($353)                   -6.2%
   $5,687             $5,830            ($143)                  -2.5%
   24        Cash earnings per share (diluted)                                 $0.68             $0.79           ($0.11)                 -13.9%                             $0.68             $0.80           ($0.12)                  -15.0%
    $0.80              $0.82           ($0.02)                  -2.4%
   25        Tangible return on assets                                         1.01%             1.23%            (0.22)%pts.   ---                                         1.01%             1.14%            (0.13)%pts.   ---
    1.14%              1.20%            (0.06)%pts.   ---
   26        Tangible return on  equity                                       13.68%            20.94%            (7.26)%pts.   ---                                        13.68%            18.13%            (4.45)%pts.   ---
   18.13%             19.68%            (1.55)%pts.   ---

   27        Net interest margin                                               4.09%             4.43%            (0.34)%pts.   ---                                         4.09%             4.15%            (0.06)%pts.   ---
    4.15%              4.19%            (0.04)%pts.   ---

   28        Non interest income/                                              21.4%             17.8%              3.6 %pts.   ---                                         21.4%             22.4%             (1.0)%pts.   ---
    22.4%              24.0%             (1.6)%pts.   ---
             operating income
             (excl sec gains & branch disp)

   29        Efficiency ratio
             (excl one time items                                              59.1%             52.7%              6.4 %pts.   ---                                         59.1%             52.8%              6.3 %pts.   ---
    52.8%              51.9%              0.9 %pts.   ---
              & intangible amortization)
             -----------
             Capital
             -----------
   30        Tier I leverage ratio                                             6.00%             5.80%             0.20 %pts.   ---                                         6.00%             5.79%             0.21 %pts.   ---
    5.79%              5.65%             0.14 %pts.   ---

   31        Accumulated other Comp. income                                  $11,666          ($12,422)         $24,088                  193.9%                           $11,666            $7,053           $4,613                    65.4%
   $7,053            ($7,242)         $14,295                  197.4%

             Common shares outstanding
   32a       Weighted average                                                  7,855             7,181              674                    9.4%                             7,855             7,102              753                    10.6%
    7,102              7,090               12                    0.2%
   32b       Period end                                                        7,979             7,093              886                   12.5%                             7,979             6,993              986                    14.1%
    6,993              6,993                0                    0.0%

   33        Cash dividends declared
             per common share                                                  $0.27             $0.25            $0.02                    8.0%                             $0.27             $0.27            $0.00                     0.0%
    $0.27              $0.27            $0.00                    0.0%

   34a       Common stock price                                               $28.06            $22.81            $5.25                   23.0%                            $28.06            $24.75            $3.31                    13.4%
   $24.75             $25.94           ($1.19)                  -4.6%
   34b       Total return - last 12 months                                     28.4%              (0.3)%           28.7 %pts.   ---                                         28.4%             11.8%             16.6 %pts.   ---
    11.8%               (1.1)%           12.9 %pts.   ---

   35a       Book value                                                       $21.55            $15.85            $5.70                   36.0%                            $21.55            $19.93            $1.62                     8.1%
   $19.93             $17.44            $2.49                   14.3%
   35b       Tangible book value                                              $13.21             $9.03            $4.18                   46.3%                            $13.21            $12.64            $0.57                     4.5%
   $12.64              $9.99            $2.65                   26.5%
             -----------------------------
             Asset Quality Ratios
             -----------------------------
   36        Loan loss reserve /
             loans outstanding                                                 1.34%             1.35%            (0.01)%pts.   ---                                         1.34%             1.33%             0.01 %pts.   ---
    1.33%              1.35%            (0.02)%pts.   ---

   37        Nonperforming loans /
             loans outstanding                                                 0.91%             0.57%             0.34 %pts.   ---                                         0.91%             0.55%             0.36 %pts.   ---
    0.55%              0.58%            (0.03)%pts.   ---

   38        Loan loss reserve /
             nonperforming loans                                                146%              235%              (89)%pts.   ---                                          146%              240%              (94)%pts.   ---
     240%               235%                5 %pts.   ---

   39        Net charge-offs /
             average loans                                                     0.44%             0.28%             0.16 %pts.   ---                                         0.44%             0.78%            (0.34)%pts.   ---
    0.78%              0.79%            (0.01)%pts.   ---

   40        Loan loss provision /
             net charge-offs                                                    100%              169%              (69)%pts.   ---                                          100%              100%                0 %pts.   ---
     100%               101%               (1)%pts.   ---

   41        Nonperforming assets /
             loans outstanding + OREO                                          1.03%             0.69%             0.34 %pts.   ---                                         1.03%             0.65%             0.38 %pts.   ---
    0.65%              0.66%            (0.01)%pts.   ---

                                                                                                                                                    COMMUNITY BANK SYSTEM, INC.
                                          Page 11 of 11
                                                                                                                                                       SUMMARY OF OPERATIONS
                                                                                                                                                          KEY RATIO RECAP
                                                                                                                                           1ST QUARTER 2001 AND PRIOR QUARTER COMPARISONS

000s Omitted                                                                                 Three Months Ended                                                                              Three Months Ended
                    Three Months Ended

  Line       ---------------------------------                               Mar 31,           Mar 31,           Change                  Change                           Mar 31,           Dec 31,           Change                   Change
  Dec 31,            Sep 30,           Change                  Change
   No.       Asset Quality Components                                           2001              2000           Amount                 Percent                              2001              2000           Amount                  Percent
     2000               2000           Amount                 Percent
             ---------------------------------                               -------           -------           -------                 -------                          -------           -------          -------                  -------
 -------              -------         -------                 -------
   42        Nonaccruing loans                                                $5,807            $5,320             $487                    9.2%                            $5,807            $4,423           $1,384                    31.3%
   $4,423             $4,718            ($295)                  -6.3%
   43        90+ days delinquent                                               4,726               592            4,134                  698.3%                             4,726             1,655            3,071                   185.6%
    1,655              1,502              153                   10.2%
   44        Tot nonperforming loans                                         $10,533            $5,912           $4,621                   78.2%                           $10,533            $6,078           $4,455                    73.3%
   $6,078             $6,220            ($142)                  -2.3%

   45        Troubled debt restructurings                                        103               130              (27)                 -20.8%                               103               116              (13)                  -11.2%
      116                129              (13)                 -10.1%
   46        Other real estate                                                 1,210             1,050              160                   15.2%                             1,210               906              304                    33.6%
      906                760              146                   19.2%
   47        Tot nonperforming assets                                        $11,846            $7,092           $4,754                   67.0%                           $11,846            $7,100           $4,746                    66.8%
   $7,100             $7,109              ($9)                  -0.1%

   48        Net Charge-Offs                                                   1,236               715              521                   72.9%                             1,236             2,137             (901)                  -42.2%
    2,137              2,117               20                    0.9%
             ---------------------------------
             Components of Net Interest Margin
             ---------------------------------

   49        Loan yield                                                        9.12%             9.02%             0.10 %pts.   ---                                         9.12%             9.35%            (0.23)%pts.   ---
    9.35%              9.27%             0.08 %pts.    ---
   50        Investment yield                                                  7.38%             7.32%             0.06 %pts.   ---                                         7.38%             7.40%            (0.02)%pts.   ---
    7.40%              7.30%             0.10 %pts.    ---

   51        Earning asset yield                                               8.38%             8.32%             0.06 %pts.   ---                                         8.38%             8.56%            (0.18)%pts.   ---
    8.56%              8.47%             0.09 %pts.    ---

   52        Interest bearing deposits rate                                    4.55%             3.92%             0.63 %pts.   ---                                         4.55%             4.59%            (0.04)%pts.   ---
    4.59%              4.42%             0.17 %pts.    ---
   53        Borrowed funds rate                                               6.19%             6.36%            (0.17)%pts.   ---                                         6.19%             6.66%            (0.47)%pts.   ---
    6.66%              6.79%            (0.13)%pts.    ---

   54        Cost of all interest bearing funds                                4.95%             4.50%             0.45 %pts.   ---                                         4.95%             5.09%            (0.14)%pts.   ---
    5.09%              4.97%             0.12 %pts.    ---

   55        Cost of funds (includes DDA)                                      4.30%             3.87%             0.43 %pts.   ---                                         4.30%             4.39%            (0.09)%pts.   ---
    4.39%              4.27%             0.12 %pts.    ---
   56        Cost of funds / earning assets                                    4.29%             3.89%             0.40 %pts.   ---                                         4.29%             4.40%            (0.11)%pts.   ---
    4.40%              4.29%             0.11 %pts.    ---

   57        Net interest margin                                               4.09%             4.43%            (0.34)%pts.   ---                                         4.09%             4.15%            (0.06)%pts.   ---
    4.15%              4.19%            (0.04)%pts.    ---

   58        Full tax equivalent adjustment                                   $1,343            $1,283              $60                    4.7%                            $1,343            $1,282              $61                     4.8%
   $1,282             $1,296             ($14)                  -1.1%

             ---------------------------------
             Average Balances for Period
             ---------------------------------
   59        Loans                                                        $1,135,742        $1,017,566         $118,176                   11.6%                        $1,135,742        $1,090,961          $44,781                     4.1%
$1,090,961         $1,070,150          $20,811                    1.9%

   60        Investments (excl. mkt val adj.)                                828,407           715,531          112,876                   15.8%                           828,407           744,979           83,428                    11.2%
  744,979            722,707           22,272                    3.1%

   61        Earning assets                                                1,964,149         1,733,097          231,052                   13.3%                         1,964,149         1,835,940          128,209                     7.0%
1,835,940          1,792,857           43,083                    2.4%

   62        Total assets                                                  2,145,661         1,859,693          285,968                   15.4%                         2,145,661         1,983,294          162,367                     8.2%
1,983,294          1,931,980           51,314                    2.7%

   63        Deposits                                                      1,542,050         1,388,181          153,869                   11.1%                         1,542,050         1,454,985           87,065                     6.0%
1,454,985          1,442,063           12,922                    0.9%

   64        Borrowings                                                      417,322           352,762           64,560                   18.3%                           417,322           385,273           32,049                     8.3%
  385,273            357,730           27,543                    7.7%

   65        Total equity                                                   $158,160          $109,144          $49,016                   44.9%                          $158,160          $124,776          $33,384                    26.8%
 $124,776           $117,858           $6,918                    5.9%

Cash earnings for first quarter 2001 were $5.33 million, a decrease of 6.1% from the same period last year.  Cash  earnings per share  (diluted)  for the quarter were $.68, down 13.9% from the prior year's level of $.79, reflective of greater shares outstanding due to the January 26, 2001 acquisition of $112-million-asset
Citizens  National Bank of Malone (NY).  Excluding  one-time expenses related to the Citizens  acquisition and the planned May 11 merger with  $647-million-asset
First  Liberty Bank Corp.,  cash earnings rose 2.3% from the prior year to $5.81 million while  earnings per share  decreased  6.3% to $.74.  Tangible  return on equity,  adjusted for  acquisition-related  expenses,  was 14.90% while adjusted tangible return on assets was 1.10%.

     Net  income  reported  on a GAAP  basis  for first  quarter  2001 was $4.46 million, a decrease of 11.2% from the same period last year.  Earnings per share
(diluted)  for the  quarter  was $.57,  down  18.6% from  2000's  level of $.70.
Excluding  acquisition-related  expenses, net income was off 1.8% from the prior year to $4.93 million while earnings per share decreased 10.0% to $.63.

FIRST QUARTER PERFORMANCE HIGHLIGHTS

During the first quarter, CBU focused on assimilating the Citizens National Bank acquisition  and  prepared to  assimilate  the larger  First  Liberty Bank Corp.
combination.  CBU is moving  aggressively  to streamline  operations to maximize back office efficiency,  as demonstrated by First Liberty's recent  announcement that it will  reduce  its work  force by 64  employees  in  anticipation  of the merger. Despite a continued softening economy this quarter,  mortgages increased and commercial loan levels remained  unchanged,  although consumer borrowing did slow somewhat.  Interest margins stabilized after a year-long decline,  revenues from financial  services and most banking  products were  maintained,  and asset quality,  as measured by net  charge-offs,  improved over the last six months of
2000.

o    Noninterest  income  (excluding  securities  transactions)  exceeded  first quarter 2000 by over 30%, with  financial  services  products  spearheading that progress due to the purchase of Elias Asset  Management (EAM) on April
     3, 2000; the ratio of noninterest  income to operating income rose a strong
     3.6  percentage   points  to  21.4%.   Compared  to  fourth  quarter  2000,
     noninterest  income was down 3.6%,  reflecting a decrease in revenues  from merchant credit card processing.

o    Net interest income for the three months rose by 3.3% or $597,000  compared to fourth  quarter 2000.  Though nearly all of that increase  resulted from
     higher   earning   assets  due  to  the  Citizens  Bank   acquisition   and
     implementation of a planned investment  strategy  associated with the First
     Liberty  acquisition,  margins have stabilized  following four  consecutive quarters of decreases.

o    Loans  climbed  over $53 million  during the  quarter,  bringing  the total increase during the last twelve months to $118 million or 11.5%.  Excluding
     $59 million in loans related to the Citizens Bank acquisition, outstandings have  decreased  $5.5 million  since year end because of continued  reduced consumer demand for installment loans, mirroring the softening economy.

o    Net  charge-offs  at $1.2  million  were  down by over 42% from the  fourth
     quarter  level,   reflective  of  a  significant  reduction  in  commercial
     charge-off levels from the last half of 2000 and continued good results for consumer  installment loans. This enabled a $902,000 reduction in loan loss provision  expense  from the fourth  quarter and  virtually  no change from first quarter last year.  Nonperforming  loans  increased $4.5 million from year  end,  to  .91%  of  loans  outstanding,  as the  result  of a  90-day delinquency  by a  significant  commercial  loan  customer.  Subsequent  to quarter end,  this  customer has made payments  which have  eliminated  its
     90-day delinquency and decreased the nonperforming loan ratio to .59%.

o    The Company's efficiency ratio,  excluding one-time acquisition and related expenses,  increased to 55.9%,  largely  reflecting an increase in overhead expense  due to the five  acquired  Citizens  branches.  Though the planned overhead  reduction targets for these branches have been realized,  actions to increase  their revenue  contribution  have not fully taken effect.  The efficiency ratio also reflects the Company's relatively modest net interest income growth as well as the costs associated with CBU's growing  financial services businesses, which have a higher efficiency ratio by their nature.

o    Assets under  management  exceeded $1.18 billion as of quarter end - nearly twice the level of a year earlier - reflective of growth in retirement plan trusts and assets originated  through CBU's  broker-dealer,  as well as the purchase of EAM. The  acquisition  of The Citizens  National Bank of Malone
     (CNB) was completed on January 26, 2001, with  consolidation into Community
     Bank, N.A.'s Northern New York franchise.  This acquisition adds 10,000 new households and gives  Community Bank the leading  deposit market share - at
     22% - in Franklin County.  The acquisition was consummated  using purchase accounting  treatment  and the reissue of the  Company's  Treasury  shares, enabling the  proposed  merger with First  Liberty Bank Corp.  (FLIB) to be completed using favorable pooling accounting rules.

o    In  mid-March,  CBU  and  pending  merger  partner  First  Liberty  jointly announced  a  reduction  in FLIB's  workforce  of 64  employees  as part of streamlining  operations and  administrative  functions.  With the expected realignment of FLIB branch staff  following the  consolidation,  as well as other strategies in process, the expense reduction goal of $3.2 million set last November appears realistic.  Also during the first quarter,  over $145 million in new  investments was added to CBU's balance sheet at a spread of approximately 125 basis points,  representing a significant  portion of the planned  investment  leverage  strategy  of the  combined  entity.  Lastly, shareholders of both companies gave overwhelming  approval of the agreement and plan to merge at simultaneous meetings held on April 23, 2001.

NONINTEREST INCOME GROWTH LED BY FINANCIAL SERVICES

     As previously highlighted,  first quarter noninterest income (excluding net securities gains/losses) rose a substantial $1.26 million or 30% compared to one year earlier due to the  acquisition  of EAM.  Without EAM,  growth in financial services would have been $160,000 or 9.9% while overall noninterest income would have risen  $215,000 or 5.2%.  Growth in fees from the sale of banking  products was muted because the Bank's long-standing processor of credit card transactions exited the  business,  subsequently  replaced  by a more  established  but lower commission-paying  vendor.  Compared to fourth quarter 2000,  financial services revenues were  essentially  unchanged while recurring  banking service fees were off  $135,000  or 5.0% due to the  credit  card  contract.  The  fourth  quarter included  a modest  gain on the sale of  branch  properties  compared  with none during the first quarter.

     For the twelve months ended March 31, 2001,  financial  services  comprised
$11.3 million or 50% of noninterest  income. EAM was the largest  contributor of revenues at $4.1 million (18% of  noninterest  income).  Next was the  Company's
BPA/EBT business,  which provides investment management,  pension administration and consulting  services,  which  produced fees of $3.1 million (14%).  Revenues from broker-dealer  Community Investment Services, Inc. (CISI) were $1.8 million
(8%),  followed by the Bank's  well-established  personal trust  business,  with gross income of $1.4 million (6%). Lastly,  commissions/dividends  from the sale of  insurance  products  through  the Bank's  branch  network and or through the
Bank's  insurance  subsidiary,   Community  Financial  Services,   Inc.  (CFSI),
contributed $.9 million in revenues (4%). Total assets under management at $1.18 billion  were  down  3.3% from one year  earlier  (including  EAM on a pro forma basis),  and off 8.1% from year-end 2000 due to an unusually  unfavorable equity market in the first quarter 2001. This latter decrease, which reflects continued
net growth in new business,  compares to an 11.8% decrease in the Standard &
Poor's 500 index.

     Revenues  from a variety of banking  services  constituted  the  balance of noninterest  income  ($11.1  million or 50%) for the 12 months  ending March 31,
2001.  General  banking fees made up $9.3 million (41% of  noninterest  income).
Electronic  banking fees from  VISA(TM)and  ATM  transactions  contributed  $1.5 million (7%),  while mortgage banking and other revenues added $.3 million (2%).
At quarter end, the mortgage  servicing  portfolio  stood at  approximately  $92 million,  with mortgage  servicing  rights valued at $512,000.  Secondary market sales for the past 12 months were $10.9  million,  with first quarter 2001 sales at $4.4 million being  substantially  stronger than the preceding five quarters, due to improved demand caused by falling interest rates since year end.

     Noninterest income as a percent of operating income increased a significant
3.6  percentage  points  during  the last  four  quarters  to  21.4%,  excluding transactions related to investment securities and disposal of branch properties.
Compared to fourth  quarter 2000,  the ratio was down by one  percentage  point, reflecting  financial  service  revenues being flat and electronic  banking fees down while net interest income rose 3.3%.

     For first quarter 2001, CBU's financial services businesses,  including the sale of insurance  related to installment and mortgage loans originated  through the Bank's  branch  network,  contributed  $688,000 in pretax  income  (prior to allocation of corporate  overhead),  or 9.6% of Company-wide  results  excluding acquisition-related  expenses.  Pretax return on revenue  exceeded 24% while the efficiency ratio for financial services (excluding intangible  amortization) was approximately 72%.

COMPRESSION ON NET INTEREST MARGIN STABILIZES

     The decline in net  interest  margin,  which began in the first  quarter of last year, stabilized this quarter. Though the reported margin of 4.09% was down six basis points from fourth quarter 2000,  results reflected both the impact of the $145 million investment leverage in anticipation of the First Liberty merger and the Company's  installment loan holiday extension  program.  Excluding these factors,  the first quarter net interest  margin was 4.17%  compared to 4.09% in the fourth quarter and 4.43% for the comparable quarter last year. Based on data for fourth quarter 2000, the Bank's net interest margin is in the favorable 65th peer percentile.

     The cost of  interest-bearing  liabilities  averaged  4.95% for the last 90 days, down 14 basis points from fourth quarter 2000 and the first decrease since second quarter 1999. The three  half-point  reductions in the Federal Funds rate between  January  3rd and March 20th had a strongly  positive  impact on funding costs.

     Rates were lower in virtually  all deposit  categories,  with a three basis point drop in average time deposits outstanding having a significant impact. The rate on renewing  public fund C.D.'s has been less than that of maturing  C.D.'s since  year end while a similar  reversal  in  pricing  spread  for  retail  and corporate time deposits began in mid-February.  Rates on borrowed funds improved even more dramatically, down 47 basis points compared to fourth quarter 2000.

     The overall  yield on earning  assets  decreased 18 basis points on average compared  to fourth  quarter  2000,  comprised  of a 23  basis-point  lower loan portfolio yield and a two basis-point  decrease in investment  portfolio  yield.
The latter is the result of a $169 million or 23% expansion of the portfolio via assumption  of $46  million in  securities  from the  Citizens  acquisition  and purchases related to the planned First Liberty investment leverage;  this latter
strategy  is  intended  to  maintain  the  combined   investment   portfolio  at
approximately  the same  portion  of  earning  assets  as CBU's mix prior to the merger. The decrease in loan yield reflects the  fixed/variable  rate mix of the loan portfolio  (approximately 34% variable within 90 days),  continued pressure on loan  pricing,  and a slight  change in mix toward  commercial  and  mortgage loans.

     Compared to first quarter 2000, the $118 million  increase in average loans has been  totally  funded by growth in  average  deposits,  with $36  million in deposits  available to support  nearly one third of the growth in the securities portfolio.  Consumer and business deposits (IPC) rose $125 million (10.4%),  and deposits of local municipalities climbed nearly $28 million (their time deposits generally being a lower cost  alternative to capital market  borrowing).  Of the
IPC deposit  increase,  there was an 8.7% ($18 million) rise in demand deposits.
Excluding the impact of the Citizens  acquisition,  average IPC deposits for the quarter  rose $69  million  or 5.7%  over one year  earlier  while  public  fund deposits were $23 million higher.

     Average capital market  borrowings for the first quarter were $417 million, up $65 million or 18% from one year  earlier  compared to a $113  million or 16%
rise in investments  outstanding.  Since year end, borrowings have increased $72 million  to support  $169  million in  investment  growth.  The ratio of average borrowings to total funds  sources in the first quarter was 21%, one  percentage point higher than one year earlier. At quarter end, the borrowed funds ratio was
23%.

LOAN PORTFOLIO EXPANDS DUE TO CITIZENS ACQUISITION

     Loans rose $53  million  during the last three  months to $1.152  billion -
$118 million, or 11.5%, higher than one year earlier.  Excluding the $59 million in loans from the Citizens  Bank  acquisition,  loans dipped  during the last 90 days by $5.5 million, reflective of the nation-wide softening in the economy.

     The  decrease  in loans  (excluding  Citizens)  during  the  first  quarter reflected a slowdown in consumer installment borrowing, largely for automobiles, which began in fourth quarter 2000. Consumer direct loans (including home equity loans) were off $4.3 million  compared to a modest  $799,000  rise during fourth quarter 2000;  outstandings,  including $9.4 million from Citizens, are up $14.3 million  or  6.9%  since  March  31,  2000 to $220  million.  Indirect  consumer installment loans (mainly automobile  financing),  which have been slowing since last fall,  decreased  $6.1  million  during the last 90 days  following  a $4.4 million dip in the preceding quarter; outstandings,  including $1.5 million from
Citizens,  are virtually  unchanged from a year ago at $223 million. As a mix of total loans  outstanding,  consumer direct and consumer  indirect loans are each
19%, down a combined three percentage points from March 31, 2000.

     Business  lending  (excluding  Citizens) was unchanged  from year-end 2000, following an $8.0 million  increase in the fourth quarter and a $2.2 million dip in the third  quarter.  Outstandings,  including  $19.9  million  acquired  from
Citizens,  rose to $418  million as of March 31,  2001,  up $38  million or 9.9%
since the same  period one year ago.  This growth is net of an  abnormally  high
$3.6 million in commercial  charge-offs during the last 12 months as well as the impact of closing down the Company's  limited  asset-based  lending  program for small businesses,  which was off $4.0 million. Business lending represents 36.3%
of total loans outstanding, slightly lower than the 36.8% mix at March 31, 2000.

     Consumer  mortgages was the one segment of the portfolio that showed growth during the quarter,  up $4.9 million,  excluding  $28 million in loans  acquired from Citizens.  This improvement matched the increase in first quarter 2000, and brings total growth over the last 12 months to $67 million or nearly 30% to $291 million in outstandings.  Borrowers continue to use this vehicle (in most cases, the Bank pays all closing costs in exchange for a higher  interest rate) to term out portions of their consumer  debt,  resulting in an increased mix of consumer mortgages held in portfolio to 25% from under 22% a year earlier.  As previously discussed,  loans originated for sale and sold in the secondary market were $4.4 million this  quarter,  their best  performance  since third quarter 1999 due to lower interest rates;  originations and sales were $10.9 million during the last
12 months.

UNDERLYING ASSET QUALITY REMAINS SOLID

     Nonperforming  loans  ended the  quarter at $10.5  million or .91% of loans outstanding,  up $4.6 million and 36 basis points,  respectively,  from one year ago, with  virtually  all of the increase  coming since  December 31, 2000.  The primary  reason for the $4.5 million  change since year end is that $3.8 million of a $5.1 million commercial loan relationship  became 90 days delinquent during the quarter  along with  several  relatively  small real estate  loans  becoming nonaccruing.  However, the commercial loan customer which caused this change has
made  payments   subsequent  to  March  31  which  have  eliminated  its  90-day delinquency,  resulting  in a  .59%  nonperforming  loan  ratio.  The  Company's nonperforming  loan ratio as of  December  31,  2000 was .55%,  13 basis  points better than the peer norm of .68% based on the most recently available data.

     The ratio of loan loss reserves to loans  outstanding  ended the quarter at
1.34%, up one basis point from year end. Coverage over  nonperformers  decreased by 94 percentage  points to 146%,  but with the  improvement in the single large commercial  loan  noted  above,  coverage  is  today  restored  to  228%.  Total delinquencies  (30 days or more past due plus nonaccruals) were 1.75%, down from an unusually high 2.03% reading at year end, but above the 1.30% -1.50% norm for the 18 months ended June 30, 2000.  Installment loan delinquencies were 1.47% at quarter  end,  the best they have been for nine  months  and at the norm for the
preceding  18-month  period.  The  Company's  collection  function,   which  was
centralized in mid-2000 to improve its productivity and effectiveness, continues to be vigilant in keeping  total  delinquencies  within CBU's  guideline of less than 2.0%.

     Net  charge-offs  for the quarter were $1.24  million,  $521,000  more than first quarter 2000. To put these fluctuations in perspective,  the current level of net  charge-offs  compares  favorably  to average  quarterly  levels of $1.04 million in 1999 and $1.28 million in 1998.  In addition,  net  charge-offs  as a percent of average loans  outstanding  were .44% for the three months just ended versus ratios for 2000,  1999, and 1998 of .57%,  .44%, and .58%,  respectively.
The  underlying  trend during this period was a steady  reduction in installment
loan  write-offs   against  gradually   increasing  but  manageable   commercial
write-downs.   Net  charge-offs  to  average  outstandings  for  commercial  and installment loans for first quarter 2000 were .41% and .91%,  respectively.  For all of 2000, 1999, and 1998, the commercial loan ratio was .80%, .25%, and .16%, respectively,  while the  installment  loan  ratio was .82%,  1.04%,  and 1.45%, respectively.

     Loan loss provision  expense has equally  matched net  charge-offs  for the last three  consecutive  quarters.  The first quarter 2001  provision  virtually matched that of the same  quarter  last year,  having no impact on the change in earnings.  Compared to fourth quarter last year, the current  provision is lower by $902,000, offsetting more than half the reduction in pretax earnings.

EFFICIENCY RATIO RISES, REFLECTING ACQUISITION ACTIVITY

     The Company's  first quarter  efficiency  ratio  (overhead less  intangible amortization  compared to net  interest  plus  recurring  other  income)  rose a substantial  6.4  percentage  points from the first quarter 2000 level to 59.1%.
Excluding one-time acquisition  expenses plus overtime of operations  personnel, the ratio  increased by 3.2  percentage  points to 55.9%.  The rise reflects the increase in overhead expense due to the five acquired Citizens  branches,  which is  disproportionate  at this time to their revenue  contribution.  In addition, financial  services  businesses,  whose expansion at the Company continues to be robust,  characteristically have a higher efficiency ratio. Lastly, net interest income growth has been a relatively modest 3.7%.

     For first quarter 2001, overhead (before intangible amortization) rose $2.7 million or 21.8% over the prior year's  level.  Excluding  the expenses of Elias
Asset Management,  which was acquired following first quarter 2000, the overhead of the Citizens  branches  added in first  quarter 2001,  and one-time  expenses related to the Citizens and First Liberty acquisitions, overhead was up $836,000 or 6.8%.  Nearly the  entirety  of this  latter  increase  represents  personnel expense, up $723,000 or 10.6%,  reflective of annual merit increases,  selective additions  to staff in certain  operations  and  lending  functions,  and higher medical and pension  expense.  The balance of the  increase  largely  resides in
higher  occupancy  and  equipment   expense  and  in  higher  supplies  expense;
depreciation  expense rose due to the capital expenditures related to conversion of the Company's  check  processing  operations to image  processing,  and paper costs increased substantially.

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
first,  the  relationship  within 30 days between  liquid assets and  short-term liabilities which are vulnerable to nonreplacement;  and second, a projection of subsequent  cash  availability  over an additional 60 days.  The minimum  policy level of  liquidity  under the Basic  Surplus/Deficit  approach is 7.5% of total assets for both the 30 and 90-day  time  horizons.  As of March 31,  2001,  this ratio was 16.5% and 15.8%,  respectively,  excluding the  Company's  capacity to borrow additional funds from the Federal Home Loan Bank.

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

The following  reflects the Company's  one-year net interest income  sensitivity based on asset and liability levels on March 31, 2001, assuming no growth in the balance sheet,  and assuming a 200 basis point  instantaneous  rate shock in the prime rate, federal funds rate and the entire Treasury yield curve.

                      REGULATORY MODEL

-------------------- ------------------ -----------------------
    Rate Change        Dollar Change     Percent of Flat Rate
-------------------- ------------------ -----------------------
  IN BASIS POINTS       (IN 000'S)       NET INTEREST INCOME
-------------------- ------------------ -----------------------
-------------------- ------------------ -----------------------
       +200 bp           $(2,160)                 -2.7%
-------------------- ------------------ -----------------------
-------------------- ------------------ -----------------------
       -200 bp            $1,639                   2.1%
-------------------- ------------------ -----------------------
-------------------- ------------------ -----------------------

A second  simulation  was  performed  based on what the  Company  believes to be conservative  levels of balance sheet growth--high single digit growth in loans, low single digit growth in deposits, and necessary increases in borrowings, with slight growth in  investments  and no growth in any other major  portions of the balance  sheet--  along with 200 BP movements  over a twelve month period in the prime rate,  federal  funds rate,  and a Treasury  yield curve moving  closer to historical spreads to fed funds.  Under this set of assumptions,  the Bank's net interest income is showing a mild level of sensitivity to rising interest rates.
In a falling interest rate  environment,  net interest income is slightly better than if rates were unchanged.

                       MANAGEMENT MODEL

-------------------- ------------------ -----------------------
    Rate Change        Dollar Change     Percent of Flat Rate
-------------------- ------------------ -----------------------
  IN BASIS POINTS       (IN 000'S)       NET INTEREST INCOME
-------------------- ------------------ -----------------------
-------------------- ------------------ -----------------------
       +200 bp           $(1,778)                 -2.2%
-------------------- ------------------ -----------------------
-------------------- ------------------ -----------------------
       -200 bp            $1,268                   1.6%
-------------------- ------------------ -----------------------
-------------------- ------------------ -----------------------

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

NEW ACCOUNTING PRONOUNCEMENTS

In  1998,  the  Company  adopted  SFAS  No.  133,   "Accounting  for  Derivative
Instruments  and  Hedging  Activities."  This  statement  requires  an entity to recognize all  derivative as either assets or  liabilities  in the balance sheet and measure  those  instruments  at fair value.  The Company has no  outstanding derivative financial instruments and,  accordingly,  adoption of SFAS 133 had no other affect on the Company's financial statements.

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

                                                                         First Quarter Ended March 31,
                                              -----------------------------------------------------------------------------------
                                                                   2001                                      2000
                                              -----------------------------------------------------------------------------------
(000's omitted except yields                    Avg.            Amt. Of     Avg.          Avg.            Amt. of     Avg.
And rates)                                      Balance         Interest    Yield/Rate    Balance         Interest    Yield/Rate
                                                                            Paid                                      Paid
ASSETS:
                                              -----------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold                                  $324            $4       5.10%         $30,782          $432      5.64%
     Time deposits in other banks                         384             6       6.46%             369             5      5.01%

     Taxable investment securities                    688,036        12,469       7.35%         562,269        10,210      7.30%
     Nontaxable investment securities                 139,663         2,586       7.51%         122,111         2,379      7.84%
     Loans (net of unearned discount)               1,135,742        25,538       9.12%       1,017,566        22,829      9.02%
                                                --------------  ------------              --------------  ------------

          Total interest-earning assets             1,964,149       $40,603       8.38%       1,733,097       $35,855      8.32%

Noninterest earning assets
     Cash and due from banks                           56,219                                    60,006
     Premises and equipment                            28,615                                    25,609
     Other Assets                                      99,991                                    78,555
     Less:allowance for loans                        (15,195)                                  (13,509)
     Net unrealized gains/(losses) on
          available-for-sale portfolio                 11,882                                  (24,065)
                                                --------------                            --------------

          Total                                    $2,145,661                                $1,859,693
                                                ==============                            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabailities
     Savings deposits                                $506,129        $2,793       2.24%        $493,653        $2,662      2.17%
     Time deposits                                    778,292        11,616       6.05%         651,866         8,510      5.25%
     Short-term borrowings                            148,186         2,220       6.08%         252,944         3,895      6.19%
     Long-term borrowings                             269,136         4,148       6.25%          99,818         1,685      6.79%
                                                ----------------------------              ----------------------------
          Total interest-bearing                    1,701,743        20,777       4.95%       1,498,281        16,752      4.50%
          liabilities

Noninterest bearing liabilities
     Demand deposits                                  257,629                                   242,662
     Other liabilities                                 28,129                                     9,606
Shareholders' equity                                  158,160                                   109,144
                                                --------------                            --------------
          Total                                    $2,145,661                                $1,859,693
                                                ==============                            ==============

Net interest earnings                                               $19,826                                   $19,103
                                                                ============                              ============

Net yield on interest-earning assets                                              4.09%                                    4.43%
                                                                            ============                              ===========

Federal tax exemption on nontaxable investment
   securities included in interest income                            $1,343                                    $1,283

B)   The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest  expense for each underlying category.

The volume and rate components of interest income and interest  expense for each underlying category are as follows:

                                          -------------------------------------------------------------------------------
                                                    1st Quarter 2001 versus 1st Quarter 2000
                                          -------------------------------------------------------------------------------

                                                    Increase (Decrease) Due to Change In (1)

                                                                                                       Net
                                                          VOLUME                      RATE            CHANGE
                                                          ------                      ----            ------

Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell                         ($390)                     ($38)           ($428)

   Time deposits in other banks                                      0                         1                2

   Taxable investment securities                                 2,197                        62            2,259

   Nontaxable investment securities                                779                     (572)              207

   Loans (net of unearned discounts)                             2,482                       227            2,709

Total interest-earning assets (2)                               $4,493                      $255           $4,748

Interest paid on:
   Savings deposits                                                $58                       $73             $131

   Time deposits                                                 1,737                     1,368            3,106

   Short-term borrowings                                       (1,602)                      (73)          (1,675)

   Long-term borrowings                                          3,381                     (918)            2,463

Total interest-bearing liabilities (2)                          $2,307                    $1,718           $4,025

Net interest earnings (2)                                       $4,276                  ($3,553)             $723

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

                                                                       Three Months Ended March 31,
(000's omitted)
                                          ---------------------------------------------------------------------------------------
                                                                                                     Change               Change
                                                           2001                  2000                Amount              Percent
                                          ---------------------------------------------------------------------------------------

Personnel expense                                         8,141                 6,819                 1,322                19.4%

Net occupancy expense                                     1,314                 1,034                   280                27.1%

Equipment expense                                           954                   911                    43                 4.7%

Professional fees                                           997                   465                   532               114.4%

Data processing expense                                   1,203                 1,055                   148                14.0%

Amortization                                              1,365                 1,110                   255                23.0%

Stationary and supplies                                     424                   235                   189                80.4%

Deposit insurance premiums                                   72                    70                     2                 2.9%

Disposition of branch                                         7                     7                     0                 0.0%
properties

Other                                                     1,813                 1,657                   156                 9.4%
                                          ---------------------------------------------------------------------------------------

          Total                                          16,290                13,363                 2,927                21.9%

Total operating expenses as a
percentage of average assets                              3.08%                 2.89%                 0.19% Pts

Efficiency ratio                                          59.1%                 52.7%                  6.4% Pts
   (excl one time items & intang. amort)

D)   The amounts of the Company's loans  outstanding  (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

(000's omitted)                                                                     As of March 31,
                                                                                                           Change         Change
                                                                       2001                2000            Amount        Percent
                                                       --------------------------------------------------------------------------

Real estate mortgages:
     Residential                                              $     414,824        $    341,965        $   72,859          21.3%
     Commercial loans secured by
          real estate                                               144,602             122,878            21,724          17.7%
     Farm                                                            20,429              17,533             2,896          16.5%
                                                       -----------------------------------------------------------
          Total                                                     579,855             482,376            97,479          20.2%

Commercial, financial, and
agricultural
     Agricultural                                                    26,376              28,025           (1,649)         (5.9)%
     Commercial and financial                                       190,193             181,664             8,529           4.7%
                                                       -----------------------------------------------------------
         Total                                                      216,569             209,689             6,880           3.3%

Installment loans to individuals:
     Direct                                                         118,814             108,154            10,660           9.9%
     Indirect                                                       223,057             223,408             (351)         (0.2)%
     Student and other                                                1,563               1,997             (434)        (21.7)%
                                                       -----------------------------------------------------------
          Total                                                     343,434             333,559             9,875           3.0%

Other Loans                                                          12,461               8,504             3,957          46.5%
                                                       -----------------------------------------------------------

Gross Loans                                                       1,152,319           1,034,128           118,191          11.4%
                                                       -----------------------------------------------------------

Less: Unearned discounts                                                362                 640             (278)        (43.4)%
                                                       -----------------------------------------------------------
Net loans                                                         1,151,957           1,033,488           118,469          11.5%

           Reserve for possible loan
                              Losses                                 15,401              13,915             1,486          10.7%
                                                       -----------------------------------------------------------

Loans net of loan loss reserve                               $    1,136,556       $   1,019,573        $  116,983          11.5%
                                                       ===========================================================

E)   The following table reconciles the differences between the line of business loan breakdown  reflected in the narrative of this report and on Table D as compared to regulatory reporting definitions reflected on the Call Report.

                                                    Line of Business as of March 31, 2001
                                     --------------------------------------------------------------------  --------------------
                                        Consumer          Consumer         Consumer          Business             Total
                                         Direct           Indirect        Mortgages          Lending              Loans
                                     ---------------   ---------------  ---------------   ---------------  --------------------

REGULATORY REPORTING CATEGORIES
-------------------------------
Loans secured by real estate
   Residential                              $92,877                $-         $289,764           $32,183              $414,824
   Commercial
                                                 26                 -              749           143,827               144,602
   Farm
                                                 35                                  -            20,394                20,429
Agricultural loans
                                                568                                  -            25,808                26,376
Commercial loans
                                             11,343                                  -           178,850               190,193
Installment loans to individuals
                                            114,664           223,057               81             5,632               343,434
Other loans
                                                987                                  -            11,474                12,461
                                     ---------------   ---------------  ---------------   ---------------  --------------------

                                                                                                                             -
Total loans
                                            220,500           223,057          290,594           418,168             1,152,319

                                                                                                                             -
Unearned Discounts
                                              (362)                 -                -                 -                 (362)
                                     ---------------   ---------------  ---------------   ---------------  --------------------

                                                                                                                             -
Net Loans                                  $220,138          $223,057         $290,594          $418,168            $1,151,957

F)   The following table presents information concerning the aggregate amount of nonperforming assets:

                                                                                 As of March 31,
(000's omitted)
                                                    --------------------------------------------------------------------------
                                                                                                    Change             Change
                                                                  2001               2000           Amount            Percent
                                                    --------------------------------------------------------------------------

Loans accounted for on a
     nonaccrual basis                                            5,807              5,320              487               9.2%

Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payments                             4,726                592            4,134              698.3%
                                                                ------               ----           ------             ------

     Total nonperforming loans                                  10,533              5,912            4,621              78.2%

Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors and
     Creditors for Troubled Debt Restructurings"                   103                130             (27)            (20.8)%

     Other Real Estate                                          1,210              1,050              160               15.2%
                                                                ------             ------             ----              -----

     Total nonperforming assets                                 11,846              7,092            4,754              67.0%

Ratio of allowance for loan losses to
period-end loans                                                 1.34%              1.35%           (0.01)     % pts ---

Ratio of allowance for loan losses to
period-end nonperforming loans                                  146.2%             235.4%           (89.1)     % pts ---

Ratio of allowance for loan losses to
period-end nonperforming assets                                 130.0%             196.2%           (66.2)     % pts ---

Ratio of nonperforming assets to period-end
total loans and other real estate owned                          1.03%              0.69%             0.34     % pts ---

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

                                                                              Three Months Ended March 31,
(000's omitted)
                                                     -------------------------------------------------------------------------------
                                                                                                          Change             Change
                                                                    2001                2000              Amount            Percent
                                                     -------------------------------------------------------------------------------

Amount of loans outstanding at end
of period (gross of unearned discount)                         1,152,319           1,034,128             118,191              11.4%

Daily average amount of loans (net                             1,135,742           1,017,566             118,176              11.6%
of unearned discount)

Balance of allowance for possible
loan losses at beginning of period                                14,614              13,421               1,193               8.9%

Loans charged off:
     Commercial, financial, and agricultural                         418                  52                 366             703.8%
     Real estate construction                                          0                   0                   0               0.0%
     Real estate mortgage                                             31                  11                  20             181.8%
     Installment                                                   1,237                 930                 307              33.0%
                                                     -------------------------------------------------------------------------------
          Total loans charged off                                  1,686                 993                 693              69.8%

Recoveries of loans previously charged off:
     Commercial, financial, and agricultural                          27                  29                 (2)             (6.9)%
     Real estate construction                                          0                   0                   0               0.0%
     Real estate mortgage                                              1                   1                   0               0.0%
     Installment                                                     422                 248                 174              70.2%
                                                     -------------------------------------------------------------------------------
          Total recoveries                                           450                 278                 172              61.9%

Net loans charged off                                              1,236                 715                 521              72.9%

Additions to allowance charged to
expense                                                            1,236               1,209                  27               2.2%

Reserves on acquired loans (1)                                       787                   0                 787               0.0%

Balance at end of period                                          15,401              13,915               1,486              10.7%

Ratio of net chargeoffs to average loans
outstanding                                                        0.44%               0.28%               0.16%             ------

(1)  These reserve  additions are  attributable  to loans acquired in connection with the acquisition of Citizens National Bank of Malone.

H)   The  following  table sets forth  information  by category  of  noninterest income for the Company for the periods indicated.

(000's omitted)                                                                       Three Months Ended March 31,
                                                                       -----------------------------------------------------------
                                                                                  2001            2000         Change      Change
                                                                                                               Amount     Percent
                                                                       -----------------------------------------------------------

Personal trust                                                                     355             370           (15)      (4.1)%
EBT/BPA                                                                            888             743            145       19.5%
Elias Asset Management                                                           1,047               0          1,047
                                                                                                                                -
Insurance                                                                          101             103            (2)      (1.9)%
Other investment products                                                          425             393             32        8.1%
                                                                       -----------------------------------------------------------
                  Total financial services                                       2,816           1,609          1,207       75.0%

Electronic banking                                                                 232             358          (126)     (35.2)%
Mortgage banking                                                                    69             109           (40)     (36.7)%
Commercial leasing                                                                   4              17           (13)     (76.5)%
                                                                       -----------------------------------------------------------
                  Total specialty products                                         305             484          (179)     (37.0)%

Deposit service charges                                                            843             821             22        2.7%
Overdraft fees                                                                   1,040             848            192       22.6%
Commissions                                                                        416             389             27        6.9%
                                                                       -----------------------------------------------------------
                  General banking services                                       2,299           2,058            241       11.7%

Miscellaneous revenue                                                             (16)             (9)            (7)       77.8%
                                                                       -----------------------------------------------------------

                  Total noninterest income
                (excl security gains/losses)                                     5,404           4,142          1,262       30.5%

Security gains/losses                                                               10           (212)            222    (104.7)%
Disposition of branch properties                                                     0               0              0
                                                                                                                                -
                                                                       -----------------------------------------------------------
                  Total noninterest income                                       5,414           3,930          1,484       37.8%

Noninterest income as a percentage of operating income
(excl securities gains/losses & disposal of branch properties)                   21.4%           17.8%            3.6 %pts.   ---

I)   The following  table  reconciles  differences  between the line of business noninterest income breakdown  reflected in the narrative of this report and on table H as compared to regulatory  reporting  definitions,  reflected on the Call Report.

                                 NONINTEREST INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 ------------------------------------------------------------

                                               REGULATORY REPORTING CATEGORIES
                                               -------------------------------

                                                                           Other
                                                                          Service
                                Fiduciary      Service     Commissions   Charges,         Other      Investment
                                   and         Charges         on
(000's                         Investment    on           Investment    Commissions     Operating    Securities
omitted)                                      Deposits
                                Services                   Products      and Fees        Income         Gains         Total

Personal                         $     355                                                                           $
trust                                                                                                                      355
EBT/BPA                                301                                      587                                        888
Elias Asset Management                                         1,047                                                     1,047
Insurance                                                         52             49                                        101
Other investment products                                        425                                                       425
                               ------------  -----------  -----------   ------------   ------------  ------------   -----------
Total financial services               656                     1,524            636                                      2,816
                                                      -                                          -             -

Electronic banking                                   87                         145                                        232
Mortgage banking                                                                 56             13                          69
Commercial leasing                                                                4                                          4
                               ------------  -----------  -----------   ------------   ------------  ------------   -----------
Total specialty products                             87                         205             13                         305
                                         -                         -                                           -

Deposit service charges                             843                                                                    843
Overdraft                                         1,040                                                                  1,040
fees
Commissions                                                                     416                                        416
                               ------------  -----------  -----------   ------------   ------------  ------------   -----------
General banking services                          1,883                         416                                      2,299
                                         -                         -                             -             -

Miscellaneous revenue                                                                         (16)                        (16)
                               ------------  -----------  -----------   ------------   ------------  ------------   -----------

Total noninterest income
(excl security gains/losses)           656        1,970        1,524          1,257            (3)                       5,404
                                                                                                               -

Security gains/losses                                                                                         10            10
Disposition of branch
properties                                                                        -                                          -
                               ------------  -----------  -----------   ------------   ------------  ------------   -----------
Total noninterest income         $     656    $            $             $               $     (3)      $     10     $
                                                  1,970        1,524          1,257                                      5,414
                               ============  ===========  ===========   ============   ============  ============   ===========

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
           - CBNA Treasury Management Corporation, State of New York
           - Community Investment Services, Inc., State of New York
           - CBNA Preferred Funding Corporation, State of Delaware
           - Elias Asset Management, Inc., State of Delaware

b)    Reports on Form 8-K:

                Filed February 13, 2001
                Item 5:  Other Events.  Exhibit 99.1, press release dated January 29, 2001; Citizens National and Community Bank
                Complete Merger

                                   SIGNATURES

     Pursuant to the  requirements  of The Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                           COMMUNITY BANK SYSTEM, INC.

Date:  May 15, 2001                                        /S/ SANFORD A. BELDEN
                                         ---------------------------------------
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer

Date:  May 15, 2001                                         /S/ DAVID G. WALLACE
                                         ---------------------------------------
                                                     David G. Wallace, Treasurer
                                                         Chief Financial Officer