Form 10-Q
period 2001-06-30
COMMUNITY BANK SYSTEM INC
filed 2001-08-17
CIK 723188

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the six months ended June 30, 2001


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

 Common Stock, No par value - 11,562,325 shares outstanding as of August 9, 2001

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


PART I.   INFORMATION

     Item 1. Financial Statements (Unaudited)

                Consolidated balance sheets --
                June 30, 2001, December 31, 2000 and June 30, 2000

                Consolidated statements of income --
                Three and six months ended June 30 2001 and 2000

                Consolidated statements of cash flows --
                Six months ended June 30, 2001 and 2000

                Consolidated statements of comprehensive income -- Six months ended June 30, 2001 and 2000

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Item 3. Quantitative and Qualitative Disclosure about Market Risk


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Securities Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                             June 30,     December 31,         June 30,
                                                                                 2001             2000             2000
------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                               $65,263,677      $76,455,526      $82,729,944
    Federal funds sold                                                              0                0                0
------------------------------------------------------------------------------------------------------------------------
                                    TOTAL CASH AND CASH EQUIVALENTS        65,263,677       76,455,526       82,729,944

    Investment securities
       U.S. Treasury                                                        2,104,250                0                0
       U.S. Government agencies and corporations                          262,098,792      300,714,507      283,700,791
       States and political subdivisions                                  232,044,906      169,460,694      163,426,034
       Mortgage-backed securities                                         481,807,688      371,744,660      374,462,332
       Federal Reserve Bank                                                 3,322,607        2,536,250        2,536,250
       Other securities                                                    72,645,281       74,846,314       66,121,234
                                                                    ----------------------------------------------------
            Investment securities at cost                               1,054,023,524      919,302,425      890,246,641
       Market value adjustment on available for sale securities            18,125,355       10,277,605     (26,455,470)
------------------------------------------------------------------------------------------------------------------------
                                        TOTAL INVESTMENT SECURITIES     1,072,148,879      929,580,030      863,791,171

    Loans                                                               1,569,375,182    1,516,285,897    1,498,348,901
      Less: Unearned discount                                                 298,795          408,869        1,229,888
                Reserve for possible loan losses                           20,860,221       20,035,156       19,964,300
------------------------------------------------------------------------------------------------------------------------
                                                          NET LOANS     1,548,216,166    1,495,841,872    1,477,154,713

    Bank premises and equipment                                            43,019,740       40,941,167       40,287,414
    Accrued interest receivable                                            22,532,882       21,872,851       19,662,660
    Intangible assets                                                      68,551,900       55,234,407       53,701,227
    Other assets                                                           31,956,059       30,746,672       38,852,184
------------------------------------------------------------------------------------------------------------------------
                                                       TOTAL ASSETS    $2,851,689,303   $2,650,672,525   $2,576,179,313
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                                $322,055,719     $316,162,626     $304,833,620
      Interest bearing                                                  1,729,328,952    1,632,395,284    1,586,864,339
------------------------------------------------------------------------------------------------------------------------
                                                     TOTAL DEPOSITS     2,051,384,671    1,948,557,910    1,891,697,959

    Federal funds purchased                                                25,500,000       48,730,000       85,900,000
    Short term borrowings                                                 121,100,000      211,100,000      276,100,000
    Long term borrowings                                                  352,000,000      180,465,999       95,000,000
    Company obligated mandatorily redeemable preferred
      securities of subsidiary, Community Capital Trust I holding
      solely junior subordinated debentures of the Company                 29,827,313       29,823,938       29,820,563
    Accrued interest and other liabilities                                 37,706,038       30,203,531       24,878,051
------------------------------------------------------------------------------------------------------------------------
                                                  TOTAL LIABILITIES     2,617,518,022    2,448,881,378    2,403,396,573
------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Common stock (11,548,381; 10,559,897; 10,559,497)                   11,548,381       11,207,997       11,209,154
         shares outstanding)
       Surplus                                                             46,269,570       37,907,095       37,900,139
       Undivided profits                                                  165,808,017      163,916,756      156,981,905
       Accumulated other comprehensive income                              10,781,726        5,966,481      (16,096,551)
       Treasury stock (0; 682,159; 682,159 shares)                                  0      (17,202,457)     (17,202,457)
       Shares issued under employee stock plan - unearned                    (236,413)          (4,725)          (9,450)
------------------------------------------------------------------------------------------------------------------------
                                         TOTAL SHAREHOLDERS' EQUITY       234,171,281      201,791,147      172,782,740
------------------------------------------------------------------------------------------------------------------------

                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,851,689,303   $2,650,672,525   $2,576,179,313
========================================================================================================================

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended                Six Months Ended
                                                                                 June 30,                          June 30,
                                                                           2001           2000               2001          2000
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                           $33,275,301    $31,952,983        $66,773,146    $62,789,235
  Interest and dividends on investments:
     U.S. Treasury                                                          45,725         33,244             84,318        108,569
     U.S. Government agencies and corporations                           4,624,590      4,844,611          9,892,767      9,282,154
     States and political subdivisions                                   2,682,886      1,999,926          4,936,608      4,035,602
     Mortgage-backed securities                                          8,092,686      6,542,133         15,461,521     13,133,002
     Other securities                                                    1,219,426      1,123,682          2,555,728      2,244,738
  Interest on federal funds sold                                             9,135         31,340             13,212        332,930
  Interest on deposits at other banks                                      186,766         11,720            373,995        154,225
------------------------------------------------------------------------------------------------------------------------------------

                                          Total interest income         50,136,515     46,539,639        100,091,295     92,080,455
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits
     Savings                                                             3,314,498      3,341,468          6,661,208      6,699,209
     Time                                                               16,052,197     13,459,032         32,254,605     25,972,931
  Interest on federal funds purchased and
      term borrowings                                                    6,956,958      6,332,388         13,489,275     12,566,308
  Interest on mandatorily redeemable capital
     securities of subsidiary                                              732,937        732,937          1,465,875      1,465,875
------------------------------------------------------------------------------------------------------------------------------------

                                         Total interest expense         27,056,590     23,865,825         53,870,963     46,704,323
------------------------------------------------------------------------------------------------------------------------------------

                                            Net interest income         23,079,925     22,673,814         46,220,332     45,376,132
Less:  Provision for possible loan losses                                1,415,000      1,886,710          2,741,000      3,276,000
------------------------------------------------------------------------------------------------------------------------------------

            Net Interest income after provision for loan losses         21,664,925     20,787,104         43,479,332     42,100,132
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Fiduciary and investment services                                        695,924        780,379          1,525,728      1,596,148
  Service charges on deposit accounts                                    2,453,433      2,068,525          4,582,441      3,946,827
  Commissions on investment products                                     1,645,854      1,483,958          3,170,034      1,879,289
  Other service charges, commissions and fees                            1,768,296      1,578,862          3,308,399      3,115,191
  Miscellaneous income                                                      66,432          8,851             69,079         58,205
  Investment security gains (losses)                                      (138,318)           (45)          (128,338)      (159,675)
------------------------------------------------------------------------------------------------------------------------------------

                                             Total other income          6,491,621      5,920,530         12,527,343     10,435,985
------------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                        10,450,658      9,223,744         20,542,734     18,037,672
  Occupancy expense, net                                                 1,511,868      1,214,701          3,090,339      2,524,303
  Equipment and furniture expense                                        1,543,430      1,282,402          2,898,400      2,557,260
  Amortization of intangible assets                                      1,541,431      1,213,507          3,000,986      2,351,044
  Acquisition expenses                                                   4,635,530              0          5,486,778              0
  Other                                                                  5,122,584      4,813,005          9,702,030      9,173,833
------------------------------------------------------------------------------------------------------------------------------------

                                           Total other expenses         24,805,501     17,747,359         44,721,267     34,644,112
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                        3,351,042      8,960,274         11,285,404     17,892,004
Income taxes                                                             1,240,825      2,564,298          3,426,164      5,099,048
------------------------------------------------------------------------------------------------------------------------------------

                                                     NET INCOME         $2,110,217     $6,395,976         $7,859,240    $12,792,956
====================================================================================================================================
                                     EARNINGS PER SHARE - BASIC              $0.18          $0.60              $0.69          $1.20
                                                      - DILUTED              $0.18          $0.59              $0.68          $1.19
====================================================================================================================================

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       For Six Months Ended June 30,
                                                                                         2001                 2000
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                        $   7,859,240        $  12,792,956
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      2,439,770            2,157,684
      Amortization of intangible assets                                                 3,000,986            2,296,923
      Net amortization of security premiums and discounts                                 894,284              (75,038)
       Amortization of discount on loans                                                 (110,074)            (166,472)
      Provision for loan losses                                                         2,741,000            3,276,000
      Provision for deferred taxes                                                       (895,374)            (973,557)
      (Gain)/loss on sale of investment securities                                        128,338              159,281
      (Gain)/loss on sale of loans and other assets                                       (66,004)             (52,015)
      Change in interest receivable                                                      (660,031)          (2,428,145)
      Change in other assets and other liabilities                                      3,813,467             (102,003)
      Change in unearned loan fees and costs                                             (230,080)            (494,086)
-----------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                         18,915,523           16,391,528
-----------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                         58,125,562           16,863,958
  Proceeds from maturities of held to maturity investment securities                    2,414,786            1,721,352
  Proceeds from maturities of available for sale investment securities                133,761,027           25,866,895
  Purchases of held to maturity investment securities                                  (5,435,389)          (1,914,690)
  Purchases of available for sale investment securities                              (324,609,708)         (87,389,759)
  Net change in loans outstanding                                                     (55,479,819)         (72,617,262)
  Premium paid on acquisition of business                                             (16,380,926)          (6,379,853)
  Capital expenditures                                                                 (4,534,910)          (2,467,607)
  Proceeds from sales of property and equipment                                                 0              442,963
  Other investing activities                                                                    0                    0
-----------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                           (212,139,377)        (125,874,003)
-----------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                    44,341,929            7,761,538
  Net change in certificates of deposit                                                58,484,832           39,410,493
  Net change in federal funds purchased                                               (23,230,000)          53,450,000
  Net change in term borrowings                                                        81,534,001          (27,950,000)
  Issuance (retirement) of common stock                                                 8,633,189               25,333
  Treasury stock (purchased)/redeemed                                                  17,006,288           (2,287,500)
  Cash dividends                                                                       (4,738,234)          (4,947,102)
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                        182,032,005           65,462,762
-----------------------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                                   (11,191,849)         (44,019,713)
  Cash and cash equivalents at beginning of year                                       76,455,526          126,749,657
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             65,263,677           82,729,944
=======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                              $  50,318,625        $  43,198,163
=======================================================================================================================

Cash paid for income taxes                                                          $   4,321,538        $   6,389,606
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                       $   3,117,979        $   2,461,315
Gross change in unrealized gains and (losses) on
  available-for-sale securities                                                     $   7,847,750        $   2,389,140
Common stock issued to effect acquisition (Note A) including treasury
   stock of 682,159 shares                                                          $  25,228,000        $           0
=======================================================================================================================

See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                                        For Six Months Ended June 30,
                                                                                          2001                 2000
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax: Unrealized gains on securities:
      Change in unrealized holding gains (losses) arising during period               $  7,719,412         $  2,229,465
      Less:  Reclassification adjustment for gains included in
                 net income                                                                128,338              159,675
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                                            7,847,750            2,389,140
Income tax benefit related to items of other comprehensive income                       (3,032,505)            (977,158)
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                            4,815,245            1,411,982

Plus:  Net income                                                                        7,859,240           12,792,956
------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                  $ 12,674,485         $ 14,204,938
========================================================================================================================

See notes to consolidated financial statements

                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2001


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

On January 29, 1997, Community Bank System, Inc. ("Company") formed a wholly owned subsidiary, Community Capital Trust I ("Trust"), a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on June 30, 2001 were $32,011,763 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

On April 3, 2000, Community Bank System, Inc. acquired all the stock of Elias Asset Management, Inc. for cash of $6.5 million. In accordance with the stock purchase agreement, additional consideration will be paid if certain revenue targets are met over the next five years. This transaction was accounted for under the purchase method.

On January 26, 2001, the Company acquired The Citizens National Bank of Malone, an eighty-year-old commercial bank, in a transaction valued at $25,228,000. 952,000 shares of common stock of the Company were issued to the shareholders of Citizens to effect the transaction. The Company purchased assets with a fair value of $110,137,000, assumed liabilities with the fair value of $98,681,000 and recorded other purchase accounting adjustments totaling $499,000. The excess of purchase price over fair value of assets acquired amounted to $13,273,000 and will be amortized over a fifteen year period.

On May 11, 2001, the Company and First Liberty Bank Corp. ("First Liberty" or "FLIB") completed their merger, approved by their respective shareholders on April 23, 2001, in which the Company acquired all of the stock of FLIB and merged First Liberty Bank & Trust, FLIB's principal subsidiary, into Community Bank, N.A., the Company's banking subsidiary. First Liberty Bank & Trust will continue to operate under its present name in Pennsylvania as a division of Community Bank.

Pursuant to the definitive agreement, each share of common stock of FLIB was exchanged on a tax-free basis for 0.56 shares of registered common stock of the Company. At the closing price of the Company's common stock on May 11 of $27.80, the shares of Company common stock received by FLIB shareholders have a value of $99.1 million, or $15.57 per share. The Company issued approximately 3,566,000 shares of its common stock in the transaction, which has been recorded under the pooling method of accounting.

Accordingly, the consolidated financial statements for the periods presented have been restated to include the combined results of operations, financial position and cash flows of the Company and First Liberty. Certain reclassifications were made to First Liberty's prior year financial statements to conform to the Company's presentation. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the three months ended March 31, 2001, prior to the merger of the two companies, is as follows:

                                                                                            1ST QTR 2001
                                                                    -------------------------------------------------------------
 000's Omitted                                                        Community Bank        First Liberty
      Line                                                              System, Inc.       Bank Corp., Inc.        Pro Forma
       No.                                                                 Actual               Actual              Actual
                    ----------------------------------------        -------------------------------------------------------------
                    Earnings
                    ----------------------------------------
        1           Net interest income                                 $18,483                $4,654               $23,137

        2           Loan loss provision                                   1,236                    90                 1,326

        3           Net interest income after                            17,247                 4,564                21,811
                    provision for loan losses

        4           Investment security                                      10                     0                    10
                    gain (loss)

        5           Other income                                          5,404                   625                 6,029

       6a           Other expense                                        14,126                 3,481                17,607
       6b           Acquisition expense                                     799                    52                   851

        7           Intangible amortization                               1,365                    95                 1,460

        8           Inc before inc tax                                    6,371                 1,561                 7,932

        9           Income tax                                            1,911                   274                 2,185

       10a          Net income - GAAP                                    $4,459                $1,287                $5,747
       10b          Net income - GAAP Operating                          $4,888                $1,318                $6,206

       10c          Net income - Cash                                    $5,334                $1,344                $6,677
       10d          Net income - Cash Operating                          $5,763                $1,374                $7,137

                    Earnings per share
       11a          Basic                                                 $0.58                 $0.36                 $0.51
       11b          Diluted - GAAP                                        $0.57                 $0.36                 $0.50
       11c          Diluted - GAAP Operating                              $0.63                 $0.37                 $0.54

       11d          Diluted - Cash                                        $0.68                 $0.37                 $0.58
       11e          Diluted - Cash Operating                              $0.74                 $0.38                 $0.62

                    ----------------------------------------        ========================================================
                    Balances at Period End
                    ----------------------------------------

       12           Loans                                            $1,151,957              $420,726            $1,572,683

       13           Investments (excl. mkt val adj)                     919,317               152,422             1,071,739

       14           Earning assets                                    2,071,274               573,148             2,644,422

       15           Loan loss reserve                                    15,401                 5,516                20,917

       16a          Intangible assets - Core deposits                     5,727                 4,190                 9,917
       16b          Intangible assets - Goodwill                         60,801                     0                60,801

       17           Total assets                                      2,278,401               643,698             2,922,099

       18           Deposits                                          1,599,985               514,783             2,114,768

       19a          Borrowings - FHLB                                   441,100                60,000               501,100
       19b          Borrowings - Trust Preferred & other                 29,826                   437                30,263

       20           Total equity                                     $  171,934              $ 64,473            $  236,407

                                                                                        1ST QTR 2001
                                                                 ------------------------------------------------------------
 000's Omitted                                                     Community Bank        First Liberty
      Line                                                          System, Inc.        Bank Corp., Inc.        Pro Forma
       No.                                                             Actual               Actual               Actual
                                                                 ------------------------------------------------------------
                    ----------------------------------------
                    Profitability
                    ----------------------------------------
       21           Return on assets                                      0.84%              0.82%                0.84%
       22           Return on equity                                     11.43%              8.15%               10.53%
       22a          Return on equity - operating                         12.64%              8.35%               11.36%

       23           Tangible return on assets                             1.01%              0.86%                0.97%
       24           Tangible return on equity                            13.68%              8.51%               12.23%
       24a          Tangible return on equity - operating                14.88%              8.70%               13.07%

       25           Net interest margin (FTE)                             4.09%              3.45%                3.95%

       26           Non interest income/                                  21.4%              11.2%                19.6%
                    operating income
                    (excl sec gains & branch disp)

       27           Efficiency ratio                                      56.0%              62.6%                60.1%
                    (excl acquis. Exp., 1-time items
                     & intangible amortization)

                    ----------------------------------------     ============================================================
                    Capital
                    ----------------------------------------

       28           Tier I leverage ratio                                 6.00%              9.59%                6.83%

       29           Accum. other comp. Income                           $11,666               $384              $12,050

                    Common shares outstanding
       30a          Weighted average                                      7,855              3,600               11,455
       30b          Period end                                            7,979              3,566               11,545

       31           Cash dividends declared
                    per common share                                    $  0.27              $0.11                $0.27

       32           Book value                                          $ 21.55             $18.08               $20.48
       33           Tangible book value                                 $ 13.21             $16.91               $14.35

                    ----------------------------------------     ============================================================
                    Asset Quality Ratios
                    ----------------------------------------

       34           Loan loss reserve /                                   1.34%              1.31%                1.33%
                    loans outstanding

       35           Nonperforming loans /                                 0.91%              0.47%                0.67%
                    loans outstanding

       36           Loan loss reserve /                                    146%               280%                 199%
                    nonperforming loans

       37           Net charge-offs /                                     0.44%              0.00%                0.32%
                    average loans

       38           Loan loss provision /                                  100%              1800%                 108%
                    net charge-offs

       39           Nonperforming assets /                                1.03%              0.53%                0.77%
                    loans outstanding + OREO

                    ----------------------------------------
                    Asset Quality Components
                    ----------------------------------------

       40           Nonaccruing loans                                   $ 5,807             $1,664              $ 7,471
       41           90+ days delinquent                                   4,726                306                5,032
                                                                        -------             ------              -------
       42           Tot nonperforming loans                             $10,533             $1,970              $12,503

       43           Troubled debt restructurings                           $103                 $0                 $103
       44           Other real estate                                     1,210                266                1,476
                                                                        -------             ------              -------
       45           Tot nonperforming assets                            $11,846             $2,236              $14,082

       46           Net Charge-Offs                                     $ 1,236             $    5              $ 1,241

                                                                                               1ST QTR 2001
                                                                        -----------------------------------------------------
 000's Omitted                                                           Community Bank        First Liberty
      Line                                                                 System, Inc.       Bank Corp., Inc.      Pro Forma
       No.                                                                   Actual               Actual              Actual
                                                                        -----------------------------------------------------
                    -----------------------------------------------
                    Components of Net Interest Margin (FTE)
                    -----------------------------------------------
       47           Loan yield                                                 9.12%                 7.96%             8.81%
       48           Investment yield                                           7.38%                 6.89%             7.30%

       49           Earning asset yield                                        8.38%                 7.66%             8.22%

       50           Interest bearing deposits rate                             4.55%                 4.92%             4.64%
       51a          Borrowed funds rate - FHLB                                 5.90%                 5.93%             5.90%
       51b          Borrowed funds rate - Trust Preferred & other              9.83%                10.06%             9.82%

       52           Cost of all interest bearing funds                         4.95%                 5.05%             4.92%

       53           Cost of funds (includes DDA)                               4.30%                 4.32%             4.31%
       54           Cost of funds / earning assets                             4.29%                 4.22%             4.27%

       55           Net interest margin (FTE)                                  4.09%                 3.45%             3.95%

       56           Full tax equivalent adjustment                            $1,343                  $283            $1,626

                    -----------------------------------------------
                    Average Balances for Period
                    -----------------------------------------------

       57           Loans                                                 $1,135,742              $418,631        $1,554,373

       58           Investments (excl. mkt val adj.)                         828,407               161,928           990,335

       59           Earning assets                                         1,964,149               580,559         2,544,708

       60           Total assets                                           2,145,661               632,930         2,778,591

       61           Deposits                                               1,542,050               505,108         2,047,158

       62a          Borrowings - FHLB                                        387,498                60,735           448,232

       62b          Borrowings - Trust preferred & other                      29,825                   437            30,262

       63           Total equity                                          $  158,160              $ 64,044        $  222,204

NOTE B - SUBSEQUENT EVENTS

On June 8, 2001, the Company and its wholly-owned banking subsidiary, Community Bank, signed an agreement to acquire 36 branches, with deposits of approximately $484 million and loans of approximately $243 million, from FleetBoston Financial (NYSE: FBF). The transaction is subject to regulatory approval and is scheduled to close in early fourth quarter, 2001. The branches, which are in the Southwestern and Finger Lakes regions of New York, will be merged into Community Bank's branch network.

On July 16, 2001, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust II, a Delaware business trust. The trust issued $25 million of 30 year floating rate Company-obligated Capital Securities of Community Capital Trust II Holding Solely Parent Debentures. The Company borrowed the proceeds of the Capital Securities from its Subsidiary by issuing Deeply Subordinated Junior Debentures having substantially similar terms. The Capital Securities mature in year 2031 and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The Capital Securities are a pooled trust preferred fund of MM Community Funding I, Ltd, and are tied to the six month LIBOR plus 3.75% with a five year call provision. The current implied coupon yield is 7.58%.

On July 31, 2001, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Statutory Trust III, a Connecticut business trust. The trust issued $24.450 million of 30 year floating rate Company-obligated Capital Securities of Community Statutory Trust III Holding Solely Parent Debentures. The Company borrowed the proceeds of the Capital Securities from its Subsidiary by issuing Deeply Subordinated Junior Debentures having substantially similar terms. The Capital Securities mature in year 2031 and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The Capital Securities are a pooled trust preferred fund of First Tennessee/KBW Pooled Trust Preferred Deal III, and are tied to the three month LIBOR plus 3.58% with a five year call provision. The current implied coupon yield is 7.22%.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The statement will require, beginning January 1, 2002, that the Company subject goodwill and other intangible assets to an annual impairment analysis to assess the need to write down the balances and recognize an impairment loss. In addition, amortization of certain intangible assets will no longer be recorded upon adoption of this statement. The Company expects the adoption of this pronouncement will significantly reduce amortization expense.

Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2001 and 2000.

------------------------------------------------------------------------------------------------------------------
                                                                                                        Per share
For six months ended June 30, 2001                                    Income             Shares          amount
------------------------------------------------------------------------------------------------------------------
         Net Income                                                    7,859,240

         Basic EPS                                                     7,859,240         11,428,945       $ 0.69

         Effect of dilutive securities:
             Stock options                                                     0            158,746
                                                                  ---------------------------------

               DILUTED EPS                                            $7,859,240         11,587,691       $ 0.68
==================================================================================================================
------------------------------------------------------------------------------------------------------------------
                                                                                                       Per share
For six months ended June 30, 2000                                    Income             Shares          amount
------------------------------------------------------------------------------------------------------------------
NET INCOME

         Net Income                                                   12,792,956

         Basic EPS                                                    12,792,956         10,679,947       $ 1.20

         Effect of dilutive securities:
             Stock options                                                     0             79,623

                                                                  ---------------------------------

               DILUTED EPS                                           $12,792,956         10,759,570       $ 1.19
==================================================================================================================
------------------------------------------------------------------------------------------------------------------
                                                                                                        Per share
 For three months ended June 30, 2001                                  Income             Shares          amount
------------------------------------------------------------------------------------------------------------------

         Net Income                                                    2,110,217

         Basic EPS                                                     2,110,217         11,574,282       $ 0.18

         Effect of dilutive securities:
             Stock options                                                     0            157,530
                                                                  ---------------------------------

               DILUTED EPS                                            $2,110,217         11,731,812       $ 0.18
==================================================================================================================
------------------------------------------------------------------------------------------------------------------
                                                                                                      Per share
For three months ended June 30, 2000                                  Income             Shares         amount
------------------------------------------------------------------------------------------------------------------

NET INCOME

         Net Income                                                    6,395,976

         Basic EPS                                                     6,395,976         10,674,329       $ 0.60


         Effect of dilutive securities:
             Stock options                                                     0             83,349
                                                                  ---------------------------------
               DILUTED EPS                                            $6,395,976         10,757,678       $ 0.59
==================================================================================================================

PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the discussion is to present material changes in the Company's financial condition and results of operations during the three and six months ended June 30, 2001 which are not otherwise apparent from the consolidated financial statements included in this report. When used in this report, the terms "CBSI" and "CBU" (the Company's ticker symbol on the New York Stock Exchange) means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise.

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                        EARNINGS AND BALANCE SHEET RECAP
                   2ND QUARTER 2001 AND FULL YEAR COMPARISONS

000s Omitted                                                                              Three Months Ended
                                                                       --------------------------------------------------
      Line           ---------------                                      Jun 30,       Jun 30,      Change        Change
      No.            Earnings                                              2001          2000        Amount       Percent
      ---            ---------------                                   --------------------------------------------------

       1             Net interest income                                  $23,080       $22,674        $406          1.8%

       2             Loan loss provision                                    1,415         1,887        (472)       -25.0%

       3             Net interest income after                             21,665        20,787         878          4.2%
                     provision for loan losses

       4             Investment security

                     gain (loss)                                             (138)            0        (138)         0.0%

       5             Other income                                           6,630         5,921         709         12.0%

       6a            Other expense                                         18,629        16,533       2,096         12.7%
       6b            Acquisition related expense                            4,636             0       4,636          0.0%

       7             Intangible amortization                                1,541         1,214         327         26.9%

       8             Inc before inc tax                                     3,351         8,961      (5,610)       -62.6%

       9             Income tax                                             1,241         2,564      (1,323)       -51.6%

      10a            Net income - GAAP                                     $2,110        $6,397     ($4,287)       -67.0%
      10b            Net income - GAAP Operating                           $4,950        $6,396     ($1,446)       -22.6%

      10c            Net income - Cash                                     $3,118        $7,115     ($3,997)       -56.2%
      10d            Net income - Cash Operating                           $5,957        $7,115     ($1,158)       -16.3%

                     Earnings per share

      11a            Basic                                                  $0.18         $0.60      ($0.42)       -70.0%
      11b            Diluted - GAAP                                         $0.18         $0.59      ($0.41)       -69.5%
      11c            Diluted - GAAP Operating                               $0.42         $0.59      ($0.17)       -28.8%

      11d            Diluted - Cash                                         $0.27         $0.66      ($0.39)       -59.1%
      11e            Diluted - Cash Operating                               $0.51         $0.66      ($0.15)       -23.0%

                     ----------------------------------                ==================================================
                     Balances At Period End
                     ----------------------------------

       12            Loans                                             $1,569,076    $1,497,119     $71,957          4.8%

       13            Investments (excl. mkt val adj)                    1,054,382       890,772     163,610         18.4%

       14            Earning assets                                     2,623,458     2,387,891     235,567          9.9%

       15            Loan loss reserve                                     20,860        19,964         896          4.5%

      16a            Intangible assets - Core Deposits                      9,485         7,117       2,368         33.3%
      16b            Intangible assets - Goodwill                          59,066        46,585      12,481         26.8%

       17            Total assets                                       2,851,689     2,576,179     275,510         10.7%

       18            Deposits                                           2,051,385     1,891,698     159,687          8.4%

      19a            Borrowings - FHLB                                    498,600       457,000      41,600          9.1%
      19b            Borrowings - Trust Preferred & other                  30,237        30,337        (100)        -0.3%

       20            Total equity                                        $234,171      $172,783     $61,388         35.5%


000s Omitted                                                                              Six Months Ended
                                                                       --------------------------------------------------
      Line           ---------------                                      Jun 30,       Jun 30,      Change        Change
      No.            Earnings                                              2001          2000        Amount       Percent
      ---            ---------------                                   --------------------------------------------------
       1             Net interest income                                  $46,220       $45,376        $844          1.9%

       2             Loan loss provision                                    2,741         3,276        (535)       -16.3%

       3             Net interest income after                             43,479        42,100       1,379          3.3%
                     provision for loan losses

       4             Investment security

                     gain (loss)                                             (128)         (160)         32          0.0%

       5             Other income                                          12,655        10,596       2,059         19.4%

       6a            Other expense                                         36,233        32,293       3,940         12.2%
       6b            Acquisition related expense                            5,487             0       5,487          0.0%

       7             Intangible amortization                                3,001         2,351         650         27.6%

       8             Inc before inc tax                                    11,285        17,892      (6,607)       -36.9%

       9             Income tax                                             3,426         5,099      (1,673)       -32.8%

      10a            Net income - GAAP                                     $7,859       $12,793     ($4,934)       -38.6%
      10b            Net income - GAAP Operating                          $11,199       $12,887     ($1,688)       -13.1%

      10c            Net income - Cash                                     $9,798       $14,185     ($4,387)       -30.9%
      10d            Net income - Cash Operating                          $13,137       $14,280     ($1,143)        -8.0%

                     Earnings per share

      11a            Basic                                                  $0.69         $1.20      ($0.51)       -42.5%
      11b            Diluted - GAAP                                         $0.68         $1.19      ($0.51)       -42.9%
      11c            Diluted - GAAP Operating                               $0.97         $1.19      ($0.23)       -19.1%

      11d            Diluted - Cash                                         $0.85         $1.31      ($0.46)       -35.1%
      11e            Diluted - Cash Operating                               $1.13         $1.32      ($0.19)       -14.3%

                     ----------------------------------                =================================================
                     Balances At Period End
                     ----------------------------------

       12            Loans                                             $1,569,076    $1,497,119     $71,957          4.8%

       13            Investments (excl. mkt val adj)                    1,054,382       890,772     163,610         18.4%

       14            Earning assets                                     2,623,458     2,387,891     235,567          9.9%

       15            Loan loss reserve                                     20,860        19,964         896          4.5%

      16a            Intangible assets - Core Deposits                      9,485         7,117       2,368         33.3%
      16b            Intangible assets - Goodwill                          59,066        46,585      12,481         26.8%

       17            Total assets                                       2,851,689     2,576,179     275,510         10.7%

       18            Deposits                                           2,051,385     1,891,698     159,687          8.4%

      19a            Borrowings - FHLB                                    498,600       457,000      41,600          9.1%
      19b            Borrowings - Trust Preferred & other                  30,237        30,337        (100)        -0.3%

       20            Total equity                                        $234,171      $172,783     $61,388         35.5%


000s Omitted                                                                             Three Months Ended
                                                                       --------------------------------------------------
      Line           ---------------                                      Jun 30,       Mar 31,      Change        Change
      No.            Earnings                                              2001          2000        Amount       Percent
      ---            ---------------                                   --------------------------------------------------
       1             Net interest income                                  $23,080        $23,137       ($57)        -0.2%

       2             Loan loss provision                                    1,415          1,326         89          6.7%

       3             Net interest income after                             21,665         21,811       (146)        -0.7%
                     provision for loan losses

       4             Investment security

                     gain (loss)                                             (138)            10       (148)         0.0%

       5             Other income                                           6,630          6,029        601         10.0%

       6a            Other expense                                         18,629         17,607      1,022          5.8%
       6b            Acquisition related expense                            4,636            851      3,785        444.8%

       7             Intangible amortization                                1,541          1,460         81          5.5%

       8             Inc before inc tax                                     3,351          7,932     (4,581)       -57.8%

       9             Income tax                                             1,241          2,185       (944)       -43.2%

      10a            Net income - GAAP                                     $2,110         $5,747    ($3,637)       -63.3%
      10b            Net income - GAAP Operating                           $4,950         $6,206    ($1,256)       -20.2%

      10c            Net income - Cash                                     $3,118         $6,677    ($3,559)       -53.3%
      10d            Net income - Cash Operating                           $5,957         $7,137    ($1,180)       -16.5%

                     Earnings per share

      11a            Basic                                                  $0.18          $0.51     ($0.33)       -64.7%
      11b            Diluted - GAAP                                         $0.18          $0.50     ($0.32)       -64.0%
      11c            Diluted - GAAP Operating                               $0.42          $0.54     ($0.12)       -22.1%

      11d            Diluted - Cash                                         $0.27          $0.58     ($0.31)       -53.4%
      11e            Diluted - Cash Operating                               $0.51          $0.62     ($0.12)       -18.5%

                     ----------------------------------                ==================================================
                     Balances At Period End
                     ----------------------------------

       12            Loans                                             $1,569,076     $1,572,683    ($3,607)        -0.2%

       13            Investments (excl. mkt val adj)                    1,054,382      1,071,739    (17,357)        -1.6%

       14            Earning assets                                     2,623,458      2,644,422    (20,964)        -0.8%

       15            Loan loss reserve                                     20,860         20,917        (57)        -0.3%

      16a            Intangible assets - Core Deposits                      9,485          9,917       (432)        -4.4%
      16b            Intangible assets - Goodwill                          59,066         60,801     (1,735)        -2.9%

       17            Total assets                                       2,851,689      2,922,099    (70,410)        -2.4%

       18            Deposits                                           2,051,385      2,114,768    (63,383)        -3.0%

      19a            Borrowings - FHLB                                    498,600        501,100     (2,500)        -0.5%
      19b            Borrowings - Trust Preferred & other                  30,237         30,263        (26)        -0.1%

       20            Total equity                                         234,171       $236,407    ($2,236)        -0.9%

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                                 KEY RATIO RECAP
                   2ND QUARTER 2001 AND FULL YEAR COMPARISONS

000s Omitted                                                                           Three Months Ended
                                                                   ---------------------------------------------------------------
      Line           ----------------                               Jun 30,     Jun 30,      Change                Change
      No.            Profitability                                    2001        2000       Amount                Percent
      ---            ----------------                              ---------------------------------------------------------------
       21            Return on assets                                 0.29%       1.02%      (0.73)         %pts.   ---
       22            Return on equity                                 3.62%      15.24%     (11.62)         %pts.   ---
      22a            Return on equity - operating                     8.49%      15.24%      (6.76)         %pts.   ---

       23            Tangible return on assets                        0.43%       1.14%      (0.71)         %pts.   ---
       24            Tangible return on  equity                       5.34%      16.96%     (11.62)         %pts.   ---
      24a            Tangible return on equity - operating           10.21%      16.96%      (6.74)         %pts.   ---

       25            Net interest margin (FTE)                        3.79%       4.14%      (0.35)         %pts.   ---

       26            Non interest income/                             21.0%       19.7%        1.3          %pts.   ---
                     operating income
                     (excl sec gains & branch disp)

       27            Efficiency ratio
                     (excl one time items                             56.1%       54.9%        1.2          %pts.   ---
                      & intangible amortization)
                     --------
                     Capital
                     --------
       28            Tier I leverage ratio                            6.58%       6.62%      (0.04)         %pts.   ---

       29            Accumulated other Comp. income                 $10,782    ($16,097)   $26,879                       167.0%

                     Common shares outstanding
      30a            Weighted average                                11,732      10,792        940                         8.7%
      30b            Period end                                      11,549      10,559        990                         9.4%

       31            Cash dividends declared
                     per common share                                 $0.27       $0.25      $0.02                         8.0%

      31a            Common stock price                              $28.00      $22.19      $5.81                        26.2%
      31b            Total return - last 12 months                    31.5%        (8.8)%     40.3          %pts.   ---

       32            Book value                                      $20.28      $16.36      $3.92                        24.0%
       33            Tangible book value                             $14.34      $11.28      $3.06                        27.1%
                     ---------------------
                     Asset Quality Ratios
                     ---------------------
       34            Loan loss reserve /
                     loans outstanding                                1.33%       1.33%       0.00          %pts.   ---

       35            Nonperforming loans /
                     loans outstanding                                0.71%       0.44%       0.27          %pts.   ---

       36            Loan loss reserve /
                     nonperforming loans                               187%        306%       (119)         %pts.   ---

       37            Net charge-offs /
                     average loans                                    0.39%       0.31%       0.08          %pts.   ---

       38            Loan loss provision /
                     net charge-offs                                    92%        168%        (76)         %pts.   ---

       39            Nonperforming assets /
                     loans outstanding + OREO                         0.84%       0.51%       0.33          %pts.   ---


000s Omitted                                                                            Six Months Ended
                                                                   -------------------------------------------------------------
      Line           ----------------                               Jun 30,     Jun 30,      Change              Change
      No.            Profitability                                    2001        2000       Amount              Percent
      ---            ----------------                              -------------------------------------------------------------
       21            Return on assets                                 0.56%     1.02%    (0.46)         %pts.   ---
       22            Return on equity                                 6.95%    15.45%    (8.50)         %pts.   ---
      22a            Return on equity - operating                     9.90%    15.56%    (5.66)         %pts.   ---

       23            Tangible return on assets                        0.70%     1.14%    (0.44)         %pts.   ---
       24            Tangible return on equity                        8.66%    17.13%    (8.47)         %pts.   ---
      24a            Tangible return on equity - operating           11.61%    17.24%    (5.63)         %pts.   ---

       25            Net interest margin (FTE)                        3.87%     4.15%    (0.28)         %pts.   ---

       26            Non interest income/                             20.3%     18.0%      2.3          %pts.   ---
                     operating income
                     (excl sec gains & branch disp)

       27            Efficiency ratio
                     (excl one time items                             65.4%     54.8%     10.6          %pts.   ---
                      & intangible amortization)
                     --------
                     Capital
                     --------
       28            Tier I leverage ratio                            6.58%     6.62%    (0.04)         %pts.   ---

       29            Accumulated other Comp. income                 $10,782    $5,966   $4,816                           80.7%

                     Common shares outstanding
      30a            Weighted average                                11,588    10,794      794                            7.4%
      30b            Period end                                      11,549    10,559      990                            9.4%

       31            Cash dividends declared
                     per common share                                 $0.54     $0.50    $0.04                            8.0%

      31a            Common stock price                              $28.00    $22.19    $5.81                           26.2%
      31b            Total return - last 12 months                    31.5%      (8.8)%   40.3          %pts.   ---

       32            Book value                                      $20.28    $16.36    $3.92                           24.0%
       33            Tangible book value                             $14.34    $11.28    $3.06                           27.1%
                     ---------------------
                     Asset Quality Ratios
                     ---------------------
       34            Loan loss reserve /
                     loans outstanding                                1.33%     1.33%     0.00          %pts.   ---

       35            Nonperforming loans /
                     loans outstanding                                0.71%     0.44%     0.27          %pts.   ---

       36            Loan loss reserve /
                     nonperforming loans                               187%      306%     (119)         %pts.   ---

       37            Net charge-offs /
                     average loans                                    0.36%     0.25%     0.11          %pts.   ---

       38            Loan loss provision /
                     net charge-offs                                    99%      178%      (79)         %pts.   ---

       39            Nonperforming assets /
                     loans outstanding + OREO                         0.84%     0.51%     0.33          %pts.   ---


000s Omitted                                                                           Three Months Ended
                                                                   --------------------------------------------------------------
      Line           ----------------                               Jun 30,     Mar 31,      Change                Change
      No.            Profitability                                    2001        2000       Amount                Percent
      ---            ----------------                              --------------------------------------------------------------
       21            Return on assets                                 0.29%     0.84%    (0.55)         %pts.   ---
       22            Return on equity                                 3.62%    10.53%    (6.91)         %pts.   ---
      22a            Return on equity - operating                     8.49%    11.36%    (2.88)         %pts.   ---

       23            Tangible return on assets                        0.43%     0.97%    (0.54)         %pts.   ---
       24            Tangible return on  equity                       5.34%    12.23%    (6.89)         %pts.   ---
      24a            Tangible return on equity - operating           10.21%    13.07%    (2.85)         %pts.   ---

       25            Net interest margin (FTE)                        3.79%     3.95%    (0.16)         %pts.   ---

       26            Non interest income/                             21.0%     19.6%      1.4          %pts.   ---
                     operating income
                     (excl sec gains & branch disp)

       27            Efficiency ratio
                     (excl one time items                             56.1%     60.1%     (4.0)         %pts.   ---
                      & intangible amortization)
                     --------
                     Capital
                     --------
       28            Tier I leverage ratio                            6.58%     6.83%    (0.25)         %pts.   ---

       29            Accumulated other Comp. income                 $10,782   $12,050  ($1,268)                         -10.5%

                     Common shares outstanding
      30a            Weighted average                                11,732    11,455      277                            2.4%
      30b            Period end                                      11,549    11,545        4                            0.0%

       31            Cash dividends declared
                     per common share                                 $0.27     $0.27    $0.00                            0.0%

      31a            Common stock price                              $28.00    $28.06   ($0.06)                          -0.2%
      31b            Total return - last 12 months                    31.5%     28.4%      3.1          %pts.   ---

       32            Book value                                      $20.28    $20.48   ($0.20)                          -1.0%
       33            Tangible book value                             $14.34    $14.35   ($0.01)                          -0.1%
                     ---------------------
                     Asset Quality Ratios
                     ---------------------
       34            Loan loss reserve /
                     loans outstanding                                1.33%     1.33%     0.00          %pts.   ---

       35            Nonperforming loans /
                     loans outstanding                                0.71%     0.67%     0.04          %pts.   ---

       36            Loan loss reserve /
                     nonperforming loans                               187%      199%      (12)         %pts.   ---

       37            Net charge-offs /
                     average loans                                    0.39%     0.32%       0.07        %pts.   ---

       38            Loan loss provision /
                     net charge-offs                                    92%      108%        (16)       %pts.   ---

       39            Nonperforming assets /
                     loans outstanding + OREO                         0.84%     0.77%       0.07        %pts.   ---

                                       15

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                                 KEY RATIO RECAP
                   2ND QUARTER 2001 AND FULL YEAR COMPARISONS

000s Omitted                                                              Three Months Ended
                                                                    ---------------------------------------------------------------
   Line           -------------------------                         Jun 30,     Jun 30,     Change                   Change
   No.            Asset Quality Components                            2001        2000      Amount                   Percent
   ---            -------------------------                         ---------------------------------------------------------------
    40            Nonaccruing loans                                  $5,291      $5,298        ($7)                           -0.1%
    41            90+ days delinquent                                 5,856       1,216      4,640                           381.6%
                                                                    -------      ------     ------                          ------
    42            Tot nonperforming loans                           $11,147      $6,514     $4,633                            71.1%

    43            Troubled debt restructurings                          110         142        (32)                          -22.5%
    44            Other real estate                                   1,938       1,038        900                            86.7%
                                                                    -------      ------     ------                          ------
    45            Tot nonperforming assets                          $13,195      $7,694     $5,501                            71.5%

    46            Net Charge-Offs                                     1,531       1,121        410                            36.6%
                  -----------------------------------
                  Components of Net Interest Margin
                  -----------------------------------

    47            Loan yield                                          8.57%       8.85%      (0.27)         %pts.   ---  ---
    48            Investment yield                                    6.93%       7.78%      (0.85)         %pts.   ---  ---

    49            Earning asset yield                                 7.91%       8.22%      (0.31)         %pts.   ---  ---

    50            Interest bearing deposits rate                      4.41%       4.28%       0.13          %pts.   ---  ---
   51a            Borrowed funds rate - FHLB                          5.39%       6.23%      (0.84)         %pts.   ---  ---
   51b            Borrowed funds rate - Trust Preferred & other       9.83%      10.01%      (0.18)         %pts.   ---  ---

    52            Cost of all interest bearing funds                  4.70%       4.76%      (0.06)         %pts.   ---  ---

    53            Cost of funds (includes DDA)                        4.13%       4.11%       0.02          %pts.   ---  ---
    54            Cost of funds / earning assets                      4.12%       4.09%       0.03          %pts.   ---  ---

    55            Net interest margin (FTE)                           3.79%       4.14%      (0.35)         %pts.   ---  ---

    56            Full tax equivalent adjustment                     $1,806      $1,486       $320                            21.5%

                  -----------------------------
                  Average Balances for Period
                  -----------------------------
    57            Loans                                          $1,572,265  $1,466,110   $106,155                             7.2%

    58            Investments (excl. mkt val adj.)                1,061,428     883,069    178,359                            20.2%

    59            Earning assets                                  2,633,693   2,349,179    284,514                            12.1%

    60            Total assets                                    2,893,193   2,517,979    375,214                            14.9%

    61            Deposits                                        2,083,160   1,896,853    186,307                             9.8%

   62a            Borrowings - FHLB                                 516,858     406,877    109,981                            27.0%
   62b            Borrowings - Trust preferred & other               30,244      30,345       (101)                           -0.3%

    63            Total equity                                     $233,959    $168,757    $65,202                            38.6%


000s Omitted                                                                 Six Months Ended
                                                                      -------------------------------------------------------------
   Line           -------------------------                           Jun 30,     Jun 30,     Change                Change
   No.            Asset Quality Components                              2001        2000      Amount                Percent
   ---            -------------------------                           -------------------------------------------------------------
    40            Nonaccruing loans                                    $5,291      $5,298        ($7)                       -0.1%
    41            90+ days delinquent                                   5,856       1,216     4,640                        381.6%
                                                                      -------      ------     ------                      ------
    42            Tot nonperforming loans                             $11,147      $6,514     $4,633                        71.1%

    43            Troubled debt restructurings                            110         142        (32)                      -22.5%
    44            Other real estate                                     1,938       1,038       900                         86.7%
                                                                      -------      ------     ------                      ------
    45            Tot nonperforming assets                            $13,195      $7,694     $5,501                        71.5%

    46            Net Charge-Offs                                       2,772       1,840        932                        50.7%
                  -----------------------------------
                  Components of Net Interest Margin
                  -----------------------------------

    47            Loan yield                                            8.69%       8.78%      (0.09)     %pts.   ---  ---
    48            Investment yield                                      7.10%       7.75%      (0.65)     %pts.   ---  ---

    49            Earning asset yield                                   8.06%       8.16%      (0.10)     %pts.   ---  ---

    50            Interest bearing deposits rate                        4.62%       4.19%       0.43      %pts.   ---  ---
   51a            Borrowed funds rate - FHLB                            5.63%       6.12%      (0.49)     %pts.   ---  ---
   51b            Borrowed funds rate - Trust Preferred & other         9.83%       9.83%      (0.00)     %pts.   ---  ---

    52            Cost of all interest bearing funds                    4.91%       4.67%       0.24      %pts.   ---  ---

    53            Cost of funds (includes DDA)                          4.30%       4.03%       0.27      %pts.   ---  ---
    54            Cost of funds / earning assets                        4.28%       4.01%       0.27      %pts.   ---  ---

    55            Net interest margin (FTE)                             3.87%       4.15%      (0.28)     %pts.   ---  ---

    56            Full tax equivalent adjustment                       $3,432      $2,968       $464                        15.6%

                  -----------------------------
                  Average Balances for Period
                  -----------------------------
    57            Loans                                            $1,563,362  $1,451,833   $111,529                         7.7%

    58            Investments (excl. mkt val adj.)                  1,026,078     889,928    136,150                        15.3%

    59            Earning assets                                    2,589,440   2,341,761    247,679                        10.6%

    60            Total assets                                      2,836,197   2,511,415    324,782                        12.9%

    61            Deposits                                          2,065,208   1,887,313    177,895                         9.4%

   62a            Borrowings - FHLB                                   482,727     412,195     70,532                        17.1%
   62b            Borrowings - Trust preferred & other                 30,259      30,358        (99)              -0.3%

    63            Total equity                                       $228,114    $166,547    $61,567               37.0%


000s Omitted                                                                Three Months Ended
                                                                          ---------------------------------------------------------
   Line           -------------------------                               Jun 30,     Mar 31,     Change              Change
   No.            Asset Quality Components                                  2001        2001      Amount              Percent
   ---            -------------------------                               ---------------------------------------------------------
    40            Nonaccruing loans                                        $5,291      $7,471    ($2,180)                    -29.2%
    41            90+ days delinquent                                       5,856       5,032        824                      16.4%
                                                                          -------      ------     ------                    ------
    42            Tot nonperforming loans                                 $11,147     $12,503    ($1,356)                    -10.8%

    43            Troubled debt restructurings                                110         103          7                       6.8%
    44            Other real estate                                         1,938       1,476       462                       31.3%
                                                                          -------      ------     ------                    ------
    45            Tot nonperforming assets                                $13,195     $14,082      ($887)                     -6.3%

    46            Net Charge-Offs                                           1,531       1,241        290                      23.4%
                  -----------------------------------
                  Components of Net Interest Margin
                  -----------------------------------

    47            Loan yield                                                8.57%       8.81%      (0.24)    %pts.   ---
    48            Investment yield                                          6.93%       7.30%      (0.37)    %pts.   ---

    49            Earning asset yield                                       7.91%       8.22%      (0.31)    %pts.   ---

    50            Interest bearing deposits rate                            4.41%       4.64%      (0.23)    %pts.   ---
   51a            Borrowed funds rate - FHLB                                5.39%       5.90%      (0.51)    %pts.   ---
   51b            Borrowed funds rate - Trust Preferred & other             9.83%       9.82%       0.01     %pts.   ---

    52            Cost of all interest bearing funds                        4.70%       4.92%      (0.22)    %pts.   ---

    53            Cost of funds (includes DDA)                              4.13%       4.31%      (0.18)    %pts.   ---
    54            Cost of funds / earning assets                            4.12%       4.27%      (0.15)    %pts.   ---

    55            Net interest margin (FTE)                                 3.79%       3.95%      (0.16)    %pts.   ---

    56            Full tax equivalent adjustment                           $1,806      $1,626       $180                      11.1%

                  ----------------------------
                  Average Balances for Period
                  ----------------------------
    57            Loans                                                $1,572,265  $1,554,373    $17,892                       1.2%

    58            Investments (excl. mkt val adj.)                      1,061,428     990,335     71,093                       7.2%

    59            Earning assets                                        2,633,693   2,544,708     88,985                       3.5%

    60            Total assets                                          2,893,193   2,778,591    114,602                       4.1%

    61            Deposits                                              2,083,160   2,047,158     36,002                       1.8%

   62a            Borrowings - FHLB                                       516,858     448,232     68,626                      15.3%
   62b            Borrowings - Trust preferred & other                     30,244      30,262        (18)                     -0.1%

    63            Total equity                                           $233,959    $222,204    $11,755                       5.3%

SUMMARY AND INTRODUCTION

Results for the three months ended June 30, 2001 include the effects of the Company's May 11, 2001 merger with $647-million-asset First Liberty Bank Corp of Jermyn, P.A. All historical information has been retroactively restated to reflect this acquisition on a pooling-of-interest method of accounting. The Company's January 26, 2001 acquisition of the $112-million-asset Citizens National Bank of Malone (NY) was a purchase accounting transaction, and, accordingly, there is no restatement of historical information.

Cash operating earnings for second quarter 2001 were $6.0 million, a decrease of 16% from the same period last year. This performance measure, which excludes amortization expense as well as one-time acquisition costs and related securities losses, is considered by Company management to be the best indicator of recurring earnings and is consistent with the banking industry's growing recognition of the importance of cash earnings. Cash operating earnings per share (diluted) for the quarter were $0.51, down 23% from the prior year's level of $0.66, reflective of greater shares outstanding due to the First Liberty merger as well as the Citizens Bank acquisition. Compared to first quarter 2001, cash operating earnings and cash operating earnings per share (diluted) decreased 17% and 19%, respectively. For the first six months of 2001, cash operating earnings were $13.1 million, down 8% from the comparable period in 2000, while cash operating earnings per share were $1.13, off 14% from the same period prior year.

GAAP net income, including $4.8 million in one-time acquisition expenses and related securities losses, was $2.1 million for second quarter 2001, a decrease of $4.3 million or 67% from the same period last year. GAAP earnings per share (diluted) for the quarter were $0.18, down $0.41 or 70%. For the first half of 2001, when one-time expenses totaled $5.6 million, GAAP net income was $7.9 million, off 39% from the prior year, while GAAP earnings per share (diluted) were $0.68, off 43%.

SECOND QUARTER PERFORMANCE HIGHLIGHTS

o Noninterest income (excluding securities transactions) for second quarter 2001 exceeded the comparable quarter last year by 12%. Overdraft fees, reflective of a pricing increase during second quarter 2001 and the contribution of the Citizens Bank acquisition, accounted for over 41% of the increase. Financial services revenues generated approximately 27% of the improvement. The ratio of noninterest income to operating income rose
     1.3 percentage points to 21.0%. For the first half of the year, other income climbed over 19%, particularly reflective of the April 3, 2000 purchase of Elias Asset Management (EAM). Compared to first quarter 2001, noninterest income rose 10.0%, marked by improved revenues from the Company's broker-dealer, Community Investment Services, Inc. (CISI) (up 54%), and higher general banking fees (up 14%).

o Net interest income for second quarter 2001 rose by 1.8% over the same period last year on 12.1% greater average earning assets. This reflects a 35 basis-point-compression in net interest margin to 3.79%, primarily caused by loan and deposit pricing driven by the 275 and 173 basis-point-decreases in the prime and one year Treasury rates, respectively, during the first half of this year. Because of the nature of the Company's balance sheet, earning asset yields have adjusted more quickly than the steady but slower rate decreases on consumer deposits outstanding. The 16 basis-point-gap between the reduction in yields and cost of funds in the second quarter compared to the first quarter is expected to narrow in future quarters.

o Noninterest expense for the three months ended June 30, 2001, rose by $7.1 million (40%) over the same period last year. One-time expenses related to the Citizens and First Liberty acquisitions totaled $4.6 million or 66% of the increase. The bulk of these latter expenses relate to consulting fees, severance, and write-down of obsolete software. Excluding one-time items and intangible amortization, noninterest expenses would have been $18.6 million (up $2.1 million or 12.7% over the second quarter of 2000). Costs added by the five former Citizens branches were $440,000. Approximately half the benefit of a projected $3.2 million in annual cost reductions following the consummation of the First Liberty acquisition was reflected in the quarter. The balance of these savings is expected to be realized before year end. Besides readily identifiable acquisition expenses as defined above, there was a variety of miscellaneous start up costs and adjustments to accrued liabilities related to First Liberty, which are not expected in subsequent quarters. Included in those adjustments were additional second quarter taxes of approximately $236,000, which brought the year-to date effective tax rate to 30%, the rate expected for 2001 as a whole.

o Despite the softening economy, loans at $1.57 billion decreased by $3.6 million or .2% during the three months ended June 30, 2001. Real estate outstandings rose $4.4 million, largely due to continued success of Community Bank's "no-closing-cost" residential mortgage program. Commercial loans increased $800,000 during the same period compared to a $8.8 million reduction in installment loans. The latter reduction occurred because new business was inadequate to offset the high cash flow from maturing installment loans, which have relatively short lives. Over the last twelve months, total loans have risen approximately $72 million or 4.8%, including $59 million related to the Company's acquisition of Citizens Bank in January. Mortgage loans originated and sold in the secondary market were $13.1 million in the second quarter, up substantially from the first quarter 2001 activity of $4.4 million. The serviced loan portfolio stood at $101 million as of quarter end, up 12% from one year earlier.

o Investments reached $1.054 billion at June 30, 2001, up over $164 million (18%) from one year earlier. This increase is a result of the Citizens Bank acquisition in January 2001 and planned securities leverage strategy in anticipation of the First Liberty transaction. Capital market borrowing increased approximately $42 million, with the bulk of the $236 million in earning asset growth over the last twelve months being funded by higher deposit levels.

o Deposits at June 30, 2001 were $2.051 billion, an increase of $160 million (8.4%), compared to a year ago. On average, second quarter deposits rose 9.8% ($186 million) over the same quarter last year. Deposits of individuals, partnerships, and corporations, which exclude the more volatile public funds deposits, rose 12.3% ($205 million); deposits from Citizens Bank account for $79 million of this increase. The primary reason for deposit growth appears to relate to consumer preference for guaranteed returns on certificate of deposit products versus stock market equities as well as less attention by customers to managing down their checking account balances due to the low interest rate environment.

o Net charge-offs for the three months ended June 30, 2001 were $1.53 million, up $300,000 or 23% over first quarter 2001. The primary component of this increase was $485,000 in charge-offs due to several installment loans discovered in the late spring to be fraudulent. For the first six months of the year, the net charge-offs/average loans ratio was .36%, 11 basis points above the same 2000 period, but comparable to or more favorable than the averages for full-year 1999 and 1998 of .33% and .45%, respectively. Nonperforming assets at June 30, 2001 decreased 6.3% from the March 31 level and are $5.5 million or 72% higher than one year earlier. The primary reasons for the increase are the 90-day delinquency ($3.9 million) of a significant commercial loan customer and $900,000 more in foreclosed property. The nonperforming loan ratio at quarter end was .71% versus .44% for the same period last year. Loan loss reserve coverage was
     1.87 times based on a 1.33% ratio to loans outstanding; this compares to 306% coverage and a 1.33% reserve ratio at June 30, 2000.

o The Company's efficiency ratio, excluding intangible amortization, net securities losses, and one-time acquisition-related expenses, increased to 56.1% for the second quarter of 2001 versus 54.9% for the same period last year. Besides what the Company believes to be a temporarily higher level of miscellaneous expenses not readily isolated as one-time acquisition costs, the increase in the efficiency ratio also reflects the Company's relatively modest operating income growth (up 4.8%) due to the slowing economy. In addition, costs associated with the Company's growing financial services businesses have a higher efficiency ratio by their nature.

o Assets under management exceeded $1.36 billion as of quarter end, unchanged from the March 31, 2001 level, despite the volatility of the equity markets. Growth was strongest in retirement plan trusts generated by CBU's Benefit Plans Administrative Services subsidiary as well as assets originated through Community Investment Services. Revenue streams from these businesses along with the stability of the Company's personal trust products more than offset present softness in the growth-oriented investment management assets of the Elias Asset Management (EAM) subsidiary. Second quarter revenues from EAM were unchanged from the same period last year due to the favorable impact of new business on its fee structure. Compared to June 30, 2000, including an estimate for discretionary assets managed by the First Liberty trust department, assets under management are approximately 2% higher.


MISCELLANEOUS ITEMS

LIQUIDITY

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, a variety of balance sheet funding sources is in place, largely using collateralized borrowings through the Federal Home Loan Bank, the Federal Reserve, and major brokerage firms.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of June 30, 2001, this ratio was 14.6% and 14.3%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

                                                                            Second Quarter Ended June 30,
                                                ---------------------------------------------------------------------------------
                                                                  2001                                        2000
                                                ---------------------------------------------------------------------------------
(000's omitted except yields                       Avg.         Amt. Of       Avg.              Avg.         Amt. of      Avg.
and rates)                                       Balance       Interest    Yield/Rate         Balance       Interest   Yield/Rate
                                                                              Paid                                        Paid
                                                ---------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
     Federal funds sold                               $889           $9       4.17%             $2,092           $31      6.02%
     Time deposits in other banks                      338          187     223.89%                486            12      9.69%
     Taxable investment securities                 857,346       14,165       6.70%            731,909        12,601      6.92%
     Nontaxable investment securities              209,980        3,970       7.67%            173,146         3,137      7.29%
     Loans (net of unearned discount)            1,567,313       33,585       8.69%          1,453,060        32,277      8.93%
                                                ----------      -------                     ----------       -------

          Total interest-earning assets          2,635,867      $51,916       7.99%          2,360,693       $48,058      8.19%

Noninterest earning assets
     Cash and due from banks                       103,769                                      65,213
     Premises and equipment                         43,773                                      40,223
     Other Assets                                  122,347                                     101,991
Less: allowance for loans                          (20,887)                                    (19,390)
     Net unrealized gains/(losses) on                    0
          available-for-sale portfolio              16,570                                     (32,782)
                                                ----------                                  ----------

          Total                                 $2,901,438                                  $2,515,948
                                                ==========                                  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
     Savings deposits                             $643,536       $3,314       2.09%           $621,324        $3,341      2.16%
     Time deposits                               1,116,305       16,052       5.83%            979,675        13,459      5.53%
     Short-term borrowings                         193,208        2,215       4.65%            315,448         4,958      6.32%
     Long-term borrowings                          353,894        5,475       6.27%            121,774         2,108      6.96%
                                                ----------      -------                     ----------       -------
          Total interest-bearing                 2,306,943       27,056       4.76%          2,038,221        23,866      4.71%
          liabilities

Noninterest bearing liabilities
     Demand deposits                               323,311                                     295,650
     Other liabilities                              37,225                                      13,320
Shareholders' equity                               233,959                                     168,757
                                                ----------                                  ----------
          Total                                 $2,901,438                                  $2,515,948
                                                ==========                                  ==========

Net interest earnings                                           $24,860                                      $24,192
                                                                =======                                      =======

Net yield on interest-earning assets                                          3.82%                                       4.12%
                                                                            ======                                        ====

Federal tax exemption on nontaxable investment
   securities included in interest income                        $1,806                                       $1,485

B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

                                                -------------------------------------------------
                                                   2nd Quarter 2001 versus 2nd  Quarter 2000
                                                -------------------------------------------------

                                                    Increase (Decrease) Due to Change In (1)

                                                                                            Net
                                                  Volume               Rate               Change
                                                  ------               ----               ------
Interest earned on:
   Federal funds sold and securities
   Purchased under agreements to resell              ($14)               ($8)              ($22)

   Time deposits in other banks                       (26)               201                175

   Taxable investment securities                    4,070             (2,505)             1,565

   Nontaxable investment securities                   669                164                833

   Loans (net of unearned discounts)                6,229             (4,921)             1,308

Total interest-earning assets (2)                 $10,995            ($7,137)            $3,858

Interest paid on:
   Savings deposits                                  $457              ($485)              ($27)

   Time deposits                                    1,856                737              2,593

   Short-term borrowings                           (1,630)            (1,112)            (2,743)

   Long-term borrowings                             4,792             (1,425)             3,367

Total interest-bearing liabilities (2)             $2,966               $224             $3,190

Net interest earnings (2)                          $5,415            ($4,747)              $668

----------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

C) The following table sets forth information by category of noninterest expenses of the Company for the periods indicated. One-time acquisition costs in 2001, which were $4.636 million and $5.487 million for second quarter and six months, respectively, are identified as a separate line item. In addition, the comparisons reflect the purchase accounting treatment of The Citizens National Bank of Malone, acquired on January 26, 2001, and Elias Asset Management, acquired on April 3, 2000.


                                                 Three Months Ended June 30,                     Six Months Ended June 30,
(000's omitted)                           ---------------------------------------         --------------------------------------
                                                               Change     Change                             Change      Change
                                             2001      2000    Amount    Percent            2001     2000    Amount      Percent
                                          ---------------------------------------         --------------------------------------

Personnel expense                          10,451     9,224     1,227      13.3%          20,543   18,038     2,505       13.9%

Net occupancy expense                       1,512     1,214       298      24.5%           3,090    2,524       566       22.4%

Equipment expense                           1,543     1,282       261      20.4%           2,899    2,557       342       13.4%

Professional fees                             718       718         0       0.0%           1,258    1,350      (92)      (6.8)%

Data processing expense                     1,394     1,378        16       1.2%           2,787    2,664       123        4.6%

Amortization                                1,541     1,213       328      27.0%           3,001    2,351       650       27.6%

Stationary and supplies                       549       479        70      14.6%             872      767       105       13.7%

Deposit insurance premiums                     62        93      (31)     -33.3%             158      190      (32)      -16.8%

Acquisition expense                         4,636         0     4,636         --           5,487        0     5,487          --

Disposition of branch properties                8         7         1      14.3%              15       14         1         0.1

Other                                       2,391     2,138       253      11.8%           4,610    4,191       419       10.0%
                                          ---------------------------------------         --------------------------------------

          Total                            24,805    17,746     7,059      39.8%          44,720   34,646    10,074       29.1%

Total operating expenses as a
percentage of average assets                2.80%     2.83%    -0.03% pts                  2.79%    2.77%     0.02% pts

Efficiency ratio                            56.1%     54.9%      1.2% pts                  65.4%    54.8%     10.6% pts
   (excl one time items & intang. amort)

D) The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

(000's omitted)                                                        As of June 30,
                                           ----------------------------------------------------------
                                                                               Change         Change
                                                  2001             2000        Amount        Percent
                                           ----------------------------------------------------------
Real estate mortgages:
     Residential                            $  607,180       $  561,137      $ 46,043           8.2%
     Commercial loans secured by
          real estate                          264,519          242,911        21,608           8.9%
     Farm                                       20,755           19,417         1,338           6.9%
                                           ------------------------------------------
          Total                                892,454          823,465        68,989           8.4%

Commercial, financial, and agricultural
     Agricultural                               26,738           27,935        (1,197)         (4.3)%
     Commercial and financial                  236,897          236,243           654           0.3%
                                           ------------------------------------------
         Total                                 263,635          264,178          (543)         -0.2%

Installment loans to individuals:
     Direct                                    158,984          156,741         2,243           1.4%
     Indirect                                  223,057          223,408          (351)         (0.2)%
     Student and other                           1,563            1,997          (434)        (21.7)%
                                           ------------------------------------------
          Total                                383,604          382,146         1,458           0.4%

Other Loans                                     29,682           28,561         1,121           3.9%
                                           ------------------------------------------

Gross Loans                                  1,569,375        1,498,350        71,025           4.7%
                                           ------------------------------------------

Less: Unearned discounts                           299            1,230          (931)        (75.7)%
                                           ------------------------------------------
Net loans                                    1,569,076        1,497,120        71,956           4.8%

             Reserve for possible loan
                                losses          20,860           19,964           896           4.5%
                                           ------------------------------------------

Loans net of loan loss reserve             $ 1,548,216      $ 1,477,156      $ 71,060           4.8%
                                           ===========================================

E) The following table reconciles the differences between the line of business loan breakdown defined in the Company's Annual Report and the loan breakdown in Table D, which is based on regulatory reporting definitions reflected in the OCC Call Report.

                                              Line of Business as of June 30, 2001
                                     -----------------------------------------------------
                                     Consumer      Consumer        Consumer       Business       Total
                                      Direct       Indirect       Mortgages       Lending        Loans
                                     --------      ---------    ------------      --------     ----------
Regulatory Reporting Categories
Loans secured by real estate
   Residential                       $125,671       $   --         $445,563       $ 35,946     $  607,180
   Commercial                              58           --            3,073        261,388        264,519
   Farm                                    35                          --           20,720         20,755
Agricultural loans                        629                          --           26,109         26,738
Commercial loans                        2,304                             4        234,589        236,897
Installment loans to individuals      132,882        249,852            120            750        383,604
Other loans                             3,930                          --           25,752         29,682
                                     --------       --------       --------       --------     ----------
                                                                                                     --
Total loans                           265,509        249,852        448,760        605,254      1,569,375
                                                                                                     --
Unearned Discounts                      (299)           --             --             --             (299)
                                     --------       --------       --------       --------     ----------
                                                                                                     --
Net Loans                            $265,210       $249,852       $448,760       $605,254     $1,569,076
                                     ========       ========       ========       ========     ==========

F) The following table presents information concerning the aggregate amount of nonperforming assets:

     (000's omitted)                                                 As of June 30,
                                                         ---------------------------------------
                                                                              Change     Change
                                                           2001      2000     Amount     Percent
                                                         ---------------------------------------
Loans accounted for on a
     nonaccrual basis                                     $5,291    $5,298      $ (7)      -0.1%

Accruing loans which are contractually
     Past due 90 days or more as to
     principal or interest payments                        5,856     1,216     4,640      381.6%
                                                          ------    ------    ------     ------

     Total nonperforming loans                            11,147     6,514     4,633       71.1%

Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors and
     creditors for Troubled Debt Restructurings"             110       142       (32)     (22.5)%

     Other Real Estate                                     1,938     1,038       900       86.7%
                                                          ------    ------      ----      -----

     Total nonperforming assets                          $13,195    $7,694    $5,501       71.5%


Ratio of allowance for loan losses to
period-end loans                                           1.33%     1.33%      0.00  % pts  --

Ratio of allowance for loan losses to
period-end nonperforming loans                            187.1%    306.0%    (118.9) % pts  --

Ratio of allowance for loan losses to
period-end nonperforming assets                           158.1%    259.5%    (101.4) % pts  --

Ratio of nonperforming assets to period-end
total loans and other real estate owned                    0.84%     0.51%      0.33  % pts  --


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

(000's omitted)                                      Three Months Ended June 30,                 Six Months Ended June 30,
                                             -----------------------------------------    ----------------------------------------
                                                                    Change     Change                            Change    Change
                                                2001       2000     Amount    Percent        2001       2000     Amount   Percent
                                             -----------------------------------------    ----------------------------------------
Amount of loans outstanding at end
of period (gross of unearned discount)       1,569,375  1,498,349   71,026       4.7%     1,569,375  1,498,349   71,026      4.7%

Daily average amount of loans (net           1,572,265  1,466,110   06,155       7.2%     1,563,362  1,451,833  111,529      7.7%
of unearned discount)

Balance of allowance for possible
loan losses at beginning of period              20,917     19,198    1,719       9.0%        20,035     18,528    1,507      8.1%

Loans charged off:
     Commercial, financial, and agricultural       470        449       21       4.7%           888        501      387     77.2%
     Real estate construction                        0          0        0       0.0%             0          0        0      0.0%
     Real estate mortgage                           35        109      (74)    -67.9%            96        132      (36)   -27.3%
     Installment                                 1,580        842      738      87.6%         2,830      1,821    1,009     55.4%
                                             -----------------------------------------    ----------------------------------------
          Total loans charged off                2,085      1,400      685      48.9%         3,814      2,454    1,360     55.4%


Recoveries of loans previously charged off:
     Commercial, financial, and agricultural       177         40      137        3.4           232         80      152    190.0%
     Real estate construction                        0          0        0       0.0%             0          0        0      0.0%
     Real estate mortgage                           38          1       37    3700.0%            51         40       11     27.5%
     Installment                                   398        238      160      67.2%           828        494      334     67.6%
                                             -----------------------------------------    ----------------------------------------
          Total recoveries                         613        279      334     119.7%         1,111        614      497     80.9%


Net loans charged off                            1,472      1,121      351      31.3%         2,703      1,840      863     46.9%

Additions to allowance charged to
Expense                                          1,415      1,887     (472)    -25.0%         2,741      3,276     (535)   -16.3%

Reserves on acquired loans (1)                       0          0        0       0.0%           787          0      787      0.0%

Balance at end of period                        20,860     19,964      896       4.5%        20,860     19,964      896      4.5%

Ratio of net chargeoffs to average loans
Outstanding                                      0.39%      0.31%    0.08%        --          0.36%      0.25%     0.00       --

----------
(1) These reserve additions are attributable to loans acquired in association with the purchases of Citizens National Bank of Malone branch offices during 2001.

(H) The following table sets forth information by category of noninterest income for the Company for the periods indicated. In addition, the comparisons reflect the purchase accounting treatment of The Citizens National Bank of Malone, acquired on January 26, 2001, and Elias Asset Management, acquired on April 3, 2000.

(000's omitted)                                          Three Months Ended June 30,               Six Months Ended June 30,
                                                   ------------------------------------     ---------------------------------------
                                                     2001    2000    Change     Change         2001     2000    Change      Change
                                                                     Amount    Percent                          Amount     Percent
                                                   ------------------------------------     ---------------------------------------
Personal trust                                     $  407  $  488     $ (81)    (16.6)%      $  936   $1,029    $  (93)      (9.0)%
EBT/BPA                                               878     745       133      17.9%        1,766    1,488       278       18.7%
Elias Asset Management                                947     934        13       --          1,994      934     1,060         --
Insurance                                             109     100         9       0.1%          210      203         7        0.0
Other investment products                             653     534       119      22.3%        1,078      927       151       16.3%
                                                   ------------------------------------     ---------------------------------------
                    Total financial services       $2,994  $2,801     $ 193       6.9%       $5,984   $4,581    $1,403       30.6%

Electronic banking                                 $  395  $  454     $ (59)    (13.0)%      $  700   $  861    $(161)      (18.7)%
Mortgage banking                                      198      57       141       2.5%          279      172       107        0.6%
Commercial leasing                                     17       9         8       0.9%           21       26        (5)     (19.2)%
                                                   ------------------------------------     ---------------------------------------
                    Total specialty products       $  610  $  520     $  90       0.2%       $1,000   $1,059    $  (59)      (5.6)%

Deposit service charges                            $1,010  $  945     $  65       6.9%       $1,998   $1,865    $  133        7.1%
Overdraft fees                                      1,291     993       298      30.0%        2,331    1,841       490       26.6%
Commissions                                           722     649        73      11.2%        1,357    1,243       114        9.2%
                                                   ------------------------------------     ---------------------------------------
                    General banking services       $3,023  $2,587     $ 436      16.9%       $5,686   $4,949    $  737       14.9%

Miscellaneous revenue                                  13      12         1       8.3%         (13)        8      (21)     -262.5%
                                                   ------------------------------------     ---------------------------------------

                    Total noninterest income
                  (excl security gains/losses)     $6,640  $5,920     $ 720      12.2%      $12,657  $10,597    $2,060       19.4%


Security gains/losses                               (138)       0      (138)         0         (128)    (160)       32      (20.0)%
Disposition of branch properties                     (10)       0       (10)       --             0        0         0         --
                                                   ------------------------------------     ---------------------------------------
                    Total noninterest income       $6,492  $5,920      $572       9.7%      $12,529  $10,437    $2,092       20.0%

Noninterest income as a percentage of operating
income (excl securities gains/losses & disposal
of branch properties)                               21.0%   19.7%       1.3 %pts.  --         20.3%    18.0%       2.3 %pts.   --

I) The following table reconciles differences between the line of business noninterest income breakdown reflected in the Company's Annual Report and breakdown in Table H, which is based on regulatory reporting definitions reflected in the OCC Call Report.

            Noninterest Income for the six months ended June 30, 2001
                         Regulatory Reporting Categories

Noninterest Income                                                               Other Service
                                  Fiduciary and     Service    Commissions on       Charges,        Other     Investment
(000's omitted)                    Investment       Charges      Investment       Commissions     Operating   Securities
                                    Services      on Deposits     Products          and Fees       Income        Gains       Total
                                  -------------   -----------  --------------    -------------    ---------   ----------    --------
Personal trust                      $   936                                                                                 $   936
EBT/BPA                                 590                                        $ 1,176                                    1,766
Elias Asset Management                                            $ 1,994                                                     1,994
Insurance                                                              98              112                                      210
Other investment products                                           1,078                                                     1,078
                                    -----------------------------------------------------------------------------------------------
Total financial services              1,526            --           3,170            1,288             --          --         5,984

Electronic banking
                                                       253                             447                                     700
Mortgage banking                                                                       195           $  84                     279
Commercial leasing                                                                      21                                      21
                                    -----------------------------------------------------------------------------------------------
Total specialty products                --             253            --               663              84         --         1,000

Deposit service charges                              1,998                                                                    1,998
Overdraft fees                                       2,331                                                                    2,331
Commissions                                                                          1,357                                    1,357
                                    -----------------------------------------------------------------------------------------------
General banking services                --           4,329            --             1,357             --          --         5,686

Miscellaneous revenue                                                                                  (13)                     (13)
                                    -----------------------------------------------------------------------------------------------
Total noninterest income
(excl security gains/losses)        $ 1,526        $ 4,582        $ 3,170          $ 3,308           $  71         --       $12,657


Security gains/losses                                                                                             (128)        (128)
Disposition of branch properties                                                      --                                       --
                                    -----------------------------------------------------------------------------------------------
Total noninterest income            $ 1,526        $ 4,582        $ 3,170          $ 3,308           $  71      $ (128)     $12,529
                                    ===============================================================================================

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk. The primary tool used by the Company in managing interest rate risk is income simulation. The analysis begins by measuring the impact of differences in maturity and repricing of each balance sheet position. Such work is further augmented by adjusting for prepayment and embedded option risk found naturally in certain asset and liability classes. Finally, balance sheet growth and funding expectations are added to the analysis in order to reflect the strategic initiatives set forth by the Company.

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

The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on June 30, 2001, assuming no growth in the balance sheet, and assuming a 200 basis point instantaneous rate change in the prime rate, federal funds rate and the entire Treasury yield curve.

                                REGULATORY MODEL

                            Net Interest Income
      Rate Change              Dollar Change            Percent of Flat Rate
    In Basis Points              (in 000's)              Net Interest Income
    ---------------         -------------------         --------------------
        +200 bp                  $(3,953)                       -3.8%
        -200 bp                  $(4,972)                       -4.8%

A second simulation was performed based on what the Company believes to be conservative levels of balance sheet growth--approximately 6% growth in loans, 4% growth in investments, 3% growth in deposits, necessary increases in borrowings to support earning asset grown, with no growth in any other major portions of the balance sheet--along with 200 BP movements over a twelve month period in the prime rate, federal funds rate, and a Treasury yield curve moving closer to historical spreads to fed funds.

                                MANAGEMENT MODEL

                            Net Interest Income
      Rate Change              Dollar Change            Percent of Flat Rate
    In Basis Points              (in 000's)              Net Interest Income
    ---------------         -------------------         --------------------
        +200 bp                   $(1,440)                      -1.4%
        -200 bp                     $(957)                       -.9%

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

Item 1.   Legal Proceedings.
          Not Applicable

Item 2.   Changes in Securities.
          Not Applicable

Item 3.   Defaults Upon Senior Securities.
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders.

The annual meeting of stockholders of the Company was held on May 2, 2001 (the "Annual Meeting"). Holders of Common Stock were entitled to elect three directors. On all matters that came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 6,934,175 of the 7,960,923 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the three persons elected at the Annual Meeting to serve as directors until the 2004 annual meeting of stockholders of the Company, and the number of votes cast for, withheld and non-votes with respect to each person.

Name of Director                   For          Withheld       Non-Votes
----------------                   ---          --------       ---------
John M. Burgess                 6,546,087       388,087            1
Nicholas A. DiCerbo             6,544,570       389,603            2
James A. Gabriel                6,546,236       387,937            2

Other directors whose terms of office continued after the Annual Meeting are as follows: Sanford A. Belden, Paul M. Cantwell, Jr., William M. Dempsey, Lee T. Hirschey, David C. Patterson, Peter A. Sabia and William N. Sloan.

The following table sets forth the other proposal submitted to the stockholders for approval at the Annual Meeting and the tabulation of the votes with respect to such proposal.

         Proposal                   For       Against    Abstentions   Non-Votes
------------------------------   ---------   ---------   -----------   ---------
Approval of an amendment to      3,506,737   1,766,476     269,891     1,391,071
the Company's 1994 Long-Term
Incentive Compensation Program

Item 5.   Other Information.
          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits required by Item 601 of Regulation S-K:

     b)   Reports on Form 8-K:
               Filed May 29, 2001 and amended on July 25, 2001, to report the consummation of the merger between CBSI and First Liberty Bank Corp.

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           COMMUNITY BANK SYSTEM, INC.



Date:  August 17, 2001                          /s/ SANFORD A. BELDEN
                                                --------------------------------
                                                Sanford A. Belden, President and
                                                Chief Executive Officer



Date:  August 17, 2001                         /s/ DAVID G. WALLACE
                                               ---------------------------------
                                               David G. Wallace, Treasurer
                                               Chief Financial Officer