Form 10-K405/A
period 2000-12-31
COMMUNITY BANK SYSTEM INC
filed 2001-10-24
CIK 723188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------
                         Commission file number 0-11716
                                                -------



                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                 16-1213679
---------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Identification No.)

 5790 Widewaters Parkway, DeWitt, New York                  13214-1883
-------------------------------------------               --------------
 (Address of principal executive offices)                   (Zip Code)

                                 (315) 445-2282
               --------------------------------------------------
               Registrant's telephone number, including area code

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT:
                              COMMON STOCK, NO PAR

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during all the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         $217,810,853 based upon average selling price of $27.36 and 7,960,923
         ---------------------------------------------------------------------
shares on March 14, 2001.
-------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         7,960,923 shares of Common Stock, no par value, were and outstanding on
         -----------------------------------------------------------------------
March 14, 2001.
---------------
                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

         Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 2, 2001 is incorporated by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE: This Amendment to the Annual Report on Form 10-K of Community Bank System, Inc. for the year ended December 31, 2000, is being filed to amend
Item 7 thereof as follows: (1) a new paragraph was inserted immediately following the caption "Provision and Reserve for Loan Losses" (page 19); and (2) the tables and the lead-in paragraphs thereto appearing under the caption "Summary of Loan Loss Experience" were revised (page 22).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. ("CBSI," "CBU" or "the Company"). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption "Forward-Looking Statements."

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

SELECTED PROFITABILITY AND OTHER MEASURES

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:


                                                                                 At December 31,
                                                                 ---------------------------------------------
                                                                   2000              1999               1998
                                                                 -------            -------            -------
Percentage of net income to average total assets                   1.06%              1.02%              0.94%

Percentage of net income to average shareholders equity           17.56%             15.22%             13.01%

Percentage of dividends declared per common share
to net income per common share                                    35.98%             39.05%             41.95%

Percentage of average shareholders' equity to average              6.04%              6.72%              7.24%
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

                                                                       YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------------------------
                                                2000                              1999                              1998
                                   -------------------------------   -----------------------------   ------------------------------
(000's omitted except yields                                 Avg.                            Avg                              Avg.
and rates)                                                  Yield/                          Yield/                           Yield/
                                        Avg.     Amt. of     Rate       Avg.      Amt. of    Rate       Avg.       Amt. of    Rate
                                      Balance    Interest    Paid     Balance    Interest    Paid     Balance     Interest    Paid
                                    ----------  ---------  -------   ----------  --------  -------   ----------  ---------- -------
ASSETS:
Interest-earning assets:
 Federal funds sold                $    9,982   $    581    5.82%   $      666   $     33    4.95%  $    5,428   $    296     5.46%
 Time deposits in other banks             462         27    5.81%          129          5    4.24%          35          2     5.51%

 Taxable investment securities        586,254     42,935    7.32%      521,912     35,519    6.81%     592,559     38,290     6.46%
 Nontaxable investment securities     126,546      9,610    7.59%       98,482      7,210    7.32%      29,402      2,308     7.85%
 Loans (net of unearned discount)   1,056,229     97,216    9.20%      951,167     85,408    8.98%     884,751     82,778     9.36%
                                   ----------   --------            ----------   --------           ----------   --------
   Total interest-earning assets    1,779,473    150,369    8.45%    1,572,356    128,175    8.15%   1,512,175    123,674     8.18%


Noninterest earning assets
 Cash and due from banks               57,073                           62,399                          57,913
 Premises and equipment                26,226                           24,747                          24,412
 Other Assets                          84,905                           79,467                          83,048
 Less:allowance for loans             (14,214)                         (12,693)                        (12,282)
 Net unrealized gains/(losses)
 on available-for-sale portfolio      (18,893)                          (3,034)                          5,376
                                   ----------                       ----------                      ----------
   Total                           $1,914,570                       $1,723,242                       1,670,642
                                   ==========                       ==========                      ==========

LIABILITIES AND SHAREHOLDERS
EQUITY:
Interest-bearing liabilities
 Savings deposits                  $  487,766    $11,061    2.27%   $  513,544    $11,108    2.16%     508,731    $12,155     2.39%
 Time deposits                        688,547     39,144    5.69%      619,851     31,666    5.11%     672,972     37,515     5.57%
 Short-term borrowings                219,794     14,356    6.53%      119,830      6,278    5.24%      13,915        754     5.42%
 Long-term borrowings                 141,392      9,452    6.68%       99,814      6,895    6.91%     119,615      8,120     6.79%
                                   ----------    -------            ----------    -------           ----------    -------
   Total interest-bearing
   liabilities                      1,537,499     74,013    4.81%    1,353,039     55,947    4.13%   1,315,233     58,544     4.45%

Noninterest bearing liabilities
 Demand deposits                      247,925                          235,875                         214,997
 Other liabilities                     13,415                           18,452                          19,476
Shareholders' equity                  115,731                          115,876                         120,936
                                   ----------                        ---------                       ---------
   Total                           $1,914,570                       $1,723,242                      $1,670,642
                                   ==========                       ==========                      ==========
Net interest earnings                            $76,356                          $72,228                         $65,130
                                                 =======                          =======                         =======
Net yield on interest-earning
assets                                                      4.29%                             4.59%                           4.31%
                                                           ======                            ======                          ======
Federal tax exemption on
nontaxable investment
securities and loans included
in interest income                                $5,147                           $4,286                            $736

As discussed above, the change in 2000 net interest income (full tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.


                                                    2000 Compared to 1999                       1999 Compared to 1998
                                           ---------------------------------------      --------------------------------------
                                           Increase (Decrease) Due to Change In(1)      Increase (Decrease) Due to Change In(1)
                                                                             Net                                         Net
                                             Volume           Rate         Change         Volume           Rate        Change
                                           ---------        --------      --------      ---------        -------      --------
Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell     $   541         $     7       $   548        $  (238)      $   (25)     $  (263)
   Time deposits in other banks                  19               3            21              4            (1)           3
   Taxable investment securities              4,585           2,831         7,416         (4,733)        1,962       (2,771)
   Nontaxable investment securities           2,122             278         2,400          5,068          (166)       4,902
   Loans (net of unearned discounts)          9,626           2,182        11,808          6,051        (3,421)       2,630
Total interest-earning assets (2)           $17,367         $ 4,826       $22,193        $ 4,907       $  (406)     $ 4,501
Interest paid on:
   Savings deposits                         $  (571)        $   524       $   (47)       $   114       $(1,161)     $(1,047)
   Time deposits                              3,706           3,772         7,478         (2,841)       (3,008)      (5,849)
   Short-term borrowings                      6,234           1,844         8,078          5,550           (26)       5,524
   Long-term borrowings                       2,786            (229)        2,557         (1,366)          141       (1,225)
Total interest-bearing liabilities(2)       $ 8,195         $ 9,871       $18,066        $ 1,648       $(4,245)     $(2,597)
Net interest earnings (2)                   $ 9,096         $(4,969)      $ 4,127        $ 2,657       $ 4,441      $ 7,098

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


                                                                     Fourth Quarters Ended December 31,
                                            --------------------------------------------------------------------------------------
                                                               2000                                         1999
                                            ----------------------------------------    ------------------------------------------
(000's omitted except yields                   Avg.         Amt. of         Avg.             Avg.       Amt. of           Avg.
and rates)                                   Balance       Interest      Yield/Rate       Balance       Interest       Yield/Rate
                                                                            Paid                                          Paid
                                            ----------    ----------    ------------    -----------    ----------     ------------
ASSETS:
Interest-earning assets:
 Federal funds sold                         $      241      $     4        6.40%        $    2,331       $    29          4.99%
 Time deposits in other banks                      470            8        6.57%               333             4          4.68%
 Taxable investment securities                 615,650       11,444        7.39%           530,336         9,620          7.20%
 Nontaxable investment securities              128,618        2,400        7.42%           114,100         2,088          7.26%
 Loans (net of unearned discount)            1,090,961       25,630        9.35%           997,212        22,684          9.02%
                                            ----------      -------                     ----------       -------
  Total interest-earning assets              1,835,940      $39,486        8.56%         1,644,312       $34,425          8.31%

Noninterest earning assets
 Cash and due from banks                        56,985                                      68,289
 Premises and equipment                         26,820                                      25,431
 Other Assets                                   87,203                                      76,925
 Less:allowance for loans                      (14,602)                                    (12,870)
 Net unrealized gains/(losses) on
  available-for-sale portfolio                  (9,052)                                    (16,235)
                                            ----------                                  ----------
  Total                                     $1,983,294                                  $1,785,852
                                            ==========                                  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
 Savings deposits                           $  482,387      $ 2,871        2.37%        $  498,084       $ 2,715          2.16%
 Time deposits                                 719,399       10,991        6.08%           623,904         8,075          5.13%
 Short-term borrowings                         169,526        2,944        6.91%           197,979         2,733          5.48%
 Long-term borrowings                          215,747        3,510        6.47%            99,816         1,744          6.93%
                                            ----------      -------                     ----------       -------
  Total interest-bearing liabilities         1,587,059       20,316        5.09%         1,419,783        15,267          4.27%

Noninterest bearing liabilities
 Demand deposits                               253,199                                     239,619
 Other liabilities                              18,260                                      15,947
Shareholders' equity                           124,776                                     110,503
                                            ----------                                  ----------
  Total                                     $1,983,294                                  $1,785,852
                                            ==========                                  ==========
Net interest earnings                                       $19,170                                      $19,158
Net yield on interest-earning assets                                       4.15%                                          4.62%
                                                                          ======                                         ======

Federal tax exemption on nontaxable
investment securities included in
 interest income                                             $1,282                                       $1,163

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

                                                   4th Quarter 2000 versus 4th Quarter 1999
                                                 ---------------------------------------------
                                                   Increase (Decrease) Due to Change In (1)

                                                                                         Net
                                                  Volume               Rate             Change
                                                 -------             -------            ------
Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell          $   (69)            $    44            $  (25)
   Time deposits in other banks                        2                   2                 4
   Taxable investment securities                   1,557                 267             1,824
   Nontaxable investment securities                  265                  47               312
   Loans (net of unearned discounts)               2,137                 809             2,946
Total interest-earning assets(2)                 $ 4,022             $ 1,039            $5,060

Interest paid on:
   Savings deposits                              $  (471)            $   627            $  156
   Time deposits                                   1,325               1,591             2,916
   Short-term borrowings                          (1,936)              2,147               211
   Long-term borrowings                            2,539                (773)            1,766
Total interest-bearing liabilities(2)            $ 1,909             $ 3,140            $5,049
Net interest earnings(2)                         $ 4,590             $(4,579)           $   11

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

     These products and services have been delivered since March of 1999 through the Company's own broker-dealer, Community Investment Services, Inc.
     (CISI), having been previously been provided in partnership with a third party which guided the Company in becoming established in the business beginning in mid-1994, PrimeVest Financial Services, Inc. of Saint Cloud, Minnesota. In late 1999 and in the fall of 2000, CISI established two stand-alone brokerage offices in Lockport and Jamestown, NY, respectively. These offices are staffed with professionals attracted from larger brokerage companies, who have brought much of their books of business to CISI.

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

o Lastly, revenues from Elias Asset Management (EAM), purchased on April 3, 2000, reached $3.09 million this year, up from $2.46 million or nearly 26% from the comparable nine month period in 1999 when EAM was an independently-owned company. Its customer base is approximately 52% individuals, followed by 22% corporations, and 26% largely for trusts, foundations, endowments, and estates. Despite unfavorable market conditions during the year, as reflected by a 9.1% decrease in the Standard & Poor's 500 index, total assets under management ended 2000 at $624 million, down 4.3%. This reflects net new business of $56 million compared to $99 million in 1999, when the S&P index rose 21.0%.

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

The following table sets forth selected information by category of noninterest income for the Company for the years and quarters indicated.


                                                     Years ended December 31,             Quarters ended
(000's omitted)                                                                             December 31,
                                                ----------------------------------      ------------------
                                                  2000         1999          1998        2000        1999
                                                -------      -------       -------      ------      ------

Personal trust                                  $ 1,418      $ 1,290       $ 1,183      $  410      $  328
EBT/BPA                                           2,992        2,586         2,333         777         594
Elias Asset Management                            3,091            0             0       1,052           0
Insurance                                           845          728           518          92          83
Other investment products                         1,788        1,268         1,222         468         346
                                                -------      -------       -------      ------      ------
  Total financial services                       10,134        5,872         5,256       2,799       1,351

Electronic banking                                1,595        1,379         1,140         386         407
Mortgage banking                                    293          403           737          58          36
Commercial leasing                                   41           59             0           9          14
                                                -------      -------       -------      ------      ------
  Total specialty products                        1,929        1,841         1,877         453         457

Deposit service charges                           3,331        3,373         3,246         827         851
Overdraft fees                                    3,827        3,197         2,975         971         841
Commissions                                       1,869        1,795         1,473         469         408
                                                -------      -------       -------      ------      ------
  General banking services                        9,027        8,365         7,694       2,267       2,100

Miscellaneous revenue                                30           47           473           3         (12)
                                                -------      -------       -------      ------      ------

  Total noninterest income excl.
   security gains/losses                         21,120       16,125        15,300       5,522       3,896

Security gains/losses (a)                          (212)        (638)        2,287           0        (416)
Disposition of branch properties                     81            0          (219)         81           0
                                                -------      -------       -------      ------      ------
  Total noninterest income                       20,989       15,487        17,368       5,603       3,480

Noninterest income as a percentage of
 operating income (excludes net securities
 gains (losses) and disposal of
 branch properties)                                21.7%        18.3%         19.0%       22.4%       16.9%

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

The following table sets forth information by category of noninterest expense of the Company for the years and quarters indicated.



(000's omitted)                           Years ended December 31,                Quarters ended
                                                                                   December 31,
                                     ------------------------------------      ----------------------
                                       2000          1999           1998         2000          1999
                                     --------      --------       --------     --------      --------
Personnel expense                    $28,834       $26,388        $25,750       $7,456        $6,654
Net occupancy expense                  3,959         3,919          4,056        1,006           936
Equipment expense                      3,677         3,465          3,501          906           888
Professional fees                      1,896         1,937          2,142          458           404
Data processing expense                4,450         3,955          3,928        1,089         1,078
Amortization of intangibles            4,670         4,615          4,640        1,187         1,149
Stationary and supplies                1,396         1,218          1,344          333           307
Deposit insurance premiums               278           183            189           69            46
Other                                  6,829         7,053          6,326        1,726         1,599
                                     -------       -------        -------      -------       -------
        Total noninterest expense    $55,989       $52,733        $51,876      $14,230       $13,061

Total operating expenses as a
percentage of average assets           2.92%         3.06%          3.11%        2.85%         2.90%
Efficiency ratio (1)                   52.6%         53.9%          58.5%        52.8%         51.7%

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


LOANS

The amounts of the Bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:


                                                                              As of December 31,
                                              ---------------------------------------------------------------------------
                                                  2000           1999            1998            1997             1996
                                              -----------    -----------      ----------      ----------       ----------
Real estate mortgages:
     Residential                              $  379,040     $  334,104        $266,841        $278,912         $225,088
     Commercial loans secured by real estate     135,545        120,926         124,828          85,962           56,959
     Farm                                         19,850         17,652          12,486          10,434            8,296
                                              ----------     ----------        --------        --------         --------
          Total                                  534,435        472,682         404,155         375,308          290,343
Commercial, financial, and agricultural:
     Agricultural                                 26,489         27,722          22,691          23,894           21,689
     Commercial and financial                    181,877        171,660         168,984         138,067           99,445
                                              ----------     ----------        --------        --------         --------
         Total                                   208,366        199,382         191,675         161,961          121,134
Installment loans to individuals:
     Direct                                      113,353        112,698         105,480          89,138           62,176
     Indirect                                    227,645        221,593         205,159         198,853          171,583
     Student and other                             1,131          1,545           6,477          10,880            9,635
                                              ----------     ----------        --------        --------         --------
          Total                                  342,129        335,836         317,116         298,871          243,394
Other Loans                                       14,205          2,043           5,581           8,887            3,496
                                              ----------     ----------        --------        --------         --------
Gross Loans                                    1,099,135      1,009,943         918,527         845,027          658,367
Less: Unearned discounts                             409            720           1,307           1,815            5,893
                                              ----------     ----------        --------        --------         --------
Net loans                                      1,098,726      1,009,223         917,220         843,212          652,474
          Reserve for possible loan losses        14,614         13,421          12,441          12,434            8,128
                                              ----------     ----------        --------        --------         --------
Loans, net of loan loss reserve               $1,084,112       $995,802        $904,779        $830,778         $644,346

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

                                NATURE OF LENDING
                                 MIX AT YEAR END


                                                     ($ million and %)

             Total Loans         Consumer Mortgage         Business Lending        Consumer Indirect         Consumer Direct
           ----------------    ---------------------   ----------------------    ---------------------   ----------------------
Year        000's    Change    000's  Total   Change   000's  Total    Change    000's   Total  Change   000's    Total  Change
              $        %        $       %       %       $       %        %         $       %      %        $        %      %
           -------  -------    -----  -----   ------   -----  -----    ------    -----   -----  ------   -----    -----  ------
2000        1,099      8.9%     258    23%    17.7%    398     36%      8.7%      228     21%     3.2%    215      20%     5.8%
1999        1,009     10.0%     219    22%    10.1%    366     36%     12.5%      221     22%     8.3%    203      20%     8.1%
1998          917      8.7%     199    22%    21.6%    326     36%     13.0%      204     22%     2.6%    188      20%    -2.3%
1997          843     29.2%     164    19%     7.8%    288     34%     36.7%      199     24%    18.6%    192      23%    57.5%
1996          652     16.5%     152    23%     3.2%    211     32%     21.3%      168     26%    24.2%    122      19%    17.4%

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


                                                       Line of Business as of December 31, 2000
                                   -------------------------------------------------------------------------------------
                                     Consumer         Consumer           Consumer           Business        Total Loans
                                      Direct          Indirect          Mortgages           Lending
                                   -------------    -------------     ---------------    ---------------    -------------
Regulatory Reporting Categories
Loans secured by real estate
     Residential                       $ 91,205         $      -            $257,415           $ 30,420       $  379,040
     Commercial                              28         $      -                 298            135,219          135,545
     Farm                                    35                                    -             19,815           19,850
Agricultural loans                          533                                    -             25,956           26,489
Commercial loans                         12,299                                    -            169,578          181,877
Installment loans to individuals        108,553          227,645                  53              5,878          342,129
Other loans                               2,769                                    -             11,436           14,205
                                       --------         --------            --------           --------       ----------
Total loans                             215,422          227,645             257,766            398,302        1,099,135
Unearned Discounts                         (409)               -                                      -             (409)
                                       ---------        --------            --------           --------       ----------
Net Loans                              $215,013         $227,645            $257,766           $398,302       $1,098,726


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the amount of loans outstanding as of December 31, 2000, which, based on remaining scheduled payments of principal, are due in the periods indicated:



                                                              At December 31, 2000
                                        -------------------------------------------------------------------
                                                            Maturing
                                          Maturing in    After One But         Maturing
                                          One Year or     Within Five        After Five         Total Book
                                              Less           Years             Years               Value
                                        --------------   -------------      ------------       ------------
                                                                 (In thousands)

Commercial, financial, and                  $ 72,942        $ 70,577          $ 64,847         $  208,366
agricultural
Real estate - construction                         0               0                 0                  0
Real estate - mortgage                        53,732          77,090           403,613            534,435
Installment                                   24,906         292,496            38,523            355,925
                                            --------        --------          --------         ----------
               TOTAL                        $151,580        $440,163          $506,983         $1,098,726
                                            ========        ========          ========         ==========

The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates.

                                                         At December 31, 2000
                                                 ---------------------------------------
                                                   Fixed Rate             Variable Rate
                                                 -------------            --------------
Due after one year but within five years            $ 59,361                $380,802


Due after five years                                 357,490                 149,493
                                                     --------               --------
               TOTAL                                $416,851                $530,295
                                                    =========               ========

NONPERFORMING ASSETS/RISK ELEMENTS

The following table presents information concerning the aggregate amount of nonperforming assets:


                                                                          As of December 31,
                                                         ----------------------------------------------------------
(000's omitted)                                            2000         1999          1998        1997       1996
                                                         --------     --------      --------    --------   --------
Loans accounted for on a nonaccrual basis                  4,423        4,666         2,473       1,385      2,023
Accruing loans which are contractually
  past due 90 days or more as to
  principal or interest payments                           1,655        1,047         1,513       2,788        823
                                                          ------       ------        ------      ------      -----
         Total nonperforming loans                         6,078        5,713         3,986       4,173      2,846
Loans which are "troubled debt
  restructurings" as defined in Statement
  of Financial Accounting Standards No. 15
  "Accounting by Debtors and Creditors for
  Troubled Debt Restructurings"                              116          122           134           0         32
  Other Real Estate                                          906          884         1,182         881        746
                                                          ------       ------        ------      ------      -----
         Total nonperforming assets                        7,100        6,719         5,302       5,054      3,624
Ratio of allowance for loan losses to
period-end loans                                            1.33%        1.33%         1.36%       1.47%      1.25%

Ratio of allowance for loan losses to
period-end nonperforming loans                             240.4%       234.9%        312.0%      298.0%     285.6%

Ratio of allowance for loan losses to
period-end nonperforming assets                            205.8%       199.7%        234.6%      246.0%     224.3%

Ratio of nonperforming assets to period-end
total loans and other real estate owned                     0.65%        0.67%         0.56%       0.60%      0.55%

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

PROVISION AND RESERVE FOR LOAN LOSSES

Reserve for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management. Specific reserves are determined through review of impaired loans, nonperforming loans and certain performing loans designated as problems. General reserves are determined through a quarterly disciplined analysis of the portfolio. This analysis results in the identification and quantification of loss factors for each group of loans, adjusted for relevant environmental factors (e.g. industry, geographic, economic and political factors). The risk profile and experience of existing portfolio, along with growth, concentrations and management resources are also considered. The reserve for loan losses reflects management's best estimate of probable loan losses at December 31, 2000.

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

SUMMARY OF  LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for probable loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expenses.

                                                                                 As of December 31,
                                                         -------------------------------------------------------------------
(000's omitted)                                             2000           1999           1998           1997         1996
                                                         ----------     ----------      --------       --------     --------
Amount of loans outstanding at end of period             $1,099,135     $1,009,943      $918,527       $845,027     $658,367
                                                         ----------     ----------      --------       --------     --------
Daily average amount of loans (net of unearned
discounts)                                               $1,056,229     $  951,167      $884,751       $749,596     $602,717
                                                         ----------     ----------      --------       --------     --------
Balance of allowance for possible loan losses at
    beginning of period                                  $   13,421     $   12,441      $ 12,434       $  8,128     $  6,976

Loans charged off:
   Commercial, financial, and agricultural                    3,224            980           698            418          324
   Real estate construction                                       0              0             0              0            0
   Real estate mortgage                                          16             52            24             25           26
   Installment                                               3,825           4,256         5,375          4,006        2,108
                                                         ----------     ----------      --------       --------     --------
      TOTAL LOANS CHARGED OFF                                 7,065          5,288         6,097          4,449        2,458

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural                       96            147           200            185          224
   Real estate construction                                       0              0             0              0            0
   Real estate mortgage                                           6              5             4              1            1
   Installment                                                  974            980           777            541          488
                                                         ----------     ----------      --------       --------     --------
      TOTAL RECOVERIES                                        1,076          1,132           981            727          713
Net loans charged off                                         5,989          4,156         5,116          3,722        1,745
                                                         ----------     ----------      --------       --------     --------
Additions to allowance charged to expense                     7,182          5,136         5,123          4,480        2,897
Reserves on acquired loans (1)                                    0              0             0          3,548            0
Balance at end of period                                 $   14,614     $   13,421      $ 12,441       $ 12,434     $  8,128
                                                         ----------     ----------      --------       --------     --------
Ratio of net charge-offs to average loans outstanding         0.57%          0.44%         0.58%          0.50%        0.29%

(1) This reserve addition is attributable to loans purchased from Key Bank and Fleet Bank in association with the purchases of branch offices during 1997.

The allowance for loan losses allocation is as follows:


                                                                  As of December 31,
                  ----------------------------------------------------------------------------------------------------------
                             2000                      1999                    1998                    1997
                  -------------------------  -------------------------  -------------------------  -------------------------
                   Amount of    Percent of    Amount of    Percent of    Amount of    Percent of    Amount of    Percent of
                   Allowance       Loans      Allowance      Loans       Allowance      Loans       Allowance       Loans
                                  in Each                   in Each                    in Each                     in Each
                                 Category                   Category                   Category                    Category
                                 to Total                   to Total                   to Total                    to Total
                                  Loans                      Loans                       Loans                       Loans
                  -----------  ------------  -----------  ------------  -----------  ------------  -----------  ------------
Commercial,
   financial,
   & Agricultural    $ 4,331        19.0%      $ 3,786         19.8%      $ 4,502        19.7%       $ 4,136         19.2%
Real estate -
   Construction            0         0.0%            0          0.0%            0         0.0%             0          0.0%
Real estate -
   Mortgage            1,818        48.6%        1,285         46.8%        2,210        43.4%         2,026         44.4%
Installment            7,877        32.4%        7,285         33.4%        4,525        36.9%         4,461         36.4%
Unallocated              588         N/A         1,065          N/A         1,204         N/A          1,811          N/A
                     -------       ------      -------        ------      -------       ------       -------        ------
        Total        $14,614       100.0%      $13,421        100.0%      $12,441       100.0%       $12,434        100.0%



                      As of December 31,
                  -------------------------
                             1996
                  -------------------------
                   Amount of    Percent of
                   Allowance       Loans
                                  in Each
                                 Category
                                 to Total
                                  Loans
                  -----------  ------------
Commercial,
   financial,
   & Agricultural     $2,668        18.4%
Real estate -
   Construction            0         0.0%
Real estate -
   Mortgage            2,234        44.1%
Installment            2,309        37.5%
Unallocated              917         N/A
                      ------       ------
        Total         $8,128       100.0%

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


                                                                 Sources of Funds
                                                         Average 4th Quarter Balances
                                                                  ($ Million)
               -------------------------------------------------------------------------------------------------------
Year                  IPC Deposits               Public Funds           Capital Borrowings       Total Funds Sources
               -----------------------    ---------------------     ----------------------      ----------------------
                 Amount      % Total        Amount     % Total        Amount      % Total         Amount     % Change
               ----------   ----------    ----------  ---------     ---------    ---------      ---------   ----------
2000             $1,274        69.2%          $181        9.8%          $385        21.0%         $1,840        10.9%
1999              1,212                        149                       298                       1,659
                                73.1                       9.0                       18.0                         9.5
1998              1,194         78.8           189        12.5           132                       1,515          4.4
                                                                                      8.7
1997              1,190         82.0           163        11.2            98          6.7          1,451         21.4
1996                903         75.6           124        10.4           168         14.1          1,195         13.4

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


                                                                      Years ended December 31,
                                         ---------------------------------------------------------------------------------
                                                  2000                         1999                         1998
                                         -----------------------     ------------------------     ------------------------

                                          Average       Average       Average       Average        Average       Average
                                          Balance      Rate Paid      Balance      Rate Paid       Balance      Rate Paid
                                         ---------     ---------     ---------     ---------     ----------     ---------
Non-interest-bearing demand deposits     $  247,925        0.00%     $  235,874        0.00%     $  214,997         0.00%
Interest-bearing demand deposits            136,962        0.81%        148,489        0.89%        145,141         1.18%
Regular savings deposits                    241,754        2.50%        255,947        2.50%        264,370         2.79%
Money market deposits                       109,050        3.59%        109,108        3.10%         99,219         3.08%
Time deposits                               688,547        5.69%        619,851        5.11%        672,972         5.57%
                                                                     ----------                  ----------
Total average daily
amount of domestic deposits              $1,424,238        3.53%     $1,369,269        3.12%     $1,396,699         3.55%

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 2000 and 1999 are summarized below:


                                                  At December 31,
                                        -----------------------------------
(000's omitted)                              2000                1999
                                        -----------------------------------
Less than three months                     $ 73,157            $ 53,798
Three months to six months                   40,117              28,644
Six months to one year                       30,688              18,338
Over one years                               12,210              11,618
                                           --------            --------
                                           $156,172            $112,398
                                           ========            ========

The following table summarizes the outstanding balance of short-term borrowings of the Company for the years indicated.

                                                                               At December 31,
                                                              -----------------------------------------------
(000's omitted)                                                  2000               1999              1998
                                                              ----------         ----------        ----------
Federal funds purchased                                        $ 38,000           $      0           $34,700
Term borrowings at banks (original term)
     90 days or less                                            151,100            129,000            30,000
     Over 90 days                                                     0            125,000                 0
                                                               --------           --------           -------
          Balance at end of period                             $189,100           $254,000           $64,700
                                                               ========           ========           =======

Daily average during the year                                  $219,794           $119,830           $13,915
Maximum month-end balance                                       261,100           $254,000           $64,700
Weighted average rate during the year                             6.53%              5.24%             5.42%
Year-end average rate                                             6.49%              5.60%             5.46%

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

INVESTMENT SECURITIES

The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:


                                                              At December 31,
                                    ---------------------------------------------------------------------------
                                             2000                       1999                      1998
                                    ----------------------      ---------------------      --------------------
                                    Amortized                   Amortized                  Amortized
                                    Cost/Book      Market       Cost/Book      Market      Cost/Book     Market
                                      Value        Value          Value        Value         Value       Value
                                    ---------      ------       ---------      ------      ---------     ------
U.S. Treasury securities
  and obligations of
  U.S. Government
  corporations and agencies             $    0      $    0          $    0      $    0        $    0      $    0
Obligations of states
  and political subdivisions             5,351       5,451           5,042       5,084         4,038       4,107
Corporate securities                         0           0               0           0             0           0
Mortgage-backed
  Securities                                 0           0               0           0             0           0
                                        ------      ------          ------      ------        ------      ------
Total                                   $5,351      $5,451          $5,042      $5,084        $4,038      $4,107
                                        ======      ======          ======      ======        ======      ======

The following table sets forth the amortized cost and market value for the Company's available-for-sale investment portfolio and grand total carrying value for both portfolios.


                                                              At December 31,
                                    ---------------------------------------------------------------------------
                                             2000                       1999                      1998
                                    ----------------------      ---------------------      --------------------
                                    Amortized                   Amortized                  Amortized
                                    Cost/Book      Market       Cost/Book      Market      Cost/Book     Market
                                      Value        Value          Value        Value         Value       Value
                                    ---------      ------       ---------      ------      ---------     ------
                                       (In thousands)              (In thousands)              (In thousands)
U.S. Treasury securities
     and obligations of
     U.S. Government
     corporations and agencies      $241,159      $252,381       $177,097     $171,793      $170,464   $175,866
Obligations of states
     and political subdivisions      134,653       136,181        118,223      110,125        40,591     41,329
Corporate securities                  44,612        44,652         35,914       33,099         9,153      9,382
Mortgage-backed
     Securities                      297,659       296,792        290,000      284,090       336,090    336,967
Equity securities (1)                 24,497        24,497         24,364       24,364        23,784     23,784
Federal Reserve
      Bank common stock                2,294         2,294          2,174        2,174         2,174      2,174
                                    --------      --------       --------     --------      --------   --------
Total                               $744,874      $756,797       $647,772     $625,645      $582,256   $589,502
                                    ========      =========      ========     ========      ========   ========
Net unrealized gains/(losses)
on available for sale portfolio       11,923                      (22,127)                     7,246
                                    --------                     --------                   --------
Total Carrying Value                $762,148                     $630,687                   $593,540
                                    ========                     ========                   ========

(1) Includes $23,059 in FHLB common stock at December 31, 2000, 1999, and 1998, respectively.

The following table sets forth as of December 31, 2000, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:


                                                                   At December 31, 2000
                                            --------------------------------------------------------------------
                                                              Amount        Amount
                                               Amount        Maturing      Maturing
                                              Maturing      After One     After Five      Amount         Total
                                               Within        Year but     Years but      Maturing        Cost
                                              One Year        Within        Within         After          Book
Held-to-Maturity Portfolio                    or Less       Five Years    Ten Years      Ten Years       Value
--------------------------                  -----------    ------------   ----------     ----------     -------
U.S. Treasury and other
     U.S. government agencies                $     0       $      0        $      0      $      0      $      0
Mortgage-backed securities                         0              0               0             0             0
States and political subdivisions              3,504          1,582             247            18         5,351
Other                                              0              0               0             0             0
                                             -------         ------        --------      --------      --------
Total Held-to-Maturity Portfolio Value       $ 3,504       $  1,582        $    247      $     18      $  5,351
                                             =======         ======        ========      ========      ========
Weighted Average Yield for Year(1)              7.69%          7.85%           8.27%         8.96%         7.77%
Available-for-Sale Portfolio
U.S. Treasury and other
     U.S. government agencies               $ 56,142       $    479        $155,969      $ 28,568      $241,158
Mortgage-backed securities                    41,083        130,213          75,236        51,127       297,659
States and political subdivisions                514          7,766          29,959        96,414       134,653
Other                                          3,023            545           2,000        39,044        44,612
                                            --------       --------        --------      --------      --------
Total Available-for-Sale Portfolio Value    $100,762       $139,003        $263,164      $215,153      $718,082
                                            ========       ========        ========      ========      ========
Weighted Average Yield for Year(1)              7.15%          7.60%           7.09%         7.34%         7.27%

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


                            REGULATORY MODEL
------------------------------------------------------------------------------
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


                            MANAGEMENT MODEL
------------------------------------------------------------------------------
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

GAP REPORT
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES as of December 31, 2000



Volumes                       1-30      31-60      60-90      91-180      181-360       13-24       25-36      37-48
($000's)                      Days       Days       Days       Days         Days       Months      Months      Months
------------------------    --------  ---------  ---------   ---------  -----------  ----------  ----------  ---------
ASSETS:
Due from banks                    -          -          -           -            -           -           -          -
Money Market Inv                424          -          -           -            -           -           -          -
Fixed Rate Debentures             -          -          -       6,822       49,551           -      10,479     23,346
Municipals                      316        247        487       1,427        1,466       1,317         457      1,459
Fixed Rate Mortgage               -          -          -           -            -           -           -          -
Backed                        2,185      1,920      2,395      10,162       20,684      31,658      33,340     26,418
Floating Rate Mortgage            -          -          -           -            -           -           -          -
Backed                       24,844          -          -           -            -           -           -          -
Other Investments                 -          -          -           -        3,023         545           -      3,721
                            -------     ------     ------     -------      -------     -------     -------    -------
      TOTAL INVESTMENTS      27,769      2,167      2,882      18,411       74,724      33,520      44,276     54,944
                            -------     ------     ------     -------      -------     -------     -------    -------

Mortgages:
   Adjustable Rate              204        221      2,206       3,923       10,009       1,978           -          -
   Fixed Rate                 5,107      5,178      5,101      14,739       27,116      45,838      36,378     28,736
   Variable Home Equity      39,028      6,329        294       3,418        4,444           -           -          -
Commercial Variable         225,271          -          -           -            -           -           -          -
Other Commercial             41,638      5,093      5,131      15,618       32,280      62,422      16,360          -
Installment, Net              9,110      9,559      9,597      28,804       54,591      94,011      68,769     43,699
                            -------     ------     ------     -------      -------     -------     -------    -------

      TOTAL LOANS           320,358     26,380     22,329      66,502      128,440     204,249     121,507     72,435

Loan Loss Reserve                 -          -          -           -            -           -           -          -
Other Assets                      -          -          -           -            -           -           -          -
                            -------     ------     ------     -------      -------     -------     -------    -------
TOTAL ASSETS                348,127     28,547     25,211      84,913      203,164     237,769     165,783    127,379
AVERAGE YIELD                 9.81%      9.14%      8.71%       8.68%        8.35%       8.72%       8.50%      8.10%
                            =======     ======     ======     =======      =======     =======     =======    =======
LIABILITIES AND CAPTIAL:
Demand Deposits                   -          -          -           -            -           -           -          -
Savings / NOW                 1,354      1,354      1,354       4,063       18,542      16,253           -          -
Money Markets                     -          -          -      84,154       27,852           -           -          -
CD's / IRA / Other           73,903     54,490     41,660     149,099      276,635     106,178      15,463      6,430
                            -------     ------     ------     -------      -------     -------     -------    -------
      TOTAL DEPOSITS         75,257     55,844     43,014     237,316      323,029     122,431      15,463      6,430

Short Term Borrowings       133,000     50,000          -           -            -           -           -          -
Term Borrowing                6,100          -          -           -            -      10,000       5,000          -
Trust Securities                  -          -          -           -            -           -           -          -
Other Liabilities                 -          -          -           -            -           -           -          -
Capital                           -          -          -           -            -           -           -          -
                            -------     ------     ------     -------      -------     -------     -------    -------
TOTAL LIABILITIES
AND CAPITAL                 214,357    105,844     43,014     237,316      323,029     132,431      20,463      6,430
AVERAGE RATE                  6.26%      5.81%      5.49%       5.15%        5.87%       5.84%       5.64%      5.28%
                            =======     ======     ======     =======      =======     =======     =======    =======
GAP                         133,770    (77,297)   (17,803)   (152,403)    (119,865)    105,338     145,320    120,949
CUMULATIVE GAP              133,770     56,473     38,670    (113,733)    (233,598)   (128,260)     17,060    138,009
CUMULATIVE GAP/
TOTAL ASSETS                   6.7%       2.8%       1.9%       -5.7%       -11.7%       -6.4%        0.9%       6.9%


Volumes                       49-60      Over 60
($000's)                      Months     Months        TOTAL
------------------------    ---------  ----------  -----------
ASSETS:
Due from banks                     -      58,880       58,880
Money Market Inv                   -           -          424
Fixed Rate Debentures         43,575     107,386      241,159
Municipals                     6,529     126,223      139,928
Fixed Rate Mortgage                -           -            -
Backed                        18,141     125,992      272,895
Floating Rate Mortgage             -           -            -
Backed                             -           -       24,844
Other Investments                  -      64,115       71,404
                             -------     -------    ---------
      TOTAL INVESTMENTS       68,245     482,596      809,534
                             -------     -------    ---------

Mortgages:
   Adjustable Rate                 -           -       18,541
   Fixed Rate                 22,495      74,886      265,574
   Variable Home Equity            -           -       53,513
Commercial Variable                -           -      225,271
Other Commercial                   -       (239)      178,303
Installment, Net              17,155      22,230      357,525
                             -------     -------    ---------

      TOTAL LOANS             39,650      96,877    1,098,727

Loan Loss Reserve                  -     (14,614)     (14,614)
Other Assets                       -     128,988      128,988
                             -------     -------    ---------
TOTAL ASSETS                 107,895     693,847    2,022,635
AVERAGE YIELD                  7.91%       4.66%        7.38%
                             =======     =======    =========
LIABILITIES AND CAPTIAL:
Demand Deposits                    -     258,004      258,004
Savings / NOW                      -     314,234      357,154
Money Markets                      -           -      112,006
CD's / IRA / Other             5,364       1,344      730,566
                             -------     -------    ---------
      TOTAL DEPOSITS           5,364     573,582    1,457,730

Short Term Borrowings              -           -      183,000
Term Borrowing                     -     165,000      186,100
Trust Securities                   -      29,824       29,824
Other Liabilities                  -      26,603       26,603
Capital                            -     139,378      139,378
                             -------     -------    ---------
TOTAL LIABILITIES
AND CAPITAL                    5,364     934,387    2,022,635
AVERAGE RATE                   5.91%       1.95%        4.00%
                             =======     =======    =========
GAP                          102,531    (240,540)
CUMULATIVE GAP               240,540           -
CUMULATIVE GAP/
TOTAL ASSETS                   12.0%        0.0%


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

                                    COMMUNITY BANK SYSTEM, INC.

                                    By:  /s/ Sanford A. Belden
                                       -----------------------
                                        Sanford A. Belden
                                        President, Chief Executive Officer and
                                        Director
                                    Date:  October 24, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of October 2001.


/s/ Sanford A. Belden
------------------------------------------------------
Sanford A. Belden, Director, President
and Chief Executive Officer (Principal Executive Officer)

/s/ David G. Wallace
------------------------------------------------------
David G. Wallace
Treasurer (Principal Financial Officer)

/s/ Charles M. Ertel
------------------------------------------------------
Charles M. Ertel
Assistant Treasurer (Principal Accounting Officer)

/s/ John M. Burgess
------------------------------------------------------
John M. Burgess,  Director

/s/ Paul M. Cantwell, Jr.
------------------------------------------------------
Paul M. Cantwell, Jr.,  Director

/s/ William M. Dempsey
------------------------------------------------------
William M. Dempsey, Director

/s/ Nicholas A. DiCerbo
------------------------------------------------------
Nicholas A. DiCerbo, Director

/s/ James A. Gabriel
------------------------------------------------------
James A. Gabriel, Director and
Chairman of the Board of Directors

/s/ Lee T. Hirschey
------------------------------------------------------
Lee T. Hirschey, Director

/s/ Harold Kaplan
------------------------------------------------------
Harold Kaplan, Director

/s/ Saul Kaplan
------------------------------------------------------
Saul Kaplan, Director

/s/ David C. Patterson
------------------------------------------------------
David C. Patterson, Director

/s/ Peter A. Sabia
------------------------------------------------------
Peter A. Sabia, Director

/s/ William N. Sloan
------------------------------------------------------
William N. Sloan, Director