Form 10-Q
period 2001-09-30
COMMUNITY BANK SYSTEM INC
filed 2001-11-14
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the nine months ended September 30, 2001


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

           Common Stock, No par value - 11,587,312 shares outstanding as of November 12, 2001

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES


Part I.     Information

   Item 1.  Financial Statements (Unaudited)

             Consolidated balance sheets --
             September 30, 2001, December 31, 2000 and September 30, 2000

             Consolidated statements of income -- Three and nine months ended September 30, 2001 and 2000

             Consolidated statements of cash flows -- Nine months ended September 30, 2001 and 2000

             Consolidated statements of comprehensive income -- Nine months ended September 30, 2001 and 2000


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

   Item 3.  Defaults upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Securities Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION


                                                                September 30,   December 31,  September 30,
                                                                         2001           2000           2000
------------------------------------------------------------------------------------------------------------

ASSETS
    Cash and due from banks                                           $85,579        $76,456        $81,353
    Federal funds sold                                                      0              0              0
------------------------------------------------------------------------------------------------------------
                               TOTAL CASH AND CASH EQUIVALENTS         85,579         76,456         81,353

    Investment securities
       U.S. Treasury                                                      102              0              0
       U.S. Government agencies and corporations                      195,175        300,715        293,201
       States and political subdivisions                              246,640        169,461        181,517
       Mortgage-backed securities                                     495,241        371,745        375,732
       Federal Reserve Bank                                             3,323          2,536          2,536
       Other securities                                                70,638         74,845         71,212
                                                               ---------------------------------------------
            Investment securities at cost                           1,011,119        919,302        924,198
       Market value adjustment on available for sale securities        39,737         10,278        (17,125)
------------------------------------------------------------------------------------------------------------
                                   TOTAL INVESTMENT SECURITIES      1,050,856        929,580        907,073

    Loans                                                           1,565,055      1,516,286      1,497,581
      Less: Unearned discount                                             249            409            478
                Reserve for loan losses                                21,083         20,035         20,107
------------------------------------------------------------------------------------------------------------
                                                     NET LOANS      1,543,723      1,495,842      1,476,996

    Bank premises and equipment                                        44,170         40,941         40,674
    Accrued interest receivable                                        21,723         21,873         21,253
    Intangible assets                                                  66,996         55,234         56,510
    Other assets                                                       31,303         30,747         36,382
------------------------------------------------------------------------------------------------------------
                                                  TOTAL ASSETS     $2,844,350     $2,650,673     $2,620,241
============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
      Noninterest bearing                                            $350,621       $316,163       $302,838
      Interest bearing                                              1,737,484      1,632,395      1,649,464
------------------------------------------------------------------------------------------------------------
                                                TOTAL DEPOSITS      2,088,105      1,948,558      1,952,302

    Federal funds purchased                                            41,100         48,730         92,890
    Short term borrowings                                              81,100        211,100        191,100
    Long term borrowings                                              257,000        180,000        145,000
    Company obligated mandatorily redeemable preferred
      securities of subsidiary, Community Capital Trust I,
      holding solely junior subordinated debentures of the Company     77,805         29,824         29,822
    Accrued interest and other liabilities                             48,553         30,670         26,920
------------------------------------------------------------------------------------------------------------
                                             TOTAL LIABILITIES      2,593,663      2,448,882      2,438,034
------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Common stock (11,548,381; 10,559,897;10,559,497
         shares outstanding)                                           11,579         11,208         11,208
       Surplus                                                         46,710         37,711         37,706
       Undivided profits                                              169,127        163,917        160,770
       Accumulated other comprehensive income                          23,634          5,966       (10,464)
       Treasury stock (0; 648,100; 648,100; shares)                         0       (17,006)       (17,006)
       Shares issued under employee stock plan - unearned               (363)            (5)            (7)
------------------------------------------------------------------------------------------------------------
                                    TOTAL SHAREHOLDERS' EQUITY        250,687        201,791        182,207
------------------------------------------------------------------------------------------------------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,844,350     $2,650,673     $2,620,241
============================================================================================================


See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended         Nine Months Ended
                                                               September 30,           September 30,
                                                           2001        2000          2001        2000
----------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                                $32,635     $33,330       $99,408     $96,186
  Interest and dividends on investments:
     U.S. Treasury                                               10           1            94         110
     U.S. Government agencies and corporations                4,013       5,002        13,905      14,284
     States and political subdivisions                        2,909       2,033         7,846       6,068
     Mortgage-backed securities                               7,677       6,435        23,139      19,568
     Other securities                                         1,174       1,165         3,730       3,411
  Interest on federal funds sold                                171         114           184         447
  Interest on deposits at other banks                             2          14           376         168
----------------------------------------------------------------------------------------------------------
                        Total interest income                48,591      48,094       148,682     140,242
----------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits
     Savings                                                  3,036       3,483         9,697      10,182
     Time                                                    14,654      14,836        46,909      40,809
  Interest on federal funds purchased and
      term borrowings                                         5,641       6,704        19,130      19,270
  Interest on mandatorily redeemable capital
     securities of subsidiary                                 1,452         733         2,918       2,199
----------------------------------------------------------------------------------------------------------
                       Total interest expense                24,783      25,756        78,654      72,460
----------------------------------------------------------------------------------------------------------

                          Net interest income                23,808      22,338        70,028      67,782
Less:  Provision for loan losses                              1,579       2,308         4,320       5,584
----------------------------------------------------------------------------------------------------------
 Net interest income after provision for loan losses         22,229      20,030        65,708      62,198
----------------------------------------------------------------------------------------------------------
Other income:
  Fiduciary and investment services                             801         784         2,327       2,380
  Service charges on deposit accounts                         2,530       2,110         7,113       6,056
  Commissions on investment products                          1,498       1,513         4,668       3,392
  Other service charges, commissions and fees                 2,102       2,069         5,411       5,185
  Miscellaneous income                                           40          47           108         105
  Investment security gains (losses)                             29           0         (100)       (160)
----------------------------------------------------------------------------------------------------------
                           Total other income                 7,000       6,523        19,527      16,958
----------------------------------------------------------------------------------------------------------
Other expenses:
  Salaries and employee benefits                              9,879       9,261        31,580      27,349
  Occupancy expense, net                                      1,469       1,237         4,585       3,761
  Equipment and furniture expense                             1,556       1,340         4,473       3,898
  Amortization of intangible assets                           1,541       1,259         4,542       3,610
  Acquisition expenses                                          631           0         6,117           0
  Other                                                       5,294       4,627        13,794      13,817
----------------------------------------------------------------------------------------------------------
                         Total other expenses                20,370      17,724        65,091      52,435
----------------------------------------------------------------------------------------------------------

Income before income taxes                                    8,859       8,829        20,144      26,721
Income taxes                                                  2,416       2,529         5,842       7,628
----------------------------------------------------------------------------------------------------------
                                   NET INCOME                $6,443      $6,300       $14,302     $19,093
==========================================================================================================
                   Earnings per share - Basic                 $0.56       $0.60         $1.25       $1.79
                                    - Diluted                 $0.55       $0.59         $1.23       $1.78
==========================================================================================================


See notes to consolidated financial statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For Nine Months Ended September 30, 2001 and 2000


                                                                                    2001        2000
-----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                     $14,302     $19,093
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                 3,661       3,128
      Amortization of intangible assets                                            4,542       3,610
      Net amortization of security premiums and discounts                          1,530       (112)
      Amortization of discount on loans                                            (168)       (243)
      Provision for loan losses                                                    4,320       5,584
      Benefit from deferred taxes                                                  (300)     (1,229)
      Loss on sale of investment securities                                          100         159
      Gain on sale of loans and other assets                                       (101)        (90)
      Change in interest receivable                                                1,160     (7,980)
      Change in other assets and other liabilities                                 2,517       1,746
-----------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                    31,563      23,667
-----------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                   185,499      16,864
  Proceeds from maturities of held to maturity investment securities               4,978       3,214
  Proceeds from maturities of available-for-sale investment securities           169,099      41,926
  Purchases of held to maturity investment securities                            (3,480)     (3,254)
  Purchases of available-for-sale investment securities                        (403,512)   (119,108)
  Net change in loans outstanding                                                  6,051    (94,219)
  Premium paid on acquisition of business                                        (3,046)     (6,134)
  Cash received in stock acquisition                                               3,777
  Capital expenditures                                                           (5,398)     (4,262)
  Proceeds from sales of property and equipment                                        0         515
-----------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                      (46,032)   (164,458)
-----------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts               46,121      14,867
  Net change in certificates of deposit                                            5,755      92,734
  Net change in federal funds purchased                                          (7,630)      60,440
  Net change in term borrowings                                                 (62,950)    (62,976)
  Proceeds from junior subordinated debentures                                    49,450           0
  Issuance of common stock                                                           702          25
  Treasury stock purchased                                                             0     (2,288)
  Cash dividends paid                                                            (7,856)     (7,409)
-----------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                    23,592      95,394
-----------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                                9,123    (45,397)
  Cash and cash equivalents at beginning of year                                  76,456     126,750
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        85,579      81,353
=====================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                           $76,589     $67,264
=====================================================================================================

Cash paid for income taxes                                                        $6,142      $9,163
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                     $3,124      $2,589
Gross change in unrealized gains on
  available-for-sale securities                                                  $29,459     $11,155
Common stock issued to affect acquisition (Note A) including treasury
   stock of 648,100 shares                                                       $25,228          $0
=====================================================================================================


See notes to consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For Nine Months Ended September 30, 2001 and 2000


                                                                                     2001                 2000
--------------------------------------------------------------------------------------------------------------

Other comprehensive income, before tax:

   Unrealized gains on securities:

      Change in unrealized holding gains arising during period                  $   29,359         $   10,995

      Less:  Reclassification adjustment for losses included in
                 net income                                                            100                160
--------------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                              29,459             11,155

Income tax expense related to items of other comprehensive income                 (11,791)            (4,465)
--------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                              17,668              6,690

Plus:  Net income                                                                   14,302             19,093
--------------------------------------------------------------------------------------------------------------

Comprehensive income                                                            $   31,970         $   25,783
==============================================================================================================


See notes to consolidated financial statements

                  Community Bank System, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                               September 30, 2001

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

On January 29, 1997, Community Bank System, Inc. ("Company") formed a wholly owned subsidiary, Community Capital Trust I ("Trust"), a Delaware statutory business trust. The Trust has issued $30 million aggregate liquidation amount of 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Company borrowed the proceeds of the Preferred Securities from the Trust by issuing Junior Subordinated Debentures to the Trust having substantially similar terms as the Preferred Securities. The sole assets of the Trust on September 30, 2001 were $30,757,000 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon. The Preferred Securities mature in 2027, and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The guarantees issued by the Company for the Trust, together with the Company's obligations under the Trust Agreement, the Junior Subordinated Debentures and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the Preferred Securities issued by the Trust.

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

On July 16, 2001, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Capital Trust II, a Delaware business trust. The trust issued $25 million of 30 year floating rate Company-obligated Capital Securities of Community Capital Trust II Holding Solely Parent Debentures. The Company borrowed the proceeds of the Capital Securities from its Subsidiary by issuing Deeply Subordinated Junior Debentures having substantially similar terms. The Capital Securities mature in year 2031 and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The Capital Securities are a pooled trust preferred fund of MM Community Funding I, Ltd, and are tied to the six month LIBOR plus 3.75% with a five year call provision. The coupon yield as of September 30, 2001 was 7.57%. The sole assets of the Trust on September 30, 2001 were $25,029,203 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon.

On July 31, 2001, Community Bank System, Inc. formed a wholly-owned subsidiary, Community Statutory Trust III, a Connecticut business trust. The trust issued $24.450 million of 30 year floating rate Company-obligated Capital Securities of Community Statutory Trust III Holding Solely Parent Debentures. The Company borrowed the proceeds of the Capital Securities from its Subsidiary by issuing Deeply Subordinated Junior Debentures having substantially similar terms. The Capital Securities mature in year 2031 and are treated as Tier 1 capital by the Federal Reserve Bank of New York. The Capital Securities are a pooled trust preferred fund of First Tennessee/KBW Pooled Trust Preferred Deal III, and are tied to the three month LIBOR plus 3.58% with a five year call provision. The coupon yield as of September 30, 2001 was 7.25%. The sole assets of the Trust on September 30, 2001 were $24,477,575 aggregate principal amount of the Company's Junior Subordinated Debentures, together with the related accrued interest receivable thereon.

Note B - Branch Acquisition

On June 8, 2001, the Company and its wholly-owned banking subsidiary, Community Bank, signed an agreement to acquire 36 branches, with deposits of approximately $479 million and loans of approximately $181million as of September 30, 2001, from FleetBoston Financial (NYSE: FBF). The transaction has received regulatory approval and is scheduled to close in mid-November 2001. The branches, which are in the Southwestern and Finger Lakes regions of New York, will be merged into Community Bank's branch network.

Note C - New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No.142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The statement will require, beginning January 1, 2002, that the Company subject goodwill and other intangible assets to an annual impairment analysis to assess the need to write down the balances and recognize an impairment loss. In addition, amortization of certain intangible assets will no longer be recorded upon adoption of this statement. The Company expects the adoption of this pronouncement will significantly reduce amortization expense.

Note D - Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2001 and 2000.


For nine months ended September 30, 2001            Income           Shares             Per share
                                                                                           amount
-----------------------------------------------------------------------------------------------------

  Net Income                                        14,302

  Basic EPS                                         14,302           11,483                $ 1.25

         Effect of dilutive securities:

 Stock options                                                           15
                                               -----------------------------

               DILUTED EPS                         $14,302           11,637                $ 1.23
=====================================================================================================

-----------------------------------------------------------------------------------------------------
For nine months ended September 30, 2000            Income            Shares             Per share
                                                                                           amount
-----------------------------------------------------------------------------------------------------
Net Income

 Net Income                                         19,093

Basic EPS                                           19,093           10,644                $ 1.79

         Effect of dilutive securities:

 Stock options                                                           81
                                               -----------------------------

               DILUTED EPS                         $19,093           10,725                $ 1.78
=====================================================================================================

-----------------------------------------------------------------------------------------------------
For three months ended September 30, 2001           Income            Shares             Per share
                                                                                           amount
-----------------------------------------------------------------------------------------------------

       Net Income                                    6,443

   Basic EPS                                         6,443           11,591                $ 0.56

         Effect of dilutive securities:

       Stock options                                     0              145
                                               -----------------------------

               DILUTED EPS                          $6,443           11,736                $ 0.55
=====================================================================================================

-----------------------------------------------------------------------------------------------------
For three months ended September 30, 2000           Income            Shares             Per share
                                                                                           amount
-----------------------------------------------------------------------------------------------------
Net Income

  Net Income                                         6,300

      Basic EPS                                      6,300           10,584                $ 0.60

         Effect of dilutive securities:

  Stock options                                                          83
                                               -----------------------------

               DILUTED EPS                          $6,300           10,667                $ 0.59
=====================================================================================================

Part 1. Financial Information

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the discussion is to present material changes in the Company's financial condition and results of operations during the three and nine months ended September 30, 2001 which are not otherwise apparent from the consolidated financial statements included in this report. When used in this report, the terms "CBSI" and "CBU" (the Company's ticker symbol on the New York Stock
Exchange) means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise.

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                        EARNINGS AND BALANCE SHEET RECAP
                   3RD QUARTER 2001 AND FULL YEAR COMPARISONS


                                                           -----------------------------------------------------------------
000's Omitted                                                                        Three Months Ended
                                                           -----------------------------------------------------------------
Line                                                           Sep 30,              Sep 30,            Change       Change
 No.                                                            2001                 2000              Amount       Percent
          -------------------------------------------------
          Earnings
          -------------------------------------------------

  1       Net interest income                                  $23,809              $22,338            $1,470          6.6%

  2       Loan loss provision                                    1,579                2,308              (729)       -31.6%

  3       Net interest income after
          provision for loan losses                             22,229               20,030             2,199         11.0%

  4       Investment security gain (loss) &
          debt extinguishment                                       29                    0                29          0.0%

  5       Other income                                           6,971                6,523               448          6.9%

 6a       Other expense                                         18,198               16,465             1,733         10.5%
 6b       Acquisition expense                                      631                    0               631          0.0%

  7       Intangible amortization                                1,541                1,259               283         22.5%

  8       Inc before inc tax                                     8,858                8,829                29          0.3%

  9       Income tax                                             2,416                2,529              (113)        -4.5%

 10a      Net income                                            $6,443               $6,300              $142          2.3%
 10b      Net income - Operating                                $6,801               $6,300              $500          7.9%

 10c      Net income - Cash                                     $7,450               $7,046              $404          5.7%
 10d      Net income - Cash Operating                           $7,808               $7,046              $762         10.8%

          Earnings per share
 11a      Basic                                                  $0.56                $0.60            ($0.04)        -6.6%
 11b      Diluted                                                $0.55                $0.59            ($0.04)        -7.1%
 11c      Diluted - Operating                                    $0.58                $0.59            ($0.01)        -1.9%

 11d      Diluted - Cash                                         $0.63                $0.66            ($0.03)        -3.9%
 11e      Diluted - Cash Operating                               $0.67                $0.66             $0.00          0.7%

                                                           =================================================================
          -------------------------------------------------
          Balances At Period End
          -------------------------------------------------

 12       Loans                                              1,564,806            1,497,103            67,704          4.5%

 13       Investments (excl. mkt val adj)                    1,011,354              924,679            86,675          9.4%

 14       Earning assets                                     2,576,160            2,421,782           154,378          6.4%

 15       Loan loss reserve                                     21,083               20,107               977          4.9%

 16a      Intangible assets - Core deposits                      9,039               10,775            (1,735)       -16.1%
 16b      Intangible assets - Goodwill                          57,957               45,735            12,222         26.7%

 17       Total assets                                       2,844,350            2,620,241           224,109          8.6%

 18       Deposits                                           2,088,106            1,952,302           135,804          7.0%

 19a      Borrowings - FHLB                                    379,200              428,990           (49,790)       -11.6%
 19b      Borrowings - Trust Preferred & other                  78,186               30,314            47,873        157.9%

 20       Total equity                                        $250,686             $182,206           $68,480         37.6%

                                                           =================================================================


                                                           -----------------------------------------------------------------
000's Omitted                                                                        Nine Months Ended
                                                           -----------------------------------------------------------------
Line                                                           Sep 30,              Sep 30,            Change       Change
 No.                                                            2001                  2000             Amount       Percent
          -------------------------------------------------
          Earnings
          -------------------------------------------------

  1       Net interest income                                  $70,029              $67,782            $2,247          3.3%

  2       Loan loss provision                                    4,320                5,584            (1,264)       -22.6%

  3       Net interest income after
          provision for loan losses                             65,708               62,198             3,511          5.6%

  4       Investment security gain (loss) &
          debt extinguishment                                     (100)                (160)               60        -37.6%

  5       Other income                                          19,627               17,118             2,509         14.7%

 6a       Other expense                                         54,432               48,825             5,607         11.5%
 6b       Acquisition expense                                    6,117                    0             6,117          0.0%

  7       Intangible amortization                                4,542                3,610               933         25.8%

  8       Inc before inc tax                                    20,144               26,721            (6,577)       -24.6%

  9       Income tax                                             5,842                7,628            (1,786)       -23.4%

 10a      Net income                                           $14,302              $19,093           ($4,791)       -25.1%
 10b      Net income - Operating                               $18,000              $19,093           ($1,094)        -5.7%

 10c      Net income - Cash                                    $17,248              $21,231           ($3,983)       -18.8%
 10d      Net income - Cash Operating                          $20,945              $21,231             ($286)        -1.3%

          Earnings per share
 11a      Basic                                                  $1.25                $1.79            ($0.55)       -30.6%
 11b      Diluted                                                $1.23                $1.78            ($0.55)       -31.0%
 11c      Diluted - Operating                                    $1.55                $1.78            ($0.23)       -13.1%

 11d      Diluted - Cash                                         $1.48                $1.98            ($0.50)       -25.1%
 11e      Diluted - Cash Operating                               $1.80                $1.98            ($0.18)        -9.1%

                                                           =================================================================
          -------------------------------------------------
          Balances At Period End
          -------------------------------------------------

 12       Loans                                              1,564,806            1,497,103            67,704          4.5%

 13       Investments (excl. mkt val adj)                    1,011,354              924,679            86,675          9.4%

 14       Earning assets                                     2,576,160            2,421,782           154,378          6.4%

 15       Loan loss reserve                                     21,083               20,107               977          4.9%

 16a      Intangible assets - Core deposits                      9,039               10,775            (1,735)       -16.1%
 16b      Intangible assets - Goodwill                          57,957               45,735            12,222         26.7%

 17       Total assets                                       2,844,350            2,620,241           224,109          8.6%

 18       Deposits                                           2,088,106            1,952,302           135,804          7.0%

 19a      Borrowings - FHLB                                    379,200              428,990           (49,790)       -11.6%
 19b      Borrowings - Trust Preferred & other                  78,186               30,314            47,873        157.9%

 20       Total equity                                        $250,686             $182,206           $68,480         37.6%

                                                           =================================================================

                                                           -----------------------------------------------------------------
000's Omitted                                                                     Three Months Ended
                                                           -----------------------------------------------------------------
Line                                                           Sep 30,              Jun 30,            Change       Change
 No.                                                            2001                  2001             Amount       Percent
          -------------------------------------------------
          Earnings
          -------------------------------------------------

  1       Net interest income                                  $23,809              $23,054              $755          3.3%

  2       Loan loss provision                                    1,579                1,415               164         11.6%

  3       Net interest income after
          provision for loan losses                             22,229               21,639               591          2.7%

  4       Investment security gain (loss) &
          debt extinguishment                                       29                 (138)              167       -120.8%

  5       Other income                                           6,971                6,630               341          5.1%

 6a       Other expense                                         18,198               18,602              (404)        -2.2%
 6b       Acquisition expense                                      631                4,636            (4,005)       -86.4%

  7       Intangible amortization                                1,541                1,541                 0          0.0%

  8       Inc before inc tax                                     8,858                3,351             5,507        164.3%

  9       Income tax                                             2,416                1,241             1,175         94.7%

 10a      Net income                                            $6,443               $2,110            $4,333        205.3%
 10b      Net income - Operating                                $6,801               $4,949            $1,851         37.4%

 10c      Net income - Cash                                     $7,450               $3,118            $4,333        139.0%
 10d      Net income - Cash Operating                           $7,808               $5,957            $1,851         31.1%

          Earnings per share
 11a      Basic                                                  $0.56                $0.18             $0.37        204.2%
 11b      Diluted                                                $0.55                $0.18             $0.37        205.2%
 11c      Diluted - Operating                                    $0.58                $0.42             $0.16         37.4%

 11d      Diluted - Cash                                         $0.63                $0.27             $0.37        138.9%
 11e      Diluted - Cash Operating                               $0.67                $0.51             $0.16         31.0%

                                                           =================================================================
          -------------------------------------------------
          Balances At Period End
          -------------------------------------------------

 12       Loans                                              1,564,806            1,569,076            (4,270)        -0.3%

 13       Investments (excl. mkt val adj)                    1,011,354            1,054,382           (43,028)        -4.1%

 14       Earning assets                                     2,576,160            2,623,458           (47,298)        -1.8%

 15       Loan loss reserve                                     21,083               20,860               223          1.1%

 16a      Intangible assets - Core deposits                      9,039                9,485              (446)        -4.7%
 16b      Intangible assets - Goodwill                          57,957               59,066            (1,110)        -1.9%

 17       Total assets                                       2,844,350            2,851,689            (7,339)        -0.3%

 18       Deposits                                           2,088,106            2,051,385            36,721          1.8%

 19a      Borrowings - FHLB                                    379,200              498,600          (119,400)       -23.9%
 19b      Borrowings - Trust Preferred & other                  78,186               30,237            47,949        158.6%

 20       Total equity                                        $250,686             $234,171           $16,515          7.1%

                                                           =================================================================

                                                           -----------------------------------------------------------------
000's Omitted                                                                     Three Months Ended
                                                           -----------------------------------------------------------------
Line                                                         Sep 30,             Sep 30,             Change          Change
 No.                                                          2001                 2000              Amount          Percent
          -------------------------------------------------
          Profitability
          -------------------------------------------------

 21       Return on assets                                       0.90%                0.99%            -0.09 %pts.
 22       Return on equity                                      10.73%               14.68%            -3.95 %pts.
 22a      Return on equity - operating                          11.33%               14.68%            -3.35 %pts.

 23       Tangible return on assets                              1.04%                1.11%            -0.07 %pts.
 24       Tangible return on equity                             12.41%               16.42%            -4.01 %pts.
 24a      Tangible return on equity - operating                 13.01%               16.42%            -3.41 %pts.

 25       Net interest margin (FTE)                              3.94%                3.94%             0.00 %pts.

 26       Non interest income/                                   21.3%                21.5%             -0.2 %pts.
          operating income (FTE,
          excl sec gains & branch disp)

 27       Efficiency ratio                                       55.6%                54.3%              1.3 %pts.
          (excl acquis. exp., 1-time items
           & intangible amortization)

                                                           =================================================================
          -------------------------------------------------
          Capital
          -------------------------------------------------

 28       Tier I leverage ratio                                  8.72%                6.67%              2.05 %pts.
 28b      Tangible equity / assets                               6.61%                4.90%              1.71 %pts.


 29       Accum. other comp. Income                            $23,634             ($10,464)          $34,097       -325.9%

          Common shares outstanding
 30a      Weighted average                                      11,736               10,667             1,069         10.0%
 30b      Period end                                            11,578               10,559             1,018          9.6%

 31a      Cash dividends declared
          per common share                                       $0.27                $0.27             $0.00          0.0%

 31b      Common Stock Price                                    $27.50               $25.94             $1.56          6.0%
 31c      Total Return - last 12 months                          10.3%                -1.1%             11.4% %pts.

 32       Book value                                            $21.65               $17.26             $4.40         25.5%
 33       Tangible book value                                   $15.87               $11.90             $3.96         33.3%

                                                           =================================================================
          -------------------------------------------------
          Asset Quality Ratios
          -------------------------------------------------

 34       Loan loss reserve /
          loans outstanding                                      1.35%                1.34%             0.00 %pts.

 35       Nonperforming loans /
          loans outstanding                                      0.54%                0.51%             0.04 %pts.

 36       Loan loss reserve /
          nonperforming loans                                     247%                 265%              (18)%pts.

 37       Net charge-offs /                                      0.33%                0.58%            (0.25)%pts.
          average loans

 38       Loan loss provision /                                   122%                 107%               16 %pts.
          net charge-offs

 39       Nonperforming assets /                                 0.67%                0.59%             0.07 %pts.
          loans outstanding + OREO

                                                           =================================================================

                                                           -----------------------------------------------------------------
000's Omitted                                                                     Nine Months Ended
                                                           -----------------------------------------------------------------
Line                                                           Sep 30,              Sep 30,            Change        Change
 No.                                                            2001                 2000              Amount        Percent
          -------------------------------------------------
          Profitability
          -------------------------------------------------

 21       Return on assets                                       0.67%                1.01%            -0.34 %pts.
 22       Return on equity                                       8.30%               15.17%            -6.87 %pts.
 22a      Return on equity - operating                          10.44%               15.17%            -4.72 %pts.

 23       Tangible return on assets                              0.81%                1.13%            -0.32 %pts.
 24       Tangible return on equity                             10.01%               16.86%            -6.86 %pts.
 24a      Tangible return on equity - operating                 12.15%               16.86%            -4.71 %pts.

 25       Net interest margin (FTE)                              3.88%                4.07%            -0.18 %pts.

 26       Non interest income/                                   20.7%                19.2%              1.5 %pts.
          operating income (FTE,
          excl sec gains & branch disp)

 27       Efficiency ratio                                       57.3%                54.7%              2.6 %pts.
          (excl acquis. exp., 1-time items
           & intangible amortization)

                                                           =================================================================
          -------------------------------------------------
          Capital
          -------------------------------------------------

 28       Tier I leverage ratio                                  8.71%                6.71%              2.00 %pts.
 28b      Tangible equity / assets                               6.61%                4.90%              1.71 %pts.


 29       Accum. other comp. Income                            $23,634             ($10,464)          $34,097       -325.9%

          Common shares outstanding
 30a      Weighted average                                      11,637               10,725               912          8.5%
 30b      Period end                                            11,578               10,559             1,018          9.6%

 31a      Cash dividends declared
          per common share                                       $0.81                $0.77             $0.04          5.2%

 31b      Common Stock Price                                    $27.50               $25.94             $1.56          6.0%
 31c      Total Return - last 12 months                          10.3%                -1.1%             11.4% %pts.

 32       Book value                                            $21.65               $17.26             $4.40         25.5%
 33       Tangible book value                                   $15.87               $11.90             $3.96         33.3%

                                                           =================================================================
          -------------------------------------------------
          Asset Quality Ratios
          -------------------------------------------------

 34       Loan loss reserve /
          loans outstanding                                      1.35%                1.34%              0.00 %pts.

 35       Nonperforming loans /
          loans outstanding                                      0.54%                0.51%              0.04 %pts.

 36       Loan loss reserve /
          nonperforming loans                                     247%                 265%               (18)%pts.

 37       Net charge-offs /                                      0.35%                0.37%             (0.02)%pts.
          average loans

 38       Loan loss provision /                                   106%                 139%               (33)%pts.
          net charge-offs

 39       Nonperforming assets /                                 0.67%                0.59%              0.07 %pts.
          loans outstanding + OREO

                                                           =================================================================


                                                           -----------------------------------------------------------------
000's Omitted                                                                     Three Months Ended
                                                           -----------------------------------------------------------------
Line                                                           Sep 30,              Jun 30,             Change       Change
 No.                                                            2001                  2001              Amount       Percent
          -------------------------------------------------
          Profitability
          -------------------------------------------------

 21       Return on assets                                       0.90%                0.29%              0.61 %pts.
 22       Return on equity                                      10.73%                3.65%              7.08 %pts.
 22a      Return on equity - operating                          11.33%                8.56%              2.77 %pts.

 23       Tangible return on assets                              1.04%                0.43%              0.61 %pts.
 24       Tangible return on equity                             12.41%                5.39%              7.02 %pts.
 24a      Tangible return on equity - operating                 13.01%               10.30%              2.71 %pts.

 25       Net interest margin (FTE)                              3.94%                3.78%              0.16 %pts.

 26       Non interest income/                                   21.3%                21.1%               0.2 %pts.
          operating income (FTE,
          excl sec gains & branch disp)

 27       Efficiency ratio                                       55.6%                59.1%              -3.5 %pts.
          (excl acquis. exp., 1-time items
           & intangible amortization)

                                                           =================================================================
          -------------------------------------------------
          Capital
          -------------------------------------------------

 28       Tier I leverage ratio                                  8.72%                6.57%              2.15 %pts.
 28b      Tangible equity / assets                               6.61%                5.95%              0.66 %pts.


 29       Accum. other comp. Income                            $23,634              $10,782           $12,852        119.2%

          Common shares outstanding
 30a      Weighted average                                      11,736               11,732                 4          0.0%
 30b      Period end                                            11,578               11,549                29          0.2%

 31a      Cash dividends declared
          per common share                                       $0.27                $0.27             $0.00          0.0%

 31b      Common Stock Price                                    $27.50               $28.00            ($0.50)        -1.8%
 31c      Total Return - last 12 months                          10.3%                31.5%            -21.2% %pts.

 32       Book value                                            $21.65               $20.28             $1.38          6.8%
 33       Tangible book value                                   $15.87               $14.34             $1.53         10.6%

                                                           =================================================================
          -------------------------------------------------
          Asset Quality Ratios
          -------------------------------------------------

 34       Loan loss reserve /
          loans outstanding                                      1.35%                1.33%              0.02 %pts.

 35       Nonperforming loans /
          loans outstanding                                      0.54%                0.71%             (0.17)%pts.

 36       Loan loss reserve /
          nonperforming loans                                     247%                 187%                60 %pts.

 37       Net charge-offs /                                      0.33%                0.39%             (0.06)%pts.
          average loans

 38       Loan loss provision /                                   122%                  92%                30 %pts.
          net charge-offs

 39       Nonperforming assets /                                 0.67%                0.84%             (0.17)%pts.
          loans outstanding + OREO

                                                           =================================================================

                                                           ------------------------------------------------------------------
000's Omitted                                                                      Three Months Ended
                                                           ------------------------------------------------------------------
Line                                                           Sep 30,              Sep 30,            Change        Change
 No.                                                            2001                  2000             Amount        Percent
          -------------------------------------------------
          Asset Quality Components
          -------------------------------------------------

 40       Nonaccruing loans                                     $5,677               $5,784             -$107         -1.9%
 41       90+ days delinquent                                    2,842                1,804             1,038         57.6%
                                                                 -----                -----             -----         -----
 42       Tot nonperforming loans                               $8,519               $7,588              $931         12.3%

 43       Troubled debt restructurings                             $85                 $129              -$44        -34.2%
 44       Other real estate                                      1,835                1,191               644         54.1%
                                                                 -----                -----               ---         -----
 45       Tot nonperforming assets                             $10,439               $8,907            $1,531         17.2%

 46       Net Charge-Offs                                       $1,293               $2,166             -$872        -40.3%

                                                           =================================================================
          -------------------------------------------------
          Components of Net Interest Margin (FTE)
          -------------------------------------------------

 47       Loan yield                                             8.30%                8.97%             (0.67)%pts.
 48       Investment yield                                       6.86%                6.95%             (0.10)%pts.

 49       Earning asset yield                                    7.73%                8.20%             (0.47)%pts.

 50       Interest bearing deposits rate                         4.06%                4.46%             (0.40)%pts.
 51a      Borrowed funds rate - FHLB                             5.40%                6.55%             (1.14)%pts.
 51b      Borrowed funds rate - Trust Preferred & other          8.80%                9.84%             (1.05)%pts.

 52       Cost of all interest bearing funds                     4.45%                4.95%             (0.50)%pts.

 53       Cost of funds (includes DDA)                           3.85%                4.32%             (0.47)%pts.
 54       Cost of funds / earning assets                         3.79%                4.26%             (0.47)%pts.

 55       Net interest margin (FTE)                              3.94%                3.94%              0.00 %pts.

 56       Full tax equivalent adjustment                        $1,935               $1,446              $490         33.9%

                                                           =================================================================
          -------------------------------------------------
          Average Balances for Period
          -------------------------------------------------

 57       Loans                                             $1,567,842           $1,485,595           $82,247          5.5%

 58       Investments (excl. mkt val adj.)                   1,025,375              917,552           107,823         11.8%

 59       Earning assets                                     2,593,217            2,403,147           190,070          7.9%

 60       Total assets                                       2,835,584            2,529,588           305,996         12.1%

 61       Deposits                                           2,076,446            1,935,991           140,455          7.3%

 62a      Borrowings - FHLB                                    413,518              406,639             6,879          1.7%
 62b      Borrowings - Trust preferred & other                  66,502               30,322            36,180        119.3%

 63       Total equity                                        $238,159             $170,706           $67,453         39.5%

                                                           =================================================================


                                                           -----------------------------------------------------------------
000's Omitted                                                                       Nine Months Ended
                                                           -----------------------------------------------------------------
Line                                                           Sep 30,              Sep 30,            Change        Change
 No.                                                            2001                 2000              Amount        Percent
          -------------------------------------------------
          Asset Quality Components
          -------------------------------------------------

 40       Nonaccruing loans                                     $5,677               $5,784             -$107         -1.9%
 41       90+ days delinquent                                    2,842                1,804             1,038         57.6%
                                                                 -----                -----             -----         -----
 42       Tot nonperforming loans                               $8,519               $7,588              $931         12.3%

 43       Troubled debt restructurings                             $85                 $129              -$44        -34.2%
 44       Other real estate                                      1,835                1,191               644         54.1%
                                                                 -----                -----               ---         -----
 45       Tot nonperforming assets                             $10,439               $8,907            $1,531         17.2%

 46       Net Charge-Offs                                       $4,060               $4,005               $56          1.4%

                                                           =================================================================
          -------------------------------------------------
          Components of Net Interest Margin (FTE)
          -------------------------------------------------

 47       Loan yield                                             8.57%                8.88%             (0.31)%pts.
 48       Investment yield                                       6.99%                6.99%              0.01 %pts.

 49       Earning asset yield                                    7.94%                8.15%             (0.21)%pts.

 50       Interest bearing deposits rate                         4.35%                4.24%              0.11 %pts.
 51a      Borrowed funds rate - FHLB                             5.56%                6.26%             (0.70)%pts.
 51b      Borrowed funds rate - Trust Preferred & other          9.26%                9.84%             (0.58)%pts.

 52       Cost of all interest bearing funds                     4.69%                4.73%             (0.04)%pts.

 53       Cost of funds (includes DDA)                           4.09%                4.13%             (0.04)%pts.
 54       Cost of funds / earning assets                         4.06%                4.08%             (0.03)%pts.

 55       Net interest margin (FTE)                              3.88%                4.07%             (0.18)%pts.

 56       Full tax equivalent adjustment                        $5,265               $4,348              $918         21.1%

                                                           =================================================================
          -------------------------------------------------
          Average Balances for Period
          -------------------------------------------------

 57       Loans                                             $1,558,611           $1,454,656          $103,954          7.1%

 58       Investments (excl. mkt val adj.)                   1,032,650              915,256           117,394         12.8%

 59       Earning assets                                     2,591,261            2,369,913           221,348          9.3%

 60       Total assets                                       2,837,812            2,513,640           324,172         12.9%

 61       Deposits                                           2,068,995            1,903,876           165,119          8.7%

 62a      Borrowings - FHLB                                    459,404              410,136            49,269         12.0%
 62b      Borrowings - Trust preferred & other                  42,472               30,345            12,127         40.0%

 63       Total equity                                        $230,465             $168,170           $62,295         37.0%

                                                           =================================================================

                                                           -----------------------------------------------------------------
000's Omitted                                                                     Three Months Ended
                                                           -----------------------------------------------------------------
Line                                                           Sep 30,              Jun 30,            Change        Change
 No.                                                            2001                  2001             Amount        Percent
          -------------------------------------------------
          Asset Quality Components
          -------------------------------------------------
 40       Nonaccruing loans                                     $5,677               $5,291              $386          7.3%
 41       90+ days delinquent                                    2,842                5,856            -3,013        -51.5%
                                                                 -----                -----            ------        ------
 42       Tot nonperforming loans                               $8,519              $11,147           -$2,628        -23.6%

 43       Troubled debt restructurings                             $85                 $110              -$25        -22.9%
 44       Other real estate                                      1,835                1,938              -103         -5.3%
                                                                 -----                -----              ----         -----
 45       Tot nonperforming assets                             $10,439              $13,195           -$2,756        -20.9%

 46       Net Charge-Offs                                       $1,293               $1,531             -$238        -15.5%

                                                           =================================================================
          -------------------------------------------------
          Components of Net Interest Margin (FTE)
          -------------------------------------------------

 47       Loan yield                                             8.30%                8.55%             (0.25)%pts.
 48       Investment yield                                       6.86%                6.94%             (0.08)%pts.

 49       Earning asset yield                                    7.73%                7.90%             (0.17)%pts.

 50       Interest bearing deposits rate                         4.06%                4.41%             (0.36)%pts.
 51a      Borrowed funds rate - FHLB                             5.40%                5.39%              0.01 %pts.
 51b      Borrowed funds rate - Trust Preferred & other          8.80%                9.83%             (1.03)%pts.

 52       Cost of all interest bearing funds                     4.45%                4.70%             (0.26)%pts.

 53       Cost of funds (includes DDA)                           3.85%                4.13%             (0.28)%pts.
 54       Cost of funds / earning assets                         3.79%                4.12%             (0.33)%pts.

 55       Net interest margin (FTE)                              3.94%                3.78%              0.16 %pts.

 56       Full tax equivalent adjustment                        $1,935               $1,791              $145          8.1%

                                                           =============================================================
          -------------------------------------------------
          Average Balances for Period
          -------------------------------------------------

 57       Loans                                             $1,567,842           $1,567,313              $529          0.0%

 58       Investments (excl. mkt val adj.)                   1,025,375            1,068,554           (43,179)        -4.0%

 59       Earning assets                                     2,593,217            2,635,867           (42,650)        -1.6%

 60       Total assets                                       2,835,584            2,899,474           (63,890)        -2.2%

 61       Deposits                                           2,076,446            2,083,160            (6,714)        -0.3%

 62a      Borrowings - FHLB                                    413,518              516,856          (103,339)       -20.0%
 62b      Borrowings - Trust preferred & other                  66,502               30,246            36,256        119.9%

 63       Total equity                                        $238,159             $231,990            $6,169          2.7%

                                                           =================================================================

Management's Discussion and Analysis of Recent Developments

Results of Operations

Net income for the third quarter 2001 was $6.4 million, an increase of $142,000 or 2.3% from the same period last year. Earnings per share (diluted) for the quarter were $0.55, down $0.04 or 7.1% from third quarter 2000, reflective of a greater number of shares outstanding due to the January 26, 2001 acquisition of Citizens. For the first nine months of 2001, net income was $14.3 million, a decrease of 25% from the comparable period in the prior year, while earnings per share (diluted) were $1.23, a 31% decrease over the same period in 2000.

Results of operations for the three months ended September 30, 2001 include $602,000 and $6.2 million, respectively, in net one-time acquisition expenses and related securities gains/losses associated with our May 11, 2001 merger with First Liberty and our planned acquisition of FleetBoston branches scheduled to close in fourth quarter 2001. When those nonrecurring expenses are excluded, operating earnings for third quarter 2001 were $6.8 million, an increase of 7.9% from the same period last year, while per share (diluted) results were $0.58, down $0.01 or 1.2%, over the same periods. Compared to the second quarter 2001, operating earnings and earnings per share were each up 37% in the three months ended September 30, 2001. For the first nine months of 2001, operating earnings were $18.0 million and $1.55 per share, reductions of 5.7% and 13.1%, respectively, over the comparable period in 2000.

Cash operating earnings for the third quarter 2001 were $7.8 million, an increase of 10.8% from the same period last year. This performance measure excludes intangible amortization expenses, which is a non-cash expenditure, as well as net one-time acquisition costs and related securities gains/losses. Cash operating earnings per share (diluted) for the quarter ended September 30, 2001 were $0.67, as compared to $0.66 for the same quarter in 2000. Compared to second quarter 2001, cash operating earnings and cash operating earnings per share (diluted) were up 31% each in the third quarter of 2001. For the first nine months, cash operating earnings were $20.9 million, down 1.3% from the comparable period in 2000, while cash operating earnings per share (diluted) were $1.80, a decrease of 9.1% from the comparable prior year period.

Noninterest income (excluding securities transactions) exceeded third quarter 2000 and second quarter 2001 by 6.9% and 5.1%, respectively, rising to $7.0 million. This improvement reflects higher revenues from the sale of financial services products, with the bulk of the increase compared to second quarter 2001 due to the Company's annual dividend from its creditor life insurance program through the New York State Bankers Association. The ratio of noninterest income to operating income was 21.3%, up slightly from the linked 2001 quarter. For the first nine months of the year, other income climbed 14.7% or $2.5 million to $19.6 million, particularly reflective of the Company's April 3, 2000 purchase of Elias Asset Management (EAM), growth in pension administration and broker-dealer fees, and higher service charge and deposit fees.

Net interest income for third quarter 2001 rose by 6.6% over the same period last year to $23.8 million, an increase of $755,000 over second quarter 2001, the largest linked quarter increase in two years. This improvement reflects restoration of the net interest margin to the third quarter 2000 level of 3.94%, reversing a steady decrease since then. The rise in net interest margin was caused by an accelerated decrease in the Company's cost of funds due to downward deposit repricing consistent with lower financial market interest rates. For the first nine months of the year, net interest income rose by 3.3% over the 2000 period to $70.0 million, with the net interest margin averaging 3.88% versus 4.07% in the prior year.

The Company's efficiency ratio, excluding intangible amortization, net securities gains/losses, and one-time acquisition-related expenses, decreased
3.5 percentage points from the second quarter to 55.6%, moving back toward the 54.3% level of one year ago. Excluding intangible amortization and acquisition expenses related to First Liberty and the planned FleetBoston branch transaction, overhead was down by $404,000 or 2.2% from second quarter 2001 to $18.2 million. The bulk of this reduction reflects the additional impact of the First Liberty cost take-outs implemented in mid-second quarter. The efficiency ratio also improved because of increased noninterest income and better margins, which caused operating income (full tax-equivalent) to rise by 4.0% to $32.7 million. For the first nine months of the year, the Company's efficiency ratio was 57.3%, 2.6 percentage points higher than in 2000. This increase reflects growth in operating income (full tax-equivalent) of 6.4% to $94.9 million versus an 11.5% increase in noninterest expense, excluding intangible amortization and acquisition costs, to $54.4 million.

Loan loss provision expense for third quarter 2001 decreased $729,000 or 32% from the same period last year to $1.6 million, mirroring a 40% decrease in net charge-offs. Compared to second quarter 2001, the provision rose $164,000 or 12%, increasing the loan loss reserve to a level sufficient to absorb the probable losses within the portfolio at September 30, 2001. Net charge-offs for the third quarter were $1.3 million, a 16% reduction from the linked quarter level. For the first nine months of the year, loan loss provision expense decreased $1.3 million or 23% to $4.3 million. Net charge-offs as a percent of average loans outstanding were 0.35% and 0.37% for the 2001 and 2000 periods, respectively.

Provision for income taxes for third quarter 2001 versus the same quarter last year decreased $113,000 compared to a $29,000 increase in income before tax. This reflects an adjustment in the third quarter tax rate such that the year-to-date effective rate was reduced to 29.0% from the 30.4% rate through June 30, 2001. The reduction was caused by continued implementation of various tax strategies, principally increased purchases of tax-exempt municipal investments. For the nine months ended September 30, 2001, provision for taxes decreased $1.8 million or 23% from the comparable prior year period, while GAAP income before tax was lower by $6.6 million or 25%. The effective tax rate for the same 2000 period was 28.6%.

Financial Condition

Earning assets at September 30, 2001 were $2.6 billion, a decrease of 1.8% from 90 days earlier. The Bank's investment portfolio, which comprises 39% of earning assets, decreased $43 million during the period to $1.0 billion. This reduction occurred largely because the bank did not immediately replace $38 million in investment sales late in the quarter, the gain from which was used to offset the penalty to prepay $95 million in term borrowings in anticipation of the FleetBoston branch deposits. Compared to September 30, 2000, earning assets rose $154 million or 6.4% while investments increased $87 million or 9.4%. The purchase of Citizens Bank accounts for approximately $104 million and $46 million, respectively, of these increases.

Influenced by the softening economy, loans decreased $4.1 million (-0.3%) during third quarter 2001 to $1.6 billion. The primary reasons for the decrease are a slowing in commercial loan demand (outstandings off $6.5 million), partially due to seasonal reduction in automobile floor plan financing, and run-off of residential portfolio mortgages (off $5.6 million). Consumer installment loans rose $8.0 million over the last 90 days because of growth in direct loans and elimination of run-off in indirect loans that had been occurring since September 30 of last year. Over the last twelve months, total loans have risen $68 million or 4.5%, including $54 million related to the company's acquisition of Citizens Bank in January.

The allowance for loan losses was $21.1 million at September 30, 2001, up 5.2% from nine months earlier. Allowance for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management. Specific reserves are determined through review of impaired loans, nonperforming loans and certain performing loans designated as problems. General reserves are determined through a quarterly disciplined analysis of the portfolio. This analysis results in the identification and quantification of loss factors for each group of loans, adjusted for relevant environmental factors (e.g. industry, geographic, economic and political factors). The risk profile and experience of existing portfolio, along with growth, concentrations and management resources are also considered. Nonperforming loans were reduced by $2.6 million during the third quarter to $8.5 million, reflective of $3.9 million in related commercial loans that had been 90 days delinquent being brought more current. Compared to year-end 2000, nonperformers are $1.1 million (15%) higher. The nonperforming loan/outstandings ratio at quarter end improved 17 basis points from the mid-year level to .54%, though remains five basis points higher than at December 30, 2000. The ratio of allowance for loan losses to nonperforming loans was 2.47 times based on a 1.35% ratio to loans outstanding as of September 30, 2001; both ratios improved over the last 90 days. At year-end 2000, the loan loss allowance was 1.32% of outstanding loans while the allowance equaled 2.71 times nonperformers.

Mortgage loans originated and sold in the secondary market increased for the fourth straight quarter to $14.6 million as the refinancing pace quickened. Sales for the year-to-date were $32.1 million compared to $9.5 million for all of 2000, with mortgage banking and servicing fees up 44%. The serviced loan portfolio stood at $113 million as of quarter end, up 25% from one year earlier.

Deposits rose $37 million (1.8%) over the 90 day period to $2.1 billion. Deposits of individuals, partnerships and corporations, generally considered a bank's core deposits, were up 2.5% while public fund deposits, which are more directly impacted by seasonal and capital market factors, decreased 2.1%. Total borrowings were reduced by $71 million during the third quarter to $458 million, which included the addition of approximately $50 million in floating rate Trust Preferred securities in July to finance the fourth quarter FleetBoston branch purchase. Compared to September 30, 2000, deposits rose $136 million or 7%, with approximately $86 million of this increase contributed by Citizens Bank. Borrowings were virtually unchanged from one year ago.

Shareholders' equity rose $16.5 million during third quarter 2001 to $250.7 million as a result of earnings, net of dividends paid, and a $12.9 million increase in other comprehensive income. The latter reflects the positive impact of the current falling rate environment on the unrealized gain, net of taxes, on securities held for sale, which essentially represents the entirety of the company's investment portfolio. Compared to September 30, 2000, shareholders' equity has risen 38% or $69 million, $31 million of which reflects higher comprehensive income; in addition to earnings, net of dividends paid, approximately $25 million in capital was issued in the Citizens Bank purchase.

MISCELLANEOUS ITEMS

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, a variety of balance sheet funding sources is in place, largely using collateralized borrowings through the Federal Home Loan Bank, the Federal Reserve, and major brokerage firms.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of September 30, 2001, this ratio was 14.7% and 15.0%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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


                                                                         For the Nine Months Ended September 30,
                                                   --------------------------------------------------------------------------------
                                                                       2001                                      2000
                                                   --------------------------------------------------------------------------------
(000's omitted except yields                            Avg.         Amt. Of   Avg.             Avg.          Amt. of    Avg.
and rates)                                              Balance      Interest  Yield/Rate       Balance       Interest   Yield/Rate
                                                                               Paid                                      Paid
ASSETS:
                                                   --------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold                                  $6,108        $184      4.03%           $10,242         $447     5.82%
     Time deposits in other banks                           320         376    157.16%             3,471          168     6.47%

     Taxable investment securities                      820,696      42,429      6.91%           727,059       38,444     7.06%
     Nontaxable investment securities                   205,526      11,028      7.17%           174,484        8,823     6.75%
     Loans (net of unearned discount)                 1,558,611      99,930      8.57%         1,454,656       96,708     8.88%
                                                     -----------  ---------------------      ------------  ---------------------

          Total interest-earning assets               2,591,261    $153,947      7.94%         2,369,913     $144,590     8.15%

Noninterest earning assets
     Cash and due from banks                             86,024                                   70,643
     Premises and equipment                              43,309                                   40,457
     Other Assets                                       120,924                                   81,010
     Less:allowance for loans                           (20,795)                                 (19,394)
     Net unrealized gains/(losses) on                         0
          available-for-sale portfolio                   17,089                                  (28,989)
                                                     ----------                               ----------

          Total                                      $2,837,812                               $2,513,640
                                                     ==========                               ==========

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest-bearing liabailities
     Savings deposits                                  $644,566      $9,697      2.01%          $623,716      $10,182     2.18%
     Time deposits                                    1,096,536      46,908      5.72%           982,409       40,809     5.55%
     Short-term borrowings                              161,313       6,157      5.10%           323,530       15,488     6.39%
     Long-term borrowings                               340,563      15,891      6.24%           116,951        5,981     6.83%
                                                     ----------------------------------      -----------------------------------
          Total interest-bearing                      2,242,978      78,654      4.69%         2,046,606       72,460     4.73%
          liabilities

Noninterest bearing liabilities
     Demand deposits                                    327,893                                  297,751
     Other liabilities                                   36,476                                    1,113
Shareholders' equity                                    230,465                                  168,170
                                                     -----------                             ------------
          Total                                      $2,837,812                               $2,513,640
                                                     ===========                             ============


Net interest earnings                                               $75,293                                   $72,130
                                                                  ==========                               ===========


Net yield on interest-earning assets                                             3.88%                                    4.07%
                                                                            ===========                               ==========


Federal tax exemption on nontaxable                                  $5,265                                    $4,348
investment securities included in
interest income

B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:


                                        ----------------------------------------
                                              YTD  2001 versus YTD 2000
                                        ----------------------------------------

                                        Increase (Decrease) Due to Change In (1)

                                                                       Net
                                            Volume         Rate       Change

Interest earned on:
   Federal funds sold and securities
   purchased under agreements to resell     ($149)        ($113)      ($262)

   Time deposits in other banks              (385)           593         208

   Taxable investment securities             5,299       (1,314)       3,985

   Nontaxable investment securities          1,634           570       2,205

   Loans (net of unearned discounts)         8,205       (4,984)       3,222
                                          -----------------------------------

Total interest-earning assets (2)          $15,059      ($5,702)      $9,357

Interest paid on:
   Savings deposits                           $490        ($974)      ($485)

   Time deposits                             4,822         1,277       6,099

   Short-term borrowings                    (6,652)       (2,679)     (9,330)

   Long-term borrowings                     10,806          (895)      9,910
                                          -----------------------------------

Total interest-bearing liabilities (2)      $7,217      ($1,023)      $6,194
                                          -----------------------------------

Net interest earnings (2)                   $4,288      ($1,125)      $3,163
                                          ===================================


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

C) The following table sets forth information by category of noninterest expenses of the Company for the periods indicated. One-time acquisition costs in 2001, which were $631,000 and $6.117 million for third quarter and nine months, respectively, are identified as a separate line item. In addition, the comparisons reflect the purchase accounting treatment of The Citizens National Bank of Malone, acquired on January 26, 2001, and Elias Asset Management, acquired on April 3, 2000.


(000's omitted)                          Three Months Ended September 30,             Nine Months Ended September 30,
                                      ---------------------------------------      ---------------------------------------
                                                           Change    Change                             Change    Change
                                        2001      2000     Amount    Percent         2001      2000     Amount    Percent
                                      ---------------------------------------      ---------------------------------------
Personnel expense                        $9,879    $9,261      $619     6.7%         $31,580   $27,349    $4,231    15.5%
Net occupancy expense                     1,469     1,237       232    18.8%           4,585     3,761       824    21.9%
Equipment expense                         1,556     1,340       215    16.1%           4,473     3,898       575    14.7%
Professional fees                         1,222       599       623   104.0%           4,558     2,015     2,543   126.2%
Data processing expense                   1,711     1,368       342    25.0%           4,664     3,986       679    17.0%
Intangible amortization                   1,541     1,259       283    22.5%           4,542     3,610       933    25.8%
Stationary and supplies                     562       497        65    13.2%           1,667     1,264       404    31.9%
Deposit insurance premiums                   97        71        26    36.5%             255       209        45    21.7%
Acquisition expense                         631         0       631     0.0%           6,117         0     6,117     0.0%
Disposition of branch properties              5         8       (3)   -40.7%              20        22       (3)   -11.3%
Other                                     1,698     2,085     (386)   -18.5%           2,630     6,320   (3,691)   -58.4%
                                      ---------------------------------------      ---------------------------------------
Total                                   $20,371   $17,724    $2,647    14.9%         $65,092   $52,435   $12,657    24.1%

Total operating expenses as
a percentage of average assets            2.76%     2.79%    -0.03% pts.               2.78%     2.79%    -0.01% pts.

Efficency ratio
(excl one time items & intang. amort)     55.6%     54.3%      1.3% pts.               57.3%     54.7%      2.6% pts.

D) The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:


                                                             As of September 30,
(000's omitted)
                                             --------------------------------------------------
                                                                              Change    Change
                                                   2001           2000        Amount    Percent
                                             --------------------------------------------------
Real estate mortgages:
     Residential                              $   599,079    $   561,137     $ 37,942     6.8%
     Commercial loans secured by
          real estate                             263,130        242,911       20,219     8.3%
     Farm                                          21,507         19,417        2,090    10.8%
                                             --------------------------------------------------
          Total                                   883,716        823,465       60,251     7.3%

Commercial, financial, and agricultural
     Agricultural                                  25,829         27,935      (2,106)    -7.5%
     Commercial and financial                     236,205        236,243         (38)     0.0%
                                             --------------------------------------------------
         Total                                    262,034        264,178      (2,144)    -0.8%

Installment loans to individuals:
     Direct                                       136,022        156,741     (20,719)   -13.2%
     Indirect                                     249,945        223,408       26,537    11.9%
     Student and other                                896          1,997      (1,101)   -55.1%
                                             --------------------------------------------------
          Total                                   386,863        382,146        4,717     1.2%

Other Loans                                        32,442         27,792        4,650    16.7%
                                             --------------------------------------------------

Gross Loans                                     1,565,055      1,497,581       67,474     4.5%
                                             --------------------------------------------------

Less: Unearned discounts                              249            478        (229)   -47.9%
                                             --------------------------------------------------
Net loans                                       1,564,806      1,497,103       67,703     4.5%

                   Reserve for loan losses         21,083         20,107          976     4.9%
                                             --------------------------------------------------

Loans, net of loan loss reserve               $ 1,543,723    $ 1,476,996     $ 66,727     4.5%
                                             ==================================================


E) The following table reconciles the differences between the line of business loan breakdown defined in the Company's Annual Report and the loan breakdown in Table D, which is based on regulatory reporting definitions reflected in the OCC Call Report.


                                             Line of Business as of September 30, 2001
                                     -------------------------------------------------------   -----------
                                      Consumer      Consumer        Consumer      Business       Total
                                       Direct       Indirect        Mortgages     Lending        Loans
                                     -----------  ------------    ------------   -----------   -----------
Regulatory Reporting Categories
Loans secured by real estate
   Residential                       $123,360             $0        $440,076       $35,643       $599,079
   Commercial                              56              0           3,017       260,057        263,130
   Farm                                    34                              0        21,473         21,507
Agricultural loans                        573                              0        25,256         25,829
Commercial loans                        6,437                              9       229,759        236,205
Installment loans to individuals      133,386        249,944             104         3,429        386,863
Other loans                             9,555                              0        22,887         32,442
                                     --------       --------        --------      --------     ----------

Total loans                           273,401        249,944         443,206       598,504      1,565,055

Unearned Discounts                       (249)             0               0             0           (249)
                                     --------       --------        --------      --------     ----------

Net Loans                            $273,152       $249,944        $443,206      $598,504     $1,564,806

F) The following table presents information concerning the aggregate amount of nonperforming assets:


                                                             As of September 30,

(000's omitted)
                                               ------------------------------------------------
                                                                          Change      Change
                                                  2001        2000        Amount      Percent
                                               ------------------------------------------------

Loans accounted for on a
     nonaccrual basis                             5,677       5,784         (107)       -1.8%

Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payments               2,842       1,804        1,038        57.5%
                                                 ------       -----       ------        ----

     Total nonperforming loans                    8,519       7,588          931        12.3%

Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards
     No. 15 "Accounting by Debtors and
     Creditors for Troubled Debt                     85         129          (44)       (34.1)%
Restructurings"

     Other real estate                            1,835       1,191          644        54.1%
                                                 ------       -----       ------        ----

     Total nonperforming assets                  10,439       8,908        1,531        17.2%


Ratio of allowance for loan losses to
period-end loans                                   1.35%       1.34%        0.01   % pts ---

Ratio of allowance for loan losses to
period-end nonperforming loans                    247.5%      265.0%      (17.5)   % pts ---

Ratio of allowance for loan losses to
period-end nonperforming assets                   202.0%      225.7%      (23.7)   % pts ---

Ratio of nonperforming assets to period-end
total loans and other real estate owned            0.67%       0.59%        0.08   % pts ---


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


                                                    Three Months Ended September 30,          Nine Months Ended September 30,
(000's omitted)
                                             ----------------------------------------     -----------------------------------------
                                                                     Change   Change                               Change   Change
                                                   2001       2000   Amount  Percent            2001        2000   Amount  Percent
                                             ----------------------------------------     -----------------------------------------

Amount of loans outstanding at end
of period (gross of unearned discount)        1,565,055  1,497,581   67,474     4.5%       1,565,055   1,497,581   67,474     4.5%

Daily average amount of loans (net            1,567,842  1,485,595   82,247     5.5%       1,558,611   1,454,656  103,955     7.1%
of unearned discount)

Balance of allowance for
loan losses at beginning of period               20,860     19,964      896     4.5%          20,035      18,528    1,507     8.1%

Loans charged off:
     Commercial, financial, and agricultural        127      1,710  (1,583)   -92.6%           1,015       2,211  (1,196)   -54.1%
     Real estate construction                         0          0        0     0.0%               0           0        0     0.0%
     Real estate mortgage                            21       (45)       66  -146.7%             117          87       30    34.5%
     Installment                                  1,613        838      775    92.5%           4,443       2,659    1,784    67.1%
                                             ----------------------------------------     -----------------------------------------
          Total loans charged off                 1,761      2,503    (742)   -29.6%           5,575       4,957      618    12.5%


Recoveries of loans previously charged off:
     Commercial, financial, and agricultural         27         79     (52)  (65.8)%             259         159      100    62.9%
     Real estate construction                         0          0        0     0.0%               0           0        0     0.0%
     Real estate mortgage                             4         28     (24)   -85.7%              55          68     (13)   -19.1%
     Installment                                    374        231      143    61.9%           1,202         725      477    65.8%
                                             ----------------------------------------     -----------------------------------------
          Total recoveries                          405        338       67    19.8%           1,516         952      564    59.2%


Net loans charged off                             1,356      2,165    (809)   -37.4%           4,059       4,005       54     1.3%

Additions to allowance charged to
Expense                                           1,579      2,308    (729)   -31.6%           4,320       5,584  (1,264)   -22.6%

Reserves on acquired loans (1)                        0          0        0     0.0%             787           0      787     0.0%

Balance at end of period                         21,083     20,107      976     4.9%          21,083      20,107      976     4.9%

Ratio of net chargeoffs to average loans
Outstanding                                       0.33%      0.58%   -0.24%   ------           0.35%       0.37%   -0.02%   ------


(1) These reserve additions are attributable to loans purchased from Citizens National Bank of Malone in association with the purchases of branch offices during 2001.

H) The following table sets forth information by category of noninterest income for the Company for the periods indicated. In addition, the comparisons reflect the acquisitions of The Citizens National Bank of Malone on January 26, 2001, and Elias Asset Management on April 3, 2000.


(000's omitted)                            Three Months Ended September 30,        Nine Months Ended September 30,
                                           ----------------------------------    -------------------------------------
                                                           Change    Change                         Change    Change
                                            2001   2000    Amount    Percent       2001     2000    Amount    Percent
                                           ----------------------------------    -------------------------------------

Personal Trust                                472     501       (29)   -5.7%        1,408    1,530     (122)    -8.0%
EBT/BPA                                     1,031     727       304    41.8%        2,797    2,216       582    26.3%
Elias Asset Management                        904   1,105      (201)  -18.2%        2,898    2,039       859    42.1%
Insurance                                     718     550       168    30.6%          928      753       176    23.3%
Other Investment Products                     563     394       169    42.9%        1,641    1,320       321    24.3%
                                           ----------------------------------    -------------------------------------
     Total Financial Services               3,689   3,277       411    12.5%        9,673    7,857     1,816    23.1%

Total Electronic Banking                      353     533      (180)  -33.7%        1,053    1,394     (341)   -24.4%
Total Mortgage Banking                         86      82         4     4.3%          364      253       111    43.8%
Commercial Leasing                             13       6         7   110.2%           34       32         2     4.6%
                                           ----------------------------------    -------------------------------------
     Other Specialty Products                 452     622      (169)  -27.3%        1,451    1,679     (228)   -13.6%

Deposit Service Charges                     1,064     952       112    11.8%        3,062    2,817       245     8.7%
Overdraft Fees                              1,310   1,015       295    29.0%        3,641    2,856       785    27.5%
Commissions                                   439     634     (195)   -30.7%        1,796    1,878      (81)    -4.3%
                                           ----------------------------------    -------------------------------------
     General Banking Services               2,813   2,601       212     8.1%        8,499    7,550       949    12.6%

Miscellaneous Revenue                          17      23       (6)   -24.6%            4       32      (28)   -87.4%
                                           ----------------------------------    -------------------------------------

     Total Noninterest Income               6,971   6,523       448     6.9%       19,627   17,118     2,509    14.7%
     (excl Security Gains/Losses)

Security Gains/Losses                          29       0        29     0.0%        (100)    (160)        60   -37.6%
Disposition of branch properties                0       0         0     0.0%            0        0         0     0.0%
                                           ----------------------------------    -------------------------------------
     Total Noninterest Income               7,000   6,523       477     7.3%       19,527   16,958     2,569    15.1%

Noninterest income as a percentage
of operating income (excl securities
gains/losses & disposal of branch
properties)                                  21.3%   21.5%     (0.2) %pts.           20.7%    19.2%       1.5 %pts.

I) The following table reconciles differences between the line of business noninterest income breakdown reflected in the Company's Annual Report and breakdown in Table H, which is based on regulatory reporting definitions reflected in the OCC Call Report.


         Noninterest Income for the nine months ended September 30, 2001
                         Regulatory Reporting Categories

Noninterest Income
                                Fiduciary                                 Other Service
                                   and     Service Charges Commissions on   Charges,      Other    Investment
(000's omitted)                 Investment   on Deposits     Investment    Commissions  Operating  Securities
                                 Services                     Products      and Fees      Income      Gains         Total

Personal trust                    $1,408                                                                            $1,408
EBT/BPA                              919                                     1,879                                   2,798
Elias Asset Management                                         2,898                                                 2,898
Insurance                                                        129           799                                     928
Other investment products                                      1,641                                                 1,641
                                 --------      --------      --------      --------      ------     --------      ---------
Total financial services           2,327             0         4,668         2,678           0            0          9,673

Electronic banking                                 410                         643                                   1,053
Mortgage banking                                                               259         105                         364
Commercial leasing                                                              34                                      34
                                 --------      --------      --------      --------      ------     --------      ---------
Total specialty products               0           410             0           936         105            0          1,451

Deposit service charges                          3,062                                                               3,062
Overdraft fees                                   3,641                                                               3,641
Commissions                                                                  1,796                                   1,796
                                 --------      --------      --------      --------      ------     --------      ---------
General banking services               0         6,703             0         1,796           0            0          8,499

Miscellaneous revenue                                                                        4                           4
                                 --------      --------      --------      --------      ------     --------      ---------

Total noninterest income
(excl security losses)            $2,327        $7,113        $4,668        $5,410        $109           $0        $19,627


Security losses                                                                                       (100)          (100)
Disposition of branch                                                            0                                       0
properties
                                 --------      --------      --------      --------      ------     --------      ---------
Total noninterest income          $2,327        $7,113        $4,668        $5,410        $109       ($100)        $19,527
                                 ========      ========      ========      ========      ======     ========      =========

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

The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on September 30, 2001, assuming no growth in the balance sheet, and assuming a 200 basis point instantaneous rate change in the prime rate, federal funds rate and the entire Treasury yield curve.


                                Regulatory Model

---------------------------------------------------------------------
                       Net Interest Income
---------------------------------------------------------------------
    Rate Change           Dollar Change        Percent of Flat Rate
---------------------------------------------------------------------
  In Basis Points          (in 000's)          Net Interest Income
---------------------------------------------------------------------

---------------------------------------------------------------------
            +200 bp                   $2,753                    2.7%
            -------                   ------                    ----
---------------------------------------------------------------------
            -200 bp                 $(1,736)                   -1.7%
            -------                 --------                   -----
---------------------------------------------------------------------

---------------------------------------------------------------------

A second simulation was performed based on what the Company believes to be conservative levels of balance sheet growth along with 200 BP movements over a twelve month period in the prime rate, federal funds rate, and a Treasury yield curve moving closer to historical spreads to fed funds.


                                Management Model

---------------------------------------------------------------------
                       Net Interest Income
---------------------------------------------------------------------
    Rate Change           Dollar Change        Percent of Flat Rate
---------------------------------------------------------------------
  In Basis Points          (in 000's)          Net Interest Income
---------------------------------------------------------------------

---------------------------------------------------------------------
            +200 bp                   $3,809                    3.7%
            -------                   ------                    ----
---------------------------------------------------------------------
            -200 bp                   $(786)                    -.8%
            -------                   ------                    ----
---------------------------------------------------------------------

---------------------------------------------------------------------


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

              Proposal             For        Against    Abstentions   Non-Votes
              --------             ---        -------    -----------   ---------
Approval of an amendment to      3,506,737   1,766,476      269,891    1,391,071
the Company's 1994 Long-Term
Incentive Compensation Program


Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits required by Item 601 of Regulation S-K:

     b)   Reports on Form 8-K:

               Filed May 29, 2001 and amended on July 25, 2001, to report the consummation of the merger between CBSI and First Liberty Bank Corp.

               Filed August 31, 2001 and amended on October 24, 2001, to report the restated Consolidated Financial Statements and Management's Discussion and Analysis.

                                   SIGNATURES


      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           Community Bank System, Inc.



Date:  November 14, 2001                                   /s/ Sanford A. Belden
                                             -----------------------------------
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer


Date:  November 14, 2001                                    /s/ David G. Wallace
                                             -----------------------------------
                                                     David G. Wallace, Treasurer
                                                         Chief Financial Officer