Form 10-K
period 2001-12-31
COMMUNITY BANK SYSTEM INC
filed 2002-03-21
CIK 723188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-11716

                                     [LOGO]
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

                                 (315) 445-2282
               Registrant's telephone number, including area code

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

     $380,071,184 based upon average selling price of $29.42 and 12,918,803 shares on March 8, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              12,918,803 shares of Common Stock, no par value, were
                         outstanding on March 8, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

     Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 15, 2002 (the "Proxy Statement") is incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                                                Page

Item    1.      Business                                                                                3
Item    2.      Properties                                                                             10
Item    3.      Legal Proceedings                                                                      10
Item    4.      Submission of Matters to a Vote of Security Holders                                    10
Item    4A.     Executive Officers of the Registrant                                                   11

PART II

Item    5.      Market for Registrant's Common Equity and Related Shareholders Matters                 12
Item    6.      Selected Financial Data                                                                13
Item 7 and 7A.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations and Quantitative and Qualitative Disclosures about Market Risk            15
Item    8.      Financial Statements and Supplementary Data:
                  Community Bank System, Inc. and Subsidiaries:
                     Consolidated Statements of Financial Condition                                    41
                     Consolidated Statements of Income                                                 42
                     Consolidated Statements of Changes in Shareholders' Equity                        43
                     Consolidated Statements of Cash Flows                                             44
                     Notes to Consolidated Financial Statements                                        45
                     Report of Independent Accountants                                                 64
                Two Year Selected Quarterly Data, 2001 and 2000                                        65
Item    9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   65

PART III

Item   10.      Directors and Executive Officers of the Registrant                                     66
Item   11.      Executive Compensation                                                                 66
Item   12.      Security Ownership of Certain Beneficial Owners and Management                         66
Item   13.      Certain Relationships and Related Transactions                                         66


PART IV

Item   14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       67
Signatures                                                                                             68

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

On March 26, 1990, Community Bank opened the Corning Market Street branch from the Company's acquisition of deposits and certain assets from Key Bank of Central New York. On January 1, 1992, the Company's five banking affiliates consolidated into a single, wholly owned national banking subsidiary, known as Community Bank, N.A. ("Bank"). On March 31, 1993, the Bank's marketing representative office in Ottawa, Canada was closed. On June 3, 1994, the Company acquired three branch offices in Canandaigua, Corning and Wellsville, New York from the Resolution Trust Corporation. At that time, the preexisting Canandaigua branch office loans and deposits were transferred into the new facility. On October 28, 1994, the Company acquired the Cato, New York branch of The Chase Manhattan Bank, N.A. On July 14, 1995, the Company acquired 15 branch offices from The Chase Manhattan Bank, N.A. located in Norwich, Watertown (two),
Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two), and Penn Yan, New York ("Chase Branches"). On December 15, 1995, the Company sold three of the former Chase Branches, located in Norwich, New Hartford, and Utica, to NBT Bank, N.A. On June 16, 1997 the Company acquired eight branches from Key Bank of New York located in Alfred, Cassadaga, Clymer, Cuba, Gowanda, Ripley, Sherman, and Wellsville in Southwestern New York State. On July 18, 1997 the Company acquired 12 branches from Fleet Bank located in Old Forge, Boonville, Ogdensburg, St. Regis Falls, Gateway Plaza, Watertown (2), Clayton, Lowville, Massena (2), and Gouverneur in Northern and Central New York State. Seven of the former Fleet offices or existing Bank offices in Watertown (2), Boonville, Ogdensburg, Gouverneur, and Massena (2) have since been combined. On January 26, 2001, the Company purchased the Citizens National Bank of Malone, with its offices in Brushton, Chateaugay, Hermon, and Malone (2) now being administered from the Bank's Northern Market operations and management center in Canton, NY. On May 11, 2001, the Company purchased First Liberty Bank Corp. First Liberty had 13 branches based in the Scranton/Wilkes Barre area of Northeastern Pennsylvania. These branches are now identified in the marketplace as "First Liberty Bank & Trust, a division of Community Bank, N.A." On November 16, 2001, the Company purchased 36 branches located in the Finger Lakes and Western New York Regions from FleetBoston Financial. These branches now operate as Community Bank, N.A. offices; five have since been closed or combined with other bank branches.

The Company had a wholly owned data processing subsidiary, Northeastern Computer Services, Inc. ("Northeastern"). Northeastern was acquired by the Company from The St. Lawrence Bank on May 31, 1984 pursuant to a corporate reorganization. Northeastern had previously been a wholly owned subsidiary of The St. Lawrence Bank and was the survivor of a merger with Lawban Computer Systems, Inc., another wholly-owned subsidiary of The St. Lawrence Bank. Northeastern's office was located at 6464 Ridings Road, Syracuse, New York. In December 1991, the Company entered into a five-year agreement with Mellon Bank, N.A. ("Mellon") to provide data processing services. The agreement has twice been renewed with the subsequent acquirer of Mellon's data services, Fiserv, Inc., for a term now ending December 31, 2005. On June 30, 1992, Northeastern ceased operations. On January 17, 1997 all the outstanding shares of common stock of Northeastern were transferred from the Company to Community Bank, N.A. On that date, Northeastern became a wholly owned subsidiary of the Bank and changed its name to CBNA Treasury Management Corporation ("TMC"). TMC is now utilized by the Bank to manage its Treasury function, including asset/liability, investment portfolio, and liquidity management.

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

On December 22, 1998, the Company formed a broker-dealer subsidiary, Community Investment Services, Inc. (CISI). The subsidiary became fully operational in March 1999, with a growing number of Financial Consultants available to provide investment advice and products to customers.

On February 26, 1999, CBNA Preferred Funding Corp., a Real Estate Investment Trust (REIT), was established as a subsidiary of the Bank to invest in real estate mortgage assets originated by the Bank.

On April 3, 2000, the Company acquired Elias Asset Management, Inc., of Williamsville, NY, a nationally recognized firm presently with $550 million in assets under management for individuals, corporate pension and profit sharing plans, and foundations.

On July 16, 2001, the Company formed a subsidiary business trust, Community Capital Trust II, for the purpose of issuing preferred securities, which qualify as Tier 1 capital. Concurrent with its formation, the trust issued $25,000,000 of pooled floating rate preferred securities (priced at 6 month LIBOR plus 3.75%) in an exempt offering maturing in year 2031 and guaranteed by the Company. The entire net proceeds to the trust from the offering were invested in junior subordinated obligations of the Company.

On July 31, 2001, the Company formed a subsidiary business trust, Community Statutory Trust III, for the purpose of issuing preferred securities, which qualify as Tier 1 capital. Concurrent with its formation, the trust issued $24,450,000 of pooled floating rate preferred securities (priced at 3 month LIBOR plus 3.58%) in an exempt offering maturing in year 2031 and guaranteed by the Company. The entire net proceeds to the trust from the offering were invested in junior subordinated obligations of the Company.

The Company provides banking services through its two regional offices at 45-49 Court Street, Canton, New York and 201 North Union Street, Olean, New York, as well as through 119 customer facilities in the twenty two counties of New York State - Allegany, Lewis, Cattaraugus, Seneca, St. Lawrence, Yates, Franklin, Steuben, Chemung, Schuyler, Jefferson, Chautauqua, Tioga, Livingston, Ontario, Wayne, Herkimer, Oswego, Cayuga, Oneida, Erie and Onondoga and in two counties in Northern Pennsylvannia - Lackawanna and Luzerne. The administrative office is located at 5790 Widewaters Parkway, DeWitt, New York, in Onondaga County.

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

Lending Activities. The Bank's lending activities include the making of residential, installment, student and farm loans, business lines of credit, working capital facilities, special purpose term lending, equipment leasing services (through a third party), and inventory and dealer floor plans.

The Company's predominant focus on the retail borrower results in a highly diversified loan portfolio. About 63% of outstanding loans are provided to consumers borrowing on an installment and residential mortgage loan basis. In addition, the typical loan to the Company's commercial business borrowers is under $100,000, representing 86% of our customers and 23% of our commercial loans outstanding.

Other Services. The Bank offers a range of other financial services including pension administration and consulting; asset management for individuals, corporate pension and profit sharing plans, and foundations; personal trust services including living, testamentary and charitable trusts, estate settlement services, conservatorships and investment management services; and various financial and insurance products including mutual funds, annuities, long-term health care and other selected insurance products. The Bank also offers safe deposit boxes, travelers checks, money orders, wire transfers, collections, foreign exchange, drive-in facilities, automatic teller machines (ATMs), and twenty-four hour depositories.

Competition

The Company, through the Bank, competes in three distinct banking markets in the Northern ("Northern Market"), Finger Lakes ("Finger Lakes Market"), and Southern Tier ("Southern Tier Market") regions of New York State, as well as Northeastern Pennsylvania. The Bank considers its market areas in these regions to be the counties in which it has banking facilities. Major competitors in these markets primarily include local branches of banks based in Boston, Massachusetts; Albany or Buffalo, New York; and Cleveland, Ohio, as well as local independent banking and thrift institutions and federal credit unions. Other competitors for deposits and loans within the Bank's market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers. Lastly, personal and corporate trust and investment counseling services in competition with the Bank are offered by insurance companies, investment counseling firms, other financial service firms, and individuals.

Northern Market. Branches in the Northern Market compete for loans and deposits in the six county market area of St. Lawrence, Jefferson, Lewis, Franklin, Herkimer, and Oneida Counties in Northern New York State. Within this market area, the Bank maintains a market share (1) of 10.4%, including commercial banks, credit unions, savings and loan associations and savings banks. However, in its four county primary market area (Franklin, Jefferson, Lewis, and St. Lawrence), the Bank has a 21.4% share. The Bank operates 32 customer facilities in this market and is ranked either first or second in market share in 21 of the 24 towns where these offices are located.

Finger Lakes Market. In the Finger Lakes Market, the Bank operates 20 customer facilities competing for loans and deposits in the eight-county market area of Seneca, Schuyler, Livingston, Oswego, Ontario, Wayne, Onondaga, and Cayuga Counties. Within the Finger Lakes Market area, the Bank maintains a market share
(1) of approximately 3.3%, including commercial banks, credit unions, savings and loan associations and savings banks. However, the Bank's primary market within this region is Seneca County, where the Bank has a 33.3% share. The Bank is ranked either first or second in market share in eleven of the seventeen Finger Lakes Market area towns where its offices are located.

Southern  Tier  Market.   The  Bank's  Southern  Tier  Market  consists  of  two
sub-markets, the Olean submarket and the Corning submarket.

Olean Submarket. The Olean Submarket competes for loans and deposits in the primary market area of Cattaraugus, Chautauqua, Chemung, Erie, and Allegany Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share (1) of approximately 3.6%, including commercial banks, credit unions, savings and loan associations and savings banks. The Olean Submarket operates 34 office locations and the Bank is ranked either first or second in market share in 23 of the 28 towns where these offices are located.

Corning Submarket. The Corning Submarket competes for loans and deposits in the primary market area of Steuben, Yates and Tioga Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share (1) of approximately 15.9%, including commercial banks, credit unions, savings and loan associations and savings banks. The Corning Submarket operates sixteen office locations, and the Bank is ranked either first or second in market share in eight of the twelve towns where these offices are located.

Northeastern  Pennsylvania.  In the Northeastern  Pennsylvania  Market, the Bank
operates 13 customer facilities competing for loans and deposits in the two-county market area of Lackawanna and Luzerne Counties. Within the Northeastern Pennsylvania Market area, the Bank maintains a market share (1) of approximately 6.0%, including commercial banks, credit unions, savings and loan associations and savings banks. The Bank is ranked either first or second in market share in four of the ten towns where these offices are located.

The table below summarizes the Bank's deposits and market share by the twenty-four counties in which it has customer facilities. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

                                                     Number of
                                     ----------------------------------------
                   CBNA                                          Towns Where
                 Deposits                                           CBNA
                 6/30/00    Market                             Has 1st or 2nd   Banking
    County     (000's)(1)   Share   Facilities  ATM's  Towns  Market Position   Market
---------------------------------------------------------------------------------------------
Allegany       $  180,249   52.2%           10      8      9                9   Olean
Lewis              79,077   40.1             4      1      3                3   Northern
Cattaraugus       286,288   35.5            10      7      8                7   Olean
Seneca             95,640   33.3             5      3      4                3   Finger Lakes
St. Lawrence      307,900   26.2            15      9     11               10   Northern
Yates              82,251   23.2             3      2      2                2   Corning
Franklin          103,403   21.3             5      3      4                4   Northern
Steuben           169,759   13.8            11      7      8                5   Corning
Lackawanna        488,504   13.4            11     13      8                4   PA
Chemung            14,883   13.2             1      1      1                0   Olean
Schuyler           14,397   12.8             1      1      1                1   Finger Lakes
Jefferson         133,439   12.7             5      5      4                2   Northern
Chautauqua        161,405   12.7            12      8      9                6   Olean
Tioga              32,118    9.6             2      2      2                1   Corning
Livingston         50,392    8.7             3      3      3                2   Finger Lakes
Ontario            72,372    6.8             4      4      3                1   Finger Lakes
Wayne              51,408    6.1             2      1      1                0   Finger Lakes
Herkimer           28,234    5.0             1      1      1                1   Northern
Oswego             42,755    4.3             2      2      2                2   Finger Lakes
Cayuga             25,148    3.2             2      1      2                2   Finger Lakes
Oneida             56,676    1.7             2      1      1                1   Northern
Luzerne            22,165    0.5             2      2      2                0   PA
Erie               18,534    0.1             1      0      1                1   Olean
Onondaga            7,908    0.1             1      1      1                0   Finger Lakes
---------------------------------------------------------------------------------------------
    24         $2,524,905    5.4%          115     86     91               67   Total
=============================================================================================

(1) Deposit market share data as of June 30, 2000, the most recent information available, calculated by Sheshunoff Information Services, Inc. Includes all branches acquired from Citizens National Bank of Malone, First Liberty Bank Corp. and FleetBoston during 2001.

Employees

As of December 31, 2001, the Company employed 1,115 full-time equivalent employees, 1,016 providing banking services and 99 providing financial services. At year-end 2000, there were 927 full-time equivalent employees, 847 providing banking services and 80 providing financial services. The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

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

OCC Supervision

The Bank is supervised and regularly examined by the Office of the Comptroller of the Currency (OCC). The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies. It also affects business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Bank.

Limits on Dividends and Other Revenue Sources

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2001, the Bank had $26.6 million in undivided profits legally available for the payment of dividends.

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

Capital Requirements

The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 2001 were 11.41% and 12.76%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 2001 was 6.73%, which exceeded its regulatory requirement of 4.00%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.

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

If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 2001, the Bank's total risk-based capital ratio and Tier I risk - based capital ratio were 12.57% and 11.22%, respectively, and its Tier I leverage ratio as of such date was 6.69%. Notwithstanding the foregoing, if its principal federal regulator determines that an "adequately capitalized" institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan; restrict its asset growth; and prohibit branching, new acquisitions, and new lines of business. Among other things, an institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings, or liquidity in its most recent examination.

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

Financial Services Modernization Act
The Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, repealed provisions of the depression-era Glass-Steagall Act, which prohibited commercial banks, securities firms, and insurance companies from affiliating with each other and engaging in each other's businesses.

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

Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish "financial subsidiaries," which are subsidiaries of national banks with expanded powers. The Act permits financial subsidiaries to engage in the same types of activities permissible for nonbank subsidiaries of financial holding companies, with the exception of merchant banking, insurance underwriting and real estate investment and development. CBSI expects to remain a bank holding company for the time being and assess its options as circumstances change.

The Gramm-Leach Bliley Act also provides new privacy protections to consumers by limiting the transfer and use by financial institutions of consumer's nonpublic, personal information. The foregoing discussion is qualified in its entirety by reference to the statutory provisions of the Gramm-Leach-Bliley Act and the implementing regulations which have been or will be adopted by various government agencies.

Item 2.  Properties

The Company leases its administrative offices at 5790 Widewaters Parkway, DeWitt, New York and the facility that houses Benefit Plans Administrative Services in Utica, New York. The Bank owns its regional offices in Olean, New York and Canton, New York. Of the Bank's remaining 119 customer facilities, 86 are owned by the Bank, and 33 are located in long-term leased premises.

Real property and related banking facilities owned by the Company at December 31, 2001 had a net book value of $37.3 million and none of the properties was subject to any encumbrances. For the year ended December 31, 2001, rental fees of $1,319,000 were paid on facilities leased by the Company for its operations.

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

         Name and Age                 Position
         ------------                 --------

         Sanford A. Belden            Director, President and Chief Executive
         Age 59                       Officer of the Company and the Bank

         David G. Wallace             Treasurer of the Company and Executive
         Age 57                       Vice President and Chief Financial
                                      Officer of the Bank

         Michael A. Patton            President, Financial Services
         Age 56

         James A. Wears               President, Banking
         Age 52

         David J. Elias               President, Chief Executive Officer, and
         Age 56                       Chief Investment Officer,
                                      Elias Asset Management, Inc.

         Steven R. Tokach             President, First Liberty Bank & Trust
         Age 55

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

David G. Wallace (Treasurer of the Company; Executive Vice President and Chief Financial Officer of the Bank). Mr. Wallace became Vice President and Chief Financial Officer of the Bank and Treasurer of the Company in November 1988 and Senior Vice President and Chief Financial Officer of the Bank in August 1991. He assumed his current position in February 2000. He was formerly Executive Vice President, Cates Consulting Analysts, Inc. from 1987-1988, and previously held senior financial planning and analysis positions at Syracuse Savings Bank and Maryland National Bank.

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

David J. Elias (President, Chief Executive Officer, and Chief Investment Officer, Elias Asset Management, Inc.). Mr. Elias assumed his present position in April 2000, when his company, Elias Asset Management, Inc., was purchased by Community Bank System, Inc.

Steven R. Tokach (President, First Liberty Bank & Trust). Mr. Tokach assumed his position in May 2001, when First Liberty Bank Corp. was purchased by Community Bank System, Inc. He was Executive Vice President of First Liberty Bank Corp. and First Liberty Bank & Trust from 1994-2001, and from 1998-1993, served as Vice President and Executive Vice President of Guaranty Bank, N.A. and First Eastern Bank, respectively, both in Pennsylvania.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions. There were 12,902,812 shares of common stock outstanding on December 31, 2001, held by approximately 9,000 registered shareholders of record and shareholders whose shares are held in nominee name at brokerage firms and other financial institutions.

                    COMMON STOCK PERFORMANCE
                        NYSE Symbol: CBU
                 Newspaper Listing: CmntyBkSys
                       Market (Bid) Price

Year/     High       Low        Closing Price      Quarterly
 Qtr     Price      Price     Amount   % Change    Dividend
 ---     -----      -----     ------   --------    --------
2001
 4th   $ 27.80    $ 24.98    $ 26.20    $ -4.7%    $ 0.27
 3rd   $ 29.85    $ 24.75    $ 27.50    $ -1.8%    $ 0.27
 2nd   $ 28.94    $ 26.50    $ 28.00    $ -0.2%    $ 0.27
 1st   $ 29.65    $ 25.15    $ 28.06      13.4%    $ 0.27

2000
 4th   $ 25.94    $ 22.15    $ 24.75    $ -4.6%    $ 0.27
 3rd   $ 26.03    $ 21.88    $ 25.94    $ 16.9%    $ 0.27
 2nd   $ 24.13    $ 22.00    $ 22.19    $ -2.7%    $ 0.25
 1st   $ 23.38    $ 20.25    $ 22.81    $ -1.4%    $ 0.25

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.27 per share for the first quarter of 2002. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock as and when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations. See "Certain Regulatory Considerations -- Limits On Dividends and Other Revenue Sources."

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2001. The historical "Income Statement Data" and historical "Balance Sheet Data" are derived from the audited financial statements. The "Per Share Data", "Common Outstanding Shares", "Selected Performance Ratios", "Asset Quality Ratios" and "Capital Ratios" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

In Thousands except share and per share data                                            Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                         2001         2000         1999          1998         1997
----------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Interest income                                                      $197,850     $189,574     $166,490      $165,303     $158,944
Interest expense                                                      101,195       99,141       78,490        81,216       76,327
Net interest income                                                    96,655       90,433       88,000        84,087       82,617
Provision for  loan losses                                              7,097        7,722        5,856         5,663        5,080
Net interest income after provision for loan losses                    89,558       82,711       82,144        78,424       77,537
Non-interest income                                                    26,537       23,284       18,153        16,812       14,057
Security gains (losses)                                                 2,546         (159)        (413)        2,006         (205)
Non-interest expense                                                   74,196       65,643       62,055        61,389       56,223
Amortization expense                                                    6,679        4,891        4,723         4,748        3,903
Acquisition and unusual expenses                                        8,164          400           --         1,098           --
Income before income taxes                                             29,602       34,902       33,106        30,007       31,263
Provision for income taxes                                              8,891       10,003        9,444        10,472       10,581
Net income before cumulative effect of change in
accounting principle and/or extraordinary
loss on early retirement of long term borrowings                       20,711       24,899       23,662        19,535       20,682
Cumulative effect of change in accounting principle                        --           --           --           194           --
Extraordinary loss on early retirement of long term
borrowings                                                              1,582           --           --            --           --
     Net income                                                       $19,129      $24,899      $23,662       $19,729      $20,682
     Net income - Operating (1)                                       $24,052      $25,136      $23,662       $20,378      $20,682
     Net income - Cash (2)                                            $23,474      $27,795      $26,480       $22,562      $23,015
     Net income - Cash Operating (3)                                  $28,397      $28,032      $26,480       $23,211      $23,015
Balance Sheet Data:
Total assets                                                       $3,210,833   $2,650,673   $2,493,977    $2,296,059   $2,218,793
Loans, net of unearned discount                                     1,732,870    1,515,877    1,425,773     1,293,135    1,203,806
Earning assets (Excl. MVA)                                          2,863,944    2,435,604    2,295,871     2,079,876    1,996,113
Intangible assets                                                     142,342       55,234       54,150        54,438       58,672
Total deposits                                                      2,545,970    1,948,557    1,844,752     1,874,666    1,830,488
Long term borrowings                                                  231,000      240,000      145,567       155,470      100,744
Trust preferred securities                                             77,819       29,824       29,817        29,810       29,804
Shareholders' equity                                                  267,980      201,791      165,705       179,073      173,596
Common Per Share Data:
Net income (diluted)                                                    $1.62        $2.32        $2.18         $1.75        $1.84
Net income - operating (1) (diluted)                                     2.03         2.34         2.18          1.81         1.84
Net income - cash (2) (diluted)                                          1.99         2.59         2.44          2.00         2.05
Net income - cash operating (3) (diluted)                                2.40         2.61         2.44          2.06         2.05
Cash dividend declared                                                   1.08         1.04         0.96          0.86         0.76
Book value - stated                                                     20.77        19.11        15.55         16.50        15.62
Book value - tangible                                                    9.74        13.88        10.47         11.02         9.85
Common Outstanding Shares:
Average during period (Incl. common stock equivalents)             11,824,589   10,737,000   10,861,000    11,260,000   11,238,714
End of period (Excl. common stock equivalents)                     12,902,812   10,559,897   10,657,770    10,855,964   11,130.023
Selected Performance Ratios:
Return on average total assets                                           0.66%        0.97%        1.00%         0.87%        1.00%
Return on average total assets - operating (1)                           0.83%        0.98%        1.00%         0.90%        1.00%
Return on average total assets - cash (2)                                0.81%        1.09%        1.12%         0.99%        1.11%
Return on average total assets - cash operating (3)                      0.98%        1.10%        1.12%         1.02%        1.11%
Return on average common shareholders' equity                            7.99%       14.27%       13.56%        11.11%       12.61%
Return on average common shareholders' equity -
operating (1)                                                           10.05%       14.40%       13.56%        11.47%       12.61%
Return on average common shareholders' equity - cash (2)                 9.81%       15.93%       15.18%        12.70%       14.03%
Return on average common shareholders' equity - cash
operating (3)                                                           11.86%       16.06%       15.18%        13.07%       14.03%
Common dividend payout ratio                                             65.7%        40.6%        40.4%         44.9%        38.0%
Net interest margin (taxable equivalent basis)                           3.97%        4.06%        4.32%         4.14%        4.40%
Noninterest income to operating income (taxable equivalent basis and excludes security gains/losses and branch
dispositions)                                                            20.3%        19.3%        16.2%         16.3%        14.3%
Efficiency ratio (4)                                                     57.0%        54.6%        55.5%         59.7%        57.2%
Loans, net of unearned discount, to deposits at period
end                                                                      68.1%        77.8%        77.3%         69.0%        65.8%
Asset Quality Ratios:
Non-performing loans to total loans                                      0.53%        0.49%        0.51%         0.48%        0.50%
Non-performing assets to total loans and other real
estate owned                                                             0.61%        0.58%        0.62%         0.62%        0.66%
Non-performing assets to total assets                                    0.33%        0.33%        0.36%         0.35%        0.36%
Allowance for loan losses to loans                                       1.38%        1.32%        1.30%         1.32%        1.41%
Allowance for loan losses to non-performing loans                       262.6%       270.6%       253.4%        276.4%       280.0%
Net charge-offs (recoveries) to average total loans                      0.42%        0.42%        0.33%         0.45%        0.43%
Capital Ratios:
Total shareholders' equity to total assets                               8.35%        7.61%        6.64%         7.80%        7.82%
Tangible equity to tangible assets                                       4.09%        5.65%        4.57%         5.56%        5.32%
Tier I capital to risk-adjusted assets                                  11.41%       10.49%       10.87%        10.18%       10.10%
Total risk-based capital to risk-adjusted assets                        12.76%       11.70%       12.10%        11.43%       11.33%
Tier I leverage ratio                                                    6.73%        6.67%        6.76%         6.27%        6.16%

(1) Operating adjusted amounts and ratios exclude the after tax effect of acquisition expenses, net security gains / (losses) for 2001 only and extraordinary loss, and, accordingly, are not presented in accordance with Generally Accepted Accounting Principles (GAAP).

(2) Cash adjusted amounts and ratios exclude the after tax effects of amortization expenses and, accordingly, are not presented in accordance with GAAP.

(3) Cash operating adjusted amounts and ratios exclude the after tax effect of acquisition expenses, net security gains / (losses) for 2001 only, extraordinary loss, and amortization expenses and, accordingly, are not presented in accordance with GAAP.

(4)  Efficiency ratio excludes acquisition expenses and amortization expense.

                         TWO YEAR SELECTED QUARTER DATA

2001 RESULTS                                             1st         2nd         3rd        4th
(Dollars in Thousands)                                 Quarter     Quarter    Quarter(1)  Quarter     Total
-------------------------------------------------------------------------------------------------------------
Net interest income                                   $ 23,141    $ 23,080    $ 23,808   $ 26,626    $ 96,655
Provision for loan losses                                1,326       1,415       1,579      2,777       7,097
-------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     21,815      21,665      22,229     23,849      89,558
Non-interest income                                      6,025       6,630       6,971      6,911      26,537
Security gains (losses)                                      9        (138)      2,688        (13)      2,546
Non-interest expense                                    17,604      18,629      18,198     19,765      74,196
Amortization expense                                     1,460       1,541       1,541      2,137       6,679
Acquisition and unusual expenses                           851       4,636         631      2,046       8,164
-------------------------------------------------------------------------------------------------------------
Income before income taxes and  extraordinary item       7,934       3,351      11,518      6,799      29,602
Provision for income taxes                               2,185       1,241       3,493      1,972       8,891
-------------------------------------------------------------------------------------------------------------
Income before extraordinary item                         5,749       2,110       8,025      4,827      20,711
Extraordinary loss on early retirement of long term
borrowings, net of tax benefit of $1,077                     0           0       1,582          0       1,582
-------------------------------------------------------------------------------------------------------------
Net income                                            $  5,749    $  2,110    $  6,443   $  4,827    $ 19,129
=============================================================================================================
Net income - operating                                $  6,250    $  4,950    $  6,801   $  6,052    $ 24,052
Net income - cash                                     $  6,681    $  3,118    $  7,450   $  6,225    $ 23,474
Net income - cash operating                           $  7,182    $  5,957    $  7,808   $  7,450    $ 28,397
Basic income per share                                $   0.51    $   0.18    $   0.56   $   0.39    $   1.64
Diluted income per share:
  Net income                                          $   0.50    $   0.18    $   0.55   $   0.39    $   1.62
  Net income - operating                              $   0.54    $   0.42    $   0.58   $   0.49    $   2.03
  Net income - cash                                   $   0.58    $   0.27    $   0.63   $   0.50    $   1.99
  Net income - cash operating                         $   0.63    $   0.51    $   0.67   $   0.60    $   2.40
=============================================================================================================

2000 RESULTS                                             1st         2nd         3rd        4th
(Dollars in Thousands)                                 Quarter     Quarter    Quarter(1)  Quarter     Total
-------------------------------------------------------------------------------------------------------------
Net interest income                                   $ 22,769    $ 22,674    $ 22,338   $ 22,652    $ 90,433
Provision for loan losses                                1,389       1,887       2,308      2,138       7,722
-------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     21,380      20,787      20,030     20,514      82,711
Non-interest income                                      4,673       5,921       6,523      6,167      23,284
Security losses                                           (159)          0           0          0        (159)
Non-interest expense                                    15,836      16,534      16,465     16,808      65,643
Amortization expense                                     1,137       1,214       1,259      1,281       4,891
Acquisition and unusual expenses                             0           0           0        400         400
-------------------------------------------------------------------------------------------------------------
Income before income taxes                               8,921       8,960       8,829      8,192      34,902
Income taxes                                             2,535       2,564       2,529      2,375      10,003
-------------------------------------------------------------------------------------------------------------
Net income                                            $  6,386    $  6,396    $  6,300   $  5,817    $ 24,899
=============================================================================================================
Net income - operating                                $  6,388    $  6,396    $  6,300   $  6,052    $ 25,136
Net income - cash                                     $  7,058    $  7,115    $  7,046   $  6,576    $ 27,795
Net income - cash operating                           $  7,061    $  7,115    $  7,046   $  6,811    $ 28,032
Basic income per share
Diluted income per share:                             $   0.60    $   0.60    $   0.60   $   0.55    $   2.34
  Net income                                          $   0.60    $   0.59    $   0.59   $   0.54    $   2.32
  Net income - operating                              $   0.59    $   0.59    $   0.59   $   0.57    $   2.34
  Net income - cash                                   $   0.66    $   0.66    $   0.66   $   0.62    $   2.59
  Net income - cash operating                         $   0.66    $   0.66    $   0.66   $   0.64    $   2.61
=============================================================================================================

(1) The 3rd quarter 10Q previously netted reported prepayment penalties of $2,659 incurred on the early retirement of long-term borrowings against investment security gain (loss), net. The 3rd quarter information has been restated to reflect these penalties as an extraordinary loss, net of tax benefit in accordance with generally accepted accounting principles. The effect of this restatement was to increase amounts previously reported for other income by $2,659, decrease income before extraordinary item by $834 and increase basic and diluted earnings per share before extraordinary item by $.13. There was no impact on net income as previously reported, nor any effect on cash flows or financial condition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. ("CBSI" or "the company"). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption "Forward-Looking Statements."

The following discussion is intended to facilitate an understanding and assessment of significant changes in trends related to the financial condition of the company and the results of its operations. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information and the company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the company and its subsidiaries taken as a whole. All financial results reflect the 2001 acquisition of First Liberty Bank Corp. ("First Liberty") in accordance with pooling of interest accounting, unless otherwise noted. Lastly, all references to "peer banks", unless otherwise noted, pertain to a group of 172 companies nationwide having $1 billion to $3 billion in assets based on data through September 30, 2001 (the most recently available disclosure) as provided by the Federal Reserve System.

Net Income and Profitability
Net income and earnings per share (diluted) for the year ended December 31, 2001 were $19.1 million and $1.62, off 23% and 30%, respectively, from the prior year. These results include $8.3 million in nonrecurring items associated with the company's three 2001 acquisitions in January, May, and November, which added $1.2 billion in assets and increased its branch network by 70% to 119 locations. Included in these nonrecurring items are acquisition and other unusual costs as well as net security gains and loss on early retirement of long-term debt. 2001's operating earnings, which exclude all nonrecurring items, were $24.1 million (down 4.3%), while operating earnings per share (diluted) were $2.03 (off 13.2% on 10.1% more average shares outstanding).

Cash operating earnings reached an all-time high in 2001 of $28.4 million, up 1.3% from 2000's level. In addition to deducting nonrecurring items, cash operating earnings exclude the amortization of intangible assets, which represent premiums paid on acquisitions.

Cash operating earnings per share (diluted) for all of 2001 were $2.40, a decrease of 8.0% from 2000. These results reflect an additional 952,000 common shares issued in connection with the company's January whole-bank purchase and
1.309 million issued in the fourth quarter to support the mid-November purchase of 36 branches in Western New York from FleetBoston Financial (NYSE: FBF).

Cash operating return on assets (ROA) for 2001 was 0.98% versus nominal operating ROA at 0.83%. Cash operating return on equity (ROE) for the year was 11.86% versus nominal operating ROE at 10.05%. The difference between cash and nominal results reflects the contribution of the company's acquisitions on an economic basis, which excludes the non-cash impact of amortizing the premiums paid for the acquisitions. Many analysts and investors consider cash results a better measure of core profitability and value created for shareholders than nominal results.

The primary factors explaining 2001 are explained in detail in the remaining sections of this document and are summarized as follows:

o Net interest income (full tax-equivalent basis) increased 7.4% or $7.1 million due to a $237 million increase in average earning assets. Average loans grew $96 million (6.5%) while average investments rose $141 million (15.7%). The growth in earning assets was funded by $209 million (10.9%) more in average deposits and $34 million (7.6%) more in average borrowings. Net interest margin decreased by 9 basis points to 3.97% on average, largely reflective of the impact of rapidly falling financial market interest rates during much of the year, which caused lower margins during the first half of 2001.

o    Total  noninterest  income  increased by $3.3 million  (14.3%) from 2000 to
     $26.4  million.  Financial  services  accounted  for  $1.8  million  of the improvement in noninterest income, with approximately $860,000 being attributable to increased revenues from BPA (the company's pension administration and consulting business) and nearly $660,000 attributable to the full year impact of the purchase of Elias Asset Management (EAM) on April 3, 2000. Revenues excluding net investment gains (losses) and the impact of branch properties no longer in use were up nicely for the seventh consecutive year to approximately $26.5 million in 2001, a $3.3 million (14.0%) improvement.

o Noninterest expense or overhead rose $18.1 million or 25.5% in 2001 to $89.0 million. Acquisition and other one-time expenses and intangible amortization accounted for 54% of the increase, or $7.8 and $1.9 million, respectively. While day-to-day overhead expense rose due to the company's three 2001 acquisitions, more than $3.2 million in expense reductions was realized on an annualized basis beginning in the third quarter of the year as a result of aggressive cost cutting and efficiency improvement strategies.

o Loan loss provision expense fell $625,000 or 8.1% from 2000's level. The full year loan loss provision covered total actual net charge-offs by 1.08 times. Net charge-offs as a percent of average loans remained flat in 2001 at .42%. The lower level of provision was in part due to the 2000 level being elevated by two isolated and unusual commercial loan charge-offs. Nonperforming loans increased during 2001 to .53% of loans outstanding at year end compared to .49% one year earlier, reflective of the weak economy.

o The company's combined effective federal and state tax rate decreased one percentage point this year to 29.0% as a result of an increased proportion of tax-exempt municipal investment holdings and continued effective tax planning strategies.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                                                                                           At December 31
                                                                                      ------------------------
                                                                                       2001     2000     1999
                                                                                      ------------------------
Percentage of net income to average total assets                                       0.66%    0.97%    1.00%
Percentage of net income-operating to average total assets                             0.83%    0.98%    1.00%

Percentage of net income to average shareholders' equity                               7.99%   14.27%   13.56%
Percentage of net income-operating  to average shareholders' equity                   10.05%   14.40%   13.56%

Percentage of dividends declared per common share to net income per share              65.7%    40.6%    40.4%
Percentage of dividends declared per common share to net income-operating per share    52.3%    40.2%    40.4%

Percentage of average shareholders' equity to average total assets                     8.29%    6.83%    7.41%

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the company's depositors, interest on capital market borrowings, and dividends paid on the company's trust preferred stock. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

Net interest income (with non-taxable income converted to a full tax-equivalent basis) totaled $104.0 million in 2001; this represents a $7.1 million or 7.4% increase over the prior year. The increase was due to higher earning asset volumes, which had a positive impact on net interest income of $9.4 million, while interest rate changes had an offsetting impact of $2.3 million.

Gross interest income on loans and investments grew by $9.2 million or 4.7% in 2001 as a result of greater average earning assets of $236.8 million, which contributed $18.8 million, partially offset by $9.6 million related to lower rates. Average loans grew a total of $95.9 million in 2001, with the most significant portions occurring as a result of the January acquisition of $59 million in loans from Citizens National Bank of Malone and the November acquisition of $177 million associated with the FleetBoston branches. Overall interest and fees on loans climbed $1.3 million or 1.0% as a result of this growth, partially offset by a 46 basis point (BP) decrease in loan yields to 8.39%, which was caused by falling capital market rates.

Despite a falling rate environment, the 2001 steepening yield curve allowed for widening spreads over cost of funds on investment transactions. This situation created favorable opportunities to expand the company's investment portfolio, which increased $147 million on average (excluding Federal Funds sold) during the year. Two primary components of this expansion were a $140 million securities strategy made possible by First Liberty's ample capital position and additional purchases of $120 million from the excess cash provided by FleetBoston branch acquisition. Investment interest income in 2001 was $7.9 million or 12.4% higher than the prior year as a result of the higher outstandings, partially offset by a decrease in the average investment yield from 7.18% to 6.96%. The large volume of growth in 2001 being put on at declining market rates was the primary cause of the change in average investment yield.

The average earning asset yield fell 39 basis points to 7.83% in 2001 because of the aforementioned decrease in investment and loan yields and a reduced mix of loans to earning assets, which decreased on average from 62.3% in 2000 to 60.3% in 2001. This decline in loan mix is a consequence of favorable investment opportunities outlined above as well as a slight reduction in loans outstanding excluding the Citizens and FleetBoston branch acquisitions.

Total average fundings (deposits and borrowings) grew by $243.0 million in 2001, largely attributable to a $209 million increase in deposits related primarily to acquisitions and $12.7 million more in capital market borrowings. In addition to capital market borrowing largely from the Federal Home loan Bank of New York, the bank has approximately $78 million in trust preferred borrowings outstanding, $50 million of which are floating rate offerings completed in July to help finance the FleetBoston branch purchase.

Total interest expense increased by $2.1 million in 2001. Higher average interest-bearing funds contributed $9.4 million in additional interest expense, with lower market rates offsetting this by $7.3 million. Interest expense as a percentage of earning assets, fell by 30 basis points (BPs) to 3.86%. The rate on interest bearing deposits fell 23 BPs to 4.10% due largely to steady declines in deposit rates throughout 2001. The borrowing rate on capital market borrowings declined 83 BPs because of lower market rates and a higher mix of short-term funding taken on in advance of the FleetBoston branch acquisition.

CBSI's net interest margin decreased by 9 basis points from 4.06% in 2000 to 3.97% this year as the 23 BP decrease in the rate on average interest bearing deposits from 2000 to 2001, in addition to the 83 BP decrease in the average borrowed funds rate, were not enough to offset the 39 BP drop in the earning asset yield. By the third quarter of the year, however, margins turned up after steadily falling since third quarter 2000, as downward repricing of the company's certificates of deposits continued while the decrease in earning asset yield moderated. The company's net interest margin ranked in the favorable 53rd peer bank percentile through September 30, 2001.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the twelve month periods ended December 31, 2001, 2000 and 1999. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.

                                                                         Year Ended December 31,
                                          -------------------------------------------------------------------------------------
                                                      2001                         2000                          1999
                                          -------------------------------------------------------------------------------------
(000's omitted except yields                Avg.     Amt. of    Avg.       Avg.   Amt. of     Avg.       Avg.    Amt. of    Avg.
and rates)                                Balance   Interest  Yield/     Balance  Interest  Yield/     Balance  Interest  Yield/
                                                               Rate                          Rate                          Rate
                                                               Paid                          Paid                          Paid
                                          -------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
     Federal funds sold                    $4,568      $171    3.74%      $7,728      $452   5.85%      $2,198      $106  4.82%
     Time deposits in other banks             306       379      N/A       3,147       183   5.82%       9,888       444  4.49%
     Taxable investment securities        820,705    56,165    6.84%     732,490    52,026   7.10%     674,028    43,683  6.48%
     Nontaxable investment                215,567    15,759    7.31%     156,885    11,957   7.62%     140,594    10,496  7.47%
        securities
     Loans (net of unearned             1,580,870   132,706    8.39%   1,484,945   131,373   8.85%   1,343,652   117,431  8.74%
        discount)                       -------------------            -------------------           -------------------

          Total interest-earning        2,622,016   205,180    7.83%   2,385,195   195,991   8.22%   2,170,360   172,160  7.93%
              assets

     Noninterest earning assets           264,496                        171,443                       185,725
                                       ----------                     ----------                    ----------

          Total                        $2,886,512                     $2,556,638                    $2,356,085
                                       ==========                     ==========                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
     Savings deposits                    $683,088   $12,783    1.87%    $622,164   $13,784   2.22%    $654,794   $14,250  2.18%
     Time deposits                      1,100,850    60,380    5.48%     991,754    56,137   5.66%     933,687    47,652  5.10%
     Short-term borrowings                141,772     6,738    4.75%     258,985    16,859   6.51%     125,433     6,584  5.25%
     Long-term borrowings                 339,205    21,294    6.28%     188,120    12,361   6.57%     155,373    10,004  6.44%
                                        -------------------            -------------------           -------------------
          Total interest-bearing        2,264,915   101,195    4.47%   2,061,023    99,141   4.81%   1,869,287    78,490  4.20%
          Liabilities

Noninterest-bearing liabilities
     Demand deposits                      343,173                        304,107                       289,749
     Other liabilities                     39,056                         17,010                        22,570
Shareholders' equity                      239,368                        174,498                       174,479
                                       ----------                     ----------                    ----------
          Total                        $2,886,512                     $2,556,638                    $2,356,085
                                       ==========                     ==========                    ==========

Net interest earnings                              $103,985                        $96,850                       $93,670
                                                   ========                        =======                       =======

Net yield on interest-earning assets                           3.97%                         4.06%                        4.32%

Federal tax exemption on nontaxable                  $7,330                         $6,417                        $5,670
investment securitie included in
interest income

As discussed above, the change in 2001 net interest income (full tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                                          ------------------------------------------------------------------
                                              2001 Compared to 2000              2000 Compared to 1999
                                          ------------------------------------------------------------------
                                            Increase(Decrease) Due to          Increase(Decrease) Due to
                                                  Change in (1)                      Change in (1)
                                                                   Net                                 Net
                                          Volume        Rate      Change      Volume        Rate      Change
                                          ------        ----      ------      ------        ----      ------
Interest earned on:
   Federal funds sold                      ($149)      ($132)      ($281)       $319         $27        $346

   Time deposits in other banks             (308)        504         196        (365)        104        (261)

   Taxable investment securities           6,090      (1,951)      4,139       3,961       4,382       8,343

   Nontaxable investment securities        4,308        (506)      3,802       1,238         223       1,461

   Loans(net of unearned discounts)        8,244      (6,911)      1,333       9,293       4,649      13,942

Total interest-earning assets(2)         $18,833     ($9,644)     $9,189     $17,490      $6,341     $23,831

Interest paid on:
   Savings deposits                       $1,269     ($2,270)    ($1,001)      ($720)       $254       ($466)

   Time deposits                           6,026      (1,783)      4,243       3,081       5,404       8,485

   Short-term borrowings                  (6,340)     (3,781)    (10,121)      8,384       1,891      10,275

   Long-term borrowings                    9,508        (575)      8,933       2,148         209       2,357

Total interest-bearing liabilities(2)     $9,402     ($7,348)     $2,054      $8,535     $12,116     $20,651

Net interest earnings(2)                  $9,435     ($2,300)     $7,135      $8,929     ($5,749)     $3,180


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the three month periods ended December 31, 2001 and 2000. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earnings for purposes of these computations.

                                                      Fourth Quarter Ended December 31,
                                          ---------------------------------------------------------
                                                      2001                         2000
                                          ---------------------------------------------------------
(000's omitted except yields                Avg.     Amt. of    Avg.       Avg.     Amt. of     Avg.
and rates)                                Balance   Interest   Yield/     Balance  Interest   Yield/
                                                                Rate                           Rate
                                                                Paid                           Paid
                                          ---------------------------------------------------------
ASSETS:
Interest-earning assets:
     Federal funds sold                       $0        $0      0.00%        $241       $4      6.60%
     Time deposits in other banks             227     (10)    -17.48%         470       14     11.85%
     Taxable investment securities        820,771    13,880     6.71%     766,415    13,630     7.07%
     Nontaxable investment securities     245,359     4,584     7.41%     162,609     2,970     7.27%
     Loans (net of unearned discount)   1,646,921    32,779     7.90%   1,521,593    34,314     8.97%
                                        -------------------             -------------------

          Total interest-earning        2,713,278    51,233     7.49%   2,451,328    50,932     8.27%
             assets

Noninterest earning assets
     Cash and due from banks               99,394                          71,426
     Premises and equipment                47,827                          40,914
     Other assets                         154,603                          91,987
Less: allowance for loans                 (21,669)                        (20,088)
     Net unrealized gains (losses) on
        available-for-sale portfolio       37,584                         (13,016)
                                       ----------                      ----------

          Total                        $3,031,017                      $2,622,551
                                       ==========                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
     Savings deposits                    $797,399    $3,086     1.54%    $617,555    $3,502     2.26%
     Time deposits                      1,113,653    13,472     4.80%   1,019,658    15,427     6.02%
     Short-term borrowings                 83,786       581     2.75%     250,395     4,227     6.72%
     Long-term borrowings                 335,174     5,403     6.40%     216,222     3,523     6.48%
                                        -------------------             -------------------

          Total interest-bearing        2,330,012    22,542     3.84%   2,103,830    26,679     5.05%
          Liabilities

Noninterest-bearing liabilities
     Demand deposits                      388,512                         312,466
     Other liabilities                     76,706                          20,336
Shareholders' equity                      265,787                         185,919
                                       ----------                      ----------
          Total                        $3,031,017                      $2,622,551
                                       ==========                      ==========

Net interest earnings                               $28,691                         $24,253
                                                    =======                         =======

Net yield on interest-earning assets                            4.20%                           3.94%

Federal tax exemption on nontaxable
investment securities included in
interest income                                      $2,065                          $1,601

The changes in net interest income (full tax-equivalent basis) by volume and rate component for fourth quarter 2001 versus fourth quarter 2000 are shown below for each major category of interest-earning assets and interest-bearing liabilities.

                                   ---------------------------------------------
                                   4th Quarter 2001 Compared to 4th Quarter 2000
                                   ---------------------------------------------
                                      Increase(Decrease) Due to Change in (1)
                                                                            Net
                                                 Volume        Rate      Change
                                                 ------        ----      ------
Interest earned on:
   Federal funds sold                               ($2)        ($2)        ($4)

   Time deposits in other banks                      (4)        (20)        (24)

   Taxable investment securities                  3,387      (3,137)        250

   Nontaxable investment securities               1,614           0       1,614

   Loans (net of unearned discounts)             12,702     (14,237)     (1,535)

Total interest-earning assets(2)                $20,390    ($20,089)       $301

Interest paid on:
   Savings deposits                                (416)         (0)       (416)

   Time deposits                                  7,166      (9,121)     (1,955)

   Short-term borrowings                         (1,932)     (1,714)     (3,646)

   Long-term borrowings                           2,201        (321)      1,880

Total interest-bearing liabilities(2)           $14,529    ($18,666)    ($4,137)

Net interest earnings(2)                         $2,746      $1,692      $4,438

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The company's sources of noninterest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of personal trust, employee benefit trust, investment, and insurance products; and periodic transactions, most often net gains (losses) from the sale of investments or other occasional events.

Total noninterest income in 2001 increased by 25.8% to $29.1 million, largely due to gains on the sale of investments, increased revenues from the company's Benefits Plans Administrative Services subsidiary (BPA), and increased overdraft fees. Combined revenues, excluding transactions related to investment securities and disposal of branch properties, were up strongly for the seventh consecutive year to approximately $26.5 million in 2001, a $3.3 million or 14.0% improvement over 2000. Noninterest income, excluding transactions related to investment securities and disposal of branch properties, as a percent of operating income was 20.3% in 2001, an increase of one percentage point from the prior year.

The largest segment of the company's recurring noninterest income is the wide variety of fees earned from general banking services, which reached $13.8 million in 2001, up 11.8% from the prior year. This segment contributed 52% of noninterest income, excluding net investment securities gains (losses) and disposal of branch properties. Highlighting this increase was a large rise in service charges on deposit accounts and overdraft fees, which increased by $1.8 million, a 24% growth rate over $7.6 million in 2000. This reflects the company's 2001 acquisitions, including a fee schedule increase in the First Liberty market. Offsetting this increase was a decline of $387,000 in revenue from electronic banking products due to a change in the company's VISATM affiliation.

Mortgage banking fees were up strongly at $653,000 in 2001, an increase from $340,000 in the prior year. The primary reason for the increase was the sharp rise in loans sold on the secondary market to $43.6 million from $9.5 million in 2000, as driven by a decline in capital market rates. This change is reflected in an increase in mortgage servicing rights from $526,201 in 2000 to $567,013 this year. Loan servicing fees (a component of mortgage banking income) were $312,000 in 2001, up 30.5% from the previous year on a serviced loan portfolio of approximately $120 million, consisting of 2,007 loans.

Fees from the financial services segment of noninterest income rose $1.8 million or 16.9% in 2001 to $12.7 million. As a whole, financial services now comprise 48% of total noninterest income, excluding net investment securities gains (losses). Strength in revenue from record keeping and consulting services provided by EBT/BPA (our pension administration business working in concert with the bank's employee benefit trust service), offset a reduction in personal trust revenues, that was caused by lower estate fees (which periodically fluctuate) and transfer of mutual fund sales commissions now being earned through the company's broker-dealer, Community Investment Services, Inc. (CISI). Growth in CISI revenues was consistent with an expanded force of financial consultants, which numbered 20 at year end, including four in the recently acquired (and formerly underserved) First Liberty franchise. The rise in revenues at investment manager Elias Asset Management reflects the full year impact of the firm, which was acquired in second quarter 2000. Lastly, commissions from insurance products increased slightly due to greater sales by financial consultants and a higher dividend from the underwriter of CBSI's creditor life insurance products.

Assets under management from the company's several financial services businesses dipped slightly to $1.39 billion in 2001 compared to $1.42 billion in the prior year, largely reflective of reduced equity market levels. Overall, financial services contributed $2.8 million or 9.3% of the company's pretax net income this year (before allocation of indirect corporate expense), reflecting nearly a 22% return on revenue. In 2000, the net income contribution was $2.9 million or 8.3%, with a return on revenue of almost 27%. The decrease in earnings and return on revenue was caused by front-end recruiting payments to new financial consultants and reduced fees on products tied to equity assets under management.

Lastly, income from periodic transactions in 2001 largely includes $2.5 million in gains taken on $118.7 million in investment sales, with the net proceeds used to pre-pay $95.0 million in high-cost FHLB borrowings at a $2.7 million premium. This amount compares to losses of $159,000 last year. The investment gains and losses taken over the last two years are illustrative of the company's active management of its investment portfolio to achieve a desirable total return and a targeted level of combined interest income and securities gains (losses) across financial market cycles.

The following table sets forth selected information by category of noninterest income for the company for the years and quarters indicated.

-----------------------------------------------------------------------------------------------------
(000's omitted)                                    Years ended December 31,         Quarters ended
                                                                                      December 31,
-----------------------------------------------------------------------------------------------------
                                                  2001       2000        1999        2001        2000
                                                  ----       ----        ----        ----        ----
Personal trust                                $  1,821   $  2,120    $  1,956    $    413    $    591
EBT/BPA                                          3,927      2,992       2,586       1,130         777
Elias Asset Management                           3,713      3,091           0         815       1,052
Insurance                                        1,043        845         730         115          92
Other investment products                        2,164      1,788       1,268         523         468
-----------------------------------------------------------------------------------------------------
     Total financial services                   12,668     10,836       6,540       2,996       2,980

Electronic banking                               1,469      1,857       1,585         416         461
Mortgage banking                                   653        340         453         290          88
Commercial leasing                                  34         41          59           1           9
Deposit service charges                          4,183      4,036       4,056       1,121       1,016
Overdraft fees                                   5,183      3,827       3,197       1,542         971
Commissions                                      2,259      2,231       2,206         461         557
-----------------------------------------------------------------------------------------------------
     General banking services                   13,781     12,332      11,556       3,831       3,102

Miscellaneous revenue                               13         35          57           9           4
-----------------------------------------------------------------------------------------------------

     Total noninterest income excluding
       investment security gain (loss), net     26,462     23,203      18,153       6,836       6,086

Investment security gain (loss), net             2,546       (159)       (413)        (13)          0
Disposition of branch properties                    75         81           0          75          81
-----------------------------------------------------------------------------------------------------
     Total noninterest income                 $ 29,083   $ 23,125    $ 17,740    $  6,898    $  6,167
=====================================================================================================

Non-interest income as a percentage of
operating Income (excludes investment
security gain (loss), net and disposal of
branch properties)                                20.3%      19.3%       16.2%       19.2%       20.1%

Noninterest Expense

Noninterest expense or overhead rose $18.1 million or 25.5% in 2001. Excluding acquisition expenses related to Citizens National Bank of Malone (CNB), First Liberty (FLIB), and FleetBoston branches, noninterest expense was up $10.0 million or 14.1% in 2001. This year's overhead of $89.0 million as a percent of average assets was 3.08%, up from 2.77% in 2000. Excluding amortization of intangible assets, which is a significant non-cash expense for the company and virtually non-existent for its peer group, CBSI's noninterest expense ratio was 2.85% in 2001 compared to 2.98% for peers.

For CBSI as a whole, higher personnel expense accounted for 32% of 2001's increase in overhead, with personnel costs up 15.7% as a result of the three acquisitions. The remainder of the increases in salary, benefit, and payroll tax expense reflect modest annual merit awards for employees. Total full-time equivalent staff at year-end 2001 was 1,115 versus 927 at year-end 2000, up as the result of the 2001 acquisitions and their related impact on selected back office and administrative staffing.

Nonpersonnel expense rose $12.3 million or 36.0% in 2001. Excluding acquisition-related expenses, nonpersonnel expense rose $5.7 million or 16.6% in 2001. This was largely caused by increases in intangible amortization, up $1.8 million or 36.5%; occupancy expense, up $1.0 million or 20.4%; equipment expense, up $851,000 or 16.3%; and data processing, up $729,000 or 13.7%. The increase in intangible amortization was due to the Citizens and FleetBoston acquisitions and a full year of the Elias Asset Management acquisition. Occupancy expenses increased largely due to the impact of the Citizens branches acquired in January and the Fleet branches acquired in November of 2001. Higher equipment expenses were related to higher service contract costs and depreciation expense due to the additional number of branches in 2001. Increases in data processing relates to higher Fiserv processing fees, data line charges and check processing expenses.

The efficiency ratio is defined at two levels. The nominal ratio is total overhead expense divided by operating income (full tax-equivalent net interest income plus noninterest income, excluding net securities gains and losses). The adjusted or recurring efficiency ratio additionally excludes one-time expense and intangible amortization (a non-cash expense) as well as all one-time noninterest income; over the last five years, these one-time income items have related to the disposal of branch properties. The lower the ratio, the more efficient a bank is considered to be.

In 2001, the recurring efficiency ratio increased 2.3 percentage points to 56.9%. Management believes it is more meaningful to use the recurring ratio to compare to national norms, because as mentioned above, most of the company's peers do not have intangible expense to the significance that CBSI has. On that basis, CBSI's ratio is more favorable than the peer bank ratio of 62.8% based on data available as of September 30, 2001. These results only partially reflect the full year impact of the $3.2 million in annual cost savings implemented in mid second quarter 2001 in the First Liberty market, including the associated benefit of streamlining our operations functions by eliminating duplicate loan and deposit processing units in Canton and Olean, NY. However, because of the surge in volumes being processed as a result of the former FleetBoston branches, fourth quarter 2001 part-time and overtime costs were some $105,000 higher than in the same period a year earlier, representing a .3% lag in lowering the efficiency ratio. As experience in handling this additional work is gained, improvement in the efficiency ratio is expected.

By the nature of the company's financial services businesses, the efficiency ratio of those activities was 75.3% in 2001 compared to 71.4% in the prior year. The efficiency ratio of the company's banking activities was 54.9% this year compared to 52.9% in 2000. As discussed above, the efficiency ratio is expected to improve for both businesses in 2002.

Acquisition and unusual expenses, which are excluded from the recurring efficiency ratio calculation, totaled $8.2 million in 2001. The largest items comprising the 2001 expenditures include $1.5 million in severance expense for First Liberty; $3.2 million in professional and consulting fees; $1.3 million in postage, printing, and check replacement costs; $1.3 million in data processing conversion costs and obsolete software write-offs; and $.9 million in a wide variety of other nonrecurring expenses.

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

----------------------------------------------------------------------------------
(000's omitted)                       Years ended December 31,      Quarters ended
                                                                     December 31,
----------------------------------------------------------------------------------
                                      2001      2000      1999      2001      2000
                                      ----      ----      ----      ----      ----
Personnel expense                  $41,045   $36,743   $33,693   $10,724   $ 9,394

Net occupancy expense                6,122     5,084     4,871     1,568     1,316

Equipment expense                    6,075     5,224     4,932     1,659     1,326

Legal and professional fees          2,304     2,336     2,426       680       572

Data processing expense              4,436     4,526     4,125     1,161     1,109

Amortization of intangibles          6,679     4,891     4,723     2,137     1,281

Stationary and supplies              1,995     1,711     1,802       591       447

Deposit insurance premiums             346       278       183        92        69

Acquisition and unusual expenses     8,164       400         0     2,046       398

Other                               11,873     9,741    10,023     3,290     2,577
----------------------------------------------------------------------------------
    Total noninterest expense      $89,039   $70,934   $66,778   $23,948   $18,489
==================================================================================

Total operating expenses as
  a percentage of average assets      3.08%     2.77%     2.83%     3.13%     2.80%

Efficiency ratio (1)                  56.9%     54.6%     55.5%     55.6%     55.4%

(1) Noninterest expense excluding nonrecurring items and amortization of deposit intangibles divided by operating income excluding all nonrecurring items.

Income and Income Taxes

Income before taxes and extraordinary item in 2001 was $29.6 million, down 15.2% over the prior year's amount. When income is recast as if all tax-exempt revenues were fully taxable on a federal basis, 2001's results fell by $4.4 million or 10.6% to $36.9 million before tax.

The main reasons for the decline in pretax earnings were the $8.2 million in acquisition and unusual expenses, partially offset by $2.5 million in net investment security gains associated with the company's three 2001 acquisitions in January, May, and November. Favorable increases in net interest income, up $7.1 million or 7.4% (full tax-equivalent basis) related to strong earning asset growth (up 9.9% or $236.8 million on average), and a $3.3 million or 14.0% climb in noninterest income, excluding net securities gains (losses), helped partially offset a portion of the acquisition related expenses.

The company's combined effective federal and state tax rate decreased one percentage point this year to 29.0%. The decrease resulted from effective tax planning, principally because of increased purchases of tax-exempt municipal investments and other earning asset strategies during the year.

Capital

Shareholders' equity ended 2001 at $268 million, up 33% from one year earlier. This improvement reflects earnings for the year, the positive change in market value adjustment (MVA) of the bank's available-for-sale investments, an additional 952,000 in common shares issued in conjunction with the company's January whole bank purchase of Citizens National Bank of Malone, and 1.3 million shares issued in the fourth quarter of 2001 to support the mid-November purchase of 36 branches from FleetBoston Financial, offset by dividends paid to shareholders. Excluding the MVA in both 2000 and 2001, capital rose by $61.8 million or 31.6%. Shares outstanding grew by 2.3 million during the year due to the aforementioned issuance of stock and the exercise of stock options.

The company's ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," increased slightly from one year ago to 6.73%. This reflects the combined impact of the additional shares of common stock and approximately $50 million in floating rate trust preferred stock raised to support the FleetBoston branch acquisition, which more than offset greater intangibles resulting from acquisitions. The total capital to risk-weighted assets ratio increased 106 BPs during 2001 to 12.76% as of year-end compared to the 10% minimum requirement for "well-capitalized" banks. The tangible equity/tangible assets ratio ended the year at 4.09% versus 5.65% at December 31, 2000. The company is confident that capital levels are being prudently balanced between regulatory and investor perspectives.

Cash dividends declared on common stock in 2001 of $12.6 million represented an increase of 24.3% over the prior year. This growth largely reflects the aforementioned increase in the number of shares. The quarterly dividend per share at $.27 remained unchanged from the level established in third quarter 2000.

CBSI's dividend payout ratio for the year was 65.7% compared to 40.6% in 2000, temporarily higher than the company's targeted payout range for dividends on common stock of 30-40%. Its payout ratio has historically been strong relative to peers, and for 2001, the ratio was in the 95th peer percentile. The large increase in the payout ratio reflects maintenance of the dividend despite the 23.2% decrease in net income from the prior year, which was largely due to one-time acquisition expense.

Loans

The amounts of the bank's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

---------------------------------------------------------------------------------------------------------
                                                                  As of December 31,
(000's omitted)                                2001         2000         1999         1998         1997
---------------------------------------------------------------------------------------------------------
Real estate mortgages:
     Residential                           $  712,550   $  579,562   $  543,195   $  453,307   $  451,633
     Commercial loans secured by real
      estate                                  272,157      243,429      225,822      200,435      165,813
     Farm                                      20,851       20,472       18,324       13,205       11,195
---------------------------------------------------------------------------------------------------------
          Total                             1,005,558      843,463      787,341      666,947      628,641

Commercial, financial, and agricultural:
     Agricultural                              25,191       26,523       27,758       22,737       23,999
     Commercial and financial                 274,734      237,462      219,600      227,932      188,680
---------------------------------------------------------------------------------------------------------
          Total                               299,925      263,985      247,358      250,669      212,679

Installment loans to individuals              399,368      395,226      390,450      365,141      348,823
Other loans                                    28,237       14,205        2,043       12,626       16,608
---------------------------------------------------------------------------------------------------------

Gross loans                                 1,733,088    1,516,879    1,427,192    1,295,383    1,206,751

Less: Unearned discount                           218        1,002        1,419        2,248        2,945
---------------------------------------------------------------------------------------------------------
          Net loans                         1,732,870    1,515,877    1,425,773    1,293,135    1,203,806

          Reserve for loan losses              23,901       20,035       18,528       17,059       16,996
---------------------------------------------------------------------------------------------------------

Loans, net of reserve for loan losses      $1,708,969   $1,495,842   $1,407,245   $1,276,076   $1,186,810
=========================================================================================================

Loans outstanding, net of unearned discount, reached a record $1.733 billion as of year-end 2001, up over $217 million or 14.3% compared to twelve months earlier. About $173 million or 80% of 2001's growth came from 36 branches acquired in mid-November from FleetBoston Financial, while $53 million came from the company's whole bank purchase of Citizens National Bank of Malone in January (both loan figures reflecting slight run-off since acquisition date.)

Excluding the 2001 acquisitions, total loans declined by $9 million or .6 %. CBNA's New York franchise grew $29 million or 2.6% during the year to $1.128 million. In contrast, the Pennsylvania franchise decreased by $19 million or 4.8% to $379 million at year end. None of these figures include $43.6 million in mortgages originated within our local markets and sold in the secondary market to FNMA. Had these loans not been sold, loan growth excluding acquisitions would have been $35 million or 2.3%.

The company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. Approximately 63% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. Over the last several years, the growth rate of CBSI's commercial business loans has exceeded that of loans to individuals, and even within this sector there is a high degree of diversification. The bank's business loans are typically for amounts under $100,000, accounting for 85% of our customers but only 25% of our commercial loans outstanding. About 30% of our commercial portfolio is comprised of loans between $250,000 and $1 million (about 5% of our customers), while loans over $1 million comprise another 30% of the portfolio (1.1% of our customers). The portfolio contains no credit card receivables.

The "Nature of Lending" table below recasts the company's loan portfolio into four major lines of business. The increase in consumer direct loans contributed 60% of the $217 million in total loan growth in 2001 and business lending accounted for 31%. A smaller 12% share of this year's total loan increase came from consumer mortgages while consumer indirect loans declined slightly. The following more fully discusses the underlying reasons for changes in each of the company's four major lending activities or lines of business.

                                Nature of Lending
                                 Mix at Year End
                                ($ million and %)

             -----------------------------------------------------
                                   2001     Mix      2000     Mix
             -----------------------------------------------------
             Consumer Mortgage   $  444    25.6%   $  417    27.5%
             Business Lending       644    37.2%      577    38.1%
             Consumer Indirect      248    14.3%      256    16.9%
             Consumer Direct        397    22.9%      266    17.5%
             -----------------------------------------------------
               Total Loans       $1,733   100.0%   $1,516   100.0%
             =====================================================

The combined total of general-purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans is characterized as the company's business lending activity. At $644 million, this segment represents 37% of loans outstanding at year-end. Outstandings climbed over $67 million or 12% in 2001 and largely resulted from $44 million in loans acquired from FleetBoston Financial, $17 million in loans (reduced by run-off since acquisition date) acquired from Citizens National Bank of Malone, and $28 million in growth from the New York market areas. Despite the softening economy, the bank was able to slightly grow business lending excluding acquired loans due to persistent business development efforts and the strength of its existing customer base. Turnover in staff in the First Liberty market and run-off of several large transactions due to refinancing with institutional lenders resulted in a $23 million decrease in Pennsylvania-based loans.

CBNA's total commercial portfolio is broadly diversified by industry type with the largest shares being in commercial real estate (16%), services (13%), and health care (11%); followed by auto dealers and agriculture (8% each), hotel/eating/drinking, manufacturing, and retail trade (7% each); and construction and transportation (6% each). Miscellaneous industries make up the balance at 11%.

Demand for installment debt indirectly originated through automobile, marine, and mobile home dealers fell modestly in 2001. Outstandings ended the year 3% or $8 million lower, primarily resulting from reduced demand in certain of our market places and less new car financing due to significant discounting offered by the major manufacturers. This portfolio segment, of which 91% relates to automobile lending (75% of the vehicles are used versus 25% new), constitutes 14% of total loans outstanding. Indirect loans in the company's First Liberty franchise increased $6.6 million (up 23%), in contrast to a $15.8 million decrease (down 6.9%) in the New York markets excluding acquisitions. About $1.5 million in indirect loans was obtained via acquisition in 2001.

The segment of the company's loan portfolio committed to consumer mortgages is predominantly fixed (95%) versus adjustable rate (5%) residential lending. It accounts for $444 million or 26% of total loans outstanding. Growth during the year of $27 million or 6.4% in 2001 resulted from $28 million in loans (including subsequent growth) acquired from Citizens National Bank of Malone and nearly $13 million generated in the New York franchise, less $14 million in run-off in Pennsylvania. Growth in the core mortgage portfolio (prior to acquisitions) is lower than it could have been had it not been for a program that began in mid-1994 to sell selected fixed rate originations in the secondary market. The purpose of this program, with sales of $43.6 million in 2001 and $9.5 million in 2000, is to develop a meaningful source of mortgage banking income (which reached $653,000 in 2001) as well as to provide an additional tool to manage interest rate risk.

The direct consumer lending activity increased 49% or $131 million in 2001 to $397 million. Acquired loans in this segment included $7 million from Citizens National Bank of Malone and $133 million from Fleet Boston (nearly all of which were home equity financing). The weak economy enabled a relatively small $6 million increase in the core New York markets, while the First Liberty market was more adversely affected (down $15 million), which management considers a consequence of the Pennsylvania bank going through its change of ownership during 2001. This line of business is comprised of conventional installment loans (including some isolated installment lending to small businesses), personal loans, student loans (which are sold once principle repayment begins), and borrowing under variable and fixed rate home equity lines of credit. The consumer direct segment as a percent of total loans was 23%, compared to 18% in 2001.

The following table reconciles the differences between the line of business loan breakdown reflected above as compared to regulatory reporting definitions reflected on the Call Report and the table at the beginning of this section.

                                                 Line of Business as of December 31, 2001
-----------------------------------------------------------------------------------------------------
(000's omitted)                        Consumer    Consumer     Consumer       Business       Total
                                        Direct     Indirect     Mortgages       Lending       Loans
-----------------------------------------------------------------------------------------------------
     Regulatory Reporting
     Categories
     Loans secured by real estate
        Residential                    $234,863                  $440,826       $36,861      $712,550
        Commercial                           56                     2,838       269,263       272,157
        Farm                                 34                                  20,817        20,851
     Agricultural loans                     514                                  24,677        25,191
     Commercial loans                    10,002                                 264,732       274,734
     Installment loans to
     individuals                        144,383    $248,592           103         6,290       399,368
     Other loans                          7,042                                  21,195        28,237
-----------------------------------------------------------------------------------------------------

     Total loans                        396,894     248,592       443,767       643,835     1,733,088

     Unearned discount                     (218)                                                 (218)
-----------------------------------------------------------------------------------------------------

     Net loans                         $396,676    $248,592      $443,767      $643,835    $1,732,870
=====================================================================================================


Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of loans outstanding as of December 31, 2001, which, based on remaining scheduled payments of principal, are due in the periods indicated:

                                                       At December 31, 2001
-------------------------------------------------------------------------------------------
                                       Maturing in  Maturing After   Maturing
                                       One Year or  One But Within  After Five   Total Book
(000's omitted)                           Less       Five Years       Years        Value
-------------------------------------------------------------------------------------------
Commercial, financial, and agricultur   $  129,060   $   77,427   $   93,438   $  299,925

Real estate - mortgage                      25,529      113,439      866,590    1,005,558

Installment                                 28,370      243,936      155,081      427,387
-------------------------------------------------------------------------------------------

               TOTAL                    $  182,959   $  434,802   $1,115,109   $1,732,870
===========================================================================================

The following table sets forth the sensitivity of the loan amounts to changes in interest rates.

                                               At December 31, 2001
---------------------------------------------------------------------------
000's omitted)                         Fixed Rate   Variable Rate   Total
---------------------------------------------------------------------------

Due in one year or less                  $99,382      $83,577      $182,959
Due after one year but within five
years                                     74,222      360,580       434,802
Due after five years                     614,997      500,112     1,115,109
---------------------------------------------------------------------------
  TOTAL                                 $788,601     $944,269    $1,732,870
===========================================================================

Nonperforming Assets/Risk Elements

The following table presents information concerning the aggregate amount of nonperforming assets:

                                                                        As of December 31,
----------------------------------------------------------------------------------------------------------
                                                         2001       2000       1999       1998       1997
----------------------------------------------------------------------------------------------------------
(000's omitted)
Loans accounted for on a nonaccrual basis              $ 7,186    $ 5,473    $ 6,112    $ 4,213    $ 2,992

Accruing loans which are contractually past due 90
     days or more as to principal or interest
     payments                                            1,914      1,930      1,201      1,958      3,078
----------------------------------------------------------------------------------------------------------

          Total nonperforming loans                      9,100      7,403      7,313      6,171      6,070

Loans which are "troubled debt restructurings" as
     defined in FASB No. 15 "Accounting by Debtors
     and Creditors for Troubled Debt Restructurings"        75        116        122        134          0

Other real estate                                        1,427      1,293      1,442      1,661      1,834
----------------------------------------------------------------------------------------------------------

          Total nonperforming assets                   $10,602    $ 8,812    $ 8,877    $ 7,966    $ 7,904
==========================================================================================================

Ratio of allowance for loan losses to period-end
     loans                                                1.38%      1.32%      1.30%      1.32%      1.41%

Ratio of allowance for loan losses to
     period-end nonperforming loans                      262.6%     270.6%     253.4%     276.4%     280.0%

Ratio of allowance for loan losses to
     period-end nonperforming assets                     225.4%     227.4%     208.7%     214.1%     215.0%

Ratio of nonperforming loans to period-end loans           .53%       .49%       .51%       .48%       .50%

Ratio of nonperforming assets to period-end
     total loans and other real estate                    0.61%      0.58%      0.62%      0.62%      0.66%

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

Provision and Reserve for Loan Losses

Nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 2001 at $9.1 million. This level is approximately $1.7 million or 23% higher than one year earlier, primarily due to increases in commercial and residential mortgage loan nonaccruals. The ratio of nonperforming loans to total loans rose a modest 4 basis points from twelve months earlier to ..53%. As of September 30, 2001, when the nonperforming loan ratio stood at .54%, the company's asset quality was better than the peer level of .79%. The ratio of nonperforming assets (which additionally include troubled debt restructuring and other real estate) to total loans plus OREO increased to .61%, up 3 basis points from one year earlier.

Total delinquencies, defined as loans 30 days or more past due and nonaccruing, finished the year at 1.93% as a percent of total loans outstanding compared to 1.84% in 2000. As of year-end 2001, total delinquencies for commercial loans, installment loans, and real estate mortgages were 1.98%, 2.60%, and 1.32%, respectively. These measures compare to delinquencies of peer bank holding companies as of September 30, 2001 of 2.30%, 1.97%, and 1.43%, respectively. As of September 30, 2001, the delinquency ratio was slightly higher than the norm at 1.96% versus peers at 1.81%.

Commercial loan net charge-offs improved in 2001, totaling $2.0 million or .33% of average commercial outstandings versus $3.1 million and .58% in 2000. Consumer installment net charge-offs rose to $4.4 million and 1.03% of average installment loans outstanding, up $1.4 million and 32 basis points, respectively, from 2000's level. The increase by dollar amount was greater in the indirect installment portfolio (loans originated largely through automobile dealer show rooms) than the direct installment portfolio, though the increase in the charge-off ratio for each component was approximately the same. Mortgage net charge-offs were de minimus in both years. In total, net charge-offs for 2001 were higher by $369,000 or 6.0%, finishing the year at $6.6 million versus $6.2 million in 2000. As a percentage of average loans, net charge-offs were unchanged from last year at .42%. Gross charge-offs rose 15.8% to $8.7 million, or .55% of average loans outstanding versus .51% in 2000. This year's recoveries increased sharply to $2.1 million, representing 28% of prior year gross charge-offs compared to 21% in 2000. As of September 30, 2001, the bank's total net charge-off ratio of .38% was in the 74th peer percentile based on the peer norm of .26%.

Management continually evaluates loan loss reserve adequacy from a variety of perspectives, including overall economic conditions, concentration of the loan portfolio by industry and loan type, and individual customer condition. The loan loss reserve was increased to $23.9 million versus $20.0 million in 2000, including $3.4 million related to the $177 million in loans associated with the acquired FleetBoston branches and the $59 million in loans associated with the Citizens acquisition. Of this latter increment to the reserve, $787,000 related to Citizens was offset by an increase to goodwill while the $2.565 million related to FleetBoston was offset by an increase to other intangibles.

As a percent of total loans, the loss reserve ratio increased to 1.38% for year-end 2001 versus 1.32% last year. As of September 30, 2001, the reserve ratio at 1.35% was at the peer median and coverage of nonperforming loans at 247% was above the norm in the 62nd percentile. Management believes the year-end coverage at 263% to be adequate in light of the probable losses in the company's loan portfolio.

As a percentage of average loans, through September 30, 2001, the annualized loan loss provision at .40% was slightly above the peer norm of .37%. The loss provision ratio decreased from .52% in 2000 to .45% for all of this year. Due to lower net charge-offs in 2001 and management's assessment of the probable losses in the loan portfolio, loan loss provision expense decreased by $625,000 or 8.1% in 2001. Loan loss provision expense covered net charge-offs by 108% this year versus 124% in 2000.

Summary of Loan Loss Experience

The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also, summarized are changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance.

                                                                        As of December 31,
---------------------------------------------------------------------------------------------------------------
                                                    2001         2000         1999         1998         1997
---------------------------------------------------------------------------------------------------------------
(000's omitted)
Amount of loans outstanding at end of period     $1,732,870   $1,515,877   $1,425,773   $1,293,135   $1,203,806
---------------------------------------------------------------------------------------------------------------

Daily average amount of loans (net of unearned
   discount)                                     $1,580,870   $1,484,945   $1,343,652   $1,257,059   $1,101,263
---------------------------------------------------------------------------------------------------------------

Balance of allowance for possible loan losses
   at beginning of period                        $   20,035   $   18,528   $   17,059   $   16,996   $   13,145
---------------------------------------------------------------------------------------------------------------

Loans charged off:
   Commercial, financial, and agricultural            2,310        3,273        1,218        1,011          733
   Real estate mortgage                                 290          246          272          280          846
   Installment                                        6,062        3,961        4,474        5,583        4,177
---------------------------------------------------------------------------------------------------------------
      TOTAL LOANS CHARGED OFF                         8,662        7,480        5,964        6,874        5,756

Recoveries of loans previously charged off:

   Commercial, financial, and agricultural              313          148          526          432          374
   Real estate mortgage                                  56          103           30           32           36
   Installment                                        1,709        1,014        1,021          810          569
---------------------------------------------------------------------------------------------------------------
      TOTAL RECOVERIES                                2,078        1,265        1,577        1,274          979
---------------------------------------------------------------------------------------------------------------

Net loans charged off                                 6,584        6,215        4,387        5,600        4,777

Additions to allowance charged to expense             7,097        7,722        5,856        5,663        5,080

Reserves on acquired loans (1)                        3,353            0            0            0        3,548
---------------------------------------------------------------------------------------------------------------

Balance at end of period                         $   23,901   $   20,035   $   18,528   $   17,059   $   16,996
===============================================================================================================

Ratio of net charge-offs to average loans
   outstanding                                         0.42%        0.42%        0.33%        0.45%        0.43%

(1) This reserve addition is attributable to loans purchased from Key Bank and Fleet Bank in 1997 and from Citizens National Bank of Malone and FleetBoston Financial Corporation in 2001.

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for probable losses within the following categories of loans as of December 31:

------------------------------------------------------------------------------------------------------------------------
                         2001                  2000                 1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------
                              Percent              Percent              Percent              Percent              Percent
                                of                   of                   of                   of                   of
                             Loans in             Loans in             Loans in             Loans in             Loans in
                               Each                 Each                 Each                 Each                 Each
                             Category             Category             Category             Category             Category
                                to                   to                   to                   to                   to
                  Amount of   Total    Amount of   Total    Amount of   Total    Amount of   Total    Amount of   Total
                  Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans
------------------------------------------------------------------------------------------------------------------------
(000's omitted, except percentages)
Commercial,
   financial, and
   agricultural     $14,445    17.3%     $ 7,386    17.4%     $ 5,850    17.3%     $ 7,441    19.3%     $ 6,619    17.6%

Real estate -
   mortgage             473    58.0%       1,635    55.6%       1,933    55.2%       1,751    51.5%       1,901    52.1%

Installment           8,912    24.7%       8,162    27.0%       7,474    27.5%       4,663    29.2%       4,703    30.3%

Unallocated              71                2,852                3,271                3,204                3,773
------------------------------------------------------------------------------------------------------------------------

Total               $23,901   100.0%     $20,035   100.0%     $18,528   100.0%     $17,059   100.0%     $16,996   100.0%
========================================================================================================================

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

                                Sources of Funds
                          Average 4th Quarter Balances
                                ($ million and %)

                                       2001     Mix      2000     Mix
             ---------------------------------------------------------
             IPC deposits            $2,130    78.3%   $1,713    70.9%
             Public funds               170     6.3%      236     9.8%
             Capital borrowings         419    15.4%      467    19.3%
             ---------------------------------------------------------

               Total funds sources   $2,719   100.0%   $2,416   100.0%
             =========================================================

The company's funding matrix continues to benefit from a high level of IPC deposits, which reached an all-time record for a fourth quarter average of $2.130 billion, an increase of $417 million or 24.3% over the comparable 2000 period. This is largely due to the $88 million in deposits acquired from Citizens National Bank of Malone in January 2001 and the $470 million in deposits acquired from the 36 former FleetBoston branches in November 2001. IPC deposits are frequently considered to be a bank's most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and because they represent a working customer base with the potential to be cross-sold a variety of loan, deposit and other financial service-related products.

==============================================================================================================================
Deposit Mix
------------------------------------------------------------------------------------------------------------------------------
(000,000s omitted)            12/31/00   12/31/00      12/31/00    12/31/00   1/26/01       11/16/01       12/31/01   12/31/01
                                 NYS        PA           CBSI      Deposit    Citizens     FleetBoston       CBSI     Deposit
                              Franchise  Franchise   Consolidated    Mix     Acquisition   Branch Acq.   Consolidated   Mix
------------------------------------------------------------------------------------------------------------------------------
Non-Interest Bearing Demand     $  258     $   58        $  316      16%       $   19         $   76        $  448      18%

Interest Bearing Demand            132         26           158       8%           10             82           259      10%

Savings                            225         90           316      16%           23             32           378      15%

Money Market                       112         18           130       7%            3            112           291      11%

Time Deposits                      731        299         1,029      53%           33            169         1,170      46%
------------------------------------------------------------------------------------------------------------------------------
Total Deposits                  $1,458     $  491        $1,949     100%       $   88         $  470        $2,546     100%
==============================================================================================================================

Despite the 2001 acquisitions, the mix of CBSI's deposits changed only modestly. The time deposit mix dropped from 53% at the end of 2000 to 46% at the end of 2001, in part due to a lower relative mix in both the Citizens and FleetBoston acquisitions and due to a certain amount of movement out of time deposits by core customers who no longer wanted a maturity-based product. The money market mix increased from 7% to 11% due to the higher mix of money market accounts in the FleetBoston branches and due to time deposit runoff flowing into this category. No other deposit category mix changed by more than two percentage points.

Deposits of local municipalities decreased $66 million or 28% during the past year, with balances for fourth quarter 2001 averaging $170 million versus $236 million for the same 2000 quarter. Under New York State Municipal Law, the company is required to collateralize all local government deposits with
marketable   securities   from  its  investment   portfolio.   Because  of  this
stipulation, management considers this source of funding to be equivalent to capital market borrowings. As such, CBSI endeavors to price these deposits at or below alternative capital market borrowing rates. Consequently, levels of municipal deposits fluctuate depending on how competitive pricing compares to the aforementioned borrowing rates. It should be noted that utilization of municipal deposits has generally been flat to down over the last five years as a percent of total funding sources.

Capital market borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the company include the Federal Home Loan Bank of New York, Federal Reserve Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. Also considered as borrowings are the $30 million in fixed rate 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities (trust preferred) issued to support 1997's acquisitions, approximately $50 million in floating rate trust preferred raised to support the FleetBoston branch acquisition, and advances under a $10 million line of credit tied to the 90 day libor rate with a large regional commercial bank. Capital market borrowings averaged $419 million or 15% of total funding sources for fourth quarter 2001, a decline from the fourth quarter 2000 level of $467 million or 19% of total funding due to short-term borrowings being replaced with acquired deposits. As of December 31, 2001, only 15% or $40 million of capital market borrowings (excluding the aforementioned line of credit and trust preferred securities) had remaining terms of one year or less.

During third quarter 2001, approximately $36 million in investments was sold, resulting in $2.6 million in gains used to offset $2.7 million in penalties on prepaying $95 million in longer-term advances from the Federal Home Loan Bank. These borrowings were replaced by core deposits from the FleetBoston acquisition. The swap allowed the bank to reduce the overall cost of the $95 million in funds from 5.38% to 2.86%.

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated.

                                                          Years ended December 31,
-------------------------------------------------------------------------------------------------
                                               2001                 2000                1999
-------------------------------------------------------------------------------------------------
                                        Average    Rate      Average    Rate      Average    Rate
                                        Balance    Paid      Balance    Paid      Balance    Paid
-------------------------------------------------------------------------------------------------
(000's omitted, except rates)

Noninterest-bearing demand deposits   $  343,173   0.00%   $  304,107   0.00%   $  289,749   0.00%
Interest-bearing demand deposits         186,032   0.71%      162,065   0.91%      170,528   0.96%
Regular savings deposits                 344,906   2.11%      331,987   2.37%      347,870   2.40%
Money market deposits                    152,150   2.76%      128,112   3.38%      136,396   2.91%
Time deposits                          1,100,850   5.48%      991,754   5.66%      933,687   5.10%
-------------------------------------------------------------------------------------------------

Total average daily
amount of domestic deposits           $2,127,111   3.44%   $1,918,025   3.65%   $1,878,230   3.30%
=================================================================================================

The remaining maturities of time deposits in amounts of $100,000 or more outstanding at December 31, 2001 and 2000 are summarized below:

                                At December 31,
------------------------------------------------
                                2001       2000
------------------------------------------------
(000's omitted)

Less than three months       $ 78,601   $ 91,226

Three months to six months     37,193     52,618

Six months to one year         22,660     40,234

Over one year                  38,548     26,585
------------------------------------------------

          Totals             $177,002   $210,663
================================================

The following table summarizes the outstanding balance of short-term borrowings of the company for the years indicated.

                                                 At December 31,
------------------------------------------------------------------------
                                          2001        2000        1999
------------------------------------------------------------------------
(000's omitted)

Federal funds purchased                 $ 14,200    $ 48,730    $ 32,450
Term borrowings at banks (original
term)
     90 days or less                      31,100     151,100     129,000
     Over 90 days                          1,000           0     125,000
------------------------------------------------------------------------
          Balance at end of period      $ 46,300    $199,830    $286,450
========================================================================

Daily average during the year           $141,772    $258,985    $125,433
Maximum month-end balance               $268,600    $396,990    $361,450
Weighted average rate during the year       4.75%       6.51%       5.25%
Year-end average rate                       4.16%       7.23%       5.55%

Investments

The objective of CBSI's investment portfolio is to provide low-risk, quality assets to the balance sheet. This must be accomplished within the constraints of: (a) absorbing funds when loan demand is low or when acquisitions provide additional net funding sources, and infusing funds when loan demand is high; (b) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (c) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (d) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (e) generating a favorable return without undue compromise of the other requirements.

From December 31, 2000 to December 31, 2001, the book value of CBSI's investment portfolio increased $209 million or 22.9% to $1.1 billion, reflective of the purchase strategies described below, partially offset by strategic investment sales.

Early in 2001, prior to the First Liberty merger, the bank's balance sheet simulation work pointed to an exposure to rising rates. The inverted treasury yield curve was largely responsible for this profile. To minimize this exposure, premium collateralized mortgage obligations (CMOs) and premium mortgage backed pass throughs (MBSs) were purchased to improve the company's interest income as rates rise.

Following the First Liberty merger in May 2001 and the FleetBoston branch acquisition in November 2001, the asset/liability profile of the bank changed significantly due to the infusion of the long-term core deposits. The new liability structure shifted the bank's interest rate risk to one of greater exposure to falling interest rates. To protect against such risk, the bank began to purchase intermediate municipal bonds and agency securities with a minimum of five years of call protection.

Despite a falling rate environment, the 2001 steepening yield curve allowed for widening spreads over cost of funds on investment transactions. This situation created favorable opportunities to expand the company's investment portfolio, which increased $147 million on average (excluding Federal Funds sold) during the year. Two primary components of this expansion were a $140 million securities strategy made possible by First Liberty's ample capital position and additional purchases of $120 million from the excess cash provided by FleetBoston branch acquisition.

During 2001, approximately $119 million of investments was sold, resulting in net investment gains of approximately $2.5 million. About $83 million of the sales (resulting in a slight net loss) was related to repositioning of acquired investments from Citizens National Bank of Malone and First Liberty Bank Corp. The remaining $36 million in sales, which resulted in a $2.6 million gain, was used to offset penalties to prepay $95 million in Federal Home Loan Bank longer-term advances, which were replaced by core deposits from the FleetBoston branch acquisition. The swap allowed the bank to reduce the overall cost of the $95 million in funds from 5.38% to 2.86%.

Investment interest income in 2001 was $7.9 million or 12.4% higher than the prior year as a result of the higher outstandings, partially offset by a decrease in the average investment yield from 7.18% to 6.96%. The large volume of growth in 2001 being put on at declining market rates was the primary cause of the change in average investment yield. Through September 30, 2001, the tax equivalent investment yield was in the 91st peer percentile.

The composition of the portfolio continues to heavily favor U.S. Agency Debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and AAA-rated insured municipal bonds. As of year-end 2001, these four security types (excluding Federal Home Loan Bank stock and Federal Reserve Bank stock) accounted for over 95% of total portfolio investments (17%, 16%, 36% and 26% respectively). Excluding the First Liberty investment portfolio (much of which was sold to reposition the combined balance sheet), these four security types comprised 91% of total investments as of December 31, 2000 at 33%, 6%, 32% and 19%, respectively. At year-end 2001, the average life of the portfolio was 11 years (with callable agency and municipal securities considered to maturity) and the effective duration, which measures price sensitivity, was 5.20 years.

Since 1997, the company has utilized total return as its primary methodology for managing investment portfolio assets. Under this analytical method, shareholder value is maximized through both interest income and market value appreciation. For the third quarter of 2001 (prior to the FleetBoston branch acquisition), the bank's five-year total return at 8.00% was in the excellent 98th peer percentile per the Investment Performance Digest.

Because nearly all of the bank's investments are classified as available-for sale, any broad change in market value has a significant impact on book equity. As of year-end 2001, the pre-tax net market value gain over book value was $17.4 million (101.6 dollar price) versus a gain of $10.3 million as of year-end 2000. This positive change of $7.1 million added $4.3 million to book equity, or $0.33 per share outstanding as of December 31, 2001.

The following table sets forth the amortized cost and market value for the company's investment securities portfolio:

                                                                              At December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                          2001                       2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
(000's omitted)                                     Amortized                 Amortized                 Amortized
                                                    Cost/Book      Market     Cost/Book      Market     Cost/Book      Market
                                                      Value        Value        Value        Value        Value        Value
-------------------------------------------------------------------------------------------------------------------------------
Held to Maturity Portfolio

Obligations of states and political
subdivisions                                       $    7,608   $    7,832   $    5,351    $    5,451   $    5,042   $    5,084
-------------------------------------------------------------------------------------------------------------------------------

Total                                              $    7,608   $    7,832   $    5,351    $    5,451   $    5,042   $    5,084
===============================================================================================================================

Available for Sale Portfolio

U.S. Treasury securities and obligations of
U.S. government corporations and agencies          $  192,111   $  203,501   $  300,714    $  311,348   $  237,640   $  230,306

Obligations of states and political
subdivisions                                          282,109      277,593      164,110       165,609      154,129      144,342

Corporate securities                                   43,392       44,399       44,862        44,902       36,164       33,349

Collateralized mortgage obligations (CMO's)           400,100      403,780      273,382       271,825      266,042      258,847

Mortgage-backed securities                            173,978      179,786       98,363        98,024      114,251      112,445
-------------------------------------------------------------------------------------------------------------------------------

  Total                                             1,091,690    1,109,059      881,431       891,708      808,226      779,289

Equity securities (1)                                  25,863       25,863       29,986        29,986       29,851       29,851

Federal Reserve Bank common stock                       5,652        5,652        2,536         2,536        2,414        2,414
-------------------------------------------------------------------------------------------------------------------------------

  Total                                             1,123,205   $1,140,574      913,953    $  924,230      840,491   $  811,554
                                                                ==========                 ==========                ==========

Net unrealized gain/(loss) on available for sale       17,369                    10,277                    (28,937)
                                                   ----------                ----------                 ----------

GRAND TOTAL CARRYING VALUE                         $1,148,182                $  929,581                 $  816,596
                                                   ==========                ==========                 ==========

(1) Includes $24,700, $28,546 and $28,546 of FHLB common stock at December 31, 2001, 2000 and 1999, respectively.

The following table sets forth as of December 31, 2001, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

(000's omitted)                                                      At December 31, 2001
----------------------------------------------------------------------------------------------------------------
                                                              Amount        Amount
                                                             Maturing      Maturing
                                                              After         After
                                                Amount         One           Five
                                               Maturing        Year          Years        Amount
                                                Within          but           but        Maturing       Total
                                                 One          Within        Within         After       Amortized
                                               Year of         Five           Ten           Ten        Cost/Book
                                                 Less          Years         Years         Years         Value
----------------------------------------------------------------------------------------------------------------
Held to Maturity Portfolio

Obligations of states and political
subdivisions                                  $    3,385    $    2,481    $      727    $    1,015    $    7,608
----------------------------------------------------------------------------------------------------------------

Total                                         $    3,385    $    2,481    $      727    $    1,015    $    7,608
================================================================================================================

Weighted average yield (1)                          7.12%         7.65%         7.79%        12.30%         8.18%

Available for Sale Portfolio

U.S. Treasury securities and obligations of
  U.S.  government corporations and agencies  $      101    $   10,005    $  150,932    $   31,073    $  192,111

Obligations of states and political
   subdivisions                                    2,823        15,594        85,940       177,752       282,109

Corporate securities                                  49           746        10,070        32,527        43,392

Mortgage-backed securities and CMO's              88,372       285,925       107,808        91,973       574,078
----------------------------------------------------------------------------------------------------------------

Total                                         $   91,345    $  312,270    $  354,750    $  333,325    $1,091,690
================================================================================================================

Weighted average yield (1)                          5.81%         6.58%         6.77%         7.17%         6.76%

(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 35%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

Market Risk/Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices. The company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk, over both a short-term tactical and longer-term strategic time horizon, is an important component of the company's asset/liability management process, which is governed by policies established by its Board of Directors and reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Management Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the company's asset/liability management activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate level and trends.

As the company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the company in managing interest rate risk is income simulation. The analysis begins by measuring the impact of differences in maturity and repricing all balance sheet positions. Such work is further augmented by adjusting for prepayment and embedded option risk found naturally in certain asset and liability classes. Finally, balance sheet growth and funding expectations are added to the analysis in order to reflect the strategic initiatives set forth by the company.

Changes in net interest income are reviewed after subjecting the balance sheet to an array of treasury yield curve possibilities. The following reflects the company's one-year net interest income sensitivity based on asset and liability levels on December 31, 2001, assuming no growth in the balance sheet, and assuming an instantaneous 200 basis point increase and 150 basis point decrease in the prime rate, federal funds rate and the entire treasury yield curve.

                                REGULATORY MODEL
-------------------------------------------------------------------------------------
  Rate Change            Net Interest Income               Net Interest Income
In Basis Points  Dollar Change During First 12 Months  Percent Change from Flat Rates
   + 200 bp                  $2.1 million                          1.7%
   - 150 bp                 ($4.3 million)                        (3.6%)

The rising rate environment performs better than the falling rate environment due in large part to the increased 2001 level of core deposits, which are not as volatile in terms of rate movement as are other funding sources.

Given the steepness in slope of the treasury yield curve as of year-end 2001, a second group of simulations was performed based on what the company believes to be conservative levels of balance sheet growth--high single digit growth in loans and investments, and low single digit growth in deposits, augmented by any necessary increases in borrowings, with no growth in other major portions of the balance sheet. On that basis, a variety of scenarios was tested, including: A) raising short term rates (fed funds and prime) by 200 BP over a one year period while holding the long end of the treasury yield curve constant, and B) holding short term rates (fed funds and prime) constant, while flattening the long end of the treasury curve. Under these sets of assumptions, the bank's net interest income shows a mild level of sensitivity to the flattening of the yield curve.

                                          MANAGEMENT MODEL
----------------------------------------------------------------------------------------------------
         Rate Change                    Net Interest Income                Net Interest Income
       In Basis Points          Dollar Change During First 12 Months  Percent Change from Flat Rates
A) Increasing Short Term Rates             ($3.7 million)                         (2.8%)
B) Reducing Longer Term Rates                ($794,000)                           (.6%)

The preceding interest rate risk analysis does not represent a company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While the assumptions are developed based upon current economic and local market conditions, the company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on- and off-balance sheet funding are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days
(calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30- and 90-day time horizons. As of year-end
2001, this ratio was 18.3% and 17.8%, respectively, excluding the company's capacity to borrow additional funds from the Federal Home Loan Bank.

GAP REPORT
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES as of December 31, 2001

Volumes                       1-30          31-60         60-90           91-180       181-360        13-24
($000's)                      Days          Days           Days            Days          Days         Months
--------------------------------------------------------------------------------------------------------------
ASSETS:
Fixed Rate Debentures             --            --          5,000             --             --         28,457
Municipals                       321           133            457          2,645          2,989          2,769
Fixed Rate Mortgage               --            --             --             --             --             --
   Backed                      8,752         8,224          8,848         31,129         51,334         90,515
Other Investments                864            --             --             --            746             --
--------------------------------------------------------------------------------------------------------------
      Total Investments        9,937         8,357         14,305         33,774         55,069        121,741
--------------------------------------------------------------------------------------------------------------

Mortgages:
   Adjustable Rate               281           315          1,800          4,684         10,786          5,180
   Fixed Rate                 12,360        12,463         12,194         34,882         62,257         99,646
   Variable Home Equity       49,699        24,484            352         39,003            660             --
Commercial Variable          260,021         1,049          1,049          3,147          6,294         12,588
Other Commercial              48,488        10,159         10,226         31,080         64,014        115,093
Installment, Net              10,343        11,047         11,087         32,918         62,264        105,792
--------------------------------------------------------------------------------------------------------------
      Total Loans            381,192        59,517         36,708        145,714        206,275        338,299

Loan Loss Reserve                 --            --             --             --             --             --
Other Assets                      --            --             --             --             --             --
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                 391,129        67,874         51,013        179,488        261,344        460,040
Average Yield                   6.04%         7.29%          7.91%          7.99%          8.02%          8.02%
==============================================================================================================
LIABILITY AND CAPITAL

Demand Deposits                   --            --             --             --             --             --
Savings / NOW/MM               2,312         2,312          2,312        278,134         66,804         27,599
CD's / IRA / Other           132,669       111,706         86,619        246,767        349,541        148,874
--------------------------------------------------------------------------------------------------------------
      Total Deposits         134,981       114,018         88,931        524,901        416,345        176,473

Short Term Borrowings         14,200            --             --             --             --             --
Term Borrowing                31,100            --             --             --          1,000          6,000
Trust Securities              49,450            --             --             --             --             --
Other Liabilities                 --            --             --             --             --             --
Capital                           --            --             --             --             --             --
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
AND CAPITAL                  229,731       114,018         88,931        524,901        417,345        182,473
AVERAGE RATE                    4.98%         4.97%          4.78%          3.27%          3.63%          4.21%
==============================================================================================================
GAP                          161,398       (46,144)       (37,918)      (345,413)      (156,001)       277,567
CUMULATIVE GAP               161,398       115,254         77,336       (268,077)      (424,078)      (146,511)
CUMULATIVE GAP /
TOTAL ASSETS                     5.1%          3.6%           2.4%          -8.4%         -13.4%          -4.7%

Volumes                       25-36          37-60       Over 60
($000's)                     Months         Months        Months         TOTAL
-------------------------------------------------------------------------------
ASSETS:
Fixed Rate Debentures         64,951        83,006        10,688        192,102
Municipals                     2,649        12,344       266,308        290,615
Fixed Rate Mortgage
   Backed                     74,819       104,609       196,684        574,914
Other Investments              3,725            --        67,848         73,183
-------------------------------------------------------------------------------
      Total Investments      146,144       199,959       541,528      1,130,814
-------------------------------------------------------------------------------

Mortgages:
   Adjustable Rate                --            --            --         23,046
   Fixed Rate                 73,571       100,253       125,677        533,303
   Variable Home Equity           --            --            --        114,198
Commercial Variable           12,588        25,156            17        321,909
Other Commercial              50,749            --         2,860        332,669
Installment, Net              77,586        62,590        34,118        407,745
-------------------------------------------------------------------------------
      Total Loans            214,494       187,999       162,672      1,732,870

Loan Loss Reserve                 --            --       (23,900)       (23,900)
Other Assets                      --            --       371,049        371,049
-------------------------------------------------------------------------------
TOTAL ASSETS                 360,638       387,958     1,051,349      3,210,833
Average Yield                   7.75%         7.59%         3.82%          6.30%
===============================================================================
LIABILITY AND CAPITAL

Demand Deposits                   --            --       447,544        447,544
Savings / NOW/MM                  --            --       549,107        928,580
CD's / IRA / Other            42,353        48,665         2,652      1,169,846
-------------------------------------------------------------------------------
      Total Deposits          42,353        48,665       999,303      2,545,970

Short Term Borrowings             --            --            --         14,200
Term Borrowing                    --        63,750       161,603        263,453
Trust Securities                  --            --        28,819         78,269
Other Liabilities                 --            --        40,961         40,961
Capital                           --            --       267,980        267,980
-------------------------------------------------------------------------------
TOTAL LIABILITIES

AND CAPITAL                   42,353       112,415     1,498,666      3,210,833
AVERAGE RATE                    5.05%         5.82%         1.20%          2.74%
===============================================================================
GAP                          318,285       275,543      (447,317)
CUMULATIVE GAP               171,774       447,317            --
CUMULATIVE GAP /
TOTAL ASSETS                     5.4%         14.0%          0.0%


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

New Accounting Pronouncements

See Accounting Pronouncement Section of Note A of the notes to the Consolidated Financial Statements on page 48.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent accountant's reports of Community Bank System, Inc. and subsidiaries are contained on pages 41 through 64 of this item.

- Consolidated Statements of Condition--
  December 31, 2001 and 2000

- Consolidated Statements of Income - Years ended December 31, 2001, 2000, and 1999

- Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2001, 2000, and 1999

- Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999

- Notes to Consolidated Financial Statements -
  December 31, 2001

- Report of Independent Accountants

Quarterly Selected Data (Unaudited) for 2001 and 2000 are contained on page 65.

CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Share Data)

                                                                         December 31,    December 31,
                                                                             2001           2000
----------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                             $   106,554      $    76,456
    Federal funds sold                                                           --               --
----------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                             106,554           76,456

Investment securities
(approximate fair value of $1,148,406 and $929,681)                       1,148,182          929,581

Loans                                                                     1,732,870        1,515,877
    Reserve for loan losses                                                  23,901           20,035
----------------------------------------------------------------------------------------------------
Net loans                                                                 1,708,969        1,495,842

Premises and equipment, net                                                  53,266           40,941
Accrued interest receivable                                                  22,562           21,873

Core deposit intangibles, net                                                36,722           10,349
Goodwill, net                                                                19,814            5,902
Other intangibles, net                                                       85,806           38,983
----------------------------------------------------------------------------------------------------
Intangible assets, net                                                      142,342           55,234

Other assets                                                                 28,958           30,746
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $ 3,210,833      $ 2,650,673
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits
    Noninterest bearing                                                 $   447,544      $   316,162
    Interest bearing                                                      2,098,426        1,632,395
----------------------------------------------------------------------------------------------------
Total deposits                                                            2,545,970        1,948,557

    Federal funds purchased                                                  14,200           48,730
    Borrowings                                                              263,100          391,100
    Company obligated mandatorily redeemable
     preferred securities of subsidiaries,
     Community Capital/ Statutory
     Trust I-III, holding solely junior
     subordinated debentures of the Company                                  77,819           29,824
    Accrued interest and other liabilities                                   41,764           30,671
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         2,942,853        2,448,882
----------------------------------------------------------------------------------------------------
Shareholders' equity:
    Common stock no par $1.00 stated  value for 2001
     and 2000; 20,000,000 shares authorized; 12,902,812
     and 10,559,897 shares outstanding for 2001 and
     2000, respectively                                                      12,903           11,208
    Surplus                                                                  77,710           37,711
    Undivided profits                                                       170,472          163,917
    Accumulated other comprehensive income                                    7,281            5,966
     Treasury stock, at cost (0 and 648,100
     shares for 2001 and 2000, respectively)                                     --          (17,006)
    Shares issued under employee stock plan - unearned                         (386)              (5)
----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY
                                                                            267,980          201,791
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 3,210,833      $ 2,650,673
====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Per-Share Data)

                                                                                         Years Ended December 31
------------------------------------------------------------------------------------------------------------------------
                                                                                   2001           2000           1999
------------------------------------------------------------------------------------------------------------------------
Interest income:
Interest and fees on loans                                                       $ 132,014      $ 130,207      $ 115,603
  Interest and dividends on investments:
    Taxable                                                                         55,012         50,885         43,422
    Nontaxable                                                                      10,274          7,847          6,915
  Interest on federal funds sold and deposits with other banks                         550            635            550
------------------------------------------------------------------------------------------------------------------------
Total interest income                                                              197,850        189,574        166,490
------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                              73,163         69,921         61,902
  Interest on federal funds purchased                                                  883          3,411          1,637
  Interest on short-term borrowings                                                  5,855         16,304          7,993
  Interest on mandatorily redeemable preferred securities of subsidiaries            4,540          2,932          2,932
  Interest on long-term borrowings                                                  16,754          6,573          4,026
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                             101,195         99,141         78,490
------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                 96,655         90,433         88,000
Less:  Provision for loan losses                                                     7,097          7,722          5,856
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                 89,558         82,711         82,144
------------------------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                                                  3,080          3,251          3,010
  Service charges on deposit accounts                                                9,999          8,385          7,746
  Commissions on investment products                                                 6,085          4,924          1,288
  Other service charges, commissions and fees                                        6,944          6,507          5,814
  Other operating income                                                               429            217            295
  Investment security gain (loss), net                                               2,546           (159)          (413)
------------------------------------------------------------------------------------------------------------------------
Total other income                                                                  29,083         23,125         17,740
------------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                                    41,045         36,743         33,693
  Occupancy expense, net                                                             6,122          5,084          4,871
  Equipment and furniture expense                                                    6,075          5,224          4,932
  Amortization of intangible assets                                                  6,679          4,891          4,723
  Legal and professional fees                                                        2,304          2,336          2,426
  Data processing expenses                                                           4,436          4,526          4,125
  Acquisition and unusual expenses                                                   8,164            400             --
  Other                                                                             14,214         11,730         12,008
------------------------------------------------------------------------------------------------------------------------
Total other expenses                                                                89,039         70,934         66,778
------------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                                   29,602         34,902         33,106
Income taxes                                                                         8,891         10,003          9,444
------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                    20,711         24,899         23,662
Extraordinary loss on early retirement of long term borrowings,
  net of tax benefit of $1,077                                                       1,582             --             --
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $  19,129      $  24,899      $  23,662
========================================================================================================================
Earnings per share - Basic                                                       $    1.64      $    2.34      $    2.20
========================================================================================================================
Earnings per share - Diluted                                                     $    1.62      $    2.32      $    2.18
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Years ended December 31, 2001, 2000 and 1999
(In Thousands, Except Share Data)

                                                                 Common Stock
                                                            ----------------------
                                                              Shares                                   Undivided     Treasury
                                                            Outstanding      Amount       Surplus       Profits        Stock
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 10,855,964     $ 11,183     $ 36,995     $ 135,026     $  (9,152)

  Net income - 1999                                                                                      23,662


  Other comprehensive loss, before tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during period
       Reclassification adjustment for losses included in net income


  Other comprehensive loss, before tax:
  Income tax benefit related to other comprehensive loss

  Other comprehensive loss, net of tax

  Comprehensive income


  Dividends declared:
    Common, $.96 per share                                                                               (9,557)

  Common stock issued under employee stock plan                  23,306           23          687

   Treasury stock purchased                                    (221,500)                                               (5,567)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                 10,657,770     $ 11,206     $ 37,682     $ 149,131     $ (14,719)

  Net income - 2000                                                                                      24,899

  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period
       Reclassification adjustment for gains included in net income

  Other comprehensive income, before tax:
  Income tax expense related to other comprehensive income

  Other comprehensive income, net of tax

  Comprehensive income


  Dividends declared:
    Common, $1.04  per share                                                                            (10,113)

  Common stock issued under employee stock plan                   2,127            2           29

   Treasury stock purchased                                    (100,000)                                               (2,287)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                 10,559,897     $ 11,208     $ 37,711     $ 163,917     $ (17,006)

  Net income - 2001                                                                                      19,129

  Other comprehensive income, before tax:
    Minimum pension liability adjustment
    Unrealized gains on securities:
       Unrealized holding gains arising during period
       Reclassification adjustment for gains included in net income

  Other comprehensive income, before tax:
  Income tax expense related to other comprehensive income

  Other comprehensive income, net of tax

  Comprehensive income


  Dividends declared:
    Common, $1.08 per share                                                                             (12,574)

  Issuance of common stock                                    1,308,800        1,309       30,755

  Common stock issued under employee stock plan                  82,546           83        1,338

  Fractional shares redeemed                                       (431)          (1)         (12)

  Stock issued for acquisition                                  952,000          304        7,918                      17,006
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                 12,902,812     $ 12,903     $ 77,710     $ 170,472     $       0
==============================================================================================================================


                                                                                 Other          Employee
                                                            Comprehensive    Comprehensive     Stock Plan
                                                                Income           Income        - Unearned       Total
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                    $   5,047          $  (26)    $ 179,073

  Net income - 1999                                             $ 23,662                                         23,662
                                                                --------

  Other comprehensive loss, before tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during period           (37,745)
       Reclassification adjustment for losses included
             in net income                                           413
                                                                --------
  Other comprehensive loss, before tax:                          (37,332)
  Income tax benefit related to other comprehensive loss          14,704
                                                                --------
  Other comprehensive loss, net of tax                           (22,628)         (22,628)                      (22,628)
                                                                --------
  Comprehensive income                                          $  1,034
                                                                ========

  Dividends declared:
    Common, $.96 per share                                                                                       (9,557)

  Common stock issued under employee stock plan                                                        12           722

   Treasury stock purchased                                                                                      (5,567)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                                    $ (17,581)         $  (14)    $ 165,705

  Net income - 2000                                             $ 24,899                                         24,899
                                                                --------
  Other comprehensive income, before tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during period             39,053
       Reclassification adjustment for gains included
             in net income                                           159
                                                                --------
  Other comprehensive income, before tax:                         39,212
  Income tax expense related to other comprehensive income       (15,665)
                                                                --------
  Other comprehensive income, net of tax                          23,547           23,547                        23,547
                                                                --------
  Comprehensive income                                          $ 48,446
                                                                ========

  Dividends declared:
    Common, $1.04  per share                                                                                    (10,113)

  Common stock issued under employee stock plan                                                         9            40

   Treasury stock purchased                                                                                      (2,287)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                    $   5,966          $   (5)    $ 201,791

  Net income - 2001                                             $ 19,129                                         19,129
                                                                --------
  Other comprehensive income, before tax:
    Minimum pension liability adjustment                          (5,016)
    Unrealized gains on securities:
       Unrealized holding gains arising during period              9,638
       Reclassification adjustment for gains included
             in net income                                        (2,546)
                                                                --------
  Other comprehensive income, before tax:                          2,076
  Income tax expense related to other comprehensive income          (761)
                                                                --------
  Other comprehensive income, net of tax                           1,315            1,315                         1,315
                                                                --------
  Comprehensive income                                          $ 20,444
                                                                ========

  Dividends declared:
    Common, $1.08 per share                                                                                     (12,574)

  Issuance of common stock                                                                                       32,064

  Common stock issued under employee stock plan                                                      (381)        1,040

  Fractional shares redeemed                                                                                        (13)

  Stock issued for acquisition                                                                                   25,228
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                    $   7,281          $ (386)    $ 267,980
=======================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

(In Thousands)                                                                                       Years Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2001          2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                  $  19,129     $  24,899     $  23,662
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                                5,049         4,072         3,784
      Amortization of intangible assets                                                           6,679         5,050         4,995
      Net amortization of security premiums and discounts                                         2,229           439         3,720
      Amortization of discount on loans                                                            (199)         (311)         (587)
      Amortization of unearned compensation and discount on junior subordinated
      debentures                                                                                    276            16            18
      Provision for loan losses                                                                   7,097         7,722         5,856
      (Benefit) provision for deferred taxes                                                       (835)          412          (586)
      Extraordinary loss on early retirement of long-term borrowings                              1,582            --            --
      (Gain) loss on sale of investment securities                                               (2,546)          159           413
      Gain on sale of loans and other assets                                                       (283)         (236)         (202)
      Change in interest receivable                                                               1,276        (4,308)       (2,903)
      Change in other assets and other liabilities                                                5,349        (6,009)          932
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                   44,803        31,905        39,102
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of investment securities                                                  141,959        16,811        34,433
  Proceeds from maturities of held-to-maturity investment securities                              6,172         3,727         2,771
  Proceeds from maturities of available-for-sale investment securities                          205,135        51,799       227,072
  Purchases of held-to-maturity investment securities                                            (4,380)       (4,035)       (3,775)
  Purchases of available-for-sale investment securities                                        (514,132)     (142,671)     (328,223)
  Net change in loans outstanding                                                                12,607       (96,220)     (137,390)
  Premium paid on acquisition of business                                                        (1,830)       (6,134)           --
  Cash received in acquisitions                                                                 212,353            --            --
  Capital expenditures                                                                           (7,730)       (5,304)       (8,870)
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                            50,154      (182,027)     (213,982)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                             206,490         9,236       (46,092)
  Net change in certificates of deposit                                                        (166,998)       94,569        16,178
  Net change in federal funds purchased                                                         (34,530)       16,280        (7,250)
  Net change in term borrowings                                                                (139,532)       (7,900)      249,000
  Proceeds from issuance of redeemable preferred securities                                      47,967            --            --
  Issuance of common stock, net of issuance costs                                                32,837            29           396
  Treasury stock purchased                                                                           --        (2,287)       (5,567)
  Cash dividends paid                                                                           (10,980)       (9,998)       (9,463)
  Other financing activities                                                                       (113)         (101)          (93)
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities                                           (64,859)       99,828       197,109
-----------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                              30,098       (50,294)       22,229
  Cash and cash equivalents at beginning of year                                                 76,456       126,750       104,521
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 106,554     $  76,456     $ 126,750
===================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                                        $ 103,664     $  97,326     $  75,884
Cash paid for income taxes                                                                    $   8,082     $   9,876     $   8,983
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                                 $   3,482     $   1,888     $   1,773
Gross change in unrealized gains and (losses) on  available-for-sale securities               $   7,092     $  39,212     $ (37,332)
Minimum pension liability adjustment                                                          $   5,016     $      --     $      --
Bank and branch acquisitions:
  Fair value of assets acquired                                                               $ 382,560     $      --     $      --
  Liabilities assumed                                                                         $ 569,685     $      --     $      --
  Common stock issued, including treasury stock of $17,006                                    $  25,228     $      --     $      --
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. is a one bank holding company which wholly-owns six subsidiaries: Community Bank, N.A. (the Bank), Community Capital Trust I, II, Community Statutory Trust III subsidiary business trusts, Benefit Plans Administrative Services, Inc. (BPA), and Community Financial Services, Inc.
Closeout Corp. (CFSICC). Community Capital Trust I was formed in February 1997 for the purpose of issuing mandatorily redeemable convertible securities which are considered Tier I capital under regulatory capital adequacy requirements (see Note P). In July 2001, Community Capital Trust II and Community Statutory Trust III were formed to issue Company obligated pooled capital securities which are considered Tier I capital under regulatory capital adequacy requirements. BPA, located in Utica, New York, provides pension administration and consulting services to sponsors of defined benefit and defined contribution plans throughout New York State. CFSICC is an inactive company. The Bank operates 119 customer facilities throughout Northern New York, the Finger Lakes Region, the Southern Tier, Southwestern New York and Northern Pennsylvania, and owns the following subsidiaries: Community Financial Services, Inc. (CFSI), Community Investment Services, Inc. (CISI), CBNA Treasury Management Corporation (TMC), CBNA Preferred Funding Corporation (PFC), Elias Asset Management, Inc. (EAM) and First Liberty Service Corp. (FLSC). CFSI offers insurance investment products and CISI provides broker-dealer and investment advisory services. CFSI is expected to be consolidated into CISI in 2002. TMC operates the cash management, investment, and treasury functions of the Bank, and PFC primarily engages in investing of residential and commercial real estate loans. EAM, located in Williamsville, New York, provides asset management services to the general public. FLSC provides banking related services to the Pennsylvania branches of the Bank.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risk and Uncertainties

In the normal course of its business, the Company encounters economic and regulatory risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects potential changes in the value of collateral underlying loans, the fair value of investment securities and loans held for sale.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators' judgements based on information available to them at the time of their examinations.

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

The average cost method is used in determining the realized gains and losses on sales of investment securities, which are reported under other income as investment security gain (loss), net. Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity, estimated life, or earliest call date of the related security.

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

Interest on Loans and Reserve for Loan Losses

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

The reserve for loan losses reflects management's best estimate of probable loan losses in the Company's loan portfolio, considering evaluations of individual credits and concentrations of credit risk, changes in the quality of the credit portfolio, levels of nonaccrual loans, current economic conditions, changes in the size and character of the credit risks and other pertinent factors. The reserve is increased by provisions charged to expense and reduced by net charge-offs. A loan is considered impaired, based on current information and events, if it is probable that the Bank will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. The annual provision for depreciation is computed using the straight-line method in amounts sufficient to recognize the cost of depreciable assets over their estimated useful lives. Maintenance and repairs are charged to expense as incurred.

Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance plus settlement costs, or fair value less estimated costs of disposal. At December 31, 2001 and 2000, other real estate, included in other assets, amounted to $1,427 and $1,293, respectively.

Intangible Assets

Intangible assets represent principally core deposit value, goodwill and other intangibles arising from acquisitions. The Company periodically reviews the carrying value of intangible assets using fair value methodologies. Core deposit intangibles are being amortized principally on an accelerated basis over ten years and goodwill is being amortized on a straight-line basis over 15 to 25 years.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of transfer and are amortized in proportion to and over the period of estimated net servicing income or loss. The Bank uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Bank incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment using these same market assumptions. At December 31, 2001 and 2000, mortgage servicing rights, included in other assets, amounted to approximately $567 and $526, respectively.

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

Trust Department Assets

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Fees associated with providing trust management services are recorded on cash basis of income recognition and are included in other income. Assets under management at December 31, 2001 and 2000 were $1,385 and $1,417, respectively.

Earnings Per Share

Basic earnings per share is computed on the basis of actual weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilutive effect of outstanding common stock equivalents.

Treasury Stock

Treasury stock purchases are recorded at cost. During 2001, the Company issued 648,100 shares of treasury stock in connection with the acquisition of Citizens National Bank of Malone. During 2000, the Company purchased 100,000 shares of treasury stock at an average cost of $22.88. The Company purchases treasury stock primarily in order to have shares available for issuance under its incentive stock option, restricted stock award, and non-qualified stock option plans and for other strategic purposes.

Fair Values of Financial Instruments

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair values of investment securities, loans, deposits, and borrowings have been disclosed in footnotes C, D, G, and H, respectively.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangibles assets and supercedes APB Opinion No. 17, "Intangible Assets". The statement requires, beginning January 1, 2002, that the Company subject goodwill and other intangible assets to an annual impairment analysis to assess the need to write down the balances and recognize an impairment loss. In addition, amortization of goodwill will no longer be recorded upon adoption of this statement. Core deposit intangibles, net and other intangibles, net related to branch acquisitions totaling $122,528 at December 31, 2001 will continue to be amortized. The Company expects that the adoption of this pronouncement will reduce annual amortization expense by approximately $1,300.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, including long-term customer relationships of a financial institution, such as core deposit intangibles. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal year beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined what the impact of adopting SFAS No. 144 will have on the financial statements.

NOTE B:  ACQUISITIONS

FleetBoston Financial Corporation

On November 16, 2001, the Company acquired 36 branches from FleetBoston Financial Corporation with $470 million in deposits and $177 million in loans. The branches are located in the Southwestern and Finger Lakes Regions of New York. The results of the 36 branch operations have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company's core deposit funding increased, and the addition of new markets with expanded lending and financial service opportunities will enable the Company to grow in an increasingly competitive banking environment.

Citizens National Bank of Malone

On January 26, 2001, the Company acquired the $111-million-asset Citizens National Bank of Malone, an eighty-year-old commercial bank with five branches throughout Franklin and St. Lawrence counties in New York State. The Company issued 952,000 shares of its common stock to the former shareholders at a cost of $26.50 per share. All of the 648,100 shares held in the Company's treasury were issued in this transaction. The acquisition is being accounted for under the purchase method of accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date FleetBoston Financial Corporation and Citizens National Bank of Malone were acquired. The Company is in the process of finalizing third-party valuations of the fair value of loans and premises and equipment for the FleetBoston Financial Corporation acquisition; thus, the allocation of the purchase price may be subject to refinement.

                                      FleetBoston
                                       Financial   Citizens National
                                      Corporation    Bank of Malone       Total
                                      ------------------------------------------
Cash                                    $208,576        $  3,777        $212,353
Investments                                    0          46,029          46,029
Loans                                    177,014          58,768         235,782
Reserve for loan losses                    2,565             787           3,352
                                      ------------------------------------------
  Net loan                               174,449          57,981         232,430
Bank premises and equipment                8,068           1,495           9,563
Other assets                               1,226           1,355           2,581
Intangible assets                         78,646          13,311          91,957
                                      ------------------------------------------
  Total assets                          $470,965        $123,948        $594,913
                                      ==========================================

Deposits                                $470,250        $ 87,671        $557,921
Borrowings                                     0           9,950           9,950
Other liabilities                            715           1,099           1,814
                                      ------------------------------------------
  Total liabilities                     $470,965        $ 98,720        $569,685
                                      ==========================================

Of the $91,957 of intangible assets, $28,100 represents core deposit intangibles and is being amortized over a weighted-average useful life of 7 years; $13,311 is considered goodwill and will be evaluated annually for impairment; and the remaining $50,546 is considered other intangibles and is being amortized over 15 years. The other intangibles are expected to be deductible for tax purposes.

First Liberty Bank Corp.

On May 11, 2001, Company completed its acquisition of the $648-million-asset First Liberty Bank Corp. ("First Liberty"). Pursuant to the terms of the merger, each share of First Liberty stock was exchanged for .56 shares of the Company's common stock, which amounted to approximately 3.6 million shares. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the consolidated financial statements for the periods presented have been restated to include the combined results of operations, financial position and cash flows of the Company and First Liberty. Certain reclassifications were made to First Liberty's prior year financial statements to conform to the Company's presentation.

Results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                            For the Four Months    For the Twelve Months Ended
                              Ended April 30,             December 31,
------------------------------------------------------------------------------
                                   2001                 2000           1999
------------------------------------------------------------------------------
NET INTEREST INCOME:
Community Bank System, Inc.      $24,742              $71,209      $67,941
First Liberty Bank Corp.           6,112               19,224       20,059
------------------------------------------------------------------------------
Combined                         $30,854              $90,433      $88,000
==============================================================================

NET INCOME:
Community Bank System, Inc.      $ 5,874              $20,319      $17,635
First Liberty Bank Corp.           1,765                4,580        6,027
------------------------------------------------------------------------------
Combined                         $ 7,639              $24,899      $23,662
==============================================================================

Elias Asset Management, Inc.

On April 3, 2000, Community Bank System, Inc. acquired all the stock of Elias Asset Management, Inc. (EAM) for cash of $6.1 million. Additional consideration of $1.9 million was recognized in 2001 based upon performance targets set forth within the stock purchase agreement. EAM, based in Williamsville, NY, is a nationally recognized firm with approximately $550 million in assets under management for individuals, corporate pension and profit sharing plans, and foundations as of December 31, 2001. This transaction was accounted for under the purchase method, and the Company recognized $8.0 million of goodwill.

Acquisition and Unusual Expenses

The  Company   incurred   one-time   expenses  in  connection   with  the  above
acquisitions. The following table shows the components of acquisition and unusual expenses which are presented in the consolidated statements of income for the years ended December 31:

                                                    2001         2000
----------------------------------------------------------------------
Acquisition expenses:
  Legal and professional fees                      $2,742       $  371
  Severance and employee benefits                   1,462           --
  Equipment write-downs                               934           --
  Customer check repurchase                           811           --
  Other                                             1,381           29
----------------------------------------------------------------------
     Total acquisition expenses                     7,330          400
----------------------------------------------------------------------
Unusual expenses:
  Legal and professional fees                         395           --
  Other                                               439           --
----------------------------------------------------------------------
     Total unusual expenses                           834           --
----------------------------------------------------------------------
     Total acquisition and unusual expense         $8,164       $  400
======================================================================

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments in securities as of December 31 are as follows:

                                                     2001                                                  2000
------------------------------------------------------------------------------------------------------------------------------------
                                               Gross        Gross      Estimated                  Gross        Gross      Estimated
                               Amortized     Unrealized   Unrealized      Fair      Amortized   Unrealized   Unrealized     Fair
                                 Cost          Gains       Losses        Value        Cost        Gains       Losses        Value
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity

Obligations of states and      $    7,608   $      224                $    7,832   $    5,351   $      100   $       --   $    5,451
political subdivisions
------------------------------------------------------------------------------------------------------------------------------------
Total                          $    7,608   $      224   $       --   $    7,832   $    5,351   $      100   $       --   $    5,451
------------------------------------------------------------------------------------------------------------------------------------

Available for Sale

U.S. Treasury securities
and obligations of
U.S. government corporations      192,111       11,390           --      203,501      300,714       11,477          843      311,348
and agencies

Obligations of states and         282,109        2,024        6,540      277,593      164,110        3,348        1,849      165,609
political subdivisions

Corporate securities               43,392        1,336          329       44,399       44,862        1,153        1,113       44,902

Mortgage-backed securities        574,078       12,596        3,108      583,566      371,745        3,612        5,508      369,849
------------------------------------------------------------------------------------------------------------------------------------

  Total                         1,091,690       27,346        9,977    1,109,059      881,431       19,590        9,313      891,708

Equity securities                  31,515           --           --       31,515       32,522           --           --       32,522

  Total                         1,123,205   $   27,346   $    9,977   $1,140,574      913,953   $   19,590   $    9,313   $  924,230
--------------------------------------------====================================----------------====================================

Net unrealized gain/(loss)
on available for sale              17,369                                              10,277
                               ----------                                          ----------

GRAND TOTAL CARRYING VALUE     $1,148,182                                          $  929,581
                               ==========                                          ==========

The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Held to Maturity       Available for Sale
                                Carrying    Est. Market   Carrying   Est. Market
                                 Value        Value         Value       Value
--------------------------------------------------------------------------------
Due in one year or less        $    3,385   $    2,976   $    2,973   $    2,984
Due after one through five
years                               2,481        2,602       26,345       27,295
Due after five years through
ten years                             727          783      246,942      255,488
Due after ten years                 1,015        1,471      241,352      239,726
--------------------------------------------------------------------------------
TOTAL                               7,608        7,832      517,612      525,493

Mortgage-backed securities             --           --      574,078      583,566
--------------------------------------------------------------------------------
TOTAL                          $    7,608   $    7,832   $1,091,690   $1,109,059
================================================================================

Proceeds from sales of investment securities during 2001, 2000, and 1999 were $141,959, $16,864, and $34,158, respectively. Gross gains of approximately $2,964, $53, and $562 for 2001, 2000, and 1999, respectively, and gross losses of $418, $212, and $974 in 2001, 2000, and 1999, respectively, were realized on those sales.

Investment securities with a carrying value of $596,200 and $609,330 at December 31, 2001 and 2000, respectively, were pledged to collateralize deposits and borrowings.

NOTE D:   LOANS

Major classifications of loans at December 31 are summarized as follows:

--------------------------------------------------------------------------------
                                                          2001           2000
--------------------------------------------------------------------------------
Real estate mortgages                                  $1,005,558     $  843,463
Commercial, financial and agricultural loans              299,925        263,985
Installment loans to individuals                          399,368        395,226
Other loans                                                28,237         14,205
--------------------------------------------------------------------------------
  Gross loans                                           1,733,088      1,516,879
Unearned discount                                             218          1,002
--------------------------------------------------------------------------------
  Net loans                                             1,732,870      1,515,877
Reserve for loan losses                                    23,901         20,035
--------------------------------------------------------------------------------
Loans, net of loan loss reserve                        $1,708,969     $1,495,842
================================================================================

The estimated fair value of loans receivable at December 31, 2001 and 2000 was $1,702,617 and $1,483,487, respectively. Non-accrual loans of $7,186 and $5,473 at December 31, 2001 and 2000, respectively, are included in net loans.

Changes in loans to directors and officers or other related parties for the year ended December 31 are summarized as follows:

Balance at beginning of year       $19,017
New loans                            1,993
Payments                             5,336
------------------------------------------
Balance at end of year             $15,674
==========================================

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $119,838, $101,254, and $95,099 at December 31, 2001, 2000, and 1999, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $883 and $670 at December 31, 2001 and 2000, respectively.

Changes in the reserve for probable loan losses for the years ended December 31 are summarized as follows:

--------------------------------------------------------------------------------
                                           2001           2000           1999
--------------------------------------------------------------------------------
Balance at beginning of year             $ 20,035       $ 18,528       $ 17,059
Provision charged to expense                7,097          7,722          5,856
Reserve on acquired loans                   3,352              0              0
Loans charged off                          (8,662)        (7,481)        (5,963)
Recoveries                                  2,079          1,266          1,576
--------------------------------------------------------------------------------
Balance at end of year                   $ 23,901       $ 20,035       $ 18,528
================================================================================

As of December 31, 2001, 2000 and 1999, the Company's impaired loans for which specific valuation allowances were recorded were not significant.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

-----------------------------------------------------------------
                                           2001            2000
-----------------------------------------------------------------
Land and land improvements                $ 7,665         $ 3,780
Bank premises owned                        44,486          40,295
Equipment                                  33,595          29,550
-----------------------------------------------------------------
  Premises and equipment, gross            85,746          73,445
Less:  Allowance for depreciation          32,480          32,504
-----------------------------------------------------------------
  Premises and equipment, net             $53,266         $40,941
=================================================================

NOTE F:  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

--------------------------------------------------------------------
                                            2001             2000
--------------------------------------------------------------------
Core deposit intangible                   $  46,819        $  18,719
Goodwill                                     21,275            6,134
Other intangibles                           103,307           52,761
--------------------------------------------------------------------
  Intangible assets, gross                  171,401           77,614
Less:  Accumulated amortization             (29,059)         (22,380)
--------------------------------------------------------------------
  Intangible assets, net                  $ 142,342        $  55,234
====================================================================


NOTE G:  DEPOSITS

Deposits by type consist of the following at December 31:

-------------------------------------------------------
                           2001                 2000
-------------------------------------------------------
Demand                  $  447,544           $  316,162
Savings                    928,582              603,293
Time                     1,169,844            1,029,102
-------------------------------------------------------
  Total deposits        $2,545,970           $1,948,557
=======================================================

The estimated fair values of deposits at December 31, 2001 and 2000 were approximately $1,171,465 and $1,944,871, respectively.

At December 31, 2001 and 2000, time certificates of deposit in denominations of $100 and greater totaled $177,002 and $210,663, respectively.

The approximate maturities of time deposits at December 31 are as follows:

-----------------------------------------------------------------------
Maturity                                        2001            2000
-----------------------------------------------------------------------
Three months or less                         $  333,002      $   83,651
Over three months through twelve months         596,308         719,730
Over one year through three years               191,228         190,689
Over three years                                 49,306          35,032
-----------------------------------------------------------------------
  Total                                      $1,169,844      $1,029,102
=======================================================================

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

--------------------------------------------------------------------------------
                                                            2001          2000
--------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased                                 $ 14,200      $ 48,730
  Federal Home Loan Bank Advances                           26,000       145,000
  Other short-term borrowings                                6,100         6,100
--------------------------------------------------------------------------------
                                                            46,300       199,830
Long-term borrowings:
  Federal Home Loan Bank Advances                          231,000       240,000

Company obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely junior subordinated
  debentures of the Company, net of
  discount of $1,631 and $176                               77,819        29,824
--------------------------------------------------------------------------------
                                                          $355,119      $469,654
================================================================================

Federal Home Loan Bank advances are secured by a blanket lien on the Company's residential real estate loan portfolio and mortgage-backed securities portfolio.

Long-term borrowings at December 31, 2001 have maturity dates as follows:

                          Weighted
                           Average
                             Rate          Amount
--------------------------------------------------
February 10, 2003           5.52%         $  5,000
December 2, 2003            6.24%            1,000
December 3, 2004            6.16%           10,000
January 23, 2008            5.44%           10,000
January 28, 2008            5.48%            5,000
January 30, 2008            5.27%           20,000
February 4, 2008            5.45%            5,000
April 14, 2010              6.35%           25,000
September 27, 2010          5.88%           50,000
October 12, 2010            5.84%           50,000
November 1, 2010            5.77%           50,000
February 3, 2027            9.75%           29,831
July 16, 2031               6.73%           24,261
July 31, 2031               7.27%           23,727
--------------------------------------------------
                            6.38%         $308,819
==================================================

The estimated fair value of long term borrowings at December 31, 2001 and 2000 were $338,801 and $271,894, respectively.

On September 10, 2001 the Company prepaid $95,000 of Federal Home Loan Bank advances with maturity dates ranging from December 17, 2002 to February 23, 2004 and a weighted average rate of 5.38%. These long-term borrowings were paid with gains resulting from investment sales of $36 million. As a result of the prepayment, the Company incurred penalties of $2,659 that has been reflected in the consolidated statements of income as an extraordinary loss, net of tax benefit of $1,077.

On July 16, 2001, the Company formed a wholly owned subsidiary, Community Capital Trust II, a Delaware business trust. The trust issued $25,000 of 30 year floating rate Company-obligated pooled Capital Securities of Community Capital Trust II Holding Solely Parent Debentures. On July 31, 2001, the Company formed a wholly owned subsidiary, Community Statutory Trust III, a Connecticut business trust. The trust issued $24,450 of 30 year floating rate Company-obligated pooled Capital Securities of Community Statutory Trust III Holding Solely Parent Debentures. The Company borrowed the proceeds of the Capital Securities from its Subsidiaries by issuing Deeply Subordinated Junior Debentures having substantially similar terms. The Capital Securities mature in 2031 and are treated as Tier I capital by the Federal Reserve Bank of New York. Trust II Capital Securities are a pooled trust preferred fund of MM Community Funding I, Ltd, and are tied to the six month LIBOR plus 3.75%, with a five year call provision. Trust III Capital Securities are a pooled trust preferred fund of First Tennessee/KBW Pooled Trust Preferred Deal III and are tied to the three month LIBOR plus 3.58%, with a five year call provision. All of these securities are guaranteed by the Company.

On February 3, 1997, the Company formed a subsidiary business trust, Community Capital Trust I (Trust), for the purpose of issuing preferred securities which qualify as Tier I capital (see Note P). Concurrent with its formation, the Trust issued $30,000 of 9.75% preferred securities in an exempt offering. The preferred securities are non-voting, mandatorily redeemable in 2027, and guaranteed by the Company. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company. The costs related to the issuance of these securities are capitalized and amortized over the life of the period to redemption on a straight-line basis.

NOTE I:  INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is as follows:

--------------------------------------------------------------
                          2001            2000          1999
--------------------------------------------------------------
Current:
  Federal               $ 8,301         $ 9,049        $ 9,499
  State                     348             542            531
Deferred:
  Federal                  (691)            357           (425)
  State                    (144)             55           (161)
--------------------------------------------------------------
Total income taxes      $ 7,814         $10,003        $ 9,444
==============================================================

Components  of  the  net  deferred  tax   asset/liability,   included  in  other
assets/liabilities, as of December 31 are as follows:

--------------------------------------------------------------
                                         2001           2000
--------------------------------------------------------------
Allowance for loan losses              $ 8,956         $ 7,237
Employee benefits                        4,226           1,873
Amortization of
intangibles                                326             465
Goodwill                                 1,408              --
Other                                    1,716           1,521
--------------------------------------------------------------
Total deferred tax asset                16,632          11,096
--------------------------------------------------------------

Investment securities                    8,142           5,293
Loan origination costs                   2,117           1,913
Depreciation                             1,532           1,317
Mortgage servicing rights                  222             213
--------------------------------------------------------------
Total deferred tax liability            12,013           8,736
--------------------------------------------------------------
Net deferred tax asset                 $ 4,619         $ 2,360
==============================================================

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

--------------------------------------------------------------------------
                                                     2001    2000    1999
--------------------------------------------------------------------------
Federal statutory income tax rate                    35.0%   35.0%   35.0%
Increase (reduction) in taxes resulting from:
  Tax-exempt interest                               -11.1%   -9.5%   -8.4%
  State income taxes, net of federal benefit          0.7%    1.1%    0.6%
  Other                                               4.5%    2.1%    1.3%
--------------------------------------------------------------------------
Effective income tax rate                            29.1%   28.7%   28.5%
==========================================================================

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2001, the Bank had approximately $26,586 in undivided profits legally available for the payments of dividends.

In addition, the Federal Reserve Board and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

There are also statutory limits on the transfer of funds to the Company by its banking subsidiary, whether in the form of loans or other extensions of credit, investments or assets purchases. Such transfer by the Bank to the Company generally is limited in amount to 10% of the Bank's capital and surplus, or 20% in the aggregate. Furthermore, such loans and extensions of credit are required to be collateralized in specific amounts.

NOTE K:  BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan covering the majority of its employees and retirees. The Company also provides health and life insurance benefits for eligible retired employees and dependents. The following table shows the funded status of the Company's Plans reconciled with amounts reported in the Company's consolidated statements of condition, and the assumptions used in determining the actuarial present value of the benefit obligations:

                                                    Pension Benefits     Postretirement Benefits
-----------------------------------------------------------------------------------------------
                                                   2001         2000        2001         2000
-----------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at the beginning of year      $ 23,459     $ 20,613    $  2,148     $  1,997
Service cost                                        1,121        1,125         165          134
Interest cost                                       1,650        1,530         210          138
Deferred actuarial loss                             4,665        1,069         980            7
Benefits paid                                      (1,005)        (878)       (125)        (128)
-----------------------------------------------------------------------------------------------
Benefit obligation at end of year                  29,890       23,459       3,378        2,148
-----------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year     22,034       22,605          --           --
Actual return of plan assets                       (1,384)        (516)         --           --
Company contributions                               1,439          823          --           --
Benefits paid                                      (1,005)        (878)         --           --
-----------------------------------------------------------------------------------------------
Fair value of plan assets at end of year           21,084       22,034          --           --
-----------------------------------------------------------------------------------------------

Unfunded status                                    (8,806)      (1,425)     (3,378)      (2,148)
Unrecognized actuarial loss (gain)                 10,626        2,875          66         (155)
Unrecognized prior service (benefit) cost            (430)        (545)        421           --
Unrecognized transition (asset ) liability            (23)         (42)        451          492
-----------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost
                                                    1,367          863      (2,440)      (1,811)
Additional minimum liability                       (5,016)          --          --           --
-----------------------------------------------------------------------------------------------
Total (accrued) prepaid benefit cost             $ (3,649)    $    863    $ (2,440)    $ (1,811)
===============================================================================================

Weighted-average assumptions as of
  December 31
Discount rate                                        6.75%    7.0%-7.5%       6.75%         7.0%
Expected return on plan assets                       9.00%    8.5%-9.0%       0.00%        0.00%
Rate of compensation increase                        4.00%    3.0%-4.0%       0.00%        0.00%
===============================================================================================

                                               Pension Benefits            Postretirement Benefits
----------------------------------------------------------------------------------------------------
                                          2001       2000       1999       2001      2000     1999
----------------------------------------------------------------------------------------------------
Net periodic benefit cost
Service cost                            $ 1,121    $ 1,125    $ 1,184    $   165   $   134   $   104
Interest cost                             1,650      1,530      1,326        210       138       129
Expected return on plan assets           (1,921)      (306)    (2,361)        --        --        --
Net amortization and deferral               218     (1,920)       518         --        --        (4)
Amortization of prior service cost         (114)       (24)       (24)        30        --        --
Amortization of transition obligation       (19)         3          3         41        41        41
----------------------------------------------------------------------------------------------------
Net periodic benefit cost               $   935    $   408    $   646    $   446   $   313   $   270
====================================================================================================

Financial Accounting Standards Board Statement No. 87 ("SFAS 87"), "Employers' Accounting for Pensions" requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefits in excess of plan assets. At December 31, 2001, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of an additional minimum pension liability of $5,016, which was recorded as a charge to shareholders' equity, net of tax benefit of $1,966.

The defined benefit pension plan maintained by the Bank is authorized to invest up to 10% of the fair value of its total assets in common stock of Community Bank System, Inc. At December 31, 2001 and 2000, the plan holds 45,500 and 46,500 shares, respectively, of the sponsor Company common stock.

Health  care cost  assumptions  have no effect on the amounts  reported  for the
health  care  plans,   since  the  plan  changed  to  a  fixed  dollar  employee
contribution plan in 1999.

The Company also has an Employee Savings and Retirement Plan, which is administered by the Trust Department of Community Bank, N. A. The Employee Savings and Retirement Plan includes Section 401(k) and Thrift provisions as defined under the Internal Revenue Code. Company contributions to the trust amounted to $979, $838, and $830 in 2001, 2000, and 1999, respectively.

The Company has deferred compensation agreements with several current and former executives and officers whereby monthly payments are to be provided upon retirement over periods ranging from ten to twenty-five years. Additionally, in connection with the acquisition of First Liberty, the Company maintains a Supplemental Retirement Plan (the Plan) for certain of the First Liberty executive officers and directors which provides that the participants share in the rights to the death benefits of a split-dollar life insurance policy and provides for additional compensation to the participants, equal to any income tax consequences related to the Plan until retirement. Additional benefits for certain participants in the Plan are calculated as (1) the amount of the benefit obligation increased or decreased each year by an amount equal to the annual BOLI policy earnings less the Company's cost of funds or (2) the amount of the benefit obligation increased by interest rates of between 11%-12%. To fund the annual premium on the split-dollar policy and mitigate the obligations under this Plan, the Company has purchased a bank owned life insurance (BOLI) policy on the participants' lives.

Expense recognized during 2001, 2000, and 1999 related to the deferred compensation and supplemental retirement plans amounted to approximately $469, $328, and $367, respectively. The Company has recorded a liability of $2,796 and $1,985 at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the Company had $3,670 and $3,509, respectively, in cash surrender value of BOLI.

The Company has a Stock Balance Plan for non-employee directors who have completed six months of service. The Plan is a nonqualified, noncontributory defined benefit plan. The Plan provides benefits for periods of service prior to January 1, 1996 based on a predetermined formula. Amounts credited to participant accounts for all creditable service after January 1, 1996 are based on performance of the Company's stock. Participants become fully vested after six years of service. Benefits are payable in the form of stock of the Company on the first of the month following the later of a participant's disassociation from the Board or attainment of age 70. Unrecognized prior service cost of $381 at December 31, 2001 is being amortized over 8 years. Expense related to the Plan recognized in 2001, 2000, and 1999, approximated $4, $9, and $20, respectively. The accrued pension liability was approximately $283 and $349 at December 31, 2001 and 2000, respectively. The net periodic pension cost was calculated using discount rates of 6.75% and 7.00% and stock price appreciation of 10.00% and 6.00% in 2001 and 2000, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has long-term, stock-based incentive compensation programs for directors, officers, and key employees, including incentive stock options (ISO's), restricted stock awards (RSA's), nonqualified stock options (NQSO's), warrants, retroactive stock appreciation rights, and discounted options. The Company has authorized the grant of options for up to 2,537,000 shares of the Company's common stock. All options granted under these programs have ten-year terms and vest and become fully exercisable at the end of five years of continued employment. In addition, The Company grants options as an offset to its Stock Balance Plan for non-employee directors (See Note K). The options vest immediately and expire at the date the director retires. Activity in these plans for 2001, 2000, and 1999 was as follows:

                                                                                       Weighted
                                                                                       Average
                                                                                       Exercise
                                                                                        Price
                                       Options      Range of Option      Shares         Shares
                                     Outstanding    Price Per Share    Exercisable   Outstanding
------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998       533,753      $ 6.75 - $35.31      360,246        $24.70
Granted                                130,379      $25.38 - $29.31
Exercised / (cancelled), net           (34,117)     $12.13 - $19.13
Forfeited                               (1,085)
------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999       628,930      $ 6.75 - $35.31      424,692        $25.08
Granted                                150,491          $23.13
Exercised / (cancelled), net            (2,777)     $13.13 - $35.31
Forfeited                               (2,218)
------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000       774,426      $ 6.75 - $34.81      542,703        $24.57
Granted                                272,979          $24.90
Exercised / (cancelled), net           (65,851)     $ 7.50 - $26.50
Forfeited                               (5,488)
------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001       976,066      $ 6.75 - $34.81      652,114        $25.37
================================================================================================

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," provides for a fair-value-based method of accounting for stock compensation plans with employees and others. Alternatively, the statement allows that entities may continue to account for stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosure of pro forma amounts reflecting the difference between cost charged to operations pursuant to APB No. 25 and compensation cost that would have been charged to operations had SFAS No. 123 been applied. The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans. Application of the fair-value based accounting provision of SFAS No. 123 results in the following pro forma amounts of net income and earnings per share:

------------------------------------------------------------
                              2001        2000        1999
------------------------------------------------------------
Net Income:
  As reported               $ 19,129    $ 24,899    $ 23,662
  Pro forma                   18,307      24,240      23,111
Earnings per share:
  As reported:
     Basic                  $   1.64    $   2.34    $   2.20
     Diluted                $   1.62    $   2.32    $   2.18
  Pro forma:
     Basic                  $   1.57    $   2.28    $   2.15
     Diluted                $   1.55    $   2.26    $   2.13
============================================================

The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rates by grant of 5.11% during 2001, 4.65% to 6.93% during 2000, and 4.65% to 5.78% during 1999;
dividend yields of 3.00% during 2001, 2000 and 1999; volatility factors of the expected market price of the Company's common stock of 28.14% for 2001, 29.15% for 2000 and 30.78% for 1999; and a weighted-average expected life of the option of 7.02 years in 2001, 7.11 in 2000 and 6.70 for 1999.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the preceding results are not likely to be representative of the effects on reported net income for future years due to additional years of vesting. At December 31, 2001 the weighted average information for outstanding and exercisable shares is as follows:
                                        Options Outstanding
----------------------------------------------------------------------------
                                     Weighted Average    Options Exercisable
----------------------------------------------------------------------------
                                                                   Weighted
                                                                   Average
   Range of                      Exercise   Remaining               Exercise
Exercise Price        Shares      Price    Life (years)  Shares     Price
----------------------------------------------------------------------------
$ 6.75 - $ 7.06        2,000     $  6.75      0.0         2,000     $  6.75
$10.59 - $14.13       33,870     $ 12.78      3.4        33,870     $ 12.78
$14.13 - $17.66       97,039     $ 15.37      3.5        97,039     $ 15.37
$17.66 - $21.19       75,570     $ 19.13      5.0        75,570     $ 19.13
$21.19 - $24.72      142,306     $ 23.13      8.0        68,673     $ 23.13
$24.72 - $28.25      274,022     $ 24.91      8.9        90,017     $ 24.77
$28.25 - $31.78      205,013     $ 30.11      6.6       138,699     $ 30.19
$31.78 - $34.81      146,246     $ 34.81     10.5       146,246     $ 34.81
----------------------------------------------------------------------------
Total / Average      976,066     $ 25.37      7.5       652,114     $ 25.27
============================================================================

Directors may elect to defer all or a portion of their director fees until a certain distribution date pursuant to a Deferred Compensation Plan. The administrator has established an account for each participating director and credits to such account the number of shares of Company common stock which would have been purchased with the director fees and shares equal to the amount of dividends which would have been received. On the distribution date, the director shall be entitled to receive either shares of the Company common stock equal to the number of shares accumulated or at the Company's election, cash equal to the fair value of the number of shares accumulated. As of December 31, 2001 and 2000 there were 31,473 and 25,239 shares credited to participant accounts, for which a liability of $933 and $769 was accrued, respectively. The expense recognized under this plan for the years ended December 31, 2001, 2000 and 1999 was $164, $130, and $146, respectively.

NOTE M:  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

                                                                Per share
                                            Income   Shares       amount
--------------------------------------------------------------------------
 2001    Net Income                      $  19,129
         Basic EPS                          19,129   11,681       $  1.64
         Effect of dilutive
         securities:
           Stock options                                144
                                         ------------------
         Diluted EPS                     $  19,129   11,825       $  1.62
==========================================================================
 2000    Net Income                      $  24,899
         Basic EPS                          24,899   10,629       $  2.34
         Effect of dilutive
         securities:
           Stock options                                108
                                         ------------------
         Diluted EPS                     $  24,899   10,737       $  2.32
==========================================================================
 1999    Net Income                      $  23,662
         Basic EPS                          23,662   10,755       $  2.20
         Effect of dilutive
         securities:
           Stock options                                106
                                         ------------------
         Diluted EPS                     $  23,662   10,861       $  2.18
==========================================================================

For the year ended December 31, 2001 basic and diluted earnings per share before extraordinary item was $1.77 and $1.75, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

--------------------------------------------------------------------------------
                                                         2001         2000
--------------------------------------------------------------------------------
Financial instruments whose contract
  amounts represent credit risk at December 31:
     Letters of credit                                 $ 18,059     $ 18,682
     Commitments to make or purchase loans
        or to extend credit on lines of credit          336,218      226,285
--------------------------------------------------------------------------------
          Total                                        $354,277     $244,967
================================================================================

The fair value of these financial instruments is not significant.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluated each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include residential real estate, income-producing commercial properties, and personal property. The Company has unused lines of credit totaling $3,900 at December 31, 2001 and 2000. The Company has additional unused borrowing capacity of approximately $260,000 through collateralized transactions with the Federal Home Loan Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2001 was $34,063, of which $2,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $32,063 was represented by cash on hand.

NOTE O:  LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $1,620, $1,014 and $991 in 2001, 2000 and 1999, respectively. The future minimum rental commitments as of December 31, 2001 for all noncancelleable operating leases are as follows:

2002             $ 1,483
2003               1,341
2004               1,127
2005                 750
2006                 627
Thereafter         2,555
------------------------
                 $ 7,883
========================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject and is "well capitalized" under the regulatory framework of prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

                                                                                                 To Be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                            Actual                Adequacy Purposes          Action Provisions
-----------------------------------------------------------------------------------------------------------------
                                    Amount         Ratio        Amount         Ratio        Amount         Ratio
-----------------------------------------------------------------------------------------------------------------
As of December 31, 2001:
Total Core Capital
  (to Risk Weighted Assets)        $212,391        12.57%      $135,154        8.00%       $168,943        10.00%

Tier I Capital
  (to Risk Weighted Assets)        $189,493        11.22%      $ 67,577        4.00%       $101,366         6.00%

Tier I Capital
  (to Average Assets)              $189,493         6.69%      $113,268        4.00%       $141,585         5.00%

As of December 31, 2000:
Total Core Capital
  (to Risk Weighted Assets)        $189,903        12.08%      $125,790        8.00%       $157,237        10.00%

Tier I Capital
  (to Risk Weighted Assets)        $170,415        10.84%      $ 62,867        4.00%       $ 94,300         6.00%

Tier I Capital
  (to Average Assets)              $170,415         6.75%      $100,963        4.00%       $126,204         5.00%
=================================================================================================================

NOTE Q:  PARENT COMPANY STATEMENTS

Condensed financial statement information of the parent company is as follows:

                            CONDENSED BALANCE SHEETS
                                                       December 31   December 31
                                                          2001          2000
--------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents                             $ 12,921     $    323
  Investment securities                                      605          895
  Investment in and advances to
subsidiaries                                             346,980      239,683
  Other assets                                               311        1,295
--------------------------------------------------------------------------------
     Total assets                                       $360,735     $242,196
================================================================================
Liabilities:
  Accrued interest and other liabilities                $  6,377     $  3,553
  Borrowings                                              86,378       36,852
Shareholders' equity                                     267,980      201,791
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity         $360,735     $242,196
================================================================================

                         CONDENSED STATEMENTS OF INCOME

                                                           Years Ended December 31
------------------------------------------------------------------------------------
                                                           2001      2000      1999
------------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiaries                            $18,373   $14,046   $23,139
  Interest on investments and deposits                        57        40        40
------------------------------------------------------------------------------------
        Total revenues                                    18,430    14,086    23,179
------------------------------------------------------------------------------------

Expenses:
  Interest on long term  notes and debentures              5,041     3,450     3,025
  Other expenses                                              48        25        19
------------------------------------------------------------------------------------
        Total expenses                                     5,089     3,475     3,044
------------------------------------------------------------------------------------

Income before tax benefit and equity in undistributed
  net income of subsidiaries                              13,341    10,611    20,135
Income tax benefit                                         1,419     1,000       900
------------------------------------------------------------------------------------
Income before equity in undistributed net income
  of subsidiaries                                         14,760    11,611    21,035
Equity in undistributed net income of subsidiary banks     4,369    13,288     2,627
------------------------------------------------------------------------------------
Net income                                               $19,129   $24,899   $23,662
====================================================================================

                            STATEMENTS OF CASH FLOWS
      Increase (Decrease) in Cash, Cash Equivalents, and Noncash Activities

                                                                    Years Ended December 31
-----------------------------------------------------------------------------------------------
                                                                 2001        2000        1999
-----------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                   $ 19,129    $ 24,899    $ 23,662
  Adjustments to reconcile net income to net cash provided
     by operating activities
        Equity in undistributed net income of subsidiaries       (4,369)    (13,288)     (2,627)
        Net change in other assets and accrued liabilities        5,109      (1,162)        702
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                        19,869      10,449      21,737
-----------------------------------------------------------------------------------------------

Investing Activities:
  Purchase of available-for-sale investment securities             (210)        (74)       (178)
  Sale of available-for-sale investment securities                  500          --          --
  Capital contributions of subsidiaries                         (80,399)       (569)     (4,847)
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                           (80,109)       (643)     (5,025)
-----------------------------------------------------------------------------------------------

Financing Activities:
  Net change in loans to subsidiaries                                --          --      (7,360)
  Net change in short term borrowings                                --       2,100       4,000
  Proceeds from junior subordinated debentures                   50,981          --          --
  Issuance of common stock, net of issuance costs                32,837          29         396
  Repurchase of treasury stock                                       --      (2,287)     (5,567)
  Cash dividends                                                (10,980)     (9,998)     (9,463)
-----------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                 72,838     (10,156)    (17,994)
-----------------------------------------------------------------------------------------------

Change in cash and cash equivalents                              12,598        (350)     (1,282)
  Cash and cash equivalents at beginning of year                    323         673       1,955
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 12,921    $    323    $    673
===============================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                       $  3,883    $  3,439    $  3,022
===============================================================================================

Supplemental disclosures of noncash financing
activities
  Dividends declared and unpaid                                $  3,482    $  1,888    $  1,773
===============================================================================================

On November 16, 2001 and December 12, 2001 the Company issued 1,200,000 and 108,800 shares of common stock at a price of $26.35. Proceeds from the issuance of common stock, net of issuance costs were $32,064.

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

                        Report of Independent Accountants

Board of Directors and Shareholders
Community Bank System, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Syracuse, New York
January 28, 2002

                        TWO YEAR SELECTED QUARTERLY DATA


2001 RESULTS                                            1st       2nd       3rd         4th
(Dollars in Thousands)                                Quarter   Quarter   Quarter(1)  Quarter    Total
                                                      -------   -------   -------     -------    -----
Net interest income                                   $23,141   $23,080   $23,808     $26,626   $96,655
Provision for loan losses                               1,326     1,415     1,579       2,777     7,097
Net interest income after
  Provision for loan losses                            21,815    21,665    22,229      23,849    89,558
Total other income                                      6,034     6,492     9,659       6,898    29,083
Total other expense                                    19,915    24,806    20,370      23,948    89,039
                                                      -------------------------------------------------
Income before income taxes and extraordinary item       7,934     3,351    11,518       6,799    29,602
Income taxes                                            2,185     1,241     3,493       1,972     8,891
                                                      -------------------------------------------------
Income before extraordinary item                        5,749     2,110     8,025       4,827    20,711
Extraordinary loss on early retirement of long term
  borrowings, net of tax benefit of $1,077                 --        --     1,582          --     1,582
                                                      -------------------------------------------------
Net income                                            $ 5,749   $ 2,110   $ 6,443     $ 4,827   $19,129
                                                      =================================================

Basic income per share:
  Income before extraordinary item                    $  0.51   $  0.18   $  0.69     $  0.39   $  1.77
  Net income                                          $  0.51   $  0.18   $  0.56     $  0.39   $  1.64
Diluted income per share:
  Income before extraordinary item                    $  0.50   $  0.18   $  0.68     $  0.39   $  1.75
  Net income                                          $  0.50   $  0.18   $  0.55     $  0.39   $  1.62
=======================================================================================================


2000 RESULTS                                            1st       2nd       3rd         4th
(Dollars in Thousands)                                Quarter   Quarter   Quarter     Quarter    Total
                                                      -------   -------   -------     -------    -----
Net interest income                                   $22,769   $22,674   $22,338     $22,652   $90,433
Provision for loan losses                               1,389     1,887     2,308       2,138     7,722
                                                      -------------------------------------------------
Net interest income after
  Provision for loan losses                            21,380    20,787    20,030      20,514    82,711
Total other income                                      4,515     5,920     6,523       6,167    23,125
Total other expense                                    16,974    17,747    17,724      18,489    70,934
                                                      -------------------------------------------------
Income before income taxes
                                                        8,921     8,960     8,829       8,192    34,902
Income taxes                                            2,535     2,564     2,529       2,375    10,003
                                                      -------------------------------------------------
Net income                                            $ 6,386   $ 6,396   $ 6,300     $ 5,817   $24,899
                                                      =================================================

Earnings per share - Basic                            $  0.60   $  0.60   $  0.60     $  0.55   $  2.34
Earnings per share - Diluted                          $  0.60   $  0.59   $  0.59     $  0.54   $  2.32
=======================================================================================================

(1) The 3rd quarter 10Q previously netted reported prepayment penalties of $2,659 incurred on the early retirement of long-term borrowings against investment security gain (loss), net. The 3rd quarter information has been restated to reflect these penalties as an extraordinary loss, net of tax benefit in accordance with generally accepted accounting principles. The effect of this restatement was to increase amounts previously reported for other income by $2,659, decrease income before extraordinary item by $834 and increase basic and diluted earnings per share before extraordinary item by $.13. There was no impact on net income as previously reported, nor any effect on cash flows or financial condition.

Item 9.  Changes in and Disagreements with Accounting and Financial Disclosure

None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

The information concerning Directors of the Company required by this Item 10 is incorporated herein by reference to the section entitled "Nominees for Director and Directors Continuing in Office" in the Company's Proxy Statement. The Information concerning executive officers of the Company required by this Item 10 is incorporated by reference to Item 4A of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference to the sections entitled "Nominees for Director and Directors Continuing in Office" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement to be filed with respect to its 2002 annual shareholders meeting.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's Proxy Statement.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.  Documents Filed

     1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

          -    Consolidated Statements of Condition  --
               December 31, 2001 and 2000

          -    Consolidated Statements of Income --
               Years ended December 31, 2001, 2000, and 1999

          - Consolidated Statements of Changes in Shareholders' Equity -- Years ended December 31, 2001, 2000, and 1999

          -    Consolidated Statement of Cash Flows --
               Years ended December 31, 2001, 2000, and 1999

          -    Notes to Consolidated Financial Statements --
               December 31, 2001

          -    Independent Accountant's Report

          -    Quarterly selected data --
               Years ended December 31, 2001 and 2000 (unaudited)

     2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

     3.  Listing of Exhibits

         (21)  List of the Company's Subsidiaries

         Subsidiaries of the Company

            Name                               Jurisdiction of Incorporation
            ----                               -----------------------------
         Community Bank, N.A.                                    New York
         Community Capital Trust I                               Delaware
         Community Capital Trust II                              Delaware
         Community Statutory Trust III                           Connecticut
         Community Financial Services, Inc.                      New York
         Benefit Plans Administrative Services, Inc.             New York
         CBNA Treasury Management Corporation                    New York
         Community Investment Services, Inc.                     New York
         CBNA Preferred Funding Corp.                            Delaware
         CFSI Close-Out Corp.                                    New York
         Elias Asset Management, Inc.                            Delaware
         First Liberty Service Corporation                       Delaware

         (23)  Consent of PricewaterhouseCoopers LLP

B.   Reports on Form 8-K

     Report on 8-K/A was filed on October 24, 2001. It amends  Exhibits 99.1 and
     99.2 of the Form 8-K dated August 31, 2001.

C.   See Exhibit 14(a)(3) above.

D.   See Exhibit 14(a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By: /s/ Sanford A. Belden
   -------------------------------
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 20, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March 2002.

         Name

/s/ James A. Gabriel
----------------------------------
James A. Gabriel, Director and
Chairman of the Board of Directors

/s/ David G. Wallace
----------------------------------
David G. Wallace
Treasurer

Directors:

/s/ John M. Burgess
----------------------------------
John M. Burgess, Director

/s/ Paul M. Cantwell, Jr.
----------------------------------
Paul M. Cantwell, Jr., Director

/s/ William M. Dempsey
----------------------------------
William M. Dempsey, Director

/s/ Nicholas A. DiCerbo
----------------------------------
Nicholas A. DiCerbo, Director

/s/ Lee T. Hirschey
----------------------------------
Lee T. Hirschey, Director

/s/ Harold S. Kaplan
----------------------------------
Harold S. Kaplan, Director

/s/ Saul Kaplan
----------------------------------
Saul Kaplan, Director

/s/ David C. Patterson
----------------------------------
David C. Patterson, Director

/s/ Peter A. Sabia
----------------------------------
Peter A. Sabia, Director

/s/ William N. Sloan
----------------------------------
William N. Sloan, Director