Form 10-K/A
period 2001-12-31
COMMUNITY BANK SYSTEM INC
filed 2002-03-27
CIK 723188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

This Amendment No. 1 to Form 10-K filed with the Commission on March 21, 2002 corrects certain information as to (1) capital ratios as reflected on pages 8, 9, 13 and 26, (2) asset/liability table on page 38, and (3) auditors opinion on page 64.


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

Capital Requirements

The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 2001 were 10.53% and 11.83%, respectively.

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

If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 2001, the Bank's total risk-based capital ratio and Tier I risk - based capital ratio were 11.65% and 10.35%, respectively, and its Tier I leverage ratio as of such date was 6.69%. Notwithstanding the foregoing, if its principal federal regulator determines that an "adequately capitalized" institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan; restrict its asset growth; and prohibit branching, new acquisitions, and new lines of business. Among other things, an institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings, or liquidity in its most recent examination.

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

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

In Thousands except share and per share data                                            Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                         2001         2000         1999          1998         1997
----------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Interest income                                                      $197,850     $189,574     $166,490      $165,303     $158,944
Interest expense                                                      101,195       99,141       78,490        81,216       76,327
Net interest income                                                    96,655       90,433       88,000        84,087       82,617
Provision for  loan losses                                              7,097        7,722        5,856         5,663        5,080
Net interest income after provision for loan losses                    89,558       82,711       82,144        78,424       77,537
Non-interest income                                                    26,537       23,284       18,153        16,812       14,057
Security gains (losses)                                                 2,546         (159)        (413)        2,006         (205)
Non-interest expense                                                   74,196       65,643       62,055        61,389       56,223
Amortization expense                                                    6,679        4,891        4,723         4,748        3,903
Acquisition and unusual expenses                                        8,164          400           --         1,098           --
Income before income taxes                                             29,602       34,902       33,106        30,007       31,263
Provision for income taxes                                              8,891       10,003        9,444        10,472       10,581
Net income before cumulative effect of change in
accounting principle and/or extraordinary
loss on early retirement of long term borrowings                       20,711       24,899       23,662        19,535       20,682
Cumulative effect of change in accounting principle                        --           --           --           194           --
Extraordinary loss on early retirement of long term
borrowings                                                              1,582           --           --            --           --
     Net income                                                       $19,129      $24,899      $23,662       $19,729      $20,682
     Net income - Operating (1)                                       $24,052      $25,136      $23,662       $20,378      $20,682
     Net income - Cash (2)                                            $23,474      $27,795      $26,480       $22,562      $23,015
     Net income - Cash Operating (3)                                  $28,397      $28,032      $26,480       $23,211      $23,015
Balance Sheet Data:
Total assets                                                       $3,210,833   $2,650,673   $2,493,977    $2,296,059   $2,218,793
Loans, net of unearned discount                                     1,732,870    1,515,877    1,425,773     1,293,135    1,203,806
Earning assets (Excl. MVA)                                          2,863,944    2,435,604    2,295,871     2,079,876    1,996,113
Intangible assets                                                     142,342       55,234       54,150        54,438       58,672
Total deposits                                                      2,545,970    1,948,557    1,844,752     1,874,666    1,830,488
Long term borrowings                                                  231,000      240,000      145,567       155,470      100,744
Trust preferred securities                                             77,819       29,824       29,817        29,810       29,804
Shareholders' equity                                                  267,980      201,791      165,705       179,073      173,596
Common Per Share Data:
Net income (diluted)                                                    $1.62        $2.32        $2.18         $1.75        $1.84
Net income - operating (1) (diluted)                                     2.03         2.34         2.18          1.81         1.84
Net income - cash (2) (diluted)                                          1.99         2.59         2.44          2.00         2.05
Net income - cash operating (3) (diluted)                                2.40         2.61         2.44          2.06         2.05
Cash dividend declared                                                   1.08         1.04         0.96          0.86         0.76
Book value - stated                                                     20.77        19.11        15.55         16.50        15.62
Book value - tangible                                                    9.74        13.88        10.47         11.02         9.85
Common Outstanding Shares:
Average during period (Incl. common stock equivalents)             11,824,589   10,737,000   10,861,000    11,260,000   11,238,714
End of period (Excl. common stock equivalents)                     12,902,812   10,559,897   10,657,770    10,855,964   11,130.023
Selected Performance Ratios:
Return on average total assets                                           0.66%        0.97%        1.00%         0.87%        1.00%
Return on average total assets - operating (1)                           0.83%        0.98%        1.00%         0.90%        1.00%
Return on average total assets - cash (2)                                0.81%        1.09%        1.12%         0.99%        1.11%
Return on average total assets - cash operating (3)                      0.98%        1.10%        1.12%         1.02%        1.11%
Return on average common shareholders' equity                            7.99%       14.27%       13.56%        11.11%       12.61%
Return on average common shareholders' equity -
operating (1)                                                           10.05%       14.40%       13.56%        11.47%       12.61%
Return on average common shareholders' equity - cash (2)                 9.81%       15.93%       15.18%        12.70%       14.03%
Return on average common shareholders' equity - cash
operating (3)                                                           11.86%       16.06%       15.18%        13.07%       14.03%
Common dividend payout ratio                                             65.7%        40.6%        40.4%         44.9%        38.0%
Net interest margin (taxable equivalent basis)                           3.97%        4.06%        4.32%         4.14%        4.40%
Noninterest income to operating income (taxable equivalent basis and excludes security gains/losses and branch
dispositions)                                                            20.3%        19.3%        16.2%         16.3%        14.3%
Efficiency ratio (4)                                                     57.0%        54.6%        55.5%         59.7%        57.2%
Loans, net of unearned discount, to deposits at period
end                                                                      68.1%        77.8%        77.3%         69.0%        65.8%
Asset Quality Ratios:
Non-performing loans to total loans                                      0.53%        0.49%        0.51%         0.48%        0.50%
Non-performing assets to total loans and other real
estate owned                                                             0.61%        0.58%        0.62%         0.62%        0.66%
Non-performing assets to total assets                                    0.33%        0.33%        0.36%         0.35%        0.36%
Allowance for loan losses to loans                                       1.38%        1.32%        1.30%         1.32%        1.41%
Allowance for loan losses to non-performing loans                       262.6%       270.6%       253.4%        276.4%       280.0%
Net charge-offs (recoveries) to average total loans                      0.42%        0.42%        0.33%         0.45%        0.43%
Capital Ratios:
Total shareholders' equity to total assets                               8.35%        7.61%        6.64%         7.80%        7.82%
Tangible equity to tangible assets                                       4.09%        5.65%        4.57%         5.56%        5.32%
Tier I capital to risk-adjusted assets                                  10.53%       10.49%       10.87%        10.18%       10.10%
Total risk-based capital to risk-adjusted assets                        11.83%       11.70%       12.10%        11.43%       11.33%
Tier I leverage ratio                                                    6.73%        6.67%        6.76%         6.27%        6.16%

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

The company's ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," increased slightly from one year ago to 6.73%. This reflects the combined impact of the additional shares of common stock and approximately $50 million in floating rate trust preferred stock raised to support the FleetBoston branch acquisition, which more than offset greater intangibles resulting from acquisitions. The total capital to risk-weighted assets ratio increased 13 BPs during 2001 to 11.83% as of year-end compared to the 10% minimum requirement for "well-capitalized" banks. The tangible equity/tangible assets ratio ended the year at 4.09% versus 5.65% at December 31, 2000. The company is confident that capital levels are being prudently balanced between regulatory and investor perspectives.

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

                                          MANAGEMENT MODEL
----------------------------------------------------------------------------------------------------
         Rate Change                    Net Interest Income                Net Interest Income
       In Basis Points          Dollar Change During First 12 Months  Percent Change from Flat Rates
A) Increasing Short Term Rates                 ($794,000)                          (.6%)
B) Reducing Longer Term Rates              ($3.7 million)                         (2.8%)

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
-----------------------------------------------------------------------------------------------------------------
As of December 31, 2001:
Total Core Capital
  (to Risk Weighted Assets)        $213,449        11.65%      $135,154        8.00%       $168,943        10.00%

Tier I Capital
  (to Risk Weighted Assets)        $189,549        10.35%      $ 67,577        4.00%       $101,366         6.00%

Tier I Capital
  (to Average Assets)              $189,549         6.69%      $113,268        4.00%       $141,585         5.00%

As of December 31, 2000:
Total Core Capital
  (to Risk Weighted Assets)        $189,903        12.08%      $125,790        8.00%       $157,237        10.00%

Tier I Capital
  (to Risk Weighted Assets)        $170,415        10.84%      $ 62,867        4.00%       $ 94,300         6.00%

Tier I Capital
  (to Average Assets)              $170,415         6.75%      $100,963        4.00%       $126,204         5.00%
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
===============================================================================================

On November 16, 2001 and December 12, 2001, the Company issued 1,200,000 and 108,800 shares of common stock at a price of $26.35. Proceeds from the issuance of common stock, net of issuance costs, were $32,064.

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

                        Report of Independent Accountants


Board of Directors and Shareholders
Community Bank System, Inc.


In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of condition and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of First Liberty Bank Corp., on May 11, 2001 in a transaction accounted for as a pooling of interests, as described in Note B to the consolidated financial statements. We did not audit the financial statements of First Liberty Bank Corp., which statements reflect total assets of $627,873,000 as of December 31, 2000 and net interest income of $19,087,000 and $20,016,000 for each of the two years in the period ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for First Liberty Bank Corp., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.


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

COMMUNITY BANK SYSTEM, INC.

By: /s/ Sanford A. Belden
   -------------------------------
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 27, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March 2002.

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