Form 10-Q
period 2002-03-31
COMMUNITY BANK SYSTEM INC
filed 2002-05-15
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Common Stock, No par value - 12,942,820 shares outstanding as of May 6, 2002

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

            Consolidated Statements of Condition -- March 31, 2002, December 31, 2001 and March 31, 2001

            Consolidated Statements of Income --
            Three months ended March 31, 2002 and 2001

            Consolidated Statement of Shareholders' Equity --
            Three months ended March 31, 2002

            Consolidated Statements of Comprehensive Income -- Three months ended March 31, 2002 and 2001

            Consolidated Statements of Cash Flows -- Three months ended March 31, 2002, and 2001

            Notes to Consolidated Financial Statements -
            March 31, 2002

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

   Item 3. Defaults upon Senior Securities

   Item 4. Submission of Matters to a Vote of Securities Holders

   Item 5. Other Information

   Item 6. Exhibits and Reports on Form 8-K

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Share Data)

                                                                               March 31,         December 31,        March 31,
                                                                                  2002               2001               2001
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                     $    92,115        $   106,554        $   110,552
  Federal funds sold                                                                    0                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                    92,115            106,554            110,552

Investment securities                                                           1,297,471          1,148,182          1,091,704

Loans                                                                           1,724,400          1,732,870          1,572,683
  Reserve for loan losses                                                          24,010             23,901             20,917
-------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                       1,700,390          1,708,969          1,551,766

Premises and equipment, net                                                        53,864             53,266             42,766
Accrued interest receivable                                                        24,982             22,562             22,792

Core deposit intangibles, net                                                      35,182             36,722              9,917
Goodwill, net                                                                      19,814             19,814             22,589
Other intangibles, net                                                             83,228             85,806             38,212
-------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net                                                            138,224            142,342             70,718

Other assets                                                                       38,168             28,958             31,890
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $ 3,345,214        $ 3,210,833        $ 2,922,188
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
     Noninterest bearing                                                      $   415,547        $   447,544        $   319,247
     Interest bearing                                                           2,121,435          2,098,426          1,795,543
-------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                  2,536,982          2,545,970          2,114,790

Federal funds purchased                                                            30,000             14,200             28,000
Borrowings                                                                        396,100            263,100            473,100
Company obligated mandatorily redeemable preferred securities of subsidiaries, Community Capital/Statutory Trust I-III, holding
  solely junior subordinated debentures of the Company                             77,833             77,819             29,826
Accrued interest and other liabilities                                             33,331             41,764             40,242
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               3,074,246          2,942,853          2,685,958
-------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock no par $1.00 sates value
     20,000,000 share authorized; 12,936,600, 12,902,812 and 11,544,378
     shares outstanding, respectively                                              12,937             12,903             11,545
  Surplus                                                                          78,684             77,710             45,717
  Undivided profits                                                               174,419            170,472            167,516
  Accumulated other comprehensive income                                            5,226              7,281             11,666
  Shares issued under employee stock plan - unearned                                 (298)              (386)              (214)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        270,968            267,980            236,230
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHARHOLDERS' EQUITY                                     $ 3,345,214        $ 3,210,833        $ 2,922,188
===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Per-Share Data)

                                                                             Quarter Ended March 31,
----------------------------------------------------------------------------------------------------
                                                                                2002        2001
----------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                  $33,058     $33,524
  Interest and dividends on investments:
     Taxable                                                                   14,120      14,190
     Nontaxable                                                                 3,598       2,076
  Interest on federal funds and deposits with other banks                           1         191
----------------------------------------------------------------------------------------------------
Total interest income                                                          50,777      49,981
----------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                         15,169      19,549
  Interest on federal funds purchased                                              87         337
  Interest on short-term borrowings                                               211       2,770
  Interest on mandatorily redeemable preferred securities of subsidiaries       1,473         733
  Interest on long-term borrowings                                              3,669       3,425
----------------------------------------------------------------------------------------------------
Total interest expense                                                         20,609      26,814
----------------------------------------------------------------------------------------------------

Net interest income                                                            30,168      23,167
Less: provision for loan losses                                                 1,518       1,326
----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            28,650      21,841
----------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                                               878         830
  Service charges on deposit accounts                                           2,921       2,129
  Commissions on investment products                                            1,970       1,524
  Other service charges, commissions and fees                                   1,912       1,540
  Other operating income                                                           54           3
  Investment security gain, net                                                     0          10
----------------------------------------------------------------------------------------------------
Total other income                                                              7,735       6,036
----------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                               12,125      10,116
  Occupancy expense, net                                                        2,322       1,578
  Equipment and furniture expense                                               1,871       1,355
  Amortization of intangible assets                                             3,076       1,460
  Legal and professional fees                                                     853         627
  Data processing expenses                                                      1,679       1,187
  Acquisition and unusual expenses                                                591         851
  Other                                                                         3,666       2,769
----------------------------------------------------------------------------------------------------
Total other expenses                                                           26,183      19,943
----------------------------------------------------------------------------------------------------

Income before income taxes                                                     10,202       7,934
Income taxes                                                                    2,764       2,185
----------------------------------------------------------------------------------------------------
NET INCOME                                                                    $ 7,438     $ 5,749
====================================================================================================
Earnings per share - Basic                                                    $  0.57     $  0.51
====================================================================================================
Earnings per share - Diluted                                                  $  0.57     $  0.50
====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Quarter Ended March 31, 2002
(In Thousands, Except Share Data)

                                                                                            Accumulated   Shares Issued
                                                      Common Stock                            Other      Under Employee
                                                  Shares                       Undivided   Comprehensive    Stock Plan
                                               Outstanding    Amount  Surplus   Profits       Income        -Unearned        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    12,902,812   $12,903  $77,710  $ 170,472      $ 7,281         ($386)      $ 267,980

Net income                                                                         7,438                                      7,438

Other comprehensive income, net of tax                                                         (2,055)                       (2,055)

Dividends declared:
  Common, $.27 per share                                                          (3,491)                                    (3,491)

Common stock issued under employee stock plan       33,788        34      974                                    88           1,096

-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                       12,936,600   $12,937  $78,684  $ 174,419      $ 5,226         ($298)      $ 270,968
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands)

                                                                         Quarter Ended March
                                                                                31,
--------------------------------------------------------------------------------------------
                                                                         2002         2001
--------------------------------------------------------------------------------------------
Other comprehensive income, before tax:
  Change in minimum pension liability adjustment                       $ 4,919      $      0
  Unrealized (loss) gain on securities:
     Unrealized holding (losses) gains arising during period            (8,484)       10,036
     Reclassification adjustment for gains included
       in net income                                                         0           (10)
--------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax                           (3,565)       10,026
Income tax (expense) benefit related to other comprehensive (loss)
  income                                                                 1,510        (4,326)
--------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                           (2,055)        5,700

Net income                                                               7,438         5,749
--------------------------------------------------------------------------------------------

Comprehensive income                                                   $ 5,383      $ 11,449
============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands)

                                                                                               Quarter Ended March 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                                 2002           2001
----------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                     $7,438         $5,749
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                                 1,453          1,217
     Amortization of intangible assets                                                            3,076          1,460
     Net amortization of security premiums and discounts                                          1,181            214
     Amortization of discount of loans                                                              (35)           (47)
     Amortization of unearned compensation and discount on junior subordinated debentures           133              4
     Provision for loan losses                                                                    1,518          1,326
     Provision (benefit) for deferred taxes                                                         716           (423)
     Gain on sale of investment securities                                                            0            (10)
     (Gain) loss on sale of loans and other assets                                                   (6)             5
     Change in interest receivable                                                               (2,420)            91
     Change in other assets and other liabilities                                               (10,627)         3,156
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                       2,427         12,742
----------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                                    8,350          8,048
  Proceeds from maturities of held-to-maturity investment securities                              1,239          1,239
  Proceeds from maturities of available-for-sale investment securities                           42,849         19,986
  Purchases of held-to-maturity investment securities                                            (1,138)          (421)
  Purchases of available-for-sale investment securities                                        (210,254)      (135,207)
  Net change in loans outstanding                                                                 7,095            789
  Premium paid on acquisition of business                                                             0         (3,633)
  Cash received in acquisitions                                                                       0          3,777
  Capital expenditures                                                                           (2,044)        (1,563)
----------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                     (153,903)      (106,985)
----------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                              17,453          4,613
  Net change in certificates of deposit                                                         (26,441)        73,949
  Net change in federal funds purchased                                                          15,800        (20,730)
  Net change in term borrowings                                                                 133,000         72,050
  Issuance of common stock                                                                          735            374
  Cash dividends paid                                                                            (3,482)        (1,889)
  Other financing activities                                                                        (28)           (28)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                  137,037        128,339
----------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                             (14,439)        34,096
  Cash and cash equivalents at beginning of year                                                106,554         76,456
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $92,115       $110,552
======================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                                          $21,443        $24,656
Cash paid for income taxes                                                                         $607           $429
======================================================================================================================
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                                    $3,491         $2,149
Gross change in unrealized gains and (losses) on available-for-sale securities                  ($8,484)      ($10,026)
Change in minimum pension liability adjustment                                                  ($4,919)            $0
Bank acquisition:
  Fair value of asset acquired                                                                       $0       $123,948
  Liabilities assumed                                                                                $0        $98,720
  Common stock issued, including treasury stock of $0 and $17,006                                    $0        $25,228
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 2002

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

On November 16, 2001, the Company acquired 36 branches from FleetBoston Financial Corporation with $470 million in deposits and $177 million in loans. The branches are located in Southwestern and Finger Lakes Regions of New York. The results of the 36 branch operations have been included in the consolidated financial statements since that date.

On May 11, 2001, the Company completed its acquisition of the $648-million-asset First Liberty Bank Corp. ("First Liberty"). Pursuant to the terms of the merger, each share of First Liberty stock was exchanged for .56 shares of the Company's common stock, which amounted to approximately 3.6 million shares. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the consolidated financial statements for the periods presented have been restated to include the combined results of operations, financial position and cash flows of the Company and First Liberty.

On January 26, 2001, the Company acquired the $111-million-asset Citizens National Bank of Malone, an eighty-year old commercial bank with five branches throughout Franklin and St. Lawrence counties in New York State. The Company issued 952,000 shares of its common stock to the former shareholders at a cost of $26.50 per share. All of the 648,100 shares held in the Company's treasury were issued in this transaction.

During the first quarter of 2002, the Company made a contribution of $5.0 million to its defined benefit pension plan. At March 31, 2002, an updated actuarial valuation was performed which showed that plan assets exceeded the accumulated benefit obligation. As a result, the additional minimum pension liability of $5.016 million, which was recorded at December 31, 2001 as a charge to shareholders' equity, net of tax, was reversed.

Note B -- Significant Accounting Pronouncements

Reserve for Loan Losses

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

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, including long-term customer relationships of a financial institution, such as core deposit intangibles. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Effective January 1, 2002, the Company adopted this pronouncement which had no impact on the financial condition or results of operations for the quarter ending March 31, 2002.

Note C -- Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2002 and 2001.

($000's except for per share amounts)                                               Per Share
                                                                   Income Shares     Amount
---------------------------------------------------------------------------------------------
Quarter ended March 31, 2002            Net income               $7,438
                                        Basic EPS                 7,438    12,940     $0.57
                                        Effect of dilutive
                                        securities:
                                          Stock options                       153
                                                                 ----------------
                                        Diluted EPS              $7,438    13,093     $0.57
=============================================================================================
Quarter ended March 31, 2001            Net income               $5,749
                                        Basic EPS                 5,749    11,281     $0.51
                                        Effect of dilutive
                                        securities:
                                          Stock options                       159
                                                                 ----------------
                                        Diluted EPS              $5,749    11,440     $0.50
=============================================================================================

Note D -- Intangible Assets

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangibles assets and supercedes APB Opinion No. 17, "Intangible Assets". The statement requires that the Company subject goodwill and other intangible assets to an annual impairment analysis to assess the need to write down the balances and recognize an impairment loss. In addition, amortization of goodwill will no longer be recorded upon adoption of this statement. Core deposit intangibles, net and other intangibles (primarily branch goodwill), net related to branch acquisitions will continue to be amortized. The adoption of this pronouncement resulted in a reduction in amortization expense of $325,000 for the quarter ended March 31, 2002.

The proforma disclosures on net income and earnings per share of the adopted of SFAS No. 142 for the quarter ended March 31, 2001 are as follows:

                                                                 Quarter Ended
($000's except for earnings-per-share amounts)                      March 31,
                                                                2002       2001
--------------------------------------------------------------------------------
Reported net income                                            $7,438     $5,749
Add back: Goodwill amortization                                              257
                                                                          ------
Adjusted net income                                            $7,438     $6,006
================================================================================
Basic earnings per share:
Reported net income                                             $0.57      $0.51
Goodwill amortization                                                       0.02
                                                                          ------
Adjusted net income                                             $0.57      $0.53
================================================================================
Diluted earnings per share:
Reported net income                                             $0.57      $0.50
Goodwill amortization                                                       0.02
                                                                          ------
Adjusted net income                                             $0.57      $0.52
================================================================================

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

(000's omitted)                                      As of March 31, 2002                      As of December 31, 2001
                                              -----------------------------------------------------------------------------
                                                Gross                      Net             Gross                      Net
                                              Carrying    Accumulated    Carrying        Carrying   Accumulated    Carrying
                                               Amount     Amortization    Amount          Amount    Amortization    Amount
---------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
  Core deposit intangibles                     $47,218      ($12,036)     $35,182         $47,218     ($10,496)    $36,722
  Other intangibles                            101,676       (18,448)      83,228         102,718      (16,912)     85,806
---------------------------------------------------------------------------------------------------------------------------
     Total amortized intangible assets         148,894       (30,484)     118,410         149,936      (27,408)    122,528
Unamortized intangible assets:
  Goodwill                                      19,814             0       19,814          21,275       (1,461)     19,814
---------------------------------------------------------------------------------------------------------------------------
     Total intangible assets, net             $168,708      ($30,484)    $138,224        $171,211     ($28,869)   $142,342
===========================================================================================================================

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31, is as follows:

          2003        $11,229
          2004         11,012
          2005         10,338
          2006          9,664
          2007          9,664

There were no changes in the gross carrying value of goodwill for the quarter ended March 31, 2002. As of March 31, 2002, the Company has not tested the goodwill for impairment. The analysis will be completed by June 30, 2002, and any necessary adjustments will be reflected in the consolidated financial statements.

The net carrying amount of core deposit intangibles, other intangibles and goodwill as of March 31, 2002 by acquisition is as follows:

(000's omitted)                                                               Next 12
                                                                  Net         Months'
                                        Acquisition   # of      Carrying    Amortization
                                           Date      Branches    Amount       Expense
                                        ------------------------------------------------
Core deposit intangibles:
  FleetBoston Financial                  11/16/01       36       $26,992       $3,929
  Mellon Bank                            06/07/00        2         3,621          271
  First Liberty                          01/01/97        2           189          108
  ChaseManhattan Bank                    07/14/95       15         4,380        1,348
                                                                 --------------------
                                                                 $35,182       $5,656
                                                                 ====================

Other intangible assets:
  Fleet Boston Financial **              11/16/01       36       $48,097       $4,947
  Fleet Bank                             07/18/97       12        12,028        1,174
  Key Bank                               06/16/97        8         9,219          907
  ChaseManhattan Bank **                 07/14/95       15        11,000          601
  ChaseManhattan Bank                    10/28/94        1           266           35
  Resolution Trust Corporation           06/03/94        3         2,618          365
                                                                 --------------------
                                                                 $83,228       $8,029
                                                                 ====================

Goodwill:
  Citizens National Bank of Malone       01/26/01                $12,475       $    0
  Elias Asset Management                 04/03/00                  7,339            0
                                                                 --------------------
                                                                 $19,814       $    0
                                                                 ====================

** The FASB is expected to issue an exposure draft in the second quarter of 2002 regarding the reconsideration of certain provisions of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Specifically, if a Company separately identified a core deposit intangible asset from "Statement 72 goodwill," the FASB may consider this goodwill under SFAS No. 142. Thus, the Company would cease amortization of the "Statement 72 goodwill." On an annual basis, the resulting reduction in amortization would be $5.548 million or $3.370 million after-tax (assuming a 39.3% marginal tax rate.) Based on average shares outstanding for first quarter 2002, the annual impact on earnings per share (diluted) would be an increase of $0.26.

      Part 1. Financial Information

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three months ended March 31, 2002 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through December 31, 2001 as provided by the Federal Reserve System; the peer group is comprised of 68 bank holding companies having $3 to $10 billion in assets.

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                        EARNINGS AND BALANCE SHEET RECAP
                 1ST QUARTER 2002 AND PRIOR QUARTER COMPARISONS

                                               ------------------------------------------------
000's Omitted                                                  Three Months Ended
                                               ------------------------------------------------
 Line                                            Mar 31,       Mar 31,      Change      Change
  No.                                             2002          2001        Amount      Percent
        ---------------------------------------
        Earnings
        ---------------------------------------
   1    Net interest income                      $30,168       $23,167       $7,001       30.2%

   2    Loan loss provision                        1,518         1,326          192       14.5%

   3    Net interest income after
        provision for loan losses                 28,650        21,841        6,809       31.2%

   4    Investment security gain (loss) &
        debt extinguishment                           0            10           (10)       0.0%

   5    Other income                               7,735         6,026        1,709       28.4%

  6a    Other expense                             22,516        17,632        4,884       27.7%
  6b    Acquisition and unusual expense              591           851         (260)     -30.6%

   7    Intangible amortization                    3,076         1,460        1,616      110.7%

   8    Inc before inc tax                        10,202         7,934        2,268       28.6%

   9    Income tax                                 2,764         2,185          579       26.5%

  10a   Net income                                $7,438        $5,749       $1,689       29.4%
  10b   Net income - Operating                    $7,797        $6,250       $1,547       24.8%

  10c   Net income - Cash                         $9,306        $6,681       $2,625       39.3%
  10d   Net income - Cash Operating               $9,665        $7,182       $2,483       34.6%

        Earnings per share
  11a   Basic                                      $0.57         $0.51        $0.06       11.8%
  11b   Diluted                                    $0.57         $0.50        $0.07       14.0%
  11c   Diluted - Operating                        $0.60         $0.54        $0.06       11.1%

  11d   Diluted - Cash                             $0.71         $0.58        $0.13       22.4%
  11e   Diluted - Cash Operating                   $0.74         $0.63        $0.11       17.5%

        ---------------------------------------================================================
        Balances At Period End
        ---------------------------------------

  12    Loans                                  1,724,400     1,572,683      151,717        9.6%

  13    Investments (excl. mkt val adj)        1,289,002     1,071,739      217,263       20.3%

  14    Earning assets                         3,013,402     2,644,422      368,980       14.0%

  15    Loan loss reserve                         24,010        20,917        3,093       14.8%

  16a   Intangible assets - Core deposits         35,182         9,917       25,265      254.8%
  16b   Intangible assets - Goodwill             103,042        60,801       42,241       69.5%

  17    Total assets                           3,345,214     2,922,188      423,026       14.5%

  18    Deposits                               2,536,982     2,114,790      422,192       20.0%

  19a   Borrowings - FHLB                        426,100       501,100      (75,000)     -15.0%
  19b   Borrowings - Trust Preferred              77,833        29,826       48,007      161.0%

  20    Total equity                            $270,968      $236,230      $34,738       14.7%
                                               ================================================

                                               ------------------------------------------------
000's Omitted                                                  Three Months Ended
                                               ------------------------------------------------
 Line                                            Mar 31,       Dec 31,      Change      Change
  No.                                             2002          2001        Amount      Percent
        ---------------------------------------
        Earnings
        ---------------------------------------
   1    Net interest income                      $30,168       $26,626       $3,542       13.3%

   2    Loan loss provision                        1,518         2,777       (1,259)     -45.3%

   3    Net interest income after
        provision for loan losses                 28,650        23,849        4,801       20.1%

   4    Investment security gain (loss) &
        debt extinguishment                           0          (13)           13         0.0%

   5    Other income                               7,735         6,911          824       11.9%

  6a    Other expense                             22,516        19,765        2,751       13.9%
  6b    Acquisition and unusual expense              591         2,046       (1,455)     -71.1%

   7    Intangible amortization                    3,076         2,137          939       43.9%

   8    Inc before inc tax                        10,202         6,799        3,403       50.1%

   9    Income tax                                 2,764         1,972          792       40.2%

  10a   Net income                                $7,438        $4,827       $2,611       54.1%
  10b   Net income - Operating                    $7,797        $6,052       $1,745       28.8%

  10c   Net income - Cash                         $9,306        $6,225       $3,081       49.5%
  10d   Net income - Cash Operating               $9,665        $7,450       $2,215       29.7%

        Earnings per share
  11a   Basic                                      $0.57         $0.39        $0.18       46.2%
  11b   Diluted                                    $0.57         $0.39        $0.18       46.2%
  11c   Diluted - Operating                        $0.60         $0.49        $0.11       22.4%

  11d   Diluted - Cash                             $0.71         $0.50        $0.21       42.0%
  11e   Diluted - Cash Operating                   $0.74         $0.60        $0.14       23.3%

        ---------------------------------------================================================
        Balances At Period End
        ---------------------------------------

  12    Loans                                  1,724,400     1,732,870       (8,470)      -0.5%

  13    Investments (excl. mkt val adj)        1,289,002     1,131,074      157,928       14.0%

  14    Earning assets                         3,013,402     2,863,944      149,458        5.2%

  15    Loan loss reserve                         24,010        23,901          109        0.5%

  16a   Intangible assets - Core deposits         35,182        36,722       (1,540)      -4.2%
  16b   Intangible assets - Goodwill             103,042       105,620       (2,578)      -2.4%

  17    Total assets                           3,345,214     3,210,833      134,381        4.2%

  18    Deposits                               2,536,982     2,545,970       (8,988)      -0.4%

  19a   Borrowings - FHLB                        426,100       277,300      148,800       53.7%
  19b   Borrowings - Trust Preferred              77,833        77,819          14         0.0%

  20    Total equity                            $270,968      $267,980       $2,988        1.1%
                                               ================================================

                                               ------------------------------------------------
000's Omitted                                                  Three Months Ended
                                               ------------------------------------------------
 Line                                            Dec 31,       Sep 30,      Change      Change
  No.                                             2001          2001        Amount      Percent
        ---------------------------------------
        Earnings
        ---------------------------------------
   1    Net interest income                      $26,626       $23,809       $2,817       11.8%

   2    Loan loss provision                        2,777         1,579        1,198       75.9%

   3    Net interest income after
        provision for loan losses                 23,849        22,230        1,619        7.3%

   4    Investment security gain (loss) &
        debt extinguishment                          (13)           29          (42)    -144.8%

   5    Other income                               6,911         6,971          (60)      -0.9%

  6a    Other expense                             19,765        18,198        1,567        8.6%
  6b    Acquisition and unusual expense            2,046           631        1,415      224.2%

   7    Intangible amortization                    2,137         1,541          596       38.7%

   8    Inc before inc tax                         6,799         8,860       (2,061)     -23.3%

   9    Income tax                                 1,972         2,416         (444)     -18.4%

  10a   Net income                                $4,827        $6,444      ($1,617)     -25.1%
  10b   Net income - Operating                    $6,052        $6,802        ($750)     -11.0%

  10c   Net income - Cash                         $6,225        $7,452      ($1,227)     -16.5%
  10d   Net income - Cash Operating               $7,450        $7,810        ($360)      -4.6%

        Earnings per share
  11a   Basic                                      $0.39         $0.56       ($0.17)     -30.4%
  11b   Diluted                                    $0.39         $0.55       ($0.16)     -29.1%
  11c   Diluted - Operating                        $0.49         $0.58       ($0.09)     -15.5%

  11d   Diluted - Cash                             $0.50         $0.64       ($0.14)     -21.9%
  11e   Diluted - Cash Operating                   $0.60         $0.67       ($0.07)     -10.4%

        ---------------------------------------================================================
        Balances At Period End
        ---------------------------------------

  12    Loans                                  1,732,870     1,564,806      168,064       10.7%

  13    Investments (excl. mkt val adj)        1,131,074     1,011,354      119,720       11.8%

  14    Earning assets                         2,863,944     2,576,160      287,784       11.2%

  15    Loan loss reserve                         23,901        21,083        2,818       13.4%

  16a   Intangible assets - Core deposits         36,722         9,039       27,683      306.3%
  16b   Intangible assets - Goodwill             105,620        57,957       47,663       82.2%

  17    Total assets                           3,210,833     2,844,350      366,483       12.9%

  18    Deposits                               2,545,970     2,088,106      457,864       21.9%

  19a   Borrowings - FHLB                        277,300       379,200     (101,900)     -26.9%
  19b   Borrowings - Trust Preferred              77,819        77,805           14        0.0%

  20    Total equity                            $267,980      $250,686      $17,294        6.9%
                                               ================================================

                                               ------------------------------------------------
000's Omitted                                                  Three Months Ended
                                               ------------------------------------------------
 Line                                           Mar 31,       Mar 31,       Change      Change
  No.                                            2002          2001         Amount      Percent
        ---------------------------------------
        Profitability
        ---------------------------------------
  21    Return on assets                          0.92%         0.84%          0.08       %pts.
  22    Return on equity                         10.97%        10.52%          0.45       %pts.
  22a   Return on equity - operating             11.50%        11.43%          0.07       %pts.

  23    Tangible return on assets                 1.15%         0.98%          0.17       %pts.
  24    Tangible return on equity                13.73%        12.22%          1.51       %pts.
  24a   Tangible return on equity -              14.26%        13.14%          1.12       %pts.
        operating

  25    Net interest margin (FTE)                 4.52%         3.94%          0.58       %pts.

  26    Non interest income/                      18.3%         19.6%          (1.3)      %pts.
        operating income (FTE,
        excl sec gains & branch disp)

  27    Efficiency ratio                          56.3%         57.3%          (1.0)      %pts.
        (excl acquis. exp., 1-time items
        & intangible amortization)

        ---------------------------------------================================================
        Capital
        ---------------------------------------

  28    Tier I leverage ratio                     6.55%         6.83%         (0.28)      %pts.
  28b   Tangible equity / assets                  4.14%         5.80%         (1.66)      %pts.

  29    Accum. other comp. Income               $5,226       $11,666        ($6,440)     -55.2%

        Common shares outstanding
  30a   Weighted average                        13,093        11,440          1,653       14.4%
  30b   Period end                              12,937        11,545          1,392       12.1%

  31a   Cash dividends declared
        per common share                         $0.27         $0.27          $0.00        0.0%

  31b   Common Stock Price                      $30.15        $28.06          $2.09        7.4%
  31c   Total Return - last 12 months             11.7%         31.5%         (19.8)      %pts.

  32    Book value                              $20.95        $20.46          $0.49        2.4%
  33    Tangible book value                     $10.26        $14.34         ($4.08)     -28.5%

        ---------------------------------------================================================
        Asset Quality Ratios
        ---------------------------------------

  34    Loan loss reserve/
        loans outstanding                         1.39%         1.33%          0.06       %pts.

  35    Nonperforming loans/
        loans outstanding                         0.68%         0.80%         (0.12)      %pts.

  36    Loan loss reserve/
        nonperforming loans                        205%          167%            38       %pts.

  37    Net charge-offs/                          0.33%         0.32%          0.01       %pts.
        average loans

  38    Loan loss provision/                       108%          108%             0       %pts.
        net charge-offs

  39    Nonperforming assets/                     0.77%         0.89%         (0.12)      %pts.
        loans outstanding + OREO
                                               ================================================

                                               ------------------------------------------------
000's Omitted                                                  Three Months Ended
                                               ------------------------------------------------
 Line                                           Mar 31,       Dec 31,       Change      Change
  No.                                            2002          2001         Amount      Percent
        ---------------------------------------
        Profitability
        ---------------------------------------
  21    Return on assets                          0.92%         0.63%          0.29       %pts.
  22    Return on equity                         10.97%         7.21%          3.76       %pts.
  22a   Return on equity - operating             11.50%         9.03%          2.47       %pts.

  23    Tangible return on assets                 1.15%         0.81%          0.34       %pts.
  24    Tangible return on equity                13.73%         9.29%          4.44       %pts.
  24a   Tangible return on equity -              14.26%        11.12%          3.14       %pts.
        operating

  25    Net interest margin (FTE)                 4.52%         4.20%          0.32       %pts.

  26    Non interest income/                      18.3%         19.9%          (1.6)      %pts.
        operating income (FTE,
        excl sec gains & branch disp)

  27    Efficiency ratio                          56.3%         54.6%           1.7       %pts.
        (excl acquis. exp., 1-time items
        & intangible amortization)

        ---------------------------------------================================================
        Capital
        ---------------------------------------

  28    Tier I leverage ratio                     6.55%         6.73%         (0.18)      %pts.
  28b   Tangible equity / assets                  4.14%         4.09%          0.05       %pts.

  29    Accum. other comp. Income               $5,226        $7,281        ($2,055)     -28.2%

        Common shares outstanding
  30a   Weighted average                        13,093        12,358            735        5.9%
  30b   Period end                              12,937        12,903             34        0.3%

  31a   Cash dividends declared
        per common share                         $0.27         $0.27          $0.00        0.0%

  31b   Common Stock Price                      $30.15        $26.20          $3.95       15.1%
  31c   Total Return - last 12 months             11.7%         10.0%           1.7       %pts.

  32    Book value                              $20.95        $20.77          $0.18        0.9%
  33    Tangible book value                     $10.26         $9.74          $0.52        5.3%

        ---------------------------------------================================================
        Asset Quality Ratios
        ---------------------------------------

  34    Loan loss reserve/
        loans outstanding                         1.39%         1.38%          0.01       %pts.

  35    Nonperforming loans/
        loans outstanding                         0.68%         0.53%          0.15       %pts.

  36    Loan loss reserve/
        nonperforming loans                        205%          263%           (58)      %pts.

  37    Net charge-offs/                          0.33%         0.61%         (0.28)      %pts.
        average loans

  38    Loan loss provision/                       108%          110%            (2)      %pts.
        net charge-offs

  39    Nonperforming assets/                     0.77%         0.61%          0.16       %pts.
        loans outstanding + OREO
                                               ================================================

                                               ------------------------------------------------
000's Omitted                                                  Three Months Ended
                                               ------------------------------------------------
 Line                                           Dec 31,       Sep 30,       Change      Change
  No.                                            2001          2001         Amount      Percent
        ---------------------------------------
        Profitability
        ---------------------------------------
  21    Return on assets                          0.63%         0.90%         (0.27)      %pts.
  22    Return on equity                          7.21%        10.73%         (3.52)      %pts.
  22a   Return on equity - operating              9.03%        11.33%         (2.30)      %pts.

  23    Tangible return on assets                 0.81%         1.04%         (0.23)      %pts.
  24    Tangible return on equity                 9.29%        12.41%         (3.12)      %pts.
  24a   Tangible return on equity -              11.12%        13.01%         (1.89)      %pts.
        operating

  25    Net interest margin (FTE)                 4.20%         3.94%          0.26       %pts.

  26    Non interest income/                      19.9%         21.3%          (1.4)      %pts.
        operating income (FTE,
        excl sec gains & branch disp)

  27    Efficiency ratio                          54.6%         55.6%          (1.0)      %pts.
        (excl acquis. exp., 1-time items
        & intangible amortization)

        ---------------------------------------================================================
        Capital
        ---------------------------------------

  28    Tier I leverage ratio                     6.73%         8.72%         (1.99)      %pts.
  28b   Tangible equity / assets                  4.09%         6.61%         (2.52)      %pts.

  29    Accum. other comp. Income               $7,281       $23,634       ($16,353)     -69.2%

        Common shares outstanding
  30a   Weighted average                        12,358        11,732            626        5.3%
  30b   Period end                              12,903        11,549          1,354       11.7%

  31a   Cash dividends declared
        per common share                         $0.27         $0.27          $0.00        0.0%

  31b   Common Stock Price                      $26.20        $27.50         ($1.30)      -4.7%
  31c   Total Return - last 12 months             10.0%         10.3%          (0.3)      %pts.

  32    Book value                              $20.77        $21.71         ($0.94)      -4.3%
  33    Tangible book value                      $9.74        $15.91         ($6.17)     -38.8%

        ---------------------------------------================================================
        Asset Quality Ratios
        ---------------------------------------

  34    Loan loss reserve/
        loans outstanding                         1.38%         1.35%          0.03       %pts.

  35    Nonperforming loans/
        loans outstanding                         0.53%         0.54%         (0.01)      %pts.

  36    Loan loss reserve/
        nonperforming loans                        263%          247%            16       %pts.

  37    Net charge-offs/                          0.61%         0.34%           0.27      %pts.
        average loans

  38    Loan loss provision/                       110%          116%            (6)      %pts.
        net charge-offs

  39    Nonperforming assets/                     0.61%         0.67%         (0.06)      %pts.
        loans outstanding + OREO
                                              =================================================

                                              -------------------------------------------------
000's Omitted                                                 Three Months Ended
                                              -------------------------------------------------
 Line                                           Mar 31,       Mar 31,       Change      Change
  No.                                            2002          2001         Amount      Percent
        --------------------------------------
        Asset Quality Components
        --------------------------------------
  40    Nonaccruing loans                         $8,519        $7,471       $1,048       14.0%
  41    90+ days delinquent                       $3,167        $5,032      ($1,865)     -37.1%
                                                  ------        ------      -------      -----
  42    Tot nonperforming loans                  $11,686       $12,503        ($817)      -6.5%

  43    Troubled debt restructurings                 $76          $103         ($27)     -26.2%
  44    Other real estate                         $1,460        $1,476         ($16)      -1.1%
                                                  ------        ------         ----       ----
  45    Tot nonperforming assets                 $13,222       $14,082        ($860)      -6.1%

  46    Net Charge-Offs                           $1,409        $1,231         $178       14.5%

        --------------------------------------=================================================
        Components of Net Interest
        Margin (FTE)
        --------------------------------------

  47    Loan yield                                  7.76%         8.80%       (1.04)      %pts.
  48    Investment yield                            6.81%         7.30%       (0.49)      %pts.

  49    Earning asset yield                         7.37%         8.21%       (0.84)      %pts.

  50    Interest bearing deposits rate              2.91%         4.57%       (1.66)      %pts.
  51a   Borrowed funds rate - FHLB                  4.67%         5.90%       (1.23)      %pts.
  51b   Borrowed funds rate - Trust                 7.59%         9.83%       (2.24)      %pts.
        Preferred & other

  52    Cost of all interest bearing funds          3.29%         4.92%       (1.63)      %pts.

  53    Cost of funds (includes DDA)                2.82%         4.31%       (1.49)      %pts.
  54    Cost of funds/earning assets                2.85%         4.27%       (1.42)      %pts.

  55    Net interest margin (FTE)                   4.52%         3.94%        0.58       %pts.

  56    Full tax equivalent adjustment            $2,529        $1,541         $988       64.1%

        --------------------------------------=================================================
        Average Balances for Period
        --------------------------------------

  57    Loans                                 $1,733,863    $1,553,824     $180,039       11.6%

  58    Investments (excl. mkt val adj.)       1,198,261       990,334      207,927       21.0%

  59    Earning assets                         2,932,124     2,544,158      387,966       15.2%

  60    Total assets                           3,284,441     2,778,351      506,090       18.2%

  61    Deposits                               2,544,733     2,047,060      497,673       24.3%

  62a   Borrowings - FHLB                        343,513       448,220     (104,707)     -23.4%
  62b   Borrowings - Trust preferred &            78,160        30,272       47,888      158.2%
        other

  63    Total equity                            $274,882      $221,666      $53,216       24.0%
                                              =================================================

                                              -------------------------------------------------
000's Omitted                                                 Three Months Ended
                                              -------------------------------------------------
 Line                                           Mar 31,       Dec 31,       Change      Change
  No.                                            2002          2001         Amount      Percent
        --------------------------------------
        Asset Quality Components
        --------------------------------------
  40    Nonaccruing loans                         $8,519        $7,186       $1,333       18.5%
  41    90+ days delinquent                       $3,167        $1,914       $1,253       65.5%
                                                  ------        ------       ------       -----
  42    Tot nonperforming loans                  $11,686        $9,100       $2,586       28.4%

  43    Troubled debt restructurings                 $76           $75           $1        1.3%
  44    Other real estate                         $1,460        $1,427          $33        2.3%
                                                  ------        ------          ---        ---
  45    Tot nonperforming assets                 $13,222       $10,602       $2,620       24.7%

  46    Net Charge-Offs                           $1,409        $2,524      ($1,115)     -44.2%

        --------------------------------------=================================================
        Components of Net Interest
        Margin (FTE)
        --------------------------------------

  47    Loan yield                                  7.76%         7.90%       (0.14)      %pts.
  48    Investment yield                            6.81%         6.87%       (0.06)      %pts.

  49    Earning asset yield                         7.37%         7.49%       (0.12)      %pts.

  50    Interest bearing deposits rate              2.91%         3.44%       (0.53)      %pts.
  51a   Borrowed funds rate - FHLB                  4.67%         5.07%       (0.40)      %pts.
  51b   Borrowed funds rate - Trust                 7.59%         8.35%       (0.76)      %pts.
        Preferred & other

  52    Cost of all interest bearing funds          3.29%         3.84%       (0.55)      %pts.

  53    Cost of funds (includes DDA)                2.82%         3.29%       (0.47)      %pts.
  54    Cost of funds/earning assets                2.85%         3.30%       (0.45)      %pts.

  55    Net interest margin (FTE)                   4.52%         4.20%        0.32       %pts.

  56    Full tax equivalent adjustment            $2,529        $2,065         $464       22.5%

        --------------------------------------=================================================
        Average Balances for Period
        --------------------------------------

  57    Loans                                 $1,733,863    $1,646,921      $86,942        5.3%

  58    Investments (excl. mkt val adj.)       1,198,261     1,066,357      131,904       12.4%

  59    Earning assets                         2,932,124     2,713,278      218,846        8.1%

  60    Total assets                           3,284,441     3,031,017      253,424        8.4%

  61    Deposits                               2,544,733     2,299,565      245,168       10.7%

  62a   Borrowings - FHLB                        343,513       340,786        2,727        0.8%
  62b   Borrowings - Trust preferred &            78,160        78,174          (14)       0.0%
        other

  63    Total equity                            $274,882      $265,787       $9,095        3.4%
                                              =================================================

                                              -------------------------------------------------
000's Omitted                                                 Three Months Ended
                                              -------------------------------------------------
 Line                                           Dec 31,       Sep 30,       Change      Change
  No.                                            2002          2001         Amount      Percent
        --------------------------------------
        Asset Quality Components
        --------------------------------------
  40    Nonaccruing loans                         $7,186        $5,677       $1,509       26.6%
  41    90+ days delinquent                       $1,914        $2,842        ($928)     -32.7%
                                                  ------        ------        -----      -----
  42    Tot nonperforming loans                   $9,100        $8,519         $581        6.8%

  43    Troubled debt restructurings                 $75           $85         ($10)     -11.8%
  44    Other real estate                         $1,427        $1,835        ($408)     -22.2%
                                                  ------        ------        -----      -----
  45    Tot nonperforming assets                 $10,602       $10,439         $163        1.6%

  46    Net Charge-Offs                           $2,524        $1,356       $1,168       86.1%

        --------------------------------------=================================================
        Components of Net Interest
        Margin (FTE)
        --------------------------------------

  47    Loan yield                                  7.90%         8.30%       (0.40)      %pts.
  48    Investment yield                            6.87%         6.86%        0.01       %pts.

  49    Earning asset yield                         7.49%         7.73%       (0.24)      %pts.

  50    Interest bearing deposits rate              3.44%         4.06%       (0.62)      %pts.
  51a   Borrowed funds rate - FHLB                  5.07%         5.40%       (0.33)      %pts.
  51b   Borrowed funds rate - Trust                 8.35%         8.80%       (0.45)      %pts.
        Preferred & other

  52    Cost of all interest bearing funds          3.84%         4.45%       (0.61)      %pts.

  53    Cost of funds (includes DDA)                3.29%         3.85%       (0.56)      %pts.
  54    Cost of funds/earning assets                3.30%         3.79%       (0.49)      %pts.

  55    Net interest margin (FTE)                   4.20%         3.94%        0.26       %pts.

  56    Full tax equivalent adjustment            $2,065        $1,935         $130        6.7%

        --------------------------------------=================================================
        Average Balances for Period
        --------------------------------------

  57    Loans                                 $1,646,921    $1,567,842      $79,079        5.0%

  58    Investments (excl. mkt val adj.)       1,066,357     1,025,375       40,982        4.0%

  59    Earning assets                         2,713,278     2,593,217      120,061        4.6%

  60    Total assets                           3,031,017     2,835,584      195,433        6.9%

  61    Deposits                               2,299,565     2,076,446      223,119       10.7%

  62a   Borrowings - FHLB                        340,786       413,518      (72,732)     -17.6%
  62b   Borrowings - Trust preferred &            78,174        66,502       11,672       17.6%
        other

  63    Total equity                            $265,787      $238,159      $27,628       11.6%
                                              =================================================

Results of Operations

Net income for first quarter 2002 was $7.4 million, an increase of 29% from the same period last year and an all-time high for the Company. Earnings per share (diluted) for the quarter rose 14% to $0.57, reflecting an increase in average shares outstanding of 14%. The Company issued an additional 952,000 common shares in connection with its January 2001 whole-bank purchase and 1.309 million in fourth quarter 2001 to support the mid-November purchase of 36 branches in Western New York from FleetBoston Financial (NYSE: FBF).

Operating earnings, which exclude acquisition and unusual expenses and net securities transactions, were $7.8 million for first quarter 2002, up 25% from the same period in the prior year. These costs, which totaled $591,000 in the first quarter of this year versus $851,000 for the comparable 2001 quarter, were associated with the Company's three acquisitions in January, May, and November of last year, which collectively added $1.2 billion in assets and increased its branch network by 70% to 119 locations. Operating earnings per share (diluted) were $0.60, an increase of $0.06 or 11.1%.

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which eliminated the requirement to regularly amortize approximately $19.8 million in goodwill related to certain of its acquisitions. Annual amortization expense was thus reduced by approximately $1.3 million; $.015 of the increase in earnings per share (diluted) this quarter reflects the impact of this adoption.

Cash operating earnings for first quarter 2002 were $9.7 million, an increase of 35% from the same period last year and an all-time high for the Company. Cash operating earnings additionally excludes intangible amortization expense, a non-cash item which an increasing number of analysts believes obscures the underlying value of a company's earnings stream. Cash operating earnings per share (diluted) for the quarter were $0.74, up 17% from the prior year's level of $0.63. This quarter's cash operating earnings per share also exceeded by 10% the third quarter 2001 high of the last two years of $0.67.

The primary reasons for improved first quarter earnings compared to the same period last year are a 30% increase in net interest income, caused by both better margins and expanded earning assets, and a 28% rise in noninterest income. The resulting higher operating income more than offset greater overhead and intangible amortization due to the acquisition of the former FleetBoston branches in mid-November 2001. Earnings increased over fourth quarter 2001 partially for the same reasons, though net interest and noninterest income were up a lesser 13% and 12%, respectively. In addition, loan loss provision expense was down by 45% and the effective tax rate was reduced by two percentage points.

First Quarter Performance Highlights

Net Interest Income

Net interest income for first quarter 2002 rose to $30.2 million, 30% over the same period last year. The improvement reflects the contribution of the former FleetBoston branches, which added $164 million in commercial and consumer loans and $503 million in low-cost core deposits as of March 31. Core deposits in these branches have increased over 5% since acquisition date. Results also benefited from a full quarter's worth of $105 million in earning assets from the January 26, 2001 purchase of the Citizens National Bank of Malone. Even more important, the net interest margin climbed to 4.52%, up 58 basis points from the first quarter 2001 level of 3.94%. In response to continued rapid Federal Reserve rate reductions, the margin fell further in 2001 to a low point in the second quarter of 3.78%, meaning that it has now widened by 74 basis points since then.

o The rise in margin reflects a slower decrease in earning asset yields than in the cost of funds. Approximately 33% of earning assets reprice within one year versus 62% of interest-bearing liabilities (excluding interest checking). Maturing certificates of deposit continued to reprice downward by over 200 basis points on average during the quarter, consistent with lower financial market interest rates. The rate on total borrowings was reduced by 47 basis points compared to fourth quarter 2001.

o Earning assets were 14% higher than one year earlier, comprised of $152 million more in loans and $217 million more in securities. Over the last 90 days, loans decreased by .5% or $8.5 million while investments rose 14% or $158 million. The latter increase, which was funded by short-term borrowings, reflected attractive buying opportunities both as to gross yield and as a spread over borrowings, and represents an earnings strategy intended to supplement the present shortfall in loan growth.

o Growth in first quarter average earning assets of $388 million compared to one year earlier was largely funded by an increase in average retail and commercial deposits of $585 million, a planned decrease in more volatile public funds deposits of $79 million, and a decrease in average borrowings of $105 million. Total borrowings as a percent of earning assets ended the quarter at 17% versus 12% at year end, following the closing of the FleetBoston transaction, and 20% as of March 31, 2001.

Noninterest Income

Noninterest income (excluding securities transactions) reached $7.7 million in the first quarter, an increase of $1.7 million or 28% from one year earlier. It rose nearly 12% from the fourth quarter 2001 level, during which the 36 acquired FleetBoston branches were contributing for only half the period.

Financial services revenues at $3.6 million were $653,000 higher (up nearly 22%) compared to both the first quarter and fourth quarter of 2001. The primary source of improvement was commissions from the sale of investment products through the Company's broker-dealer, Community Investment Services, Inc. (CISI). The number of financial consultants has been steadily climbing and a new branch referral program is showing good signs of success; as a result, revenues were nearly 150% higher than in first quarter 2001 and over 100% higher than in the fourth quarter. Greater contribution from the Company's other financial services providers varied when compared to the same quarter last year or the linked quarter.

o Pension administration and consulting fees from the Company's Benefit Plans Administrative Services subsidiary were 24% higher than in first quarter 2001, owing to substantial new business booked in the latter half of the year; first quarter revenues were essentially flat compared to fourth quarter 2001.

o Revenues from the Bank's personal trust department were virtually unchanged from last year's first and fourth quarters, despite the challenging equity markets. Its business is diversified by a mix of equity and fixed income assets under management, estate settlement services, securities custody, and other fiduciary activities.

o Fees from the Company's investment management subsidiary, Elias Asset Management (EAM), were off 26% and 5% for the comparable and linked quarters, respectively. Because of its primary focus on management of equity investments, EAM's revenues are more affected by the currently volatile equity markets than the Bank's trust department.

o And commissions from the sale of insurance products, which have been a relatively small contributor with the exception of the annual dividend from the Company's creditor life underwriter in the third quarter of each year, rose 85% from one year earlier and 63% over the linked quarter. This reflects CISI's expanded sale of fixed income annuity products, which have gained in popularity as an investment vehicle in the present equity market environment.

Financial services revenues comprised 47% of total noninterest income for the quarter versus 50% one year earlier. This decrease was caused by the unusually large 34% increase in general banking fees, primarily from the Company's 2001 FleetBoston branch acquisition, which overshadowed the still strong 22% increase in financial services revenues.

General banking revenues were $4.1 million for the quarter, up 34% over the same period last year because of the contribution of the acquired FleetBoston branches, largely in deposit service charges and overdraft fees. Other components of banking fees and their related change compared to first quarter 2001 are as follows:

o Electronic banking revenues nearly doubled, partially due to a system change in the recognition of merchant discount fees.

o Mortgage banking fees were up 50% due to heavy refinancing activity during 2001. The serviced loan portfolio ended the quarter at $114 million, a 24% increase over one year earlier.

o General commissions were unchanged for the period. They were down when adjusted for a prior period processing error.

o Excluding the two system-related items mentioned above, first quarter general revenues rose 24% compared to the same quarter last year.

Compared to fourth quarter 2001, general banking revenues rose approximately 7%, but were off 5% after elimination of the system differences. The primary reasons for the decrease reflect waiving of certain overdraft fees during the initial conversion of acquired customer accounts and lower mortgage banking fees due to placement of secondary market eligible mortgages in the Bank's loan portfolio as opposed to the prior historical practice of selling them.

The ratio of noninterest income to operating income was 18.3% for the quarter, down 1.3 and 1.6 percentage points from the first and fourth quarters of last year, respectively. In part, the decreases reflect the unusually large increases (32% and 14% from first quarter and fourth quarter 2001, respectively) in net interest income (FTE) caused by higher earning assets and improved margins. In addition, the added revenues from cross selling financial services to the 2001 acquired customer base have not yet been fully realized.

Loans

Loans ended the first quarter at $1.724 billion, up $152 million or 9.6% from March 31, 2001. The improvement reflects the contribution of the acquired FleetBoston branch loans, without which outstandings would have decreased by approximately $13 million or 0.8%. Compared to December 31, 2001, loans were off $8.5 million or 0.5%.

o Commercial loans decreased $6 million during the last 90 days. General paydowns more than offset increased automobile dealer floor plan and agricultural borrowings. With the FleetBoston acquisition conversion now complete and added personnel in place in the First Liberty and former FleetBoston branch markets, new business calling efforts have been accelerated. Commercial loan outstandings at quarter end were $638 million (37% of total loans outstanding) compared to $604 million twelve months earlier, an increase of $34 million or 6%.

o Consumer direct loans decreased approximately $19 million during the quarter. Demand continues to be insufficient to offset regular repayments. The Company's seasonal marketing program is now underway, with 120,000 mailers to Bank customers sent during the latter part of March through mid-April, and branch personnel anticipate favorable customer response. Consumer direct loans ended the quarter at $377 million (22% of total loans outstanding), up $108 million or 40% since March 31, 2001.

o Consumer indirect loans, largely borrowing originated in automobile dealer showrooms, rose $5 million during the first quarter. New originating dealers have been added in the Company's Pennsylvania franchise, and cut-rate new car financing by national captives has brought in additional customer traffic for late-model, used vehicles. Overall, used vehicles constitute 76% of CBU's indirect loans outstanding. Indirect loans at quarter end were $253 million (15% of total loans outstanding), an increase of $2 million or .7% from twelve months earlier.

o Consumer mortgages rose $12 million over the last 90 days, the largest quarterly increase in outstandings in 18 months. This rise largely reflects the Company's strategy, implemented during fourth quarter 2001 to book all secondary-market-eligible loans in portfolio, made possible because of the increase in core deposit funding from the FleetBoston branch acquisition. Competitors have recently aggressively undercut the pricing on our no-closing-cost mortgage product, resulting in reduced growth from that product in our bank compared to last year. Over the last twelve months, consumer mortgages have increased $7 million or 1.7% to $456 million (26% of total loans outstanding).

Asset Quality

Asset quality as of March 31, 2002 improved from one year ago. Loan loss reserves were increased by $3.1 million or 15% to $24 million, while nonperforming loans (nonaccruals plus 90 days past due) were down $817,000 or 7% to $11.7 million. Regular bottom-up review of the portfolio necessitated only a slight increase in the loan loss reserve during the first quarter, though nonperformers have risen $2.6 million.

o As a percent of loans outstanding, nonperformers were .68% versus .80% one year earlier. Coverage of the reserve over nonperformers was 205%, compared to 167% coverage at March 31, 2001. At December 31, 2001, the Company's coverage of 263% exceeded the peer median of 201%; also better than peers was the nonperforming loan/outstandings ratio, which was 0.53% at that time versus the median of 0.94%. The change in nonperforming loan ratio and reserve coverage since year end reflects a single $3.2 million commercial loan becoming nonaccruing. A specific allocation within the loan loss reserve has been established, and its adequacy is being monitored on a regular basis.

o Net charge-offs for the first quarter were $1.4 million, 14% higher than $1.2 million recognized one year earlier. They remain in the norm of $1.3-$1.5 million for the middle quarters of 2001, well below $2.5 million taken in the fourth quarter of the year. As a percent of average loans outstanding, net charge-offs were virtually unchanged from one year earlier at 0.33%. Installment loan net charge-offs were 0.83% of related average outstandings, the lowest they have been since third quarter 2000. Commercial net charge-offs were 0.32% of related outstandings; while slightly higher than 0.25% one year ago, the ratio is less than half that of the fourth quarter of 2001. Combined mortgage and home equity net charge-offs reflected a net recovery this quarter compared to 0.04% of related outstandings for all of 2001. Loan loss provision expense covered net charge-offs by 108% as it did in first quarter 2001.

o Delinquent loans as a percent of total outstandings decreased 30 basis points during the last 90 days to 1.73%. This compares to an abnormally low level of 1.29% one year earlier; with that exception, the range since year-end 2000 has been 1.84%-1.96%.

Overhead and Efficiency

The Company's efficiency ratio, which excludes intangible amortization, net securities gains/losses, acquisition costs, and unusual expenses, was 56.3% for first quarter 2002, a 1.0 percentage-point improvement from the comparable 2001 quarter and a 1.7 percentage-point increase from fourth quarter 2001.

o These results reflect the full impact of the combined $3.2 million in First Liberty cost savings implemented in mid-second quarter 2001 and the benefit of streamlining our operations functions by eliminating duplicate loan and deposit processing units in Canton and Olean, NY. However, because of the surge in volumes being processed as a result of the former FleetBoston branches, part-time and overtime costs in these functions rose from mid-November through March, simultaneous with higher full-time staffing. Personnel have gained valuable experience in handling this expanded work, guided by carefully selected consultants who have redesigned workflows and installed efficient procedures. This latter project was substantially completed by March 31, with nearly a full quarter's benefit of their work expected in second quarter 2002.

o The first quarter efficiency ratio also includes the full-quarter impact of all acquired FleetBoston branch employees and related equipment, occupancy, supplies, and other associated expenses, compared to fourth quarter 2001 being affected beginning in mid-November. Data processing expense also rose due to an annual contractual increase as well as a negotiated deferral of extra charges due to 2001's acquisitions until this time.

o Relative stability in the efficiency ratio for the time being was maintained because of increased noninterest income, rising margins, and higher earning assets from acquisitions and investment leverage strategies, all of which drove operating income up by 11.8% this quarter versus the fourth quarter in 2001.

o Acquisition and unusual expenses, which are excluded from the efficiency ratio calculation, were $591,000 in the first quarter, down $260,000 from the same period last year (which included Citizens National Bank acquisition costs) and $1.5 million less than in the fourth quarter (mostly FleetBoston acquisition-related expenses). The largest items comprising this quarter's non-recurring costs include $97,000 in severance expense for First Liberty; $347,000 in professional and consulting fees for our operations centers; and $61,000 in check replacement costs for former FleetBoston customers. Little additional acquisition and unusual costs related to 2001's acquisitions is expected this year.

o The efficiency ratios for first quarter 2002 and the linked quarter have also been adjusted for various fluctuations caused by system or other factors that misrepresent the common definition of productivity. Expenses were adjusted by +$61,000 and -$215,000, respectively, while fee income was adjusted by -$392,000 and +$287,000, respectively.

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

                                                                                First Quarter Ended March 31,
                                                        ----------------------------------------------------------------------------
(000's omitted except yields and rates)                                  2002                                    2001
                                                        ----------------------------------------------------------------------------
                                                                                     Average                                Average
                                                          Average       Amount     Yield/Rate    Average        Amount    Yield/Rate
                                                          Balance     of Interest     Paid       Balance     of Interest     Paid
                                                        ----------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Federal funds sold                                    $         0     $     0       0.00%    $       324     $     4       5.01%
  Time deposits in other banks                                  357           1       1.14%            384         187         NA
  Taxable investment securities                             898,231      14,428       6.51%        820,573      14,481       7.16%
  Nontaxable investment securities                          299,673       5,687       7.70%        169,053       3,152       7.56%
  Loans (net of unearned discount)                        1,733,863      33,190       7.76%      1,553,824      33,698       8.80%
                                                        -----------------------                -----------------------
     Total interest-earning assets                        2,932,124      53,306       7.37%      2,544,158      51,522       8.21%

Noninterest earning assets:
  Cash and due from banks                                    99,356                                 83,934
  Premises and equipment                                     53,799                                 42,425
  Other assets                                              196,329                                117,296
  Reserve for loan losses                                   (23,915)                               (20,664)
  Net unrealized gains on available-for-sale portfolio       26,748                                 11,202
                                                        -----------                            -----------
     Total assets                                       $ 3,284,441                            $ 2,778,351
                                                        ===========                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings deposits                                      $   959,169     $ 3,195       1.35%    $   638,345     $ 3,347       2.13%
  Time deposits                                           1,157,663      11,974       4.19%      1,094,678      16,202       6.00%
  Short-term borrowings                                      59,958         298       2.02%        208,910       3,107       6.03%
  Long-term borrowings                                      361,715       5,142       5.77%        269,582       4,158       6.26%
                                                        -----------------------                -----------------------
     Total interest-bearing liabilities                   2,538,505      20,609       3.29%      2,211,515      26,814       4.92%

Noninterest bearing liabilities:
  Demand deposits                                           427,901                                314,037
  Other liabilities                                          43,153                                 31,133
Shareholders' equity                                        274,882                                221,666
                                                        -----------                            -----------
     Total liabilities and shareholders' equity         $ 3,284,441                            $ 2,778,351
                                                        ===========                            ===========

Net interest earnings                                                   $32,697                                $24,708
                                                                        =======                                =======
Net yield on interest-earning assets                                                  4.52%                                  3.94%

Federal tax exemption on nontaxable investment
  securities and loans included in interest income                      $ 2,529                                $ 1,541

B) The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

----------------------------------------------------------------------------------------
                                                1st Quarter 2002 versus 1st Quarter 2001
                                                Increase (Decrease) Due to Change in (1)
                                                ----------------------------------------

                                                                                    Net
(000's omitted)                                 Volume            Rate            Change
----------------------------------------------------------------------------------------
Interest earned on:
  Federal funds sold                               ($2)             ($2)            ($4)

  Time deposits in other banks                     (12)            (174)           (186)

  Taxable investment securities                  5,385           (5,438)            (53)

  Nontaxable investment securities               2,478               57           2,535

  Loans (net of unearned discount)              15,683          (16,191)           (508)

Total interest-earning assets (2)               26,650          (24,866)          1,784

Interest paid on:
  Savings deposits                               5,649           (5,801)           (152)

  Time deposits                                  5,670           (9,898)         (4,228)

  Short-term borrowings                         (1,453)          (1,356)         (2,809)

  Long-term borrowings                           2,950           (1,966)            984

Total interest-bearing liabilities (2)          20,298          (26,503)         (6,205)

Net interest earnings (2)                       $4,051           $3,938          $7,989

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

                                     ---------------------------------------------------------------------------------------------
                                                 Quarters Ended March 31,                          Quarters Ended
                                     ---------------------------------------------------------------------------------------------
                                                            Change       Change    March 31,   December 31,    Change       Change
(000's omitted)                        2002      2001       Amount       Percent     2002          2001        Amount      Percent
----------------------------------------------------------------------------------------------------------------------------------
Personnel expense                    $12,125    $10,116    $ 2,009        19.9%     $12,125      $10,724      $ 1,401        13.1%

Net occupancy expense                  2,322      1,578        744        47.1%       2,322        1,568          754        48.1%

Equipment expense                      1,871      1,355        516        38.1%       1,871        1,659          212        12.8%

Legal and professional fees              853        627        226        36.0%         853          797           56         7.0%

Data processing expense                1,679      1,187        492        41.4%       1,679        1,306          373        28.6%

Amortization of intangibles            3,076      1,460      1,616       110.7%       3,076        2,137          939        43.9%

Stationary and supplies                  688        354        334        94.4%         688          591           97        16.4%

Foreclosed property expense              328        162        166       102.5%         328          308           20         6.5%

Deposit insurance premiums               122         72         50        69.4%         122           92           30        32.6%

Acquisition and unusual expenses         591        851       (260)      -30.6%         591        2,046       (1,455)      -71.1%

Other                                  2,528      2,181        347        15.9%       2,528        2,720         (192)       -7.1%
----------------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense       $26,183    $19,943    $ 6,240        31.3%     $26,183      $23,948      $ 2,235         9.3%
==================================================================================================================================

Total operating expenses as
  a percentage of average assets        3.23%      2.91%      0.32%                    3.23%        3.13%        0.10%

Efficiency ratio (1)                    56.3%      57.3%     -1.1%                     56.3%        54.6%         1.7%

(1) Noninterest expense excluding nonrecurring items, amortization of deposit intangibles, and certain adjustments as disclosed in the "Overhead and Efficiency" section of the MD&A, divided by operating income excluding all nonrecurring items.

D) The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

-------------------------------------------------------------------------------------------------
                                                                 As of March 31,
                                              ---------------------------------------------------
                                                                              Change      Change
(000's omitted)                                  2002            2001         Amount      Percent
-------------------------------------------------------------------------------------------------
Real estate mortgages:
  Residential                                 $  713,289     $  612,823     $ 100,466      16.4%
  Commercial loans secured by real estate        269,282        259,695         9,587       3.7%
  Farm                                            21,289         21,038           251       1.2%
-------------------------------------------------------------------------------------------------
     Total                                     1,003,860        893,556       110,304      12.3%

Commercial, financial, and agricultural:
  Commercial and financial                       268,296        244,562        23,734       9.7%
  Agricultural                                    25,291         26,405        (1,114)     -4.2%
-------------------------------------------------------------------------------------------------
     Total                                       293,587        270,967        22,620       8.3%

Installment loans to individuals                 398,561        382,713        15,848       4.1%
Other loans                                       28,575         26,393         2,182       8.3%
-------------------------------------------------------------------------------------------------

Gross loans                                    1,724,583      1,573,629       150,954       9.6%
Less: unearned discount                              183            946          (763)    -80.7%
-------------------------------------------------------------------------------------------------
     Net loans                                 1,724,400      1,572,683       151,717       9.6%
     Reserve for loan losses                      24,010         20,917         3,093      14.8%
-------------------------------------------------------------------------------------------------
Loans, net of reserve for loan losses         $1,700,390     $1,551,766     $ 148,624       9.6%
=================================================================================================

E) The following table reconciles the differences between the line of business loan breakdown reflected in the narrative of this report and on Table D as compared to regulatory reporting definitions reflected on the Call Report.

-------------------------------------------------------------------------------------------------------------
                                               Line of Business as of March 31, 2002
                                       ----------------------------------------------------------------------
                                       Consumer       Consumer      Consumer        Business          Total
(000's omitted)                         Direct        Indirect      Mortgages        Lending          Loans
-------------------------------------------------------------------------------------------------------------
Regulatory Reporting Categories:
Loans secured by real estate:
  Residential                          $224,930                      $453,165       $ 35,194       $  713,289
  Commercial                                 52                         2,254        266,976          269,282
  Farm                                       34                                       21,255           21,289
Agricultural loans                          463                                       24,828           25,291
Commercial loans                         10,795                                      257,501          268,296
Installment loans to individuals        138,569        253,575            103          6,314          398,561
Other loans                               2,619                                       25,956           28,575
-------------------------------------------------------------------------------------------------------------
     Total loans                        377,462        253,575        455,522        638,024        1,724,583
     Unearned discount                      183                                                           183
-------------------------------------------------------------------------------------------------------------
     Net loans                         $377,279       $253,575       $455,522       $638,024       $1,724,400
=============================================================================================================

F) The following table presents information concerning the aggregate amount of nonperforming assets:

------------------------------------------------------------------------------------------------------------------
                                                                               As of March 31,
                                                             -----------------------------------------------------
                                                                                            Change         Change
(000's omitted)                                                2002           2001          Amount         Percent
------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                     $8,519         $7,471         $1,048           14.0%

Accruing loans which are contractually past due 90
  days or more as to principal or interest payments            3,167          5,032         (1,865)         -37.1%
------------------------------------------------------------------------------------------------------------------

     Total nonperforming loans                                11,686         12,503           (817)          -6.5%

Loans which are "troubled debt restructurings" as
  defined in FASB No. 15 "Accounting by Debtors
  and Creditors for Troubled Debt Restructurings"                 76            103            (27)         -26.2%

Other real estate                                              1,460          1,476            (16)          -1.1%
------------------------------------------------------------------------------------------------------------------

     Total non performing assets                             $13,222        $14,082          ($860)          -6.1%
==================================================================================================================

Ratio of allowance for loan losses to period-end loans          1.39%          1.33%          0.06%

Ratio of allowance for loan losses to period-end
  nonperforming loans                                          205.5%         167.3%          38.2%

Ratio of allowance for loan losses to period-end
  nonperforming assets                                         181.6%         148.5%          33.1%

Ratio of nonperforming loans to period-end loans                0.68%          0.80%         -0.12%

Ratio of nonperforming assets to period-end total
  loans and other real estate                                   0.77%          0.89%         -0.12%

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

G) The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expenses.

------------------------------------------------------------------------------------------------------------------------------
                                                                                     Quarter Ended March 31,
                                                                  ------------------------------------------------------------
                                                                                                        Change          Change
(000's omitted)                                                      2002              2001             Amount         Percent
------------------------------------------------------------------------------------------------------------------------------
Amount of loans outstanding at end of period                      $1,724,400        $1,572,683         $151,717           9.6%

Daily average amount of loans (net of unearned discount)           1,733,863         1,553,824          180,039          11.6%

Balance of allowance for loan losses at beginning of period           23,901            20,035            3,866          19.3%

Loans charged off:
  Commercial, financial, and agricultural                                582               419              163          38.9%
  Real estate                                                              0                62              (62)       -100.0%
  Installment                                                          1,486             1,249              237          19.0%
------------------------------------------------------------------------------------------------------------------------------
     Total loans charged off                                           2,068             1,730              338          19.5%

Recoveries of loan previously charged off:
  Commercial, financial and agricultural                                  62                55                7          12.7%
  Real estate                                                            103                13               90         692.3%
  Installment                                                            494               431               63          14.6%
------------------------------------------------------------------------------------------------------------------------------
     Total recoveries                                                    659               499              160          32.1%
------------------------------------------------------------------------------------------------------------------------------

Net loans charged off                                                  1,409             1,231              178          14.5%

Provision for loan losses                                              1,518             1,326              192          14.5%

Reserve on acquired loans (1)                                              0               787             (787)       -100.0%

Balance of allowance for loan losses at end of period                $24,010           $20,917           $3,093          14.8%
------------------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs to average loans outstanding                   0.33%             0.32%            0.01%
==============================================================================================================================

(1) This reserve addition is attributable to loans purchased from Citizens National Bank of Malone.

H) The following table sets forth information by category of noninterest income for the Company for the periods indicated.

---------------------------------------------------------------------------------------------------------------------------
                                                   Quarters Ended March 31,                      Quarters Ended
                                            -------------------------------------------------------------------------------
                                                              Change     Change    March 31,  December 31,  Change   Change
(000's omitted)                              2002    2001     Amount    Percent      2002         2001      Amount  Percent
---------------------------------------------------------------------------------------------------------------------------
Personal trust                                $514    $529     ($15)      -2.8%       $514         $413      $101     24.5%
EBT/BPA                                      1,102     888      214       24.1%      1,102        1,130       (28)    -2.5%
Elias Asset Management                         777   1,047     (270)     -25.8%        777          815       (38)    -4.7%
Insurance                                      187     101       86       85.1%        187          115        72     62.6%
Other investment products                    1,061     425      636      149.6%      1,061          523       538    102.9%
---------------------------------------------------------------------------------------------------------------------------
     Total financial services                3,641   2,990      651       21.8%      3,641        2,996       645     21.5%

Electronic banking                             606     305      301       98.7%        606          416       190     45.7%
Mortgage banking                               120      80       40       50.0%        120          290      (170)   -58.6%
Commercial leasing                               3       4       (1)     -25.0%          3            1         2    200.0%
Deposit service charges                      1,313     988      325       32.9%      1,313        1,121       192     17.1%
Overdraft fees                               1,431   1,040      391       37.6%      1,431        1,542      (111)    -7.2%
Commissions                                    614     635      (21)      -3.3%        614          461       153     33.2%
     Total general banking services          4,087   3,052    1,035       33.9%      4,087        3,831       256      6.7%
---------------------------------------------------------------------------------------------------------------------------

Miscellaneous revenue                            7     (16)      23     -143.8%          7            9        (2)   -22.2%
---------------------------------------------------------------------------------------------------------------------------

     Total noninterest income excluding
       investment security gain (loss),
       net and disposition of branch
       properties                            7,735   6,026    1,709       28.4%      7,735        6,836       899     13.2%

Investment security gain (loss), net             0      10      (10)      -100%          0          (13)       13     -100%
Disposition of branch properties                 0       0        0          0%          0           75       (75)    -100%
---------------------------------------------------------------------------------------------------------------------------
     Total noninterest income               $7,735  $6,036   $1,699       28.1%     $7,735       $6,898      $837     12.1%
===========================================================================================================================

Noninterest income as a percentage of
  operating income (excludes investment
  security gain (loss), net and other
  timing adjustments)                         18.3%   19.6%    -1.3%                  18.3%        19.9%     -1.6%

I) The following table reconciles differences between the line of business noninterest income breakdown reflected in the narrative of this report and on table H as compared to regulatory reporting definitions, reflected on the Call Report.

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended March 31, 2002
                                                                     Regulatory Reporting Categories
                                      ----------------------------------------------------------------------------------------------
                                                                                     Other Service
                                      Fiduciary and  Service Charges   Commissions       Charges,     Other     Investment    Total
                                        Investment     on Deposit     on Investment    Commissions  Operating  Security Gain  Other
(000's omitted)                          Services        Accounts        Products        and Fees     Income    (Loss), net   Income
------------------------------------------------------------------------------------------------------------------------------------
Personal trust                             $514                                                                               $  514
EBT/BPA                                     364                                             738                                1,102
Elias Asset Management                                                       777                                                 777
Insurance                                                                    132             55                                  187
Other investment products                                                  1,061                                               1,061
------------------------------------------------------------------------------------------------------------------------------------
     Total financial services               878               0            1,970            793          0            0        3,641

Electronic banking                                          177                             429                                  606
Mortgage banking                                                                             73         47                       120
Commercial leasing                                                                            3                                    3
Deposit service charges                                   1,313                                                                1,313
Overdraft fees                                            1,431                                                                1,431
Commissions                                                                                 614                                  614
------------------------------------------------------------------------------------------------------------------------------------
     Total general banking services           0           2,921                0          1,119         47            0        4,087

Miscellaneous revenue                                                                                    7                         7
------------------------------------------------------------------------------------------------------------------------------------

     Total noninterest income
       excluding Investment security
       gain (loss), net                     878           2,921            1,970          1,912         54            0        7,735

Investment security gain (loss), net                                                                                  0            0
------------------------------------------------------------------------------------------------------------------------------------

     Total noninterest income              $878          $2,921           $1,970         $1,912        $54           $0       $7,735
====================================================================================================================================

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

As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk in varying environments. The primary tool used by the Company in managing interest rate risk is income simulation. The analysis begins by measuring the impact of differences in maturity and repricing all balance sheet positions. Such work is further augmented by adjusting for prepayment and embedded option risk found naturally in certain asset and liability classes. Finally, balance sheet growth and funding expectations are added to the analysis in order to reflect the strategic initiatives set forth by the Company.

Changes in net interest income are reviewed after subjecting the balance sheet to an array of Treasury yield curve possibilities.

The following reflects the Company's one-year net interest income sensitivity based on approximate asset and liability levels on March 31, 2002, assuming no growth in the balance sheet, and assuming a 200 basis point instantaneous upward rate shock in the prime rate, federal funds rate and the entire Treasury yield curve and a similar 150 basis point instantaneous downward rate shock.

                                Regulatory Model

    Rate Change                Net Interest Income                  Net Interest Income
  In Basis Points     Dollar Change During First 12 Months    Percent Change from Flat Rates
  ------------------------------------------------------------------------------------------
      +200 bp                      ($1.3 million)                         (1.0%)
      -150 bp                      ($2.6 million)                         (2.0%)

Given the steepness in slope of the treasury yield curve as of March 31, 2002, a second group of simulations was performed based on what the Company believes to be conservative levels of balance sheet growth. These levels include no growth in the Company's securities portfolio, flat loan levels until mid-year, and low single digit loan growth thereafter. Under this set of assumptions, were the slope of the yield curve to change, holding short rates constant while flattening long-term rates over the next 12 months, the net interest margin is projected to narrow modestly (simulation B). However, if short term rates were to increase 200 basis points over the next 12 months (holding long-term rates constant), margins are projected to be relatively unchanged (simulation A).

                                Management Model

          Rate Change                       Net Interest Income                  Net Interest Income
        In Basis Points             Dollar Change During First 12 Months    Percent Change from Flat Rates
        --------------------------------------------------------------------------------------------------
A) Increasing Short Term Rates                   ($445,000)                             (.3%)
B) Reducing Longer Term Rates                  ($4.0 million)                           (3.1%)

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

Item 5. Other Information.

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits required by Item 601 of Regulation S-K:

            (21) Subsidiaries of the registrant

            -     Community Bank, N.A., State of New York

            -     Community Financial Services, Inc., State of New York

            -     Community Capital Trust I, State of Delaware

            -     Community Capital Trust II, State of Delaware

            -     Community Statutory Trust III, State of Connecticut

            -     Benefit Plans Administrative Services, Inc., State of New York

            -     CBNA Treasury Management Corporation, State of New York

            -     Community Investment Services, Inc., State of New York

            -     CBNA Preferred Funding Corporation, State of Delaware

            -     Elias Asset Management, Inc., State of Delaware

            -     CFSI Close-Out Corp., State of New York

            -     First Liberty Service Corporation, State of Delaware

      b)    Reports on Form 8-K:

            Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: May 14, 2002                                         /s/ Sanford A. Belden
                                        ----------------------------------------
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer


Date: May 14, 2002
                                                            /s/ David G. Wallace
                                        ----------------------------------------
                                                 David G. Wallace, Treasurer and
                                                         Chief Financial Officer