Form 10-Q
period 2002-06-30
COMMUNITY BANK SYSTEM INC
filed 2002-08-14
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the six months ended June 30, 2002

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

Common Stock, No par value - 12,959,869 shares outstanding as of August 8, 2002

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

Part I.     Financial Information

      Item 1.  Financial Statements (Unaudited)

                Consolidated Statements of Condition -- June 30, 2002, December 31, 2001 and June 30, 2001

                Consolidated Statements of Income -- Three and six months ended June 30, 2002 and 2001

                Consolidated Statement of Shareholders' Equity --
                Six months ended June 30, 2002

                Consolidated Statements of Comprehensive Income -- Six months ended June 30, 2002 and 2001

                Consolidated Statements of Cash Flows --
                Six months ended June 30, 2002, and 2001

                Notes to Consolidated Financial Statements -
                June 30, 2002

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

      Item 4.  Submission of Matters to a Vote of Securities Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Share Data)

                                                                            June 30,    December 31,   June 30,
                                                                              2002          2001         2001
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                     $99,017       $106,554     $65,264

Investment securities                                                       1,324,012      1,148,182   1,072,149

Loans                                                                       1,751,184      1,732,870   1,569,076
  Allowance for loan losses                                                    23,883         23,901      20,860
----------------------------------------------------------------------------------------------------------------
Net loans                                                                   1,727,301      1,708,969   1,548,216

Premises and equipment, net                                                    56,376         53,266      43,020
Accrued interest receivable                                                    26,354         22,562      22,533

Core deposit intangibles, net                                                  33,678         36,722       9,485
Goodwill, net                                                                  19,814         19,814      21,624
Other intangibles, net                                                         79,759         85,806      37,442
----------------------------------------------------------------------------------------------------------------
Intangible assets, net                                                        133,251        142,342      68,551

Other assets                                                                   39,552         28,958      31,956
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $3,405,863     $3,210,833  $2,851,689
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
     Noninterest bearing                                                     $434,400       $447,544    $322,056
     Interest bearing                                                       2,078,861      2,098,426   1,729,329
----------------------------------------------------------------------------------------------------------------
Total deposits                                                              2,513,261      2,545,970   2,051,385

Federal funds purchased                                                        41,100         14,200      25,500
Borrowings                                                                    431,100        263,100     473,100
Company obligated mandatorily redeemable preferred securities of subsidiaries, Community Capital/Statutory Trust I-III, holding
  solely junior subordinated debentures of the Company                         77,347         77,819      29,827
Accrued interest and other liabilities                                         46,737         41,764      37,706
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           3,109,545      2,942,853   2,617,518
----------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock no par $1.00 stated value
     20,000,000 share authorized; 12,958,915, 12,902,812 and 11,548,381
     shares outstanding, respectively                                          12,959         12,903      11,548
  Surplus                                                                      78,921         77,710      46,270
  Undivided profits                                                           179,102        170,472     165,807
  Accumulated other comprehensive income                                       25,546          7,281      10,782
  Shares issued under employee stock plan - unearned                            (210)           (386)       (236)
----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    296,318        267,980     234,171
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHARHOLDERS' EQUITY                                  $3,405,863     $3,210,833  $2,851,689
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Per-Share Data)

                                                                                 Three Months Ended          Six Months Ended
                                                                                      June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 2002         2001          2002         2001
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                    $32,078       $33,275      $65,136      $66,773
  Interest and dividends on investments:
     Taxable                                                                     14,883        14,165       29,003       28,355
     Nontaxable                                                                   4,260         2,500        7,858        4,576
  Interest on federal funds and deposits with other banks                             2           196            3          387
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                            51,223        50,136      102,000      100,091
-------------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                           13,842        19,367       29,011       38,916
  Interest on federal funds purchased                                               148           311          236          648
  Interest on short-term borrowings                                                 404         1,903          615        4,673
  Interest on madatorily redeemable preferred securities of subsidiaries          1,423           733        2,896        1,466
  Interest on long-term borrowings                                                3,968         4,742        7,637        8,168
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           19,785        27,056       40,395       53,871
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                              31,438        23,080       61,605       46,220
Less:  provision for loan losses                                                  3,385         1,415        4,902        2,741
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                              28,053        21,665       56,703       43,479
-------------------------------------------------------------------------------------------------------------------------------

Other income:
  Fiduiciary and investment services                                                899           696        1,777        1,526
  Service charges on deposit accounts                                             3,120         2,505        6,041        4,740
  Commissions on investment products                                              1,943         1,646        3,913        3,170
  Other service charges, commissions and fees                                     1,625         1,710        3,537        3,100
  Other operating (loss) income, net                                                (20)           66           34           69
  Investment security gain (loss), net                                            1,144          (138)       1,144         (128)
-------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                8,711         6,485       16,446       12,477
-------------------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                                                 12,265        10,326       24,391       20,442
  Occupancy expense, net                                                          2,076         1,512        4,398        3,090
  Equipment and furniture expense                                                 1,984         1,543        3,854        2,898
  Amortization of intangible assets                                               2,997         1,541        6,073        3,001
  Legal and professional fees                                                       681           691        1,535        1,318
  Data processing expenses                                                        1,743         1,267        3,421        2,475
  Acquisition and unusual expenses                                                  108         4,636          700        5,487
  Other                                                                           3,718         3,283        7,384        5,960
-------------------------------------------------------------------------------------------------------------------------------
Total other expenses                                                             25,572        24,799       51,756       44,671
-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                       11,192         3,351       21,393       11,285
Income taxes                                                                      3,013         1,241        5,776        3,426
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $8,179        $2,110      $15,617       $7,859
===============================================================================================================================
Earnings per share - Basic                                                        $0.63         $0.18        $1.21        $0.69
===============================================================================================================================
Earnings per share - Diluted                                                      $0.62         $0.18        $1.19        $0.68
===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Six Months Ended June 30, 2002
(In Thousands, Except Share Data)

                                                                                             Accumulated    Shares Issued
                                               Common Stock                                     Other       Under Employee
                                                 Shares                        Undivided    Comprehensive     Stock Plan
                                               Outstanding   Amount   Surplus   Profits         Income         -Unearned     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    12,902,812  $12,903   $77,710   $170,472          $7,281          ($386)   $267,980

Net income                                                                        15,617                                     15,617

Other comprehensive income, net of tax                                                            18,265                     18,265

Dividends declared:
  Common, $.54 per share                                                          (6,987)                                    (6,987)

Common stock issued under employee stock plan       56,103      56      1,211                                       176       1,443

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                        12,958,915  $12,959   $78,921   $179,102         $25,546          ($210)   $296,318
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands)

                                                                 Six Months Ended June 30,
----------------------------------------------------------------------------------------------
                                                                    2002            2001
----------------------------------------------------------------------------------------------
Other comprehensive income, before tax:
  Change in minimum pension liability adjustment                         $4,919             $0
  Unrealized gain on securities:
     Unrealized holding gains arising during period                      26,591          7,720
     Reclassification adjustment for (gains) losses included
       in net income                                                     (1,144)           128
----------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                   30,366          7,848
Income tax expense related to other comprehensive income                (12,101)        (3,032)
----------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                   18,265          4,816

Net income                                                               15,617          7,859
----------------------------------------------------------------------------------------------

Comprehensive income                                                    $33,882        $12,675
==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands)

                                                                                         Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------
                                                                                               2002         2001
------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                  $15,617       $7,859
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                               3,191        2,440
     Amortization of intangible assets                                                          6,073        3,001
     Net amortization of security premiums and discounts                                        2,018          893
     Amortization of discount of loans                                                            (49)        (110)
     Amortization of unearned compensation and discount on junior subordinated debentures         236           32
     Provision for loan losses                                                                  4,902        2,741
     Provision (benefit) for deferred taxes                                                     1,082         (935)
     (Gain) loss on sale of investment securities                                              (1,144)         128
     Loss (gain) on sale of loans and other assets                                                  4           (6)
     Change in interest receivable                                                             (3,792)         350
     Change in other assets and other liabilities                                             (12,545)       1,889
------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                    15,593       18,282
------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                                 63,513       58,255
  Proceeds from maturities of held-to-maturity investment securities                            3,231        2,415
  Proceeds from maturities of available-for-sale investment securities                         87,184       87,563
  Purchases of held-to-maturity investment securities                                          (2,075)      (1,384)
  Purchases of available-for-sale investment securities                                      (303,115)    (236,644)
  Net change in loans outstanding                                                             (23,180)       2,999
  Premium paid on acquisition of business                                                           0       (3,007)
  Cash received in acquisition                                                                      0        3,777
  Capital expenditures                                                                         (4,347)      (3,041)
------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                   (178,789)     (89,067)
------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                            24,841       (9,866)
  Net change in certificates of deposit                                                       (57,550)      25,023
  Net change in federal funds purchased                                                        26,900      (23,230)
  Net change in borrowings                                                                    167,500       72,050
  Issuance of common stock                                                                        994          411
  Cash dividends paid                                                                          (6,970)      (4,739)
  Other financing activities                                                                      (56)         (56)
------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                155,659       59,593
------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                            (7,537)     (11,192)
  Cash and cash equivalents at beginning of year                                              106,554       76,456
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $99,017      $65,264
==================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                                        $39,728      $51,073
Cash paid for income taxes                                                                     $5,224       $4,541
==================================================================================================================
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Dividends declared and unpaid                                                                  $3,499       $3,118
Gross change in unrealized gains and (losses) on available-for-sale securities                $25,447      ($7,848)
Change in minimum pension liability adjustment                                                ($4,919)          $0
Bank acquisition:
  Fair value of assets acquired                                                                    $0     $123,948
  Liabilities assumed                                                                              $0      $98,720
  Common stock issued, including treasury stock of $0 and $17,006                                  $0      $25,228
==================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 2002

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

On January 26, 2001, the Company acquired the $111-million-asset Citizens National Bank of Malone, an eighty-year old commercial bank with five branches throughout Franklin and St. Lawrence counties in New York State. The Company issued 952,000 shares of its common stock to the former shareholders at a cost of $26.50 per share. All of the 648,100 shares held in the Company's treasury were issued in this transaction. The results of operations from this transaction have been included in the Company's consolidated financial statements since the acquisition date.

During the first quarter of 2002, the Company made a contribution of $5.0 million to its defined benefit pension plan. At March 31, 2002, an updated actuarial valuation was performed which showed that plan assets exceeded the accumulated benefit obligation. As a result, the additional minimum pension liability of $4.919 million, which was recorded at December 31, 2001 as a charge to shareholders' equity, net of tax, was reversed.

Note B  -- Critical Accounting Policies

Allowance for Loan Losses

The allowance for loan losses reflects management's best estimate of probable loan losses in the Company's loan portfolio, considering evaluations of individual credits and concentrations of credit risk, changes in the quality of the credit portfolio, levels of nonaccrual loans, current economic conditions, changes in the size and character of the credit risks and other pertinent factors. The allowance is increased by provisions charged to expense and reduced by net charge-offs. A loan is considered impaired, based on current information and events, if it is probable that the Bank will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, including long-term customer relationships of a financial institution, such as core deposit intangibles. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. Effective January 1, 2002, the Company adopted this pronouncement, which had no impact on the financial condition or results of operations for the quarter and six months ended June 30, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is not anticipating that this pronouncement will have a significant impact on the financial condition or results of its operations.

Note C  -- Earnings Per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2002 and 2001.

                                                                                             Per Share
                                                                      Income      Shares       Amount
------------------------------------------------------------------------------------------------------
Quarter ended June 30, 2002        Net income                          $8,179
                                   Basic EPS                            8,179      12,973        $0.63
                                   Effect of dilutive
                                   securities:
                                     Stock options                                    221
                                                                    ---------------------
                                   Diluted EPS                         $8,179      13,194        $0.62
======================================================================================================
Quarter ended June 30, 2001        Net income                          $2,110
                                   Basic EPS                            2,110      11,575        $0.18
                                   Effect of dilutive
                                   securities:
                                     Stock options                                    158
                                                                    ---------------------
                                   Diluted EPS                         $2,110      11,733        $0.18
======================================================================================================
Six months ended June 30, 2002     Net income                         $15,617
                                   Basic EPS                           15,617      12,957        $1.21
                                   Effect of dilutive
                                   securities:
                                     Stock options                                    193
                                                                    ---------------------
                                   Diluted EPS                        $15,617      13,150        $1.19
======================================================================================================
Six months ended June 30, 2001     Net income                          $7,859
                                   Basic EPS                            7,859      11,429        $0.69
                                   Effect of dilutive
                                   securities:
                                     Stock options                                    158
                                                                    ---------------------
                                   Diluted EPS                         $7,859      11,587        $0.68
======================================================================================================

Note D  -- Intangible Assets

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangibles assets and supercedes APB Opinion No. 17, "Intangible Assets". The statement requires that the Company subject goodwill and other intangible assets to an annual impairment analysis to assess the need to write down the balances and recognize an impairment loss. In addition, amortization of goodwill is no longer being recorded in accordance with this statement. Core deposit intangibles, net and other intangibles, net (primarily branch goodwill related to branch acquisitions) will continue to be amortized. The adoption of this pronouncement resulted in a reduction in amortization expense of $325,000 and $650,000 for the quarter and six months ended June 30, 2002, respectively.

The proforma disclosures on net income and earnings per share of SFAS No. 142 for the quarter and six months ended June 30, 2001 are as follows:

($000s except for earnings-per-share amounts)             Quarter Ended         Six Months Ended
                                                             June 30,               June 30,
                                                 --------------------------------------------------
                                                         2002         2001        2002        2001
                                                 --------------------------------------------------
Reported net income                                     $8,179      $2,110      $15,617      $7,859
Add back: Goodwill amortization                                        202                      354
                                                 --------------------------------------------------
Adjusted net income                                     $8,179      $2,312      $15,617      $8,213
                                                 ==================================================

Basic earnings per share:
Reported net income                                      $0.63       $0.18        $1.21       $0.69
Goodwill amortization                                                 0.02                     0.03
                                                 --------------------------------------------------
Adjusted net income                                      $0.63       $0.20        $1.21       $0.72
                                                 ==================================================

Diluted earnings per share:
Reported net income                                      $0.62       $0.18        $1.19       $0.68
Goodwill amortization                                                 0.02                     0.03
                                                 --------------------------------------------------
Adjusted net income                                      $0.62       $0.20        $1.19       $0.71
                                                 ==================================================

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                     As of June 30, 2002                    As of December 31, 2001
                                     -----------------------------------------------------------------------------------
                                             Gross                       Net          Gross                       Net
                                           Carrying    Accumulated     Carrying     Carrying    Accumulated     Carrying
                                            Amount     Amortization      Amount       Amount    Amortization     Amount
                                     -----------------------------------------------------------------------------------
Amortized intangible assets:
  Core deposit intangibles                  $47,218     ($13,540)       $33,678       $47,218     ($10,496)      $36,722
  Other intangibles                          99,700      (19,941)        79,759       102,718      (16,912)       85,806
                                     -----------------------------------------------------------------------------------
     Total amortized intangible             146,918      (33,481)       113,437       149,936      (27,408)      122,528
assets
Unamortized intangible assets:
  Goodwill                                   21,275       (1,461)        19,814        21,275       (1,461)       19,814
                                     -----------------------------------------------------------------------------------
     Total intangible assets, net          $168,193     ($34,942)      $133,251      $171,211     ($28,869)     $142,342
                                     ===================================================================================

There were no changes in the gross carrying value of goodwill for the quarter or six months ended June 30, 2002. The decrease of $3,018 in the gross carrying value of other intangibles pertains to "Statement 72 goodwill" associated with the FleetBoston acquisition, specifically marking the bank premises and equipment to fair market value and reflecting deferred taxes on the allowance for loan losses and conversion costs. During the second quarter, the Company completed its goodwill impairment analysis, and no adjustment was necessary.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31, is as follows:

          2003        $11,229
          2004         11,012
          2005         10,339
          2006          9,665
          2007          9,665

The net carrying amount of core deposit intangibles, other intangibles and goodwill as of June 30, 2002 by acquisition is as follows:

                                                                                     Next 12
                                                                          Net        Months'
                                        Acquisition      # of          Carrying    Amortization
                                           Date         Branches        Amount        Expense
                                     --------------------------------------------------------
Core deposit intangibles:
  FleetBoston Financial                   11/16/01         36          $25,920         $3,667
  Mellon Bank                             06/07/00          2            3,553            271
  First Liberty                           01/01/97          2              162            108
  ChaseManhattan Bank                     07/14/95         15            4,043          1,348
                                                                       ----------------------
                                                                       $33,678         $5,394
                                                                       ======================

Other intangible assets:
  Fleet Boston Financial **               11/16/01         36          $45,399         $3,034
  Fleet Bank                              07/18/97         12           11,735          1,174
  Key Bank                                06/16/97          8            8,992            907
  ChaseManhattan Bank **                  07/14/95         15           10,850            601
  ChaseManhattan Bank                     10/28/94          1              257            35
  Resolution Trust Corporation            06/03/94          3            2,526            365
                                                                       ----------------------
                                                                       $79,759         $6,116
                                                                       ======================

Goodwill:
  Citizens National Bank of Malone        01/26/01                     $12,475            $0
  Elias Asset Management                  04/03/00                       7,339             0
                                                                       ----------------------
                                                                       $19,814            $0
                                                                       ======================

** During second quarter 2002 the FASB issued an exposure draft regarding the reconsideration of certain provisions of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Specifically, if a Company separately identified a core deposit intangible asset from "Statement 72 goodwill," the FASB may consider this goodwill under SFAS No. 142. The comment period ended in late June. If this proposal is implemented, it may be made retroactive to January 1, 2002. The Company currently has $3.6 million in goodwill amortization that meets this potential criterion, which would increase reported earnings per share by approximately $0.04 per quarter.

Part 1.   Financial Information

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three and six months ended June 30, 2002 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" or "CBU" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through March 31, 2002 as provided by the Federal Reserve System; the peer group is comprised of 70 bank holding companies having $3 to $10 billion in assets.

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                        EARNINGS AND BALANCE SHEET RECAP
                   2ND QUARTER 2002 AND FULL YEAR COMPARISONS

                                                                 ------------------------------------------------
000's Omitted                                                                     Three Months Ended
                                                                 ------------------------------------------------
     Line                                                            Jun 30,      Jun 30,     Change     Change
     No.                                                              2002         2001       Amount     Percent
               ------------------------------------------------
               Earnings
               ------------------------------------------------
      1        Net interest income                                   $31,438       $23,080    $8,358      36.2%

      2        Loan loss provision                                     3,385         1,415     1,970     139.2%

      3        Net interest income after provision for loan           28,053        21,665     6,388      29.5%
               losses

      4        Investment security gain (loss)                         1,144          (138)    1,282    -929.0%

      5a       Other income-financial services                         3,550         2,994       556      18.6%
      5b       Other income-banking services                           4,017         3,629       388      10.7%

      6a       Other expense-financial services                        2,645         2,462       183       7.4%
      6b       Other expense-banking services                         19,822        16,160     3,662      22.7%
      6c       Acquisition and unusual expense                           108         4,636    (4,528)    -97.7%

      7        Intangible amortization                                 2,997         1,541     1,456      94.5%

      8        Inc before inc tax                                     11,192         3,351     7,841     234.0%

      9        Income tax                                              3,013         1,241     1,772     142.8%

     10a       Net income                                             $8,179        $2,110    $6,069     287.6%
     10b       Net income - Operating                                 $8,245        $4,950    $3,295      66.6%
     10c       Net income - Cash                                     $10,017        $3,118    $6,899     221.3%
     10d       Net income - Cash Operating                           $10,083        $5,957    $4,126      69.3%

               Earnings per share
     11a       Basic                                                   $0.63         $0.18     $0.45     250.0%
     11b       Diluted                                                 $0.62         $0.18     $0.44     244.4%
     11c       Diluted - Operating                                     $0.62         $0.42     $0.20      47.6%
     11d       Diluted - Cash                                          $0.76         $0.27     $0.49     181.5%
     11e       Diluted - Cash Operating                                $0.76         $0.51     $0.25      49.0%
               ------------------------------------------------=================================================
               Balances At Period End
               ------------------------------------------------
      12       Loans                                               1,751,184     1,569,076   182,108      11.6%

      13       Investments (excl. mkt val adj)                     1,281,724     1,054,382   227,342      21.6%

      14       Earning assets                                      3,032,908     2,623,458   409,450      15.6%

      15       Allowance for loss                                     23,883        20,860     3,023      14.5%

     16a       Intangible assets - Core deposits                      33,678         9,485    24,193     255.1%
     16b       Intangible assets - Goodwill & other                   99,573        59,066    40,507      68.6%
               intangibles

      17       Total assets                                        3,405,863     2,851,689   554,174      19.4%

      18       Deposits                                            2,513,261     2,051,385   461,876      22.5%

     19a       Borrowings - FHLB                                     472,200       498,600   (26,400)     -5.3%
     19b       Borrowings - Trust Preferred                           77,347        29,827    47,520     159.3%

      20       Total equity                                         $296,318      $234,171   $62,147      26.5%

      21       Assets under management                            $1,370,346    $1,363,784    $6,562       0.5%

                                                               =================================================

                                                          ----------------------------------------------
000's Omitted                                                           Six Months Ended
                                                          ----------------------------------------------
     Line                                                       Jun 30,     Jun 30,     Change     Change
     No.                                                         2002        2001       Amount    Percent
               -------------------------------------------
               Earnings
               -------------------------------------------
      1        Net interest income                              $61,605     $46,220     $15,385       33.3%

      2        Loan loss provision                                4,902       2,741       2,161       78.8%

      3        Net interest income after provision for           56,703      43,479      13,224       30.4%
               loan losses

      4        Investment security gain (loss)                    1,144      (128)        1,272     -993.8%

      5a       Other income-financial services                    7,193       5,984       1,209       20.2%
      5b       Other income-banking services                      8,109       6,621       1,488       22.5%

      6a       Other expense-financial services                   5,370       4,714         656       13.9%
      6b       Other expense-banking services                    39,613      31,469       8,144       25.9%
      6c       Acquisition and unusual expense                      700       5,487      (4,787)     -87.2%

      7        Intangible amortization                            6,073       3,001       3,072      102.4%

      8        Inc before inc tax                                21,393      11,285      10,108       89.6%

      9        Income tax                                         5,776       3,426       2,350       68.6%

     10a       Net income                                       $15,617      $7,859      $7,758       98.7%
     10b       Net income - Operating                           $16,042     $11,199      $4,843       43.2%
     10c       Net income - Cash                                $19,323      $9,798      $9,525       97.2%
     10d       Net income - Cash Operating                      $19,748     $13,137      $6,611       50.3%

               Earnings per share
     11a       Basic                                              $1.21       $0.69       $0.52       75.4%
     11b       Diluted                                            $1.19       $0.68       $0.51       75.0%
     11c       Diluted - Operating                                $1.22       $0.97       $0.25       25.8%
     11d       Diluted - Cash                                     $1.47       $0.85       $0.62       72.9%
     11e       Diluted - Cash Operating                           $1.50       $1.13       $0.37       32.7%

               -------------------------------------------=================================================
               Balances At Period End
               -------------------------------------------
      12       Loans                                          1,751,184   1,569,076     182,108       11.6%

      13       Investments (excl. mkt val adj)                1,281,724   1,054,382     227,342       21.6%

      14       Earning assets                                 3,032,908   2,623,458     409,450       15.6%

      15       Allowance for loan loss                           23,883      20,860       3,023       14.5%

     16a       Intangible assets - Core deposits                 33,678       9,485      24,193      255.1%
     16b       Intangible assets - Goodwill & other              99,573      59,066      40,507       68.6%
               intangibles

      17       Total assets                                   3,405,863   2,851,689     554,174       19.4%

      18       Deposits                                       2,513,261   2,051,385     461,876       22.5%

     19a       Borrowings - FHLB                                472,200     498,600   (26,400)        -5.3%
     19b       Borrowings - Trust Preferred                      77,347      29,827      47,520      159.3%

      20       Total equity                                    $296,318    $234,171     $62,147       26.5%

      21       Assets under management                       $1,370,346  $1,363,784      $6,562        0.5%

                                                          =================================================

                                                          ----------------------------------------------
000's Omitted                                                          Three Months Ended
                                                          ----------------------------------------------
     Line                                                      Jun 30,      Mar 31,     Change     Change
     No.                                                         2002        2002       Amount    Percent
               -------------------------------------------
               Earnings
               -------------------------------------------
      1        Net interest income                              $31,438     $30,168      $1,270    4.2%

      2        Loan loss provision                                3,385       1,518       1,867  123.0%

      3        Net interest income after provision for           28,053      28,650      (597)    -2.1%
               loan losses

      4        Investment security gain (loss)                    1,144          0        1,144    0.0%

      5a       Other income-financial services                    3,550       3,641       (91)    -2.5%
      5b       Other income-banking services                      4,017       4,094       (77)    -1.9%

      6a       Other expense-financial services                   2,645       2,725       (80)    -2.9%
      6b       Other expense-banking services                    19,822      19,791         31     0.2%
      6c       Acquisition and unusual expense                      108         591      (483)   -81.7%

      7        Intangible amortization                            2,997       3,076       (79)    -2.6%

      8        Inc before inc tax                                11,192      10,202         990    9.7%

      9        Income tax                                         3,013       2,764         249    9.0%

     10a       Net income                                        $8,179      $7,438        $741   10.0%
     10b       Net income - Operating                            $8,245      $7,797        $448    5.7%
     10c       Net income - Cash                                $10,017      $9,306        $711    7.6%
     10d       Net income - Cash Operating                      $10,083      $9,665        $418    4.3%

               Earnings per share
     11a       Basic                                              $0.63       $0.57       $0.06   10.5%
     11b       Diluted                                            $0.62       $0.57       $0.05    8.8%
     11c       Diluted - Operating                                $0.62       $0.60       $0.02    3.3%
     11d       Diluted - Cash                                     $0.76       $0.71       $0.05    7.0%
     11e       Diluted - Cash Operating                           $0.76       $0.74       $0.02    2.7%
               -------------------------------------------==============================================
               Balances At Period End
               -------------------------------------------

      12       Loans                                          1,751,184   1,724,400      26,784    1.6%

      13       Investments (excl. mkt val adj)                1,281,724   1,289,002    (7,278)    -0.6%

      14       Earning assets                                 3,032,908   3,013,402      19,506    0.6%

      15       Allowance for loan loss                           23,883      24,010      (127)    -0.5%

     16a       Intangible assets - Core deposits                 33,678      35,182    (1,504)    -4.3%
     16b       Intangible assets - Goodwill & other              99,573     103,042    (3,469)    -3.4%
               intangibles

      17       Total assets                                   3,405,863   3,345,214      60,649    1.8%

      18       Deposits                                       2,513,261   2,536,982   (23,721)    -0.9%

     19a       Borrowings - FHLB                                472,200     426,100      46,100   10.8%
     19b       Borrowings - Trust Preferred                      77,347      77,833      (486)    -0.6%

      20       Total equity                                    $296,318    $270,968     $25,350    9.4%

      21       Assets under management                       $1,370,346  $1,493,066 ($122,720)    -8.2%
                                                          ==============================================

                                                          ----------------------------------------------
000's Omitted                                                          Three Months Ended
                                                          ----------------------------------------------
     Line                                                       Jun 30,      Jun 30,     Change  Change
     No.                                                         2002         2001       Amount  Percent
               -------------------------------------------
               Profitability
               -------------------------------------------
      22       Return on assets                                   0.97%      0.29%         0.68   %pts.
      23       Return on equity                                  11.73%      3.62%         8.11   %pts.
     23a       Return on equity - operating                      11.82%      8.49%         3.33   %pts.

      24       Tangible return on assets                          1.19%      0.43%         0.76   %pts.
      25       Tangible return on equity                         14.36%      5.35%         9.01   %pts.
     25a       Tangible return on equity - operating             14.46%     10.21%         4.25   %pts.

      26       Net interest margin (FTE)                          4.54%      3.79%         0.75   %pts.

      27       Non interest income/                               17.9%      21.1%       (3.2)    %pts.
               operating income (FTE,
               excl sec gains & branch disp)

      28       Efficiency ratio                                   53.0%      59.1%       (6.1)    %pts.
               (excl acquis. exp., 1-time items
                & intangible amortization)

               -------------------------------------------==============================================
               Capital
               -------------------------------------------
      29       Tier I leverage ratio                              6.69%      6.58%         0.11   %pts.
     29b       Tangible equity / assets                           4.98%      5.95%        (0.97)  %pts.

      30       Accum. other comp. Income                        $25,546   $10,782       $14,764  136.9%

               Common shares outstanding
     31a       Weighted average                                  13,194    11,733         1,461   12.5%
     31b       Period end                                        12,959    11,548         1,411   12.2%

      32       Cash dividends declared
               per common share                                   $0.27     $0.27         $0.00    0.0%

     32a       Common Stock Price                                $32.25    $28.00         $4.25   15.2%
     32b       Total Return - last 12 months                     19.6%       31.5%        (11.9) %pts.

      33       Book value                                        $22.87    $20.28         $2.59   12.8%
      34       Tangible book value                               $12.58    $14.34        ($1.76) -12.3%

               -------------------------------------------==============================================
               Asset Quality Ratios
               -------------------------------------------
      35       Allowance for loan loss /
               loans outstanding                                   1.36%     1.33%         0.03   %pts.

      36       Nonperforming loans /
               loans outstanding                                   0.64%     0.71%        (0.07)  %pts.

      37       Allowance for loan loss /
               nonperforming loans                                  214%      187%           27   %pts.

      38       Net charge-offs /                                   0.81%     0.38%         0.43   %pts.
               average loans

      39       Loan loss provision /                                 96%       96%            0    %pts.
               net charge-offs

      40       Nonperforming assets /                              0.74%     0.84%        (0.10)   %pts.
               loans outstanding + OREO
                                                          ==============================================

                                                          ----------------------------------------------
000's Omitted                                                           Six Months Ended
                                                          ----------------------------------------------
     Line                                                   Jun 30,      Jun 30,     Change     Change
     No.                                                      2002        2001       Amount    Percent
               -------------------------------------------
               Profitability
               -------------------------------------------
      22       Return on assets                                    0.94%     0.56%         0.38   %pts.
      23       Return on equity                                   11.36%     6.95%         4.41   %pts.
     23a       Return on equity - operating                       11.67%     9.90%         1.77   %pts.

      24       Tangible return on assets                           1.17%     0.70%         0.47   %pts.
      25       Tangible return on equity                          14.05%     8.66%         5.39   %pts.
     25a       Tangible return on equity - operating              14.36%    11.61%         2.75   %pts.

      26       Net interest margin (FTE)                           4.53%     3.87%         0.66   %pts.

      27       Non interest income/                                18.1%     20.3%         (2.2) %pts.
               operating income (FTE,
               excl sec gains & branch disp)

      28       Efficiency ratio                                    54.6%     58.2%         (3.6) %pts.
               (excl acquis. exp., 1-time items
                & intangible amortization)

               -------------------------------------------==============================================
               Capital
               -------------------------------------------

      29       Tier I leverage ratio                               6.69%     6.58%         0.11   %pts.
     29b       Tangible equity / assets                            4.98%     5.95%      (0.97)    %pts.

      30       Accum. other comp. Income                        $25,546   $10,782       $14,764  136.9%

               Common shares outstanding
     31a       Weighted average                                  13,150    11,587         1,563   13.5%
     31b       Period end                                        12,959    11,548         1,411   12.2%

      32       Cash dividends declared
               per common share                                   $0.54     $0.54         $0.00    0.0%

     32a       Common Stock Price                                $32.25    $28.00         $4.25   15.2%
     32b       Total Return - last 12 months                       19.6%     31.5%        (11.9)  %pts.

      33       Book value                                        $22.87    $20.28         $2.59   12.8%
      34       Tangible book value                               $12.58    $14.34        ($1.76) -12.3%

               -------------------------------------------==============================================
               Asset Quality Ratios
               -------------------------------------------
      35       Allowance for loan loss /
               loans outstanding                                  1.36%      1.33%         0.03   %pts.

      36       Nonperforming loans /
               loans outstanding                                  0.64%      0.71%        (0.07)  %pts.

      37       Allowance for loan loss /
               nonperforming loans                                 214%       187%          27    %pts.

      38       Net charge-offs /                                  0.57%      0.35%         0.22   %pts.
               average loans

      39       Loan loss provision /                               100%       101%         (1)    %pts.
               net charge-offs

      40       Nonperforming assets /                             0.74%      0.84%      (0.10)    %pts.
               loans outstanding + OREO
                                                          ==============================================

                                                          ----------------------------------------------
000's Omitted                                                          Three Months Ended
                                                          ----------------------------------------------
     Line                                                   Jun 30,      Mar 31,     Change     Change
     No.                                                      2002        2002       Amount    Percent
               -------------------------------------------
               Profitability
               -------------------------------------------
      22       Return on assets                                   0.97%      0.92%         0.05   %pts.
      23       Return on equity                                  11.73%     10.97%         0.76   %pts.
     23a       Return on equity - operating                      11.82%     11.50%         0.32   %pts.

      24       Tangible return on assets                          1.19%      1.15%         0.04   %pts.
      25       Tangible return on equity                         14.36%     13.73%         0.63   %pts.
     25a       Tangible return on equity - operating             14.46%     14.26%         0.20   %pts.

      26       Net interest margin (FTE)                          4.54%      4.52%         0.02   %pts.

      27       Non interest income/                               17.9%      18.3%       (0.4)    %pts.
               operating income (FTE,
               excl sec gains & branch disp)

      28       Efficiency ratio                                   53.0%      56.3%         (3.3)  %pts.
               (excl acquis. exp., 1-time items
                & intangible amortization)

               -------------------------------------------==============================================
               Capital
               -------------------------------------------

      29       Tier I leverage ratio                              6.69%      6.55%         0.14   %pts.
     29b       Tangible equity / assets                           4.98%      4.14%         0.84   %pts.

      30       Accum. other comp. Income                        $25,546    $5,226       $20,320  388.8%

               Common shares outstanding
     31a       Weighted average                                  13,194    13,093           101    0.8%
     31b       Period end                                        12,959    12,937            22    0.2%

      32       Cash dividends declared
               per common share                                   $0.27     $0.27         $0.00    0.0%

     32a       Common Stock Price                                $32.25    $30.15         $2.10    7.0%
     32b       Total Return - last 12 months                     19.6%       11.7%          7.9   %pts.

      33       Book value                                        $22.87    $20.95         $1.92    9.2%
      34       Tangible book value                               $12.58    $10.26         $2.32   22.6%

               -------------------------------------------==============================================
               Asset Quality Ratios
               -------------------------------------------
      35       Allowance for loan loss /
               loans outstanding                                  1.36%      1.39%        (0.03)  %pts.

      36       Nonperforming loans /
               loans outstanding                                  0.64%      0.84%        (0.20)  %pts.

      37       Allowance for loan loss /
               nonperforming loans                                 214%       165%          49    %pts.

      38       Net charge-offs /                                  0.81%      0.33%         0.48   %pts.
               average loans

      39       Loan loss provision /                                96%       108%          (12)  %pts.
               net charge-offs

      40       Nonperforming assets /                             0.74%      0.93%        (0.19)  %pts.
               loans outstanding + OREO
                                                          ==============================================

                                                          ----------------------------------------------
000's Omitted                                                          Three Months Ended
                                                          ----------------------------------------------
     Line                                                   Jun 30,      Jun 30,     Change     Change
     No.                                                      2002        2001       Amount    Percent
               -------------------------------------------
      99       Asset Quality Components *
               -------------------------------------------
      41       Nonaccruing loans                                $10,029      $5,291      $4,738   89.5%
      42       90+ days delinquent                               $1,141      $5,856     ($4,715) -80.5%
                                                                -------     -------    -------- ------
      43       Tot nonperforming loans                          $11,170     $11,147         $23    0.2%

      44       Troubled debt restructurings                         $59        $110        ($51) -46.4%
      45       Other real estate                                 $1,671      $1,938       ($267) -13.8%
                                                                -------     -------     ------- ------
      46       Tot nonperforming assets                         $12,900     $13,195     ($295)    -2.2%

      47       Net Charge-Offs                                   $3,512      $1,472      $2,040  138.6%

               -------------------------------------------=============================================
      99       Components of Net Interest Margin (FTE)
               -------------------------------------------
      48       Loan yield                                          7.43%       8.57%      (1.14)  %pts.
      49       Investment yield                                    6.78%       6.93%      (0.15)  %pts.

      50       Earning asset yield                                 7.15%       7.91%      (0.76)  %pts.

      51       Interest bearing deposits rate                      2.63%       4.41%      (1.78)  %pts.
     51a       Borrowed funds rate - FHLB                          4.03%       5.39%      (1.36)  %pts.
     51b       Borrowed funds rate - Trust Preferred &             7.37%       9.83%      (2.46)  %pts.
               other

      52       Cost of all interest bearing funds                  3.01%       4.70%      (1.69)  %pts.

      53       Cost of funds (includes DDA)                        2.58%       4.13%      (1.55)  %pts.
      54       Cost of funds / earning assets                      2.61%       4.12%      (1.51)  %pts.

      55       Net interest margin (FTE)                           4.54%       3.79%       0.75   %pts.

      56       Full tax equivalent adjustment                    $2,986      $1,806      $1,180   65.3%

               -------------------------------------------=============================================
      99       Average Balances for Period
               -------------------------------------------
      57       Loans                                         $1,742,110  $1,572,265    $169,845   10.8%

      58       Investments (excl. mkt val adj.)               1,296,787   1,061,428     235,359   22.2%

      59       Earning assets                                 3,038,897   2,633,693     405,204   15.4%

      60       Total assets                                   3,388,379   2,893,193     495,186   17.1%

      61       Deposits                                       2,545,301   2,083,160     462,141   22.2%

      62       Borrowings - FHLB                                449,235     516,858     (67,623) -13.1%
     62a       Borrowings - Trust preferred & other              77,805      30,244      47,561  157.3%

      63       Total equity                                    $279,703    $233,959     $45,744   19.6%
                                                          ==============================================

                                                          ----------------------------------------------
000's Omitted                                                           Six Months Ended
                                                          ----------------------------------------------
     Line                                                   Jun 30,      Jun 30,     Change     Change
     No.                                                      2002        2001       Amount    Percent
               -------------------------------------------
               Asset Quality Components *
               -------------------------------------------
      41       Nonaccruing loans                                $10,029      $5,291      $4,738   89.5%
      42       90+ days delinquent                               $1,141      $5,856     ($4,715) -80.5%
                                                                -------     -------     -------  -----
      43       Tot nonperforming loans                          $11,170     $11,147         $23    0.2%

      44       Troubled debt restructurings                         $59        $110        ($51) -46.4%
      45       Other real estate                                 $1,671      $1,938       ($267) -13.8%
                                                                -------     -------     -------  -----
      46       Tot nonperforming assets                         $12,900     $13,195       ($295)  -2.2%
                                                                -------     -------     -------  -----

      47       Net Charge-Offs                                   $4,920      $2,703      $2,217   82.0%

               -------------------------------------------==============================================
               Components of Net Interest Margin (FTE)
               -------------------------------------------
      48       Loan yield                                          7.60%       8.69%      (1.09)  %pts.
      49       Investment yield                                    6.80%       7.10%      (0.30)  %pts.

      50       Earning asset yield                                 7.26%       8.06%      (0.80)  %pts.

      51       Interest bearing deposits rate                      2.77%       4.49%      (1.72)  %pts.
     51a       Borrowed funds rate - FHLB                          4.30%       5.63%      (1.33)  %pts.
     51b       Borrowed funds rate - Trust Preferred &             7.48%       9.83%      (2.35)  %pts.
               other

      52       Cost of all interest bearing funds                  3.15%       4.81%      (1.66)  %pts.

      53       Cost of funds (includes DDA)                        2.70%       4.21%      (1.51)  %pts.
      54       Cost of funds / earning assets                      2.73%       4.20%      (1.47)  %pts.

      55       Net interest margin (FTE)                           4.53%       3.87%       0.66   %pts.

      56       Full tax equivalent adjustment                    $5,515      $3,432      $2,083   60.7%

               -------------------------------------------==============================================
               Average Balances for Period
               -------------------------------------------

      57       Loans                                         $1,738,009  $1,563,362    $174,647   11.2%

      58       Investments (excl. mkt val adj.)               1,247,796   1,026,078     221,718   21.6%

      59       Earning assets                                 2,985,805   2,589,440     396,365   15.3%

      60       Total assets                                   3,336,697   2,836,197     500,500   17.6%

      61       Deposits                                       2,545,018   2,065,208     479,810   23.2%

      62       Borrowings - FHLB                                396,667     482,727     (86,060) -17.8%
     62a       Borrowings - Trust preferred & other              77,981      30,259      47,722  157.7%

      63       Total equity                                    $277,306    $228,114     $49,192   21.6%
                                                          ==============================================

                                                          ----------------------------------------------
000's Omitted                                                          Three Months Ended
                                                          ----------------------------------------------
     Line                                                   Jun 30,      Mar 31,     Change     Change
     No.                                                      2002        2002       Amount    Percent
               -------------------------------------------
               Asset Quality Components *
               -------------------------------------------
      41       Nonaccruing loans                                $10,029     $11,351     ($1,322) -11.6%
      42       90+ days delinquent                               $1,141      $3,167     ($2,026) -64.0%
                                                                -------     -------    --------  -----
      43       Tot nonperforming loans                          $11,170     $14,518     ($3,348) -23.1%

      44       Troubled debt restructurings                         $59         $76      ($17)   -22.4%
      45       Other real estate                                 $1,671      $1,460        $211   14.5%
                                                                -------     -------       -----  -----
      46       Tot nonperforming assets                         $12,900     $16,054     ($3,154) -19.6%

      47       Net Charge-Offs                                   $3,512      $1,409      $2,103  149.3%

               -------------------------------------------==============================================
               Components of Net Interest Margin (FTE)
               -------------------------------------------
      48       Loan yield                                          7.43%       7.76%      (0.33)  %pts.
      49       Investment yield                                    6.78%       6.81%      (0.03)  %pts.

      50       Earning asset yield                                 7.15%       7.37%      (0.22)  %pts.

      51       Interest bearing deposits rate                      2.63%       2.91%      (0.28)  %pts.
     51a       Borrowed funds rate - FHLB                          4.03%       4.67%      (0.64)  %pts.
     51b       Borrowed funds rate - Trust Preferred &             7.37%       7.59%      (0.22)  %pts.
               other

      52       Cost of all interest bearing funds                  3.01%       3.29%      (0.28)  %pts.

      53       Cost of funds (includes DDA)                        2.58%       2.82%      (0.24)  %pts.
      54       Cost of funds / earning assets                      2.61%       2.85%      (0.24)  %pts.

      55       Net interest margin (FTE)                         4.54%         4.52%       0.02   %pts.

      56       Full tax equivalent adjustment                    $2,986      $2,529        $457   18.1%

               -------------------------------------------==============================================
               Average Balances for Period
               -------------------------------------------
      57       Loans                                         $1,742,110  $1,733,863      $8,247    0.5%

      58       Investments (excl. mkt val adj.)               1,296,787   1,198,261      98,526    8.2%

      59       Earning assets                                 3,038,897   2,932,124     106,773    3.6%

      60       Total assets                                   3,388,379   3,284,441     103,938    3.2%

      61       Deposits                                       2,545,301   2,544,733         568    0.0%

      62       Borrowings - FHLB                                449,235     343,513     105,722   30.8%
     62a       Borrowings - Trust preferred & other              77,805      78,160        (355)  -0.5%

      63       Total equity                                    $279,703    $274,882      $4,821    1.8%
                                                          ==============================================

* Certain items in first quarter 2002 have been reclassified to improve comparability

Results of Operations

Overview:

Second quarter 2002 net income was $8.2 million. Due to substantial one-time items for the comparable 2001 period, this quarter's net income rose $6.1 million or 288% from the same period last year. Non-recurring acquisition and other costs (including net securities gains/losses in 2001) this quarter were $108,000 versus $4.8 million one year earlier. For the first six months, net income was $15.6 million, up 99% over last year. Earnings per share (diluted) for the second quarter were $0.62, up 244% over the same 2001 period, while earnings per share (diluted) for the first half were $1.19, up 75%.

Operating earnings, which exclude acquisition and unusual expenses and net securities gains/losses related to the acquisitions, were $8.2 million for the second quarter 2002, an increase of 67% from the same period last year and an all-time high for the Company. For the first six months of the year, operating earnings were $16.0 million, up 43% from the first half of last year. Operating earnings per share (diluted) for the quarter were $0.62, up 48% from the prior year's level of $0.42. For the six months, operating earnings per share (diluted) were $1.22, up 26%. These results reflect increases of 13% and 14%, respectively, in average shares outstanding as a result of financing the Company's three 2001 acquisitions.

Cash operating earnings per share (diluted), which excludes intangible amortization expense besides all one-time and unusual items related to acquisitions, were $0.76 for the second quarter, up 49% over the prior year, and $1.50 for the first half, up 33%.

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which eliminated the requirement to regularly amortize approximately $21.3 million in goodwill related to certain of its acquisitions. Annual amortization expense was thus reduced by approximately $1.3 million; $.015 of the increase in earnings per share (diluted) this quarter and $0.03 for the first half reflects the impact of this adoption. During the second quarter, the Company completed its goodwill impairment analysis, and no adjustment was necessary.

The primary reasons for improved second quarter earnings compared to the same period last year are a 36% increase in net interest income and a 34% rise in non-interest income. The resulting higher operating income more than offset a higher loan loss provision (reflective of a $2.0 million or 139% increase in net charge-offs) and increased overhead and intangible amortization resulting from the acquisition of the former FleetBoston branches in mid-November 2001. Year-to-date earnings were up versus the comparable period last year for primarily the same reasons, though earnings growth lagged that of the second quarter because operational efficiency improvements became more pronounced in the second quarter of 2002.

Net Interest Income

Net interest income for second quarter 2002 rose to $31.4 million, 36% over the same period last year. The improvement largely reflects improved margins and higher earning asset levels. In particular, the former FleetBoston branches contributed $168 million in commercial and consumer loans and $498 million in low-cost core deposits as of June 30. While net run-off of loans in that new market has approximated 5% since acquisition date, core deposits have risen over 4%. The net interest margin was 4.54%, virtually the same as in first quarter 2002 but up 75 basis points from the year-earlier level of 3.79%; that was its low point in 2001, after which it widened for three consecutive quarters. Lastly, the quarter benefited by the full impact of $199 million in securities purchased in the first quarter of this year.

o The rise in margin reflects a slower decrease in earning asset yields than in the cost of funds. Approximately 35% of earning assets reprice within one year versus 64% of interest-bearing liabilities (excluding interest checking). Maturing certificates of deposit continued to reprice downward by 90 basis points on average during the quarter, slowing from the 212-basis-point pace of first quarter 2002, consistent with lower financial market interest rates. The rate on total borrowings was reduced by 71 basis points during the second quarter. The difference between the spread of interest-bearing assets over liabilities and the net interest margin narrowed primarily as a result of an increased proportion of investment securities.

o $375,000 in loan interest income dating back to last year on two commercial loans that have weakened was reversed in the second quarter and applied to reduction of loan principal, bringing their combined balances to approximately $4.0 million. Had this interest not been reversed, the average yield on total loans for the second quarter would have been nine basis points higher, and the net interest margin would have been 4.59%.

o Earning assets were 16% higher than one year earlier, comprised of $182 million more in loans and $227 million more in securities. Over the last 90 days, earning assets rose $20 million; loans increased by $27 million while investments fell by $7 million, reflective of partial reinvestment of proceeds from $52 million in securities sales during the quarter. This is in contrast to first quarter 2002, when loans were off by $8.5 million and investments rose by $158 million. The latter increase, which was funded by short-term borrowings, reflected attractive buying opportunities both as to gross yield and as a spread over borrowings, and represented an earnings strategy intended to take advantage of the steep Treasury yield curve, thereby offsetting the projected shortfall in loan growth compared to the Company's initial 2002 goals.

o Growth in second quarter average earning assets of $405 million compared to one year earlier was largely funded by an increase in average retail and commercial deposits of $504 million, a planned decrease in more volatile public funds deposits of $42 million, and a decrease in average borrowings of $20 million. Compared to first quarter 2002, average earning assets rose $107 million, virtually all funded with capital market borrowings. Total borrowings as a percent of earning assets ended the quarter at 18% versus 12% at year end, following the closing of the FleetBoston transaction, and 20% as of June 30, 2001.

o Second quarter net interest income exceeded the first quarter 2002 level by $1.3 million, primarily reflective of the full quarter's benefit of securities added in the first quarter and a two-basis-point increase in net interest margin.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest earning assets for purposes of these computations.

                                                                                 Three Months Ended June 30,
                                                        ----------------------------------------------------------------------
(000's omitted except yields and rates)                                     2002                           2001
                                                        ----------------------------------------------------------------------
                                                                                     Average                            Average
                                                           Average         Amount   Yield/Rate    Average    Amount    Yield/Rate
                                                           Balance      of Interest   Paid       Balance   of Interest   Paid
                                                           -------      -----------   ----       -------   -----------   ----
ASSETS
Interest-earning assets:
  Federal funds sold                                            $0              $0     0.00%         $889        $9     4.06%
  Time deposits in other banks                                 506               2     1.59%          338       187   221.91%
  Taxable investment securities *                          957,541          15,215     6.37%      850,221    14,165     6.68%
  Nontaxable investment securities *                       338,740           6,719     7.96%      209,980     3,970     7.58%
  Loans (net of unearned discount) *                     1,742,110          32,273     7.43%    1,572,265    33,611     8.57%
                                                         ---------          ------              ---------    ------
     Total interest-earning assets                       3,038,897          54,209     7.15%    2,633,693    51,942     7.91%

Noninterest earning assets:
  Cash and due from banks                                   99,723                                103,769
  Premises and equipment                                    55,841                                 43,773
  Other assets                                             196,313                                116,275
  Reserve for loan losses                                  (23,835)                               (20,887)
  Net unrealized gains on available-for-sale portfolio      21,440                                 16,570
                                                         ---------                              ---------

     Total assets                                       $3,388,379                             $2,893,193
                                                         =========                              =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings deposits                                        $978,650           3,163     1.30%     $643,536     3,315     2.07%
  Time deposits                                          1,129,039          10,679     3.79%    1,116,305    16,052     5.77%
  Short-term borrowings                                    110,971             552     2.00%      193,208     2,214     4.60%
  Long-term borrowings                                     416,069           5,391     5.20%      353,894     5,475     6.21%
                                                         ---------          ------              ---------    ------
     Total interest-bearing liabilities                  2,634,729          19,785     3.01%    2,306,943    27,056     4.70%

Noninterest bearing liabilities:
  Demand deposits                                          437,612                                323,319
  Other liabilities                                         36,335                                 28,972
Shareholders' equity                                       279,703                                233,959
                                                         ---------                              ---------

     Total liabilities and shareholders' equity         $3,388,379                             $2,893,193
                                                         =========                              =========

Net interest earnings                                                      $34,424                          $24,886
                                                                            ======                          =======
Net interest spread                                                                    4.14%                            3.21%
Net yield on interest-earning assets                                                   4.54%                            3.79%

* Federal tax exemption on investment securities
     and loans included in interest income                                  $2,986                           $1,806

The change in net interest income may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

---------------------------------------------------------------------------------------------
                                             2nd Quarter 2002 versus 2nd Quarter 2001
                                             Increase (Decrease) Due to Change in (1)
                                     --------------------------------------------------------
                                                                                        Net
(000's omitted)                          Volume                 Rate                  Change
---------------------------------------------------------------------------------------------
Interest earned on:
  Federal funds sold                        ($5)                   ($5)                  ($9)

  Time deposits in other banks              435                   (620)                 (185)

  Taxable investment securities           4,615                 (3,565)                1,050

  Nontaxable investment securities        2,545                    204                 2,749

  Loans (net of unearned discount)       15,496                (16,834)               (1,338)

Total interest-earning assets(2)         25,953                (23,686)                2,267

Interest paid on:
  Savings deposits                        5,687                 (5,839)                 (152)

  Time deposits                           1,248                 (6,621)               (5,373)

  Short-term borrowings                    (713)                  (949)               (1,662)

  Long-term borrowings                    3,664                 (3,748)                  (84)

Total interest-bearing liabilities(2)    20,048                (27,319)               (7,271)

Net interest earnings (2)                $4,161                 $5,377                $9,538

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income
Noninterest income (excluding securities transactions) was $7.6 million in the second quarter, an increase of $944,000 or 14% from one year earlier. It was down slightly from the first quarter 2002 level.

The following table sets forth information for noninterest income by category for the periods indicated:

                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                 ---------------------------------------------------------------------------------
                                                                          Change   Change                          Change   Change
(000's omitted)                                       2002      2001      Amount  Percent      2002       2001     Amount  Percent
----------------------------------------------------------------------------------------------------------------------------------
Personal trust                                        $440      $407         $33      8.1%     $954       $936        $18      1.9%
EBT/BPA                                              1,095       878         217     24.7%    2,198      1,766        432     24.5%
Elias Asset Management                                 785       947        (162)   -17.1%    1,563      1,994       (431)   -21.6%
Insurance                                              252       109         143    131.2%      438        210        228    108.6%
Other investment products                              978       653         325     49.8%    2,040      1,078        962     89.2%
-----------------------------------------------------------------------------------------------------------------------------------
     Total financial services                        3,550     2,994         556     18.6%    7,193      5,984      1,209     20.2%

Electronic banking                                     546       395         151     38.2%    1,152        700        452     64.6%
Mortgage banking                                        66       198        (132)   -66.7%      185        278        (93)   -33.5%
Commercial leasing                                       5        16         (11)   -68.8%        8         21        (13)   -61.9%
Deposit service charges                              1,332     1,062         270     25.4%    2,646      2,156        490     22.7%
Overdraft fees                                       1,582     1,291         291     22.5%    3,013      2,331        682     29.3%
Commissions                                            500       664        (164)   -24.7%    1,114      1,149        (35)   -3.0%
Miscellaneous revenue                                  (14)        3         (17)   -566.7%      (9)       (14)         5    -35.7%
-----------------------------------------------------------------------------------------------------------------------------------
     Total general banking services                  4,017     3,629         388     10.7%    8,109      6,621      1,488     22.5%
-----------------------------------------------------------------------------------------------------------------------------------

 Total noninterest income excluding
 investment security gain (loss), net                7,567     6,623         944     14.3%   15,302     12,605      2,697     21.4%

Investment security gain (loss), net                 1,144      (138)      1,282    -929.0%   1,144       (128)     1,272    -993.8%
-----------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                       $8,711    $6,485      $2,226     34.3%  $16,446    $12,477     $3,969     31.8%
===================================================================================================================================
Noninterest income as a percentage of operating
 income (excludes investment security gain/loss)      17.9%     21.1%       -3.2%              18.1%      20.2%     -2.1%

Second quarter financial services revenue at $3.6 million was $556,000 higher (up nearly 19%) than the same quarter last year and was off 2.5% from first quarter levels.

o The primary source of improvement over one year earlier was commissions from the sale of investment and insurance products through the Company's broker-dealer, Community Investment Services, Inc. (CISI), and the branch network, where combined revenues rose 61%. Demand for fixed annuity products has been strong in the face of declining equity markets. In addition, pension administration and consulting fees from the Company's Benefit Plans Administrative Services subsidiary (BPA) were 25% higher than in second quarter 2001 because of growth in accounts serviced. These improvements more that offset a 17% reduction at Elias Asset Management
      (EAM) due to a decrease in the market value of client investments.

o Financial services revenue comprised 47% of total noninterest income (excluding net securities gains/losses) for the quarter versus 45% one year earlier.

o Assets under management were $1.370 billion as of quarter end, an 8.2% reduction from the March 31, 2002 level. This decrease reflects a double-digit reduction in assets under management at EAM, which historically has invested in large capitalization growth stocks. This reduction was tempered by single-digit decreases in the Bank's personal trust department and broker-dealer, reflective of the more balanced nature of their portfolios. In contrast, strong new business generation at BPA increased assets by 2.7%. Compared to

      June 30, 2001, total assets under management are higher by $7 million or 0.5% compared to a 18.1% decrease as measured by the Standard & Poor's 500 equity market index.

General banking revenues were $4.0 million for the quarter, up 11% over the same period last year and down slightly from first quarter 2002.

o A primary reason for the improvement over prior year was the contribution of the acquired FleetBoston branches, largely in deposit service charges and overdraft fees. These items rose a combined 24% compared to second quarter 2001. While deposit service charges were unchanged over first quarter 2002, overdraft fees increased 10.6% due to fewer waivers now that initial problems with converted customer accounts have been resolved.

o The higher customer base due to 2001's acquisitions resulted in a strong 38% rise in electronic banking revenues over second quarter 2001. This improvement more than offset reduced mortgage banking fees, which were off because of prepayments and the decision to suspend sale of secondary market-eligible production as of late fall last year.

o General commissions in the second quarter were below the one year ago level largely because of a sizable earnings credit in 2001 that accumulated on First Liberty Bank & Trust's books prior to its sale to the company in May 2001. Commissions were up 16% from first quarter 2002 after adjusting for unanticipated receipt of fourth quarter 2001 check sales commissions.

The ratio of noninterest income to operating income (FTE) was 17.9% for second quarter 2002, down 3.2 percentage points from the same period last year. In part, the decreases reflect the unusually large 38% increase in net interest income (FTE) caused by higher earning assets and improved margins. In addition, the added revenues from cross selling financial services from the 2001 acquisitions have not yet been fully realized. The ratio was off a slight 0.4% from first quarter 2002 for similar reasons. The Company remains committed to its long-standing objective of increasing noninterest income and its proportionate share of operating revenues.

Gains from the sale of investment securities were $1.1 million this quarter compared to a $138,000 loss in second quarter last year related to acquisition restructuring. Approximately $52 million in CMO securities was sold that in a continued falling rate environment would likely have been prepaid, erasing today's market value appreciation. By realizing the gain now on these securities, the Company earned an 8.2% total return for the holding period. The net proceeds were reinvested in municipal securities with increased call protection in a falling rate environment and equivalent duration risk in the event rates rise.

The following table reconciles differences between the line of business noninterest income breakdown and regulatory reporting definitions as reflected on the Call Report.

                                                                    Six Months Ended June 30, 2002
                                    ---------------------------------------------------------------------------------------------
                                                                 Regulatory Reporting Categories
                                    ---------------------------------------------------------------------------------------------
                                                                                   Other Service
                                      iduciary and  Service Charges   Commissions      Charges,     Other    Investment     Total
                                       Investment      on Deposit    on Investment   Commissions   Operating Security Gain  Other
(000's omitted)                        Services         Accounts        Products      and Fees      Income   (Loss), net    Income
---------------------------------------------------------------------------------------------------------------------------------
Personal trust                             $954                                                                              $954
EBT/BPA                                     823                                        1,375                                2,198
Elias Asset Management                                                   1,563                                              1,563
Insurance                                                                  310           128                                  438
Other investment products                                                2,040                                              2,040
---------------------------------------------------------------------------------------------------------------------------------
     Total financial services             1,777                0         3,913         1,503           0             0      7,193

Electronic banking                                           382                         770                                1,152
Mortgage banking                                                                         142          43                      185
Commercial leasing                                                                         8                                    8
Deposit service charges                                    2,646                                                            2,646
Overdraft fees                                             3,013                                                            3,013
Commissions                                                                            1,114                                1,114
Miscellaneous revenue                                                                                 (9)                      (9)
---------------------------------------------------------------------------------------------------------------------------------
     Total general banking services           0            6,041            0          2,034          34             0      8,109
---------------------------------------------------------------------------------------------------------------------------------

Total noninterest income excluding
 investment security gain (loss),
net                                       1,777            6,041         3,913         3,537          34             0     15,302

Investment security gain (loss), net                                                                             1,144      1,144
---------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income            $1,777           $6,041        $3,913        $3,537         $34        $1,144    $16,446
=================================================================================================================================

Noninterest Expense

Second quarter noninterest expense of $25.6 million was $0.8 million or 3.1% higher than the equivalent 2001 period. Noninterest expense of $51.8 million for the six months ending June 2002 was up $7.1 million or 15.9% compared to the previous year. Excluding acquisition and unusual expenses, second quarter non-interest expense was up $5.3 million or 26.3% versus the prior year. June year-to-date noninterest expense excluding acquisition and unusual expenses was $11.9 million or 30.3% higher than the same period of 2001. The quarterly and year-to-date increases were primarily a result of the acquisition of the FleetBoston branches in mid-November of 2001. These increases must be placed in context with 16% growth in earning assets and 35% growth in operating income over the last four quarters.

The following table sets forth information for noninterest expenses by category for the periods indicated.

                                                Three Months Ended June 30,                       Six Months Ended June 30,
                                   --------------------------------------------------------------------------------------------
                                                                      Change    Change                         Change   Change
(000's omitted)                                   2002       2001     Amount    Percent     2002       2001    Amount   Percent
------------------------------------------------------------------------------------------------------------------------------
Personnel expense                              $12,265    $10,326     $1,939     18.8%   $24,391    $20,442    $3,949     19.3%

Net occupancy expense                            2,076      1,512        564     37.3%     4,398      3,090     1,308     42.3%

Equipment expense                                1,984      1,543        441     28.6%     3,854      2,898       956     33.0%

Legal and professional fees                        681        691        (10)    -1.4%     1,535      1,318       217     16.5%

Data processing expense                          1,743      1,267        476     37.6%     3,421      2,475       946     38.2%

Amortization of intangibles                      2,997      1,541      1,456     94.5%     6,073      3,001     3,072    102.4%

Stationary and supplies                            610        549         61     11.1%     1,297        903       394     43.6%

Foreclosed property expense                        290        374        (84)   -22.5%       618        535        83     15.5%

Deposit insurance premiums                         109         86         23     26.7%       231        158        73     46.2%

Acquisition and unusual expenses                   108      4,636     (4,528)   -97.7%       700      5,487    (4,787)   -87.2%

Other                                            2,709      2,274        435     19.1%     5,238      4,364       874     20.0%
------------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                 $25,572    $24,799       $773      3.1%   $51,756    $44,671    $7,085     15.9%
==============================================================================================================================

Total operating expenses as
  a percentage of average assets                  3.03%      3.44%     -0.41%    3.13%      3.18%     -0.05%

Efficiency ratio                                  53.0%      59.1%      -6.1%    54.6%      58.2%      -3.6%

Second quarter personnel expense was up $1.9 million or 18.8% from second quarter 2001 levels, accounting for 37% of the increase in noninterest expense. Total full-time equivalent staff at the end of June 2002 was 1,119, up 294 from the end of June 2001 as a result of the branches acquired from FleetBoston and the impact of the acquisition on selected back office and administrative staffing requirements. These staffing increases also caused year-to-date personnel expense to rise $3.9 million or 19.3% versus the prior year.

Second quarter non-personnel expense excluding acquisition and unusual expenses was $3.4 million or 34.2% higher than the prior year period. Most of this increase was a result of higher intangible amortization, up $1.5 million or 94.5%; occupancy expense, up $564,000 or 37.3%; data processing expenses, up $476,000 or 37.6%; and equipment expense, up $441,000 or 28.6%. The increased intangible amortization expense is mostly attributable to $1.7 million related to the FleetBoston acquisition offset by a $325,000 reduction from the adoption of SFAS 142 "Goodwill & Other Intangible Assets." Occupancy expenses were higher primarily as a result of the impact of the FleetBoston branches acquired. Increased data processing expenses were mainly due to higher Fiserv processing fees, Federal Reserve Bank check processing expenses and data line charges, all reflective of higher processing volumes and communications costs of the acquired FleetBoston branches. The rise in second quarter equipment expenses was largely a result of higher depreciation due to the increased number of branches in 2002. Higher intangible amortization, occupancy expense and data processing expenses were also the primary causes for the year-to-date non-personnel expense increase of $7.9 million or 42.3%, excluding acquisition and unusual expenses. Administrative expenses such as office supplies, postage and telephone charges also contributed to the higher expense level, again reflecting the additional number of branches and employees arising from the FleetBoston transaction.

The Company's efficiency ratio, which excludes intangible amortization, net securities gains/losses, acquisition costs, and unusual expenses, was 53.0% for second quarter 2002, a 6.1-percentage-point improvement from the comparable 2001 quarter and a 3.3-percentage-point decrease from first quarter 2002.

o These results reflect the full impact of the combined $3.2 million in First Liberty cost savings implemented in mid-second quarter 2001 and the benefit of streamlining our operations functions by eliminating duplicate loan and deposit processing units in Canton and Olean, N.Y. As a measure of this latter success, the increase in outstandings being processed by these units because of our 2001 acquisitions and internal growth may be contrasted to the increase in staffing required to handle these volumes. Loan operations staff increased by 23% compared to 60% higher loans outstanding, deposit operations staff increased by 28% compared to 94% higher non-CD deposits outstanding, and collections department staff increased by 26% compared to 59% higher installment loans outstanding.

o Second quarter overhead for both the financial services segment of the Company and the banking segment was virtually unchanged from first quarter 2002 levels. At the same time, operating revenues for both segments expanded when adjusted for certain unanticipated timing differences, resulting in improved productivity. Consequently, the efficiency ratio for financial services improved to 74.5% in second quarter 2002 from 77.0% in the first quarter and 82.2% in second quarter 2001. Moreover, the efficiency ratio for the banking segment was reduced from 56.6% in second quarter 2001 to 54.1% in first quarter 2002, dropping again to 50.6% for the second quarter just ended.

o Improvement in the banking segment efficiency ratio over time reflects a combination of increased noninterest income, rising margins, and higher earning assets from internal growth, acquisitions and investment leverage strategies. Together, these components drove operating income up by 36% this quarter versus the second quarter of last year, which compares to a 23% increase in overhead over the same time period.

o Acquisition (including net securities gains/losses for 2001) and unusual expenses, which are excluded from the efficiency ratio calculation, were significantly reduced in the second quarter to $108,000, down from $591,000 in first quarter 2002 and $4.8 million in second quarter 2001.

Income Taxes

The effective income tax rate was 26.9% for the second quarter and 27.0% for the six months ending June 30, 2002, 10.1 and 3.4 percentage points below the prior year periods, respectively. These reductions were due to a higher percentage of income being derived from tax-exempt securities and other tax planning strategies.

Financial Condition

Cash and Investments

Cash and investments were $1.423 billion at the end of the second quarter, an increase of $168 million or 13.4% from the balances at December 31, 2001. Average cash and investments of $1.418 billion for the second quarter were up $215 million or 17.8% from the fourth quarter of 2001 and $229 million or 19.3% from second quarter 2001 levels. The investment portfolio was increased in 2002 to take advantage of attractive buying opportunities in terms of gross yield and spread over borrowings, and to offset some of the projected shortfall in loan growth resulting from soft economic conditions in many of our primary markets.

Loans

Loans ended the second quarter at $1.751 billion, up $182 million or 11.6% from June 30, 2001. The improvement reflects the contribution of the acquired FleetBoston branch loans as well as consumer loan growth in the Company's core markets. Compared to December 31, 2001, total loans have increased by $18 million, reflecting second quarter growth of nearly $27 million following an $8.5 million contraction in the first quarter. Excluding the impact of acquisitions, this quarter's increase was the largest since second quarter 2000.

o Commercial loans decreased $7 million during the last 90 days following a $6 million decrease in the first quarter. With the exception of acquisitions, commercial loan growth has been relatively flat for the last two years reflective of reduced business activity in our markets due to economic softness, the desire to maintain credit quality, and the Company's focus on acquisitions. Now that the FleetBoston acquisition conversion is complete and added personnel are in place in the First Liberty and former FleetBoston branch markets, new business calling efforts have been accelerated. Commercial loan outstandings at quarter end were $631 million (36% of total loans outstanding) compared to $605 million twelve months earlier, an increase of $26 million or 4%.

o Consumer direct loans increased approximately $9 million during the second quarter following a $19 million decrease in first quarter 2002. This growth reflects the impact of the company's spring marketing program to homeowners, which included promotional rates on home equity loans and direct installment loans. Approximately 120,000 mailers were sent to bank customers, effectively countering the run-off in the portfolio due to regular repayments that has been experienced for the last year. Consumer direct loans ended the quarter at $386 million (22% of total loans outstanding), up $121 million or 46% since June 30, 2001.

o Consumer indirect loans, largely borrowing originated in automobile dealer showrooms, rose $15 million during the second quarter following an increase of $5 million in the first quarter. Prior to that point, the portfolio had been flat to down since fourth quarter 2000. Volume has been improving with the addition of new originating dealers. Overall, used vehicles constitute 75% of CBU's indirect loans outstanding. Indirect loans at quarter end were $269 million (15% of total loans outstanding), an increase of $19 million or 8% from twelve months earlier.

o Consumer mortgages rose $9 million over the last 90 days, following an unusually large $12 million increase in the first quarter. This rise reflects the Company's spring homeowner marketing campaign as well as the strategy for the last six months to book secondary-market-eligible loans in portfolio, made possible because of the increase in core deposit funding from the FleetBoston branch acquisition. This growth was moderated somewhat by competitors' actions beginning earlier this year to aggressively undercut the pricing on our no-closing-cost mortgage product. Over the last twelve months, consumer mortgages have increased $16 million or 4% to $465 million (27% of total loans outstanding).

The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

                                                             As of June 30,
                                             -------------------------------------------
                                                                        Change    Change
(000's omitted)                                 2002        2001        Amount    Percent
-----------------------------------------------------------------------------------------

Real estate mortgages:
  Residential                                 $720,559     $607,180    $113,379    18.7%
  Commercial loans secured by real estate      269,208      264,519       4,689     1.8%
  Farm                                          21,431       20,755         676     3.3%
---------------------------------------------------------------------------------------
     Total                                   1,011,198      892,454     118,744    13.3%

Commercial, financial, and agricultural:
  Commercial and financial                     261,762      236,897      24,865    10.5%
  Agricultural                                  25,134       26,738      (1,604)   -6.0%
---------------------------------------------------------------------------------------
     Total                                     286,896      263,635      23,261     8.8%

Installment loans to individuals               423,035      383,604      39,431    10.3%
Other loans                                     30,224       29,682         542     1.8%
---------------------------------------------------------------------------------------

Gross loans                                  1,751,353    1,569,375     181,978    11.6%
Less:  unearned discount                           169          299        (130)   -43.5%
---------------------------------------------------------------------------------------
     Net loans                               1,751,184    1,569,076     182,108    11.6%
     Allowance for loan losses                  23,883       20,860       3,023    14.5%
---------------------------------------------------------------------------------------
Loans, net of allowance for loan losses     $1,727,301   $1,548,216    $179,085    11.6%
=======================================================================================

The following table reconciles the differences between the line of business loan breakdown reflected in the narrative of this report as compared to regulatory reporting definitions reflected on the Call Report.

                                                 Line of Business as of June 30, 2002
                                     --------------------------------------------------------------
                                        Consumer     Consumer    Consumer    Business      Total
(000's omitted)                          Direct      Indirect    Mortgages    Lending      Loans
---------------------------------------------------------------------------------------------------
Regulatory Reporting Categories:
--------------------------------
Loans secured by real estate:
  Residential                            $224,611                 $462,432     $33,516     $720,559
  Commercial                                   49                    2,203     266,956      269,208
  Farm                                         34                               21,397       21,431
Agricultural loans                            389                               24,745       25,134
Commercial loans                           12,856                              248,906      261,762
Installment loans to individuals          146,046      268,889         102       7,998      423,035
Other loans                                 2,617                               27,607       30,224
---------------------------------------------------------------------------------------------------
     Total loans                          386,602      268,889     464,737     631,125    1,751,353
     Unearned discount                        169                                               169
---------------------------------------------------------------------------------------------------
     Net loans                           $386,433     $268,889    $464,737    $631,125   $1,751,184
===================================================================================================

Asset Quality

Asset quality as of June 30, 2002 was comparable to one year ago as measured by the Company's balance sheet ratios. During the second quarter, it was determined that a certain $2.8 million commercial loan, which had been making payments for the last 12 months but in an irregular pattern, should be reclassified as nonaccruing. Even with this change, most of the Company's balance sheet asset quality ratios have improved during the last 90 days.

o As noted earlier in this document, net charge-offs for the second quarter rose $2.0 million from one year ago to $3.5 million; this compares to $2.5 million in fourth quarter 2001 and $1.2-$1.5 million for all other quarters since fourth quarter 2000. The primary reason for the resulting $2.1 million increase over the first quarter 2002 level are partial write-downs on two commercial customers: a $3.2 million relationship which had been placed on non-accrual as of March 31, 2002 and a $675,000 loan which became 90 days delinquent as of the same date. Specific loss reserve allocations of $100,000 each remain on these two customers.

o As a percent of average loans outstanding, annualized net charge-offs for the second quarter were 0.81%, well beyond the 0.20%-0.61% range of the prior nine quarters. The sole cause was commercial net charge-offs; as a percent of related outstandings, they were 1.51% compared to their average for the preceding nine quarters of 0.43%. Installment loan net charge-offs were 0.90% of related average outstandings, only slightly above their 0.84% nine-quarter norm. Mortgage and home equity net charge-offs, which are historically de minimus, have reflected zero or a net recovery for the past two quarters.

o Regular bottom-up review of the portfolio this quarter necessitated the addition of approximately $1.4 million in specific commercial loan allocations to the Company's allowance for loan loss; however, this increase was more than offset by charge-offs recognized during the quarter against specific allocations previously established. General allocations against each loan product line continue to be reviewed and recalculated quarterly. Consequently, a required allowance for loan loss of $23.9 million was determined, resulting in a $3.4 million loan loss provision compared to $1.4 million in second quarter 2001 and $1.5 million in first quarter 2002. This provision represented 96% of net charge-offs, the same multiple as one year ago and down from 108% for quarter ended March 31, 2002.

o As a percent of loans outstanding, nonperforming loans (loans 90 days past due and non-accruing) were 0.64% at quarter end versus 0.71% one year earlier and 0.84% as of March 31, 2002. These levels compare very favorably to the peer bank median of 1.04% at the end of first quarter 2002. Coverage of the reserve over nonperformers, a general comparative measure of reserve adequacy, also improved in the second quarter at 214% compared to 165% ninety days earlier and 187% at June 30, 2001.

o Delinquent loans (30 days through nonaccruing) as a percent of total outstandings decreased 12 basis points during the last 90 days to 1.77%. This compares to 1.83% one year ago, after which the ratio increased to 1.96% as of September 30, 2001 before it began to steadily fall to its current level.

The following table presents information concerning the aggregate amount of nonperforming assets:

                                                                                            As of June 30,
                                                                             --------------------------------------------
                                                                                                      Change      Change
(000's omitted)                                                                2002        2001       Amount      Percent
-------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                                     $10,029      $5,291      $4,738      89.5%

Accruing loans which are contractually past due 90 days or more as to
  principal or interest payments                                                1,141       5,856    (4,715)      -80.5%
-------------------------------------------------------------------------------------------------------------------------

     Total nonperforming loans                                                 11,170      11,147          23       0.2%

Loans which are "troubled debt restructurings" as defined in FASB No. 15
"Accounting by Debtors and Creditors for Troubled Debt Restructurings"             59         110         (51)    -46.4%

Other real estate                                                               1,671       1,938        (267)    -13.8%
-------------------------------------------------------------------------------------------------------------------------

     Total non performing assets                                              $12,900     $13,195       ($295)     -2.2%
=========================================================================================================================

Ratio of allowance for loan losses to period-end loans                           1.36%       1.33%       0.03%

Ratio of allowance for loan losses to period-end nonperforming loans            213.8%      187.1%       26.7%

Ratio of allowance for loan losses to period-end nonperforming assets           185.1%      158.1%       27.0%

Ratio of nonperforming loans to period-end loans                                 0.64%       0.71%      -0.07%

Ratio of nonperforming assets to period-end total loans and other real
estate                                                                           0.74%       0.84%      -0.10%

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

                                                           Three Months Ended June 30,
                                                   ---------------------------------------------
                                                                              Change    Change
(000's omitted)                                         2002      2001        Amount   Percent
------------------------------------------------------------------------------------------------
Amount of loans outstanding at end of period        $1,751,184  $1,569,076   $182,108     11.6%
------------------------------------------------------------------------------------------------

Daily average amount of loans (net of unearned
discount)                                            1,742,110   1,572,265    169,845     10.8%
------------------------------------------------------------------------------------------------

Balance of allowance for loan losses at beginning
of period                                               24,010      20,917      3,093     14.8%

Loans charged off:
  Commercial, financial, and agricultural                2,576         468      2,108    450.4%
  Real estate                                                0          34        (34)  -100.0%
  Installment                                            1,526       1,582        (56)    -3.5%
------------------------------------------------------------------------------------------------
     Total loans charged off                             4,102       2,084      2,018     96.8%

Recoveries of loan previously charged off:
  Commercial, financial and agricultural                   134         177        (43)   -24.3%
  Real estate                                                3          38        (35)   -92.1%
  Installment                                              453         397         56     14.1%
------------------------------------------------------------------------------------------------
     Total recoveries                                      590         612        (22)   -3.6%
------------------------------------------------------------------------------------------------

Net loans charged off                                    3,512       1,472      2,040    138.6%

Provision for loan losses                                3,385       1,415      1,970    139.2%

Reserve on acquired loans (1)                                0           0          0        0
------------------------------------------------------------------------------------------------

Balance of allowance for loan losses at end of
period                                                 $23,883     $20,860     $3,023     14.5%
================================================================================================

Ratio of net charge-offs to average loans
outstanding                                               0.81%       0.38%      0.43%    0.43%

                                                           Six Months Ended June 30,
                                                   ---------------------------------
                                                                            Change      Change
(000's omitted)                                        2002      2001       Amount      Percent
-----------------------------------------------------------------------------------------------
Amount of loans outstanding at end of period        $1,751,184  1,569,076  $182,108      11.6%
-----------------------------------------------------------------------------------------------

Daily average amount of loans (net of unearned
discount)                                            1,738,009  1,563,362   174,647      11.2%
-----------------------------------------------------------------------------------------------

Balance of allowance for loan losses at beginning
of period                                               23,901     20,035     3,866      19.3%

Loans charged off:
  Commercial, financial, and agricultural                3,157        887     2,270     255.9%
  Real estate                                                0         96       (96)   -100.0%
  Installment                                            3,012      2,831       181       6.4%
-----------------------------------------------------------------------------------------------
     Total loans charged off                             6,169      3,814     2,355      61.7%

Recoveries of loan previously charged off:
  Commercial, financial and agricultural                   196        232       (36)    -15.5%
  Real estate                                              106         51        55     107.8%
  Installment                                              947        828       119      14.4%
-----------------------------------------------------------------------------------------------
     Total recoveries                                    1,249      1,111       138      12.4%
-----------------------------------------------------------------------------------------------

Net loans charged off                                    4,920      2,703     2,217      82.0%

Provision for loan losses                                4,902      2,741     2,161      78.8%

Reserve on acquired loans (1)                                0        787      (787)   -100.0%
-----------------------------------------------------------------------------------------------

Balance of allowance for loan losses at end of
period                                                 $23,883    $20,860    $3,023      14.5%
=============================================================================================

Ratio of net charge-offs to average loans
outstanding                                               0.57%      0.35%    0.22%

(1) This reserve addition is attributable to loans purchased from Citizens National Bank of Malone.

Deposits

Total deposits at June 30, 2002 were $2.513 billion, $33 million or 1.3% below the balance at year-end 2001. This year-to-date decline was mostly attributable to some minor deposit runoff in certain of our marketplaces. Second quarter average total deposits of $2.545 billion remained essentially flat with the average for the first quarter of 2002.

Borrowings

At the end of the second quarter, borrowings and federal funds purchased of $472 million were $195 million or 70% higher than they were at the end of 2001. 49% of this increase came from long-term borrowings, 38% from short-term borrowings and 14% from federal funds purchased. The additional borrowing was primarily used to fund the growth of the investment portfolio in order to take advantage of favorable interest rate spreads caused by the steep Treasury yield curve.

Other Assets and Liabilities

Other assets and liabilities had a net liability balance of $7.186 million at the end of the second quarter versus a net liability position of $12.807 million at December 31, 2001. The change was mainly attributable to an increase in deferred taxes related to the market value adjustment, funding of the pension plan and assorted timing differences.

Shareholders' Equity

Total shareholders' equity equaled $296.3 million at the end of the second quarter, $28.3 million higher than the balance at December 31, 2001. This increase consisted of $1.4 million from shares issued under the employee stock plan, an after-tax market value adjustment of $15.5 million, an after-tax minimum pension liability adjustment of $2.8 million and net income of $15.6 million, offset by dividends declared of $7.0 million.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of additional deposits, borrowings and available lines of credit are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of June 30, 2002, this ratio was 16.6% and 16.3%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank. Including this latter capacity, the 30 and 90-day ratios are 22.5% and 22.1%, respectively. The Company considers liquidity adequate to meet its operating needs for the foreseeable future.

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

The foregoing list of important factors is all inclusive. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, price, or credit risk. Because of the Company's long-standing policy of purchasing low credit risk investments, the primary market risk exposure of the organization is interest rate risk. The composition of the portfolio continues to heavily favor U.S. agency debentures, U.S agency mortgage-backed pass throughs, U.S agency CMO's, and AAA rated insured municipal bonds. As of June 30, 2002, these four security types (excluding Federal Home Loan Bank stock and Federal Reserve Bank stock) accounted for over 95% of total portfolio investments.

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

The following reflects the Company's one-year net interest income sensitivity based on approximate asset and liability levels on June 30, 2002, assuming no growth in the balance sheet, and assuming a 200 basis point instantaneous upward rate shock in the prime rate, federal funds rate and the entire Treasury yield curve and a similar 150 basis point instantaneous downward rate shock.

                                 Regulatory Model

    Rate Change                Net Interest Income                  Net Interest Income
  In Basis Points     Dollar Change During First 12 Months    Percent Change from Flat Rates
-------------------- ---------------------------------------- --------------------------------
      +200 bp                      (891,000)                               (.7%)
      -150 bp                      ($2.3 million)                         (1.9%)

Given the steepness in slope of the Treasury yield curve as of June 30, 2002, a second group of simulations was performed based on what the Company believes to be conservative levels of balance sheet growth. These levels include no growth in the Company's securities portfolio, flat loan levels until mid-year, and low single digit loan growth thereafter. Under this set of assumptions, were the slope of the yield curve to change, holding short rates constant while flattening long-term rates over the next 12 months, the net interest margin is projected to narrow modestly (simulation B). If short term rates were to increase 200 basis points over the next 12 months (holding long-term rates constant), margins are projected to narrow to a similar degree (simulation A).

                                              Management Model

           Rate Change                       Net Interest Income                  Net Interest Income
         In Basis Points             Dollar Change During First 12 Months    Percent Change from Flat Rates
----------------------------------- --------------------------------------- ---------------------------------
A) Increasing Short Term Rates                  ($2.5 million)                           (1.9%)
B) Reducing Longer Term Rates                   ($2.0 million)                           (1.6%)

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

            -     CBNA Preferred Funding Corporation, State of Delaware

            -     Elias Asset Management, Inc., State of Delaware

            -     CFSI Close-Out Corp., State of New York

            -     First Liberty Service Corporation, State of Delaware

      b) Exhibits required by Section 906 of the Sarbanes-Oxley Act (99.1) Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of the Sarbanes-Oxley Act of 2002.

            (99.2) Certification of David G. Wallace, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      c)    Reports on Form 8-K: Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Community Bank System, Inc.

Date: August 14, 2002
                                                    /s/ Sanford A. Belden
                                         --------------------------------
                                         Sanford A. Belden, President and
                                                  Chief Executive Officer


Date: August 14, 2002                                /s/ David G. Wallace
                                         --------------------------------
                                          David G. Wallace, Treasurer and
                                                  Chief Financial Officer