Form 10-Q
period 2002-09-30
COMMUNITY BANK SYSTEM INC
filed 2002-11-14
CIK 723188

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the nine months ended September 30, 2002

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

                 Common Stock, No par value - 12,966,591 shares
                       outstanding as of November 8, 2002

                                      INDEX
                  COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

Part I. Financial Information

      Item 1.  Financial Statements (Unaudited)

               Consolidated Statements of Condition --
               September 30, 2002, December 31, 2001 and September 30, 2001

               Consolidated Statements of Income --
               Three and nine months ended September 30, 2002 and 2001

               Consolidated Statement of Shareholders' Equity --
               Nine months ended September 30, 2002

               Consolidated Statements of Comprehensive Income --
               Nine months ended September 30, 2002 and 2001

               Consolidated Statements of Cash Flows --
               Nine months ended September 30, 2002, and 2001

               Notes to Consolidated Financial Statements -
               September 30, 2002

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

      Item 4.  Submission of Matters to a Vote of Securities Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Share Data)

                                                            September 30,  December 31,   September 30,
                                                                2002          2001            2001
-----------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                   $   103,178    $   106,554    $    85,579
  Federal funds sold                                                  0              0              0
-----------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                 103,178        106,554         85,579

Investment securities                                         1,356,863      1,148,182      1,050,856

Loans                                                         1,779,440      1,732,870      1,564,806
  Allowance for loan losses                                      24,080         23,901         21,083
-----------------------------------------------------------------------------------------------------
Net loans                                                     1,755,360      1,708,969      1,543,723

Premises and equipment, net                                      56,907         53,266         44,170
Accrued interest receivable                                      23,149         22,562         21,723

Core deposit intangibles, net                                    32,081         36,722          9,039
Goodwill, net                                                   103,628         19,814         21,285
Other intangibles, net (see Note A)                                             85,806         36,672
-----------------------------------------------------------------------------------------------------
Intangible assets, net                                          135,709        142,342         66,996

Other assets                                                     37,426         28,958         31,303
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 3,468,592    $ 3,210,833    $ 2,844,350
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
     Noninterest bearing                                    $   450,131    $   447,544    $   350,622
     Interest bearing                                         2,101,604      2,098,426      1,737,484
-----------------------------------------------------------------------------------------------------
Total deposits                                                2,551,735      2,545,970      2,088,106

Federal funds purchased                                          11,500         14,200         41,100
Borrowings                                                      439,100        263,100        338,100
Company obligated mandatorily redeemable preferred
  securities of subsidiaries, Community Capital/Statutory
  Trust I-III, holding solely junior subordinated
  debentures of the Company                                      77,361         77,819         77,805
Accrued interest and other liabilities                           64,735         41,764         48,553
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                             3,144,431      2,942,853      2,593,664
-----------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock no par $1.00 stated value
     20,000,000 shares authorized; 12,962,549, 12,902,812
     and 11,579,312 shares outstanding, respectively             12,963         12,903         11,579
  Surplus                                                        78,987         77,710         46,710
  Undivided profits                                             188,604        170,472        169,127
  Accumulated other comprehensive income                         43,728          7,281         23,633
  Shares issued under employee stock plan - unearned               (121)          (386)          (363)
-----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                      324,161        267,980        250,686
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 3,468,592    $ 3,210,833    $ 2,844,350
=====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Per-Share Data)

                                                             Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
-------------------------------------------------------------------------------------------------------
                                                              2002        2001      2002(1)      2001
-------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                $ 32,816    $32,635   $  97,952    $ 99,408
  Interest and dividends on investments:
     Taxable                                                  14,169     13,057      43,172      41,412
     Nontaxable                                                4,530      2,726      12,389       7,302
  Interest on federal funds and deposits with other banks          1        173           4         561
-------------------------------------------------------------------------------------------------------
Total interest income                                         51,516     48,591     153,517     148,683
-------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                        13,099     17,689      42,110      56,606
  Interest on federal funds purchased                            156         84         392         733
  Interest on short-term borrowings                              674        752       1,289       5,425
  Interest on madatorily redeemable preferred
    securities of subsidiaries                                 1,439      1,452       4,336       2,918
  Interest on long-term borrowings                             3,751      4,805      11,387      12,973
-------------------------------------------------------------------------------------------------------
Total interest expense                                        19,119     24,782      59,514      78,655
-------------------------------------------------------------------------------------------------------

Net interest income                                           32,397     23,809      94,003      70,028
Less:  provision for loan losses                               2,278      1,579       7,180       4,320
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           30,119     22,230      86,823      65,708
-------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                              707        801       2,484       2,327
  Service charges on deposit accounts                          3,343      2,530       9,384       7,271
  Commissions on investment products                           1,336      1,498       5,249       4,668
  Other service charges, commissions and fees                  2,490      2,050       6,065       5,217
  Other operating income                                          (4)       102          (8)        104
  Investment security gain, net                                  216      2,688       1,359       2,559
-------------------------------------------------------------------------------------------------------
Total other income                                             8,088      9,669      24,533      22,146
-------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                              12,020      9,879      36,411      30,321
  Occupancy expense, net                                       1,781      1,464       6,179       4,554
  Equipment and furniture expense                              1,714      1,518       5,569       4,416
  Amortization of intangible assets                            1,597      1,541       4,641       4,542
  Legal and professional fees                                    845        745       2,380       2,063
  Data processing expenses                                     1,813      1,340       5,234       3,815
  Acquisition and unusual expenses                                 0        631         700       6,117
  Other                                                        3,299      3,263      10,683       9,223
-------------------------------------------------------------------------------------------------------
Total other expenses                                          23,069     20,381      71,797      65,051
-------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item             15,138     11,518      39,559      22,803
Income taxes                                                   4,087      2,416      10,681       5,842
Income before extraordinary item                              11,051      9,102      28,878      16,961
Extraordinary loss on early retirement of long
  term borrowings, net of tax benefit of $1,077                    0      2,659           0       2,659
-------------------------------------------------------------------------------------------------------
NET INCOME                                                  $ 11,051    $ 6,443   $  28,878    $ 14,302
=======================================================================================================
Earnings per share - Basic                                  $   0.85    $  0.56   $    2.23    $   1.25
=======================================================================================================
Earnings per share - Diluted                                $   0.84    $  0.55   $    2.19    $   1.23
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements. (1) The consolidated statements of income for the three months ended March 31 and June 30, 2002 and the six months ended June 30, 2002 were restated for the adoption of SFAS 147.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Nine Months Ended September 30, 2002
(In Thousands, Except Share Data)

                                                                                             Accumulated  Shares Issued
                                               Common Stock                                     Other     Under Employee
                                                  Shares                         Undivided  Comprehensive   Stock Plan
                                               Outstanding   Amount    Surplus    Profits      Income       -Unearned    Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    12,902,812   $12,903   $77,710   $ 170,472      $ 7,281       ($386)   $ 267,980

Net income                                                                          28,878                                28,878

Other comprehensive income, net of tax                                                           36,447                   36,447

Dividends declared:
  Common, $.83 per share                                                           (10,746)                              (10,746)

Common stock issued under employee stock plan       59,737        60     1,277                                  265        1,602
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                   12,962,549   $12,963   $78,987   $ 188,604      $43,728       ($121)   $ 324,161
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2002        2001
-----------------------------------------------------------------------------------
Other comprehensive income, before tax:
  Change in minimum pension liability adjustment               $  4,919    $      0
  Unrealized gain on securities:
     Unrealized holding gains arising during period              57,212      32,018
     Reclassification adjustment for (gains) losses included
       in net income                                             (1,359)     (2,559)
-----------------------------------------------------------------------------------
Other comprehensive income, before tax                           60,772      29,459
Income tax expense related to other comprehensive income        (24,325)    (11,791)
-----------------------------------------------------------------------------------
Other comprehensive income, net of tax                           36,447      17,668

Net income                                                       28,878      14,302
-----------------------------------------------------------------------------------

Comprehensive income                                           $ 65,325    $ 31,970
===================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands)

                                                                 Nine Months Ended
                                                                    September 30,
------------------------------------------------------------------------------------
                                                                 2002        2001
------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                  $  28,878    $  14,302
  Adjustments to reconcile net income to net cash provided
   by operating activities
     Depreciation                                                 4,868        3,661
     Amortization of intangible assets                            4,641        4,542
     Net amortization of security premiums and discounts          3,081        1,528
     Amortization of discount of loans                              (81)        (160)
     Amortization of unearned compensation and discount on
      junior subordinated debentures                                340           95
     Provision for loan losses                                    7,180        4,320
     Provision for deferred taxes                                 4,594          589
     Gain on sale of investment securities                       (1,359)      (2,559)
     Loss (gain) on sale of loans and other assets                    7          (97)
     Change in interest receivable                                 (587)       1,160
     Change in other assets and other liabilities                (9,416)       3,127
------------------------------------------------------------------------------------
  Net cash provided by operating activities                      42,146       30,508
------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                   75,782      139,414
  Proceeds from maturities of held-to-maturity
   investment securities                                          3,862        4,978
  Proceeds from maturities of available-for-sale
   investment securities                                        129,790      169,072
  Purchases of held-to-maturity investment securities            (3,498)      (3,480)
  Purchases of available-for-sale investment securities        (360,491)    (354,823)
  Net change in loans outstanding                               (53,483)       6,040
  Premium paid on acquisition of business                             0       (2,993)
  Cash received in acquisition                                        0        3,777
  Capital expenditures                                           (6,560)      (5,398)
------------------------------------------------------------------------------------
     Net cash used by investing activities                     (214,598)     (43,413)
------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and
   savings accounts                                              49,952       46,456
  Net change in certificates of deposit                         (44,187)       5,422
  Net change in federal funds purchased                          (2,700)      (7,630)
  Net change in borrowings                                      175,500      (62,950)
  Proceeds from issuance of redeemable preferred securities           0       47,967
  Issuance of common stock                                        1,064          703
  Cash dividends paid                                           (10,469)      (7,856)
  Other financing activities                                        (84)         (84)
------------------------------------------------------------------------------------
     Net cash provided by financing activities                  169,076       22,027
------------------------------------------------------------------------------------
Change in cash and cash equivalents                              (3,376)       9,122
  Cash and cash equivalents at beginning of year                106,554       76,456
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 103,178    $  85,579
====================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                        $  60,163    $  77,345
Cash paid for income taxes                                    $   4,927    $   6,142
====================================================================================
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Dividends declared and unpaid                                 $   3,759    $   3,124
Gross change in unrealized gains and (losses) on
 available-for-sale securities                                $  55,853    ($ 29,459)
Change in minimum pension liability adjustment                ($  4,919)   $       0
Bank acquisition:
  Fair value of assets acquired                               $       0    $ 123,948
  Liabilities assumed                                         $       0    $  98,720
  Common stock issued, including treasury stock
   of $0 and $17,006                                          $       0    $  25,228
====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  Community Bank System, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                               September 30, 2002

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 147 (SFAS 147), "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under previous SFAS, goodwill arising from branch acquisitions was classified as an "unidentifiable intangible asset" and subject to regular amortization. SFAS 147 changes the accounting for goodwill arising from branch acquisitions and allows the Company to cease amortization on this goodwill and subject it to an annual impairment test. In accordance with the provisions of SFAS 147, the Company has adopted this Statement retroactive to January 1, 2002, with the impact of restatement on previously issued Form 10Q's as of March 31, 2002 and June 30, 2002 contained below.

                                                     Three Months   Three Months   Six Months
                                                     Ended March     Ended June    Ended June
($000s except for earnings-per-share amounts)          31, 2002      30, 2002       30, 2002
                                                     ----------------------------------------
Net income as previously reported                    $    7,438     $    8,179     $   15,617
Plus:  branch goodwill amortization, net of tax           1,122          1,090          2,211
                                                     ----------------------------------------
Net income as restated                               $    8,560     $    9,269     $   17,828

Basic EPS as previously reported                     $     0.57     $     0.63     $     1.21
Diluted EPS as previously reported                   $     0.57     $     0.62     $     1.19

Basic EPS as restated                                $     0.66     $     0.71     $     1.38
Diluted EPS as restated                              $     0.65     $     0.70     $     1.36

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

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, including long-term customer relationships of a financial institution, such as core deposit intangibles. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. Effective January 1, 2002, the Company adopted this pronouncement, which had no impact on the financial condition or results of operations for the quarter and nine months ended September 30, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is not anticipating that this pronouncement will have a significant impact on the financial condition or results of its operations.

See Notes A and D for discussion of recent accounting pronouncements regarding goodwill and intangible assets.

Note C  -- Earnings Per Share

Basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting sanctioned by the FASB. This calculation determines approximately how many more common shares would be outstanding if all in-the-money (average market price is greater than the exercise price) vested and unvested options outstanding were exercised and the proceeds were used to repurchase common shares in the open market at the average price for the applicable time period. The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2002 and 2001.

                                                                                            Per Share
(In thousands except per share data)                               Income       Shares        Amount
----------------------------------------------------------------------------------------------------
Quarter ended September 30, 2002      Net income                   $11,051
                                      Basic EPS                     11,051       12,985        $0.85
                                      Effect of dilutive
                                      securities:
                                        Stock options                               187
                                                                   --------------------
                                      Diluted EPS                  $11,051       13,172        $0.84
====================================================================================================
Quarter ended September 30, 2001      Net income                    $6,443
                                      Basic EPS                      6,443       11,591        $0.56
                                      Effect of dilutive
                                      securities:
                                        Stock options                               145
                                                                   --------------------
                                      Diluted EPS                   $6,443       11,736        $0.55
====================================================================================================
Nine months ended September 30, 2002  Net income                   $28,878
                                      Basic EPS                     28,878       12,966        $2.23
                                      Effect of dilutive
                                      securities:
                                        Stock options                               191
                                                                   --------------------
                                      Diluted EPS                  $28,878       13,157        $2.19
====================================================================================================
Nine months ended September 30, 2001  Net income                   $14,302
                                      Basic EPS                     14,302       11,483        $1.25
                                      Effect of dilutive
                                      securities:
                                        Stock options                               154
                                                                   --------------------
                                      Diluted EPS                  $14,302       11,637        $1.23
====================================================================================================

Note D  -- Intangible Assets

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The statement requires that the Company subject goodwill and other intangible assets to an annual impairment analysis to assess the need to write down the balances and recognize an impairment loss. In addition, amortization of goodwill is no longer being recorded in accordance with this statement. Core deposit intangibles, net and other intangibles, net (primarily branch goodwill related to branch acquisitions) will continue to be amortized. The adoption of this pronouncement resulted in a reduction in amortization expense of $325,000 and $975,000 for the quarter and nine months ended September 30, 2002, respectively.

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Acquisitions of Banking and Thrift Institutions", which addresses financial accounting and reporting for certain intangibles associated with branch acquisitions. This statement removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9. It reclassifies as goodwill certain "unidentified intangible assets" associated with the Company's branch acquisitions dating as far back as 1994. Financial statements are retroactively restated to January 1, 2002 to remove amortization recorded on Other Intangible Assets. Previously, these intangible assets were subject to being regularly amortized. As discussed above, under FASB 142, goodwill is not required to be amortized, but as an asset, is periodically reviewed for impairment. The adoption of this pronouncement resulted in a reduction in amortization expense of approximately $1.5 million and $4.5 million for the quarter and nine months ended September 30, 2002, respectively.

The proforma disclosures on net income and earnings per share of SFAS No. 142 and SFAS No. 147 for the quarter and nine months ended September 30, 2002 and 2001 are as follows:

($000s except for
earnings-per-share amounts)              Quarter Ended         Nine Months Ended
                                         September 30,            September 30,
                                  ------------------------------------------------
                                      2002         2001        2002        2001
                                  ------------------------------------------------
Reported net income               $   11,051   $    6,443  $   28,878   $   14,302
Add back: Goodwill amortization                       660                    1,931
                                  ------------------------------------------------
Adjusted net income               $   11,051   $    7,103  $   28,878   $   16,233
                                  ================================================

Basic earnings per share:
Reported net income               $     0.85   $     0.56  $     2.23   $     1.25
Add back: Goodwill amortization                      0.05                     0.16
                                  ------------------------------------------------
Adjusted net income               $     0.85   $     0.61  $     2.23   $     1.41
                                  ================================================

Diluted earnings per share:
Reported net income               $     0.84   $     0.55  $     2.19   $     1.23
Add back: Goodwill amortization                      0.06                     0.16
                                  ------------------------------------------------
Adjusted net income               $     0.84   $     0.61  $     2.19   $     1.39
                                  ================================================

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                   As of September 30, 2002                As of December 31, 2001
                                         --------------------------------------------------------------------------------
                                              Gross                        Net        Gross                        Net
($000s)                                      Carrying    Accumulated    Carrying     Carrying    Accumulated    Carrying
                                              Amount     Amortization    Amount       Amount     Amortization    Amount
                                         --------------------------------------------------------------------------------
Amortized intangible assets:
  Core deposit intangibles                     $47,218     ($15,137)      $32,081      $47,218     ($10,496)      $36,722
                                         --------------------------------------------------------------------------------
     Total amortized intangible assets          47,218      (15,137)       32,081       47,218      (10,496)       36,722
Unamortized intangible assets:
  Goodwill                                     122,001      (18,373)      103,628      123,993      (18,373)      105,620
                                         --------------------------------------------------------------------------------
     Total intangible assets, net             $169,219     ($33,510)     $135,709     $171,211     ($28,869)     $142,342
                                         ================================================================================

The decrease of $1,992 in the gross carrying value of goodwill pertains to the FleetBoston acquisition, specifically an adjustment to fair value of the Bank premises and equipment and reflecting deferred taxes on the allowance for loan losses and conversion costs. The Company completed its goodwill impairment analysis during 2002, and no adjustment was necessary.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31, is as follows:

      2003         $4,970
      2004          4,753
      2005          4,079
      2006          3,406
      2007          3,406

Part 1. Financial Information

Item 1. Financial Statements

The information required by rule 10.01 of Regulation S-X is presented on the previous pages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the discussion is to present material changes in Community Bank System, Inc.'s financial condition and results of operations during the three and nine months ended September 30, 2002 which are not otherwise apparent from the consolidated financial statements included in these reports. When used in this report, the term "CBSI" or "CBU" means Community Bank System, Inc. and its subsidiaries on a consolidated basis, unless indicated otherwise. Financial performance comparisons to peer bank holding companies are based on data through June 30, 2002 as provided by the Federal Reserve System; the peer group is comprised of 73 bank holding companies having $3 to $10 billion in assets.

                           COMMUNITY BANK SYSTEM, INC.
                              SUMMARY OF OPERATIONS
                        EARNINGS AND BALANCE SHEET RECAP
                   3RD QUARTER 2002 AND FULL YEAR COMPARISONS

                                                                ----------------------------------------------------------------
000's Omitted                                                                            Three Months Ended
          ----------------------------------------------------------------------------------------------------------------------
  Line                                                                    Sep 30,           Sep 30,          Change       Change
   No.                                                                     2002              2001            Amount      Percent
          ----------------------------------------------------------------------------------------------------------------------
          Earnings
          ------------------------------------------------------
    1     Net interest income                                              $32,397           $23,809          $8,588        36.1%
    2     Loan loss provision                                                2,278             1,579             699        44.3%
    3     Net interest income after provision for loan losses               30,119            22,230           7,889        35.5%

   4a     Financial services other income                                    3,689             3,688              1          0.0%
   4b     Banking services other income                                      4,183             3,293             890        27.0%
   4c     Investment security gain (loss) & debt extinguishment                216                29             187       644.8%
   4d     Total other income                                                 8,088             7,010           1,078        15.4%

   5a     Financial services other expenses                                  2,500             2,560             (60)        -2.3%
   5b     Banking services other expenses                                   18,972            15,649           3,323        21.2%
   5c     Intangible amortization                                            1,597             1,541              56         3.6%
   5d     Acquisition and unusual expense                                       0                631            (631)        0.0%
   5e     Total other expenses                                              23,069            20,381           2,688        13.2%

    6     Income before taxes                                               15,138             8,859           6,279        70.9%

    7     Income tax                                                         4,087             2,416           1,671        69.2%

   8a     Net income                                                       $11,051            $6,443          $4,608        71.5%
   8b     Net income - Operating                                           $11,051            $6,801          $4,250        62.5%
   8c     Net income - Cash                                                $12,021            $7,451          $4,570        61.3%
   8d     Net income - Cash Operating                                      $12,021            $7,809          $4,212        53.9%

   9a     Basic earnings per share                                           $0.85             $0.56           $0.29        51.8%
   9b     Diluted earnings per share                                         $0.84             $0.55           $0.29        52.7%
   9c     Diluted earnings per share-Operating                               $0.84             $0.58           $0.26        44.8%
   9d     Diluted earnings per share-Cash                                    $0.91             $0.63           $0.28        44.4%
   9e     Diluted earnings per share-Cash Operating                          $0.91             $0.67           $0.24        35.8%
          ------------------------------------------------------================================================================
          Balances At Period End
          ------------------------------------------------------

   10     Loans                                                         $1,779,440        $1,564,806        $214,634        13.7%

   11     Investments & other interest bearing accounts                  1,284,695         1,011,354         273,341        27.0%
            (excluding market value adjustment)

   12     Earning assets                                                 3,064,135         2,576,160         487,975        18.9%

   13     Loan loss reserve                                                 24,080            21,083           2,997        14.2%

  14a     Core deposit intangibles,net                                      32,081             9,039          23,042       254.9%
  14b     Goodwill & other intangibles, net                                103,628            57,957          45,671        78.8%
  14c     Total intangible assets, net                                     135,709            66,996          68,713       102.6%

   15     Total assets                                                   3,468,592         2,844,350         624,242        21.9%

   16     Deposits                                                       2,551,735         2,088,106         463,629        22.2%

  17a     FHLB borrowings                                                  450,600           379,200          71,400        18.8%
  17b     Trust preferred borrowings                                        77,361            77,805            (444)       -0.6%
  17c     Total borrowings                                                 527,961           457,005          70,956        15.5%

   18     Total shareholders' equity                                       324,161           250,686          73,475        29.3%

   19     Assets under management                                       $1,267,289        $1,237,554         $29.735         2.4%
                                                                ================================================================

                                                                ----------------------------------------------------------------
000's Omitted                                                                           Nine Months Ended
          ----------------------------------------------------------------------------------------------------------------------
  Line    Six Months Ended June 30, 2002 Restated for SFAS 147           Sep 30,           Sep 30,          Change       Change
   No.                                                                    2002              2001            Amount       Percent
          ----------------------------------------------------------------------------------------------------------------------
          Earnings
          ------------------------------------------------------
    1     Net interest income                                              $94,003           $70,028         $23,975        34.2%
    2     Loan loss provision                                                7,180             4,320           2,860        66.2%
    3     Net interest income after provision for loan losses               86,823            65,708          21,115        32.1%

   4a     Financial services other income                                   10,881             9,672           1,209        12.5%
   4b     Banking services other income                                     12,293             9,915           2,378        24.0%
   4c     Investment security gain (loss) & debt extinguishment              1,359              (100)          1,459     -1459.0%
   4d     Total other income                                                24,533            19,487           5,046        25.9%

   5a     Financial services other expenses                                  7,870             7,492             378         5.0%
   5b     Banking services other expenses                                   58,586            46,900          11,686        24.9%
   5c     Intangible amortization                                            4,641             4,542              99         2.2%
   5d     Acquisition and unusual expense                                      700             6,117          (5,417)      -88.6%
   5e     Total other expenses                                              71,797            65,051           6,746        10.4%

    6     Income before taxes                                               39,559            20,144          19,415        96.4%

    7     Income tax                                                        10,681             5,842           4,839        82.8%

   8a     Net income                                                       $28,878           $14,302         $14,576       101.9%
   8b     Net income - Operating                                           $29,303           $18,000         $11,303        62.8%
   8c     Net income - Cash                                                $31,697           $17,247         $14,450        83.8%
   8d     Net income - Cash Operating                                      $32,122           $20,945         $11,177        53.4%

   9a     Basic earnings per share                                           $2.23             $1.25           $0.98        78.4%
   9b     Diluted earnings per share                                         $2.19             $1.23           $0.96        78.0%
   9c     Diluted earnings per share-Operating                               $2.23             $1.55           $0.68        43.9%
   9d     Diluted earnings per share-Cash                                    $2.41             $1.48           $0.93        62.8%
   9e     Diluted earnings per share-Cash Operating                          $2.44             $1.80           $0.64        35.6%
          ------------------------------------------------------================================================================
          Balances At Period End
          ------------------------------------------------------
   10     Loans                                                         $1,779,440        $1,564,806        $214,634        13.7%

   11     Investments & other interest bearing accounts                  1,284,695         1,011,354         273,341        27.0%
            (excluding market value adjustment)

   12     Earning assets                                                 3,064,135         2,576,160         487,975        18.9%

   13     Loan loss reserve                                                 24,080            21,083           2,997        14.2%

  14a     Core deposit intangibles,net                                      32,081             9,039          23,042       254.9%
  14b     Goodwill & other intangibles, net                                103,628            57,957          45,671        78.8%
  14c     Total intangible assets, net                                     135,709            66,996          68,713       102.6%

   15     Total assets                                                   3,468,592         2,844,350         624,242        21.9%

   16     Deposits                                                       2,551,735         2,088,106         463,629        22.2%

  17a     FHLB borrowings                                                  450,600           379,200          71,400        18.8%
  17b     Trust preferred borrowings                                        77,361            77,805            (444)       -0.6%
  17c     Total borrowings                                                 527,961           457,005          70,956        15.5%

   18     Total shareholders' equity                                       324,161           250,686          73,475        29.3%

   19     Assets under management                                       $1,267,289        $1,237,554         $29.735         2.4%
                                                                ================================================================

                                                                ----------------------------------------------------------------
000's Omitted                                                                          Three Months Ended
          ----------------------------------------------------------------------------------------------------------------------
  Line    Three Months Ended June 30, 2002 Restated for SFAS 147           Sep 30,           Jun 30,         Change       Change
   No.    ------------------------------------------------------            2002              2002           Amount      Percent
--------------------------------------------------------------------------------------------------------------------------------
          Earnings
          ------------------------------------------------------
    1     Net interest income                                              $32,397           $31,438            $959         3.1%
    2     Loan loss provision                                                2,278             3,385          (1,107)      -32.7%
    3     Net interest income after provision for loan losses               30,119            28,053           2,066         7.4%

   4a     Financial services other income                                    3,689             3,550             139         3.9%
   4b     Banking services other income                                      4,183             4,017             166         4.1%
   4c     Investment security gain (loss) & debt extinguishment                216             1,144            (928)      -81.1%
   4d     Total other income                                                 8,088             8,711            (623)       -7.2%

   5a     Financial services other expenses                                  2,500             2,645            (145)       -5.5%
   5b     Banking services other expenses                                   18,972            19,822            (850)       -4.3%
   5c     Intangible amortization                                            1,597             1,504              93         6.2%
   5d     Acquisition and unusual expense                                        0               108            (108)        0.0%
   5e     Total other expenses                                              23,069            24,079          (1,010)       -4.2%

    6     Income before taxes                                               15,138            12,685           2,453        19.3%

    7     Income tax                                                         4,087             3,416             671        19.6%

   8a     Net income                                                       $11,051            $9,269          $1,782        19.2%
   8b     Net income - Operating                                           $11,051            $9,335          $1,716        18.4%
   8c     Net income - Cash                                                $12,021           $10,182          $1,839        18.1%
   8d     Net income - Cash Operating                                      $12,021           $10,248          $1,773        17.3%

   9a     Basic earnings per share                                           $0.85             $0.71           $0.14        19.7%
   9b     Diluted earnings per share                                         $0.84             $0.70           $0.14        20.0%
   9c     Diluted earnings per share-Operating                               $0.84             $0.71           $0.13        18.3%
   9d     Diluted earnings per share-Cash                                    $0.91             $0.77           $0.14        18.2%
   9e     Diluted earnings per share-Cash Operating                          $0.91             $0.78           $0.13        16.7%

          ------------------------------------------------------================================================================
          Balances At Period End
          ------------------------------------------------------
   10     Loans                                                         $1,779,440        $1,751,184         $28,256         1.6%

   11     Investments & other interest bearing accounts                  1,284,695         1,281,724           2,971         0.2%
            (excluding market value adjustment)

   12     Earning assets                                                 3,064,135         3,032,908          31,227         1.0%

   13     Loan loss reserve                                                 24,080            23,883             197         0.8%

  14a     Core deposit intangibles,net                                      32,081            33,678          (1,597)       -4.7%
  14b     Goodwill & other intangibles, net                                103,628           102,602           1,026         1.0%
  14c     Total intangible assets, net                                     135,709           136,280            (571)       -0.4%

   15     Total assets                                                   3,468,592         3,408,893          59,699         1.8%

   16     Deposits                                                       2,551,735         2,513,261          38,474         1.5%

  17a     FHLB borrowings                                                  450,600           472,200         (21,600)       -4.6%
  17b     Trust preferred borrowings                                        77,361            77,347              14         0.0%
  17c     Total borrowings                                                 527,961           549,547         (21,586)       -3.9%

   18     Total shareholders' equity                                       324,161           298,529          25,632         8.6%

   19     Assets under management                                       $1,267,289        $1,370,346       ($103,057)       -7.5%
                                                                ================================================================

                                                                ----------------------------------------------------------------
000's Omitted                                                                          Three Months Ended
          ----------------------------------------------------------------------------------------------------------------------
  Line                                                                   Sep 30,           Sep 30,           Change       Change
   No.                                                                    2002              2001             Amount      Percent
          ----------------------------------------------------------------------------------------------------------------------
          Profitability
          ------------------------------------------------------
   20     Return on assets                                                  1.28%             0.90%             0.38        %pts.
  21a     Return on equity                                                 14.56%            10.73%             3.83        %pts.
  21b     Return on equity - operating                                     14.56%            11.33%             3.23        %pts.

   22     Tangible return on assets                                         1.39%             1.04%             0.35        %pts.
  23a     Tangible return on equity                                        15.84%            12.41%             3.43        %pts.
  23b     Tangible return on equity - operating                            15.84%            13.01%             2.83        %pts.

   24     Net interest margin (FTE)                                         4.61%             3.94%             0.67        %pts.

   25     Non interest income/operating income (FTE)                        18.2%             21.3%             (3.1)       %pts.
            (excluding net security gains & branch disposition)

   26     Efficiency ratio                                                  49.7%             55.6%             (5.9)       %pts.
            (excluding acquisition & unusual expenses
            & intangible amortization)
          ------------------------------------------------------================================================================
          Capital
          ------------------------------------------------------
   27     Tier I leverage ratio                                             6.87%             8.72%            (1.85)       %pts.
   28     Tangible equity / assets                                          5.65%             6.61%            (0.96)       %pts.

   29     Accumulated other comprehensive income                         $43,728           $23,633           $20,095        85.0%

   30     Diluted weighted average common shares outstanding              13,172            11,736             1,436        12.2%
   31     Period end common shares outstanding                            12,963            11,579             1,384        12.0%

   32     Cash dividends declared per common share                         $0.29             $0.27             $0.02         7.4%

   33     Common stock price                                              $29.63            $27.50             $2.13         7.7%
   34     Total return - last 12 months                                     11.8%             10.3%              1.5        %pts.

   35     Book value                                                      $25.01            $21.65             $3.36        15.5%
   36     Tangible book value                                             $14.54            $15.86            ($1.32)       -8.3%
          ------------------------------------------------------================================================================
          Asset Quality Ratios
          ------------------------------------------------------
   37     Loan loss reserve /                                               1.35%             1.35%             0.00        %pts.
          loans outstanding

   38     Nonperforming loans /                                             0.69%             0.54%             0.15        %pts.
          loans outstanding

   39     Loan loss reserve /                                                197%              247%              (50)       %pts.
          nonperforming loans

   40     Net charge-offs /                                                 0.47%             0.34%             0.13        %pts.
          average loans

   41     Loan loss provision /                                              110%              116%               (6)       %pts.
          net charge-offs

   42     Nonperforming assets /                                            0.75%             0.67%             0.08        %pts.
          loans outstanding + OREO
                                                                ================================================================

                                                                ----------------------------------------------------------------
000's Omitted                                                                           Nine Months Ended
          ----------------------------------------------------------------------------------------------------------------------
  Line    Six Months Ended June 30, 2002 Restated for SFAS 147           Sep 30,           Sep 30,           Change       Change
   No.                                                                    2002              2001             Amount      Percent
          ----------------------------------------------------------------------------------------------------------------------
          Profitability
          ------------------------------------------------------
   20     Return on assets                                                  1.15%             0.67%             0.48        %pts.
  21a     Return on equity                                                 13.50%             8.30%             5.20        %pts.
  21b     Return on equity - operating                                     13.70%            10.44%             3.26        %pts.

   22     Tangible return on assets                                         1.26%             0.81%             0.45        %pts.
  23a     Tangible return on equity                                        14.82%            10.01%             4.81        %pts.
  23b     Tangible return on equity - operating                            15.01%            12.15%             2.86        %pts.

   24     Net interest margin (FTE)                                         4.56%             3.88%             0.68        %pts.

   25     Non interest income/operating income (FTE)                        18.1%             20.6%             (2.5)       %pts.
            (excluding net security gains & branch disposition)

   26     Efficiency ratio                                                  52.9%             57.3%             (4.4)       %pts.
            (excluding acquisition & unusual expenses
            & intangible amortization)
          ------------------------------------------------------================================================================
          Capital
          ------------------------------------------------------
   27     Tier I leverage ratio                                             6.87%             8.72%            (1.85)       %pts.
   28     Tangible equity / assets                                          5.65%             6.61%            (0.96)       %pts.

   29     Accumulated other comprehensive income                         $43,728           $23,633           $20,095        85.0%

   30     Diluted weighted average common shares outstanding              13,157            11,637             1,520        13.1%
   31     Period end common shares outstanding                            12,963            11,579             1,384        12.0%

   32     Cash dividends declared per common share                         $0.83             $0.81             $0.02         2.5%

   33     Common stock price                                              $29.63            $27.50             $2.13         7.7%
   34     Total return - last 12 months                                     11.8%             10.3%              1.5        %pts.

   35     Book value                                                      $25.01            $21.65             $3.36        15.5%
   36     Tangible book value                                             $14.54            $15.86            ($1.32)       -8.3%
          ------------------------------------------------------================================================================
          Asset Quality Ratios
          ------------------------------------------------------
   37     Loan loss reserve /                                               1.35%             1.35%             0.00        %pts.
          loans outstanding

   38     Nonperforming loans /                                             0.69%             0.54%             0.15        %pts.
          loans outstanding

   39     Loan loss reserve /                                                197%              247%              (50)       %pts.
          nonperforming loans

   40     Net charge-offs /                                                 0.54%             0.35%             0.19        %pts.
          average loans

   41     Loan loss provision /                                              103%              106%               (3)       %pts.
          net charge-offs

   42     Nonperforming assets /                                            0.75%             0.67%             0.08        %pts.
          loans outstanding + OREO
                                                                ================================================================

                                                                ----------------------------------------------------------------
000's Omitted                                                                          Three Months Ended
          ----------------------------------------------------------------------------------------------------------------------
  Line    Three Months Ended June 30, 2002 Restated for SFAS 147         Sep 30,           Jun 30,            Change      Change
   No.                                                                    2002              2002              Amount     Percent
          ----------------------------------------------------------------------------------------------------------------------
          Profitability
          ------------------------------------------------------
   20     Return on assets                                                  1.28%             1.10%             0.18        %pts.
  21a     Return on equity                                                 14.56%            13.21%             1.35        %pts.
  21b     Return on equity - operating                                     14.56%            13.30%             1.26        %pts.

   22     Tangible return on assets                                         1.39%             1.20%             0.19        %pts.
  23a     Tangible return on equity                                        15.84%            14.51%             1.33        %pts.
  23b     Tangible return on equity - operating                            15.84%            14.61%             1.23        %pts.

   24     Net interest margin (FTE)                                         4.61%             4.54%             0.07        %pts.

   25     Non interest income/operating income (FTE)                        18.2%             17.9%              0.3        %pts.
            (excluding net security gains & branch disposition)

   26     Efficiency ratio                                                  49.7%             53.0%           (3.3)         %pts.
            (excluding acquisition & unusual expenses
            & intangible amortization)
          ------------------------------------------------------================================================================
          Capital
          ------------------------------------------------------
   27     Tier I leverage ratio                                             6.87%             6.66%             0.21        %pts.
   28     Tangible equity / assets                                          5.65%             4.96%             0.69        %pts.

   29     Accumulated other comprehensive income                         $43,728           $25,546           $18,182        71.2%

   30     Diluted weighted average common shares outstanding              13,172            13,194               (22)       -0.2%
   31     Period end common shares outstanding                            12,963            12,959                 4         0.0%

   32     Cash dividends declared per common share                         $0.29             $0.27             $0.02         7.4%

   33     Common stock price                                              $29.63            $32.25            ($2.62)       -8.1%
   34     Total return - last 12 months                                     11.8%             19.6%             (7.8)       %pts.

   35     Book value                                                      $25.01            $23.04             $1.97         8.6%
   36     Tangible book value                                             $14.54            $12.52             $2.02        16.1%
          ------------------------------------------------------================================================================
          Asset Quality Ratios
          ------------------------------------------------------
   37     Loan loss reserve /                                               1.35%             1.36%            (0.01)       %pts.
          loans outstanding

   38     Nonperforming loans /                                             0.69%             0.64%             0.05        %pts.
          loans outstanding

   39     Loan loss reserve /                                                197%              214%              (17)       %pts.
          nonperforming loans

   40     Net charge-offs /                                                 0.47%             0.81%            (0.34)       %pts.
          average loans

   41     Loan loss provision /                                              110%               96%               14        %pts.
          net charge-offs

   42     Nonperforming assets /                                            0.75%             0.74%             0.01        %pts.
          loans outstanding + OREO
                                                                ==================================================================

                                                                ----------------------------------------------------------------
000's Omitted                                                                          Three Months Ended
          ----------------------------------------------------------------------------------------------------------------------
  Line                                                                    Sep 30,           Sep 30,          Change       Change
   No.                                                                     2002              2001            Amount      Percent
          ------------------------------------------------------================================================================
          Asset Quality Components
          ------------------------------------------------------
   43     Nonaccruing loans                                                $10,928            $5,677          $5,251        92.5%
   44     90+ days delinquent                                                1,289             2,842          (1,553)      -54.6%
   45     Total nonperforming loans                                         12,217             8,519           3,698        43.4%

   46     Troubled debt restructurings                                          46                85             (39)      -45.9%
   47     Other real estate                                                  1,033             1,835            (802)      -43.7%
   48     Total nonperforming assets                                        13,296            10,439           2,857        27.4%

   49     Net charge-offs                                                   $2,080            $1,356            $724        53.4%
          ------------------------------------------------------================================================================
          Components of Net Interest Margin (FTE)
          ------------------------------------------------------

   50     Loan yield                                                          7.45%             8.30%          (0.85)       %pts.
   51     Investment yield                                                    6.58%             6.86%          (0.28)       %pts.

   52     Earning asset yield                                                 7.08%             7.73%          (0.65)       %pts.

   53     Interest bearing deposits rate                                      2.48%             4.06%          (1.58)       %pts.
   54     Borrowed funds rate - FHLB                                          3.87%             5.40%          (1.53)       %pts.
   55     Borrowed funds rate - Trust preferred & other                       7.47%             8.80%          (1.33)       %pts.

   56     Cost of all interest bearing funds                                  2.87%             4.45%          (1.58)       %pts.

   57     Cost of funds (includes DDA)                                        2.46%             3.85%          (1.39)       %pts.
   58     Cost of funds / earning assets                                      2.47%             3.79%          (1.32)       %pts.

   59     Net interest margin (FTE)                                           4.61%             3.94%           0.67        %pts.

   60     Full tax equivalent adjustment                                    $3,229            $1,935          $1,294        66.9%
          ------------------------------------------------------================================================================
          Average Balances for Period
          ------------------------------------------------------
   61     Loans                                                         $1,763,855        $1,567,842        $196,013        12.5%

   62     Investments & other interest bearing accounts                  1,302,928         1,025,375         277,553        27.1%
            (excluding market value adjustment)

   63     Earning assets                                                 3,066,783         2,593,217         473,566        18.3%

   64     Total assets                                                   3,438,076         2,835,584         602,492        21.2%

   65     Deposits                                                       2,542,233         2,076,447         465,786        22.4%

   66     FHLB borrowings                                                  468,563           413,518          55,045        13.3%
   67     Trust preferred & other borrowings                                77,632            66,502          11,130        16.7%
   68     Total borrowings                                                 546,195           480,020          66,175        13.8%

   69     Total shareholders' equity                                      $301,148          $238,159         $62,989        26.4%
                                                                ================================================================

                                                                ----------------------------------------------------------------
000's Omitted                                                                           Nine Months Ended
          ----------------------------------------------------------------------------------------------------------------------
  Line    Six Months Ended June 30, 2002 Restated for SFAS 147       Sep 30,           Sep 30,          Change         Change
   No.                                                                2002              2001            Amount         Percent
          ----------------------------------------------------------------------------------------------------------------------
          Asset Quality Components
          ------------------------------------------------------
   43     Nonaccruing loans                                                $10,928            $5,677          $5,251        92.5%
   44     90+ days delinquent                                                1,289             2,842          (1,553)      -54.6%
   45     Total nonperforming loans                                         12,217             8,519           3,698        43.4%

   46     Troubled debt restructurings                                          46                85             (39)      -45.9%
   47     Other real estate                                                  1,033             1,835            (802)      -43.7%
   48     Total nonperforming assets                                        13,296            10,439           2,857        27.4%

   49     Net charge-offs                                                   $7,001            $4,059          $2,942        72.5%
          ------------------------------------------------------================================================================
          Components of Net Interest Margin (FTE)
          ------------------------------------------------------

   50     Loan yield                                                          7.55%             8.57%          (1.02)       %pts.
   51     Investment yield                                                    6.72%             6.99%          (0.27)       %pts.

   52     Earning asset yield                                                 7.20%             7.94%          (0.74)       %pts.

   53     Interest bearing deposits rate                                      2.67%             4.35%          (1.68)       %pts.
   54     Borrowed funds rate - FHLB                                          4.14%             5.56%          (1.42)       %pts.
   55     Borrowed funds rate - Trust preferred & other                       7.48%             9.26%          (1.78)       %pts.

   56     Cost of all interest bearing funds                                  3.05%             4.69%          (1.64)       %pts.

   57     Cost of funds (includes DDA)                                        2.61%             4.09%          (1.48)       %pts.
   58     Cost of funds / earning assets                                      2.64%             4.06%          (1.42)       %pts.

   59     Net interest margin (FTE)                                           4.56%             3.88%           0.68        %pts.

   60     Full tax equivalent adjustment                                    $8,744            $5,265          $3,479        66.1%
          ------------------------------------------------------================================================================
          Average Balances for Period
          ------------------------------------------------------
   61     Loans                                                         $1,746,719        $1,558,611        $188,108        12.1%

   62     Investments & other interest bearing accounts                  1,266,375         1,032,650         233,725        22.6%
            (excluding market value adjustment)

   63     Earning assets                                                 3,013,094         2,591,261         421,833        16.3%

   64     Total assets                                                   3,371,805         2,837,812         533,993        18.8%

   65     Deposits                                                       2,544,079         2,068,995         475,084        23.0%

   66     FHLB borrowings                                                  420,895           459,404         (38,509)       -8.4%
   67     Trust preferred & other borrowings                                77,864            42,472          35,392        83.3%
   68     Total borrowings                                                 498,759           501,876          (3,117)       -0.6%

   69     Total shareholders' equity                                      $286,053          $230,465         $55,588        24.1%

                                                                ==================================================================

                                                                ----------------------------------------------------------------
000's Omitted                                                                          Three Months Ended
      --------------------------------------------------------------------------------------------------------------------------
Line  Three Months Ended June 30, 2002 Restated for SFAS 147               Sep 30,           Jun 30,         Change       Change
 No.                                                                        2002              2002           Amount      Percent
      --------------------------------------------------------------------------------------------------------------------------
      Asset Quality Components
      ----------------------------------------------------------
 43   Nonaccruing loans                                                    $10,928           $10,029            $899         9.0%
 44   90+ days delinquent                                                    1,289             1,141             148        13.0%
 45   Total nonperforming loans                                             12,217            11,170           1,047         9.4%

 46   Troubled debt restructurings                                              46                59             (13)      -22.0%
 47   Other real estate                                                      1,033             1,671            (638)      -38.2%
 48   Total nonperforming assets                                            13,296            12,900             396         3.1%

 49   Net charge-offs                                                       $2,080            $3,512         ($1,432)      -40.8%
      ----------------------------------------------------------================================================================
      Components of Net Interest Margin (FTE)
      ----------------------------------------------------------
 50   Loan yield                                                              7.45%             7.43%           0.02        %pts.
 51   Investment yield                                                        6.58%             6.78%          (0.20)       %pts.

 52   Earning asset yield                                                     7.08%             7.15%          (0.07)       %pts.

 53   Interest bearing deposits rate                                          2.48%             2.63%          (0.15)       %pts.
 54   Borrowed funds rate - FHLB                                              3.87%             4.03%          (0.16)       %pts.
 55   Borrowed funds rate - Trust preferred & other                           7.47%             7.37%           0.10        %pts.

 56   Cost of all interest bearing funds                                      2.87%             3.01%          (0.14)       %pts.

 57   Cost of funds (includes DDA)                                            2.46%             2.58%          (0.12)       %pts.
 58   Cost of funds / earning assets                                          2.47%             2.61%          (0.14)       %pts.

 59   Net interest margin (FTE)                                               4.61%             4.54%           0.07        %pts.

 60   Full tax equivalent adjustment                                        $3,229            $2,986            $243         8.1%
      ----------------------------------------------------------================================================================
      Average Balances for Period
      ----------------------------------------------------------
 61   Loans                                                             $1,763,855        $1,742,110         $21,745         1.2%

 62   Investments & other interest bearing accounts                      1,302,928         1,296,787           6,141         0.5%
        (excluding market value adjustment)

 63   Earning assets                                                     3,066,783         3,038,897          27,886         0.9%

 64   Total assets                                                       3,438,076         3,390,665          47,411         1.4%

 65   Deposits                                                           2,542,233         2,545,301          (3,068)       -0.1%

 66   FHLB borrowings                                                      468,563           449,235          19,328         4.3%
 67   Trust preferred & other borrowings                                    77,632            77,805            (173)       -0.2%
 68   Total borrowings                                                     546,195           527,040          19,155         3.6%

 69   Total shareholders' equity                                          $301,148          $281,436         $19,712         7.0%
                                                                ==================================================================

Results of Operations

Overview:

Third quarter 2002 net income was $11.1 million, up $4.6 million or 72% from the same period last year. There were no non-recurring acquisition and other costs this quarter versus $631,000 one year earlier. For the first nine months, net income was $28.9 million, up 101.9% over last year. Earnings per share (diluted) for the third quarter were $0.84, up 53% over the same 2001 period, while earnings per share (diluted) for the first nine months were $2.19, up 78%.

These results include the benefit of adopting SFAS 147, an accounting standard that eliminates the regular amortization of goodwill related to the Company's branch acquisitions. This adoption increased third quarter and year-to-date earnings per share by $0.07 and $0.21, respectively. Without this benefit, third quarter earnings per share would have risen 40% and nine-month results would have been up by 61%. The primary reasons for these substantial increases are better earning asset margins over cost of funds and the improved contribution of the Company's three 2001 acquisitions. Together, these transactions added $1.2 billion in assets and expanded the Company's branch network by 70% as of year-end 2001.

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which eliminated the requirement to regularly amortize approximately $19.8 million in goodwill related to certain of its acquisitions. Annual amortization expense was thus reduced by approximately $1.3 million; $.015 of the increase in earnings per share (diluted) this quarter and $0.045 for the first nine months reflects the impact of this adoption. The Company completed its goodwill impairment analysis during 2002, and no adjustment was necessary.

The primary reasons for improved third quarter earnings compared to the same period last year are a 36% increase in net interest income and a 15% rise in noninterest income. The resulting higher operating income more than offset a higher loan loss provision (reflective of a $724,000 or 53% increase in net charge-offs) and increased overhead resulting from the acquisition of the former FleetBoston branches in mid-November 2001. Year-to-date earnings were up versus the comparable period last year for primarily the same reasons.

Proforma:

Performance as measured by operating earnings, which exclude expenses and securities transactions related to acquisitions, is considered by some securities analysts to be a more accurate reflection of the underlying core earnings strength of a company. CBU's operating earnings per share (diluted) for the third quarter were $0.84, up 45% from the prior year's level of $0.58, while operating earnings per share (diluted) for the nine months were $2.23, up 44%. Excluding the benefit of adopting SFAS 147, third quarter operating earnings per share would have risen 33% to $0.77, and nine-month results would have been up by 30% to $2.02.

CBU has also historically reported its performance using another measure of earnings power--cash earnings. Now that SFAS 147 has been adopted, this metric has been redefined to exclude from earnings the expense of regularly amortizing core deposit intangibles (CDI). CDI represents the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Amortization of CDI is a non-cash expense, and adding it back (tax-adjusted) to reported earnings creates the cash earnings metric. Cash earnings are believed to be a better measure of a Company's ability to build capital, fund expansion, and pay shareholder dividends. CBU's cash operating earnings per share (diluted) for the third quarter were $0.91, up 36% from the prior year, while cash operating earnings per share (diluted) for the nine months were $2.44, also up 36%.

Net Interest Income

Net interest income for third quarter 2002 rose to $32.4 million, 36% over the same period last year. The improvement largely reflects improved margins and higher earning asset levels. In particular, the market served by the former FleetBoston branches contributed $172 million in commercial and consumer loans and $504 million in low-cost core deposits as of September 30. While net run-off of loans in that new market has approximated 3% since acquisition date, core deposits have risen over 5%. The quarter also benefited from a build-up of the investment portfolio earlier in the year and a $47 million increase in loans outstanding over the past nine months. The net interest margin was 4.61%, up 67 basis points from the year-earlier level of 3.94%. The margin's low point was in second quarter 2001 at 3.78%; it then widened for three consecutive quarters, and has essentially leveled off during the last two quarters.

o The rise in margin reflects a slower decrease in earning asset yields than in the cost of funds. Approximately 34% of earning assets reprice within one year. Of total interest-bearing liabilities, 55% are regularly repriced (maturing C.D.s, money market accounts, and certain borrowings) and another 25% are repriced periodically (interest checking and savings). Maturing certificates of deposit continued to reprice downward by 68 basis points on average during the quarter, slowing from the 91- and 212-basis-point pace of the second and first quarter 2002, consistent with lower financial market interest rates. The rate on total capital market borrowings was reduced by 15 basis points during the third quarter. The difference between the net interest spread of earning assets over liabilities and the net interest margin has narrowed over the last four quarters, primarily as a result of an increased proportion of interest-bearing liabilities.

o Earning assets were 19% higher than one year earlier, comprised of $215 million more in loans and $273 million more in securities. Over the last 90 days, earning assets rose $31 million; loans increased by $28 million while investments rose by $3 million. Growth in third quarter average assets of $602 million compared to one year earlier was largely funded by an increase in average retail and commercial deposits of $484 million, a planned decrease in more volatile public fund deposits of $18 million, and an increase in average borrowings of $66 million. Total borrowings as a percent of earning assets ended the quarter at 17% versus 12% at year-end, following the closing of the FleetBoston transaction, and 18% as of September 30, 2001.

o The $3 million increase in investment securities this quarter reflects partial reinvestment of proceeds from $52 million in securities sales during the second quarter, which generated $1.1 million in gains. Approximately $216,000 in gains was recognized in the third quarter on the sale of $9.7 million in corporate bonds whose credit outlook had fallen to the low end of policy guidelines. Investment portfolio purchases for the third quarter were $57 million, down sharply from $86 million in the second quarter and $199 million in the first. The purchases in the first and second quarter, which were funded by short-term borrowings, reflected attractive buying opportunities at that time both as to gross yield and as a spread over borrowings, and represented an earnings strategy intended to supplement the projected shortfall in loan growth compared to the Company's initial 2002 goals. Since that purchase strategy was implemented, gross yields on securities with the combination of maturity, market value exposure, and interest rate characteristics that fit our investment criteria have been diminishing.

o Third quarter net interest income exceeded the second quarter 2002 level by $959,000, primarily reflective of loans booked in the last 90 days and the investment securities adjustment noted above. An additional $336,000 in accrued income on a collateralized mortgage obligation was booked in the third quarter. Had this entry not occurred, the third quarter net interest margin would have been 4.57%, virtually the same as the 4.56% margin in the second quarter as adjusted for reversal of certain loan income and accretion of discount on a called investment security.

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

                                                                      Three Months Ended September 30,
                                                   ---------------------------------------------------------------------
(000's omitted except yields and rates)               2002                                2001
                                                   ---------------------------------------------------------------------
                                                                             Average                            Average
                                                     Average      Amount   Yield/Rate    Average    Amount    Yield/Rate
                                                     Balance   of Interest    Paid       Balance  of Interest    Paid
                                                   ---------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Federal funds sold                               $         0    $     0     0.00%    $   16,928   $   171     4.01%
  Time deposits in other banks                             839          1     0.47%           278         2     2.85%
  Taxable investment securities                        910,937     14,506     6.32%       784,524    13,348     6.75%
  Nontaxable investment securities                     391,152      7,108     7.21%       223,645     4,197     7.45%
  Loans (net of unearned discount)                   1,763,855     33,131     7.45%     1,567,842    32,808     8.30%
                                                   ----------------------              --------------------
     Total interest-earning assets                   3,066,783     54,746     7.08%     2,593,217    50,526     7.73%

Noninterest earning assets:
  Cash and due from banks                               99,251                             70,246
  Premises and equipment                                57,036                             43,714
  Other assets                                         195,759                            125,876
  Reserve for loan losses                              (23,900)                           (20,831)
  Net unrealized gains on available-for-sale
portfolio                                               43,147                             23,362
                                                   -----------                         ----------

     Total assets                                  $ 3,438,076                         $2,835,584
                                                   ===========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings deposits                                 $   968,345      2,843     1.16%    $  651,672     3,036     1.85%
  Time deposits                                      1,126,585     10,257     3.61%     1,078,799    14,653     5.39%
  Short-term borrowings                                173,954        830     1.89%        83,203       836     3.99%
  Long-term borrowings                                 372,241      5,190     5.53%       396,817     6,257     6.26%
                                                   ----------------------              --------------------
     Total interest-bearing liabilities              2,641,125     19,120     2.87%     2,210,491    24,782     4.45%

Noninterest bearing liabilities:
  Demand deposits                                      447,303                            345,976
  Other liabilities                                     48,500                             40,958
Shareholders' equity                                   301,148                            238,159
                                                   -----------                         ----------

     Total liabilities and shareholders' equity    $ 3,438,076                         $2,835,584
                                                   ===========                         ==========

Net interest earnings                                             $35,626                           $25,744
                                                                  =======                           =======
Net interest spread                                                           4.21%                             3.28%
Net interest margin on interest-earning assets                                4.61%                             3.94%

Federal tax exemption on nontaxable investment
  Securities and loans included in interest income                $ 3,229                           $ 1,935

The change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

The volume and rate components of interest income and interest expense for each underlying category are as follows:

-------------------------------------------------------------------------------
                                        3rd Quarter 2002 versus 3rd Quarter 2001
                                        Increase (Decrease) Due to Change in (1)
                                        ---------------------------------------
                                                                           Net
(000's omitted)                             Volume         Rate          Change
-------------------------------------------------------------------------------

Interest earned on:
  Federal funds sold                          ($86)         ($86)        ($171)

  Time deposits in other banks                   2            (3)           (1)

  Taxable investment securities              2,052          (894)        1,158

  Nontaxable investment securities           3,048          (137)        2,911

  Loans (net of unearned discount)           3,871        (3,548)          323

Total interest-earning assets (2)            8,697        (4,477)        4,220

Interest paid on:
  Savings deposits                           1,166        (1,359)         (193)

  Time deposits                                624        (5,020)       (4,396)

  Short-term borrowings                        589          (595)           (6)

  Long-term borrowings                        (372)         (695)       (1,067)

Total interest-bearing liabilities (2)       4,221        (9,883)       (5,662)

Net interest earnings (2)                  $ 5,115       $ 4,767       $ 9,882

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

Noninterest Income

The following table sets forth information for noninterest income by category for the periods indicated:

                                                         Three Months Ended September 30,              Nine Months Ended Sept. 30,
                                                  ---------------------------------------------------------------------------------
                                                              Change from 3Q '01 Change from 2Q '02
                                                              ------------------ ------------------                Change   Change
(000's omitted)                                     2002       Amount    Percent  Amount   Percent      2002       Amount   Percent
-----------------------------------------------------------------------------------------------------------------------------------
Personal trust                                    $   376        ($96)    -20.3%   ($64)     -14.5%     $1,330       ($78)     -5.5%
EBT/BPA                                             1,123          92       8.9%     28        2.6%      3,321        524      18.7%
Elias Asset Management                                627        (277)    -30.6%   (158)     -20.1%      2,190       (708)    -24.4%
CISI                                                  709         115      19.4%   (449)     -38.8%      3,059      1,289      72.8%
Insurance - CBNA                                      854         167      24.3%    782     1086.1%        981        182      22.8%
-----------------------------------------------------------------------------------------------------------------------------------
     Total financial services                       3,689           1       0.0%    139        3.9%     10,881      1,209      12.5%

Electronic banking                                    618         265      75.1%     72       13.2%      1,770        717      68.1%
Mortgage banking                                      (47)       (133)   -154.7%   (113)    -171.2%        138       (226)    -62.1%
Commercial leasing                                      1         (12)    -92.3%     (4)     -80.0%          9        (25)    -73.5%
Deposit service charges                             1,371         307      28.9%     39        2.9%      4,017        797      24.8%
Overdraft fees                                      1,736         426      32.5%    154        9.7%      4,750      1,109      30.5%
Commissions                                           510          60      13.3%     10        2.0%      1,624         25       1.6%
Miscellaneous revenue                                  (6)        (23)   -135.3%      8      -57.1%        (15)       (19)   -475.0%
-----------------------------------------------------------------------------------------------------------------------------------
     Total general banking services                 4,183         890      27.0%    166        4.1%     12,293      2,378      24.0%
-----------------------------------------------------------------------------------------------------------------------------------

     Total noninterest income excluding
       Investment security gain (loss), net
       and disposition of branch properties         7,872         891      12.8%    305        4.0%     23,174      3,587      18.3%

Investment security gain (loss), net                  216      (2,472)    -92.0%   (928)     -81.1%      1,359     (1,200)    -46.9%
Disposition of branch properties                        0           0       0.0%      0        0.0%          0          0       0.0%
-----------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                     $ 8,088     ($1,581)    -16.4%  ($623)      -7.2%   $ 24,533    $ 2,387      10.8%
===================================================================================================================================

Noninterest income as a percentage of operating
  income (excludes investment security gain
  (loss), net and other timing adjustments)          18.2%       -3.1%              0.3%                  18.1%      -2.5%

Third quarter financial services revenue at $3.7 million was unchanged compared to third quarter last year, but up $139,000 or 3.9% from the second quarter 2002 level.

o The primary source of improvement over the linked quarter and maintenance of the year ago level was receipt of the Company's annual dividend on its creditor life insurance program managed by a subsidiary of the New York Bankers Association. The dividend reached an all-time high of $750,000 compared to $617,000 one year earlier. Compared to third quarter 2001, growth in the creditor life dividend and in revenues from the Company's Benefit Plans Administrative Services (BPA) subsidiary (up 9% due to a steady rise in plan sponsors) and broker-dealer, Community Investment Services, Inc. (CISI, up 19%) equally offset reductions of 20% from personal trust and 31% at Elias Asset Management. The success of CISI reflects an expanded number of financial consultants and a significant increase in branch referrals to the consultants. Third quarter 2002 financial services revenue was above second quarter 2002 due to the record dividend. Significant third quarter declines at CISI, personal trust and Elias were mostly a result of unfavorable equity market conditions. CISI was also adversely affected by substantial reductions in the interest rates being offered on annuity products for which they act as agent.

o Financial services revenue comprised 47% of total recurring noninterest income for the quarter versus 53% one year earlier. The decrease was caused by increased overdraft and deposit service charge income from the former FleetBoston accounts acquired in mid-

      November 2001; in contrast, the financial services accounts held by the FleetBoston customers were not offered as part of the acquisition package.

o Assets under management were $1.267 billion as of quarter end, a 7.5% reduction from the June 30, 2002 level. This decrease reflects a double-digit reduction in assets under management at EAM, which historically has invested in large capitalization growth stocks, partially offset by lesser decreases in the Bank's personal trust department and broker-dealer, reflective of the more balanced nature of their portfolios. In contrast, strong new business generation at BPA resulted in an increase in assets under management of $11.7 million or 3.2%. Compared to September 30, 2001, assets under management are higher by $30 million or 2.4%, reflective of growth at BPA and personal trust, a very respectable figure when compared to many broad market indicators, including a 22% decline in the Standard & Poor's 500 equity market index.

General banking revenues were $4.2 million for the quarter, up 27% or $890,000 over the same period last year and up 4.1% or $166,000 from second quarter 2002.

o A primary reason for the improvement over prior year was the contribution of the acquired FleetBoston branches, largely in deposit service charges and overdraft fees. Bank-wide these items rose a combined 31% or $733,000 compared to third quarter 2001. While deposit service charges were up slightly over second quarter 2002, overdraft fees increased 9.7% or $154,000 due to an increase in the customer insufficient funds charge and higher volumes, which in part reflected a better collection rate.

o Electronic banking revenues climbed 75% or $265,000 in the quarter compared to one year earlier, mirroring the higher customer base due to 2001's acquisitions and greater product usage, and increased 13% or $72,000 over the second quarter 2002 level.

o Mortgage banking fees were slightly negative for the quarter because of a $115,000 write-down of mortgage servicing rights (approximately 21% of the value at June 30, 2002) due to accelerated mortgage prepayments caused by record refinancing. The rights are presently 0.39% of the $104 million serviced portfolio outstanding, which has been running down because of prepayments and the decision to suspend sale of secondary market-eligible production as of late fall last year. Fees from servicing mortgages previously sold on the secondary market are a relatively minor activity for the Company at this time.

The ratio of noninterest income to operating income (FTE) was 18.2% for third quarter 2002, down 3.1 percentage points from the same period last year. In part, the decreases reflect the unusually large 38% increase in net interest income (FTE) caused by higher earning assets and improved margins. In addition, the added revenues from cross selling financial services from the 2001 acquisitions have not yet been fully realized. The ratio rose a slight 0.3% from second quarter 2002 because of the annual receipt of the Company's creditor life insurance dividend. The Company remains committed to its long-standing objective of increasing noninterest income and its proportionate share of operating revenues.

The following table reconciles differences between the line of business noninterest income breakdown and regulatory reporting definitions as reflected on the Call Report.

                                                                 Nine Months Ended September 30, 2002
                                      --------------------------------------------------------------------------------------------
                                                                  Regulatory Reporting Categories
                                      --------------------------------------------------------------------------------------------
                                                                                      Other Service
                                         Fiduciary and  Service Charges  Commissions     Charges,     Other     Investment   Total
                                           Investment     on Deposit    on Investment  Commissions  Operating Security Gain  Other
(000's omitted)                             Services       Accounts       Products       and Fees     Income   (Loss), net  Income
----------------------------------------------------------------------------------------------------------------------------------
Personal trust                                $1,330                                                                        $1,330
EBT/BPA                                        1,154                                      2,167                              3,321
Elias Asset Management                                                      2,190                                            2,190
CISI                                                                        3,059                                            3,059
Insurance - CBNA                                                                            981                                981
----------------------------------------------------------------------------------------------------------------------------------
     Total financial services                  2,484             0          5,249         3,148         0            0      10,881

Electronic banking                                             617                        1,152                              1,769
Mortgage banking                                                                            132         6                      138
Commercial leasing                                                                            9                                  9
Deposit service charges                                      4,017                                                           4,017
Overdraft fees                                               4,750                                                           4,750
Commissions                                                                               1,624                              1,624
Miscellaneous revenue                                                                                 (14)                     (14)
----------------------------------------------------------------------------------------------------------------------------------
     Total general banking services                0         9,384              0         2,917        (8)           0      12,293

     Total noninterest income excluding
       Investment security gain (loss), net
       And disposition of branch
properties                                     2,484         9,384          5,249         6,065        (8)           0      23,174

Investment security gain (loss), net                                                                             1,359       1,359
----------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                 $2,484        $9,384         $5,249        $6,065       ($8)      $1,359     $24,533
==================================================================================================================================

Noninterest Expense

Third quarter noninterest expense of $23.1 million was $2.7 million or 13.2% higher than the equivalent 2001 period. Noninterest expense of $71.8 million for the nine months ending September 2002 was up $6.7 million or 10.4% compared to the previous year. Excluding acquisition and unusual expenses, third quarter noninterest expense was up $3.3 million or 16.8% versus the prior year. September year-to-date noninterest expense of $71.1 million excluding acquisition and unusual expenses was $12.2 million or 20.6% higher than the same period of 2001. The quarterly and year-to-date increases were primarily a result of the acquisition of the FleetBoston branches in mid-November of 2001. These increases must be placed in context with 19% growth in earning assets and 32% growth in operating income over the last four quarters.

The following table sets forth information for noninterest expenses by category for the periods indicated.

                                                Three Months Ended September 30,              Nine Months Ended Sept. 30,
                                      ------------------------------------------------------------------------------------
                                                 Change from 3Q '01     Change from 2Q '02
                                                 ------------------     ------------------             Change      Change
(000's omitted)                         2002     Amount     Percent     Amount    Percent     2002     Amount      Percent
--------------------------------------------------------------------------------------------------------------------------
Personnel expense                     $12,020    $2,141       21.7%     ($245)      -2.0%   $36,411     $6,090       20.1%

Net occupancy expense                   1,781       317       21.7%      (295)     -14.2%     6,179      1,625       35.7%

Equipment expense                       1,714       196       12.9%      (270)     -13.6%     5,569      1,153       26.1%

Legal and professional fees               845       100       13.4%       164       24.1%     2,380        317       15.4%

Data processing expense                 1,813       473       35.3%        70        4.0%     5,234      1,419       37.2%

Amortization of intangibles             1,597        56        3.6%        93        6.2%     4,641         99        2.2%

Stationary and supplies                   458       (43)      -8.6%      (152)     -24.9%     1,756        352       25.1%

Foreclosed property expense               111      (104)     -48.4%      (179)     -61.7%       730        (21)      -2.8%

Deposit insurance premiums                106         9        9.3%        (3)      -2.8%       336         81       31.8%

Other                                   2,624       174        7.1%       (85)      -3.1%     7,861      1,048       15.4%
-------------------------------------------------------------------------------------------------------------------------
     Total before one-time expenses    23,069     3,319       16.8%      (902)      -3.8%    71,097     12,163       20.6%

Acquisition and unusual expenses            0      (631)    -100.0%      (108)    -100.0%       700     (5,417)     -88.6%
-------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense        $23,069    $2,688       13.2%   ($1,010)      -4.2%   $71,797     $6,746       10.4%
=========================================================================================================================

Total operating expenses as
  a percentage of average assets         2.66%    -0.19%                -0.16%                 2.85%     -0.22%

Efficiency ratio                         49.7%     -5.9%                 -3.3%                 52.9%      -4.4%

Third quarter personnel expense was up $2.1 million or 21.7% from third quarter 2001 levels, accounting for 65% of the increase in noninterest expense excluding acquisition and unusual expenses. Total full-time equivalent staff at the end of September 2002 was 1,124, up 191 from the end of September 2001 as a result of the branches acquired from FleetBoston and the impact of the acquisition on selected back office and administrative staffing requirements. These staffing increases also caused year-to-date personnel expense to rise $6.1 million or 20.1% versus the prior year.

Third quarter non-personnel expense excluding acquisition and unusual expenses was $1.2 million or 11.9% higher than the prior year period. The increase was mostly attributable to data processing expenses, up $473,000 or 35.3%; occupancy expense, up $317,000 or 21.7%; and equipment expense, up $196,000 or 12.9%. Occupancy expenses were higher primarily as a result of the impact of the FleetBoston branches acquired. Increased data processing expenses were mainly due to higher Fiserv processing fees (the Company outsources its main-frame system), Federal Reserve Bank check processing expenses and data line charges, all reflective of greater processing volumes and communications costs of the acquired FleetBoston branches. The rise in third quarter equipment expenses was largely a result of higher depreciation due to the increased number of branches in 2002. Higher occupancy, data processing and equipment expenses were also the primary causes for the year-to-date non-personnel expense increase of $6.1 million or 21.2%, excluding acquisition and unusual expenses. Administrative expenses such as office supplies, postage and telephone charges also contributed to the higher expense level, again reflecting the additional number of branches and employees arising from the FleetBoston transaction.

Third quarter operating expenses excluding acquisition and unusual expenses were $902,000 or 3.8% below the level of second quarter 2002. Overhead in the banking segment of the Company in third quarter 2002 was $850,000 lower than it was in the prior 90 days. This reduction reflects seasonality, lower write-down of repossessed property, and favorable expense variances. Financial services overhead decreased from the second quarter level due to lower commission expense on reduced sales.

The Company's efficiency ratio, which excludes intangible amortization, net securities gains/losses, acquisition costs, and unusual income and expense items, was an historically low 49.7% for third quarter 2002, resulting in a 5.9-percentage-point improvement from the comparable 2001 quarter and a 3.3-percentage-point decrease from second quarter 2002.

o The year-over-year change reflects the full impact of combined $3.2 million in First Liberty cost savings implemented in mid-second quarter 2001 and the benefit of streamlining our operations functions by eliminating duplicate loan and deposit processing units in Canton and Olean, N.Y. The improvement over second quarter 2002 resulted from the expense reductions discussed above as well as the record annual dividend in the third quarter on the Company's creditor life insurance program.

o There were no acquisition and unusual expenses in the third quarter (by definition, they are excluded from the efficiency ratio calculation). For the first nine months, these one-time costs totaled $700,000 in contrast to $6.1 million for the same period last year.

Income Taxes

The effective income tax rate was 27.0% for the third quarter and 27.0% for the nine months ending September 30, 2002, 0.3 and 2.0 percentage points below the prior year periods, respectively. These reductions were due to a higher percentage of income being derived from tax-exempt securities and other tax planning strategies.

Financial Condition

Cash and Investments

Cash and investments were $1.460 billion at the end of the third quarter, an increase of $205 million or 16.4% from the balances at December 31, 2001. Average cash and investments of $1.445 billion for the third quarter were up $242 million or 20.1% from the fourth quarter of 2001 and $343 million or 31.1% from third quarter 2001 levels. The investment portfolio was increased in 2002, especially earlier in the year, to take advantage of attractive buying opportunities in terms of gross yield and spread over borrowings, and to offset some of the projected shortfall in loan growth resulting from soft economic conditions in many of our primary markets.

                                                                  September 30, 2002                    December 31, 2001
                                                             Amortized       Estimated Fair       Amortized        Estimated Fair
(000's omitted)                                                 Cost              Value              Cost               Value
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Amount     Mix %    Amount   Mix %   Amount     Mix %    Amount     Mix %
                                                          ------     -----    ------   -----   ------     -----    ------     -----
Held to Maturity Portfolio
Obligations of states and political subdivisions        $    7,476   100%  $    7,869  100%   $    7,608   100%   $    7,832   100%

Available for Sale Portfolio
U.S. treasury securities and agency obligations            382,953    30%     412,067   31%      192,111    17%      203,501    18%
Obligations of states and political subdivisions           405,522    32%     429,409   32%      282,110    25%      277,593    24%
Corporate securities                                        33,092     3%      36,619    3%       43,392     4%       44,399     4%
Collateralized mortgage obligations                        273,628    21%     284,837   21%      400,100    36%      403,780    35%
Mortgage-backed securities                                 149,497    12%     154,983   11%      173,978    15%      179,786    16%
FHLB stock and other equity securities                      25,821     2%      25,821    2%       25,863     2%       25,863     2%
Federal Reserve Bank common stock                            5,652     0%       5,652    0%        5,652     1%        5,652     1%
----------------------------------------------------------------------------------------------------------------------------------
  Total available for sale investments                   1,276,165   100%  $1,349,388  100%    1,123,206   100%   $1,140,574   100%

Net unrealized gain on available for sale investments       73,222                                17,368
                                                        ----------                            ----------

GRAND TOTAL CARRYING VALUE                              $1,356,863                            $1,148,182
                                                        ==========                            ==========

The mix of securities in the investment portfolio was altered during the first nine months of 2002 as part of an overall investment strategy to further protect net interest income in a falling rate environment. CMOs and corporate bonds were sold, and U.S. agency and municipal securities were purchased. The net unrealized gain on the investment portfolio has grown by $55.9 million through September 30, 2002 due to market price appreciation caused by declining interest rates. See further discussion of the investment purchases in the "Net Interest Income" section above.

Loans

Loans ended the third quarter at $1.779 billion, up $215 million or 13.7% from September 30, 2001. The improvement reflects the contribution of the acquired FleetBoston branch loans as well as consumer loan growth largely in the Company's long-standing markets. Compared to December 31, 2001, total loans have increased by $47 million, reflecting an $8 million contraction in the first quarter followed by growth in the second and third quarters of $27 million and $28 million, respectively, or a combined 3.2% over the last six months. Excluding the impact of acquisitions, this quarter's increase was the largest since second quarter 2000.

o Business lending decreased $2 million during the last 90 days following a $7 million drop in the second quarter and a $6 million drop in the first. With the exception of acquisitions, commercial loan growth has been relatively flat for the last two years, reflective of reduced business activity in our markets due to economic softness, the desire to maintain credit quality, and use of commercial lenders in evaluating and integrating acquisitions versus developing new business. Though commercial loan production in the overall New York franchise remains off, outstandings have been climbing slightly in the Northeastern Pennsylvania market (the Bank's First Liberty subsidiary) over the last six months. Business loan outstandings at quarter end were $629 million (35% of total loans outstanding).

o Consumer direct loans increased slightly over $1 million in the third quarter following an over $9 million climb during the second quarter. This growth, compared to a $19 million decrease in first quarter 2002, reflects the impact of the Company's spring marketing program to homeowners, which included promotional rates on home equity loans and direct installment loans. Run-off in the portfolio due to regular repayments was stemmed in the New York markets but was relatively unchanged in the First Liberty market. Consumer direct loans ended the quarter at $388 million (22% of total loans outstanding).

o Consumer indirect loans, largely borrowing originated in automobile dealer showrooms, rose $11 million during the third quarter following increases of $15 million and $5 million in the second and first quarters, respectively. Both the New York and Pennsylvania markets contributed growth, and new originating dealers have also been added. Overall, used vehicles constitute 75% of CBU's indirect automobile loans outstanding. Indirect loans at quarter end were $280 million (16% of total loans outstanding).

o Consumer mortgages rose $17 million over the last 90 days, the greatest increase this year after rising $9 million in the second quarter and $12 million in the first. This rise reflects the Company's spring homeowner marketing campaign, the most favorable refinancing environment seen in decades, and the Company's strategy for the last nine months to book secondary-market-eligible loans in portfolio, made possible because of the increase in core deposit funding from the FleetBoston branch acquisition. Over the last twelve months, consumer mortgages have increased $39 million or 9% to $482 million (27% of total loans outstanding).

The amounts of the Company's loans outstanding (net of deferred loan fees or costs) at the dates indicated are shown in the following table according to type of loan:

---------------------------------------------------------------------------------------
                                             As of September 30,
                                             ------------------------------------------
                                                                       Change   Change
(000's omitted)                                 2002         2001      Amount   Percent
---------------------------------------------------------------------------------------
Real estate mortgages:
  Residential                               $  737,858   $  599,079   $ 138,779    23.2%
  Commercial loans secured by real estate      271,354      263,130       8,224     3.1%
  Farm                                          22,034       21,507         527     2.5%
---------------------------------------------------------------------------------------
     Total                                   1,031,246      883,716     147,530    16.7%

Commercial, financial, and agricultural:
  Commercial and financial                     255,859      236,205      19,654     8.3%
  Agricultural                                  26,650       25,829         821     3.2%
---------------------------------------------------------------------------------------
     Total                                     282,509      262,034      20,475     7.8%

Installment loans to individuals               434,683      386,863      47,820    12.4%
Other loans                                     31,139       32,442      (1,303)   -4.0%
---------------------------------------------------------------------------------------

Gross loans                                  1,779,577    1,565,055     214,522    13.7%
Less:  unearned discount                           137          249        (112)  -45.0%
---------------------------------------------------------------------------------------
     Net loans                               1,779,440    1,564,806     214,634    13.7%
     Allowance for loan losses                  24,080       21,083       2,997    14.2%
---------------------------------------------------------------------------------------
Loans, net of allowance for loan losses     $1,755,360   $1,543,723   $ 211,637    13.7%
=======================================================================================

The following table reconciles the differences between the line of business loan breakdown reflected in the narrative of this report as compared to regulatory reporting definitions reflected on the Call Report.

-----------------------------------------------------------------------------------------
                                        Line of Business as of September 30, 2002
                                  -------------------------------------------------------
                                   Consumer   Consumer   Consumer   Business      Total
(000's omitted)                     Direct    Indirect  Mortgages   Lending       Loans
-----------------------------------------------------------------------------------------
Regulatory Reporting Categories:

Loans secured by real estate:
  Residential                      $225,414   $      0   $479,979   $ 32,465   $  737,858
  Commercial                             46          0      2,032    269,276      271,354
  Farm                                   33                     0     22,001       22,034
Agricultural loans                      356                     0     26,294       26,650
Commercial loans                     14,041                     0    241,818      255,859
Installment loans to individuals    145,861    280,345        105      8,372      434,683
Other loans                           2,258                     0     28,881       31,139
-----------------------------------------------------------------------------------------
     Total loans                    388,009    280,345    482,116    629,107    1,779,577
     Unearned discount                  137          0          0          0          137
-----------------------------------------------------------------------------------------
     Net loans                     $387,872   $280,345   $482,116   $629,107   $1,779,440
=========================================================================================

Asset Quality

Asset quality as of September 30, 2002 reflects increased nonaccruing loans from one year ago, largely isolated to three commercial loans added during first and second quarter 2002, and a higher number of real estate mortgages added gradually throughout the period. Overall, nonperforming loans (including 90-day delinquencies) have risen $3.7 million or 43% over the last 12 months, and $1.0 million or 9% in the last 90 days. As a percent of loans outstanding, nonperforming loans were 0.69% at quarter end compared to 0.54% one year earlier and 0.64% at June 30, 2002.

Net charge-offs for the third quarter were $2.1 million compared to $1.4 million one year ago; they were down significantly from $3.5 million in second quarter 2002. For the last 12 months, quarterly net charge-offs have averaged $2.4 million compared to $1.6 million for the preceding 12-month period.

o The primary reason for the overall increase in charge-offs is the impact of the softening economy on certain of our commercial borrowers, including two aforementioned larger customers in the second quarter of this year. Until the economy begins to strengthen, it is difficult to estimate whether the current 12-month run-rate for commercial net charge-offs of $1.3 million per quarter will move closer to its average of the prior 12-month period of about $500,000 per quarter.

o Consumer installment net charge-offs have averaged $1.0 million per quarter since September 30, 2001, virtually unchanged from the preceding 12-month period. Consumer mortgage charge-offs continue to be historically de minimus. The upturn in real estate nonperformers noted above may be a reflection of overall weaker economic conditions.

o Total net charge-offs for the first nine months of the year were $7.0 million, up $2.9 million or 73%, reflecting higher commercial loan write-offs as discussed above.

o All net charge-off ratios stated below are on annualized basis. As a percent of average loans outstanding, net charge-offs for the third quarter were 0.47%, well within the range of the trailing four quarters of 0.33% - 0.81%. Consistent with the recently higher level of net charge-offs, the average quarterly rate for the last 12 months at 0.56% exceeded that for the preceding 12-month period of 0.41%. Year-to-date, net charge-offs have averaged 0.54% of outstandings versus 0.35% in 2001. The sole cause of the increase was commercial net charge-offs; as a percent of related outstandings for the first nine months of this year, they averaged 0.78% versus 0.17% for the comparable 2001 period. In contrast, consumer installment loans have averaged 0.89% this year, an improvement over 1.00% for full year 2001. Mortgage and home equity net charge-offs have been negligible.

Regular bottom-up review of the asset quality of the portfolio is completed each quarter. Specific loan loss allocations for certain identified commercial customers are considered and revised as necessary, and charge-offs are taken against these reserves before being applied against the general reserve. General allocations against non-criticized commercial loans and the consumer product lines are reviewed and recalculated quarterly based on historical loss experience, performance trends, and various quantifiable judgement factors. As a result of this process, a required loan loss reserve of $24.1 million was determined as of September 30, 2002, resulting in a $2.3 million loan loss provision compared to $1.6 million in third quarter 2001 and $3.4 million in second quarter 2002. This provision represented 110% of net charge-offs, bringing year-to-date coverage to 103%, down slightly from 106% last year at this time.

As noted above, nonperforming loans (loans 90 days past due and non-accruing) were 0.69% as a percent of loans outstanding at quarter end versus 0.54% one year earlier. Though higher than a year ago, the level of this ratio compared favorably with the peer bank median at June 30, 2002, which was 0.95% versus the Company's ratio of 0.64% at that time. Peer bank coverage of the reserve over nonperformers, a general comparative measure of reserve adequacy, was 202% as of the same date, less than the Company's coverage ratio of 214%. The Company's coverage ratio decreased slightly during the third quarter to 197%, for which no comparable peer data is yet available.

Delinquent loans (30 days through nonaccruing) as a percent of total outstandings increased a slight three basis points during the last 90 days to 1.80%. This compares to 1.96% one year ago, after which the ratio steadily fell for three consecutive quarters.

The following table presents information concerning the aggregate amount of nonperforming assets:

------------------------------------------------------------------------------------------------
                                                                    As of September 30,
                                                         ---------------------------------------
                                                                                Change   Change
(000's omitted)                                            2002       2001      Amount   Percent
------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                $10,928    $ 5,677    $ 5,251      92.5%

Accruing loans which are contractually past due 90
  days or more as to principal or interest payments        1,289      2,842     (1,553)    -54.6%
------------------------------------------------------------------------------------------------

     Total nonperforming loans                            12,217      8,519      3,698      43.4%

Restructured loans                                            46         85        (39)    -45.9%

Other real estate                                          1,033      1,835       (802)    -43.7%
------------------------------------------------------------------------------------------------

     Total non performing assets                         $13,296    $10,439    $ 2,857      27.4%
================================================================================================

Ratio of allowance for loan losses to period-end loans      1.35%      1.35%      0.00%

Ratio of allowance for loan losses to period-end
  nonperforming loans                                      197.1%     247.5%     -50.4%

Ratio of allowance for loan losses to period-end
  nonperforming assets                                     181.1%     202.0%     -20.9%

Ratio of nonperforming loans to period-end loans            0.69%      0.54%      0.15%

Ratio of nonperforming assets to period-end total
  loans and other real estate                               0.75%      0.67%      0.08%

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

                                                  Three Months Ended September 30,             Nine Months Ended September 30,
                                          -----------------------------------------------------------------------------------------
                                                                      Change   Change                              Change    Change
(000's omitted)                               2002         2001       Amount   Percent     2002         2001       Amount   Percent
-----------------------------------------------------------------------------------------------------------------------------------
Amount of loans outstanding at
end of period                              $1,779,440   $1,564,806   $214,634    13.7%  $1,779,440   $1,564,806   $214,634    13.7%
----------------------------------------------------------------------------------------------------------------------------------

Daily average amount of loans
(net of unearned discount)                  1,763,855    1,567,842    196,013    12.5%   1,746,719    1,558,611    188,108    12.1%
----------------------------------------------------------------------------------------------------------------------------------

Balance of allowance for loan
losses at beginning of period                  23,883       20,860      3,023    14.5%      23,901       20,035      3,866    19.3%

Loans charged off:
  Commercial, financial, and agricultural         864          128        736   575.0%       4,021        1,015      3,006   296.2%
  Real estate                                      84           21         63   300.0%          84          117        (33)  -28.2%
  Installment                                   1,642        1,612         31     1.9%       4,654        4,443        211     4.7%
----------------------------------------------------------------------------------------------------------------------------------
     Total loans charged off                    2,590        1,761        830    47.1%       8,759        5,575      3,184    57.1%

Recoveries of loan previously charged off:
  Commercial, financial and agricultural           53           27         26    96.3%         248          259        (11)   -4.2%
  Real estate                                      11            4          7   175.0%         117           55         62   112.7%
  Installment                                     446          374         72    19.3%       1,393        1,202        191    15.9%
----------------------------------------------------------------------------------------------------------------------------------
     Total recoveries                             510          405        105    25.9%       1,758        1,516        242    16.0%
----------------------------------------------------------------------------------------------------------------------------------

Net loans charged off                           2,080        1,356        725    53.5%       7,001        4,059      2,942    72.5%

Provision for loan losses                       2,278        1,579        699    44.3%       7,180        4,320      2,860    66.2%

Reserve on acquired loans (1)                       0            0          0     0.0%           0          787       (787) -100.0%
----------------------------------------------------------------------------------------------------------------------------------

Balance of allowance for loan losses
at end of period                           $   24,080   $   21,083   $  2,997    14.2%  $   24,080   $   21,083   $  2,997    14.2%
==================================================================================================================================

Ratio of net charge-offs to average
loans outstanding                                0.47%        0.34%      0.13%                0.54%        0.35%      0.19%

(1) This reserve addition is attributable to loans purchased from Citizens National Bank of Malone.

Deposits

Total deposits at September 30, 2002 were $2.552 billion, $6 million or 0.2% above the balance at year-end 2001. Third quarter average total deposits of $2.542 billion remained essentially flat with the average for the second quarter of 2002.

                                      September     December     Change  Change
(000's omitted)                       30, 2002      31, 2001     Amount  Percent
-------------------------------------------------------------------------------
Noninterest-bearing demand deposits   $  450,131   $  447,544     $2,587    0.6%
Interest-bearing demand deposits         256,976      259,141     (2,165)  -0.8%
Regular savings deposits                 412,070      378,065     34,005    9.0%
Money market deposits                    306,901      291,375     15,526    5.3%
Time deposits                          1,125,657    1,169,845    (44,188)  -3.8%
-------------------------------------------------------------------------------
  Total deposits                      $2,551,735   $2,545,970     $5,765    0.2%
===============================================================================

IPC deposits                          $2,390,578   $2,394,395    ($3,817)  -0.2%
Public fund deposits                     161,157      151,575      9,582    6.3%
-------------------------------------------------------------------------------
  Total deposits                      $2,551,735   $2,545,970     $5,765    0.2%
===============================================================================

Increases in checking, savings and money market account balances over the past nine months have neutralized run-off of time deposit balances. This shift in customer account balances may be reflective of lower yield spreads between CD and other interest bearing accounts, less willingness of consumers to be locked into rates for longer terms given the low interest rate environment and its expected duration, and less attention to managing down checking account balances due to low opportunity cost.

Borrowings

At the end of the third quarter, borrowings and federal funds purchased of $451 million were $173 million or 62% higher than they were at the end of 2001. Short-term borrowings increased by $201 million, long-term borrowings decreased by $25 million and federal funds purchased were reduced by $3 million. The additional borrowing was primarily used to fund the growth of the investment portfolio in order to take advantage of favorable interest rate spreads caused by the steep Treasury yield curve.

Other Assets and Liabilities

Other assets and liabilities had a net liability balance of $27.309 million at the end of the second quarter versus a net liability position of $12.806 million at December 31, 2001. The change was mainly attributable to an increase in deferred taxes related to the market value adjustment and assorted timing differences.

Shareholders' Equity

Total shareholders' equity equaled $324.2 million at the end of the third quarter, $56.2 million higher than the balance at December 31, 2001. This increase consisted of $1.6 million from shares issued under the employee stock plan, an after-tax market value adjustment of $33.4 million, an after-tax minimum pension liability adjustment of $3.0 million and net income of $28.9 million, offset by dividends declared of $10.7 million.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of additional deposits, borrowings and available lines of credit are in place.

CBU's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the relationship within 30 days between liquid assets and short-term liabilities which are vulnerable to nonreplacement; and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of September 30, 2002, this ratio was 17.2% and 17.7%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank. Including this latter capacity, the 30 and 90-day ratios are 24.9% and 25.4%, respectively. The Company considers liquidity adequate to meet its operating needs for the foreseeable future.

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

The foregoing list of important factors is not all-inclusive. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, price, or credit risk. The Company has a de minimus amount of credit risk in its portfolio because of its long-standing policy of purchasing low credit risk investments. Consequently, the primary market risk exposure of the organization is interest rate risk. The composition of the portfolio continues to heavily favor U.S. agency debentures, U.S agency mortgage-backed pass throughs, U.S agency CMO's, and AAA rated insured municipal bonds. As of September 30, 2002, these four security types (excluding Federal Home Loan Bank stock and Federal Reserve Bank stock) accounted for over 95% of total portfolio investments.

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

The following reflects the Company's one-year net interest income sensitivity based on approximate asset and liability levels on September 30, 2002, assuming no growth in the balance sheet, and assuming a 200 basis point instantaneous upward rate shock in the prime rate, federal funds rate and the entire Treasury yield curve and a similar 100 basis point instantaneous downward rate shock.

                                   Regulatory Model

       Rate Change                Net Interest Income                  Net Interest Income
     In Basis Points     Dollar Change During First 12 Months    Percent Change from Flat Rates
     ------------------------------------------------------------------------------------------
         +200 bp                    $979,000                                  0.8%
         -100 bp                    ($1.8 million)                           (1.4%)

Given the steepness in slope of the Treasury yield curve as of September 30, 2002, a second group of simulations was performed based on what the Company believes to be conservative levels of balance sheet growth. These levels include no growth in the Company's securities portfolio and low single digit loan growth. Under this set of assumptions, were the slope of the yield curve to change, holding short rates constant while flattening long-term rates over the next 12 months, the net interest margin is projected to narrow modestly (simulation B). If short term rates were to increase 200 basis points over the next 12 months (holding long-term rates constant), margins are also projected to narrow (simulation A).

                                Management Model

              Rate Change                       Net Interest Income                   Net Interest Income
            In Basis Points             Dollar Change During First 12 Months     Percent Change from Flat Rates
     ----------------------------------------------------------------------------------------------------------
     A) Increasing Short Term Rates                 ($3.1 million)                           (2.4%)
     B) Reducing Longer Term Rates                  ($2.2 million)                           (1.7%)

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

      b)    Exhibits required by the Sarbanes-Oxley Act of 2002

            (99.1) Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of the Sarbanes-Oxley Act of 2002.

            (99.2) Certification of David G. Wallace, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

      c)    Reports on Form 8-K:

            Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: November 14, 2002
                                                           /s/ Sanford A. Belden
                                             -----------------------------------
                                                Sanford A. Belden, President and
                                                         Chief Executive Officer


Date: November 14, 2002                                     /s/ David G. Wallace
                                             -----------------------------------
                                                 David G. Wallace, Treasurer and
                                                         Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Sanford A. Belden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bank System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ Sanford A. Belden
                                         -------------------------------------
                                         Sanford A. Belden,
                                         President and Chief Executive Officer
                                         November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, David G. Wallace, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bank System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ David G. Wallace
                                         --------------------------------------
                                         David G. Wallace,
                                         Treasurer and Chief Financial Officer
                                         November 14, 2002