Form 10-K
period 2002-12-31
COMMUNITY BANK SYSTEM INC
filed 2003-03-24
CIK 723188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 0-11716

                           [LOGO]
                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

                             New York Stock Exchange
                   (Name of Each Exchange on Which Registered)

         Delaware                                                16-1213679
(State or other jurisdiction                                  (I.R.S.Employer
     of incorporation)                                       Identification No.)

5790 Widewaters Parkway, DeWitt, New York                        13214-1883
(Address of principal executive offices)                         (Zip Code)

                                 (315) 445-2282
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, No Par

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during all the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 28, 2002, determined using the closing price per share on that date of $32.25, as reported on the New York Stock Exchange was $380,747,918.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              13,017,035 shares of Common Stock, no par value, were
                         outstanding on March 17, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

      Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 28, 2003 (the "Proxy Statement") is incorporated by reference in Part III of this Annual Report on Form 10-K.


                                               TABLE OF CONTENTS

PART I                                                                                                    Page
Item    1.   Business ..................................................................................    3
Item    2.   Properties ................................................................................   10
Item    3.   Legal Proceedings .........................................................................   10
Item    4.   Submission of Matters to a Vote of Security Holders .......................................   10
Item   4A.   Executive Officers of the Registrant ......................................................   11

PART II

Item    5.   Market for Registrant's Common Stock and Related Shareholders Matters .....................   12
Item    6.   Selected Financial Data ...................................................................   12
Item 7-7A.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations and Quantitative and Qualitative Disclosures about Market Risk ...............   15
Item    8.   Financial Statements and Supplementary Data:
               Community Bank System, Inc. and Subsidiaries:
                 Consolidated Statements of Condition ..................................................   42
                 Consolidated Statements of Income .....................................................   43
                 Consolidated Statements of Changes in Shareholders' Equity ............................   44
                 Consolidated Statements of Cash Flows .................................................   45
                 Notes to Consolidated Financial Statements ............................................   46
                 Report of Independent Accountants .....................................................   66
             Two Year Selected Quarterly Data ..........................................................   67

Item    9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......   67

PART III

Item   10.   Directors and Executive Officers of the Registrant ........................................   68
Item   11.   Executive Compensation ....................................................................   68
Item   12.   Security Ownership of Certain Beneficial Owners and Management ............................   68
Item   13.   Certain Relationships and Related Transactions ............................................   68
Item   14.   Controls and Procedures ...................................................................   68

PART IV

Item   15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................   69
Signatures .............................................................................................   71
Certifications .........................................................................................   72

                                     Part I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank Services, Inc. and Subsidiaries. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set forth herein under the caption "Forward-Looking Statements."

Item 1.  Business

GENERAL

Community Bank System, Inc. ("Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214 and its telephone number is
(315) 445-2282. The Company maintains a website at communitybankna.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company's website free of charge as soon as reasonably practicable following the filing of those reports with the Securities and Exchange Commission.

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

On March 26, 1990, Community Bank opened the Corning Market Street branch from the Company's acquisition of deposits and certain assets from Key Bank of Central New York. On January 1, 1992, the Company's five banking affiliates consolidated into a single, wholly-owned national banking subsidiary, known as Community Bank, N.A. ("CBNA" or "Bank"). On March 31, 1993, the Bank's marketing representative office in Ottawa, Canada was closed. On June 3, 1994, the Company acquired three branch offices in Canandaigua, Corning and Wellsville, New York from the Resolution Trust Corporation. At that time, the pre-existing Canandaigua branch office loans and deposits were transferred to the new facility. On October 28, 1994, the Company acquired the Cato, New York branch of The Chase Manhattan Bank, N.A. On July 14, 1995, the Company acquired 15 branch offices from The Chase Manhattan Bank, N.A. located in Norwich, Watertown (two), Boonville, New Hartford, Utica, Skaneateles, Geneva, Pulaski, Seneca Falls, Hammondsport, Canton, Newark (two), and Penn Yan, New York ("Chase Branches"). As required under that agreement, the Company sold three of the former Chase Branches, located in Norwich, New Hartford, and Utica, to NBT Bank, N.A. on December 15, 1995. On June 16, 1997 the Company acquired from Key Bank of New York eight branches located in Alfred, Cassadaga, Clymer, Cuba, Gowanda, Ripley, Sherman, and Wellsville in Southwestern New York State. On July 18, 1997 the Company acquired from Fleet Bank 12 branches located in Old Forge, Boonville, Ogdensburg, St. Regis Falls, Gateway Plaza, Watertown (2), Clayton, Lowville, Massena (2), and Gouverneur in Northern and Central New York State. Eight of the former Fleet offices or existing Bank offices in Watertown (2), Boonville, Ogdensburg (2), Gouverneur, and Massena (2) have since been combined. On January 26, 2001, the Company purchased the Citizens National Bank of Malone, with its offices in Brushton, Chateaugay, Hermon, and Malone (2) now being administered from the Bank's Northern Market operations and management center in Canton, NY. On May 11, 2001, the Company purchased First Liberty Bank Corp. First Liberty had 13 branches based in the Scranton/Wilkes Barre area of Northeastern Pennsylvania. These branches are now identified in the marketplace as "First Liberty Bank & Trust, a division of Community Bank, N.A." On November 16, 2001, the Company purchased 36 branches located in the Finger Lakes and Western New York Regions from FleetBoston Financial. These branches now operate as Community Bank, N.A. offices; five have since been closed or combined with other Bank branches.

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

On July 8, 1996, the Company acquired Benefit Plans Administrators (BPA) of Utica, NY. The subsidiary was renamed Benefit Plans Administrative Services, Inc., continuing as a pension administration and consulting firm serving sponsors of defined benefit and defined contribution plans located in 27 states and the Commonwealth of Puerto Rico.

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

On April 3, 2000, the Company acquired Elias Asset Management, Inc. (EAM), of Williamsville, NY, an asset management firm with clients located in New England, New York, Ohio and Florida. As of December 31, 2002, EAM had $405 million in assets under management for individuals, corporate pension and profit sharing plans, and foundations.

On May 11, 2001, the Company formed First Liberty Service Corp. (FLSC). FLSC provides banking-related services to the Pennsylvania branches of the Bank.

On July 16, 2001, the Company formed a subsidiary business trust, Community Capital Trust II, for the purpose of issuing preferred securities, which qualify as Tier 1 capital. Concurrent with its formation, the trust issued $25,000,000 of pooled floating-rate preferred securities (priced at 6 month LIBOR plus 3.75%) in an exempt offering maturing in year 2031 and guaranteed by the Company. The entire net proceeds to the trust from the offering were invested in junior subordinated obligations of the Company. On July 31, 2001, the Company formed a subsidiary business trust, Community Statutory Trust III, for the purpose of issuing preferred securities, which qualify as Tier 1 capital. Concurrent with its formation, the trust issued $24,450,000 of pooled floating-rate preferred securities (priced at 3 month LIBOR plus 3.58%) in an exempt offering maturing in year 2031 and guaranteed by the Company. The entire net proceeds to the trust from the offering were invested in junior subordinated obligations of the Company.

The Company provides banking services through 112 customer facilities in the twenty-two counties of New York State - Allegany, Lewis, Cattaraugus, Seneca, St. Lawrence, Yates, Franklin, Steuben, Chemung, Schuyler, Jefferson, Chautauqua, Tioga, Livingston, Ontario, Wayne, Herkimer, Oswego, Cayuga, Oneida, Erie and Onondoga and in two counties in Northern Pennsylvannia - Lackawanna and Luzerne. Financial services are provided through four other customer facilities. The corporate office is located at 5790 Widewaters Parkway, DeWitt, New York, in Onondaga County.

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

Other Services. The Bank offers a range of other financial services including pension administration and consulting; asset management for individuals, corporate pension and profit sharing plans, and foundations; personal trust services, including living, testamentary and charitable trusts, estate settlement services, conservatorships and investment management services; and various financial and insurance products including mutual funds, annuities, long-term health care and other selected insurance products. The Bank also offers safe deposit boxes, travelers checks, money orders, wire transfers, collections, foreign exchange, ACH (Automated Clearing House) direct deposit, internet and telephone banking, money market investment sweep products, drive-in facilities, automatic teller machines (ATMs), and twenty-four hour depositories.

Competition

The Company, through the Bank, competes in three distinct banking markets in New York State: the Northern Market, East Market and West Market. The Bank also competes in one distinct banking market in Pennsylvania. The Bank considers its market areas in these regions to be the counties in which it has banking facilities. Major competitors in these markets primarily include local branches of banks based in Boston, Massachusetts; Albany or Buffalo, New York; and Cleveland, Ohio, as well as local independent banking and thrift institutions and federal credit unions. Other competitors for deposits and loans within the Bank's market areas include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers. Lastly, personal and corporate trust and investment counseling services in competition with the Bank are offered by insurance companies, investment counseling firms, other financial service firms, and individuals.

New York State Markets

o Northern Market. The Northern Market is located in Northern New York State. The Bank operates 31 customer facilities competing for loans and deposits in the six-county market area of Lewis, St. Lawrence, Franklin, Jefferson, Herkimer, and Oneida Counties in Northern New York State. Within this market area, the Bank maintains a market share (1) of 10%, among commercial banks, credit unions, savings and loan associations and savings banks. However, in its four-county primary market area (Lewis, St. Lawrence, Franklin, and Jefferson), the Bank has a 21.2% share. The Bank is ranked either first or second in market share in 21 of the 24 towns where these offices are located.

o East Market. The East Market is located primarily in the Finger Lakes Region and Corning area of New York State. The Bank operates 35 customer facilities competing for loans and deposits in the twelve-county market area of Yates, Seneca, Steuben, Tioga, Schuyler, Chemung, Livingston, Ontario, Wayne, Oswego, Cayuga, and Onondaga Counties. Within this market area, the Bank maintains a market share (1) of approximately 4.7%, among commercial banks, credit unions, savings and loan associations and savings banks. However, the Bank's primary market within this region is Yates County, where the Bank has a 36.3% share. The Bank is ranked either first or second in market share in 18 of the 30 towns where these offices are located.

o West Market. The West Market is located primarily in the Southern Tier Region of New York State. The Bank operates 33 customer facilities competing for loans and deposits in the four-county market area of Allegany, Cattaraugus, Chautauqua, and Erie Counties in the Southern Tier of New York State. Within this area, the Bank maintains a market share (1) of approximately 3.3%, among commercial banks, credit unions, savings and loan associations and savings banks. However, in its primary market area, which excludes Erie County, the Bank has a 24.0% share. The Bank is ranked either first or second in market share in 23 of the 27 towns where these offices are located.

Pennsylvania Market. The Pennsylvania Market is located in Northeastern Pennsylvania. The Bank operates 13 customer facilities competing for loans and deposits in the two-county market area of Lackawanna and Luzerne Counties. Within this market area, the Bank maintains a market share (1) of approximately 5.7%, among commercial banks, credit unions, savings and loan associations and savings banks. The Bank is ranked either first or second in market share in 4 of the 10 towns where these offices are located.

The table below summarizes the Bank's deposits and market share by the twenty-four counties in which it has customer facilities. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

-----------------------------------------------------------------------------------------------------------------
                                                                                   Number of
                                                            -----------------------------------------------------
                                                                                                      Towns Where
                                       CBNA                                                              CBNA
                                     Deposits                                                         Has 1st or
                     Banking        6/30/2001      Market                                             2nd Market
    County           Market         (000's)(1)      Share     Facilities     ATM's        Towns        Position
-------------------------------- -------------------------- -----------------------------------------------------
Allegany          West               $174,732       51.1%        10            8            9             9
Lewis             Northern             82,604       40.5          4            1            3             3
Cattaraugus       West                271,915       36.6         10            7            8             7
Yates             East                 83,472       36.3          3            2            2             2
Seneca            East                 86,783       28.0          4            3            4             3
St. Lawrence      Northern            309,907       25.8         14            8           11            10
Franklin          Northern             87,506       18.7          5            3            4             4
Jefferson         Northern            149,412       13.7          5            5            4             2
Lackawanna        PA                  473,858       13.1         11           13            8             4
Steuben           East                165,572       12.7         10            6            8             5
Tioga             East                 41,929       12.2          2            2            2             1
Schuyler          East                 13,756       11.8          1            1            1             0
Chautauqua        West                165,071       11.8         12            9            9             6
Chemung           East                 13,333       11.5          1            1            1             0
Livingston        East                 49,096        8.2          3            3            3             2
Ontario           East                 80,950        7.4          4            4            3             1
Wayne             East                 49,863        5.8          2            1            1             0
Herkimer          Northern             27,599        5.1          1            1            1             1
Oswego            East                 46,445        4.1          2            2            2             2
Cayuga            East                 27,314        3.4          2            1            2             2
Oneida            Northern             56,197        1.6          2            1            1             1
Luzerne           PA                   21,296        0.4          2            2            2             0
Erie              West                 28,815        0.2          1            0            1             1
Onondaga          East                  9,561        0.2          1            1            1             0
-------------------------------- ------------------------- -----------------------------------------------------
    24              Total          $2,516,986        5.1%       112           85           91            66
=================================================================================================================

(1) Deposit market share data as of June 30, 2001, the most recent information available, calculated by Sheshunoff Information Services, Inc. Includes all branches acquired from Citizens National Bank of Malone, First Liberty Bank Corp. and FleetBoston during 2001.

Employees

As of December 31, 2002, the Company employed 1,120 full-time equivalent employees, 1,019 providing banking services and 101 providing financial services. At year-end 2001, there were 1,115 full-time equivalent employees, 1,016 providing banking services and 99 providing financial services. The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

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

Bank Holding Company Supervision

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company's activities and those of its subsidiary have historically been limited to the business of banking and activities closely related or incidental to banking. On March 12, 2000, however, the Gramm-Leachy-Bliley Act took effect, relaxing the previous limitations and permitting bank holding companies to engage in a broader range of financial activities (see "Financial Services Modernization Act" section for details).

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

The Riegal-Neal Interstate Banking and Efficiency Act of 1994 provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies are eliminated. The law also permits interstate branching by banks. The Company believes that the effect of the law has been to increase competition within the markets where the Company operates, although the Company cannot quantify the effect to which competition has increased in such markets or the timing of such increases.

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

Limits on Dividends and Other Revenue Sources

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank, the Bank must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2002, the Bank had $34.4 million in undivided profits legally available for the payment of dividends.

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

Capital Requirements

The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 2002 were 12.07% and 13.32%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier I capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I leverage ratio as of December 31, 2002 was 7.05%, which exceeded its regulatory requirement of 4.00%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Company is subject to the same OCC capital requirements as those that apply to the Bank.

Federal Deposit Insurance Corporation Improvement Act of 1991

In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provided for, among other things, (i) a recapitalization of the Bank Insurance Fund (the "BIF") of the FDIC by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;
(vi) additional grounds for the appointment of a conservator or receiver; (vii) a requirement that the FDIC use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks;
(ix) consumer protection provisions including a Truth-in-Savings Act; (x) a requirement that the FDIC establish a risk-based deposit insurance assessment system; (xi) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements; and
(xii) certain additional limits on deposit insurance coverage.

FDICIA requires federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered "well capitalized" or "adequately capitalized" under Federal Reserve Board regulations:

                                      Well Capitalized    Adequately Capitalized
                                      ----------------    ----------------------
   Total Risk-Based Capital Ratio ....      10%                    8%
   Tier I Risk-Based Capital Ratio ...       6%                    4%
   Tier I Leverage Ratio .............       5%                    4%

If a bank does not meet all of the minimum capital ratios necessary to be considered "adequately capitalized," it will be considered "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," depending upon the amount of the shortfall in its capital. As of December 31, 2002, the Bank's total risk-based capital ratio and Tier I risk - based capital ratio were 12.54% and 11.29%, respectively, and its Tier I leverage ratio as of such date was 6.59%. Notwithstanding the foregoing, if its principal federal regulator determines that an "adequately capitalized" institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan; restrict its asset growth; and prohibit branching, new acquisitions, and new lines of business. Among other things, an institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings, or liquidity in its most recent examination.

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

In addition, FDICIA requires regulators to impose non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels. Regulators are also required to perform annual on-site bank examinations, place limits on real estate lending by banks and tighten auditing requirements.

Financial Services Modernization Act

The Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, repealed provisions of the depression-era Glass-Steagall Act, which prohibited commercial banks, securities firms, and insurance companies from affiliating with each other and engaging in each other's businesses.

The Act created "Financial Holding Company" (an "FHC"), a bank holding company with dramatically expanded powers. FHCs may offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Federal Reserve serves as the primary "umbrella" regulator of FHCs. Balanced against the attractiveness of these expanded powers are higher standards for capital adequacy and management, with heavy penalties for noncompliance.

Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish "financial subsidiaries," which are subsidiaries of national banks with expanded powers. The Act permits financial subsidiaries to engage in the same types of activities permissible for nonbank subsidiaries of financial holding companies, with the exception of merchant banking, insurance underwriting and real estate investment and development. The Company has remained a bank holding company for the time being and will continue to assess its options as circumstances change. The Gramm-Leach Bliley Act also provided privacy protections to consumers by limiting the transfer and use by financial institutions of consumer's nonpublic, personal information.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The various provisions of the Act are effective upon many different dates and subject to ongoing rule making by the Securities and Exchange Commission ("SEC"). The Act generally addresses matters relating to corporate governance, auditing and accounting, executive compensation matters, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has also proposed amendments to its corporate governance rules that have been presented to the SEC for review and approval. Among the objectives of the Act and related rules are enhancing the accountability and timely reporting of financial information by public companies.

Item 2.  Properties

The Company has 120 properties, 83 are owned and 37 are located in long-term leased premises. Of the 120 properties, 116 are considered customer facilities. The remaining facilities include its administrative offices at 5790 Widewaters Parkway, DeWitt, New York, its loan and deposit operation centers located in Olean, and Canton, New York, respectively, and a training center located in Ogdensburg, New York.

Real property and related banking facilities owned by the Company at December 31, 2002 had a net book value of $39.3 million and none of the properties was subject to any encumbrances. For the year ended December 31, 2002, rental fees of $1,896,000 were paid on facilities leased by the Company for its operations.

Item 3.  Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or its subsidiaries will have a material effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2002.

Item 4A.  Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of the Company and the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.

         Name and Age                 Position
         ------------                 --------
         Sanford A. Belden            Director, President and Chief Executive
         Age 60                       Officer of the Company and the Bank

         David G. Wallace             Treasurer of the Company and Executive
         Age 58                       Vice President and Chief Financial
                                      Officer of the Bank

         Michael A. Patton            President, Financial Services
         Age 57

         James A. Wears               President, Banking
         Age 53

         David J. Elias               President, Chief Executive Officer, and
         Age 57                       Chief Investment Officer, Elias Asset
                                      Management, Inc.

         Steven R. Tokach             President, First Liberty Bank & Trust
         Age 56

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

David G. Wallace (Treasurer of the Company; Executive Vice President and Chief Financial Officer of the Bank). Mr. Wallace became Vice President and Chief Financial Officer of the Bank and Treasurer of the Company in November 1988 and Senior Vice President and Chief Financial Officer of the Bank in August 1991. He assumed his current position in February 2000. He was formerly Executive Vice President, Cates Consulting Analysts, Inc. from 1987-1988, and previously held senior financial planning and analysis positions at Syracuse Savings Bank and Maryland National Bank. Mr. Wallace has elected to take early retirement from the Company. He will continue to serve as the Company's Chief Financial Officer until mid-year 2003 as an appropriate transition plan is completed and will be available under a consulting agreement throughout fiscal year 2004.

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

Steven R. Tokach (President, First Liberty Bank & Trust). Mr. Tokach assumed his position in May 2001, when First Liberty Bank Corp. was acquired by Community Bank System, Inc. He was Executive Vice President of First Liberty Bank Corp. and First Liberty Bank & Trust from 1994-2001, and from 1993-1998, served as Executive Vice President of Guaranty Bank, N.A. and Vice President of First Eastern Bank, both in Pennsylvania.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions. There were 12,978,554 shares of common stock outstanding on December 31, 2002, held by approximately 9,000 registered shareholders of record and shareholders whose shares are held in nominee name at brokerage firms and other financial institutions.

                    COMMON STOCK PERFORMANCE
                        NYSE Symbol: CBU
                  Newspaper Listing: CmntyBkSys
                       Market (Bid) Price

--------------------------------------------------------------------------------
                                                    Closing Price
                                                   ----------------
 Year /                        High       Low                   %      Quarterly
  Qtr                         Price      Price     Amount    Change    Dividend
--------------------------------------------------------------------------------
 2002
  4th ..................     $33.09     $27.20     $31.35      5.8%     $0.29
  3rd ..................     $32.55     $26.50     $29.63     -8.1%     $0.29
  2nd ..................     $34.21     $29.80     $32.25      7.0%     $0.27
  1st ..................     $30.32     $25.93     $30.15     15.1%     $0.27

2001

  4th ..................     $27.80     $24.98     $26.20     -4.7%     $0.27
  3rd ..................     $29.85     $24.75     $27.50     -1.8%     $0.27
  2nd ..................     $28.94     $26.50     $28.00     -0.2%     $0.27
  1st ..................     $29.65     $25.15     $28.06     13.4%     $0.27

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.29 per share for the first quarter of 2003. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations. See "Certain Regulatory Considerations -- Limits On Dividends and Other Revenue Sources."

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2002. The historical "Income Statement Data" and historical "Balance Sheet Data" are derived from the audited financial statements. The " Common Per Share Data", "Common Outstanding Shares", "Selected Performance Ratios", "Asset Quality Ratios" and "Capital Ratios" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.


                                         SELECTED CONSOLIDATED FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
In thousands except share and per share data                      2002          2001           2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Interest income ...........................................  $   204,870   $   197,850    $   189,574    $   166,490    $   165,303
Interest expense ..........................................       77,020       101,195         99,141         78,490         81,216
Net interest income .......................................      127,850        96,655         90,433         88,000         84,087
Provision for loan losses .................................       12,222         7,097          7,722          5,856          5,663
Net interest income after provision for loan losses .......      115,628        89,558         82,711         82,144         78,424
Noninterest income ........................................       30,927        26,504         23,284         18,153         16,812
Net investment security gains (losses) & loss on
  early retirement of long-term borrowings ................        1,673          (113)          (159)          (413)         2,006
Noninterest expense .......................................       89,171        74,163         65,643         62,055         61,389
Amortization of intangible assets .........................        5,953         6,679          4,891          4,723          4,748
Acquisition and unusual expenses ..........................          700         8,164            400              0          1,098
Income before income taxes ................................       52,404        26,943         34,902         33,106         30,007
Provision for income taxes ................................       13,887         7,814         10,003          9,444         10,472
Net income before cumulative effect of change in
  accounting principle ....................................       38,517        19,129         24,899         23,662         19,535
Cumulative effect of change in accounting principle .......            0             0              0              0            194
     Net income ...........................................  $    38,517   $    19,129    $    24,899    $    23,662    $    19,729
     Net income - Operating (1) ...........................  $    38,942   $    24,052    $    25,136    $    23,662    $    20,378
     Net income - Cash (2) ................................  $    42,133   $    23,474    $    27,795    $    26,480    $    22,562
     Net income - Cash Operating (3) ......................  $    42,558   $    28,397    $    28,032    $    26,480    $    23,211
Balance Sheet Data:
Total assets ..............................................  $ 3,434,204   $ 3,210,833    $ 2,650,673    $ 2,493,977    $ 2,296,059
Loans, net of unearned discount ...........................    1,806,905     1,732,870      1,515,877      1,425,773      1,293,135
Earning assets (Excl. MVA) (5) ............................    3,026,159     2,863,944      2,435,604      2,295,871      2,079,876
Intangible assets .........................................      134,828       142,342         55,234         54,150         54,438
Total deposits ............................................    2,505,356     2,545,970      1,948,557      1,844,752      1,874,666
Long-term borrowings ......................................      215,000       231,000        240,000        145,567        155,470
Trust preferred securities ................................       77,375        77,819         29,824         29,817         29,810
Shareholders' equity ......................................  $   325,038   $   267,980    $   201,791    $   165,705    $   179,073
Common Per Share Data:
Net income (diluted) ......................................  $      2.93   $      1.62    $      2.32    $      2.18    $      1.75
Net income - operating (1) (diluted) ......................  $      2.96   $      2.03    $      2.34    $      2.18    $      1.81
Net income - cash (2) (diluted) ...........................  $      3.20   $      1.99    $      2.59    $      2.44    $      2.00
Net income - cash operating (3) (diluted) .................  $      3.23   $      2.40    $      2.61    $      2.44    $      2.06
Cash dividends declared ...................................  $      1.12   $      1.08    $      1.04    $      0.96    $      0.86
Book value - stated .......................................  $     25.04   $     20.77    $     19.11    $     15.55    $     16.50
Book value - tangible .....................................  $     14.66   $      9.74    $     13.88    $     10.47    $     11.02
Common Outstanding Shares:
Average during period (Incl. common stock
  equivalents) ............................................   13,166,954    11,824,589     10,737,000     10,861,000     11,260,000
End of period (Excl. common stock equivalents) ............   12,978,554    12,902,812     10,559,897     10,657,770     10,855,964
Selected Performance Ratios:
Return on average total assets ............................         1.14%         0.66%          0.97%          1.00%          0.87%
Return on average total assets - operating (1) ............         1.15%         0.83%          0.98%          1.00%          0.90%
Return on average total assets - cash (2) .................         1.24%         0.81%          1.09%          1.12%          0.99%
Return on average total assets - cash
  operating (3) ...........................................         1.26%         0.98%          1.10%          1.12%          1.02%
Return on average common shareholders' equity .............        13.06%         7.99%         14.27%         13.56%         11.11%
Return on average common shareholders' equity -
  operating (1) ...........................................        13.21%        10.05%         14.40%         13.56%         11.47%
Return on average common shareholders' equity -
  cash (2) ................................................        14.29%         9.81%         15.93%         15.18%         12.70%
Return on average common shareholders' equity -
  cash operating (3).......................................        14.43%        11.86%         16.06%         15.18%         13.07%
Common dividend payout ratio ..............................         37.7%         65.7%          40.6%          40.4%          44.9%
Net interest margin (taxable equivalent basis) ............         4.63%         3.97%          4.06%          4.32%          4.14%
Noninterest income to operating income (taxable
  equivalent basis and excludes security
  gains/losses and branch dispositions) ...................         17.9%         20.4%          19.3%          16.2%          16.3%
Efficiency ratio (4) ......................................         52.5%         56.6%          54.6%          55.5%          59.7%
Loans, net of unearned discount, to deposits at
  period end ..............................................         72.1%         68.1%          77.8%          77.3%          69.0%
Asset Quality Ratios:
Nonperforming loans to total loans ........................         0.64%         0.53%          0.49%          0.51%          0.48%
Nonperforming assets to total loans and other real
  estate owned ............................................         0.69%         0.61%          0.58%          0.62%          0.62%
Nonperforming assets to total assets ......................         0.36%         0.33%          0.33%          0.36%          0.35%
Allowance for loan losses to loans ........................         1.46%         1.38%          1.32%          1.30%          1.32%
Allowance for loan losses to nonperforming loans ..........        226.1%        262.6%         270.6%         253.4%         276.4%
Net charge-offs to average total loans ....................         0.56%         0.42%          0.42%          0.33%          0.45%
Capital Ratios:
Total shareholders' equity to total assets ................         9.46%         8.35%          7.61%          6.64%          7.80%
Tangible equity to  tangible assets .......................         5.77%         4.09%          5.65%          4.57%          5.56%
Tier I capital to risk-adjusted assets ....................        12.07%        10.53%         10.49%         10.87%         10.18%
Total risk-based capital to risk-adjusted assets ..........        13.32%        11.83%         11.70%         12.10%         11.43%
Tier I leverage ratio .....................................         7.05%         6.73%          6.67%          6.76%          6.27%

(1) Operating adjusted amounts and ratios exclude the after-tax effect of acquisition and unusual expenses, and for 2001, net investment security gains (losses) and loss on early retirement of long-term borrowings, and accordingly, are not presented in accordance with Generally Accepted Accounting Principles (GAAP).

(2) Cash adjusted amounts and ratios exclude the after-tax effect of amortization of intangible assets and, accordingly, are not presented in accordance with GAAP.

(3) Cash operating adjusted amounts and ratios exclude the after-tax effect of acquisition and unusual expenses, and for 2001, net investment security gains (losses) and loss on early retirement of long-term borrowings and amortization of intangible assets, and accordingly, are not presented in accordance with GAAP.

(4) Efficiency ratio excludes acquisition and unusual expenses and amortization of intangible assets.

(5)   Market value adjustment

------------------------------------------------------------------------------------------------------------------------------------
                                         TWO YEAR SELECTED QUARTERLY DATA

2002 RESULTS                                                             1st         2nd          3rd          4th
(000's omitted, except per share data)                                Quarter(4)  Quarter(4)    Quarter      Quarter         Total
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .............................................     $30,168     $ 31,438      $32,397     $ 33,847      $ 127,850
Provision for loan losses .......................................       1,518        3,385        2,278        5,041         12,222
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .............      28,650       28,053       30,119       28,806        115,628
Other income ....................................................       7,735        7,567        7,872        7,753         30,927
Net investment security gains and loss on early
  retirement of long-term borrowings ............................           0        1,144          216          313          1,673
Other expense ...................................................      22,517       22,467       21,472       22,715         89,171
Amortization of intangible assets ...............................       1,540        1,504        1,597        1,312          5,953
Acquisition and unusual expenses ................................         592          108            0            0            700
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ......................................      11,736       12,685       15,138       12,845         52,404
Provision for income taxes ......................................       3,178        3,416        4,087        3,206         13,887
------------------------------------------------------------------------------------------------------------------------------------
Net income ......................................................     $ 8,558     $  9,269      $11,051     $  9,639      $  38,517
====================================================================================================================================
Net income - operating (1) ......................................     $ 8,918     $  9,335      $11,051     $  9,639      $  38,942
Net income - cash (2) ...........................................     $ 9,494     $ 10,182      $12,021     $ 10,436      $  42,133
Net income - cash operating (3) .................................     $ 9,854     $ 10,248      $12,021     $ 10,436      $  42,558

Basic net income per share ......................................     $  0.67     $   0.71      $  0.85     $   0.74      $    2.97
Diluted income per share:
  Net income ....................................................     $  0.65     $   0.70      $  0.84     $   0.73      $    2.93
  Net income - operating (1) ....................................     $  0.68     $   0.71      $  0.84     $   0.73      $    2.96
  Net income - cash (2) .........................................     $  0.73     $   0.77      $  0.91     $   0.79      $    3.20
  Net income - cash operating (3) ...............................     $  0.75     $   0.78      $  0.91     $   0.79      $    3.23
====================================================================================================================================

2001 RESULTS                                                            1st          2nd          3rd          4th
(000's omitted, except per share data)                                Quarter      Quarter      Quarter      Quarter         Total
------------------------------------------------------------------------------------------------------------------------------------
Net interest income .............................................     $23,140     $ 23,080      $23,809     $ 26,626      $  96,655
Provision for loan losses .......................................       1,326        1,415        1,579        2,777          7,097
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses .............      21,814       21,665       22,230       23,849         89,558
Other income ....................................................       5,983        6,623        6,981        6,917         26,504
Net investment security gains (losses) and loss on
  early retirement of long-term borrowings ......................           9         (138)          29          (13)          (113)
Other expense ...................................................      17,561       18,622       18,209       19,771         74,163
Amortization of intangible assets ...............................       1,460        1,541        1,541        2,137          6,679
Acquisition and unusual expenses ................................         851        4,636          631        2,046          8,164
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ......................................       7,934        3,351        8,859        6,799         26,943
Provision for income taxes ......................................       2,185        1,241        2,416        1,972          7,814
------------------------------------------------------------------------------------------------------------------------------------
Net income ......................................................     $ 5,749     $  2,110      $ 6,443     $  4,827      $  19,129
====================================================================================================================================
Net income - operating (1) ......................................     $ 6,250     $  4,950      $ 6,800     $  6,052      $  24,052
Net income - cash (2) ...........................................     $ 6,681     $  3,118      $ 7,450     $  6,225      $  23,474
Net income - cash operating (3) .................................     $ 7,182     $  5,957      $ 7,808     $  7,450      $  28,397

Basic net income per share ......................................     $  0.51     $   0.18      $  0.56     $   0.39      $    1.64
Diluted income per share:
  Net income ....................................................     $  0.50     $   0.18      $  0.55     $   0.39      $    1.62
  Net income - operating (1) ....................................     $  0.54     $   0.42      $  0.58     $   0.49      $    2.03
  Net income - cash (2) .........................................     $  0.58     $   0.27      $  0.63     $   0.50      $    1.99
  Net income - cash operating (3) ...............................     $  0.63     $   0.51      $  0.67     $   0.60      $    2.40
====================================================================================================================================

(1) Operating adjusted amounts and ratios exclude the after-tax effect of acquisition and unusual expenses, and for 2001, net investment security gains (losses) and loss on early retirement of long-term borrowings, and accordingly, are not presented in accordance with Generally Accepted Accounting Principles (GAAP).

(2) Cash adjusted amounts and ratios exclude the after-tax effect of amortization of intangible assets and, accordingly, are not presented in accordance with GAAP.

(3) Cash operating adjusted amounts and ratios exclude the after-tax effect of acquisition and unusual expenses, and for 2001, net investment security gains (losses) and loss on early retirement of long-term borrowings and amortization of intangible assets, and accordingly, are not presented in accordance with GAAP.

(4) The consolidated statements of income for the three months ended March 31 and June 30, 2002 were restated for the adoption of SFAS No. 147. The effect of this restatement was to increase amounts previously reported for net income by $1,122 and $1,090, basic income per share by $.09 and $.08, and diluted income per share by $.08 and $.08, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

Introduction

This Management's Discussion and Analysis ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc., and its subsidiaries for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on pages 13 and 14 and the Company's Consolidated Financial Statements and related notes that appear on pages 42 through 65. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole. Unless otherwise noted, all earnings per share ("EPS") figures disclosed in the MD&A refer to diluted EPS.

All financial results reflect the 2001 acquisition of First Liberty Bank Corp. ("First Liberty") in accordance with pooling of interest accounting, unless otherwise noted. All references to "peer banks", unless otherwise noted, pertain to a group of 74 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the nine months ending September 30, 2002 (the most recently available disclosure) as provided by the Federal Reserve System. Lastly, unless otherwise noted, the term "this year" refers to results in calendar year 2002.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. ("CBSI" or "the Company"). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption "Forward-Looking Statements" on page 41.

Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgement in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance. It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. Management believes that these areas include the allowance for loan losses, fair value of investment securities, fair value methodologies used to review the carrying value of goodwill, and actuarial assumptions associated with the pension, post-retirement and other employee benefit plans. The accounting policies for the first three items are disclosed in Note A (Summary of Significant Accounting Policies) starting on page 46. Pension, post-retirement and other benefits assumptions are reported in Note K on pages 59 and 60. It is important to review all accounting policies in Note A in order to better understand the performance of CBSI as reported in this document.

Net Income and Profitability

Net income for the year ended December 31, 2002 was $38.5 million, up $19.4 million or 101% from the prior year. 2002 earnings per share of $2.93 were 81% higher than the $1.62 earned in 2001. Results for both years include nonrecurring costs associated with the Company's three 2001 acquisitions in January, May, and November, which added $1.2 billion in assets and expanded its branch network by 46. See Note B (pages 52-53) for a description of the FleetBoston Financial ("FleetBoston"), Citizens National Bank of Malone ("Citizens"), and First Liberty Bank Corp. ("First Liberty" or "FLIB") acquisitions. Acquisition and unusual expenses associated with these transactions reduced earnings by $0.03 per share in 2002 and $0.41 in 2001. This $0.38 difference explains 29% of the $1.31 improvement in EPS between the two years.

The 2002 results include the benefit of adopting SFAS 147, an accounting standard that eliminates the regular amortization of goodwill related to the Company's branch acquisitions, and SFAS 142, which eliminates the requirement to regularly amortize approximately $19.8 million in goodwill related to its whole-company acquisitions. SFAS 142 and SFAS 147 were effective January 1, 2002 and increased current year earnings per share by $0.06 and $0.28, respectively.

Net income and earnings per share for the year ended December 31, 2001 were $19.1 million and $1.62, down 23% and 30%, respectively, from 2000 results. The net income decline was primarily driven by acquisition-related expenses. In 2001, non-recurring acquisition expenses rose $7.8 million to $8.2 million, and intangible amortization expense was up

$1.8 million due to the significant goodwill and deposit intangibles added as a result of the acquisitions that were recorded under the purchase method of accounting (Citizens and FleetBoston). 2001 earnings per share declined by a higher percentage than net income because of 10% higher weighted average diluted shares outstanding. 952,000 common shares were issued in conjunction with the Company's January whole bank purchase of Citizens National Bank of Malone, and
1.3 million shares were issued in the fourth quarter of 2001 to partially fund the mid-November purchase of 36 branches from FleetBoston Financial.

Performance as measured by operating earnings, which exclude acquisition and unusual expenses and various securities transactions related to acquisitions, is considered by some securities analysts to be a more accurate reflection of the underlying core earnings strength of a company. CBSI's operating earnings per share for 2002 were $2.96, up 46% from the prior year's level of $2.03. Excluding the aforementioned benefits from adopting SFAS 142 and 147 in 2002, operating earnings per share of $2.62 this year were 29% higher than the operating EPS generated in 2001. The resulting $0.59 improvement largely reflects the full-year impact of the FleetBoston branch acquisition, improved margins, a larger securities portfolio and a lower effective income tax rate.

CBSI has also historically reported its performance using another measure of earnings power--cash earnings. Now that SFAS 142 and SFAS 147 have been adopted, this metric has been redefined to exclude from earnings the expense of regularly amortizing core deposit intangibles (CDI). CDI represents the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Amortization of CDI is a non-cash expense, and adding it back (tax-adjusted) to reported earnings creates the cash earnings metric. Cash earnings are believed by some securities analysts to be a better measure of a company's ability to build capital, fund expansion, and pay shareholder dividends. CBSI's cash operating earnings per share for 2002 were $3.23, up 35% from the prior year.

                       Table 1: Summary Income Statements

                                                     Years Ended Dec. 31,          Change
000's omitted                                          2002        2001          $         %
-----------------------------------------------------------------------------------------------
Net interest income (full tax-equiv.) ............   $139,921   $ 103,985    $ 35,936     34.6%
Loan loss provision ..............................     12,222       7,097       5,125     72.2%
Noninterest income ...............................     30,927      26,504       4,423     16.7%
Net investment security gain (loss)
  & debt extinguishment ..........................      1,673        (113)      1,786       NM
Noninterest expense ..............................     95,124      80,842      14,282     17.7%
Acquisition and unusual expenses .................        700       8,164      (7,464)   -91.4%
-----------------------------------------------------------------------------------------------
Income before taxes (full tax-equiv.) ............     64,475      34,273      30,202     88.1%
-----------------------------------------------------------------------------------------------
Full tax-equivalent adjustment ...................     12,071       7,330       4,741     64.7%
Income taxes .....................................     13,887       7,814       6,073     77.7%
-----------------------------------------------------------------------------------------------
Net income .......................................   $ 38,517   $  19,129    $ 19,388    101.4%
===============================================================================================
Diluted earnings per share .......................   $   2.93   $    1.62    $   1.31     80.9%
Diluted earnings per share-operating (1) .........   $   2.96   $    2.03    $   0.93     45.8%

(1) Operating adjusted amounts and ratios exclude the after-tax effect of acquisition and unusual expenses, and for 2001, net investment security gains (losses) and loss on early retirement of long-term borrowings, and accordingly, are not presented in accordance with Generally Accepted Accounting Principles (GAAP).

The primary factors explaining 2002 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

o As shown in Table 1 above, net interest income (full tax-equivalent basis) increased 35% or $35.9 million due to a $401 million increase in average earning assets and a 66 basis point improvement in the net interest margin. The relative contribution of higher volumes and better margins was about equal (48% versus 52%, respectively). The interest margin benefited from the rates on deposits and borrowings declining more rapidly than the yields earned on loans and investments in a falling rate environment. Average loans grew $179 million (11.3%) while average investments rose $222 million (21.3%). The growth in earning assets was funded by $416 million (19.5%) more average deposits and $24 million (5.0%) more average borrowings. The growth in average loans and deposits was mostly attributable to the acquisition of the 36 FleetBoston branches in November 2001 (31 branches after consolidation with existing CBSI branches).

o 2002 noninterest income (including net investment security gains and loss on losses on debt extinguishment) increased by $6.2 million (23.5%) from 2001 to $32.6 million. General banking fees accounted for $3.4 million of the improvement, as service income and the volume of overdrafts increased due to the additional FleetBoston branches. Overdraft fee income also benefited from a mid-year increase of the fee charged for overdrafts and the implementation of the Overdraft FreedomTM program (described in noninterest income section on pages 24-26). Financial services revenues were $1.1 million higher due to strong growth at the Company's broker-dealer business, Community Investment Services, Inc. (CISI), and at the Company's pension administration and consulting subsidiary, Benefits Plans Administrative Services (BPA). $2.6 million of gains on the sale of debt instruments offset by a $925,000 prepayment penalty on the early retirement of debt resulted in $1.8 million higher income from net security transactions in 2002. Excluding net security transactions, noninterest income increased for the eighth consecutive year to $30.9 million in 2002, a $4.4 million (16.7%) improvement over 2001.

o Noninterest expense or overhead (including acquisition and unusual expenses) rose $6.8 million or 7.7% in 2002 to $95.8 million. Excluding acquisition and unusual expenses in both years, 2002 operating expenses rose $14.3 million or 17.7%. Ongoing overhead expense increased due to the full-year impact of the Company's mid-November 2001 acquisition of the FleetBoston branches. In addition, incremental costs were temporarily incurred as a result of consolidating the Bank's regional loan and deposit operations centers into two centralized locations. Efficiency steadily improved in 2002 as integration of the acquisitions and the benefits of streamlined operations were more fully realized in the second half of the year.

o Loan loss provision increased $5.1 million or 72% from 2001's level. The full year loan loss provision covered total actual net charge-offs by 1.25 times. Net charge-offs as a percent of average loans rose 14 basis points in 2002 to 0.56%. The primary reason for the overall increase in charge-offs is the impact of the softening economy in the markets we serve, including partial charge-offs on two larger commercial customers in the second quarter of 2002 and charge-off of the remaining balance of one these customers in the fourth quarter. The increase in the loan loss provision reflects the higher net charge-offs, a rise in specific commercial allowance for loan loss allocations and the annual year-end change in the historical periods used as a basis for general reserve allocations. Nonperforming loans increased during 2002 to 0.64% of loans outstanding at year end compared to 0.53% one year earlier, reflecting the weak economy. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 32-34.

o The Company's combined effective federal and state tax rate decreased 2.5 percentage points in 2002 to 26.5%, primarily as a result of an increased proportion of tax-exempt municipal investment holdings and higher reported pre-tax income due to the adoptions of SFAS 142 and SFAS 147.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                            Table 2: Selected Ratios

                                                                                                        At December 31,
                                                                                                ----------------------------------
                                                                                                  2002       2001        2000
                                                                                                ----------------------------------
Percentage of net income to average total assets ............................................     1.14%      0.66%       0.97%
Percentage of net income-operating to average total assets (1) ..............................     1.15%      0.83%       0.98%

Percentage of net income to average shareholders' equity ....................................    13.06%      7.99%      14.27%
Percentage of net income-operating  to average shareholders' equity (1) .....................    13.21%     10.05%      14.40%

Percentage of dividends declared per common share to net income per share ...................     37.7%      65.7%       40.6%
Percentage of dividends declared per common share to net income-operating  per share (1) ....     37.3%      52.3%       40.2%

Percentage of average shareholders' equity to average total assets ..........................     8.70%      8.29%       6.83%

(1) Operating adjusted amounts and ratios exclude the after-tax effect of acquisition and unusual expenses, and for 2001, net investment security gains (losses) and loss on early retirement of long-term borrowings, and accordingly, are not presented in accordance with Generally Accepted Accounting Principles (GAAP).

As displayed in Table 2 above, return on average assets improved in 2002 in comparison to both 2001 and 2000. This was primarily a result of substantially higher net interest margins and improved operational efficiencies. Significantly improved profitability resulted in a higher return on equity in 2002 versus 2001. However, the build-up of equity capital over the last two years from the retention of net profits and common share offerings in conjunction with the Company's 2001 acquisitions led to a lower return on equity in 2002 than 2000, despite 55% higher net income. The strengthening of the Company's equity capital position is also reflected in the 146 and 41 basis point increases in the average equity to average total assets ratios in 2001 and 2002, respectively. The dividend payout ratio spiked temporarily in 2001 due to lower earnings as a result of acquisition-related expenses, an increased number of shares, and the full year impact of a $0.02 per share increase in the dividend in the third quarter of 2000. The dividend payout ratio for 2002 was below the 2000 level as a result of net income growing at a higher compounded annual growth rate (24.4%) than dividends (19.8%) during this period. This reflects management's emphasis on enhancing the Company's capital position to support future internal and external growth.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Bank's depositors, interest on capital market borrowings, and dividends paid on the Company's trust preferred stock. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

As disclosed in Table 3, net interest income (with non-taxable income converted to a full tax-equivalent basis) totaled $139.9 million in 2002; this represents a $35.9 million or 35% increase over the prior year. The increase was due to improved margins and net increase in interest-bearing balances, which had positive impacts of $18.8 million and $17.2 million on net interest income, respectively.

As shown in Tables 3 and 4, gross interest income on loans and investments grew by $11.8 million or 5.7% in 2002 as a result of $400.9 million higher average earning assets, which contributed $29.7 million, partially offset by $17.9 million related to lower rates. Average loans grew a total of $178.7 million in 2002, with the most significant portion occurring as a result of the November 2001 acquisition of $177 million of loans associated with the FleetBoston branches. Interest and fees on loans decreased $905,000 or 0.7%. A 90 basis point drop in yields due to falling capital market rates had more of an impact (negative $15.1 million) than growth in average loans (positive $14.2 million).

Despite a falling rate environment, the steepening yield curve in the first half of 2002 resulted in widening spreads for investments over cost of funds. This situation created favorable opportunities to expand the Company's investment portfolio, which was increased $132 million in the first quarter and $99 million in the second quarter on an average balance basis. This expansion was primarily funded through external borrowings. The investment portfolio was held relatively flat in the third quarter, and in the fourth quarter of 2002 management decided to allow the investment portfolio to run off, using the proceeds to pay down borrowings due to the lack of investment opportunities offering acceptable yields. As a result of the aforementioned portfolio activity as well as increased investments in the fourth quarter of 2001, average balances for 2002 increased by $222 million over the year earlier period.

Investment interest income (full tax-equivalent basis) in 2002 was $12.7 million or 17.5% higher than the prior year as a result of the larger portfolio (positive $15.5 million impact), partially offset by a decrease in the average investment yield from 6.96% to 6.74% (negative $2.8 million impact), which was driven by declining yields on taxable investment securities. This decrease was primarily due to purchases of taxable investments in a declining market rate environment in late 2001 and early 2002 to replace run-off and increase the overall size of the portfolio. The yields on tax-exempt securities increased by 19 basis points in 2002 despite falling interest rates as a result of the purchase of intermediate-term municipal securities that offered attractive yields and lengthened the average life of the portfolio. The drop in the average yield on the total investment portfolio was mostly due to the decrease of taxable investment yields, which more than offset the impact of the improved yield and higher mix (28% in 2002 versus 21% in 2001) of non-taxable investments.

The average earning asset yield fell 65 basis points to 7.18% in 2002 because of the previously mentioned decrease in investment and loan yields and a reduced proportion of loans to earning assets, which decreased on average from 60.3% in 2001 to 58.2% in 2002. This decline in loan mix is a consequence of the favorable investment opportunities outlined above as well as tempered loan growth due to continued weak economic conditions.

Total average fundings (deposits and borrowings) grew by $439.8 million in 2002, with $415.6 million of the increase coming from deposits, mostly attributable to acquisition of the FleetBoston branches, and $24.1 million from increased capital market borrowings. The additional capital market borrowings primarily came from the issuance of approximately $50 million in floating-rate trust preferred securities in mid 2001 in anticipation of the FleetBoston branch acquisition.

Total interest expense decreased by $24.2 million to $77.0 million in 2002. Lower market rates resulted in $37.8 million less interest expense, with higher average interest-bearing funds offsetting this by $13.7 million. Interest expense as a percentage of earning assets, fell by 1.31 percentage points to 2.55%. The rate on interest bearing deposits fell 1.54 percentage points to 2.56%, due largely to steady declines in time deposit rates throughout 2002 and periodic reduction of rates on other interest-bearing deposit products. The rate on capital market borrowings declined 1.25 percentage points to 4.58% because of substantially lower market rates, particularly on short-term and variable-rate funding.

CBSI's net interest margin (full tax-equivalent basis) increased by 66 basis points from 3.97% in 2001 to 4.63% this year. The 1.51 percentage point decrease in the rate on average interest-bearing funds had a greater impact than the 65 basis point decline in the yield on interest-earning assets. The net interest margin increased in every quarter of 2002, ending with a 4.83% margin for the fourth quarter, as shown in Table 5. Downward repricing of the Company's interest-bearing deposits and falling market rates on external borrowings combined with a relatively stable yield on the investment portfolio led to the improvement in the net interest margin over the course of the year. The Company's net interest margin ranked in the favorable 68th peer bank percentile for the nine months ending September 30, 2002.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the years ended December 31, 2002, 2001 and 2000. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest-earning assets for purposes of these computations.


                                           Table 3: Annual Average Balance Sheet

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                 2002                             2001                             2000
-------------------------------------------------------------------- -------------------------------- ------------------------------
                                                             Avg.                             Avg.                             Avg.
                                                            Yield/                           Yield/                           Yield/
(000's omitted except                  Avg.       Amt. Of    Rate       Avg.       Amt. of    Rate       Avg.       Amt. Of    Rate
yields and rates)                    Balance     Interest    Paid     Balance     Interest    Paid     Balance     Interest    Paid
-------------------------------------------------------------------- -------------------------------- ------------------------------
ASSETS:
Interest-earning assets:
  Federal funds sold ............   $        0   $      0    0.00%   $    4,568   $    171    3.74%   $    7,728   $    452    5.85%
  Time deposits in other banks ..          525          6    1.14%          306        379     N/A         3,147        183    5.82%
  Taxable investment
    securities ..................      904,160     58,235    6.44%      820,705     56,165    6.84%      732,490     52,026    7.10%
  Nontaxable investment
    securities ..................      358,643     26,899    7.50%      215,567     15,759    7.31%      156,885     11,957    7.62%
  Loans (net of unearned
    discount) (1) ...............    1,759,564    131,801    7.49%    1,580,870    132,706    8.39%    1,484,945    131,373    8.85%
                                    ---------------------            ---------------------            ---------------------
     Total interest-earning
       assets ...................    3,022,892    216,941    7.18%    2,622,016    205,180    7.83%    2,385,195    195,991    8.22%

Noninterest earning assets ......      367,519                          264,496                          171,443
                                    ----------                       ----------                       ----------
     Total assets ...............   $3,390,411                       $2,886,512                       $2,556,638
                                    ==========                       ==========                       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings deposits ..............   $  969,664     11,416    1.18%   $  683,088     12,783    1.87%   $  622,164     13,784    2.22%
  Time deposits .................    1,131,296     42,462    3.75%    1,100,850     60,380    5.48%      991,754     56,137    5.66%
  Short-term borrowings .........      141,024      2,586    1.83%      141,772      6,738    4.75%      258,985     16,859    6.51%
  Long-term borrowings ..........      364,073     20,556    5.65%      339,205     21,294    6.28%      188,120     12,361    6.57%
                                    ---------------------            ---------------------            ---------------------
     Total interest-bearing
       liabilities ..............    2,606,057     77,020    2.96%    2,264,915    101,195    4.47%    2,061,023     99,141    4.81%

Noninterest bearing liabilities:
  Demand deposits ...............      441,800                          343,173                          304,107
  Other liabilities .............       47,698                           39,056                           17,010
Shareholders' equity ............      294,856                          239,368                          174,498
                                    ----------                       ----------                       ----------
     Total liabilities and
       shareholders' equity .....   $3,390,411                       $2,886,512                       $2,556,638
                                    ==========                       ==========                       ==========
Net interest earnings ...........                $139,921                         $103,985                         $ 96,850
                                                 ========                         ========                         ========
Net interest spread .............                            4.22%                            3.36%                            3.41%
Net interest margin on
  interest-earning assets .......                            4.63%                            3.97%                            4.06%

Federal tax exemption on
  nontaxable investment
  securities and loans
  included in interest income ...                $ 12,071                     0   $  7,330                         $  6,417

(1) The impact of interest not recognized on nonaccrual loans and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms was immaterial.

As discussed above, the change in 2002 net interest income (full tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                                            Table 4: Annual Rate/Volume

------------------------------------------------------------------------------------------------------------------------------------
                                                            2002 Compared to 2001                    2001 Compared to 2000
-------------------------------------------------------------------------------------------- ---------------------------------------
                                                          Increase (Decrease) Due to               Increase (Decrease) Due to
                                                                  Change in (1)                           Change in (1)
-------------------------------------------------------------------------------------------- ---------------------------------------
                                                                                    Net                                      Net
(000's omitted)                                        Volume         Rate         Change        Volume        Rate         Change
-------------------------------------------------------------------------------------------- ---------------------------------------
Interest earned on:
   Federal funds sold ...........................     $    (86)     $    (85)     $   (171)     $   (149)     $  (132)     $   (281)
   Time deposits in other banks .................          159          (532)         (373)         (308)         504           196
   Taxable investment securities ................        5,498        (3,428)        2,070         6,090       (1,951)        4,139
   Nontaxable investment securities .............       10,721           419        11,140         4,308         (506)        3,802
   Loans (net of unearned discount) .............       14,173       (15,078)         (905)        8,244       (6,911)        1,333
Total interest-earning assets (2) ...............     $ 29,683      $(17,922)     $ 11,761      $ 18,833      $(9,644)     $  9,189

Interest paid on:
   Savings deposits .............................     $  4,307      $ (5,674)     $ (1,367)     $  1,269      $(2,270)     $ (1,001)
   Time deposits ................................        1,627       (19,545)      (17,918)        6,026       (1,783)        4,243
   Short-term borrowings ........................          (35)       (4,117)       (4,152)       (6,340)      (3,781)      (10,121)
   Long-term borrowings .........................        1,495        (2,233)         (738)        9,508         (575)        8,933
Total interest-bearing liabilities (2) ..........     $ 13,653      $(37,828)     $(24,175)     $  9,402      $(7,348)     $  2,054

Net interest earnings (2) .......................     $ 17,168      $ 18,768      $ 35,936      $  9,435      $(2,300)     $  7,135

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the three month periods ended December 31, 2002 and 2001. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest- earning assets for purposes of these computations.


                                     Table 5: 4th Quarter Average Balance Sheet

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                           2002                                 2001
--------------------------------------------------------------------------------------------- --------------------------------------
                                                                                      Avg.                                    Avg.
                                                                                     Yield/                                  Yield/
                                                               Avg.       Amt. of     Rate         Avg.         Amt. of       Rate
(000's omitted except yields andrates)                       Balance     Interest     Paid       Balance       Interest       Paid
--------------------------------------------------------------------------------------------- --------------------------------------
ASSETS:
Interest-earning assets:
  Time deposits in other banks .......................     $      394     $     2     2.01%    $      227      $    (10)     -17.48%
  Taxable investment securities ......................        850,383      14,086     6.57%       820,771        13,880        6.71%
  Nontaxable investment securities ...................        403,508       7,384     7.26%       245,359         4,584        7.41%
  Loans (net of unearned discount) (1) ...............      1,797,678      33,207     7.33%     1,646,921        32,779        7.90%
                                                           ----------------------              ------------------------
     Total interest-earning assets ...................      3,051,963      54,679     7.11%     2,713,278        51,233        7.49%

Noninterest earning assets:
  Cash and due from banks ............................        103,169                              99,394
  Premises and equipment, net ........................         56,657                              47,827
  Other assets .......................................        194,762                             154,603
  Allowance for loan losses ..........................        (24,338)                            (21,669)
  Net unrealized gains on
    available-for-sale portfolio .....................         63,407                              37,584
                                                           ----------                          ----------
     Total assets ....................................     $3,445,620                          $3,031,017
                                                           ==========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings deposits ...................................     $  972,360       2,216     0.90%    $  797,399         3,086        1.54%
  Time deposits ......................................      1,112,447       9,552     3.41%     1,113,653        13,472        4.80%
  Short-term borrowings ..............................        217,122         905     1.65%        83,786           581        2.75%
  Long-term borrowings ...............................        306,781       4,833     6.25%       335,174         5,403        6.40%
                                                           ----------------------              ------------------------
     Total interest-bearing liabilities ..............      2,608,710      17,506     2.66%     2,330,012        22,542        3.84%

Noninterest bearing liabilities:
  Demand deposits ....................................        454,038                             388,512
  Other liabilities ..................................         61,893                              46,706
Shareholders' equity .................................        320,979                             265,787
                                                           ----------                          ----------
     Total liabilities and shareholders' equity ......     $3,445,620                          $3,031,017
                                                           ==========                          ==========

Net interest earnings ................................                    $37,173                              $ 28,691
                                                                          =======                              ========
Net interest spread ..................................                                4.45%                                    3.65%
Net interest margin on interest-earning assets .......                                4.83%                                    4.20%

Federal tax exemption on nontaxable investment
  Securities and loans included in interest income ...                    $ 3,326                              $  2,065

(1) The impact of interest not recognized on nonaccrual loans and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms was immaterial.

The changes in net interest income (full tax-equivalent basis) by volume and rate component for fourth quarter 2002 versus fourth quarter 2001 are shown below for each major category of interest-earning assets and interest-bearing liabilities.

                        Table 6: 4th Quarter Rate/Volume

--------------------------------------------------------------------------------
                                        4th Quarter 2002 versus 4th Quarter 2001
--------------------------------------------------------------------------------
                                        Increase (Decrease) Due to Change in (1)
--------------------------------------------------------------------------------
                                                                           Net
(000's omitted)                                  Volume       Rate       Change
---------------------------------------------  ---------------------------------
Interest earned on:
   Time deposits in other banks .............   $    (30)   $     42    $    12
   Taxable investment securities ............      1,571      (1,365)       206
   Nontaxable investment securities .........      3,437        (637)     2,800
   Loans (net of unearned discount) .........     10,714     (10,286)       428
Total interest-earning assets (2) ...........   $ 17,199    $(13,753)   $ 3,446

Interest paid on:
   Savings deposits .........................   $  3,200    $ (4,070)   $  (870)
   Time deposits ............................        (15)     (3,905)    (3,920)
   Short-term borrowings ....................      1,729      (1,405)       324
   Long-term borrowings .....................       (449)       (121)      (570)
Total interest-bearing liabilities (2) ......   $ 13,973    $(19,009)   $(5,036)

Net interest earnings (2) ...................   $  3,827    $  4,655    $ 8,482

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

As previously mentioned, the fourth quarter 2002 net interest margin was the highest of the year, 63 basis points greater than the margin for the corresponding prior year period. This improvement was driven by the drop in the cost of funds having a greater impact than falling yields on loans and investments, and larger growth in average interest-earning assets than in average interest-bearing liabilities, as demonstrated in Table 6 above. The latter factor was primarily a result of the significant amount of non-interest-bearing deposits acquired in the FleetBoston branch acquisition in mid-November 2001. Economic and market conditions and the maturity and interest rate sensitivity profile of the Company's balance sheet continuously change. Therefore, fourth quarter 2002 results are not necessarily indicative of future performance.

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

                                                   Table 7: Noninterest Income

------------------------------------------------------------------------------------------------------------------------------------
                                    Three Months Ended December  31,                    Twelve Months Ended December 31,
                                    ------------------------------------ -----------------------------------------------------------
                                                     Change from 4Q '01             Change from 2001                Change from 2000
(000's omitted)                               2002     Amount  Percent      2002     Amount  Percent     2001       Amount   Percent
------------------------------------------------------------------------ ---------------------------- ------------------------------
Personal trust ...........................   $  352   $   (61)   -14.8%   $ 1,682   $  (139)    -7.6%  $  1,821    $  (299)   -14.1%
EBT/BPA ..................................    1,249       119     10.5%     4,569       642     16.3%     3,927        935     31.3%
Elias Asset Management ...................      486      (329)   -40.4%     2,676    (1,037)   -27.9%     3,713        622     20.1%
CISI .....................................      656        54      9.0%     3,715     1,343     56.6%     2,372      1,527    180.7%
Insurance - CBNA .........................      100        64    177.8%     1,082       247     29.6%       835       (953)   -53.3%
------------------------------------------------------------------------ ---------------------------- ------------------------------
     Total financial services ............    2,843      (153)   -5.1%     13,724     1,056      8.3%    12,668      1,832     16.9%

Electronic banking .......................      605       189     45.4%     2,375       906     61.7%     1,469       (388)   -20.9%
Mortgage banking .........................       37      (253)   -87.2%       175      (478)   -73.2%       653        313     92.1%
Commercial leasing .......................        8         7    700.0%        17       (17)   -50.0%        34         (7)   -17.1%
Deposit service charges ..................    1,294       173     15.4%     5,311       970     22.3%     4,341        305      7.6%
Overdraft fees ...........................    2,188       646     41.9%     6,937     1,754     33.8%     5,183      1,356     35.4%
Commissions ..............................      601       133     28.4%     2,224       158      7.6%     2,066       (165)   -7.4%
Miscellaneous revenue ....................      177        93    110.7%       164        76     86.4%        88        (28)   -24.1%
------------------------------------------------------------------------ ---------------------------- ------------------------------
  Total general banking services .........    4,910       988     25.2%    17,203     3,369     24.4%    13,834      1,386     11.1%

Total noninterest income
excluding investment security
gain (loss), net and loss
early retirement of long-term
borrowings ...............................    7,753       835     12.1%    30,927     4,425     16.7%    26,502      3,218     13.8%

Investment security gain
(loss), net and loss early
retirement of long-term
borrowings ...............................      313       326  -2507.7%     1,673     1,786  -1580.5%      (113)        46    -28.9%
------------------------------------------------------------------------ ---------------------------- ------------------------------
     Total noninterest income ............   $8,066   $ 1,161     16.8%   $32,600   $ 6,211     23.5%  $ 26,389    $ 3,264     14.1%
======================================================================== ============================ ==============================
Noninterest income as a
percentage of operating income
(excludes investment security
gain (loss), net and other
timing adjustments) ......................     17.2%     -2.7%               17.9%     -2.5%               20.4%       1.1%

As displayed in Table 7, total noninterest income in 2002 increased by 23.5% to $32.6 million, largely as a result of reduced losses on the early retirement of long-term borrowings, increased revenues from CISI and EBT/BPA (our pension administration business working in concert with the Bank's employee benefit trust service), and higher deposit service charges and overdraft fees. Deposit-related fee income benefited significantly from the acquisition of the FleetBoston branches. Combined revenues, excluding transactions related to investment securities, debt and the disposal of branch properties, rose for the eighth consecutive year to $30.9 million in 2002, a $4.4 million or 16.7% improvement over 2001.

Noninterest income, excluding net gains (losses) from the sale of securities, early retirement of debt and disposal of branch properties and other unusual items, as a percent of operating income was 17.9% in 2002, a decrease of 2.5 percentage points from the prior year. This decline was primarily driven by the aforementioned strong growth in net interest income and the adverse effect of unfavorable equity market conditions on the financial service businesses, particularly the Company's asset manager, Elias Asset Management, and the personal trust unit.

The largest segment of the Company's recurring noninterest income is the wide variety of fees earned from general banking services, which reached $17.2 million in 2002, up 24.4% from the prior year. This segment contributed 56% of 2002 noninterest income, excluding net securities gains and loss from debt extinguishment. A large portion of the income growth was attributable to the higher number of customer accounts due to the FleetBoston branch acquisition, and is reflected in the significant increases in deposit service charges, electronic banking fees and commissions, which combined grew by $2.0 million or 25.8%. 2002 overdraft fees, up $1.8 million (33.8%) over 2001's level, also benefited from the additional accounts, but were additionally enhanced by a mid-year fee increase and the implementation of the Company's Overdraft FreedomTM program in December 2002. Overdraft FreedomTM is a program currently offered to retail customers whereby the Bank may pay overdrawn amounts for qualified customers up to a certain predetermined limit for which they are charged the standard overdraft fee. This is a courtesy service to customers in good standing that may allow them to avoid late and non-payment penalties from creditors and vendors and help them in their effort to avoid the negative consequences of returned checks. This form of service is becoming an industry standard throughout much of the country.

Mortgage banking fees of $175,000 in 2002 were down $478,000 from the prior year. The main reason for the decline was that $9.1 million of mortgages were sold on the secondary market in 2002, versus $43.6 million in 2001. The resulting lack of increase in servicing portfolio activity as well as mortgage prepayments in 2002 resulted in $163,000 of mortgage servicing right write-downs in 2002 compared to $139,000 of mortgage servicing right income in 2001. Accordingly, the mortgage servicing rights asset decreased from $567,000 at year-end 2001 to $283,000 at the end of this year. The reduced level of secondary market activity also had an impact on the second mortgage banking fee item, gains from the sale of mortgages, which dropped $138,000 in 2002 to $64,000. Lower sales and mortgage prepayments were responsible for the loan-servicing portfolio decreasing from $119.8 million at the end of 2001 to $103.7 million at year-end 2002. Consequently, the third component of mortgage banking income, loan-servicing fees, dropped $38,000 from 2001's level to $274,000 in 2002.

As disclosed in Table 7, fees from the financial services segment of noninterest income rose $1.1 million or 8.3% in 2002 to $13.7 million. Financial service revenue now comprises 44% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishment. Growth in CISI revenues was driven by an expanded number of financial consultants, penetration of new markets opened up by the three 2001 acquisitions, and strong annuity sales in the first half of 2002. Another impressive year of revenue growth for EBT/BPA was driven by the expanded servicing of a significant number of new plans. Client companies of EBT/BPA are now located in 27 states and the Commonwealth of Puerto Rico. Lower revenue for personal trust and Elias Asset Management reflected equity market price declines in 2002 that drove down the market value of their assets under management, which is the basis for a majority of their income. Lastly, commissions from insurance products increased by 30% due to increased sales of creditor life and disability products and a higher dividend from the underwriter of CBSI's creditor life insurance products.

Assets under management from the Company's several financial services businesses dipped slightly to $1.364 billion at the end of 2002 compared to $1.385 billion in the prior year, with market-driven declines in equity-based assets being offset somewhat by growth of new plan assets at BPA. Overall, financial services contributed $3.2 million (before allocation of indirect corporate expense) or 6.2% of the Company's pretax income this year, reflecting nearly a 24% return on revenue. In 2001, financial services' contribution was $2.7 million or 10.2% of total pretax income, with a return on revenue of almost 22%. The improvement in earnings and margin was the result of strong revenue growth at CISI and BPA and the reduction of expense levels at EAM and personal trust. The decline in percentage contribution was primarily due to large increases in net interest income and banking fees in 2002 and the existence of substantial banking-related acquisition costs in 2001.

Lastly, income from periodic transactions in 2002 was composed of $2.6 million in gains taken on $80 million in investment sales, and a $925,000 prepayment penalty on the retirement of approximately $11 million of intermediate-term FHLB borrowings in the fourth quarter of 2002. These transactions compare to $2.5 million of net investment gains and $2.7 million of losses on debt extinguishment in 2001. The total net gain on security and debt transactions of $1.7 million in 2002 compares to a $113,000 net loss incurred in 2001. The security gains and debt losses taken over the last two years are illustrative of the Company's active management of its investment portfolio and capital market borrowings to achieve a desirable total return through combined net interest income and transaction gains (losses) across financial market cycles.

The following table reconciles differences between the line of business income breakdown in Table 7 and regulatory reporting definitions as reflected on the Call Report and the Consolidated Statements of Income.


                                                   Table 8: Noninterest Income

------------------------------------------------------------------------------------------------------------------------------------
                                                                Twelve Months Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Regulatory Reporting Categories
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Commissions    Other
                                                    Fiduciary    Service   and Advisory  Service
                                                       and     Charges on    Fees on     Charges,     Other    Investment
                                                   Investment    Deposit   Investment  Commissions  Operating    Security
(000's omitted)                                     Services    Accounts    Products    and Fees      Income    Gain, net     Total
------------------------------------------------------------------------------------------------------------------------------------
Personal trust .................................     $ 1,682                                                                 $ 1,682
EBT/BPA ........................................       1,587                             $ 2,982                               4,569
Elias Asset Management .........................                             $ 2,676                                           2,676
CISI ...........................................                               3,715                                           3,715
Insurance - CBNA ...............................                                           1,082                               1,082
------------------------------------------------------------------------------------------------------------------------------------
     Total financial services ..................       3,269                   6,391       4,064                              13,724

Electronic banking .............................                 $   811                   1,564                               2,375
Mortgage banking ...............................                                             111     $    64                     175
Commercial leasing .............................                                              17                                  17
Deposit service charges ........................                   5,311                                                       5,311
Overdraft fees .................................                   6,937                                                       6,937
Commissions ....................................                                           2,224                               2,224
Miscellaneous revenue ..........................                                                         164                     164
------------------------------------------------------------------------------------------------------------------------------------
     Total general banking services ............                  13,059                   3,916         228                  17,203

     Total .....................................       3,269      13,059       6,391       7,980         228                  30,927

Investment security gain, net and
  loss on early retirement of
  Long-term borrowings .........................                                                                 $ 1,673       1,673
------------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income ...................     $ 3,269     $13,059     $ 6,391     $ 7,980     $   228     $ 1,673     $32,600
====================================================================================================================================

Noninterest Expense

As shown in Table 9, noninterest expense or overhead rose $6.8 million or 7.7% in 2002 to $95.8 million. Excluding acquisition and unusual expenses related to Citizens National Bank of Malone (CNB), First Liberty (FLIB), and the FleetBoston branches, noninterest expense was up $14.3 million or 17.7% in 2002, reflective of a full year of operating expenses associated with the FleetBoston branch acquisition versus less than two months in 2001. This year's overhead as a percent of average assets was 2.83%, down from 3.08% in 2001. CBSI's noninterest expense to average asset ratio was 2.85% (annualized) for the nine months ended September 2002 compared to 2.98% for peers.


                                                  Table 9: Noninterest Expense

------------------------------------------------------------------------------------------------------------------------------------
                                    Three Months Ended December 31,                    Twelve Months Ended December 31,
                                    -------------------------------- ---------------------------------------------------------------
                                                 Change from 4Q '01                 Change from 2001                Change from 2000
(000's omitted)                        2002       Amount    Percent     2002      Amount     Percent    2001       Amount    Percent
-------------------------------------------------------------------- -------------------------------- ------------------------------
Personnel expense .................   $11,757    $ 1,033       9.6%   $48,168    $  7,123      17.4%   $41,045    $ 4,302      11.7%
Net occupancy expense .............     1,975        407      26.0%     8,155       2,033      33.2%     6,122      1,038      20.4%
Equipment expense .................     1,970        311      18.7%     7,539       1,464      24.1%     6,075        851      16.3%
Legal and professional fees .......     1,002        205      25.7%     3,342         483      16.9%     2,859        523      22.4%
Data processing expense ...........     1,953        647      49.5%     7,187       2,067      40.4%     5,120        594      13.1%
Amortization of intangibles .......     1,312       (825)    -38.6%     5,953        (726)    -10.9%     6,679      1,788      36.6%
Stationery and supplies ...........       566        (25)     -4.2%     2,321         326      16.3%     1,995        299      17.6%
Foreclosed property expense .......       172       (136)    -44.1%       902        (157)    -14.8%     1,059        555     110.1%
Deposit insurance premiums ........       104         12      13.0%       440          94      27.2%       346         68      24.5%
Other .............................     3,216        490      18.0%    11,117       1,575      16.5%     9,542        290       3.1%
-------------------------------------------------------------------- -------------------------------- ------------------------------
    Total before one-time
expenses ..........................    24,027      2,119       9.7%    95,124      14,282      17.7%    80,842     10,308      14.6%
Acquisition and unusual
  expenses ........................         0     (2,046)   -100.0%       700      (7,464)    -91.4%     8,164      7,764    1941.0%
-------------------------------------------------------------------- -------------------------------- ------------------------------
    Total noninterest expense .....   $24,027    $    73       0.3%   $95,824    $  6,818       7.7%   $89,006    $18,072      25.5%
==================================================================== ================================ ==============================

Total operating expenses
  as a percentage of
  average assets ..................      2.77%     -0.37%                2.83%      -0.26%                3.08%       0.3%
Efficiency ratio-recurring ........      51.2%      -3.4%                52.5%       -4.0%                56.6%       2.0%
Efficiency ratio-nominal ..........      53.5%     -13.8%                56.1%      -12.1%                68.2%       9.2%


For CBSI as a whole, higher personnel expense accounted for 50% of 2002's increase in noninterest expense, excluding acquisition and unusual expenses, with personnel costs up 17.4%, mostly as a result of the FleetBoston branch acquisition. The remainder of the increases in salary, benefit, and payroll tax expense reflect competitive annual merit awards for employees and higher pension expense (discussed in further detail below). Total full-time equivalent staff at year-end 2002 was 1,120 versus 1,115 at year-end 2001.

Qualified and non-qualified pension expense of $2.0 million in 2002 was up $582,000 or 42% from 2001's level. This increase was primarily due to additional pension obligations for the employees added through the FleetBoston branch acquisition (pension plan assets were not included in the acquisition), a reduction from 7.0% (7.5% for pre-acquisition FLIB portion) to 6.75% of the discount rate applied to future payments and higher executive pension-eligible earnings. The three assumptions that have the largest impact on the calculation of annual pension expense are the aforementioned discount rate, the rate applied to future compensation increases and the expected rate of return on plan assets for the next fiscal year. Table 10 contains the results of a sensitivity analysis conducted to determine what the impact of a 1.0 percentage point increase and decrease in these three assumptions would have on the forthcoming annual pension expense for the two plans.

                   Table 10: Pension Plan Sensitivity Analysis

   (000's omitted)                                     One Percentage Point
   ------------------------------------------- ---------------------------------
   Pension expense increase (decrease)             Increase          Decrease
   ------------------------------------------- ---------------- ----------------
   Discount rate .............................      $(474)            $ 474
   Rate of compensation increase .............      $ 287             $(287)
   Expected return on plan assets ............      $(285)            $ 285

Nonpersonnel expense declined $305,000 or 0.6% in 2002 due to significantly lower acquisition and unusual expenses in 2002. Excluding acquisition-related expenses, nonpersonnel expense rose $7.2 million or 18.0% in 2002. As displayed in Table 9, this was largely caused by data processing, up $2.1 million or 40.4%; occupancy expense, up $2.0 million or 33.2%; and equipment expense, up $1.5 million or 24.1%. The increases in net occupancy and equipment expenses in 2002 were mainly due to the full-year impact of having significantly more branches, and the corresponding expenditures necessary to adequately manage the resulting higher volume of business. Data processing expense primarily relates to Fiserv processing fees, data line charges, check and ATM processing expenses and financial market transaction expenses incurred by the Company's financial service units. The 2002 processing expense increase was driven by the higher number of banking customer accounts and strong growth at the Company's broker-dealer and pension administration businesses. These higher expense items were partially offset by a $726,000 decrease in intangible amortization expense in 2002 as a result of the adoption of SFAS 142 and SFAS 147, accounting statements that call for the discontinuation of the amortization of certain goodwill associated with whole company and branch acquisitions, respectively. Please refer to Note F on page 55-56 for further information on these accounting statements.

The efficiency ratio, a performance measurement tool widely used by banks, is defined at two levels. The nominal ratio is total overhead expense divided by operating income (full tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses). The adjusted or recurring efficiency ratio additionally excludes unusual expenses (a majority of which are acquisition-related) and intangible amortization (a non-cash expense) as well as all one-time noninterest income; these one-time income items mostly relate the disposal of branch properties. Lower ratios correspond to higher efficiency.

In 2002, the nominal efficiency ratio dropped by 12.1 percentage points to 56.1%, primarily as a result of much higher net interest income and significantly lower acquisition-related expenses. The Company's nominal ratio of 57.0% was in line with the peer bank ratio of 56.7% for the nine months ended September 2002. The 2002 recurring efficiency ratio decreased a favorable 4.0 percentage points from 2001's level to 52.5%. These results reflect the full year impact of a combined $3.2 million in annual cost savings from actions taken at First Liberty in mid-second quarter 2001 and the benefit of streamlining our operations functions by eliminating duplicate loan and deposit processing units in Canton and Olean, NY. The recurring ratio for the second half of 2002 was 50.5%, 4.2 percentage points below that of the first half, demonstrating substantially improved efficiency arising from the full integration of the 2001 acquisitions and the consolidated operations units.

Due to the nature of the Company's financial services businesses, the efficiency ratio of those activities is much higher than that generated by banking operations (in most part due to the largest banking expense, interest, being netted against gross interest income). The recurring efficiency ratio for financial services was 76.9% for 2002, up from 75.3% in 2001, primarily as a result of the adverse impact of unfavorable equity market conditions on Elias Asset Management. The recurring efficiency ratio of the Company's banking activities was 50.7% this year compared to 54.9% in 2001. The efficiency improvements mentioned above had a proportionally greater benefit on the banking portion of the business in 2002.

Acquisition and unusual expenses, which are excluded from recurring efficiency ratio calculations, totaled $700,000 in 2002. These expenditures were primarily comprised of legal and consulting fees of $455,000, $97,000 of severance expense and general administrative expenses totaling $25,000. A vast majority of these expenses was incurred in conjunction with the FleetBoston branch acquisition, with the balance pertaining to the First Liberty acquisition (primarily severance).

As displayed above in Table 9, recurring noninterest expenses for the fourth quarter of 2002 were $2.1 million or 9.7% above the equivalent prior year period. This change was primarily due to incurring a full quarter of expenses associated with the branches acquired from FleetBoston versus approximately a month and a half in 2001. Adoption of SFAS 142 and SFAS 147 in 2002 resulted in significantly lower intangible amortization (prior year not restated as prescribed by the accounting statements), offsetting a portion of the increases in most of the other expense categories.

Income and Income Taxes

2002 income before taxes of $52.4 million was up $25.5 million or 95% from the prior year's amount. Pre-tax income, adjusted to gross-up all tax-exempt interest income to a full tax-equivalent basis, was $64.5 million, $30.2 million or 88% above 2001's level.

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements on page 57. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2002 declined by 2.5 percentage points to 26.5%. The lower rate resulted in $0.10 higher earnings per share in 2002. This decline was primarily due to the benefits realized on a larger proportion of income from tax exempt investment securities, which mitigated the effect of the near doubling of income before tax. In addition, the adoption of SFAS 142 and 147, the lack of nondeductible merger expenses in 2002 compared with 2001, and a federal low-income housing tax credit claimed in 2002, all contributed to the decline in the effective tax rate.

Capital

Shareholders' equity ended 2002 at $325 million, up $57 million or 21.3% from one year earlier. This improvement reflects earnings for the year and the positive change in market value adjustment (MVA, represents the after-tax unrealized appreciation of available-for-sale securities in the Company's investment portfolio), offset by dividends declared to shareholders. Excluding the MVA in both 2002 and 2001, capital rose by $28.8 million or 11.2%. Shares outstanding grew by 76,000 during the year due to the exercise of stock options.

The Company's ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," increased 32 basis points in 2002 to 7.05%. This reflects the capital-building contribution from retained earnings (net income less dividends declared), which more than offset growth of the investment and loan portfolios. The total capital to risk-weighted assets ratio increased 1.49 percentage points during 2002 to 13.32% as of year-end compared to the 10% minimum requirement for "well-capitalized" banks. The tangible equity/tangible assets ratio ended the year at 5.77% versus 4.09% at December 31, 2001; approximately 76 basis points of this improvement reflect the increase in the MVA. The Company's improved capital position strengthens its risk profile and better enables it to take advantage of potential future strategic growth opportunities.

Cash dividends declared on common stock in 2002 of $14.5 million represented an increase of 15.4% over the prior year. This growth is partially a result of a higher number of shares outstanding in the first three quarters of 2002 due to the 1.3 million shares issued in the fourth quarter of 2001. The increase also reflects the quarterly dividend per share being raised from $0.27 to $0.29 in the third quarter of 2002.

CBSI's dividend payout ratio for the year was 37.7% compared to 65.7% in 2001 (52.3% as a percent of net income-operating), within the Company's targeted payout range for dividends on common stock of 30-40%. Its payout ratio has historically been high relative to peers, and for 2002, the ratio was in the 61st peer percentile. The large decrease in the payout ratio despite the higher dividend reflects the 101% increase in net income from the prior year, which was largely due to higher interest earning assets, an improved net interest margin in 2002, and considerably more acquisition-related expenses in 2001.

During the first quarter of 2002, the Company made a contribution of $5.0 million to its defined benefit pension plan. At March 31, 2002, an updated actuarial valuation was performed which showed that plan assets exceeded the accumulated benefit obligation (qualified pension obligations based on current compensation levels). As a result, the additional minimum pension liability of $5.016 million, which was recorded at December 31, 2001 as a charge to shareholders' equity, net of tax, was reversed. During the last three quarters of 2002 the Company contributed an additional $7.0 million to the plan to cover the decline in plan assets partially caused by soft equity markets. At year-end 2002, an actuarial valuation was conducted. It was determined that plan assets were greater than the accumulated benefit obligation, and therefore no minimum pension liability adjustment was necessary. Refer to Note K on pages 59-60 of the notes to the consolidated financial statements for further information regarding the Company's benefit plans.

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill arising from acquisitions. Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to fifteen years. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is subjected to an annual impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill. The Company completed its goodwill impairment analysis during 2002 and no adjustment was necessary. The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.

Loans

The Company's loans outstanding, by type, as of December 31 are as follows:


                                                    Table 11: Loans Outstanding

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     As of December 31,
------------------------------------------------------------------------------------------------------------------------------------
(000's omitted)                                              2002            2001            2000            1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Real estate mortgages:
  Residential ......................................      $  765,824      $  712,550      $  579,562      $  543,195      $  453,307
  Commercial loans secured by real estate ..........         274,591         272,157         243,429         225,822         200,435
  Farm .............................................          21,761          20,851          20,472          18,324          13,205
------------------------------------------------------------------------------------------------------------------------------------
     Total .........................................       1,062,176       1,005,558         843,463         787,341         666,947

Commercial, financial, and agricultural:
  Commercial and financial .........................         257,403         274,734         237,462         219,600         227,932
  Agricultural .....................................          25,870          25,191          26,523          27,758          22,737
------------------------------------------------------------------------------------------------------------------------------------
     Total .........................................         283,273         299,925         263,985         247,358         250,669

Installment loans to individuals ...................         436,118         399,368         395,226         390,450         365,141
Other loans ........................................          25,454          28,237          14,205           2,043          12,626
------------------------------------------------------------------------------------------------------------------------------------

Gross loans ........................................       1,807,021       1,733,088       1,516,879       1,427,192       1,295,383
Less: unearned discount ............................             116             218           1,002           1,419           2,248
------------------------------------------------------------------------------------------------------------------------------------
     Net loans .....................................       1,806,905       1,732,870       1,515,877       1,425,773       1,293,135
     Allowance for loan losses .....................          26,331          23,901          20,035          18,528          17,059
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of allowance for loan losses ............      $1,780,574      $1,708,969      $1,495,842      $1,407,245      $1,276,076
====================================================================================================================================

As disclosed in Table 11 above, loans outstanding, net of unearned discount, reached a record $1.807 billion as of year-end 2002, up $74 million or 4.3% compared to twelve months earlier. CBNA's New York franchise grew $93 million or 6.9% during the year to $1.436 billion. In contrast, the Pennsylvania franchise decreased by $19 million or 5.0% to $370 million at year-end 2002. A highly competitive marketplace along with soft economic conditions contributed to the decline at First

Liberty. Management is focused on enhancing lending efforts in the Pennsylvania market and is committed to achieving solid loan growth in that region. Based on overall asset/liability analysis, the decision was made not to sell secondary market eligible mortgages for the first three quarters of 2002. Consequently, only $9.1 million of the mortgages originated within our local markets were sold in the secondary market in 2002 versus $43.6 million in 2001. Had these loans not been sold in 2002, loan growth would have been $83 million or 4.8%.

The Company's predominant focus on the retail borrower enables its loan portfolio to be highly diversified. As demonstrated in Table 12 below, approximately 65% of loans outstanding are oriented to consumers borrowing on an installment and residential mortgage loan basis. This proportion increased from 63% at year-end 2001 due to the decline in the business lending portfolio and the strong growth of residential mortgages in 2002.

There is a high degree of diversification within the business lending sector. The Bank's business loans are typically for amounts under $100,000, accounting for about 82% of the number of business loans and approximately 23% of business loan balances as of December 31, 2002. About 27% of the business portfolio is comprised of loans between $250,000 and $1 million (about 6% of the number of loans), while loans over $1 million comprise another 34% of the portfolio (1.6% of the number of loans). The portfolio contains no credit card receivables.

Table 12 below recasts the Company's loan portfolio into four major lines of business. The increase in consumer mortgages contributed $67 million of the $74 million in total loan growth in 2002, and consumer indirect loans accounted for $39 million. Conversely, consumer direct and business lending portfolios were down $18 million and $14 million from year-end 2001 levels, respectively. The following section discusses the underlying reasons for changes in each of the Company's four major lending activities or lines of business.

                           Table 12: Nature of Lending
                                ($ million and %)

--------------------------------------------------------------------------------
                              2002     Mix      2001      Mix     2000     Mix
--------------------------------------------------------------------------------
Consumer mortgage ........   $  511    28.3%   $  444    25.6%   $  417    27.5%
Business lending .........      630    34.8%      644    37.2%      577    38.1%
Consumer indirect ........      287    15.9%      248    14.3%      256    16.9%
Consumer direct ..........      379    21.0%      397    22.9%      266    17.5%
--------------------------------------------------------------------------------
  Total loans ............   $1,807   100.0%   $1,733   100.0%   $1,516   100.0%
================================================================================

The combined total of general-purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans is characterized as the Company's business lending activity. The portfolio decreased by $14 million or 2.2% in 2002 and reflects declines of $3 million in New York and $11 million in Pennsylvania as lending efforts were impeded by soft economic conditions and diminished capital spending levels in the commercial sector. Management is committed to growing the business lending portfolio through a strategy predicated upon hiring talented professionals, intensifying calling efforts, and expanding business relationships in order to be positioned to fully take advantage of growth opportunities once economic conditions improve.

The Bank's total commercial portfolio is broadly diversified by industry type with the largest shares being in commercial real estate (19%), services (14%), and health care (10%); followed by auto dealers (9%), agriculture (8%), hotel/eating/drinking (7%), and manufacturing, construction, retail trade and transportation (6% each) as of year-end 2002. Miscellaneous industries make up the balance at 9%.

Demand for installment debt indirectly originated through automobile, marine, and mobile home dealers increased substantially in 2002. Indirect loans ended the year 16% or $39 million higher, primarily reflecting successful business development efforts that increased the number of dealer relationships and the Bank's ability to deliver attractive financing rates. Ninety-one percent of this portfolio segment relates to automobile lending (76% of the vehicles are used versus 24% new). Indirect loans increased $7.9 million (22%) in the Company's First Liberty franchise and were up $31 million (15%) in the New York markets.

The segment of the Company's loan portfolio consisting of consumer mortgages is predominantly fixed (94%) versus adjustable rate (6%) residential lending. Record volumes in this year's historically low interest rate environment drove strong growth of $67 million or 15.1% in 2002. Nearly $76 million of the growth was generated in the New York franchise, offset by $9 million of run-off in Pennsylvania. Twenty-eight percent ($21 million) of the increase in the New York market portfolio was contributed by new business generated out of the branches acquired from FleetBoston Financial in 2001. Growth in the core mortgage portfolio is lower than it could have been had it not been for the sale of selected fixed rate originations in the secondary market. This program gives the Bank the capability to offer competitive mortgage pricing and provides an additional tool to manage interest rate risk.

Direct consumer loans decreased 4.5% or $18 million in 2002 to $379 million. Loan balances fell approximately $11 million ($2.8%) in the New York markets and $7 million (20%) at First Liberty mostly due to the weak economy adversely affecting demand for these type of loans and a certain amount of installment loans being paid off through mortgage refinancing. Extremely competitive conditions in this lending segment within the Company's Pennsylvania market has led to some loan run-off, and management is focused on bolstering lending business development efforts at the First Liberty branches to reverse this trend. This line of business is comprised of conventional installment loans (including some isolated installment lending to small businesses), personal loans, student loans (which are sold once principal repayment begins), and borrowing under variable and fixed rate home equity lines of credit.

The following table reconciles the differences between the line of business loan breakdown reflected above as compared to regulatory reporting definitions reflected on the Call Report, Table 11, and Note D (pages 54-55) of the financial statements.


                                                  Table 13: Loans

----------------------------------------------------------------------------------------------------------------
                                                      Line of Business as of December 31, 2002
----------------------------------------------------------------------------------------------------------------
                                          Consumer       Consumer        Consumer      Business        Total
(000's omitted)                            Direct        Indirect       Mortgages       Lending        Loans
----------------------------------------------------------------------------------------------------------------
Regulatory Reporting Categories:
Loans secured by real estate:
  Residential ......................    $   223,325     $         0    $   508,270    $    34,229    $   765,824
  Commercial .......................             44              --          1,934        272,613        274,591
  Farm .............................             33              --             --         21,728         21,761
Agricultural loans .................            200              --             --         25,670         25,870
Commercial loans ...................         14,015              --             --        243,388        257,403
Installment loans to individuals ...        139,323         287,380            105          9,310        436,118
Other loans ........................          2,489              --             --         22,965         25,454
----------------------------------------------------------------------------------------------------------------
     Total loans ...................        379,429         287,380        510,309        629,903      1,807,021
     Unearned discount .............           (116)             --             --             --           (116)
----------------------------------------------------------------------------------------------------------------
     Net loans .....................    $   379,313     $   287,380    $   510,309    $   629,903    $ 1,806,905
================================================================================================================

The following table shows the maturities of loans as of December 31, 2002:


                                              Table 14: Loan Maturities

-------------------------------------------------------------------------------------------------------------
                                                                At December 31, 2002
-------------------------------------------------------------------------------------------------------------
                                                  Maturing in    Maturing After     Maturing
                                                  One Year or    One But Within    After Five      Total Book
(000's omitted)                                       Less         Five Years         Years          Value
-------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural .....      $  145,510      $   89,418      $   48,345      $  283,273
Real estate mortgages .......................          31,882         157,931         872,361       1,062,174
Installment and other .......................          33,945         363,086          64,427         461,458
-------------------------------------------------------------------------------------------------------------
     Total loans ............................      $  211,337      $  610,435      $  985,133      $1,806,905
=============================================================================================================

As displayed in Table 14 above, 12% of the loan portfolio at December 31, 2002 is scheduled to mature in one year or less, 34% of loans have maturities in the one- to five-year range, and approximately 54% mature after five years. This compares to 11%, 25% and 64% for the equivalent maturity categories at year-end 2001, respectively. The proportional increase in loans maturing in one to five years reflects the growth of the indirect loan portfolio, a majority of which relates to auto financing that predominately have terms that fall within this range. The reduction of the percentage of loans that mature after five years was due to a drop in time loan balances in the commercial portfolio that resulted in a loan mix weighted more towards shorter-maturity loans.

The following table sets forth the profile of the loan portfolio with regard to maturity and the type of interest rate.

                           Table 15: Loan Sensitivity

--------------------------------------------------------------------------------
                                              At December 31, 2002
--------------------------------------------------------------------------------
(000's omitted)                             Fixed Rate  Variable Rate    Total
--------------------------------------------------------------------------------
Due in one year or less .................   $   60,589   $  150,748   $  211,337
Due after one year but within five years       531,569       78,866      610,435
Due after five years ....................      687,631      297,502      985,133
--------------------------------------------------------------------------------
  TOTAL .................................   $1,279,789   $  527,116   $1,806,905
================================================================================

Table 15 above reflects the nature of the Company's loan portfolio in relation to the mix of maturities and interest rate characteristics. At year-end 2002, 71% of loans have fixed interest rates, and the 29% that have variable rates consist primarily of home equity and commercial loans. There is relatively even distribution of the portfolio between loans with maturities below and above 5 years at 45% and 55% at December 31, 2002, respectively. Refer to the market risk/interest rate risk section of the MD&A on pages 39 - 40 for specific information regarding the interest rate sensitivity of the Company's asset and liability position at year-end 2002.

Asset Quality

The following table presents information concerning nonperforming assets:

                         Table 16: Nonperforming Assets
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            As of December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(000's omitted)                                                       2002          2001          2000          1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis ....................      $ 9,754       $ 7,186       $ 5,473       $ 6,112       $ 4,213
Accruing loans which are contractually past due 90
  days or more as to principal or interest payments ..........        1,890         1,914         1,930         1,201         1,958
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans ...............................       11,644         9,100         7,403         7,313         6,171
Restructured loans ...........................................           43            75           116           122           134
Other real estate ............................................          704         1,427         1,293         1,442         1,661
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets ..............................      $12,391       $10,602       $ 8,812       $ 8,877       $ 7,966
===================================================================================================================================

Ratio of allowance for loan losses to period-end loans .......         1.46%         1.38%         1.32%         1.30%         1.32%

Ratio of allowance for loan losses to period-end
  nonperforming loans ........................................        226.1%        262.6%        270.6%        253.4%        276.4%

Ratio of allowance for loan losses to period-end
  nonperforming assets .......................................        212.5%        225.4%        227.4%        208.7%        214.1%

Ratio of nonperforming loans to period-end loans .............         0.64%         0.53%         0.49%         0.51%         0.48%

Ratio of nonperforming assets to period-end total
  loans and other real estate ................................         0.69%         0.61%         0.58%         0.62%         0.62%

As shown in Table 16 above, nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 2002 at $11.6 million, up approximately $2.5 million or 28% from one year earlier. This was primarily due to increases in commercial loan nonaccruals. The ratio of nonperforming loans to total loans rose 11 basis points from twelve months earlier to 0.64%. As of September 30, 2002, when the nonperforming loan ratio stood at 0.69%, the Company's asset quality was favorable to the peer level of 1.04%. The ratio of nonperforming assets (which includes troubled debt restructuring and other real estate, or OREO, in addition to nonperforming loans) to total loans plus OREO increased to 0.69% at year-end 2002, up 8 basis points from one year earlier.

Total delinquencies, defined as loans 30 days or more past due and nonaccruing, finished the year at 1.88% of total loans outstanding versus 1.93% at the end of 2001. As of year-end 2002, total delinquencies for commercial loans, installment loans, and real estate mortgages were 2.22%, 2.30%, and 1.23%, respectively. These measures were 2.15%, 2.06% and 1.25% as of September 30, 2002 compared to peer levels of 2.56%, 1.89%, and 1.76%, respectively. As of September 30, 2002, the total delinquency ratio of 1.80% was lower than the peer ratio of 2.06%.

A portion of the increase in net charge-offs was due to the significantly higher average loan portfolio in 2002 as a result of the $177 million of loans added as part of the FleetBoston branch acquisition in mid-November 2001. Consequently, net charge-offs as a percent of average loans offers a clearer representation of asset quality trends. Total net charge-offs for 2002 were higher by $3.2 million or 49%, finishing the year at $9.8 million versus $6.6 million in 2001. As a percentage of average loans, net charge-offs were up 14 basis points from last year to 0.56%. Gross charge-offs rose 39% to $12.0 million, or 0.68% of average loans outstanding versus 0.55% in 2001. This year's recoveries increased $145,000 to $2.2 million, representing 26% of prior year gross charge-offs compared to 28% in 2001. For the nine months ended September 30, 2002, the Bank's total net charge-off ratio of 0.54% was in the 78th peer percentile based on the peer norm of 0.40%.

Commercial loan net charge-offs increased in 2002, totaling $4.8 million or 0.74% of average commercial outstandings versus $2.0 million and 0.33% in 2001. The primary reason for the increased commercial net charge-off ratio was weakened economic conditions in the markets served by the Bank and charge-offs on two particular commercial credits. Consumer installment net charge-offs rose to $4.9 million from $4.4 million in 2001, but the net charge-off ratio was virtually flat at a 99 basis point level. The net charge-off dollar amount and ratio were lower for the indirect installment portfolio (loans originated largely through automobile dealerships) in 2002, while both these items increased on the direct installment portfolio. A portion of this increase reflects certain differences in underwriting criteria for acquired loans than that practiced by the Bank. Mortgage net charge-offs were de minimus in both years. The risk profile of new installment loans booked in 2002 improved versus 2001 in relation to the credit quality of the borrowers. Seventy-five percent of new installment lending volume in 2002 was rated as A and B paper, the two highest rankings in the standard A - D credit categories, compared to 62% in 2001.

Management continually evaluates the credit quality of the Company's loan portfolio and conducts a formal review of the allowance for loan loss adequacy on a quarterly basis. The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.

Specific loan loss allocations are established for loans within the commercial loan portfolio that are determined to be temporarily impaired. The Bank's commercial lenders identify such loans through regular credit analysis of their customers' financial health and the collateral supporting their loans. If it is determined that cash flow-generating ability of the commercial customer may not be adequate to enable to them to make full payment of principal and interest as scheduled, and the fair market value of the assets collateralizing the loans is not sufficient to cover potential losses, the loans are categorized as temporarily impaired. The impairment is deemed temporary if there is expectation that the financial performance of the customer will improve or that the value of the collateral will appreciate. If this is not the case, the impairment is considered permanent, and the loan will be charged off. Specific loan loss allocations are established for all large temporarily impaired commercial loans based on their collateral shortfall.

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the four main loan segments: commercial, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest three years of historical net charge-off data for each loan category. The second calculation is qualitative and takes into consideration five major factors affecting the level of loan loss risk: portfolio risk migration patterns (internal credit quality trends); the growth of the segments of the loan portfolio; economic and business environment trends in the Bank's markets (includes review of bankruptcy, unemployment, population, consumer spending and regulatory trends); industry, geographical and product concentrations in the portfolio; and the perceived effectiveness of managerial resources and lending practices and policies. These two allowance calculations are added together to determine the general allocation ratio, which is applied to the four homogenous loan pools (excluding commercial loan balances with specific loan loss allocations). The allowance levels computed from the specific and general loan loss allocation methods are combined to derive the necessary allowance for loan loss to be reflected on the Consolidated Statement of Condition.

The loan loss provision is calculated by subtracting the previous period allowance for loan loss, net of the interim period net charge-offs, from the current required allowance level. This provision is then booked as an expense in the income statement for that period.

The loan review department, senior credit officers, executive management and the loan committee of the Board of Directors all examine the results of the allowance for loan loss process in detail and determine if it is adequate each quarter. Management is committed to continually improving the credit assessment and risk management capabilities of the Bank and will dedicate the resources necessary to ensure advancement in this critical area of operations.

The allowance for loan loss was increased to $26.3 million at year-end 2002 versus $23.9 million at the end of 2001. The $2.4 million increase was due to $74 million more loans outstanding, a year-end update of the historical component of the general allocation calculation (2002's high commercial charge-off ratio replaced 1999's comparatively low ratio), and higher commercial loan specific allocations ($5.1 or 0.79% of the commercial portfolio at December 31, 2002 versus $4.3 million or 0.65% at year-end 2001).

As a percent of total loans, the allowance for loan loss ratio increased to 1.46% for year-end 2002 versus 1.38% last year. As of September 30, 2002, the Company's reserve ratio of 1.35% was 20 basis points below the peer median, while the coverage of nonperforming loans at 197% was above the norm of 188% (61st percentile). Management believes year-end 2002 coverage at 226% to be adequate in light of the probable losses in the Company's loan portfolio.

The loan loss provision as percentage of average loans increased from 0.45% in 2001 to 0.69% for all of this year. The annualized provision ratio for the nine months ended September 30, 2002 of 0.55% was slightly above the peer norm of 0.53%. Due to higher net charge-offs in 2002 and management's assessment of the probable losses in the loan portfolio as discussed above, loan loss provision increased by $5.1million or 72% in 2002. Loan loss provision covered net charge-offs by 125% this year versus 108% in 2001.

Changes in the allowance for loan losses for the last five years is as follows:


                   Table 17: Allowance for Loan Loss Activity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      As of December 31,
------------------------------------------------------------------------------------------------------------------------------------
(000's omitted)                                                     2002          2001          2000          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Amount of loans outstanding at end of period .................   $1,806,905    $1,732,870    $1,515,877    $1,425,773    $1,293,135
------------------------------------------------------------------------------------------------------------------------------------
Daily average amount of loans (net of unearned discount) .....   $1,759,564    $1,580,870    $1,484,945    $1,343,652    $1,257,059
------------------------------------------------------------------------------------------------------------------------------------

Balance of allowance for loan losses at beginning of period ..   $   23,901    $   20,035    $   18,528    $   17,059    $   16,996

Loans charged off:
  Commercial, financial, and agricultural ....................        5,071         2,310         3,273         1,218         1,011
  Real estate ................................................          249           290           250           272           280
  Installment and check credit ...............................        6,695         6,062         3,957         4,474         5,583
------------------------------------------------------------------------------------------------------------------------------------
     Total loans charged off .................................       12,015         8,662         7,480         5,964         6,874

Recoveries of loan previously charged off:
  Commercial, financial and agricultural .....................          281           313           148           526           432
  Real estate ................................................          119            56           103            30            32
  Installment and check dredit ...............................        1,823         1,709         1,014         1,021           810
------------------------------------------------------------------------------------------------------------------------------------
     Total recoveries ........................................        2,223         2,078         1,265         1,577         1,274
------------------------------------------------------------------------------------------------------------------------------------

Net loans charged off ........................................        9,792         6,584         6,215         4,387         5,600
Provision for loan losses ....................................       12,222         7,097         7,722         5,856         5,663
Reserve on acquired loans (1) ................................            0         3,353             0             0             0
------------------------------------------------------------------------------------------------------------------------------------
Balance of allowance for loan losses at end of period ........   $   26,331    $   23,901    $   20,035    $   18,528    $   17,059
====================================================================================================================================

Ratio of net charge-offs to average loans outstanding ........         0.56%         0.42%         0.42%         0.33%         0.45%

(1) This reserve addition is attributable to loans purchased from Citizens National Bank of Malone and FleetBoston Financial Corporation in 2001.

The following table shows management's allocation of the allowance for loan losses by loan type as of December 31:


                                              Table 18: Allowance for Loan Losses by Loan Type

------------------------------------------------------------------------------------------------------------------------------------
                                      2002                 2001                 2000                 1999                1998
------------------------------------------------- -------------------- -------------------- -------------------- -------------------
                               Amount               Amount               Amount               Amount               Amount
                                 of        Loan       Of        Loan       Of        Loan       of        Loan       of       Loan
(000's omitted)               Allowance     Mix    Allowance     Mix    Allowance     Mix    Allowance     Mix    Allowance    Mix
------------------------------------------------- -------------------- -------------------- -------------------- -------------------
Commercial, financial and
  agricultural .............   $16,765      15.7%   $14,417      17.3%   $ 7,386      17.4%   $ 5,850      17.3%   $ 7,441     19.3%
Real
estate .....................       563      58.8%       473      58.0%     1,635      55.6%     1,933      55.2%     1,751     51.5%
mortgages
Installment ................     8,894      25.5%     8,903      24.7%     8,162      27.0%     7,474      27.5%     4,663     29.2%
Unallocated ................       109                                                            108     2,852      3,271    3,204
------------------------------------------------- -------------------- -------------------- -------------------- -------------------
Total ......................   $26,331     100.0%   $23,901     100.0%   $20,035     100.0%   $18,528     100.0%   $17,059    100.0%
====================================================================================================================================

Funding Sources

Typical of most commercial banking institutions today is the need to rely on a variety of funding sources to support the earning asset base as well as to achieve targeted growth objectives. There are three primary sources of funding that comprise CBSI's overall funding matrix, which considers maturity, stability, and price: deposits of individuals, partnerships and corporations (IPC deposits); collateralized municipal deposits (public funds); and capital market borrowings.


                            Table 19: Source of Funds
                          Average 4th Quarter Balances
                                ($ million and %)

--------------------------------------------------------------------------------
                              2002      Mix     2001      Mix     2000      Mix
--------------------------------------------- ----------------  ----------------
IPC deposits .............   $2,378    77.6%   $2,130    78.3%   $1,713    70.9%
Public funds .............      161     5.3%      170     6.3%      236     9.8%
Capital borrowings .......      524    17.1%      419    15.4%      467    19.3%
--------------------------------------------- ----------------  ----------------
  Total fund sources .....   $3,063   100.0%   $2,719   100.0%   $2,416   100.0%
================================================================================

The Company's funding matrix continues to benefit from a high level of IPC deposits, which reached an all-time record with a fourth quarter average of $2.378 billion, an increase of $248 million or 11.6% over the comparable 2001 period. This is largely due to the $470 million in deposits acquired from the 36 former FleetBoston branches in November 2001. From the acquisition date through year-end 2002, IPC deposits in the acquired branches have increased 4.1%. IPC deposits are frequently considered to be a bank's most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and represent a strong customer base for which a variety of loan, deposit and other financial service-related products can be cross-sold.

The mix of CBSI's deposits changed only modestly, with the average fourth quarter time deposit mix dropping from 49% of IPC deposits in 2001 to 45% in 2002. This decrease largely reflects certain customer preferences not to renew at current rates, often placing the funds in non-CD accounts at the Bank for the time being. A higher mix of money market and checking deposits in the fourth quarter of 2002 versus the year-earlier period was not unexpected given the interest rate environment. Historically low market rates resulted in reduced spreads between CDs and other interest-bearing deposits and lessened the opportunity costs associated with holding demand deposits.

Deposits of local municipalities decreased $9 million or 5.3% during the past year, with balances for fourth quarter 2002 averaging $161 million versus $170 million for the same 2001 quarter. Under New York State Municipal Law, the Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, management considers this source of funding to be equivalent to capital market borrowings. As such, CBSI endeavors to price these deposits at or below alternative capital market borrowing rates. Municipal deposits decreased due to the favorability of the aforementioned borrowing rates in comparison to competitive pricing of the public fund deposits. It should be noted that utilization of municipal deposits has generally been flat to down over the last few years as a percent of total funding sources.

Capital market borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York, Federal Reserve Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. Also considered as borrowings are the $30 million in fixed rate 9.75% Company-Obligated Mandatorily Redeemable Preferred Securities (trust preferred) issued to support 1997's acquisitions and approximately $50 million in floating-rate trust preferred raised to support the FleetBoston branch acquisition. Capital market borrowings averaged $524 million or 17% of total funding sources for fourth quarter 2002, an increase from the fourth quarter 2001 level of $419 million or 15% of total funding. These additional borrowings were used to fund investment purchases made during the first half of 2002. As of December 31, 2002, 54% or $248 million of capital market borrowings (excluding the aforementioned line of credit and trust preferred securities) had remaining terms of one year or less.

During fourth quarter 2002, approximately $11 million in term advances from the Federal Home Loan Bank were prepaid, resulting in a prepayment penalty of $925,000. This strategy was implemented because the cost of replacement debt, including prepayment penalty, was economically justified versus continuing to hold the existing instruments. A similar strategy was executed in third quarter 2001 when $95 million of debt was prepaid, resulting in a penalty of $2.7 million.

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated.


                           Table 20: Average Deposits

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                             2002                         2001                         2000
----------------------------------------------------------------------------- ---------------------------- -------------------------
                                                                   Average                      Average                      Average
                                                     Average         Rate         Average         Rate         Average         Rate
(000's omitted, except rates)                        Balance         Paid         Balance         Paid         Balance         Paid
----------------------------------------------------------------------------- ---------------------------- -------------------------
Noninterest-bearing demand deposits .........       $  441,800       0.00%       $  343,173       0.00%       $  304,107       0.00%
Interest-bearing demand deposits ............          262,313       0.47%          186,032       0.71%          162,065       0.91%
Regular savings deposits ....................          402,728       1.32%          344,906       2.11%          331,987       2.37%
Money market deposits .......................          304,623       1.60%          152,150       2.76%          128,112       3.38%
Time deposits ...............................        1,131,296       3.75%        1,100,850       5.48%          991,754       5.66%
----------------------------------------------------------------------------- ---------------------------- -------------------------
Total average daily
  amount of domestic deposits ...............       $2,542,760       2.12%       $2,127,111       3.44%       $1,918,025       3.65%
====================================================================================================================================

The remaining maturities of time deposits in amounts of $100,000 or more outstanding are summarized below:

                   Table 21 Time Deposit > $100,000 Maturities

--------------------------------------------------------------------------------
                                                          At December 31,
--------------------------------------------------------------------------------
(000's omitted)                                        2002               2001
--------------------------------------------------------------------------------
Less than three months ...................           $ 63,891           $ 78,601
Three months to six months ...............             28,255             37,193
Six months to one year ...................             29,646             22,660
Over one year ............................             35,337             38,548
--------------------------------------------------------------------------------
  Total ..................................           $157,129           $177,002
================================================================================

The following table summarizes the outstanding balance of short-term borrowings of the Company for the years indicated:

                         Table 22: Short-term Borrowings

-------------------------------------------------------------------------------
                                                       At December 31,
-------------------------------------------------------------------------------
(000's omitted, except rates)                 2002          2001          2000
-------------------------------------------------------------------------------
Federal funds purchased ..............     $ 33,000      $ 14,200      $ 48,730
Term borrowings at banks
     90 days or less .................      215,000        31,100       151,100
     Over 90 days ....................            0         1,000             0
-------------------------------------------------------------------------------
          Balance at end of period ...     $248,000      $ 46,300      $199,830
================================================================================

Daily average during the year ........     $141,024      $141,772      $258,985
Maximum month-end balance ............     $244,000      $268,600      $396,990
Weighted average rate during the year          1.83%         4.75%         6.51%
Year-end average rate ................         1.50%         4.16%         7.23%

Investments

The objective of CBSI's investment portfolio is to provide low-risk, quality assets to the statement of condition. This must be accomplished within the following constraints: (a) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (b) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (c) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (d) generating a favorable return without undue compromise of the other requirements.

From December 31, 2001 to December 31, 2002, the book value of CBSI's investment portfolio increased $88 million or 7.8% to $1.2 billion, reflective of purchase strategies largely in the first half of 2002, offset by planned investment runoff and strategic investment sales.

Investment interest income in 2002 was $13.2 million or 18.4% higher than the prior year as a result of $227 million or 22% higher average outstandings, partially offset by a decrease in the average investment yield from 6.96% to 6.74%. This drop occurred because the decrease in taxable yields caused by the overall decrease in market rates more than offset the increased yield and greater mix of tax-exempt holdings, whose maturities were lengthened. Through September 30, 2002, the tax equivalent investment yield was in the exceptional 98th percentile compared to national peer banks in the $3 to $10 billion asset range.

To protect the Bank against exposure to falling interest rates, the bulk of the Bank's 2002 purchases were in intermediate-term municipal bonds and agency securities with a minimum of five years of call protection. Despite a continued falling rate environment, the steepness of the yield curve in 2002 combined with the call-protected yields on this year's investment purchases, allowed for widening spreads over cost of funds on investment transactions.

During 2002, approximately $80 million of investments were sold, resulting in net investment gains of approximately $2.6 million. The sales were based on the Company's total return strategy (see below) or to maintain holdings within investment policy guidelines. Those proceeds that were reinvested resulted in an improved interest rate risk position.

The investment portfolio has essentially no credit risk due to the composition continuing to heavily favor U.S. Agency Debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds insured by third parties. As of year-end 2002, these four AAA-rated (highest possible rating) security types accounted for 98% of the total portfolio excluding Federal Home Loan Bank stock and Federal Reserve Bank stock, or 32%, 11%, 20% and 35% respectively. These four security types comprised 95% of total investments as of December 31, 2001 at 17%, 16%, 36% and 26%, respectively. While a little more than a third of the investment portfolio at year-end 2002 is in municipal bonds, management believes that the tax risk in the Company's municipal investments arising from potential future changes in statutory, judicial and regulatory actions is minimal. The investment portfolio's December 31, 2002 effective duration, which measures price sensitivity, was 3.94 years.

Since 1997, the Company has utilized total return as its primary methodology for managing investment portfolio assets. Under this analytical method, shareholder value is maximized through both interest income and market value appreciation. For the third quarter of 2002, the Company's five-year total return at 8.25% was in the extremely favorable 98th peer percentile per the Investment Performance Digest.

Because nearly all of the Company's investments are classified as available-for sale, any broad change in market value has a significant impact on book equity. As of year-end 2002, the pre-tax net market value gain over book value was $64.6 million versus a gain of $17.4 million as of year-end 2001.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:


                                                 Table 23: Investment Securities

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  At December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                   2002                      2001                      2000
--------------------------------------------------------------------------------- ------------------------- ------------------------
                                                         Amortized                 Amortized                  Amortized
                                                         Cost/Book      Market     Cost/Book      Market      Cost/Book    Market
(000's omitted)                                            Value         Value       Value         Value        Value       Value
--------------------------------------------------------------------------------- ------------------------- ------------------------
Held to Maturity Portfolio:
Obligations of state and politicalsubdivisions .......   $    7,412   $    7,666   $    7,608   $    7,832   $    5,351   $    5,451
--------------------------------------------------------------------------------- ------------------------- ------------------------
  Total ..............................................        7,412        7,666        7,608        7,832        5,351        5,451
================================================================================= ========================= ========================

Available for Sale Portfolio:
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ...............      380,243      411,278      192,111      203,501      300,714      311,348
Obligations of state and political subdivisions ......      404,864      420,605      282,109      277,593      164,110      165,609

Corporate securities .................................       27,972       30,225       43,392       44,399       44,862       44,902
Collateralized mortgage obligations (CMO's) ..........      235,286      245,368      400,100      403,780      273,382      271,825
Mortgage-backed securities ...........................      131,755      137,211      173,978      179,786       98,363       98,024
--------------------------------------------------------------------------------- ------------------------- ------------------------
  Total ..............................................    1,180,120    1,244,687    1,091,690    1,109,059      881,431      891,708
Equity securities (1) ................................       25,814       25,814       25,863       25,863       29,986       29,986
Federal Reserve Bank common stock ....................        5,652        5,652        5,652        5,652        2,536        2,536
--------------------------------------------------------------------------------- ------------------------- ------------------------
  Total ..............................................    1,211,586   $1,276,153    1,123,205   $1,140,574      913,953   $  924,230
                                                                      ==========                ==========                ==========
Net unrealized gain on available for sale
  portfolio ..........................................       64,567                    17,369                    10,277
                                                         ----------                ----------                ----------
     Total carrying value ............................   $1,283,565                $1,148,182                $  929,581
                                                         ==========                ==========                ==========

(1) Includes $24,575, $24,700, and $28,546 of FHLB common stock at December 31, 2002, 2001, and 2000, respectively.

The following table sets forth as of December 31, 2002, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:


                                    Table 24: Maturities of Investment Securites

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     At December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Amount         Amount
                                                               Amount        Maturing       Maturing
                                                              Maturing      After One      After Five       Amount          Total
                                                               Within        Year but       Years but      Maturing       Amortized
                                                              One Year        Within          Within         After        Cost/Book
(000's omitted, except rates)                                  or Less      Five Years      Ten Years      Ten Years        Value
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity Portfolio:
Obligations of state and political subdivisions .........    $    4,307     $    2,373     $      732     $        0     $    7,412
------------------------------------------------------------------------------------------------------------------------------------
     Total ..............................................    $    4,307     $    2,373     $      732     $        0     $    7,412
====================================================================================================================================

Weighted Average Yield for Year(1) ......................          5.10%          6.87%          7.09%          0.00%          5.86%

Available for Sale Portfolio:
U.S. Treasury securities and obligations ................    $      501     $    7,000     $  244,397     $  128,345     $  380,243
  of U.S. government corporations and agencies
Obligations of state and political subdivisions .........         1,400          9,624        133,332        260,508        404,864
Corporate securities ....................................           250              0          8,507         19,215         27,972
Collateralized mortgage obligations (CMO's) .............             0          4,000         48,794        182,492        235,286
Mortgage-backed securities ..............................            49          5,695          6,425        119,586        131,755
------------------------------------------------------------------------------------------------------------------------------------
     Total ..............................................    $    2,200     $   26,319     $  441,455     $  710,146     $1,180,120
====================================================================================================================================
Weighted Average Yield for Year(1) ......................          6.61%          6.73%          6.37%          6.19%          6.27%

(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 35%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

Market Risk/Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices. The Company's primary market risk exposure is to interest rate risk. The ongoing monitoring and management of this risk, over both a short-term tactical and longer-term strategic time horizon, is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors and reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Management Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends.

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

Changes in net interest income are reviewed after subjecting the balance sheet to an array of treasury yield curve possibilities. The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on December 31, 2002, assuming no growth in the balance sheet, and assuming an instantaneous 200 basis point increase and 100 basis point decrease in the prime rate, federal funds rate and the entire treasury yield curve. This test is one that is suggested by the Company's regulators (the Office of the Comptroller of the Currency), and represents conditions that are largely theoretical as compared to the "management model" discussed below.

                           Table 25: Regulatory Model

                             Net Interest Income
    Rate Change      Dollar Change During First 12 Months
  In Basis Points         Versus No Change In Rates           Percent Change
-----------------------------------------------------------------------------
     + 200 bp                    $2.2 million                      1.7%
     - 100 bp                   -$2.0 million                     -1.6%

When compared to no change in interest rates during the first 12 months, net interest income performs better in the rising rate environment than in the falling rate environment due in large part to significant levels of core deposits, which are not as volatile in terms of rate movement as are other funding sources.

Additionally, to consider balance sheet growth and the steepness in slope of the treasury yield curve as of year-end 2002, a second group of simulations was performed based on what the Company believes to be conservative levels of balance sheet growth-- low single digit growth in loans and deposits along with natural run-off of investments, augmented by any necessary changes in borrowings, with no growth in other major portions of the balance sheet. On that basis, a variety of scenarios was tested, including moving Prime and Fed Funds up 200 basis points and down 100 basis points over a 12 month period while flattening the long end of the treasury curve to spreads over fed funds that are more consistent with historical norms.

                           Table 26: Management Model

                             Net Interest Income
    Rate Change      Dollar Change During First 12 Months
  In Basis Points         Versus No Change In Rates           Percent Change
-----------------------------------------------------------------------------
     + 200 bp                    $2.8 million                      2.2%
     - 100 bp                   -$3.0 million                     -2.4%

This test is considered by Company management to be a more realistic measure of interest rate risk when compared to no change in rates over the first 12 months. Nonetheless, the analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on and off-balance sheet funding are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of year-end 2002, this ratio was 16.2% and 16.1%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how current liquidity levels could change over time. This five-year measure reflects ample liquidity for loan growth over the next five years.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) risks related to credit quality, interest rate sensitivity and liquidity; (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) inflation, interest rate, market and monetary fluctuations;
(5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (6) changes in consumer spending, borrowing and savings habits; (7) technological changes; (8) any acquisitions or mergers that might be considered by the Company and the costs and factors associated therewith; (9) the ability to maintain and increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States; (11) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (12) the costs and effects of litigation and of any adverse outcome in such litigation;
(13) other risk factors outlined in the Company's filings with the Securities and Exchange Commission from time to time; and (14) the success of the Company at managing the risks of the foregoing.

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

New Accounting Pronouncements

See Accounting Pronouncement Section of Note A of the notes to the consolidated financial statements on page 44.

Item 8,  Financial Statements and Supplementary Data

The following consolidated financial statements and independent accountant's reports of Community Bank System, Inc. and subsidiaries are contained on pages 42 through 66 of this item.

-     Consolidated Statements of Condition--
      December 31, 2002 and 2001

-     Consolidated Statements of Income -
      Years ended December 31, 2002, 2001, and 2000

- Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2002, 2001, and 2000

-     Consolidated Statements of Cash Flows -
      Years ended December 31, 2002, 2001, and 2000

-     Notes to Consolidated Financial Statements -
      December 31, 2002

-     Report of Independent Accountants

Quarterly Selected Data (Unaudited) for 2002 and 2001 are contained on page 67.

CONSOLIDATED STATEMENTS OF CONDITION
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Share Data)


------------------------------------------------------------------------------------------------
                                                                    December 31,     December 31,
                                                                        2002             2001
------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents .....................................     $   113,531      $   106,554
Investment securities .........................................       1,283,565        1,148,182
  (approximate fair value of $1,283,819 and $1,148,406)

Loans .........................................................       1,806,905        1,732,870
Allowance for loan losses .....................................          26,331           23,901
-------------------------------------------------------------------------------------------------
Net loans .....................................................       1,780,574        1,708,969

Premises and equipment, net ...................................          56,997           53,266
Accrued interest receivable ...................................          22,772           22,562

Core deposit intangibles, net .................................          30,769           36,722
Goodwill, net .................................................         104,059           19,814
Other intangibles, net (See note A ) ..........................               0           85,806
-------------------------------------------------------------------------------------------------
Intangible assets, net ........................................         134,828          142,342

Other assets ..................................................          41,937           28,958
-------------------------------------------------------------------------------------------------
TOTAL ASSETS ..................................................     $ 3,434,204      $ 3,210,833
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
  Noninterest bearing .........................................     $   439,075      $   447,544
  Interest bearing ............................................       2,066,281        2,098,426
-------------------------------------------------------------------------------------------------
Total deposits ................................................       2,505,356        2,545,970

Federal funds purchased .......................................          33,000           14,200
Borrowings ....................................................         430,000          263,100
Company obligated mandatorily redeemable preferred
  securities of subsidiaries, Community Capital
  Trust I-III, holding solely junior subordinated
  debentures of the Company ...................................          77,375           77,819
Accrued interest and other liabilities ........................          63,435           41,764
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES .............................................       3,109,166        2,942,853
-------------------------------------------------------------------------------------------------

Shareholders' equity:
Common stock no par $1.00 stated value for 2002 and 2001;
  20,000,000 share authorized; 12,978,554 and
  12,902,812 shares outstanding for 2002 and
  2001, respectively ..........................................          12,979           12,903
Surplus .......................................................          79,058           77,710
Undivided profits .............................................         194,483          170,472
Accumulated other comprehensive income ........................          38,551            7,281
Employee stock plan - unearned ................................             (33)            (386)
-------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY ....................................         325,038          267,980
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................     $ 3,434,204      $ 3,210,833
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
(In Thousands, Except Per-Share Data)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Years Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            2002            2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans .....................................................       $ 130,860       $ 132,014        $ 130,207
  Interest and dividends on investments:
    Taxable ......................................................................          56,904          55,012           50,885
    Nontaxable ...................................................................          17,100          10,274            7,847
  Interest on federal funds sold and deposits with other banks ...................               6             550              635
------------------------------------------------------------------------------------------------------------------------------------
Total interest income ............................................................         204,870         197,850          189,574
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits ...........................................................          53,878          73,163           69,921
  Interest on federal funds purchased ............................................             511             883            3,411
  Interest on short-term borrowings ..............................................           2,075           5,855           16,304
  Interest on mandatorily redeemable preferred securities of subsidiaries ........           5,762           4,540            2,932
  Interest on long-term borrowings ...............................................          14,794          16,754            6,573
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense ...........................................................          77,020         101,195           99,141
------------------------------------------------------------------------------------------------------------------------------------

Net interest income ..............................................................         127,850          96,655           90,433
Less:  Provision for loan losses .................................................          12,222           7,097            7,722
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses ..............................         115,628          89,558           82,711
------------------------------------------------------------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services ..............................................           3,269           3,080            3,251
  Service charges on deposit accounts ............................................          13,059           9,999            8,385
  Commissions and advisory fees on investment products ...........................           6,391           6,085            4,924
  Other service charges, commissions and fees ....................................           7,980           7,050            6,541
  Other operating income, net ....................................................             228             290              183
  Net investment security gain (loss) and loss on early
    retirement of long-term borrowings ...........................................           1,673            (113)            (159)
------------------------------------------------------------------------------------------------------------------------------------
Total other income ...............................................................          32,600          26,391           23,125
------------------------------------------------------------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits .................................................          48,168          41,045           36,743
  Occupancy expense, net .........................................................           8,155           6,122            5,084
  Equipment and furniture expense, net ...........................................           7,539           6,075            5,224
  Amortization of intangible assets ..............................................           5,953           6,679            4,891
  Legal and professional fees ....................................................           3,342           2,859            2,336
  Data processing expenses .......................................................           7,187           5,120            4,526
  Office supplies ................................................................           2,321           1,995            1,696
  Acquisition and unusual expenses ...............................................             700           8,164              400
  Other ..........................................................................          12,459          10,947           10,034
------------------------------------------------------------------------------------------------------------------------------------
Total other expenses .............................................................          95,824          89,006           70,934
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes .......................................................          52,404          26,943           34,902
Income taxes .....................................................................          13,887           7,814           10,003
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME .......................................................................       $  38,517       $  19,129        $  24,899
====================================================================================================================================
Earnings per share - Basic .......................................................       $    2.97       $    1.64        $    2.34
====================================================================================================================================
Earnings per share - Diluted .....................................................       $    2.93       $    1.62        $    2.32
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
Years ended December 31, 2000, 2001 and 2002
(In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                         Common Stock                                                   Other    Employee
                                    ----------------------                                   Compre-   Compre-    Stock
                                        Shares                         Undivided  Treasury   hensive   hensive    Plan -
                                     Outstanding    Amount   Surplus    Profits    Stock      Income    Income   Unearned    Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999 ......   10,657,770   $11,206   $37,682   $149,131   $(14,719)            $(17,581)  $ (14)  $ 165,705

  Net income - 2000 ...............                                      24,899              $24,899                         24,899
                                                                                             -------
  Other comprehensive income,
    before tax:
    Unrealized gains on
securities:
       Unrealized holding gains
         arising during period ....                                                           39,053
       Reclassification
         adjustment for losses
         included in net income ...                                                              159
                                                                                             -------
  Other comprehensive income,
    before tax ....................                                                           39,212
  Income tax expense related
    to other comprehensive income .                                                          (15,665)
                                                                                             -------
  Other comprehensive income,
    net of tax ....................                                                           23,547     23,547              23,547
                                                                                             -------
  Comprehensive income ............                                                          $48,446
                                                                                             =======
  Dividends declared:
    Common, $1.04 per share .......                                     (10,113)                                            (10,113)
  Common stock issued under
    employee stock plan ...........        2,127         2        29                                                  9          40
  Treasury stock purchased ........     (100,000)                                   (2,287)                                  (2,287)
-------------------------------------------------------------------------------------------           ------------------------------
Balance at December 31, 2000 ......   10,559,897   $11,208   $37,711   $163,917   $(17,006)            $  5,966   $  (5)  $ 201,791

  Net income - 2001 ...............                                      19,129              $19,129                         19,129
                                                                                             -------
  Other comprehensive income,
    before tax:
    Minimum pension liability
      adjustment ..................                                                           (5,016)
    Unrealized gains on securities:
      Unrealized holding gains
        arising during period .....                                                            9,638
      Reclassification
        adjustment for gains
        included in net income ....                                                           (2,546)
                                                                                             -------
  Other comprehensive income,
    before tax ....................                                                            2,076
  Income tax expense related
    to other comprehensive
    income ........................                                                             (761)
                                                                                             -------
  Other comprehensive income,
    net of tax ....................                                                            1,315      1,315               1,315
                                                                                             -------
  Comprehensive income ............                                                          $20,444
                                                                                             =======
  Dividends declared:
    Common, $1.08 per share .......                                     (12,574)                                            (12,574)
  Issuance of common stock ........    1,308,800     1,309    30,755                                                         32,064
  Common stock issued under
    employee stock plan ...........       82,546        83     1,338                                               (381)      1,040
  Fractional shares redeemed ......         (431)       (1)      (12)                                                           (13)
  Stock issued for acquisition ....      952,000       304     7,918                17,006                                   25,228
-------------------------------------------------------------------------------------------           ------------------------------
Balance at December 31, 2001 ......   12,902,812   $12,903   $77,710   $170,472   $      0             $  7,281   $(386)  $ 267,980

  Net income - 2002 ...............                                      38,517              $38,517                         38,517
                                                                                             -------
  Other comprehensive income,
    before tax:
    Minimum pension liability
        adjustment ................                                                            4,919
    Unrealized gains on securities:
      Unrealized holding gains
        arising during period .....                                                           49,796
      Reclassification adjustment
        for gains included
        in net income .............                                                           (2,598)
                                                                                             -------
  Other comprehensive income,
    before tax ....................                                                           52,117
  Income tax expense related
    to other comprehensive
    income ........................                                                          (20,847)
                                                                                             -------
  Other comprehensive income,
    net of tax ....................                                                           31,270     31,270              31,270
                                                                                             -------
  Comprehensive income ............                                                          $69,787
                                                                                             =======
  Dividends declared:
    Common, $1.12 per share .......                                     (14,506)                                            (14,506)
  Common stock issued under
    employee stock plan ...........       75,742        76     1,348                                                353       1,777
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002 ......   12,978,554   $12,979   $79,058   $194,483   $      0             $ 38,551   $ (33)  $ 325,038
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, except Share Data)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Years Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2002          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income .............................................................................    $  38,517     $  19,129     $  24,899
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation .......................................................................        6,596         5,049         4,072
      Amortization of intangible assets ..................................................        5,953         6,679         4,891
      Net amortization of security premiums and discounts ................................        3,358         2,229           439
      Amortization of discount on loans ..................................................         (102)         (199)         (311)
      Amortization of unearned compensation and discount on junior subordinated debentures          443           276            16
      Provision for loan losses ..........................................................       12,222         7,097         7,722
      Provision (benefit) for deferred taxes .............................................        4,458          (835)          412
      Loss on early retirement of long-term borrowings ...................................          925         2,659             0
      (Gain) loss on sale of investment securities .......................................       (2,598)       (2,546)          159
      Loss (gain) on sale of loans and other assets ......................................          100          (283)         (236)
      Change in interest receivable ......................................................         (210)        1,276        (4,308)
      Change in other assets and other liabilities .......................................      (11,586)        5,349        (5,850)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities ........................................       58,076        45,880        31,905
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities ...........................................       96,294       141,959        16,811
  Proceeds from maturities of held-to-maturity investment securities .....................        4,521         6,172         3,727
  Proceeds from maturities of available-for-sale investment securities ...................      197,928       205,135        51,799
  Purchases of held-to-maturity investment securities ....................................       (4,095)       (4,380)       (4,035)
  Purchases of available-for-sale investment securities ..................................     (383,598)     (514,132)     (142,671)
  Net change in loans outstanding ........................................................      (83,789)       12,607       (96,220)
  Premium paid on acquisition of business ................................................            0        (1,830)       (6,134)
  Cash received in acquisitions ..........................................................            0       212,353             0
  Capital expenditures, net ..............................................................       (8,831)       (7,730)       (5,304)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities ....................................     (181,570)       50,154      (182,027)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts ......................       25,005       206,490         9,236
  Net change in certificates of deposit ..................................................      (65,619)     (166,998)       94,569
  Net change in federal funds purchased ..................................................       18,800       (34,530)       16,280
  Net change in term borrowings ..........................................................      165,475      (140,609)       (7,900)
  Proceeds from issuance of redeemable preferred securities ..............................            0        47,967             0
  Issuance of common stock, net of issuance costs ........................................        1,151        32,837            29
  Treasury stock purchased ...............................................................            0             0        (2,287)
  Cash dividends paid ....................................................................      (14,228)      (10,980)       (9,998)
  Other financing activities .............................................................         (113)         (113)         (101)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash  provided (used) by financing activities ...................................      130,471       (65,936)       99,828
------------------------------------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents ......................................................        6,977        30,098       (50,294)
Cash and cash equivalents at beginning of year ...........................................      106,554        76,456       126,750
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR .................................................    $ 113,531     $ 106,554     $  76,456
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ...................................................................    $  79,038     $ 103,664     $  97,326
Cash paid for income taxes ...............................................................    $   6,429     $   8,082     $   9,876
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Dividends declared and unpaid ............................................................    $   3,760     $   3,482     $   1,888
Gross change in unrealized gains on available-for-sale securities ........................    $  47,198     $   7,092     $  39,212
Minimum pension liability adjustment .....................................................    $  (4,919)    $   5,016     $       0
Bank and branch acquisitions:
  Fair value of assets acquired ..........................................................    $       0     $ 382,560     $       0
  Liabilities assumed ....................................................................    $       0     $ 569,685     $       0
  Common stock issued, including treasury stock of $17,006 ...............................    $       0     $  25,228     $       0
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. is a one-bank holding company which wholly-owns seven subsidiaries: Community Bank, N.A. (the Bank), Community Capital Trust I, II, and Community Statutory Trust III subsidiary business trusts, Benefit Plans Administrative Services, Inc. (BPA), CFSI Closeout Corp. (CFSICC), and First of Jermyn Realty Co. (FJRC). Community Capital Trust I was formed in February 1997 for the purpose of issuing mandatorily redeemable convertible securities which are considered Tier I capital under regulatory capital adequacy requirements (see Note P). In July 2001, Community Capital Trust II and Community Statutory Trust III were formed to issue Company-obligated pooled capital securities which are considered Tier I capital under regulatory capital adequacy requirements. BPA provides pension administration and consulting services to sponsors of defined benefit and defined contribution plans. CFSICC and FJRC are inactive companies. The Bank operates 112 customer facilities throughout the Northern, the Finger Lakes, and the Southern Tier regions of New York State, as well as Northeastern Pennsylvania, and owns the following subsidiaries: Community Financial Services, Inc. (CFSI), Community Investment Services, Inc. (CISI), CBNA Treasury Management Corporation (TMC), CBNA Preferred Funding Corporation
(PFC), Elias Asset Management, Inc. (EAM) and First Liberty Service Corp.
(FLSC). CFSI offers insurance and investment products. CISI provides broker-dealer and investment advisory services. TMC operates the cash management, investment, and treasury functions of the Bank. PFC primarily engages in investing of residential real estate loans. EAM provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking related services to the Pennsylvania branches of the Bank.

Basis of Presentation

All amounts except share, per-share and rates are presented in thousands.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates include the allowance for loan losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, fair value of investment securities, and fair value methodologies used to review the carrying value of goodwill.

Risk and Uncertainties

In the normal course of its business, the Company encounters economic and regulatory risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects potential changes in the value of collateral underlying loans, the fair value of investment securities, and loans held for sale.

The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances, and operating restrictions resulting from the regulators' judgements based on information available to them at the time of their examinations.

Business Combinations

Since the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," business combinations initiated after June 30, 2001, are required to be accounted for under the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair value as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Prior to SFAS 141, certain business combinations were accounted for under the pooling-of-interests method, which required the retroactive combining of the assets, liabilities, shareholders' equity, and results of operations of the merged entity with the Company's respective accounts at historical amounts. Prior period financial statements were restated to give effect to business combinations accounted for under this method.

Revenue Recognition

The Company recognizes income on an accrual basis. TMC recognizes interest income on its investment assets using the interest method and recognizes management fee income for its treasury and investment management services rendered to the Bank and PFC. CISI and CFSI both recognize fee income when insurance and investment products are sold to the public. EAM provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed. PFC recognizes interest income on real estate mortgages using the interest method and a management fee for services it provides to the Bank. FLSC earns a fee from the Bank for the personnel and management services it provides to the Pennsylvania division of the Bank. BPA performs actuarial and recordkeeping services and earns its income over the portion of the contract period during which service is performed. Community Capital Trust I and II and Community Statutory Trust III earn interest income on their investment in Junior Subordinated Debentures of the Parent Company using the interest method. All intercompany fees and interest income and expense among related entities eliminate in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment Securities

The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities has been classified as trading securities. Equity securities are stated at cost and include stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as other operating income, net.

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

Interest on commercial loans and mortgages is accrued and credited to operations based upon the principal amount outstanding. Unearned discount on installment loans is recognized as income over the term of the loan, principally by the actuarial method. Non-refundable loan fees and related direct costs are included in the loan balances and are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method.

Impaired and Other Nonaccrual Loans

The Company places a loan on nonaccrual status when the loan is more than ninety days past due (or sooner, if management concludes collection of interest is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection. A loan may be placed on nonaccrual status earlier than ninety days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is charged against interest income. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis. Nonaccrual loans are returned to accrual status when management determines that the borrower's performance has improved and that both principal and interest are collectible. This generally requires a sustained period of timely principal and interest payments.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.

Allowance for Loan Losses

When appropriate, an impaired loan is assigned a specific allowance. Specific loan loss allocations for certain identified commercial customers are considered and revised as necessary. Charge-off of these commercial customers are taken against the specific allocations before being applied against the general reserve. General allocations on the commercial, residential and consumer loan portfolios are reviewed and recalculated quarterly based on historical loss experience and various qualitative judgement factors. These qualitative factors include changes in national and local economic and business conditions, changes in experience, ability and depth of lending management, changes in the portfolio mix and risk profile, and changes in the growth of the loan portfolios. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.

The allowance for loan losses reflects management's best estimate of probable loan losses in the Company's loan portfolio. Determination of the allowance for loan losses is inherently subjective. It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

Intangible Assets

Intangible assets represent core deposit intangibles and goodwill arising from acquisitions. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 147, "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Under the provisions of SFAS 142 and SFAS 147, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Core deposit intangibles continue to be amortized on either an accelerated or straight-line basis over periods ranging from 7 to 15 years. Prior to the adoption of SFAS 142 and SFAS 147, the Company's goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years. Note F includes a summary of the Company's core deposit intangibles and goodwill as well as further detail about the impact of the adoption of SFAS 142 and SFAS 147.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Computer software costs that are capitalized only include external direct costs of obtaining and installing the software. The annual provision for depreciation is computed using the straight-line method over the assets' estimated useful lives. Maintenance and repairs are charged to expense as incurred.

Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance plus settlement costs, or fair value less estimated costs of disposal. At December 31, 2002 and 2001, other real estate, included in other assets, amounted to $704 and $1,427, respectively.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of transfer and are amortized in proportion to and over the period of estimated net servicing income or loss. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the servicing cost per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment using these same market assumptions. At December 31, 2002 and 2001, mortgage servicing rights, included in other assets, amounted to $283 and $567, respectively.

Deposits

The fair values of demand and savings deposits are based on carrying values. The carrying amounts for variable rate money market accounts and certificates of deposit approximate their fair values. Fair values for fixed rate certificates of deposit are estimated using discounted cash flows and interest rates currently being offered on similar certificates. The carrying value of accrued interest approximates fair value.

Borrowings

The carrying amounts of federal funds purchased and short-term borrowings approximate their fair values. Fair values for long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.

Since the Company considers debt extinguishments in its interest rate risk strategy, any prepayment penalties incurred on long-term borrowings are presented in the other income section of the consolidated statements of income.

Treasury Stock

Treasury stock purchases are recorded at cost. The Company purchases treasury stock primarily for strategic purposes. During 2001, the Company issued 648,100 shares of treasury stock in connection with the acquisition of Citizens National Bank of Malone.

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

Retirement Benefits

The Company has established tax-qualified retirement plans covering substantially all full-time employees and certain part-time employees. The Company also provides post-retirement benefits for eligible retired employees and dependents. Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans. In addition, the Company has unfunded deferred compensation and supplemental executive retirement plans for selected current and former employees and officers that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. These plans are nonqualified under the Internal Revenue Code, and assets used to fund benefit payments are not segregated from other assets of the Company; therefore, in general, a participant's or beneficiary's claim to benefits under these plans is as a general creditor.

Assets Under Management

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Substantially all fees associated with providing management services are recorded on an accrual basis of income and are included in other income. Assets under management at December 31, 2002 and 2001 were $1,364,000 and $1,385,000, respectively.

Earnings Per Share

Basic-earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted-earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares which would be outstanding if all the in-the-money options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.

Stock-Based Compensation

The Company accounts for stock awards issued to directors, officers and key employees using the intrinsic value method. This method requires that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally does not recognize compensation expense related to stock awards because the stock awards generally have fixed terms and exercise prices that are equal to or greater than the fair value of the Company's common stock at the grant date.

SFAS 123, "Accounting for Stock-Based Compensation," requires companies that use the "intrinsic value method" to account for stock compensation plans to provide pro forma disclosures of the net income and earnings per share effect of stock options using the "fair value method." Under the intrinsic value method, the excess of the fair value of the stock over the exercise price is recorded as expense on the date at which both the number of shares the recipient is entitled to receive and the exercise price are known.

Management estimated the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an option, but it is commonly used for this purpose.

The Black-Scholes model requires several assumptions, which management developed based on historical trends and current market observations. These assumptions include:

--------------------------------------------------------------------------------
                                           2002           2001          2000
--------------------------------------------------------------------------------
Weighted-average expected life ....            6.74       7.02             7.11
Future dividend yield .............            3.00%      3.00%            3.00%
Share price volatility ............           27.82%     28.14%           29.15%
Weighted average risk-free
  interest rate ...................    3.814%-5.157%      5.11%      4.65%-6.93%
================================================================================

If these assumptions are not accurate, the estimated fair value used to derive the information presented in the following table also will be inaccurate. Moreover, the model assumes that the estimated fair value of an option is amortized over the option's vesting period and would be included in personnel expense on the income statement. The pro forma impact of applying the fair value method of accounting for the years shown below may not be indicative of the pro forma impact in future years.

--------------------------------------------------------------------------------
                                     2002              2001              2000
--------------------------------------------------------------------------------
Net Income:
   As reported ...........        $   38,517        $   19,129        $   24,899
   Pro forma
                                  $   37,825        $   18,333        $   24,282
Earnings per share:
   As reported:
      Basic ..............        $     2.97        $     1.64        $     2.34
      Diluted ............        $     2.93        $     1.62        $     2.32
   Pro forma:
      Basic ..............        $     2.92        $     1.57        $     2.28
      Diluted ............        $     2.87        $     1.55        $     2.27
================================================================================

Fair Values of Financial Instruments

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107, "Disclosures about Fair Value of Financial Instruments," excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair values of investment securities, loans, deposits, and borrowings have been disclosed in footnotes C, D, G, and H, respectively.

Accounting Pronouncements

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, including long-term customer relationships of a financial institution, such as core deposit intangibles. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. Effective January 1, 2002, the Company adopted this pronouncement, which had no impact on the financial condition or results of operations for the year ended December 31, 2002.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. This Statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The Statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The Company adopted this pronouncement as of July 1, 2002. As a result, gains and losses from debt extinguishments have been presented in the other income section of the consolidated statements of income and all prior periods have been restated.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This pronouncement does not have a significant impact on the Company's financial condition or results of operations for the year ended December 31, 2002.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation using the intrinsic value method but will provide pro forma disclosures of the net income and earnings per share effect of stock options using the "fair value method" in its annual and interim financial statements.

See Note F for discussion of recent accounting pronouncements regarding goodwill and intangible assets.

NOTE B:  ACQUISITIONS

FleetBoston Financial Corporation

On November 16, 2001, the Company acquired 36 branches from FleetBoston Financial Corporation with $470 million in deposits and $177 million in loans. The branches are located in the Southwestern and Finger Lakes Regions of New York State. The acquisition has been accounted for under the purchase method of accounting. As a result of the acquisition, the Company's core deposit funding increased, and the addition of new markets with expanded lending and financial service opportunities will enable the Company to grow in an increasingly competitive banking environment.

Citizens National Bank of Malone

On January 26, 2001, the Company acquired the $111-million-asset Citizens National Bank of Malone, an eighty-year-old commercial bank with five branches throughout Franklin and St. Lawrence counties in New York State. The Company issued 952,000 shares of its common stock to the former shareholders at a cost of $26.50 per share. All of the 648,100 shares held in the Company's treasury were issued in this transaction. The acquisition has been accounted for under the purchase method of accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates FleetBoston Financial Corporation and Citizens National Bank of Malone were acquired.

--------------------------------------------------------------------------------
                                              FleetBoston   Citizens
                                               Financial  National Bank
(000's omitted)                               Corporation   of Malone    Total
--------------------------------------------------------------------------------
Cash .......................................    $208,576    $  3,777    $212,353
Investments ................................           0      46,029      46,029
Loans, net of allowance for loan losses ....     174,449      57,981     232,430
Premises and equipment, net ................       9,600       1,495      11,095
Other assets ...............................       1,255       1,355       2,610
Core deposit intangibles ...................      28,100           0      28,100
Goodwill ...................................      48,985      13,311      62,296
--------------------------------------------------------------------------------
  Total assets .............................    $470,965    $123,948    $594,913
================================================================================

Deposits ...................................    $470,250    $ 87,671    $557,921
Borrowings .................................           0       9,950       9,950
Other liabilities ..........................         715       1,099       1,814
--------------------------------------------------------------------------------
  Total liabilities ........................    $470,965    $ 98,720    $569,685
================================================================================

First Liberty Bank Corp.

On May 11, 2001, Company completed its acquisition of the $648-million-asset First Liberty Bank Corp. ("First Liberty"). Pursuant to the terms of the merger, each share of First Liberty stock was exchanged for .56 shares of the Company's common stock, which amounted to approximately 3.6 million shares. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB Opinion 16. Accordingly, the consolidated financial statements for the periods presented have been restated to include the combined results of operations, financial position and cash flows of the Company and First Liberty. Certain reclassifications were made to First Liberty's prior year financial statements to conform to the Company's presentation.

Results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

--------------------------------------------------------------------------------
                                                                       For the
                                                 For the Four          Twelve
                                                 Months Ended       Months Ended
                                                   April 30,        December 31,
--------------------------------------------------------------------------------
(000's omitted)                                       2001              2000
--------------------------------------------------------------------------------
NET INTEREST INCOME:
Community Bank System, Inc. ................        $24,742           $71,209
First Liberty Bank Corp ....................          6,112            19,224
--------------------------------------------------------------------------------
Combined ...................................        $30,854           $90,433
================================================================================

NET INCOME:
Community Bank System, Inc. ................        $ 5,874           $20,319
First Liberty Bank Corp ....................          1,765             4,580
--------------------------------------------------------------------------------
Combined ...................................        $ 7,639           $24,899
================================================================================

Elias Asset Management, Inc.

On April 3, 2000, Community Bank System, Inc. acquired all the stock of Elias Asset Management, Inc. (EAM) for cash of $6.5 million. Additional consideration of $3.0 million was recognized in 2001 based upon performance targets set forth within the stock purchase agreement. EAM, based in Williamsville, NY, is a nationally recognized firm with approximately $405 million in assets under management for individuals, corporate pension and profit sharing plans, and foundations as of December 31, 2002. This transaction was accounted for under the purchase method, and the Company recognized $8.0 million of goodwill.

Acquisition and Unusual Expenses

The Company incurred one-time expenses in connection with the above acquisitions. The following table shows the components of acquisition and unusual expenses which are presented in the consolidated statements of income for the years ended December 31:

--------------------------------------------------------------------------------
(000's omitted)                                    2002        2001        2000
--------------------------------------------------------------------------------
Acquisition expenses:
  Legal and professional fees ................    $  455      $2,742      $  371
  Severance and employee benefits ............        97       1,462           0
  Equipment write-downs ......................         0         934           0
  Customer check repurchase ..................        61         811           0
  Other ......................................        87       1,381          29
--------------------------------------------------------------------------------
     Total acquisition expenses ..............       700       7,330         400
--------------------------------------------------------------------------------
Unusual expenses:
  Legal and professional fees ................         0         395           0
  Other ......................................         0         439           0
--------------------------------------------------------------------------------
     Total unusual expenses ..................         0         834           0
--------------------------------------------------------------------------------
     Total acquisition and unusual expenses ..    $  700      $8,164      $  400
================================================================================


NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                      2002                                               2001
--------------------------------------------------------------------------------- --------------------------------------------------
                                               Gross        Gross     Estimated                    Gross        Gross     Estimated
                                Amortized   Unrealized   Unrealized     Fair        Amortized   Unrealized   Unrealized      Fair
(000's omitted)                   Cost         Gains        Gains       Value         Cost         Gains       Losses       Value
--------------------------------------------------------------------------------- --------------------------------------------------
Held to Maturity Portfolio:

Obligations of state and
political subdivisions .....   $    7,412   $      254   $        0   $    7,666   $    7,608   $      224   $        0   $    7,832
--------------------------------------------------------------------------------- --------------------------------------------------
     Total .................        7,412          254            0        7,666        7,608          224            0        7,832
--------------------------------------------------------------------------------- --------------------------------------------------

Available for Sale
  Portfolio:

U.S. Treasury securities
  and obligations
  of U.S. government
  corporations and
  agencies .................      380,243       31,035            0      411,278      192,111       11,390            0      203,501
Obligations of state and
  political subdivisions ...      404,864       15,781           40      420,605      282,109        2,024        6,540      277,593
Corporate securities .......       27,972        2,253            0       30,225       43,392        1,336          329       44,399
Collateralized mortgage
  obligations (CMO's) ......      235,286       10,082            0      245,368      400,100        6,753        3,073      403,780
Mortgage-backed securities .      131,755        5,457            1      137,211      173,978        5,843           35      179,786
--------------------------------------------------------------------------------- --------------------------------------------------
    Total ..................    1,180,120       64,608           41    1,244,687    1,091,690       27,346        9,977    1,109,059
Equity securities ..........       31,466            0            0       31,466       31,515            0            0       31,515
--------------------------------------------------------------------------------- --------------------------------------------------
    Total ..................    1,211,586   $   64,608   $       41   $1,276,153    1,123,205   $   27,346   $    9,977   $1,140,574
                                            =====================================               ====================================
Net unrealized gain on
  available for sale
  portfolio ................       64,567                                              17,369
                               ----------                                         -----------
     Total carrying value ..   $1,283,565                                          $1,148,182
                               ==========                                         ===========

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Held to Maturity                Available for Sale
--------------------------------------------------------------------------------------------------- --------------------------------
                                                                                          Est.                                Est.
                                                                     Carrying            Market          Carrying            Market
(000's omitted)                                                        Value             Value             Value             Value
---------------------------------------------------------------------------------------------------- -------------------------------
Due in one year or less ....................................        $    4,307        $    4,346        $    2,151        $    2,172
Due after one through five years ...........................             2,373             2,520            16,624            17,775
Due after five years through ten years .....................               732               800           386,236           409,157
Due after ten years ........................................                 0                 0           408,068           433,004
--------------------------------------------------------------------------------------------------- --------------------------------
     Total .................................................             7,412             7,666           813,079           862,108
Collateralized mortgage obligations (CMO's) ................                 0                 0           235,286           245,368

Mortgage-backed securities .................................                 0                 0           131,755           137,211
--------------------------------------------------------------------------------------------------- --------------------------------
     Total .................................................        $    7,412        $    7,666        $1,180,120        $1,244,687
====================================================================================================================================

Proceeds from sales of investment securities during 2002, 2001, and 2000 were $81,264, $137,162, and $16,864, respectively. Gross gains of approximately $2,593, $2,964, and $53 for 2002, 2001, and 2000, respectively, and gross losses of $0, $418, and $212 in 2002, 2001, and 2000, respectively, were realized on those sales.

Investment securities with a carrying value of $685,102 and $596,200 at December 31, 2002 and 2001, respectively, were pledged to collateralize deposits and borrowings.

NOTE D:   LOANS

Major classifications of loans at December 31 are summarized as follows:

--------------------------------------------------------------------------------
(000's omitted)                                           2002           2001
--------------------------------------------------------------------------------
Real estate mortgages ............................     $1,062,176     $1,005,558
Commercial, financial and agricultural loans .....        283,273        299,925
Installment loans to individuals .................        436,118        399,368
Other loans ......................................         25,454         28,237
--------------------------------------------------------------------------------
  Gross loans ....................................      1,807,021      1,733,088
Unearned discount ................................            116            218
--------------------------------------------------------------------------------
  Net loans ......................................      1,806,905      1,732,870
Allowance for loan losses ........................         26,331         23,901
--------------------------------------------------------------------------------
Loans, net of allowance for loan losses ..........     $1,780,574     $1,708,969
================================================================================

The estimated fair value of loans at December 31, 2002 and 2001 was $1,841,000 and $1,703,000, respectively. Non-accrual loans of $9,754 and $7,186 at December 31, 2002 and 2001, respectively, are included in net loans.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

--------------------------------------------------------------------------------
(000's omitted)                                         2002              2001
--------------------------------------------------------------------------------
Balance at beginning of year ...............         $ 15,674          $ 19,017
New loans ..................................              287             1,993
Payments ...................................             (226)           (5,336)
--------------------------------------------------------------------------------
Balance at end of year .....................         $ 15,735          $ 15,674
================================================================================

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $103,663, $119,838, and $101,254 at December 31, 2002, 2001, and 2000, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $717 and $883 at December 31, 2002 and 2001, respectively.

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

--------------------------------------------------------------------------------
(000's omitted)                                2002          2001          2000
--------------------------------------------------------------------------------
Balance at beginning of ..............       $23,901       $20,035       $18,528
year
Provision charged to .................        12,222         7,097         7,722
expense
Reserve on acquired loans ............             0         3,353             0
Loans charged off ....................        12,015         8,662         7,480
Recoveries ...........................         2,223         2,078         1,265
--------------------------------------------------------------------------------
Balance at end of year ...............       $26,331       $23,901       $20,035
================================================================================

As of December 31, 2002, the Company had $17,256 in impaired loans. This amount includes $12,608 of impaired loans with a specifically allocated allowance for loan loss of $5,078, and $4,648 of impaired loans with no specifically allocated allowance. As of December 31, 2001, the Company had $21,636 in impaired loans, including $16,032 with a specifically allocated allowance of $4,262, and $5,604 with no specifically allocated allowance.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

--------------------------------------------------------------------------------
(000's omitted)                                            2002            2001
--------------------------------------------------------------------------------
Land and land improvements .....................         $ 8,270         $ 7,665
Bank premises owned ............................          47,129          44,486
Equipment ......................................          39,577          33,595
--------------------------------------------------------------------------------
  Premises and equipment, gross ................          94,976          85,746
Less:  Allowance for depreciation ..............          37,979          32,480
--------------------------------------------------------------------------------
  Premises and equipment, net ..................         $56,997         $53,266
================================================================================

NOTE F:  INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion 17, "Intangible Assets". The statement requires that the Company subject goodwill and other intangible assets to an annual impairment analysis to assess the need to write down the balances and recognize an impairment loss. In addition, amortization of goodwill is no longer being recorded in accordance with this statement. Core deposit intangibles will continue to be amortized.

In October 2002, the FASB issued SFAS 147, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," which addresses financial accounting and reporting for certain intangibles associated with branch acquisitions. This statement removes acquisitions of financial institutions from the scope of SFAS 72 and FASB Interpretation 9. It reclassifies as goodwill certain "unidentified intangible assets" associated with the Company's branch acquisitions dating as far back as 1994. Financial statements are retroactively restated to January 1, 2002 to remove amortization recorded on Other Intangible Assets. Previously, these intangible assets were being regularly amortized. As discussed above, under FASB 142, goodwill is not required to be amortized, but as an asset, is periodically reviewed for impairment.

The pro forma disclosures on net income and earnings per share of SFAS 142 and SFAS 147 for the twelve months ended December 31, 2002, 2001 and 2000 are as follows:

                                              Twelve Months Ended December 31,
--------------------------------------------------------------------------------
($000's omitted except per share amounts)       2002         2001         2000
--------------------------------------------------------------------------------
Reported net income .....................   $   38,517   $   19,129   $   24,899
Goodwill amortization, net of taxes .....                     2,945        1,964
--------------------------------------------------------------------------------
Adjusted net income .....................   $   38,517   $   22,074   $   26,863
================================================================================
Basic earnings per share:
Reported net income .....................   $     2.97   $     1.64   $     2.34
Goodwill amortization, net of taxes .....         0.25         0.18
--------------------------------------------------------------------------------
Adjusted net income .....................   $     2.97   $     1.89   $     2.52
================================================================================
Diluted earnings per share:
Reported net income .....................   $     2.93   $     1.62   $     2.32
Goodwill amortization, net of taxes .....         0.25         0.18
--------------------------------------------------------------------------------
Adjusted net income .....................   $     2.93   $     1.87   $     2.50
================================================================================

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                            As of December 31, 2002                 As of December 31, 2001
-------------------------------------------------------------------------------------------- ---------------------------------------
                                                     Gross                         Net          Gross                          Net
                                                    Carrying     Accumulated     Carrying      Carrying    Accumulated      Carrying
(000's omitted)                                      Amount     Amortization      Amount        Amount     Amortization      Amount
-------------------------------------------------------------------------------------------- ---------------------------------------
Amortized intangible assets:
  Core deposit intangibles ...................      $ 47,366      $(16,597)      $ 30,769      $ 47,366      $(10,644)      $ 36,722
-------------------------------------------------------------------------------------------- ---------------------------------------
     Total amortized intangible assets .......        47,366       (16,597)        30,769        47,366       (10,644)        36,722

Unamortized intangible assets:
  Goodwill ...................................       122,432       (18,373)       104,059       123,993       (18,373)       105,620
-------------------------------------------------------------------------------------------- ---------------------------------------
     Total intangible assets, net ............      $169,798      $(34,970)      $134,828      $171,359      $(29,017)      $142,342
====================================================================================================================================

The decrease of $1,561 in the gross carrying value of goodwill pertains to the FleetBoston acquisition, specifically an adjustment to fair value of the Bank premises and equipment following receipt of an external appraisal and reflecting deferred taxes. The Company completed its goodwill impairment analysis during 2002, and no adjustment was necessary.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2003 ...........   $4,970
2004 ...........    4,753
2005 ...........    4,079
2006 ...........    3,406
2007 ...........    3,406
Thereafter .....   10,155
---------------------------
Total ..........  $30,769
===========================

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

---------------------------------------------------
(000's omitted)               2002           2001
---------------------------------------------------
Demand ................   $  439,075     $  447,544
Savings ...............      962,056        928,582
Time ..................    1,104,225      1,169,844
---------------------------------------------------
  Total deposits ......   $2,505,356     $2,545,970
===================================================

The estimated fair value of deposits at December 31, 2002 and 2001 was approximately $2,523,000 and $2,548,000, respectively.

At December 31, 2002 and 2001, time certificates of deposit in denominations of $100 and greater totaled $157,129 and $177,002, respectively.

The approximate maturities of time deposits at December 31 are as follows:

--------------------------------------------------------------------------------
(000's omitted) ..............................             2002             2001
--------------------------------------------------------------------------------
Three months or less .........................       $  276,298       $  333,002
Over three months through twelve months ......          538,850          596,308
Over one year through three years ............          250,667          191,228
Over three years .............................           38,410           49,306
--------------------------------------------------------------------------------
  Total ......................................       $1,104,225       $1,169,844
================================================================================

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:


----------------------------------------------------------------------------------------------------
(000's omitted)                                                                    2002        2001
----------------------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased ..................................................    $ 33,000    $ 14,200
  Federal Home Loan Bank advances ..........................................     215,000      26,000
  Other short-term borrowings ..............................................           0       6,100
----------------------------------------------------------------------------------------------------
     Total short-term borrowings ...........................................     248,000      46,300
Long-term borrowings:
  Federal Home Loan Bank advances ..........................................     215,000     231,000
  Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures
     of the Company, net of discount of $1,575 and $1,631 ..................      77,375      77,819
----------------------------------------------------------------------------------------------------
       Total long-term borrowings ..........................................     292,375     308,819
----------------------------------------------------------------------------------------------------
         Total borrowings ..................................................    $540,375    $355,119
====================================================================================================

Federal Home Loan Bank advances are secured by a blanket lien on the Company's residential real estate loan portfolio and mortgage-backed securities portfolio.

Long-term borrowings at December 31, 2002 have maturity dates as follows:

-----------------------------------------------------------
                                                Weighted
                                                Average
(000's omitted, except rates)      Amount         Rate
-----------------------------------------------------------
January 23, 2008 ............    $ 10,000         5.44%
January 28, 2008 ............       5,000         5.48%
January 30, 2008 ............      20,000         5.27%
February 4, 2008 ............       5,000         5.45%
April 14, 2010 ..............      25,000         6.35%
September 27, 2010 ..........      50,000         5.88%
October 12, 2010 ............      50,000         5.84%
November 1, 2010 ............      50,000         5.77%
February 3, 2027 ............      29,338         9.75%
July 16, 2031 ...............      24,286         6.13%
July 31, 2031 ...............      23,751         5.49%
-----------------------------------------------------------
  Total .....................    $292,375         6.20%
===========================================================

The estimated fair value of long-term borrowings at December 31, 2002 and 2001 was approximately $345,000 and $339,000 respectively.

In December 2002, the Company prepaid $11,000 of Federal Home Loan Bank advances with maturity dates ranging from December 15, 2003 to December 31, 2004 and a weighted average rate of 6.17%. In September 2001, the Company prepaid $95,000 of Federal Home Loan Bank advances with maturity dates ranging from December 17, 2002 to February 23, 2004 and a weighted average rate of 5.38%. As a result of these prepayments, the Company incurred penalties of $925 and $2,659 in 2002 and 2001, respectively. These penalties have been reflected in the consolidated statements of income as net investment security gains and loss on early retirement of long-term borrowings.

On February 3, 1997, the Company formed a wholly-owned subsidiary business trust, Community Capital Trust I (Trust), for the purpose of issuing Company-Obligated Mandatorily Redeemable Preferred Securities representing undivided beneficial interests in the assets of the Trust. The Trust issued $30,000 of 9.75% preferred securities that are non-voting and mandatorily redeemable in 2027 with a ten-year call provision beginning in 2007 at a premium of 104.54% declining to par in 2017. The Company borrowed the proceeds of the preferred securities from the Trust by issuing Junior Subordinated Debentures having substantially similar terms as the preferred securities. The assets of the Trust include the principal amount of the Company's Junior Subordinated Debentures and related accrued interest and were $32,022 at December 31, 2002. The preferred securities mature in 2027 and are treated as Tier 1 capital. The guarantees issued by the Company for the Trust, together with the Company's obligations under the trust agreement, the Junior Subordinated Debentures, and the

Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the preferred securities issued by the Trust. The costs related to the issuance of these securities are capitalized and amortized over the life of the period to redemption on a straight-line basis.

On July 16, 2001, the Company formed a wholly-owned subsidiary, Community Capital Trust II, a Delaware business trust. The trust issued $25,000 of 30 year floating-rate Company-obligated pooled capital securities of Community Capital Trust II holding solely parent debentures. On July 31, 2001, the Company formed a wholly-owned subsidiary, Community Statutory Trust III, a Connecticut business trust. The trust issued $24,450 of 30 year floating-rate Company-obligated pooled capital securities of Community Statutory Trust III holding solely parent debentures. The Company borrowed the proceeds of the capital securities from its subsidiaries by issuing deeply subordinated junior debentures having substantially similar terms. The capital securities mature in 2031 and are treated as Tier I capital by the Federal Reserve Bank of New York. Trust II capital securities are a pooled trust preferred fund of MM Community Funding I, Ltd, and are tied to the six- month LIBOR plus 3.75%, with a five-year call provision beginning in 2006 at a premium of 107.6875% declining to par in 2011. Trust III capital securities are a pooled trust preferred fund of First Tennessee/KBW Pooled Trust Preferred Deal III and are tied to the three month LIBOR plus 3.58%, with a five-year call provision beginning in 2006 at a premium of 107.5% declining to par in 2011. All of these securities are guaranteed by the Company.

NOTE I:  INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is as follows:

--------------------------------------------------------
(000's omitted)            2002        2001        2000
--------------------------------------------------------
Current:
     Federal ........    $ 9,268      $8,301     $ 9,049
     State ..........        161         348         542
Deferred:
     Federal ........      3,764       (691)         357
     State ..........        694       (144)          55
---------------------------------------------------------
Total income taxes ..    $13,887      $7,814     $10,003
=========================================================

Components of the net deferred tax asset/liability, included in other assets/liabilities, as of December 31 are as follows:

---------------------------------------------------------------------------
(000's omitted)                                          2002         2001
---------------------------------------------------------------------------
Allowance for loan losses .....................     $   10,112      $8,956
Employee benefits .............................          1,430       4,226
Goodwill and amortization of intangibles ......            978       1,734
Other .........................................          1,935       1,716
---------------------------------------------------------------------------
Total deferred tax asset ......................         14,455      16,632
---------------------------------------------------------------------------

Investment securities .........................         27,089       8,142
Loan origination costs ........................          2,462       2,117
Depreciation and loss on disposal .............          2,809       1,532
Pension .......................................          3,111           0
Mortgage servicing rights .....................            110         222
---------------------------------------------------------------------------
Total deferred tax liability ..................         35,581      12,013
---------------------------------------------------------------------------
Net deferred tax (liability) asset ............      $ (21,126)      $4,619
===========================================================================

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

-------------------------------------------------------------------------------
                                                        2002     2001     2000
-------------------------------------------------------------------------------
Federal statutory income tax rate ...................   35.0%    35.0%    35.0%
Increase (reduction) in taxes resulting from:
     Tax-exempt interest ............................   (9.9%)   (11.1%)  (9.5%)
     State income taxes, net of federal benefit .....    0.6%     0.7%     1.1%

     Other ..........................................    0.8%     4.5%     2.1%
-------------------------------------------------------------------------------
Effective income tax rate ...........................   26.5%    29.1%    28.7%
===============================================================================

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2002, the Bank had approximately $34,368 in undivided profits legally available for the payments of dividends.

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

NOTE K:  BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan covering the majority of its employees and retirees. The benefits are based on years of service and the participant's average compensation, as defined in the Plan. The Company also provides health and life insurance benefits for eligible retired employees and dependents. The Company does not fund this plan. The Company accrues for the estimated cost of these benefits through charges to expense during the years that the employees earn these benefits. The following table shows the funded status of the Company's Plans reconciled with amounts reported in the Company's consolidated statements of condition, and the assumptions used in determining the actuarial present value of the benefit obligations as of December 31:


                                                                             Pension Benefits               Post-retirement Benefits
---------------------------------------------------------------------------------------------------- -------------------------------
(000's omitted)                                                           2002             2001             2002             2001
---------------------------------------------------------------------------------------------------- -------------------------------
Change in benefit obligation
Benefit obligation at the beginning of year ....................       $ 29,890         $ 23,459         $  3,378         $  2,148
Service cost ...................................................          1,173            1,121              159              165
Interest cost ..................................................          1,779            1,650              241              210
Deferred actuarial (gain) loss .................................           (152)           4,665              491              980
Benefits paid ..................................................         (1,170)          (1,005)            (110)            (125)
---------------------------------------------------------------------------------------------------- -------------------------------
Benefit obligation at end of year ..............................         31,520           29,890            4,159            3,378
---------------------------------------------------------------------------------------------------- -------------------------------

Change in plan assets
Fair value of plan assets at beginning of year .................         21,084           22,034                0                0
Actual return of plan assets ...................................         (2,781)          (1,384)               0                0
Company contributions ..........................................         12,000            1,439                0                0
Benefits paid ..................................................         (1,170)          (1,005)               0                0
---------------------------------------------------------------------------------------------------- -------------------------------
Fair value of plan assets at end of year .......................         29,133           21,084                0                0
---------------------------------------------------------------------------------------------------- -------------------------------

Unfunded status ................................................         (2,387)          (8,806)          (4,159)          (3,378)
Unrecognized actuarial loss ....................................         15,122           10,626              232               66
Unrecognized prior service (benefit) cost ......................           (397)            (430)             391              421
Unrecognized transition (asset ) liability .....................             (4)             (23)             410              451
---------------------------------------------------------------------------------------------------- -------------------------------
Prepaid (accrued) benefit cost .................................         12,334            1,367           (3,126)          (2,440)
Additional minimum liability ...................................              0           (5,016)               0                0
---------------------------------------------------------------------------------------------------- -------------------------------
Total prepaid (accrued) benefit cost ...........................       $ 12,334         $ (3,649)        $ (3,126)        $ (2,440)
==================================================================================================== ===============================

Weighted-average assumptions as of
Discount rate ..................................................           6.10%            6.75%            6.10%            6.75%
Expected return on plan assets .................................           9.00%            9.00%            0.00%            0.00%
Rate of compensation increase ..................................           4.00%            4.00%            0.00%            0.00%
====================================================================================================================================

The net periodic benefit cost as of December 31 is as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits                    Post-retirement Benefits
----------------------------------------------------------------------------------------------- ------------------------------------
(000's omitted) ...................................         2002          2001          2000          2002         2001         2000
----------------------------------------------------------------------------------------------- ------------------------------------
Components of net periodic benefit cost
Service cost ......................................      $ 1,173       $ 1,121       $ 1,125       $   159      $   165      $   134
Interest cost .....................................        1,779         1,650         1,530           241          210          138
Expected return on plan assets ....................       (1,898)       (1,983)       (2,034)            0            0            0
Net amortization and deferral .....................           32           280          (192)            0            0            0
Amortization of prior service cost ................          (33)         (114)          (24)           30           30            0
Amortization of transition obligation .............          (19)          (19)            3            41           41           41
----------------------------------------------------------------------------------------------- ------------------------------------
Net periodic benefit cost .........................      $ 1,034       $   935       $   408       $   471      $   446      $   313
====================================================================================================================================

FASB 87, "Employers' Accounting for Pensions," requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. At December 31, 2001, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of an additional minimum pension liability of $5,016, which was recorded as a charge to shareholders' equity, net of tax benefit of $1,966. For the year ended December 31, 2002, the plan assets exceeded the accumulated benefit obligation. As a result, the additional minimum liability was reversed.

The Company has a 401(k) Employee Stock Ownership Plan that is qualified under
Section 401(k) of the Internal Revenue Code. Employees can contribute from 1% to 90% of eligible compensation, with up to 6% being eligible for matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees. The expense recognized under this plan for the years ended December 31, 2002, 2001 and 2000 was $666, $528 and $450, respectively. The Company also has a Deferred Compensation Plan for Certain Executive Employees that is unqualified under
Section 401(k) of the Internal Revenue Code. Under this Plan, the participants can contribute 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan. Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan in the form of Company common stock.

The Company has nonqualified deferred compensation and supplemental retirement plans for several current and former directors, officers, and key employees. The liability arising from these plans is being accrued over the participant's remaining period of service so that at the expected retirement date, the then present value of the annual payments will have been expensed. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2002 and 2001, the Company has recorded a liability of $3,690 and $2,796, respectively. The expense recognized under these plans for the years ended December 31, 2002, 2001, and 2000 was $952, $469, and $371, respectively.

Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director's fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in his account. As of December 31, 2002 and 2001, there were 25,510 and 31,473 shares credited to the participants' accounts, for which a liability of $781 and $933 was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2002, 2001 and 2000 was $126, $164, and $130, respectively.

The Company has a Stock Balance Plan for non-employee directors who have completed six months of service. The Plan is a nonqualified, noncontributory defined benefit plan. The Plan provides benefits for service prior to January 1, 1996 based on a predetermined formula and benefits for service after January 1, 1996 based on the performance of the Company's common stock. Participants become fully vested after six years of service. The directors can elect to receive offset stock options that will reduce the Company's liability under the Plan. These options vest immediately and expire one year after the date the director retires or two years in the event of death. Benefits are payable in the form of cash and/or Company stock on January 1st of the year after the director retires from the Board. As of December 31, 2002 and 2001, the accrued pension liability was $379 and $283, respectively. The expense recognized under this plan for the years ended December 31, 2002, 2001 and 2000 was $69, $4 and $9, respectively. The expense and related liability were calculated using a dividend rate of 3.00%, stock price appreciation of 6.00% for 2002 and 2001 and 10.00% for 2000, and a discount rate of 6.10% for 2002, 6.75% for 2001, and 7.00% for 2000.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers, and key employees. Under this program, the Company authorized up to 2,537,000 shares of Company common stock to be used for the grant of incentive stock options, restricted stock awards, nonqualified stock options, retroactive stock appreciation rights and offset options to its Stock Balance Plan (see Note K). The offset options vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term. They vest and become exercisable on a grant by grant basis, ranging from immediate vesting to ratably over a five-year period. Activity in these plans is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Weighted
                                                                                                                          Average
                                                                                                                          Exercise
                                                                                         Range of                          Price
                                                                       Options         Option Price        Shares        on Shares
                                                                     Outstanding         Per Share       Exercisable    Outstanding
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999 .............................         628,930         $6.75 - $35.31      424,692        $    25.08
Granted ......................................................         150,491             23.13
Exercised / cancelled ........................................          (2,777)        13.13 - 35.31
Forfeited ....................................................          (2,218)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000 .............................         774,426         $6.75 - $34.81      542,703        $    24.57
Granted ......................................................         272,979             24.90
Exercised / cancelled ........................................         (65,851)         7.50 - 26.50
Forfeited ....................................................          (5,488)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001 .............................         976,066         $6.75 - $34.81      652,114        $    25.37
Granted ......................................................         206,702         26.20 - 31.35
Exercised / cancelled ........................................         (96,018)         6.75 - 29.31
Forfeited ....................................................          (1,988)
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002 .............................       1,084,762        $12.13 - $34.81      707,405        $    26.40
====================================================================================================================================

At December 31, 2002 the range of exercise prices and other related information pertaining to the Company's stock options is as follows:


--------------------------------------------------------------------------------------------
                                          Options Outstanding           Options Exercisable
--------------------------------------------------------------------------------------------
                                        Weighted        Weighted                    Weighted
                                         Average         Average                    Average
    Range of                             Exercise       Remaining                   Exercise
 Exercise Price             Shares        Price        Life (years)    Shares        Price
--------------------------------------------------------------------------------------------
 $12.13 - $14.13 .....      21,120        $12.56           2.6         21,120        $12.56
 $14.13 - $17.66 .....      66,640        $15.41           2.8         66,640        $15.41
 $17.66 - $21.19 .....      57,052        $19.13           4.0         57,052        $19.13
 $21.19 - $24.72 .....     128,696        $23.13           7.0         77,820        $23.13
 $24.72 - $28.25 .....     453,240        $25.45           8.4        163,859        $25.16
 $28.25 - $31.78 .....     211,768        $30.16           5.7        174,668        $30.23
 $31.78 - $34.81 .....     146,246        $34.81           9.5        146,246        $34.81
--------------------------------------------------------------------------------------------
 Total / Average .....   1,084,762        $26.16           7.2        707,405        $26.40
============================================================================================

On February 21, 1995, the Company adopted a Stockholder Protection Rights Agreement. Under the Plan, each stockholder received one right, representing the right to purchase one share of common stock for $42.50 for each share of stock owned. All of the rights expire on February 21, 2005, but the Company may redeem the rights earlier for $.005 per right, subject to certain limitations. Rights will become exercisable if a person or group acquires 15% or more of the Company's outstanding shares. Until that time, the rights will trade with the common stock; any transfer of common stock will also constitute a transfer of the associated right. If the rights become exercisable, they will begin to trade apart from the common stock. If one of a number of "flip-in events" occurs, each right will entitle the holder to purchase common stock having a market value equivalent of two times the exercise price.

NOTE M:  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

-----------------------------------------------------------------------------------------------
                                                                                       Per share
(000's omitted, except per share data)                        Income        Shares       amount
-----------------------------------------------------------------------------------------------
2002          Net income ..............................       $38,517
              Basic EPS ...............................        38,517        12,973       $2.97
              Effect of dilutive securities:
              Stock options ...........................                         194
                                                           ------------------------
              Diluted EPS .............................       $38,517        13,167       $2.93
===============================================================================================
2001          Net income ..............................       $19,129
              Basic EPS ...............................        19,129        11,681       $1.64
              Effect of dilutive securities:
              Stock options ...........................                         144
                                                           ------------------------
              Diluted EPS .............................       $19,129        11,825       $1.62
===============================================================================================
2000          Net income ..............................       $24,899
              Basic EPS ...............................        24,899        10,629       $2.34
              Effect of dilutive securities:
              Stock options ...........................                         108
                                                           ------------------------
              Diluted EPS .............................       $24,899        10,737       $2.32
===============================================================================================

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

--------------------------------------------------------------------------------
(000's omitted)                                             2002           2001
--------------------------------------------------------------------------------
Letters of credit ................................       $ 19,728       $ 18,059
Commitments to make or purchase loans
  or to extend credit on lines of credit .........        332,422        336,218

--------------------------------------------------------------------------------
     Total .......................................       $352,150       $354,277
================================================================================

The fair value of these financial instruments is not significant.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include residential real estate, income-producing commercial properties, and personal property.

The Company has unused lines of credit totaling $10,000 at December 31, 2002. The Company has additional unused borrowing capacity of approximately $235,000 through collateralized transactions with the Federal Home Loan Bank and $25,000 through collateralized transactions with the Federal Reserve Bank. As of December 31, 2002, the Company has a letter of credit of approximately $12,600 that expires on June 16, 2004.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2002 was $44,283, of which $2,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $42,283 was represented by cash on hand.

NOTE O:  LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $1,896, $1,414 and $1,014 in 2002, 2001 and 2000, respectively. The future minimum rental commitments as of December 31, 2002 for all noncancelleable operating leases are as follows:

2003 ..............     $1,675
2004 ..............      1,586
2005 ..............      1,266
2006 ..............        917
2007 ..............        768
Thereafter ........      2,538
------------------------------
  Total ...........     $8,750
==============================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject and is "well capitalized" under the regulatory framework of prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     To Be Well
                                                                                                                  Capitalized Under
                                                                                            For Capital           Prompt Corrective
                                                                    Actual               Adequacy Purposes        Action Provisions
----------------------------------------------------------------------------------- ------------------------- ---------------------
(000's omitted, except ratios) ........................       Amount       Ratio        Amount       Ratio       Amount       Ratio
----------------------------------------------------------------------------------- ------------------------- ---------------------
As of December 31, 2002:
Total Core Capital to Risk Weighted Assets ............      $237,465      12.54%      $151,545       8.00%     $189,431      10.00%
Tier I Capital to Risk Weighted Assets ................      $213,786      11.29%      $ 76,772       4.00%     $113,659       6.00%
Tier I Capital to Average Assets ......................      $213,786       6.59%      $129,777       4.00%     $162,222       5.00%
----------------------------------------------------------------------------------- ------------------------- ---------------------
As of December 31, 2001:
Total Core Capital to Risk Weighted Assets ............      $213,449      11.65%      $135,154       8.00%     $168,943      10.00%
Tier I Capital to Risk Weighted Assets ................      $189,549      10.35%      $ 67,577       4.00%     $101,366       6.00%
Tier I Capital to Average Assets ......................      $189,549       6.69%      $113,268       4.00%     $141,585       5.00%

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheet of the parent company at December 31 is as follows:

--------------------------------------------------------------------------------
(000's omitted)                                               2002         2001
--------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents ..........................     $ 16,999     $ 12,921
  Investment securities ..............................          681          605
  Investment in and advances to subsidiaries .........      392,468      346,898
  Other assets .......................................        1,655          311
--------------------------------------------------------------------------------
     Total assets ....................................     $411,803     $360,735
================================================================================

Liabilities and Shareholders' Equity:
  Accrued interest and other liabilities .............     $  6,431     $  6,377
  Borrowings .........................................       80,334       86,378
  Shareholders' equity ...............................      325,038      267,980
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity ......     $411,803     $360,735
================================================================================

The condensed statement of income of the parent company for the years ended December 31 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
(000's omitted)                                                                          2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiaries .............................................            $29,587            $18,373            $14,046
  Interest on investments and deposits ....................................                 10                 57                 40
------------------------------------------------------------------------------------------------------------------------------------
        Total revenues ....................................................             29,597             18,430             14,086
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
  Interest on long term notes and debentures ..............................              6,112              5,041              3,450
  Other expenses ..........................................................                  9                 48                 25
------------------------------------------------------------------------------------------------------------------------------------
        Total expenses ....................................................              6,121              5,089              3,475
------------------------------------------------------------------------------------------------------------------------------------
Income before tax benefit and equity in undistributed
  net income of subsidiaries ..............................................             23,476             13,341             10,611
Income tax benefit ........................................................              1,572              1,419              1,000
------------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed net income
  of subsidiaries .........................................................             25,048             14,760             11,611
Equity in undistributed net income of subsidiaries ........................             13,469              4,369             13,288
------------------------------------------------------------------------------------------------------------------------------------
     Net income ...........................................................            $38,517            $19,129            $24,899
====================================================================================================================================

The statements of cash flows of the parent company for the years ended December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
(000's omitted)                                                                           2002              2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income .................................................................         $ 38,517          $ 19,129          $ 24,899
  Adjustments to reconcile net income to net cash provided
     by operating activities
          Equity in undistributed net income of subsidiaries .................          (13,469)           (4,369)          (13,288)
          Net change in other assets and other liabilities ...................             (886)            5,109            (1,162)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities ....................................           24,162            19,869            10,449
-----------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Purchase of available-for-sale investment securities .......................              (76)             (210)              (74)
  Sale of available-for-sale investment securities ...........................                0               500                 0
  Capital contributions of subsidiaries ......................................             (831)          (80,399)             (569)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities ........................................             (907)          (80,109)             (643)
-----------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in short-term borrowings ........................................           (6,100)                0             2,100
  Proceeds from junior subordinated debentures ...............................                0            50,981                 0
  Issuance of common stock, net of issuance costs ............................            1,151            32,837                29
  Repurchase of treasury stock ...............................................                0                 0            (2,287)
  Cash dividends paid ........................................................          (14,228)          (10,980)           (9,998)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities .............................          (19,177)           72,838           (10,156)
-----------------------------------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents ..........................................            4,078            12,598              (350)
Cash and cash equivalents at beginning of year ...............................           12,921               323               673
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................................         $ 16,999          $ 12,921          $    323
===================================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for interest .....................................................         $  6,412          $  3,883          $  3,439
===================================================================================================================================

Supplemental discosures of noncash financing activities
  Dividends declared and unpaid ..............................................         $  3,760          $  3,482          $  1,888
===================================================================================================================================

On November 16, 2001 and December 12, 2001, the Company issued 1,200,000 and 108,800 shares of common stock at a price of $26.35. Proceeds from the issuance of common stock, net of issuance costs, were $32,064.

                        Report of Independent Accountants


Board of Directors and Shareholders
Community Bank System, Inc.


In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of condition and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of First Liberty Bank Corp., on May 11, 2001, in a transaction accounted for as pooling of interests, as described in note B to the consolidated financial statements. We did not audit the financial statements of First Liberty Bank Corp., which statements reflect net interest income of $19,087,000 for the year ended December 31, 2000. These statements were audited by other auditors whose report thereon has been furnished to us, our opinion expressed herein, insofar as it relates to the amounts included for First Liberty Bank Corp., is based solely on the report of other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note F to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards Nos. 142 "Goodwill and Other Intangible Assets" and 147 "Accounting for Certain Acquisitions of Banking and Thrift Institutions."


/s/ PricewaterhouseCoopers LLP


Syracuse, New York
January 23, 2003


                                                TWO YEAR SELECTED QUARTERLY DATA

------------------------------------------------------------------------------------------------------------------------------------
2002 RESULTS                                                           1st           2nd           3rd           4th
(000's omitted, except per share data) .......................      Quarter(1)    Quarter(1)     Quarter       Quarter         Total
------------------------------------------------------------------------------------------------------------------------------------
Net interest income ..........................................      $ 30,168      $ 31,438      $ 32,397      $ 33,847      $127,850
Provision for loan losses ....................................         1,518         3,385         2,278         5,041        12,222
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses ..........        28,650        28,053        30,119        28,806       115,628
Other income .................................................         7,735         8,711         8,088         8,066        32,600
Other expense ................................................        24,649        24,079        23,069        24,027        95,824
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ...................................        11,736        12,685        15,138        12,845        52,404
Income taxes .................................................         3,178         3,416         4,087         3,206        13,887
------------------------------------------------------------------------------------------------------------------------------------
Net income ...................................................      $  8,558      $  9,269      $ 11,051      $  9,639      $ 38,517
====================================================================================================================================

Basic income per share .......................................      $   0.67      $   0.71      $   0.85      $   0.74      $   2.97
Diluted income per share .....................................      $   0.65      $   0.70      $   0.84      $   0.73      $   2.93

====================================================================================================================================

2001 RESULTS                                                           1st           2nd           3rd           4th
(000's omitted, except per share data) .......................       Quarter       Quarter       Quarter       Quarter         Total
------------------------------------------------------------------------------------------------------------------------------------

Net interest income ..........................................      $ 23,140      $ 23,080      $ 23,809      $ 26,626      $ 96,655
Provision for loan losses ....................................         1,326         1,415         1,579         2,777         7,097
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses ..........        21,814        21,665        22,230        23,849        89,558
Other income .................................................         5,992         6,485         7,010         6,904        26,391
Other expense ................................................        19,872        24,799        20,381        23,954        89,006
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ...................................         7,934         3,351         8,859         6,799        26,943
Income taxes .................................................         2,185         1,241         2,416         1,972         7,814
------------------------------------------------------------------------------------------------------------------------------------
Net income ...................................................      $  5,749      $  2,110      $  6,443      $  4,827      $ 19,129
====================================================================================================================================

Basic income per share .......................................      $   0.51      $   0.18      $   0.56      $   0.39      $   1.64
Diluted income per share .....................................      $   0.50      $   0.18      $   0.55      $   0.39      $   1.62

(1) The consolidated statements of income for the three months ended March 31 and June 30, 2002 were restated for the adoption of SFAS 147. The effect of this restatement was to increase amounts previously reported for net income by $1,122 and $1,090, basic income per share by $.09 and $.08, and diluted income per share by $.08 and $.08, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference to the sections entitled "Nominees for Director and Directors Continuing in Office" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's Proxy Statement.

Item 14.  Controls and Procedures

Within the 90-day period prior to the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including their officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Based upon this evaluation, these officers concluded that the design of the disclosure controls and procedures is sufficient to accomplish their purpose.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.    Documents Filed

      1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

            -     Consolidated Statements of Condition --
                  December 31, 2002 and 2001

            -     Consolidated Statements of Income --
                  Years ended December 31, 2002, 2001, and 2000

            - Consolidated Statements of Changes in Shareholders' Equity -- Years ended December 31, 2002, 2001, and 2000

            -     Consolidated Statement of Cash Flows --
                  Years ended December 31, 2002, 2001, and 2000

            -     Notes to Consolidated Financial Statements --
                  December 31, 2002

            -     Independent Accountant's Report

            -     Quarterly selected data --
                  Years ended December 31, 2002 and 2001 (unaudited)

      2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

      3. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

            2.1 Agreement and Plan of Merger, dated November 29, 2000, by and between Community Bank System, Inc. and First Liberty Bank Corp. Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on December 20, 2000 (File No. 001-13695).

            2.2 Agreement regarding the Agreement and Plan of Merger, dated September 26, 2000, by and between Community Bank, N.A. and The Citizens National Bank of Malone. Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

            2.3 Purchase and Assumption Agreement, dated December 6, 1994, by and between Community Bank System, Inc. and The Chase Manhattan Bank, N.A. Incorporated by reference to Exhibit No. 10.01 to the Registration Statement on Form S-2 filed on April 11, 1995 (Registration No. 033-58539).

            3.1 Certificate of Incorporation of Community Bank System, Inc., as amended. Incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

            3.2 Bylaws of Community Bank System, Inc. as amended. Incorporated by reference to Exhibit No. 3.2 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

            4.1 Junior Subordinated Deferrable Interest Debentures, dated as February 3, 1997, by and between Community Bank System, Inc. and The Chase Manhattan Bank. Incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-4 filed on June 25, 1997 (Registration No. 333-30045)

            4.2 Amended and Restated Declaration of Trust of Community Capital Trust I, dated as February 3, 1997, by and between Community Bank System, Inc. and The Chase Manhattan Bank. Incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-4 filed on June 25, 1997 (Registration No. 333-30045).

            4.3 Common Stock Certificate. Incorporated by reference to Exhibit No. 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 filed on October 24, 2001 (Registration No. 333-68866).

            10.1 Employment Agreement, effective April 1, 2002, by and between Community Bank System, Inc. and Sanford A. Belden.*

            10.2 Agreement dated December 23, 2002 by and between Community Bank System, Inc., Community Bank N.A. and David G. Wallace.*

            10.3 1994 Long-Term Incentive Compensation Program, as amended. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed on April 3, 2001 (File No. 001-13695).

            10.4 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (File No. 001-13695).

            10.5 Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (File No. 001-13695).

            21.1 Subsidiaries of Community Bank System, Inc.

                 Name                              Jurisdiction of Incorporation
                 ----                              -----------------------------
                 Community Bank, N.A.                                New York
                 Community Capital Trust I                           Delaware
                 Community Capital Trust II                          Delaware
                 Community Statutory Trust III                       Connecticut
                 Community Financial Services, Inc.                  New York
                 Benefit Plans Administrative Services, Inc.         New York
                 CBNA Treasury Management Corporation                New York
                 Community Investment Services, Inc.                 New York
                 CBNA Preferred Funding Corp.                        Delaware
                 CFSI Close-Out Corp.                                New York
                 Elias Asset Management, Inc.                        Delaware
                 First Liberty Service Corporation                   Delaware
                 First of Jermyn Realty Co.                          Delaware

        23.1  Consent of PricewaterhouseCoopers LLP

        99.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of the Sarbanes-Oxley Act of 2002. *

        99.2 Certification of David G. Wallace, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      *     Filed herewith.

B.    Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2002.

C.    See Exhibit 15(a)(3) above.

D.    See Exhibit 15(a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Sanford A. Belden
   -----------------------
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 19, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March 2003.

         Name


/s/ James A. Gabriel
--------------------------
James A. Gabriel, Director and
Chairman of the Board of Directors


/s/ David G. Wallace
--------------------------
David G. Wallace
Treasurer and Chief Financial Officer


Directors:

/s/ John M. Burgess
--------------------------
John M. Burgess, Director

/s/ Paul M. Cantwell, Jr.
--------------------------
Paul M. Cantwell, Jr., Director

/s/ William M. Dempsey
--------------------------
William M. Dempsey, Director

/s/ Nicholas A. DiCerbo
--------------------------
Nicholas A. DiCerbo, Director

/s/ Lee T. Hirschey
--------------------------
Lee T. Hirschey, Director

/s/ Harold S. Kaplan
--------------------------
Harold S. Kaplan, Director

/s/ Saul Kaplan
--------------------------
Saul Kaplan, Director

/s/ David C. Patterson
--------------------------
David C. Patterson, Director

/s/ Peter A. Sabia
--------------------------
Peter A. Sabia, Director

/s/ William N. Sloan
--------------------------
William N. Sloan, Director

I, Sanford A. Belden, certify that:

1. I have reviewed this annual report on Form 10-K of Community Bank System, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 19, 2003


/s/ Sanford A. Belden
--------------------------

Sanford A. Belden, President, Chief Executive Officer and Director

I, David G. Wallace, certify that:

1. I have reviewed this annual report on Form 10-K of Community Bank System, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 19, 2003


/s/ David G. Wallace
--------------------

David G. Wallace, Treasurer and Chief Financial Officer