Form 10-Q
period 2003-03-31
COMMUNITY BANK SYSTEM INC
filed 2003-05-15
CIK 723188

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
     Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

                    For the three months ended March 31, 2003
                         Commission file number 0-11716

                                [GRAPHIC OMITTED]
                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)


                             New York Stock Exchange
                   (Name of Each Exchange on Which Registered)

          Delaware                                     16-1213679
(State or other jurisdiction                (I.R.S. Employer Identification No.
        of incorporation)

 5790 Widewaters Parkway, DeWitt, New York                13214-1883
(Address of principal executive offices)                  (Zip Code)

                                 (315) 445-2282
              (Registrant's telephone number, including area code)


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

  Common Stock, No par value - 13,034,474 shares outstanding as of May 14, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Condition
     March 31, 2003, December 31, 2002 and March 31, 2002 .................    3

     Consolidated Statements of Income
     Three months ended March 31, 2003 and 2002 ...........................    4

     Consolidated Statement of Shareholders' Equity
     Three months ended March 31, 2003 ....................................    5

     Consolidated Statements of Comprehensive Income
     Three months ended March 31, 2003 and 2002 ...........................    6

     Consolidated Statements of Cash Flows
     Three months ended March 31, 2003 and 2002 ...........................    7

     Notes to Consolidated Financial Statements
     March 31, 2003 .......................................................    8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................   12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk ........   27

Item 4.  Controls and Procedures ..........................................   28

Part II. Other Information

Item 1.  Legal Proceedings ................................................   29

Item 2.  Changes in Securities ............................................   29

Item 3.  Defaults upon Senior Securities ..................................   29

Item 4.  Submission of Matters to a Vote of Securities Holders ............   29

Item 5.  Other Information ................................................   29

Item 6.  Exhibits and Reports on Form 8-K .................................   29

Part 1.   Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

-------------------------------------------------------------------------------------------------------
                                                                  March 31,   December 31,  March 31,
                                                                     2003         2002        2002
-------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                            $  104,325   $  113,531  $   92,115
Investment securities                                               1,225,081    1,283,565   1,297,471

Loans                                                               1,820,686    1,806,905   1,724,400
  Allowance for loan losses                                            27,350       26,331      24,010
-------------------------------------------------------------------------------------------------------
Net loans                                                           1,793,336    1,780,574   1,700,390

Premises and equipment, net                                            56,893       56,997      53,864
Accrued interest receivable                                            21,876       22,772      24,982

Core deposit intangibles, net                                          29,488       30,769      35,182
Goodwill, net                                                         104,059      104,059     104,578
-------------------------------------------------------------------------------------------------------
Intangible assets, net                                                133,547      134,828     139,760

Other assets                                                           39,782       41,937      38,169
-------------------------------------------------------------------------------------------------------
Total Assets                                                       $3,374,840   $3,434,204  $3,346,751
=======================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
  Deposits
     Noninterest bearing                                           $  431,175   $  439,075  $  415,547
     Interest bearing                                               2,104,785    2,066,281   2,121,435
-------------------------------------------------------------------------------------------------------
Total deposits                                                      2,535,960    2,505,356   2,536,982

Federal funds purchased                                                50,000       33,000      30,000
Borrowings                                                            315,213      430,241     396,425
Company obligated mandatorily redeemable preferred securities of subsidiaries, Community Capital/Statutory Trust I-III, holding
  solely junior subordinated debentures of the Company                 76,889       77,375      77,833
Accrued interest and other liabilities                                 59,794       63,194      33,421
-------------------------------------------------------------------------------------------------------
Total liabilities                                                   3,037,856    3,109,166   3,074,661
-------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock no par $1.00 stated value for 2003 and 2002
     20,000,000 share authorized; 13,017,178, 12,978,554 and 12,936,600
     shares outstanding, respectively                                  13,017       12,979      12,937
  Surplus                                                              79,984       79,058      78,684
  Undivided profits                                                   200,657      194,483     175,541
  Accumulated other comprehensive income                               43,414       38,551       5,226
  Employee stock plan - unearned                                          (88)         (33)       (298)
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                            336,984      325,038     272,090
-------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                         $3,374,840   $3,434,204  $3,346,751
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)


------------------------------------------------------------------------------
                                                            Quarter Ended
                                                              March 31,
------------------------------------------------------------------------------
                                                           2003       2002
------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                               $31,215    $33,058
  Interest and dividends on investments:
     Taxable                                                12,315     14,120
     Nontaxable                                              4,682      3,598
  Interest on federal funds and deposits with other banks        0          1
------------------------------------------------------------------------------
Total interest income                                       48,212     50,777
------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                      10,636     15,169
  Interest on federal funds purchased                           85         87
  Interest on short-term borrowings                            477        211
  Interest on mandatorily redeemable preferred securities
    of subsidiaries                                          1,365      1,473
  Interest on long-term borrowings                           3,165      3,669
------------------------------------------------------------------------------
Total interest expense                                      15,728     20,609
------------------------------------------------------------------------------

Net interest income                                         32,484     30,168
Less:  provision for loan losses                             3,400      1,518
------------------------------------------------------------------------------
Net interest income after provision for loan losses         29,084     28,650
------------------------------------------------------------------------------

Other income:
  Fiduciary and investment services                            871        878
  Service charges on deposit accounts                        4,375      2,921
  Commissions and advisory fees on investment products       1,319      1,970
  Other service charges, commissions and fees                2,192      1,960
  Other operating income, net                                  285          6
  Net investment security gain and loss on early
    retirement of long-term borrowings                        (45)          0
------------------------------------------------------------------------------
Total other income                                           8,997      7,735
------------------------------------------------------------------------------

Other expenses:
  Salaries and employee benefits                            12,778     12,125
  Occupancy expense, net                                     2,421      2,322
  Equipment and furniture expense                            1,904      1,871
  Amortization of intangible assets                          1,281      1,540
  Legal and professional fees                                  736        854
  Data processing expenses                                   1,604      1,679
  Office supplies                                              586        687
  Acquisition and unusual expenses                               0        592
  Other                                                      3,327      2,979
------------------------------------------------------------------------------
Total other expenses                                        24,637     24,649
------------------------------------------------------------------------------

Income before income taxes                                  13,444     11,736
Income taxes                                                 3,495      3,178
------------------------------------------------------------------------------
Net Income                                                  $9,949     $8,558
==============================================================================
Earnings per share - Basic                                  $ 0.76     $ 0.66
==============================================================================
Earnings per share - Diluted                                $ 0.75     $ 0.65
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Three Months Ended March 31, 2003
(In Thousands, Except Share Data)


-----------------------------------------------------------------------------------------------------------------


                                             Common Stock                        Accumulated  Employee
                                          ------------------                       Other      Stock
                                            Shares                    Undivided  Comprehensive  Plan
                                          Outstanding Amount  Surplus  Profits      Income    -Unearned  Total
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              12,978,554  $12,979 $79,058   $194,483   $38,551     ($33)    $325,038

Net income                                                                 9,949                           9,949

Other comprehensive income, net of tax                                               4,863                 4,863

Dividends declared:
  Common, $.29 per share                                                  (3,775)                         (3,775)

Common stock issued under employee stock
  plan                                        38,624       38     926                           (55)         909

-----------------------------------------------------------------------------------------------------------------

Balance at March 31, 2003                 13,017,178  $13,017 $79,984   $200,657   $43,414     ($88)    $336,984
=================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)


------------------------------------------------------------------------------------------
                                                                 Quarter Ended March 31,
------------------------------------------------------------------------------------------
                                                                     2003        2002
------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax:
  Change in minimum pension liability adjustment                    $    97     $  4,919
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses) arising during period          6,532       (8,484)
     Reclassification adjustment for gains included in net
       income in net income                                               0            0
------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                         6,629       (3,565)
Income tax (expense) benefit related to other comprehensive          (1,766)       1,510
income (loss)
------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                         4,863       (2,055)
Net income                                                            9,949        8,558
------------------------------------------------------------------------------------------
Comprehensive income                                                $14,812     $  6,503
==========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)


---------------------------------------------------------------------------------------------------
                                                                                 Quarter Ended
                                                                                   March 31,
---------------------------------------------------------------------------------------------------
                                                                                2003       2002
---------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                  $  9,949     $  8,558
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                1,697        1,453
     Amortization of intangible assets                                           1,281        1,540
     Net amortization of security premiums and discounts                           627        1,181
     Amortization of discount of loans                                             (16)         (35)
     Amortization of unearned compensation and discount on junior
       subordinated debentures                                                      22          133
     Provision for loan losses                                                   3,400        1,518
     Provision for deferred taxes                                                1,259          716
     Loss on early retirement of long-term borrowings                               45            0
     Gain on sale of loans and other assets                                       (233)          (6)
     Proceeds from the sale of loans held for sale                              30,860            0
     Change in interest receivable                                                 896       (2,420)
     Change in other assets and other liabilities                               (3,362)     (10,213)
---------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                     46,425        2,425
---------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of investment securities                                   6,960        8,350
  Proceeds from maturities of held-to-maturity investment securities             1,095        1,239
  Proceeds from maturities of available-for-sale investment securities          58,086       42,849
  Purchases of held-to-maturity investment securities                           (1,191)      (1,138)
  Purchases of available-for-sale investment securities                         (1,242)    (210,254)
  Net change in loans outstanding                                              (46,686)       7,095
  Capital expenditures                                                          (1,680)      (2,044)
---------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                           15,342     (153,903)
---------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts             37,658       17,453
  Net change in certificates of deposit                                         (7,054)     (26,441)
  Net change in federal funds purchased                                         17,000       15,800
  Net change in term borrowings                                               (115,545)     133,000
  Issuance of common stock                                                         756          735
  Cash dividends paid                                                           (3,760)      (3,480)
  Other financing activities                                                       (28)         (28)
---------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities                          (70,973)     137,039
---------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                             (9,206)     (14,439)
  Cash and cash equivalents at beginning of year                               113,531      106,554
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $104,325     $ 92,115
===================================================================================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                                      $ 16,307     $ 21,443
  Cash paid for income taxes                                                  $  1,600     $    607
===================================================================================================
Supplemental Disclosures of Noncash Financing and Investing Activities:
  Dividends declared and unpaid                                               $  3,775     $  3,491
  Gross change in unrealized gains and (losses) on available-for-sale
    securities                                                                $  6,532     ($ 8,484)
  Change in minimum pension liability adjustment                                  ($97)    ($ 4,919)
===================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2003

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

On May 7, 2003, the Company announced that it has signed a definitive agreement with Peoples Bankcorp, Inc. (PBI) to acquire all the stock of PBI and to merge Peoples Bankcorp, Inc. into Community Bank System, Inc. The Company will pay $30 for each outstanding common share of PBI for a total purchase price of approximately $4.2 million. PBI's single branch in Ogdensburg, New York, will be operated as a branch of the Bank, as part of its network of branches in Ogdensburg and Northern New York.

NOTE B:  CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses

When appropriate, an impaired loan is assigned a specific allowance. Specific loan loss allocations for certain identified commercial customers are considered and revised as necessary. Charge-offs of these commercial customers are taken against the specific allocations before being applied against the general reserve. General allocations on the commercial, residential and consumer loan portfolios are reviewed and recalculated quarterly based on historical loss experience and various qualitative judgement factors. These qualitative factors include changes in national and local economic and business conditions, changes in experience, ability and depth of lending management, changes in the portfolio mix and risk profile, and changes in the growth of the loan portfolios. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.

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

The Black-Scholes model requires several assumptions, which management developed based on historical trends and current market observations. These assumptions include:

--------------------------------------------------
                                    2003    2002
--------------------------------------------------
Weighted-average expected life       8.76    8.47
Future dividend yield                3.00%   3.00%
Share price volatility              27.58%  28.05%
Weighted average risk-free
  interest rate                      4.03%   5.16%
==================================================

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

---------------------------------------------------------------------
                                                   Quarter Ended
                                                     March 31,
(000's omitted, except per share data)         2003            2002
---------------------------------------------------------------------
Net income:
   As reported                                $9,949          $8,558
   Pro forma                                  $9,753          $8,386
Earnings per share:
   As reported:
      Basic                                   $ 0.76          $ 0.66
      Diluted                                 $ 0.75          $ 0.65
   Pro forma:
      Basic                                   $ 0.75          $ 0.65
      Diluted                                 $ 0.74          $ 0.64
=====================================================================

NOTE C:  EARNINGS PER SHARE

Basic-earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted-earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares which would be outstanding if all the in-the-money options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2003 and 2002.

-----------------------------------------------------------------
                                                          Per
                                                         Share
(000's omitted except per share data)   Income  Shares   Amount
-----------------------------------------------------------------
March 31, 2003 Net income                $9,949
               Basic EPS                  9,949  13,029    $0.76
               Effect of dilutive
               securities:
                 Stock options                      215
                                       -----------------
               Diluted EPS               $9,949  13,244    $0.75
=================================================================
March 31, 2002 Net income                $8,558
               Basic EPS                  8,558  12,940    $0.66
               Effect of dilutive
               securities:
                 Stock options                      153
                                       -----------------
               Diluted EPS               $8,558  13,093    $0.65
=================================================================

NOTE D:  INTANGIBLE ASSETS

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

In October 2002, the FASB issued SFAS 147, "Accounting for Certain Acquisitions of Banking and Thrift Institutions." This statement removes acquisitions of financial institutions from the scope of SFAS 72 and FASB Interpretation 9. It reclassifies as goodwill certain "unidentified intangible assets" associated with the Company's branch acquisitions dating as far back as 1994. Financial statements were retroactively restated to January 1, 2002 to remove amortization recorded on Other Intangible Assets. Previously, these intangible assets were being regularly amortized. As discussed above, under FASB 142, goodwill is not required to be amortized, but as an asset, is periodically reviewed for impairment. In accordance with the provisions of SFAS 147, the Company adopted this Statement retroactive to January 1, 2002, with the impact of restatement on previously issued Form 10Q's as of March 31, 2002 contained below.

-----------------------------------------------------------------
                                                 Three Months
                                                 Ended March 31,
(000's omitted except per share data)                2002
-----------------------------------------------------------------
Net income as previously reported                    $7,438
Branch goodwill amortization, net
of tax                                                1,120
-----------------------------------------------------------------
Net income as restated                               $8,558
=================================================================

Basic EPS as previously reported                     $ 0.57
Diluted EPS as previously reported                   $ 0.57

Basic EPS as restated                                $ 0.66
Diluted EPS as restated                              $ 0.65
-----------------------------------------------------------------

The Company completed its goodwill impairment analysis during the first quarter 2003, and no adjustment was necessary. The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

---------------------------------------------------------------------------------------------
                                  As of March 31, 2003           As of December 31, 2002
---------------------------------------------------------------------------------------------
                               Gross                  Net      Gross                  Net
                             Carrying  Accumulated Carrying   Carrying  Accumulated Carrying
(000's omitted)               Amount   Amortization Amount     Amount   Amortization Amount
---------------------------------------------------------------------------------------------
Amortized intangible assets:
  Core deposit intangibles     $47,366   ($17,878)   $29,488    $47,366   ($16,597)  $30,769
Unamortized intangible assets:
  Goodwill                     122,432    (18,373)   104,059    122,432    (18,373)  104,059
---------------------------------------------------------------------------------------------
     Total intangible
       assets, net            $169,798   ($36,251)  $133,547   $169,798   ($34,970) $134,828
=============================================================================================

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

2003       $3,689
2004        4,753
2005        4,079
2006        3,406
2007        3,406
2008        3,406
Thereafter  6,749
------------------
Total      $29,488
==================

NOTE E:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc., and its subsidiaries for the first quarters of 2003 and 2002, although in some circumstances the fourth quarter of 2002 is also discussed in order to more fully explain near-term trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 11. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

All references to "peer banks", unless otherwise noted, pertain to a group of 75 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the 12 months ending December 31, 2002 (the most recently available disclosure) as provided by the Federal Reserve System. Lastly, unless otherwise noted, the term "this year" refers to results in calendar year 2003 and all earnings per share ("EPS") figures disclosed in the MD&A refer to diluted EPS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. ("CBSI" or "the Company"). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 26.

Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgement in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance. It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. Management believes that these areas include the allowance for loan losses, fair value of investment securities, fair value methodologies used to review the carrying value of goodwill, and actuarial assumptions associated with the pension, post-retirement and other employee benefit plans. Refer to Note A, "Summary of Significant Accounting Policies", on pages 66 - 71 of the most recent Form 10K (fiscal year ended December 31, 2002) for a complete review of the Company's most important accounting policies.

Net Income and Profitability

As shown in Table 1, earnings per share (diluted) for the first quarter were $0.75, up 15.4% from the prior year's level of $0.65 and up 2.7% from fourth quarter 2002's results of $0.73. On an operating basis, earnings per share (diluted) rose 10.3% versus first quarter 2002. This measurement excludes acquisition and unusual expenses in the first quarter of last year largely related to the purchase of 36 branches from FleetBoston Financial in mid-November 2001.

Net income for the quarter was $9.9 million, up $1.4 million or 16.3% over first quarter 2002's level, and $310,000 or 3.2% higher than was generated during the fourth quarter of 2002. Net interest income (full tax-equivalent) for first quarter 2003 rose to $35.5 million, 8.5% over the same period last year. Compared to fourth quarter 2002, net interest income (full tax-equivalent) was down $1.7 million or 4.6% due to the previously announced strategy not to reinvest securities run-off until longer-term market conditions are more favorable. Noninterest income (excluding securities and debt transactions) of $9.0 million in the first quarter was up $1.3 million (16.9%) from first quarter 2002, and was $1.3 million higher (16.6%) than fourth quarter 2002's level.

As revealed in Table 1, the primary reasons for improved first quarter earnings compared to the same period last year were significantly higher net interest income and noninterest income. The increase in net interest income was driven by higher interest earning assets and improved net interest margins. The higher noninterest income was mostly attributable to the incremental fees generated by the Company's Overdraft FreedomTM program (described in the noninterest income section on page 17) initiated in December 2002, and income associated with secondary market mortgage portfolio activity. Increased operating income more than offset a higher loan loss provision which resulted from increased net charge-offs, a higher level of commercial loans identified as impaired, and the revision of one of the qualitative risk factors used to calculate general commercial loan allocations (refer to the asset quality discussion starting on page 23 for further detail).

Improvement in first quarter earnings in comparison to the fourth quarter of 2002 was primarily a result of a lower loan loss provision and higher noninterest income, offset partially by lower net interest income and higher noninterest expense. The lower loan loss provision was mostly due to a reduced level of net charge-offs in the first quarter and the impact of the annual update of the historical period used for the general loan loss allowance calculation in the fourth quarter. The increase in first quarter noninterest income was again driven by higher overdraft fees and income derived from the secondary market mortgage portfolio. As mentioned, the drop in net interest income was caused by the decision to deleverage the balance sheet until market interest rates become more attractive for investment purposes. Higher operating expenses were primarily a result of increased personnel and net occupancy expenses, both of which were impacted by normal seasonal fluctuations (front-loaded personnel taxes, weather-related occupancy costs). Each of these items is discussed in further detail in their respective sections of the MD&A (pages 14 through 20).


                                   Table 1: Summary Income Statements

----------------------------------------------------------------------------------------------------------------
                                       March 31,  March 31,  December 31,  Change from 1Q '02 Change from 4Q '02
(000's omitted)                           2003       2002        2002     Amount    Percent    Amount  Percent
----------------------------------------------------------------------------------------------------------------
Net interest income (full tax-equiv.)     $35,464    $32,697      $37,173  $2,767       8.5%   ($1,709)   - 4.6%
Loan loss provision                         3,400      1,518        5,041   1,882     124.0%    (1,641)   -32.6%
Noninterest income                          9,042      7,735        7,753   1,307      16.9%     1,289     16.6%
Net investment security gain and loss
on early retirement of long-term
borrowings                                    (45)         0          313     (45)   -100.0%      (358)  -114.4%
Noninterest expense                        24,637     24,057       24,027     580       2.4%       610      2.5%
Acquisition and unusual expenses                0        592            0    (592)   -100.0%         0      0.0%
----------------------------------------------------------------------------------------------------------------
Income before taxes (full tax-equiv.)      16,424     14,265       16,171   2,159      15.1%       253      1.6%
Full tax-equivalent adjustment              2,980      2,529        3,326     451      17.8%      (346)   -10.4%
Income taxes                                3,495      3,178        3,206     317      10.0%       289      9.0%
----------------------------------------------------------------------------------------------------------------
Net income                                $ 9,949    $ 8,558      $ 9,639  $1,391      16.3%    $  310      3.2%
================================================================================================================

Diluted earnings per share                $  0.75    $  0.65      $  0.73  $ 0.10      15.4%    $ 0.02      2.7%
Diluted earnings per share-operating (1)  $  0.75    $  0.68      $  0.73  $ 0.07      10.3%    $ 0.02      2.7%
----------------------------------------------------------------------------------------------------------------

(1) Operating adjusted amounts and ratios exclude the after-tax effect of acquisition and unusual expenses, and accordingly, are not presented in accordance with Generally Accepted Accounting Principles (GAAP).

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Bank's depositors, interest on capital market borrowings, and dividends paid on the Company's trust preferred stock. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 2, net interest income (with non-taxable income converted to a full tax-equivalent basis) for first quarter 2003 rose to $35.5 million, 8.5% over the same period last year. The primary reason for the growth was a 28-basis-point increase in the bank-wide net interest margin to 4.80%. As reflected in Table 3, the higher margin accounted for nearly three-quarters (73%) of the $2.8 million improvement (tax-equivalent basis) in net interest income, with a $65 million increase in average earning assets (up 2.2%) contributing the remainder. Compared to fourth quarter 2002, net interest income on a tax equivalent basis was down $1.7 million or 4.6%. Approximately 72% of the reduction reflects a planned $55 million decrease in average earning assets, while the balance was caused by a three-basis-point decrease in the net interest margin.

The trend in the margin over the last four quarters reflects a slower decrease in earning asset yields than in the cost of funds, indicative of the interest rate sensitivity of the Bank's balance sheet during this period, coupled with loan and deposit repricing strategies. Approximately 37% of earning assets reprice within one year. This is a function of the cash flow of the investment portfolio, the mix of 62% fixed rate loans and 38% variable rate loans (including loans that mature within 90 days) in the portfolio, and expected loan amortization/pay-downs. Fifty-one percent of total interest-bearing liabilities are regularly repriced (maturing CDs, money market accounts, and certain borrowings) and another 26% are repriced periodically (interest-checking and savings). Maturing CDs continued to reprice downward during the first quarter as measured by the favorable 77-basis-point spread between the rate on CDs running off and the lower rate at which they are being renewed. This favorable spread has been fairly constant for the last three quarters. In addition, rates on other non-CD deposits were lowered further in the first quarter, though the overall cost of deposits benefited primarily from a full quarter's impact of the reductions made in the fourth quarter of 2002 that were consistent with the Federal Reserve's rate decrease. See pages 27-28 for an analysis of the Company's net interest income sensitivity going forward under alternative interest rate and balance sheet assumptions.

The slight narrowing in margin compared to fourth quarter 2002 reflects unusual investment income items in each quarter. An additional $269,000 in interest income was booked in the first quarter due to accretion of discounts on called bonds, following $736,000 in the fourth quarter largely for the same reason. Had these items not occurred, the first quarter net interest margin would have been 4.76% compared to 4.74% in the fourth quarter.

Earning assets at quarter-end were $39 million lower (down 1.3%) from one year earlier, comprised of $96 million more loans (up 5.6%), offset by $135 million less securities (down 11%). Investments have been allowed to run off during the period, reflective of the Company's strategy to use cash flow to support loan growth and repay borrowings until reinvestment and leverage opportunities become attractive. Nearly half of the investment run-off ($65 million) occurred in first quarter 2003, partially offset by $14 million in loan growth.

Approximately $62 million in borrowings has been paid down over the last twelve months as a result of the above investment deleveraging strategy, causing the borrowings-to-earning-asset ratio to drop 1.8 percentage-points to 14.9%. The corresponding pay- down of lower rate, shorter maturity long-term borrowings, caused the rate on total long-term borrowings (which also includes the Company's trust preferred issuances) to increase 47 basis points in the first quarter versus the year-earlier period despite lower market interest rates. However, a strategic shift in the mix of borrowing activity towards short-term borrowings enabled the Company to reduce the cost of funds on overall external borrowings by 79 basis points over the same time frame.

Table 2 below sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the quarters indicated below. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages balances are computed using daily balances. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest-earning assets for purposes of these computations.

                    Table 2: Quarterly Average Balance Sheet


------------------------------------------------------------------------------------------------------------------------------------
                                                            First Quarter Ended                         Fourth Quarter Ended
                                                                  March 31,                                  December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                  2003                            2002                          2002
------------------------------------------------------------------------------------------------------------------------------------
                                                            Avg.                           Avg.                           Avg.
                                                   Amt.     Yield/                 Amt.    Yield/                Amt.     Yield/
(000's omitted except yields           Avg.        Of       Rate        Avg.       Of      Rate       Avg.       Of       Rate
 and rates)                          Balance     Interest   Paid       Balance   Interest  Paid      Balance   Interest   Paid
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Time deposits in other banks      $      223   $    0     0.00%   $      357        $1   1.14%  $      394       $2     2.01%
  Taxable investment securities        786,767   12,568     6.48%      898,231    14,428   6.51%     850,383   14,086     6.57%
  Nontaxable investment securities     402,476    7,237     7.29%      299,673     5,687   7.70%     403,508    7,384     7.26%
  Loans (net of unearned
   discount)(1)                      1,807,889   31,387     7.04%    1,733,863    33,190   7.76%   1,797,678   33,207     7.33%
                                    -------------------             --------------------          -------------------
     Total interest-earning assets   2,997,355   51,192     6.93%    2,932,124    53,306   7.37%   3,051,963   54,679     7.11%

Noninterest earning assets:
  Cash and due from banks              102,443                          99,356                       103,169
  Premises and equipment, net           57,114                          53,799                        56,657
  Other assets                         192,916                         196,881                       194,762
  Allowance for loan losses            (26,327)                        (23,915)                      (24,338)
  Net unrealized gains on
    available-for-sale portfolio        64,934                          26,748                        63,407
                                    ----------                      ----------                    ----------
     Total assets                   $3,388,435                      $3,284,993                    $3,445,620
                                    ==========                      ==========                    ==========

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Interest-bearing liabilities:
  Savings deposits                    $986,693    1,934     0.79%     $959,169     3,195   1.35%    $972,360    2,216     0.90%
  Time deposits                      1,101,091    8,702     3.21%    1,157,663    11,974   4.19%   1,112,447    9,552     3.41%
  Short-term borrowings                171,339      562     1.33%       59,958       298   2.02%     217,122      905     1.65%
  Long-term borrowings                 294,637    4,530     6.24%      361,715     5,142   5.77%     306,781    4,833     6.25%
                                    -------------------             --------------------          -------------------
     Total interest-bearing
       liabilities                   2,553,760   15,728     2.50%    2,538,505    20,609   3.29%   2,608,710   17,506     2.66%

Noninterest bearing liabilities:
  Demand deposits                      449,219                         427,901                       454,038
  Other liabilities                     55,953                          43,296                        61,893
Shareholders' equity                   329,503                         275,291                       320,979
                                    ----------                      ----------                    ----------
     Total liabilities and
       shareholders' equity         $3,388,435                      $3,284,993                    $3,445,620
                                    ==========                      ==========                    ==========

Net interest earnings                           $35,464                          $32,697                      $37,173
                                                =======                          =======                      =======
Net interest spread                                         4.43%                          4.08%                          4.45%
Net interest margin on
  interest-earnings                                         4.80%                          4.52%                          4.83%
assets

Federal tax exemption on nontaxable
  investment securities and loans
  included in interest income                    $2,980                           $2,529                       $3,326

------------------------------------------------------------------------------------------------------------------------------------

(1) The impact of interest not recognized on nonaccrual loans and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms was immaterial.

The changes in net interest income (full tax-equivalent basis) by volume and rate component are shown below for each major category of interest-earning assets and interest-bearing liabilities.

                         Table 3: Quarterly Rate/Volume

-----------------------------------------------------------------------  ----------------------------------
                                    1st Quarter 2003 versus 1st               1st Quarter 2003 versus 4th
                                           Quarter 2002                               Quarter 2002
-----------------------------------------------------------------------  ----------------------------------
                                    Increase (Decrease) Due to            Increase (Decrease) Due to Change
                                           Change in (1)                                in (1)
-----------------------------------------------------------------------  ----------------------------------
                                                               Net                                   Net
(000's omitted)                      Volume       Rate       Change          Volume      Rate       Change
-----------------------------------------------------------------------  ----------------------------------
Interest earned on:
  Time deposits in other banks          ($0)         ($1)         ($1)         ($1)         ($1)         ($2)
  Taxable investment securities      (1,781)         (79)      (1,860)      (1,276)        (242)      (1,518)
  Nontaxable investment
    securities                        3,444       (1,894)       1,550         (149)           2         (147)

  Loans (net of unearned
    discount)                         7,311       (9,114)      (1,803)       1,077       (2,897)      (1,820)
Total interest-earning assets(2)    $ 6,467      ($8,581)     ($2,114)     ($1,437)     ($2,050)     ($3,487)

Interest paid on:
  Savings deposits                  $   613      ($1,874)     ($1,261)     $   200      ($  482)     ($  282)
  Time deposits                        (561)      (2,711)      (3,272)        (125)        (725)        (850)
  Short-term borrowings                 918         (654)         264         (178)        (165)        (343)
  Long-term borrowings               (2,787)       2,175         (612)        (286)         (17)        (303)
Total interest-bearing
  liabilities(2)                    $   862      ($5,743)     ($4,881)       ($452)     ($1,326)     ($1,778)

Net interest earnings (2)           $   739      $ 2,028      $ 2,767      ($1,228)       ($481)     ($1,709)
------------------------------------------------------------------------------------------------------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company's sources of noninterest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of retirement plan administration and consulting (BPA), personal trust, employee benefit trust (EBT), investment and insurance products (CISI); and periodic transactions, most often net gains (losses) from the sale of investments, prepayment of term debt, or other occasional events.

                           Table 4: Noninterest Income

--------------------------------------------------------------------------------------------
                                                   Three Months Ended March 31,
--------------------------------------------------------------------------------------------
                                                      Change from 1Q '02  Change from 4Q '02
(000's omitted)                                2003     Amount  Percent    Amount  Percent
--------------------------------------------------------------------------------------------
Personal trust                                  $375   ($139)    -27.0%      $23      6.5%
EBT/BPA                                        1,335     233      21.1%       86      6.9%
Elias Asset Management                           527    (250)    -32.2%       41      8.4%
CISI                                             792    (401)    -33.6%      136     20.7%
Insurance - CBNA                                  61       6      10.9%      (39)   -39.0%
--------------------------------------------------------------------------------------------
  Total financial services                     3,090    (551)    -15.1%      247      8.7%

Electronic banking                               546     (60)     -9.9%      (59)    -9.8%
Mortgage banking                                 689     569     474.2%      652   1762.2%
Deposit service charges                        1,296     (17)     -1.3%        2      0.2%
Overdraft fees                                 2,910   1,479     103.4%      722     33.0%
Commissions                                      546     (68)    -11.1%      (55)    -9.2%
Miscellaneous income (loss)                      (35)    (45)   -450.0%     (220)  -118.9%
--------------------------------------------------------------------------------------------
  Total general banking services               5,952   1,858      45.4%    1,042     21.2%
--------------------------------------------------------------------------------------------

  Total noninterest income excluding
    investment security gain, net and
    loss on early retirement
    of long-term borrowings                    9,042   1,307      16.9%    1,289     16.6%

Investment security gain, net and loss on
early retirement of long-term borrowings         (45)    (45)     0.00%     (358)  -114.4%
--------------------------------------------------------------------------------------------
     Total noninterest income                 $8,997  $1,262      16.3%     $931     11.5%
============================================================================================

Noninterest income as a percentage of
  operating  income (excludes investment
  security gain, net and other timing
  adjustments)                                  20.4%    2.1%                3.2%
--------------------------------------------------------------------------------------------

As displayed in Table 4, noninterest income (excluding securities and debt transactions) was $9.0 million in the first quarter, an increase of $1.3 million or 16.9% from one year earlier. It rose by nearly the same amount or 16.6% from the fourth quarter 2002 level.

The primary reason for the increase in both quarters was general banking revenues, which climbed $1.9 million or 45% compared to first quarter 2002 and $1.0 million or 21% versus fourth quarter 2002.

The greatest portion of the increase came from overdraft fees generated from the Company's Overdraft Freedom(TM) program, introduced in early December 2002. Overdraft FreedomTM is a program currently offered to retail customers whereby the Bank may pay overdrawn amounts for qualified customers up to a certain predetermined limit for which they are charged the standard overdraft fee. This is a courtesy service to customers in good standing that may allow them to avoid late and non-payment penalties from creditors and vendors and help them in their effort to avoid the negative consequences of returned checks. Total first quarter overdraft fees climbed by $1.5 million (103%) versus the same period last year and by $722,000 versus the linked quarter. In the first quarter, related net charges (write-off of uncollected overdrawn funds and fees, net of recoveries, classified in other expense) represented approximately 11.4% of net fee income (after 5.2% in refunds). This compares to net charges that equaled 11.0% and 6.7% of net fee income in the fourth and first quarters of 2002, respectively. After net charges, total overdrafts produced $2.6 million of income this quarter, an increase of $1.2 million from one year earlier, and $619,000 more than collected in the linked quarter. Recurring Overdraft Freedom(TM) overhead costs related to staffing and processing expense are less than $350,000 per annum.

Mortgage banking fees accounted for the balance of the improvement in general banking revenues. The Company resumed sale of secondary-market-eligible mortgages in excess of 20-year maturities in late 2002, when rates fell below the desirable holding yield threshold. Since fourth quarter 2001, new production had been held in portfolio because of its attractive yield and the ability to fund it through the (then) newly-acquired FleetBoston branch core deposits. Total first quarter mortgage banking fees of $689,000 (includes fees from servicing the portfolio, gains (losses) on the sale of loans, and changes in the valuation of mortgage serving rights) rose $569,000 versus first quarter 2002 and were $652,000 above the linked quarter's level. The servicing portfolio as of March 31, 2003 was $123 million, with servicing rights representing 0.43% of the portfolio.

Financial services revenues of $3.1 million in the first quarter decreased $551,000 or 15% from the same period last year, and rose $247,000 or 8.7% compared to the prior quarter. The primary cause of the decrease over the last four quarters is the weakened condition of the U.S. equity markets. Revenues from Elias Asset Management (EAM), the Company's subsidiary which manages investments for institutions and high net worth individuals, were negatively impacted by the performance of equity markets and their impact on fees generated from account balances and activity. Personal trust revenues were also reduced, though to a lesser extent because of the higher portion of fixed income investments held by its clients. The Company's broker-dealer, Community Investment Services, Inc. (CISI), also had lower revenues, largely because of unusually high annuity sales a year ago. As a whole, revenues for these three businesses were off by $790,000 or 32% compared to first quarter 2002. Though such revenues are impacted by investment mix, style, and a variety of customer-specific factors, by way of comparison, the Standard & Poor's 500 index (S&P) and the New York Stock Exchange index (NYSE) were each down approximately 26% over the same time period.

First quarter 2003 revenues from the above equity market-related businesses rose $200,000 or 13% compared to fourth quarter 2002. Growth was positive for each of them, in contrast to a 3.6% decline for the S&P and a 5.4% decline for the NYSE.

Reflective of continued strong new business generation, the Company's Benefit Plans Administrative Services (BPA) subsidiary was largely unaffected by the equity market weakness. First quarter revenues reached $1.3 million, up a strong 21% versus the comparable quarter last year, and were 6.9% higher than the prior quarter. BPA provides actuarial, daily valuation recordkeeping, and custodial services to organizations that offer retirement plans to their employees. It markets these services to mutual fund companies, other banks and broker-dealers, which in turn sell full-service retirement plans to their end-user customers.

Financial services' assets under management or administration were $1.439 billion as of quarter end, a 3.6% reduction from the year earlier level. Assets fell at the three equity market-related businesses, ranging from -4% to -34%, partially offset by BPA's growth in assets under administration of 50%. Over the last 90 days, total financial services' assets under management or administration have increased 5.5%, driven by growth at BPA.

Financial services revenues contributed 34% of total recurring noninterest income for the first quarter versus 47% one year earlier. The ratio declined largely because of the softness in financial services revenues as discussed above, coupled with the increase in banking fees provided by the Overdraft Freedom(TM) program and restoration of secondary market mortgage sales. On a pretax operating basis (excluding money market interest and nonrecurring items), the combined contribution of the financial services businesses was $509,000 in the first quarter compared to $916,000 one year earlier. These results constitute 3.8% and 7.8% of company-wide pretax income, respectively.

The ratio of noninterest income to operating income was 20.4% for first quarter 2003, 2.1 percentage points higher than the same period last year. The improvement reflects the unusually large increase in recurring noninterest income (up 23%) compared to a 10.5% increase in net interest income (FTE, adjusted for certain investment income items discussed above).

Securities transactions this quarter were limited to a $45,000 premium paid to repurchase a second $500,000 block of the Company's 9.75% fixed-rate trust preferred securities (the first block was acquired in second quarter 2002), further lowering funding costs. There were no securities transactions in the first quarter of last year. In the linked fourth quarter, $18 million of securities were sold, generating $1.2 million in gains, partially offset by a $925,000 penalty on the repurchase of approximately $11 million in intermediate-term Federal Home Loan Bank (FHLB) debt. In accordance with historic practice, all of these transactions benefited the Company on an economic basis.

Table 5 below reconciles differences between the line of business income breakdown in Table 4 and regulatory reporting definitions as reflected on the Call Report and the Consolidated Statements of Income.


                           Table 5: Noninterest Income

-----------------------------------------------------------------------------------------------------------
                                                         Quarter Ended March 31, 2003
-----------------------------------------------------------------------------------------------------------
                                                        Regulatory Reporting Categories
                                     ----------------------------------------------------------------------

                                                          Commissions                           Loss on
                                     Fiduciary   Service      and         Other                  Early
(000's omitted)                         and      Charges    Advisory     Service     Other     Retirement
                                     Investment    on       Fees on     Charges,   Operating       of
                                      Services   Deposit   Investment  Commissions   Income  Borrowings Total
                                                 Accounts   Products    And Fees
-----------------------------------------------------------------------------------------------------------
Personal trust                            $375                                                        $375
EBT/BPA                                    496                             $839                      1,335
Elias Asset Management                                          $527                                   527
CISI                                                             792                                   792
Insurance - CBNA                                                             61                         61
-----------------------------------------------------------------------------------------------------------
  Total financial services                 871                 1,319        900                      3,090

Electronic banking                                  $169                    377                        546
Mortgage banking                                                            369      $320              689
Deposit service charges                            1,296                                             1,296
Overdraft fees                                     2,910                                             2,910
Commissions                                                                 546                        546
Miscellaneous income (loss)                                                          (35)              (35)
-----------------------------------------------------------------------------------------------------------
  Total general banking services                   4,375                  1,292      285             5,952
-----------------------------------------------------------------------------------------------------------

  Total                                    871     4,375       1,319      2,192      285             9,042

Loss on early retirement of
borrowings                                                                                   ($45)     (45)

-----------------------------------------------------------------------------------------------------------
     Total noninterest income             $871    $4,375      $1,319     $2,192     $285     ($45)  $8,997
===========================================================================================================

Noninterest Expense

As shown in Table 6, first quarter 2003 noninterest expense of $24.6 million was essentially flat with the equivalent 2002 period, and $610,000 or 2.5% higher than the fourth quarter of 2002.

                          Table 6: Noninterest Expense

---------------------------------------------------------------------------------
                          Three Months Ended March 31,

---------------------------------------------------------------------------------
                                          Change from 1Q '02  Change from 4Q '02
(000's omitted)                    2003     Amount    Percent   Amount   Percent
---------------------------------------------------------------------------------
Personnel expense                 $12,778      $653       5.4%    $1,021    8.7%
Net occupancy expense               2,421        99       4.3%       446   22.6%
Equipment expense                   1,904        33       1.8%       (66)  -3.4%
Legal and professional fees           736      (118)    -13.8%      (266) -26.5%
Data processing expense             1,604       (75)     -4.5%      (349) -17.9%
Amortization of intangibles         1,281      (259)    -16.8%       (31)  -2.4%
Stationery and supplies               586      (101)    -14.7%        20    3.5%
Foreclosed property expense           167      (161)    -49.1%        (5)  -2.9%
Deposit insurance premiums            104       (18)    -14.8%         0    0.0%
Other                               3,056       527      20.8%      (160)  -5.0%
--------------------------------------------------------------------------------
  Total before one-time expenses   24,637       580       2.4%       610    2.5%
Acquisition and unusual expenses        0      (592)   -100.0%         0    0.0%
--------------------------------------------------------------------------------
  Total noninterest expense       $24,637      ($12)      0.0%      $610    2.5%
================================================================================

Financial services noninterest     $2,581     ($144)     -5.3%      ($29)  -1.1%
expense
Banking noninterest expense        22,056       132       0.6%       639    3.0%
--------------------------------------------------------------------------------
 Total noninterest expense        $24,637      ($12)      0.0%      $610    2.5%
================================================================================

Total noninterest expenses as
  a percentage of average assets    2.95%     -0.02%                0.18%
Efficiency ratio-recurring          53.3%      -3.0%                 2.1%
--------------------------------------------------------------------------------

The Company's efficiency ratio, which excludes intangible amortization, net securities gains/losses, acquisition costs, and unusual income and expense items, was 53.3% for the first quarter, a 3.0-percentage-point improvement from the comparable 2002 quarter. The ratio rose 2.1 percentage points versus fourth quarter 2002, largely because of the planned $1.2 million-reduction in net interest income (full-tax equivalent) as a result of the Company's investment deleveraging strategy. Consequently, the increase in recurring operating income was limited to growth in noninterest income, which rose $1.5 million or nearly 20%, for a net change of $244,000. By comparison, overhead rose $1.1 million or 4.7%.

There were no acquisition and unusual expenses in the current and linked quarters. Such first quarter 2002 expenses were $592,000, primarily limited to consulting fees related to restructuring the loan and deposit operations centers to handle the higher volumes caused by 2001's acquisitions.

Amortization of deposit intangibles decreased $259,000 and $31,000 compared to first quarter 2002 and fourth quarter 2002, respectively. These declines were primarily due to the use of the accelerated method of amortization as prescribed by GAAP.

Recurring overhead (excluding intangible amortization and 2002's acquisition and unusual expenses) rose a modest $839,000 or 3.7% in the first quarter compared to the same quarter last year. Compared to fourth quarter 2002, recurring overhead rose $641,000 or 2.8%.

Recurring banking expense (excluding intangible amortization) rose $983,000 in the first quarter compared to the same quarter last year. Eighty percent of the increase is explained by higher personnel expense (up 7.7%) caused by expanded benefit costs and annual merit increases. Staffing rose by six, with additions limited to selected expertise in commercial lending, loan review, auditing, finance, and technology. All other banking expense rose a net of $192,000, with the largest single reason for increase being the $249,000 in additional charges related to the Overdraft Freedom(TM) program. Compared to fourth quarter 2002, recurring banking expense rose $670,000 or 3.3%. As previously mentioned, a portion of the increases in personnel expense (up $978,000) and net occupancy expense (up $452,000) was due to seasonal factors (taxes and weather), and a good deal of their combined increase was offset by reductions in almost all other major expense categories. The banking efficiency ratio improved to 51.0% in the first quarter compared to 54.2% one year earlier and 48.7% in the linked quarter.

Financial services recurring overhead decreased by $144,000 in the first quarter compared to the same period last year (down 5.3%) and decreased $29,000 (down 1.1%) versus the linked quarter. These changes were primarily driven by personnel expense. In certain components of the financial services business, personnel costs are commission-based and directly track revenue changes. In addition, non-commissioned staffing is being very carefully controlled in light of continued soft equity market conditions and their impact on fees tied to assets under management. The efficiency ratio for financial services was 83.5% in the first quarter, up from 77.0% one year earlier but an improvement of 4.6 percentage points from the linked quarter.

Income and Income Taxes

First quarter 2003 income before taxes of $13.4 million was up $1.7 million or 15% from the prior year's amount. The effective income tax rate was 26.0% for the first quarter of 2003 compared to 27.0% for the first quarter of 2002. This reduction was mainly related to the benefits realized on a larger proportion of income from tax-exempt securities.

Investments

As reflected in Table 7, investments were $1.225 billion at the end of the first quarter, a decrease of $58 million or 4.6% from the balances at December 31, 2002. Average investments of $1.445 billion for the first quarter 2003 were down $65 million or 5.2% from the fourth quarter 2002. As previously mentioned, investments have been allowed to run off during the period, reflective of the Company's strategy to use cash flow to support loan growth and repay borrowings until reinvestment and leverage opportunities become more attractive.

                                        Table 7: Investments

----------------------------------------------------------------------------------------------------------------
                                                    March 31, 2003                   December 31, 2002
----------------------------------------------------------------------------------------------------------------
                                              Amortized         Market          Amortized          Market
(000's omitted)                            Cost/Book Value      Value        Cost/Book Value        Value
---------------------------------------------------------------------------- -----------------------------------
                                            Amount   Mix %  Amount   Mix %    Amount   Mix %    Amount   Mix %
---------------------------------------------------------------------------- -----------------------------------
Held to Maturity Portfolio

Obligations of states and political           $7,506  100%     $7,766   100%     $7,412   100%     $7,666   100%
subdivisions

---------------------------------------------------------------------------- -----------------------------------
Total                                         $7,506  100%     $7,766   100%     $7,412   100%     $7,666   100%
============================================================================ ===================================

Available for Sale Portfolio
----------------------------
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                  $370,363   32%   $399,832    33%   $380,243    32%   $411,278    32%

Obligations of state and political
subdivisions                                 401,773   35%    426,113    35%    404,864    34%    420,605    33%

Corporate securities                          27,935    3%     30,685     2%     27,972     2%     30,225     3%
Collateralized mortgage obligations (CMO)    206,239   18%    215,220    18%    235,286    19%    245,368    19%
Mortgage-backed securities                   115,702   10%    121,261    10%    131,755    11%    137,211    11%
---------------------------------------------------------------------------- -----------------------------------
  Total                                    1,122,012   98%  1,193,111    98%  1,180,120    98%  1,244,687    98%
Equity securities                             18,808    2%     18,808     2%     25,814     2%     25,814     2%
Federal Reserve Bank common stock              5,656    0%      5,656     0%      5,652     0%      5,652     0%
---------------------------------------------------------------------------- -----------------------------------
  Total                                    1,146,476  100% $1,217,575   100%  1,211,586   100% $1,276,153   100%
                                                     =======================           =========================
Net unrealized gain on available for sale
  portfolio                                   71,099                             64,567
                                          ----------                         ----------
     Total carrying value                 $1,225,081                         $1,283,565
                                          ==========                         ==========

Loans

As shown in Table 8, loans ended the first quarter at $1.821 billion, up $14 million over the last 90 days, and $96 million or 5.6% higher than one year earlier. Virtually all of the net growth during the last 12 months has been from retail borrowers. While the prior three quarters have had increases in the $27-$28 million range, the current quarter rose about half those amounts, largely because of reduced mortgages originated for retention in portfolio. As previously noted, sales of new secondary-market-eligible production resumed in late 2002, amounting to placement of $9 million in the fourth quarter and $31 million in the first quarter. Had these mortgages been retained, loans would have risen $136 million over the last twelve months or 7.9%. All loan growth has occurred in the New York franchise (up 8.1%), offset by a slight reduction in the Pennsylvania franchise (down 3.6%).


                                 Table 8: Loans

---------------------------------------------------------------------------------------------------------------------------
                       March 31,         December 31,         March 31,          Change from 1Q '02     Change from 4Q '02
(000's omitted)       2003     Mix       2002      Mix       2002      Mix       Amount  Percent         Amount    Percent
---------------------------------------------------------------------------------------------------------------------------
Consumer mortgage  $  520,480  28.6%  $  510,309   28.2%    $455,522   26.4%     $64,958    14.3%         $10,171      2.0%
Business lending      639,176  35.1%     629,903   34.9%     638,024   37.0%       1,152     0.2%           9,273      1.5%
Consumer indirect     290,790  16.0%     287,380   15.9%     253,375   14.7%      37,415    14.8%           3,410      1.2%
Consumer direct       370,240  20.3%     379,313   21.0%     377,279   21.9%      (7,039)   -1.9%          (9,073)    -2.4%
---------------------------------------------------------------------------------------------------------------------------
  Total loans      $1,820,686 100.0%  $1,806,905  100.0%   $1,724,200 100.0%     $96,486     5.6%         $13,781      0.8%
===========================================================================================================================

Despite resumed secondary market sales, consumer mortgages extended their two-year trend as the largest source of portfolio growth, up $10.2 million in the first quarter due to the most favorable refinancing environment seen in decades, along with the convenience and efficiency of our branch offices in originating these loans. The new markets opened up by our 36-branch FleetBoston purchase have generated $59 million in portfolio production since their mid-November 2001 acquisition. Over the last twelve months, bank-wide consumer mortgages have increased $65 million or 14% to $520 million (29% of total loans outstanding). All the growth has been in the New York franchise.

Business lending, after being flat-to-down since the second quarter of 2001 (excluding loans acquired via FleetBoston), rose $9.3 million this quarter. This was primarily due to the impact of seasonal floor plan borrowing by existing automobile dealers and take-downs under lines of credit by several of our larger commercial borrowers. This increase essentially offset the reduction in outstandings that took place over the last nine months of 2002, resulting in minimal 12-month loan growth of $1.2 million or 0.2%. Business loans ended the quarter at $639 million or 35% of total loans outstanding. Both the New York and Pennsylvania franchises have been flat.

Consumer indirect loans, largely borrowing originated in automobile dealer showrooms, rose $3.4 million during the first quarter over the prior quarter, reflecting seasonal softness that began in fourth quarter 2002 when loans increased just $7.0 million. The traditionally strong third and second quarters registered increases of $11 million and $15 million, respectively, in 2002. Indirect loans at March 31, 2003 were $291 million (16% of total loans outstanding), a rise of $37 million or 15% over the last 12 months. Both the New York and Pennsylvania markets contributed growth, each of which added new originating dealers in 2002. Overall, used vehicles constitute 76% of CBU's indirect auto loans outstanding.

Consumer direct loans declined by $9.1 million in the first quarter, a portion of which reflects reduced demand for this type of loan due to soft economic conditions. In addition, a certain amount of installment and home equity loans continues to be paid off through conventional mortgage refinancings. Consumer direct loans at quarter end were $370 million (20% of total loans outstanding), down $7.0 million or 1.9% over the last 12 months. Outstandings in the New York franchise responded positively in the second and third quarters of last year to the spring homeowner loan program, which included promotional rates on home equity loans and direct installment loans. Loans then trailed off in the following two quarters. Outstandings in the Pennsylvania franchise have been decreasing steadily.

The following table reconciles the differences between the line of business loan breakdown reflected above as compared to regulatory reporting definitions reflected on the Call Report.

                   Table 9: Loan Reconciliation to Call Report

-------------------------------------------------------------------------------
                                   Line of Business as of March 31, 2003
                              -------------------------------------------------
                              Consumer  Consumer  Consumer  Business   Total
(000's omitted)                Direct   Indirect  Mortgages  Lending   Loans
-------------------------------------------------------------------------------
Regulatory Reporting
Categories:

Loans secured by real estate:

  Residential                  $217,360            $518,586  $33,254  $769,200
  Commercial                         42               1,800  272,214   274,056
  Farm                               32                       22,935    22,967
Agricultural loans                  156                       25,025    25,181
Commercial loans                 12,311                   7  255,172   267,490
Installment loans to
individuals                     137,314  $290,790        87    7,657   435,848
Other loans                       3,125                       22,919    26,044
-------------------------------------------------------------------------------
  Total loans                   370,340   290,790   520,480  639,176 1,820,786
  Unearned discount                 100                                    100
-------------------------------------------------------------------------------
     Net loans                 $370,240  $290,790  $520,480 $639,176 $1,820,686
===============================================================================

Asset Quality

As displayed in Table 10, asset quality as of March 31, 2003 reflects a $4.2 million increase in nonperforming assets during the first quarter to $16.6 million (including 90-day delinquencies). The bulk of this change is attributable to four commercial customers with balances over $400,000 previously identified as weak (two of them in the building supply business), which together total $2.9 million of the $3.8 million in additional nonaccruals. The approximate $400,000 increase in loans delinquent 90 days or more represents the net of three commercial loans totaling $535,000 moving to nonaccrual (including one of the above two building supply borrowers), three loans with balances totaling $513,000 becoming delinquent, and a number of new loans under $100,000 becoming delinquent. Compared to one year ago, nonperforming assets are higher by $526,000 or 3.3%. However, as a percent of loans outstanding plus OREO (other real estate owned), nonperforming assets were 0.91% at quarter end compared to 0.93% one year earlier and 0.69% at December 31, 2002.

                                   Table 10: Nonperforming Assets

---------------------------------------------------------------------------------------------------------------
                                                 March    March     December   Change from 1Q   Change from 4Q
                                                   31,      31,        31,          '02              '02
(000's omitted)                                   2003     2002       2002     Amount  Percent  Amount  Percent
---------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                 $13,577  $11,351    $9,754   $2,226    19.6%   $3,823   39.2%
Accruing loans 90+ days delinquent                 2,264    3,167     1,890     (903)  -28.5%      374   19.8%
---------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                    15,841   14,518    11,644    1,323     9.1%    4,197   36.0%
Restructured loans                                    39       76        43      (37)  -48.7%       (4)  -9.3%
Other real estate                                    700    1,460       704     (760)  -52.1%       (4)  -0.6%
---------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                  $16,580  $16,054   $12,391   $  526     3.3%   $4,189   33.8%
===============================================================================================================

Allowance for loan losses to total loans            1.50%    1.39%     1.46%    0.11%             0.04%
Allowance for loan losses to nonperforming
loans                                              172.7%   165.4%    226.1%     7.3%            -53.4%
Allowance for loan losses to nonperforming
assets                                             165.0%   149.6%    212.5%    15.4%            -47.5%
Nonperforming loans to total loans                  0.87%    0.84%     0.64%    0.03%             0.23%
Nonperforming assets to total loans and other
real estate                                         0.91%    0.93%     0.69%   -0.02%             0.22%
---------------------------------------------------------------------------------------------------------------

As displayed in Table 11, net charge-offs during the last 90 days were $2.4 million. This compares to $2.8 million in the fourth quarter of 2002 and $1.4 million in first quarter 2002. For the last 12 months, quarterly net charge-offs have averaged $2.7 million compared to the preceding 12-month period average of $1.7 million.

                   Table 11: Allowance for Loan Loss Activity

-----------------------------------------------------------------------------------------------------------------------
                                          March 31,  March 31,   December 31,   Change from 1Q  '02  Change from 4Q '02
(000's omitted)                             2003        2002       2002          Amount     Percent  Amount   Percent
-----------------------------------------------------------------------------------------------------------------------
Loans outstanding at end of period        $1,820,686 $1,724,400  $1,806,905      $ 96,286     5.6%  $13,781     0.8%
-----------------------------------------------------------------------------------------------------------------------
Average loans (net of unearned discount)   1,807,889  1,733,863   1,797,678        74,026     4.3%   10,211     0.6%
-----------------------------------------------------------------------------------------------------------------------

Allowance for loan losses at beginning
  of period                                   26,331     23,901      24,080         2,430    10.2%    2,251     9.3%

Loans charged off:
  Commercial, financial, and
    agricultural                               1,180        582       1,050           598   102.7%      130    12.4%
  Real estate                                     75          0         164            75   100.0%      (89)  -54.3%
  Installment and check credit                 1,727      1,486       2,040           241    16.2%     (313)  -15.3%
-----------------------------------------------------------------------------------------------------------------------
     Total loans charged off                   2,982      2,068       3,254           914    44.2%     (272)   -8.4%

Recoveries of loan previously charged off:
  Commercial, financial and agricultural          66         62          33             4     6.5%       33   100.0%
  Real estate                                      4        103           2           (99)  -96.1%        2   100.0%
  Installment and check credit                   531        494         429            37     7.5%      102    23.8%
-----------------------------------------------------------------------------------------------------------------------
     Total recoveries                            601        659         464           (58)   -8.8%      137    29.5%
-----------------------------------------------------------------------------------------------------------------------

Net loans charged off                          2,381      1,409       2,790           972    69.0%     (409)  -14.7%
Provision for loan losses                      3,400      1,518       5,041         1,882   124.0%   (1,641)  -32.6%
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of
  period                                  $   27,350  $  24,010   $  26,331       $ 3,340    13.9%  $ 1,019     3.9%
=======================================================================================================================

Net charge-offs to average loans
  outstanding                                   0.53%      0.33%       0.62%         0.20%            -0.09%

-----------------------------------------------------------------------------------------------------------------------

The primary reason for the overall increase in charge-offs over the last four quarters is the impact of the softening economy, largely on the Company's business borrowers, including partial or full charge-offs of loans made to three large commercial customers. Until the economy begins to strengthen, it is difficult to estimate whether the current 12-month run-rate for commercial net charge-offs of $1.3 million per quarter will be reduced. The prior 12-month run-rate was $538,000. Commercial net charge-offs for the first quarter were $1.1 million, $805,000 of which pertained to loans that were classified as nonperforming. In accordance with industry accounting standards for the Company's loan loss allowance, specific allocations recognizing probable losses in the commercial portfolio were increased during the quarter by approximately $580,000 to $5.7 million or 0.87% of that portfolio; this compares to $5.1 million or 0.79% of the portfolio as of year-end 2002 and $4.4 million or 0.68% one year earlier. Before the impact of charge-offs or elimination of specific allocations no longer justified, new specific allocations in the first quarter on loans over $50,000 were $1.8 million compared to $1.0 million in fourth quarter 2002.

Consumer installment net charge-offs for the first quarter were $1.2 million, which was in line with the average for the prior four quarters and approximately 14% higher than 2001's run rate. The higher net charge-offs in part reflect differences in underwriting criteria on acquired loans associated with the Company's 2001 branch acquisition. Consumer mortgage charge-offs continue to be historically de minimus.

As a percent of average loans outstanding, net charge-offs for the first quarter were 0.53%, 0.09% less than in fourth quarter 2002 and below the 0.56% average for all of 2002. Commercial net charge-offs were 0.70% of average outstandings compared to 0.63% in the linked quarter and 0.74% for 2002 as a whole. Consumer installment loan net charge-offs equaled 0.98% of average loans for the quarter just ended, well under 1.27% for fourth quarter 2002 and a virtual match to the 0.99% reported for all of 2002. Mortgage and home equity net charge-offs continue to have a negligible impact.

Regular bottom-up review of the asset quality of the portfolio is completed each quarter. As noted above, specific loan loss allocations for certain commercial customers identified as weak are considered and revised as necessary. General allocations against all other commercial loans and the consumer product lines are reviewed and recalculated quarterly based on historical loss experience, performance trends, and various quantifiable judgement factors. In accordance with this review, one of the qualitative risk factors related to commercial loans was increased this quarter, causing an additional $414,000 to be added to the allowance. As a result of this process, a required loan loss allowance of $27.4 million was determined as of March 31, 2003, necessitating a $3.4 million loan loss provision for the quarter compared to $1.5 million one year earlier and $5.0 million in fourth quarter 2002. The total loan loss provision for the first quarter represented 143% of net charge-offs, 18 percentage points above the 125% average for 2002 as a whole.

The allowance for loan losses has risen 14% over the last 12 months compared to a 5.6% increase in loans outstanding. Consequently, the ratio to loans outstanding has climbed 11 basis points to 1.50%, the highest in the Company's history and commensurate with the probable risk in the portfolio at this time.

Nonperforming loans (90 days past due and non-accruing) were 0.87% of loans outstanding at quarter end versus 0.64% as of December 31, 2002. This latter ratio compared very favorably with the peer bank median of 0.94% for year-end 2002. Peer bank allowance coverage of nonperforming loans, a general comparative measure of adequacy, was 207% at year end 2002, less favorable than the Company's coverage ratio of 226% at that time. The Company's coverage ratio decreased during the quarter just ended to 173%, still eight percentage points higher than one year earlier. While present coverage is below the Company's longer-term historic norm, the dollar amount of the allowance nonetheless represents 121% of cumulative three-year net charge-offs (2000-2002) and is 2.8 times 2002's full-year net charge-offs.

Delinquent loans (30 days through nonaccruing) as a percent of total outstandings decreased three basis points from year end to 1.85%, which compares to 1.89% at March 31, 2002. The current delinquency level is well within the range of 1.77%-1.96% experienced over the last eight quarters. As of December 31, 2002, the median peer bank delinquency ratio was 1.97%.

During the first quarter, the Company appointed Steven R. Tokach, previously President of Pennsylvania Banking, to a newly-designated Chief Credit Administrator position. In addition, a consultant with deep credit administration experience in Upstate New York has been retained to further strengthen credit administration practices.

Deposits

Total deposits at March 31, 2003 were $2.536 billion, $30.6 million or 1.2% above the balance at year-end 2002 and virtually unchanged from one year earlier. First quarter average total deposits of $2.537 billion remained essentially flat with the averages for the fourth and first quarters of 2002 (down 0.1% and 0.3%, respectively).

First quarter 2003 public fund deposits increased on a period-end and average basis versus fourth quarter 2002, reflective of the timing of the receipt of property taxes by municipalities; they were essentially flat with the prior year first quarter balances.

As shown in Table 12, average balances for IPC (individual and business) deposits in the first quarter were down slightly compared to fourth quarter 2002 and first quarter 2002 (-1.0% and -0.2%, respectively). Both reductions reflect the recent trend of time deposit run-off and lower money market account balances more than offsetting increases in liquid interest-bearing deposits such as interest checking and savings accounts. This shift in deposit mix may reflect customers' unwillingness to be locked into CD rates for extended periods of time given low market-driven rates and the diminished interest rate spread between CDs and shorter-term interest-bearing accounts. Despite the impact of lower time and money market deposits, total IPC deposits in the first quarter were down very slightly from a year ago because of 4.8% growth in demand deposits; in contrast, IPC demand deposits were off 3.1% compared to fourth quarter 2002, largely due to seasonal factors. As of March 31, 2003, IPC deposits were down minimally compared to year-end 2002 (-0.2%) and virtually equaled the balances at the year-earlier date. IPC deposits in the 36 former FleetBoston branches purchased in mid-November 2001 have risen 4% since that time.

                                            Table 12: Average Deposits

-----------------------------------------------------------------------------------------------------------
                                 March 31, December 31,  March 31,  Change from 1Q '02  Change from 4Q '02
(000's omitted)                    2003       2002         2002      Amount    Percent   Amount    Percent
-----------------------------------------------------------------------------------------------------------
Noninterest-bearing demand
deposits                        $  449,219  $  454,038   $  427,901   $21,318      5.0%  ($4,819)     -1.1%
Interest-bearing demand deposits   270,947     263,490      260,146    10,801      4.2%     7,457      2.8%
Regular savings deposits           415,628     407,701      390,005    25,623      6.6%     7,927      1.9%
Money market deposits              300,118     301,169      309,018    (8,900)    -2.9%    (1,051)    -0.3%
Time deposits                    1,101,091   1,112,447    1,157,663   (56,572)    -4.9%   (11,356)    -1.0%
------------------------------------------------------------------------------------------------------------
  Total deposits                $2,537,003  $2,538,845   $2,544,733   ($7,730)    -0.3%   ($1,842)    -0.1%
============================================================================================================

IPC deposits                    $2,352,885  $2,377,777   $2,357,754   ($4,869)    -0.2%  ($24,892)    -1.0%
Public fund deposits               184,118     161,068      186,979    (2,861)    -1.5%    23,050     14.3%
------------------------------------------------------------------------------------------------------------
  Total deposits                $2,537,003  $2,538,845   $2,544,733   ($7,730)    -0.3%   ($1,842)    -0.1%
============================================================================================================


Borrowings

At the end of the first quarter 2003, borrowings and federal funds purchased of $365 million were $98 million or 21% lower than they were at the end of 2002. Short-term borrowings decreased by $110 million, long-term borrowings decreased by $5 million and federal funds purchased increased by $17 million. The decrease in combined borrowings is the result of the investment deleveraging strategy previously discussed. Refer to the net interest income section on page 14 for further review of borrowing activity over the past 12 months.

Other Assets and Liabilities

Other assets and liabilities had a net liability balance of $20.0 million at March 31, 2003 versus a net liability position of $21.3 million at December 31, 2002. The change was mainly attributable to an increase in deferred taxes related to the market value adjustment and assorted timing differences.

Shareholders' Equity

Total shareholders' equity equaled $337 million at the end of the first quarter, $11.9 million higher than the balance at December 31, 2002. This increase consisted of $909,000 from shares issued under the employee stock plan, an after-tax market value adjustment of $4.9 million and net income of $9.9 million, offset by dividends declared of $3.8 million. Over the past 12 months total shareholders' equity increased by $64.9 million, a majority of which came from $41.0 million of net income and a $38.1 million increase in the after-tax market value adjustment, reduced by dividends declared of $14.8 million.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be `well-capitalized,' reached 7.44% at the end of the first quarter, its strongest level in a decade. The tangible equity-to-assets ratio has risen 215 basis points over the last 12 months from 4.13% to 6.28%. Excluding the impact of the change in the market value adjustment (which impacts both asset and equity levels), the tangible-equity-to-assets ratio at March 31, 2003 would have risen by 108 basis points versus one year earlier.

The dividend payout ratio (dividends declared divided by net income) for first quarter 2003 was 37.9%, compared to 39.0% and 40.8% for the fourth and first quarters of 2002, respectively. First quarter 2003's ratio was lower than the prior year period, despite a $0.02 higher dividend declared per share ($0.29 vs. $0.27), because of the $1.4 million (16.3%) increase in net income. The first quarter 2003 dividend payout ratio fell from fourth quarter 2002's level due to net income rising $310,000 or 3.2%, while dividends declared per share were constant.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on and off-balance sheet funding are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of March 31, 2003, this ratio was 14.5% for both time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. The Company has an immaterial amount of credit risk because essentially all of the fixed-income securities in the investment portfolio are AAA-rated (highest possible rating). In addition, equity investments make up less than 3% of the overall investment portfolio, and therefore, almost all the price risk is related to interest rates, the primary market risk exposure of the Bank. The ongoing monitoring and management of this risk, over both a short-term tactical and longer-term strategic time horizon, is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors and reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Management Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability management activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends.

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

Changes in net interest income are reviewed after subjecting the balance sheet to an array of treasury yield curve possibilities. The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on March 31, 2003, assuming conservative levels of balance sheet growth-- low single digit growth in loans and deposits along with natural run-off of investments, augmented by any necessary changes in borrowings, with no growth in other major portions of the balance sheet. On that basis, a variety of scenarios was tested, including moving the prime and federal funds rates up 200 basis points and down 100 basis points over a 12 month period while flattening the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms.

                                  Table 13: Management Model

                                       Net Interest Income
                                  Dollar Change During First 12
               Rate Change                   Months
             In Basis Points        Versus No Change In Rates              Percent Change
            --------------------------------------------------------------------------------------
                 + 200 bp                  $1.7 million                         1.3%
                 - 100 bp                 -$3.7 million                        -3.0%

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

Item  2. Changes in Securities.

There have been no changes in securities during the quarter ended March 31, 2003.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2003.

Item 4.  Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of the shareholders during the quarter ended March 31, 2003.

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

      a)    Exhibits required by Item 601 of Regulation S-K:

            (21) Subsidiaries of the registrant


               Name                                            Jurisdiction of Incorporation
         Community Bank, N.A.                                           New York
         Community Capital Trust I                                      Delaware
         Community Capital Trust II                                     Delaware
         Community Statutory Trust III                                  Connecticut
         Community Financial Services, Inc.                             New York
         Benefit Plans Administrative Services, Inc.                    New York
         CBNA Treasury Management Corporation                           New York
         Community Investment Services, Inc.                            New York
         CBNA Preferred Funding Corporation                             Delaware
         CFSI Close-Out Corp.                                           New York
         Elias Asset Management, Inc.                                   Delaware
         First Liberty Service Corporation                              Delaware
         First of Jermyn Realty Co.                                     Delaware

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

      c) Reports on Form 8-K: Form 8-K related to quarterly press release was filed on April 25, 2003 Form 8-K announcing the Agreement and Plan of Merger with Peoples Bankcorp, Inc. on May 8, 2003

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.

Date: May 15, 2003
                                           /s/ Sanford A. Belden
                                           ------------------------------------
                                           Sanford A. Belden,
                                           President,  Chief
                                           Executive Officer and
                                           Director

Date: May 15, 2003

                                           /s/ David G. Wallace
                                           ------------------------------------
                                           David G. Wallace, Treasurer and
                                           Chief Financial Officer

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

Date:  May 15, 2003

/s/ Sanford A. Belden
-----------------------------------------------
Sanford A. Belden,
President, Chief Executive Officer and Director

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

Dated:  May 15, 2003

/s/ David G. Wallace
-------------------------------------
David G. Wallace,
Treasurer and Chief Financial Officer