Form 10-Q
period 2003-06-30
COMMUNITY BANK SYSTEM INC
filed 2003-08-13
CIK 723188

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                         Commission file number 0-11716

                       [LOGO] COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

                             New York Stock Exchange
                   (Name of Each Exchange on Which Registered)

             Delaware                                     16-1213679
         (State or other                    (I.R.S. Employer Identification No.)
   jurisdiction of incorporation)

 5790 Widewaters Parkway, DeWitt, New York                     13214-1883
 (Address of principal executive offices)                      (Zip Code)

                                 (315) 445-2282
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No par value - 12,991,977 shares outstanding as of August 11, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

      Consolidated Statements of Condition
      June 30, 2003 and December 31, 2002 ...............................     3

      Consolidated Statements of Income
      Three and six months ended June 30, 2003 and 2002 .................     4

      Consolidated Statement of Shareholders' Equity
      Six months ended June 30, 2003 ....................................     5

      Consolidated Statements of Comprehensive Income
      Six months ended June 30, 2003 and 2002 ...........................     6

      Consolidated Statements of Cash Flows
      Six months ended June 30, 2003 and 2002 ...........................     7

      Notes to Consolidated Financial Statements
      June 30, 2003 .....................................................     8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...........................................    13

Item 3. Quantitative and Qualitative Disclosure about Market Risk .......    28

Item 4. Controls and Procedures .........................................    29

Part Ii. Other Information

Item 1. Legal Proceedings ...............................................    30

Item 2. Changes in Securities ...........................................    30

Item 3. Defaults upon Senior Securities .................................    30

Item 4. Submission of Matters to a Vote of Securities Holders ...........    30

Item 5. Other Information ...............................................    30

Item 6. Exhibits and Reports on Form 8-K ................................    30

Part 1. Financial Information

Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

                                                                                  June 30,
                                                                                    2003          December 31,
                                                                                 (Unaudited)          2002
---------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                         $     109,898     $     113,531

Held-to-maturity investment securities                                                  6,818             7,412
Available-for-sale investment securities                                            1,159,994         1,276,153
---------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,167,102 and $1,283,819)             1,166,812         1,283,565

Loans                                                                               1,858,015         1,806,905
  Allowance for loan losses                                                            27,417            26,331
---------------------------------------------------------------------------------------------------------------
Net loans                                                                           1,830,598         1,780,574

Premises and equipment, net                                                            56,759            56,997
Accrued interest receivable                                                            21,272            22,772

Core deposit intangibles, net                                                          28,237            30,769
Goodwill, net                                                                         104,059           104,059
---------------------------------------------------------------------------------------------------------------
Intangible assets, net                                                                132,296           134,828

Other assets                                                                           38,626            41,937
---------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $   3,356,261     $   3,434,204
===============================================================================================================

Liabilities and Shareholders' Equity
Liabilities:
  Deposits
     Non-interest bearing                                                       $     465,377     $     439,075
     Interest-bearing                                                               2,076,597         2,066,281
---------------------------------------------------------------------------------------------------------------
Total deposits                                                                      2,541,974         2,505,356

Federal funds purchased                                                                 4,700            33,000
Borrowings                                                                            315,164           430,241
Company obligated mandatorily redeemable preferred securities of subsidiaries, Community Capital/Statutory Trust I-III, holding
  Solely junior subordinated debentures of the Company                                 76,903            77,375
Accrued interest and other liabilities                                                 65,701            63,194
---------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   3,004,442         3,109,166
---------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock no par $1.00 stated value for 2003 and 2002; 20,000,000 share authorized; 13,050,957 and 12,978,554 shares
     issued, respectively                                                              13,051            12,979
  Additional paid-in capital                                                           80,703            79,058
  Retained earnings                                                                   206,905           194,483
  Accumulated other comprehensive income                                               52,438            38,551
  Treasury stock, at cost (32,200 shares for 2003)                                     (1,209)                0
  Employee stock plan - unearned                                                          (69)              (33)
---------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                            351,819           325,038
---------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                      $   3,356,261     $   3,434,204
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except Per-share Data)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                      June 30,
------------------------------------------------------------------------------------------------------------------------
                                                                     2003          2002           2003           2002
------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                                      $   30,986    $   32,078     $   62,201     $   65,136
  Interest and dividends on investments:
     Taxable                                                          11,296        14,885         23,611         29,006
     Nontaxable                                                        4,671         4,260          9,353          7,858
------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 46,953        51,223         95,165        102,000
------------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Interest on deposits                                                 9,933        13,842         20,569         29,011
  Interest on federal funds purchased                                     84           149            169            236
  Interest on short-term borrowings                                      344           404            821            615
  Interest on mandatorily redeemable preferred securities              1,346         1,423          2,711          2,896
  Interest on long-term borrowings                                     3,144         3,968          6,309          7,637
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                14,851        19,786         30,579         40,395
------------------------------------------------------------------------------------------------------------------------

Net interest income                                                   32,102        31,437         64,586         61,605
Less:  provision for loan losses                                       2,673         3,384          6,073          4,902
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   29,429        28,053         58,513         56,703
------------------------------------------------------------------------------------------------------------------------

Non-interest Income:
  Fiduciary and investment services                                      921           899          1,792          1,777
  Service charges on deposit accounts                                  4,930         3,120          9,305          6,041
  Commissions and advisory fees on investment products                 1,196         1,943          2,515          3,913
  Other service charges, commissions and fees                          1,878         1,615          4,070          3,575
  Other operating income (loss), net                                     273           (10)           558             (4)
  Gain (loss) on investment securities and early retirement of
     long-term borrowings                                                  0         1,144            (45)         1,144
------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                              9,198         8,711         18,195         16,446
------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
  Salaries and employee benefits                                      12,400        12,266         25,178         24,391
  Occupancy                                                            2,328         2,077          4,749          4,399
  Equipment and furniture                                              1,977         1,983          3,881          3,854
  Amortization of intangible assets                                    1,251         1,504          2,532          3,044
  Legal and professional fees                                            877           681          1,613          1,535
  Data processing                                                      1,947         1,739          3,721          3,412
  Office supplies                                                        466           610          1,052          1,297
  Acquisition expenses                                                     5           108              5            700
  Other                                                                4,179         3,110          7,336          6,095
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                              25,430        24,078         50,067         48,727
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                            13,197        12,686         26,641         24,422
Income taxes                                                           3,165         3,416          6,660          6,594
------------------------------------------------------------------------------------------------------------------------
Net Income                                                        $   10,032    $    9,270     $   19,981     $   17,828
========================================================================================================================
Earnings Per Share - Basic                                        $     0.77    $     0.71     $     1.53     $     1.38
========================================================================================================================
Earnings Per Share - Diluted                                      $     0.75    $     0.70     $     1.50     $     1.36
========================================================================================================================
Dividends Per Share                                               $     0.29    $     0.27     $     0.58     $     0.54
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) SIX MONTHS ENDED JUNE 30, 2003
(In Thousands, Except Share Data)


                                              Common Stock                                       Accumulated
                                        -------------------------   Additional                      Other          Employee
                                           Shares                     Paid-in       Retained     Comprehensive     Treasury
                                        Outstanding      Amount       Capital       Earnings        Income          Stock
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              12,978,554  $     12,979  $     79,058  $    194,483  $        38,551  $          0

Net income                                                                19,981

Other comprehensive income, net of tax                                                                   13,887

Dividends declared:
  Common, $.58 per share                                                                (7,559)

Common stock issued under employee
stock plan                                    72,403            72         1,645

Treasury stock purchased                     (32,200)                                                                  (1,209)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2003                  13,018,757  $     13,051  $     80,703  $    206,905  $        52,438       ($1,209)
=============================================================================================================================

                                         Stock Plan
                                         -Unearned        Total
-------------------------------------------------------------------
Balance at December 31, 2002                    ($33)  $    325,038

Net income                                                   19,981

Other comprehensive income, net of tax                       13,887

Dividends declared:
  Common, $.58 per share                                     (7,559)

Common stock issued under employee
stock plan                                       (36)         1,681

Treasury stock purchased                                     (1,209)
-------------------------------------------------------------------

Balance at June 30, 2003                        ($69)  $    351,819
===================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

                                                                     Six Months Ended June 30,
                                                                        2003           2002
----------------------------------------------------------------------------------------------
Other comprehensive income, before tax:
  Change in minimum pension liability adjustment                     $       97     $    4,919
  Unrealized gain on securities:
     Unrealized holding gains arising during period                      21,311         26,586
     Reclassification adjustment for gains included in net income             0         (1,139)
----------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                   21,408         30,366
Income tax expense related to other comprehensive income                 (7,521)       (12,101)
----------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                   13,887         18,265

Net income                                                               19,981         17,828
----------------------------------------------------------------------------------------------

Comprehensive income                                                 $   33,868     $   36,093
==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                             Six Months Ended June 30,
                                                                                                2003           2002
----------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                 $   19,981     $   17,828
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                                 3,482          3,191
     Amortization of intangible assets                                                            2,532          3,044
     Net amortization of premiums and discounts on securities and loans                           1,142          1,969
     Amortization of unearned compensation and discount on junior subordinated debentures            58            236
     Provision for loan losses                                                                    6,073          4,902
     Loss (gain) on sale of investment securities and early retirement of long-term                  45         (1,144)
       borrowings
     (Gain) loss on sale of loans and other assets                                                 (470)             4
     Proceeds from the sale of loans held for sale                                               61,561              0
     Origination of loans held for sale                                                         (56,407)             0
     Change in other assets and other liabilities                                                   693        (14,442)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                      38,690         15,588
----------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of available-for-sale investment securities                                10,725         63,513
  Proceeds from maturities of held-to-maturity investment securities                              2,510          3,231
  Proceeds from maturities of available-for-sale investment securities                          130,816         87,184
  Purchases of held-to-maturity investment securities                                            (1,917)        (2,075)
  Purchases of available-for-sale investment securities                                          (5,923)      (303,115)
  Net increase in loans outstanding                                                             (60,643)       (23,180)
  Capital expenditures                                                                           (3,352)        (4,347)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                            72,216       (178,789)
----------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                              65,858         24,841
  Net change in time deposits                                                                   (29,240)       (57,550)
  Net change in federal funds purchased                                                         (28,300)        26,900
  Net change in borrowings and trust preferred securities                                      (115,545)       167,505
  Issuance of common stock                                                                        1,509            994
  Purchase of treasury stock                                                                     (1,209)             0
  Cash dividends paid                                                                            (7,535)        (6,970)
  Other financing activities                                                                        (77)           (56)
----------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities                                          (114,539)       155,664
----------------------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                                              (3,633)        (7,537)
  Cash and cash equivalents at beginning of year                                                113,531        106,554
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents At End of Period                                                   $  109,898     $   99,017
======================================================================================================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                                                     $   29,861     $   39,728
  Cash paid for income taxes                                                                 $    6,946     $    5,224
======================================================================================================================
Supplemental Disclosures of Noncash Financing and Investing Activities:
  Dividends declared and unpaid                                                              $    3,784     $    3,499
  Gross change in unrealized gains on available-for-sale securities                          $   21,311     $   25,447
  Change in minimum pension liability adjustment                                                   ($97)       ($4,919)
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Note B: Other Matters

On July 31, 2003, the Company acquired PricewaterhouseCoopers' Upstate New York Global Human Resource Solutions consulting group. This practice has been renamed Harbridge Consulting Group and is a leading provider of retirement and employee benefits consulting services throughout Upstate New York, and will be complementary to Benefit Plans Administrative Services, Inc., the company's defined contribution plan administration subsidiary.

On June 9, 2003, the Company announced that it signed a definitive agreement with Grange National Banc Corp. ("Grange") to acquire all of the stock of Grange and to merge Grange National Banc Corp. into Community Bank System, Inc. The Company will pay either $42.50 in cash for each outstanding common share or exchange each share of Grange common stock for 1.209 shares of the Company's common stock, subject to specific terms defined in the agreement. Grange's 12 branches will operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The acquisition is expected to close during the fourth quarter of 2003, pending approval by Grange shareholders and customary regulatory approval.

On June 9, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 700,000 common shares, or approximately 5.4% of total outstanding shares, over the course of the ensuing twelve months. As of June 30, 2003, 32,200 shares had been repurchased at an aggregate cost of $1.21 million and an average price per share of $37.53.

On May 7, 2003, the Company announced that it signed a definitive agreement with Peoples Bankcorp, Inc. (PBI) to acquire all the stock of PBI and to merge Peoples Bankcorp, Inc. into Community Bank System, Inc. The Company will pay $30 for each outstanding common share of PBI for a total purchase price of approximately $4.2 million. PBI's single branch in Ogdensburg, New York, will be operated as a branch of the Bank's network of branches in Ogdensburg and Northern New York. The acquisition is expected to close during the third quarter of 2003.

Note C: Critical Accounting Policies

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

When appropriate, an impaired loan is assigned a specific allowance. Specific loan loss allocations for certain commercial loans are considered and revised as necessary. Charge-offs of these commercial loans are taken against the specific allocations before being applied against the general reserve. General allocations on the commercial, residential and consumer loan portfolios are reviewed and recalculated quarterly based on historical loss experience and various qualitative judgement factors. These qualitative factors include changes in national and local economic and business conditions, changes in experience, ability and depth of lending management, changes in the portfolio mix and risk profile, and changes in the growth of the loan portfolios. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.

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

Statement of Financial Accounting Standard ("SFAS') No. 123, "Accounting for Stock-Based Compensation," requires companies that use the "intrinsic value method" to account for stock compensation plans to provide pro forma disclosures of the net income and earnings per share effect of stock options using the "fair value method." Under the intrinsic value method, the excess of the fair value of the stock over the exercise price is recorded as expense on the date at which both the number of shares the recipient is entitled to receive and the exercise price are known.

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

The Black-Scholes model requires several assumptions, which management developed based on historical trends and current market observations. These assumptions include:

                                            ----------------------------
                                                  2003        2002
                                            ----------------------------
Weighted-average expected life                    8.43             6.74
Future dividend yield                             3.00%            3.00%
Share price volatility                           27.42%           27.82%
Weighted average risk-free interest rate          4.03%    3.814%-5.157%

If these assumptions are not accurate, the estimated fair value used to derive the information presented in the following table will also be inaccurate. Moreover, the model assumes that the estimated fair value of an option is amortized over the option's vesting period and would be included in salaries and employee benefits expense on the income statement. The pro forma impact of applying the fair value method of accounting for the three and six months ended June 30, 2003 and 2002 shown below may not be indicative of the pro forma impact in future periods.

                                                                Quarter Ended             Six Months Ended
(000's omitted except per share amounts)                           June 30,                   June 30,
                                                              2003          2002          2003          2002
                                                           ----------------------------------------------------
Net income, as reported                                    $   10,032    $    9,270    $   19,981    $   17,828
Less: stock-based compensation expense determined under
  fair value method, net of tax                                   282           292           478           465
                                                           ----------------------------------------------------
     Proforma net income                                   $    9,750    $    8,978    $   19,503    $   17,363
                                                           ====================================================

Earnings per share:
   As reported:
      Basic                                                $     0.77    $     0.71    $     1.53    $     1.38
      Diluted                                              $     0.75    $     0.70    $     1.50    $     1.36
   Pro forma:
      Basic                                                $     0.75    $     0.69    $     1.50    $     1.34
      Diluted                                              $     0.73    $     0.68    $     1.47    $     1.32

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150 " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, including certain preferred securities. Effective July 1, 2003, the Company adopted this pronouncement, which had no impact on the financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. This pronouncement is not expected to have any impact on the Company's financial condition or results of operations.

In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company has complied with the disclosure requirements. The recognition and measurement provisions were adopted effective January 1, 2003.

Note D: Earnings Per Share

Basic-earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted-earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares which would be outstanding if all the in-the-money options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were no antidilutive stock options as of June 30, 2003. The following is a reconciliation of basic to diluted earnings per share for three and six months ended June 30, 2003 and 2002.

                                                                                      Per Share
(000's omitted, except per share data)                            Income     Shares     Amount
-----------------------------------------------------------------------------------------------
Quarter Ended June 30, 2003                Net income            $10,032
                                           Basic EPS              10,032     13,056    $  0.77
                                           Effect of dilutive
                                           securities:
                                             Stock options                      290
                                                                 ------------------
                                           Diluted EPS           $10,032     13,346    $  0.75
==============================================================================================
Quarter Ended June 30, 2002                Net income            $ 9,270
                                           Basic EPS               9,270     12,973    $  0.71
                                           Effect of dilutive
                                           securities:
                                             Stock options                      221
                                                                 ------------------
                                           Diluted EPS           $ 9,270     13,194    $  0.70
==============================================================================================
Six Months Ended June 30, 2003             Net income            $19,981
                                           Basic EPS              19,981     13,043    $  1.53
                                           Effect of dilutive
                                           securities:
                                             Stock options                      253
                                                                 ------------------
                                           Diluted EPS           $19,981     13,296    $  1.50
==============================================================================================
Six Months Ended June 30, 2002             Net income            $17,828
                                           Basic EPS              17,828     12,957    $  1.38
                                           Effect of dilutive
                                           securities:
                                             Stock options                      193
                                                                 ------------------
                                           Diluted EPS           $17,828     13,150    $  1.36
==============================================================================================

Note E: Intangible Assets

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Acquisitions of Banking and Thrift Institutions." This statement removes acquisitions of financial institutions from the scope of SFAS 72 and FASB Interpretation 9. It reclassifies as goodwill certain "unidentified intangible assets" associated with the Company's branch acquisitions dating as far back as 1994. Financial statements were retroactively restated to January 1, 2002 to remove amortization recorded on Other Intangible Assets. Previously, these intangible assets were being regularly amortized. In accordance with the provisions of SFAS No 147, the Company adopted this Statement retroactive to January 1, 2002, with the impact of restatement on previously issued Form 10-Q's as of June 30, 2002 contained below.

                                                   Three Months Ended        Six Months Ended
(000's omitted, except per share data)                June 30, 2002            June 30, 2002
                                                   ------------------        ----------------
Net income as previously reported                         $ 8,179                  $15,617
Branch goodwill amortization, net of tax                    1,091                    2,211
                                                          -------                  -------
   Net income restated                                    $ 9,270                  $17,828
                                                          =======                  =======

Basic EPS as previously reported                          $  0.63                  $  1.21
Diluted EPS as previously reported                        $  0.62                  $  1.19

Basic EPS as restated                                     $  0.71                  $  1.38
Diluted EPS as restated                                   $  0.70                  $  1.36

Effective January 1, 2002, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion 17, "Intangible Assets". The statement requires that the Company subject goodwill and other intangible assets to an annual impairment analysis to assess the need to write down the balances and recognize an impairment loss. In addition, amortization of goodwill is no longer being recorded in accordance with this statement. Core deposit intangibles will continue to be amortized.

The Company completed its goodwill impairment analysis during the first quarter of 2003, and no adjustment was necessary. The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                               As of June 30, 2003                       As of December 31, 2002
                                       Gross                           Net         Gross                           Net
                                     Carrying      Accumulated      Carrying     Carrying      Accumulated      Carrying
(000's omitted)                       Amount      Amortization       Amount       Amount      Amortization       Amount
                                     ----------------------------------------    ----------------------------------------
Amortized intangible assets:
  Core deposit intangibles           $  47,366         ($19,129)    $  28,237    $  47,366         ($16,597)    $  30,769
Unamortized intangible assets:
  Goodwill                             122,432          (18,373)      104,059      122,432          (18,373)      104,059
                                     ----------------------------------------    ----------------------------------------
     Total intangible assets, net    $ 169,798         ($37,502)    $ 132,296    $ 169,798         ($34,970)    $ 134,828
                                     ========================================    ========================================

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

  July-Dec. 2003    $ 2,438
            2004      4,753
            2005      4,079
            2006      3,406
            2007      3,406
            2008      3,406
      Thereafter      6,749
----------------    -------
           Total    $28,237
================    =======

NOTE F: MANDATORILY REDEEMABLE PREFERRED SECURITIES

On July 16, 2001, the Company formed a wholly-owned subsidiary, Community Capital Trust II, a Delaware business trust. The trust issued $25,000 of 30 year floating-rate Company-obligated pooled capital securities of Community Capital Trust II holding solely parent debentures. On July 31, 2001, the Company formed a wholly-owned subsidiary, Community Statutory Trust III, a Connecticut business trust. The trust issued $24,450 of 30 year floating-rate Company-obligated pooled capital securities of Community Statutory Trust III holding solely parent debentures. The Company borrowed the proceeds of the capital securities from its subsidiaries by issuing deeply subordinated junior debentures having substantially similar terms. The capital securities mature in 2031 and are treated as Tier I capital by the Federal Reserve Bank of New York. Trust II capital securities are a pooled trust preferred fund of MM Community Funding I, Ltd, and are tied to the six- month LIBOR plus 3.75%, with a five-year call provision beginning in 2006 at a price of 107.6875% declining to par in 2011. Trust III capital securities are a pooled trust preferred fund of First Tennessee/KBW Pooled Trust Preferred Deal III and are tied to the three month LIBOR plus 3.58%, with a five-year call provision beginning in 2006 at a price of 107.5% declining to par in 2011. All of these securities are guaranteed by the Company.

On February 3, 1997, the Company formed a wholly-owned subsidiary business trust, Community Capital Trust I (Trust), for the purpose of issuing Company-obligated mandatorily redeemable preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust issued $30,000 of 9.75% preferred securities that are non-voting and mandatorily redeemable in 2027 with a ten-year call provision beginning in 2007 at a price of 104.54% declining to par in 2017. The Company borrowed the proceeds of the preferred securities from the Trust by issuing Junior Subordinated Debentures having substantially similar terms as the preferred securities. The assets of the Trust include the principal amount of the Company's Junior Subordinated Debentures and related accrued interest and were $32,025 at June 30, 2003. The preferred securities mature in 2027 and are treated as Tier 1 capital. The guarantees issued by the Company for the Trust, together with the Company's obligations under the trust agreement, the Junior Subordinated Debentures, and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the preferred securities issued by the Trust. The costs related to the issuance of these securities are capitalized and amortized over the life of the period to redemption on a straight-line basis.

Note G: Commitment and Contigencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with the extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

The contract amount of commitment and contingencies are as follows:

--------------------------------------------------------------
                                  June 30,       December 31,
(000's omitted)                      2003             2003
--------------------------------------------------------------
Standby letters of credit       $      19,631    $      19,728
Commitments to extend credit          331,833          332,422
--------------------------------------------------------------
     Total                      $     351,464    $     352,150
==============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. and its subsidiaries ("CBSI" or "the Company") for the three and six months ended June 30, 2003 and 2002, although in some circumstances the first quarter of 2003 is also discussed in order to more fully explain near-term trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

All references to "peer banks", unless otherwise noted, pertain to a group of 76 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the three months ending March 31, 2003 (the most recently available disclosure) as provided by the Federal Reserve System in the Bank Holding Company Performance Report. Unless otherwise noted, the term "this year" refers to results in calendar year 2003, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 27.

Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgement in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance. It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. Management believes that these areas include the allowance for loan losses, fair value of investment securities, fair value methodologies used to review the carrying value of goodwill, and actuarial assumptions associated with the pension, post-retirement and other employee benefit plans. Refer to Note A, "Summary of Significant Accounting Policies", on pages 66 - 71 of the most recent Form 10-K (fiscal year ended December 31, 2002) for a complete review of the Company's most important accounting policies.

Net Income and Profitability

As shown in Table 1, earnings per share for the second quarter were $0.75, up 7.1% from second quarter 2002's level of $0.70. Year-to-date EPS of $1.50 was $0.14 or 10.3% higher than the prior year amount. Net income for the quarter and six-month period were $10.0 million and $20.0 million, respectively, up 8.2% and 12.1% over the equivalent periods of 2002. Net interest income FTE for second quarter 2003 rose to $35.1 million, $641,000 or 1.9% over the same period last year. Net interest income FTE for the first six months of 2003 was $70.5 million, up $3.4 million or 5.1% versus the first six months of 2002. Second quarter non-interest income (excluding securities gains and debt extinguishment) of $9.2 million was up $1.6 million (22%) from second quarter 2002, and year-to-date non-interest income of $18.2 million was $2.9 million (19.2%) higher than 2002's level. Operating expenses were up $1.4 million or 5.6% for the quarter and $1.3 million or 2.8% for the June year-to-date period.

As reflected in Table 1, the primary reasons for improved second quarter earnings compared to the same period last year were higher recurring non-interest income, a lower loan loss provision and higher net interest income. The increase in non-interest income was mostly attributable to the incremental fees generated by the Company's Overdraft Freedom(TM) program initiated in December 2002, and income associated with secondary market mortgage portfolio activity (refer to non-interest income section beginning on page 18). The lower loan loss provision was mostly a result of a reduced level of net charge-offs (refer to the asset quality discussion starting on page 23). Higher net interest income was driven by a 21-basis point increase in the net interest margin (refer to net interest income section on page 14). These performance improvements were partially offset by an increase in operating expenses that was primarily attributable to higher retirement, occupancy and volume-driven expense levels (see operating expenses section starting on page 20).

The year-to-date increase in earnings in comparison to the first six months of 2002 was primarily a result of higher net interest income and non-interest income, offset partially by increased loan loss provision and operating expenses. The rise in net interest income was driven by a 24 basis point increase in the net interest margin, and higher non-interest income was again mostly due to increases in overdraft fees and income derived from secondary market mortgage activity. The rise in the loan loss provision was primarily attributable to increased specific allocations on certain commercial loans in the first quarter of 2003. Higher operating expenses were mostly a result of increased occupancy, pension and retired executive compensation costs. Each of these items is discussed in further detail in their respective sections of the MD&A.

                       Table 1: Summary Income Statements

                                                                         Quarter Ended                   Six Months Ended
(000's omitted, except per share amounts)                       June 30, 2003    June 30, 2002    June 30, 2003     June 30, 2002
                                                                ------------------------------    -------------------------------
Net interest income (FTE)                                       $      35,064    $      34,423    $      70,528     $      67,120
Loan loss provision                                                     2,673            3,384            6,073             4,902
Non-interest income                                                     9,198            7,567           18,240            15,302
Gain (loss) on investment securities and early retirement of
  long-term borrowings                                                      0            1,144              (45)            1,144
Operating expenses                                                     25,425           23,970           50,062            48,027
Acquisition expenses                                                        5              108                5               700
                                                                ------------------------------    -------------------------------
   Income before taxes (FTE)                                           16,159           15,672           32,583            29,937
Full tax-equivalent adjustment                                          2,962            2,986            5,942             5,515
Income taxes                                                            3,165            3,416            6,660             6,594
                                                                ------------------------------    -------------------------------
   Net income                                                   $      10,032    $       9,270    $      19,981     $      17,828
                                                                ==============================    ===============================

Diluted earnings per share                                      $        0.75    $        0.70    $        1.50     $        1.36

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Bank's depositors, interest on external borrowings and dividends paid on the Company's trust preferred securities. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 2, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for second quarter 2003 rose to $35.1 million, $641,000 or 1.9% higher than the same period last year. An increase in the net interest margin, loan growth and reduced external borrowings had a greater impact than a lower level of investment securities. As reflected in Table 4, the higher margin accounted for $4.9 million of the net interest income improvement. This was offset by $4.3 million less net interest income due to volume changes, most notably, lower taxable investment securities levels.

The second quarter's 21-basis point improvement in the net interest margin versus the prior year period was primarily driven by the reduction of the cost of interest-bearing deposits and the stability of taxable investment security yields, which more than offset lower loan yields and slightly higher blended rates on external borrowings. The Company has been diligent about expeditiously reducing interest-bearing deposit rates to match the drop in market interest rates. As a result, the second quarter's cost of interest-bearing deposits declined 71 basis points from the prior year level, reflecting the Federal Reserve's two rate cuts over the intervening period. The Company was able to maintain the yields on taxable securities because of the decisions to invest in call-protected medium-term securities in 2001 and early 2002, and to discontinue purchasing taxable investments thereafter until market conditions improved. Both of these decisions were made as a result of asset/liability management that dictated the Company protect itself against the environment that would pose the most earnings risk, specifically falling market interest rates. Lower loan yields reflect the aforementioned reduced market rates, while the higher rates paid on external borrowings were caused by a shift in the mix towards longer-term borrowings and trust preferred securities as shorter-term maturity borrowings were paid off.

Changes in investment and borrowing levels were driven by the Company's previously announced de-leveraging strategy of using proceeds from the run-off of investment securities to pay down borrowings until more favorable investment conditions arose. As a result of this activity, second quarter average investments (book value) fell by $171 million and external borrowings dropped by $102 million versus the year-earlier period. Average loan growth of $93 million or 5.3% for the same time periods helped to partially offset the lower level of investment securities.

Table 3 displays that year-to-date net interest income was $70.5 million, up $3.4 million or 5.1% in comparison to the equivalent prior year period. This change was mostly the result of a higher net interest margin, as average earning asset and liability levels for the first six months of 2003 were only marginally lower than the year-earlier period. This is evidenced by a relatively minor $454,000 negative impact from the change in balance sheet volume, as reflected in Table 4. Loan growth of $83 million offset a majority of the $90 million net reduction of the investment portfolio. Growth of non-interest bearing demand deposits ($20 million) also somewhat counter-balanced the $32 million decline in interest-bearing deposits. This change in deposit mix along with the pay-down of $29 million of borrowings resulted in a shift towards lower-cost funding, helping to lower the overall costs of funds (including demand deposits) 63 basis points to 2.07%

The year-to-date net interest margin in comparison to the first six months of 2002, benefited from significantly lower interest-bearing deposit rates (down 78 basis points) and flat taxable investment yields, which more than compensated for lower loan yields (down 68 basis points). In addition, a strategic shift in the mix of borrowing activity towards short-term borrowings enabled the Company to reduce the cost of funds on overall external borrowings by 30 basis points over the same time frame. These factors helped to drive the $3.9 million of the net interest margin improvement that was attributable to interest rate-related changes, as shown in Table 4.

Tables 2 and 3 below set forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35%. Averages balances are computed using daily balances. Yields and amounts earned include loan fees. Non-accrual loans have been included in interest-earning assets for purposes of these computations.

                    Table 2: Quarterly Average Balance Sheet

                                                                   Quarter Ended                       Quarter Ended
                                                                   June 30, 2003                       June 30, 2002
                                                         ---------------------------------    ---------------------------------
                                                                                   Avg.                                 Avg.
                                                            Avg.     Amt. Of    Yield/Rate       Avg.      Amt. Of   Yield/Rate
(000's omitted except yields and rates)                   Balance    Interest      Paid        Balance     Interest     Paid
                                                         ---------------------------------    ---------------------------------
Assets:
Interest-earning assets:
  Time deposits in other banks                           $      219   $     1         1.83%   $      506   $     2         1.59%
  Taxable investment securities                             724,397    11,542         6.39%      957,541    15,215         6.37%
  Nontaxable investment securities                          401,535     7,229         7.22%      338,740     6,719         7.96%
  Loans (net of unearned discount)(1)                     1,834,610    31,143         6.81%    1,742,110    32,273         7.43%
                                                         --------------------                 --------------------
     Total interest-earning assets                        2,960,761    49,915         6.76%    3,038,897    54,209         7.15%
Non-interest earning assets                                 395,639                              351,768
                                                         ----------                           ----------
     Total assets                                        $3,356,400                           $3,390,665
                                                         ==========                           ==========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  Interest checking, savings and money market deposits   $  984,553     1,800         0.73%   $  978,650     3,163         1.30%
  Time deposits                                           1,088,845     8,133         3.00%    1,129,039    10,679         3.79%
  Short-term borrowings                                     132,775       428         1.29%      110,971       553         2.00%
  Long-term borrowings                                      292,075     4,490         6.17%      416,069     5,391         5.20%
                                                         --------------------                 --------------------
     Total interest-bearing liabilities                   2,498,248    14,851         2.38%    2,634,729    19,786         3.01%

Non-interest bearing liabilities:
  Demand deposits                                           456,176                              437,612
  Other liabilities                                          59,146                               36,888
Shareholders' equity                                        342,830                              281,436
                                                         ----------                           ----------
     Total liabilities and shareholders' equity          $3,356,400                           $3,390,665
                                                         ==========                           ==========

Net interest earnings                                                           $   35,064                           $   34,423
                                                                                ==========                           ==========
Net interest spread                                                                   4.38%                                4.14%
Net interest margin on interest-earnings assets                                       4.75%                                4.54%

Fully tax-equivalent adjustment                                       $ 2,962                              $ 2,986

(1) The impact of interest not recognized on nonaccrual loans and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms was immaterial.

                   Table 3: Year to Date Average Balance Sheet

                                                                 Six Months Ended                    Six Months Ended
                                                                   June 30, 2003                      June 30, 2002
                                                         ---------------------------------   ---------------------------------
                                                                                   Avg.                                Avg.
                                                            Avg.      Amt. Of   Yield/Rate      Avg.      Amt. Of   Yield/Rate
(000's omitted except yields and rates)                   Balance     Interest     Paid       Balance     Interest     Paid
                                                         ---------------------------------   ---------------------------------
Assets:
Interest-earning assets:
  Time deposits in other banks                           $      221   $      1       0.91%   $      432   $      3       1.40%
  Taxable investment securities                             755,410     24,109       6.44%      928,049     29,643       6.44%
  Nontaxable investment securities                          402,003     14,466       7.26%      319,315     12,406       7.83%
  Loans (net of unearned discount)(1)                     1,821,323     62,531       6.92%    1,738,009     65,463       7.60%
                                                         ---------------------               ---------------------
     Total interest-earning assets                        2,978,957    101,107       6.84%    2,985,805    107,515       7.26%
Non-interest earning assets                                 393,372                             352,316
                                                         ----------                          ----------
     Total assets                                        $3,372,329                          $3,338,121
                                                         ==========                          ==========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  Interest checking, savings and money market deposits   $  985,617      3,734       0.76%   $  968,963      6,358       1.32%
  Time deposits                                           1,094,934     16,835       3.10%    1,143,272     22,653       4.00%
  Short-term borrowings                                     151,950        990       1.31%       85,606        851       2.00%
  Long-term borrowings                                      293,349      9,020       6.20%      389,042     10,533       5.46%
                                                         ---------------------               ---------------------
     Total interest-bearing liabilities                   2,525,850     30,579       2.44%    2,586,883     40,395       3.15%

Non-interest bearing liabilities:
  Demand deposits                                           452,717                             432,783
  Other liabilities                                          57,558                              40,074
Shareholders' equity                                        336,204                             278,381
                                                         ----------                          ----------
     Total liabilities and shareholders' equity          $3,372,329                          $3,338,121
                                                         ==========                          ==========

Net interest earnings                                                 $ 70,528                            $ 67,120
                                                                      ========                            ========
Net interest spread                                                                  4.40%                               4.11%
Net interest margin on interest-earnings assets                                      4.77%                               4.53%

Fully tax-equivalent adjustment                                       $  5,942                            $  5,515

The changes in net interest income (full tax-equivalent basis) by volume and rate components are shown below for each major category of interest-earning assets and interest-bearing liabilities.

                              Table 4: Rate/volume

                                                      2nd Quarter 2003 versus 2nd             Six Months Ended June 30, 2003
                                                             Quarter 2002                                 vs 2002
                                                       Increase (Decrease) Due to              Increase (Decrease) Due to
                                                             Change in (1)                             Change in (1)
                                                 --------------------------------------    --------------------------------------
                                                                                Net                                        Net
(000's omitted)                                      Volume         Rate       Change         Volume         Rate         Change
                                                 --------------------------------------    --------------------------------------
Interest earned on:
  Time deposits in other banks                          ($3)           $2           ($1)          ($1)          ($1)          ($2)
  Taxable investment securities                      (3,963)          290        (3,673)       (5,510)          (24)       (5,534)
  Nontaxable investment securities                    3,663        (3,153)          510         4,477        (2,417)        2,060
  Loans (net of unearned discount)                    7,971        (9,101)       (1,130)        7,179       (10,111)       (2,932)
     Total interest-earning assets (2)              ($1,369)      ($2,925)      ($4,294)        ($246)      ($6,162)      ($6,408)

Interest paid on:
  Interest checking, savings and money market
    deposits                                           $132       ($1,495)      ($1,363)         $321       ($2,945)      ($2,624)
  Time deposits                                        (369)       (2,177)       (2,546)         (924)       (4,894)       (5,818)
  Short-term borrowings                                 515          (640)         (125)          915          (776)          139
  Long-term borrowings                               (5,514)        4,613          (901)       (4,690)        3,177        (1,513)
     Total interest-bearing liabilities (2)           ($982)      ($3,953)      ($4,935)        ($933)      ($8,883)      ($9,816)

     Net interest earnings (2)                      ($4,305)       $4,946          $641         ($454)       $3,862        $3,408


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Non-interest Income

The Company's sources of non-interest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of retirement plan administration and consulting (BPA), employee benefit trust
(EBT), personal trust, investment and insurance products (CISI) and investment management (Elias Asset Management); and periodic transactions, most often net gains (losses) from the sale of investments, prepayment of term debt, or other occasional events.

                          Table 5: Non-interest Income

                                                              Three Months Ended          Six Months Ended
                                                            ----------------------     -----------------------
                                                            June 30,     June 30,      June 30,      June 30,
(000's omitted)                                               2003         2002          2003          2002
                                                            ---------    ---------     ---------     ---------
Financial services:
  Personal trust                                            $     353    $     440     $     728     $     954
  Benefit plan administration and trust fees                    1,490        1,095         2,825         2,198
  Asset management fees                                           386          785           913         1,563
  Investment product commissions                                  809        1,158         1,601         2,350
  Credit life and disability insurance                             65           72           126           128
                                                            ---------    ---------     ---------     ---------
     Total financial services                                   3,103        3,550         6,193         7,193

Banking services:
  Electronic banking                                              617          546         1,163         1,152
  Mortgage banking                                                268           66           957           185
  Deposit service charges                                       1,345        1,332         2,641         2,646
  Overdraft fees                                                3,391        1,582         6,301         3,013
  Commissions and other fees                                      459          506         1,005         1,122
  Miscellaneous income (loss)                                      15          (15)          (20)           (9)
                                                            ---------    ---------     ---------     ---------
     Total banking services                                     6,095        4,017        12,047         8,109
                                                            ---------    ---------     ---------     ---------

  Sub-total                                                     9,198        7,567        18,240        15,302

Gain (loss) on investment securities and early retirement
    of long-term borrowings                                         0        1,144           (45)        1,144
                                                            ---------    ---------     ---------     ---------

     Total non-interest income                              $   9,198    $   8,711     $  18,195     $  16,446
                                                            =========    =========     =========     =========

Non-interest income as a percentage of operating
   income (excludes investment security gain & debt ext.)        20.8%        18.0%         20.5%         18.6%

As displayed in Table 5, non-interest income (excluding securities gains and penalties on debt extinguishment) was $9.2 million in the second quarter, an increase of $1.6 million or 22% from one year earlier. It rose by $2.9 million or 19.2% for the year-to-date period versus the prior year. The primary reason for the increase in both periods from prior year levels was general banking fees, which climbed $2.1 million or 52% for the second quarter and $3.9 million or 49% on a year-to-date basis.

Overdraft fee increases of $1.8 million and $3.3 million for second quarter and year-to date periods, respectively, accounted for the vast majority of the total rise in non-interest income. This was due in large part to the significantly higher level of transaction volume generated from the Company's Overdraft Freedom(TM) program, which was introduced in early December 2002 (for a description of this program refer to page 45 of the Company's December 31, 2002 10-K). The balance of the quarterly and year-to-date improvements essentially came from income associated with the secondary mortgage portfolio. The Company resumed sale of secondary-market-eligible mortgages in late 2002, when rates fell below the desirable holding-yield threshold, after approximately one year of holding all mortgages in portfolio. The new sales activity was the main reason why second quarter mortgage banking fees rose $202,000 for the second quarter and $772,000 for the first six-months of 2003 versus the equivalent prior year periods. Secondary sales resulted in gains being realized on the sale of mortgages (rates declined while loans were held for sale) and a larger servicing portfolio ($132 million at 6/30/03 versus $109 million at 6/30/02 and $104 million at 12/31/02) that increased mortgage servicing rights and generated higher servicing fees.

Financial services revenues of $3.1 million in the second quarter decreased $447,000 or 12.6% from the same period last year, and year-to-date revenue of $6.2 million was down $1.0 million or 13.9%. Strong performance at the Company's Benefit Plans

Administrative Services (BPA) subsidiary was more than offset by weakness in the other financial services units. BPA, a provider of actuarial, daily valuation, compliance and custodial services in support of retirement plans, generated revenue growth of $395,000 (36%) and $627,000 (29%) for the quarter and year-to-date periods, respectively, through the acquisition of a significant number of new client relationships and their associated investment assets. Revenue from Elias Asset Management (EAM), the Company's subsidiary which manages investments for institutions and high net worth individuals, was negatively impacted by the performance of the US equity markets and their impact on asset-based management fees (average month-end S&P 500 index values for the March - May 2003 period were 17% below prior year levels) and the loss of some clients during the extended period of market weakness. The Company's broker-dealer, Community Investment Services, Inc. (CISI), also had lower revenues, largely because of their inability to duplicate the strong annuity income produced in the year-earlier period as lower interest rates have reduced both sales volume and commission rates. Personal trust revenue was negatively affected by equity market valuations, as well as the timing of estate settlements. As a whole, revenue for these three businesses was down $835,000 or 35% compared to second quarter 2002 and $1.6 million or 33% versus the first six months of 2002.

Financial services' assets under management or administration were $1.578 billion as of quarter-end, up 15.1% from the year-earlier level and 9.6% higher than the end of the previous quarter. Essentially all of the growth has come from BPA, where assets under administration increased 16.8% in the current quarter and grew 71% over the last 12 months. The impact of difficult equity market conditions were evident in EAM's asset levels, which were down 18.4% versus June 30, 2002 and increased only slightly (1.8%) in the most recent quarter.

The ratio of total non-interest income to operating income (FTE basis, excluding net security gains and penalties on debt extinguishment) was 20.8% for second quarter 2003, 2.8 percentage points higher than the same period last year. On a year-to-date basis, this ratio climbed to 20.5%, well above the 18.6% posted in the prior-year period. In both cases, the significant growth of recurring non-interest income, driven by increased overdraft fees and secondary market mortgage activity, outpaced net interest income growth, which was tempered by the de-leveraging strategy put in place in the second half of 2002.

There were no security or debt prepayment transactions in the second quarter of 2003 or the first quarter of 2002. Second quarter 2002 included $1.1 million of net security gains associated with the sale of approximately $52 million of collateralized mortgage obligations (CMOs). These securities were sold to lock in a favorable total investment return (8.2%) and to avoid the erosion of market value appreciation that was likely in a falling interest rate environment due to accelerated prepayment speeds. A $45,000 premium was paid in the first quarter of 2003 to repurchase a $500,000 block of the Company's 9.75% fixed-rate trust preferred securities, further lowering funding costs.

Operating Expenses

Table 6 below sets forth the quarterly and year-to-date results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                      Three Months Ended          Six Months Ended
                                    -----------------------    ----------------------
                                     June 30,      June 30,     June 30,     June 30,
(000's omitted)                        2003          2002         2003         2002
                                    -----------------------    ----------------------
Salaries and employee benefits      $  12,400     $  12,266    $  25,178    $  24,391
Occupancy                               2,328         2,077        4,749        4,399
Equipment and furniture                 1,977         1,983        3,881        3,854
Legal and professional fees               877           681        1,613        1,535
Data processing                         1,947         1,739        3,721        3,412
Amortization of intangible assets       1,251         1,504        2,532        3,044
Office supplies                           466           610        1,052        1,297
Foreclosed property                        (9)          290          158          618
Deposit insurance premiums                 98           109          202          231
Other                                   4,090         2,711        6,976        5,246
                                    -----------------------    ----------------------
  Total recurring expenses             25,425        23,970       50,062       48,027
Acquisition expenses                        5           108            5          700
                                    -----------------------    ----------------------
  Total operating expenses          $  25,430     $  24,078    $  50,067    $  48,727
                                    =======================    ======================

Financial services                  $   2,854     $   2,645    $   5,435    $   5,370
Banking services                       22,576        21,433       44,632       43,357
                                    -----------------------    ----------------------
  Total operating expenses          $  25,430     $  24,078    $  50,067    $  48,727
                                    =======================    ======================

Total operating expenses as
  a percentage of average assets         3.04%         2.84%        2.99%        2.90%
Efficiency ratio                         54.6%         53.5%        53.5%        54.6%

As shown in Table 6, second quarter 2003 operating expenses were $25.4 million, up 5.6% from the prior year level. Year-to-date operating expenses of $50.1 million increased only 2.8% versus the first six months of 2002. The first half of 2002 included $700,000 of acquisition-related expenses, $108,000 of which were incurred in the second quarter. These expenses primarily pertained to consulting expenses associated with the restructuring of loan and deposit centers necessitated by the increased level of business volume arising from the three 2001 acquisitions. An insignificant amount of acquisition expenses have been incurred thus far in 2003. On a recurring basis (excluding acquisition expenses), second quarter operating expenses were up 6.1% versus prior year, and year-to-date expenses increased 4.2% from the level experienced in the first six months of 2003.

The second quarter increase in recurring operating expenses versus prior year was mainly attributable to increased volume-driven costs (overdrafts, mortgage loan origination, ATM), recruiting expenses, costs related to the retirement of the predecessor Chief Financial Officer and higher occupancy costs, partially offset by lower intangible amortization and foreclosed property expenses. Recruiting costs rose primarily as a result of expenses associated with the hiring of a new Chief Financial Officer. The rise in occupancy expense was driven by increased utilities and maintenance costs due to higher rates and extended winter weather conditions. Foreclosed property expenses dropped by almost $300,000 due to lower OREO balances, an insurance settlement in second quarter 2003 and less write-downs in the first half of 2003. Amortization of intangibles continues to decline over time primarily due to the use of the accelerated method of amortization.

The marginal increase in year-to-date recurring operating expenses was mostly attributable to the same items discussed in the quarterly variance discussion above: higher volume-driven costs, retiree compensation and recruiting expenses, partially offset by reduced intangible amortization and foreclosed property expenses. In addition, personnel expense increased $787,000 in the first six months of 2003 due to the impact of new hires, merit increases and higher pension expenses. This was partially offset by lower office supply expenses, which were elevated in the first half of 2002 due to the need to purchase new checks, forms and stationery in conjunction with the 2001 acquisitions.

The Company's efficiency ratio (non-interest expense excluding intangible amortization and acquisition expenses divided by the sum of net interest income
(FTE) and non-interest income excluding net securities gains/losses) was 54.6% for the second quarter, 1.1 percentage points above the comparable 2002 quarter. This resulted from operating expenses (as defined above) increasing 7.6%, while recurring operating income grew at a lesser, 5.4% pace. Despite very strong non-interest income growth, recurring operating income expansion was limited by the effect the investment de-leveraging strategy had on net interest income (up 1.9%).

The efficiency ratio for the first six months of 2003 improved by 1.1 percentage points versus the equivalent 2002 period, largely because of the strength of recurring non-interest income growth (19.2%) and the modest increase in cash operating expenses (5.7%). In addition, first-half 2003 net interest income was up 5.1%, as the de-leveraging strategy had less of an impact on the first quarter year-over-year variance than was experienced in the second quarter (first quarter 2003 net-interest income was up 8.5% versus prior year). This was primarily due to the investment portfolio being near an all-time high level in second quarter 2002 (portfolio was increased significantly in late 2001 and the first half of 2002 as a result of excess funding supplied by 2001 acquisitions), and was at a six-quarter low in second quarter 2003 (de-leveraging strategy implemented in fourth quarter of 2002).

Income and Income Taxes

Second quarter 2003 income before taxes of $13.2 million was up $511,000 or 4.0% from the prior year's amount. The year-to-date effective income tax rate was reduced to 25.0% from 26.0% in the second quarter as a result of a higher than expected proportion of income generated from tax-exempt securities and loans. Due to the full year-to-date impact of the rate change being realized in the quarter, the income tax rate for the second quarter was 24.0% versus 26.9% in the second quarter of 2002.

Investments

As reflected in Table 7, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.167 billion at the end of the second quarter, a decrease of $117 million or 9.1% from the balance at December 31, 2002. Excluding unrealized gains, the investment portfolio's ending balance was down $138 million or 11.3% in the second quarter versus fourth quarter 2002. The decline in the carrying value of investments was less than that of book balances because unrealized gains rose by $21.3 million or 33%, despite the reduced size of the portfolio. This was caused by the positive impact that significantly lower interest rates had on the market value of available-for-sale investments. The book value of investments at the end of second quarter 2003 was down $200 million or 15.6% from the second quarter of 2002. As previously mentioned, investments have been allowed to run off during the last nine months, reflective of the Company's strategy to use cash flow to support loan growth and repay borrowings until reinvestment and leverage opportunities become more attractive.

                              Table 7: Investments

                                               June 30, 2003                December 31, 2002               June 30, 2002
                                        ----------------------------   ----------------------------   ----------------------------
                                           Amortized        Market        Amortized        Market        Amortized        Market
(000's omitted)                         Cost/Book Value     Value      Cost/Book Value     Value      Cost/Book Value     Value
                                        ----------------------------   ----------------------------   ----------------------------
Held-to-Maturity Portfolio
  Obligations of states and political      $     6,818    $    7,108   $         7,412   $    7,666      $     6,685     $    7,183
     subdivisions

Available-for-Sale Portfolio
  U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                 356,392       389,910           380,243      411,278          358,072        377,368
  Obligations of state and political           403,837       440,359           404,864      420,605          376,220        384,054
     subdivisions
  Corporate securities                          27,646        31,451            27,972       30,225           43,291         45,281
  Collateralized mortgage
     obligations (CMO)                         163,951       170,819           235,286      245,368          300,847        310,480
  Mortgage-backed securities                   100,092       105,256           131,755      137,211          164,009        168,072
  Equity securities                             16,543        16,543            25,814       25,814           26,420         26,420
  Federal Reserve Bank common stock              5,656         5,656             5,652        5,652            5,652          5,652
                                            ------------------------   ----------------------------      --------------------------
    Total available-for-sale portfolio       1,074,117     1,159,994         1,211,586    1,276,153        1,274,511      1,317,327
                                            ------------------------   ----------------------------      --------------------------

Total portfolio                              1,080,935    $1,167,102         1,218,998   $1,283,819        1,281,196     $1,324,510
                                                          ==========                     ==========                      ==========
Net unrealized gain on
  available-for-sale portfolio                  85,877                          64,567                        42,816
                                           -----------                 --------------                    -----------
     Total carrying value                  $ 1,166,812                 $     1,283,565                   $ 1,324,012
                                           ===========                 ===============                   ===========

Loans

As shown in Table 8, loans ended the second quarter at $1.858 billion, up $51 million over the last six months, and $107 million or 6.1% higher than one year earlier. Loans increased $37 million over the past three months, the largest quarterly increase in three years (excluding the impact of acquired loans). Virtually all of the net growth during the last 12 months has been from retail borrowers. As previously noted, sales of new secondary-market-eligible production resumed in late 2002, amounting to placement of $9 million in fourth quarter 2002, and $31 million and $21 million in the first and second quarters of 2003, respectively. Had these mortgages been retained in portfolio, loans would have risen $168 million or 9.6% over the latest twelve months. Overall, the increase over the past 12 months in total outstanding loans is attributable principally to the New York markets, with total outstanding loans declining in Pennsylvania.

                                 Table 8: Loans

(000's omitted)       June 30, 2003     December 31, 2002     June 30, 2002
                    -----------------   -----------------   -----------------
Business lending    $  637,985    34%   $  629,903    35%   $  631,125    36%
Consumer mortgage      545,828    29%      510,309    28%      464,737    27%
Consumer direct        368,653    20%      379,313    21%      386,433    22%
Consumer indirect      305,549    17%      287,380    16%      268,889    15%
                    ----------   ---    ----------   ---    ----------   ---
  Total loans       $1,858,015   100%   $1,806,905   100%   $1,751,184   100%
                    ==========   ===    ==========   ===    ==========   ===

Despite resumed secondary market sales, consumer mortgages continued to be the main drivers of loan growth, up $36 million in the first half of 2003 due to the most favorable refinancing environment seen in decades. The new markets opened up by our 36-branch FleetBoston purchase have generated $73 million in portfolio production since their mid-November 2001 acquisition. Over the last 12 months, bank-wide consumer mortgages have increased $81 million or 17.4% to $546 million. This increase relates to activity in the New York markets. Although originations are up significantly over prior year in the Pennsylvania market, outstanding balances have declined as a result of secondary market sales and re-financings. Excluding the sale of $62 million of secondary market mortgages, total consumer mortgages would have been up $142 million or 31% from their level at June 30, 2002.

Business loans rose $8.1 million during the first six months of 2003. Business lending has essentially been flat over the last 12 months, as evidenced by the 1.1% ($6.9 million) of loan growth over that period. More specifically, the New York markets have experienced marginal levels of loan growth, with the Pennsylvania market experiencing a decline. As has been the case for the past two years, a soft economy, restricted capital spending by companies, the desire to maintain solid asset quality standards, and the unwillingness to succumb to competitive pressure to lend at unprofitable yields, has limited the growth opportunities in many of our markets.

Consumer indirect loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships, rose $18.2 million during the first half of 2003, reflecting traditionally strong second quarter results (up $15 million in the quarter). Over the last twelve months indirect loans were up $37 million or 13.6%, with historically low interest rates, aggressive dealer and manufacturer incentives on new vehicles, and very competitive pricing on used vehicles driving strong growth in car, boat and recreational vehicle sales. Both the New York and Pennsylvania markets contributed growth, each of which added new originating dealers in 2002.

Consumer direct loans declined by $10.7 million in the first six months of 2003, a portion of which reflects reduced demand for this type of loan due to soft economic conditions. In addition, a certain amount of installment and home equity loans continues to be paid off through conventional mortgage re-financings. However, the decline in the latest quarter was only marginal ($1.6 million or 0.4%), as recent home equity loan promotional campaigns began to have an impact. June 30, 2003 consumer direct loans were down $17.8 million or 4.6% versus the year-earlier level, with both the New York and Pennsylvania markets experiencing declines.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending June 30, 2003 and 2002 and December 31, 2002.

                          Table 9: Nonperforming Assets

                                                               June 30,       December 31,       June 30,
(000's omitted)                                                  2003             2002             2002
                                                             -------------    -------------    -------------
Non-accrual loans                                            $      12,678    $       9,754    $      10,029
Accruing loans 90+ days delinquent                                   2,457            1,890            1,141
                                                             -------------    -------------    -------------
     Total nonperforming loans                                      15,135           11,644           11,170
Restructured loans                                                      30               43               59
Other real estate                                                      943              704            1,671
                                                             -------------    -------------    -------------
     Total non-performing assets                             $      16,108    $      12,391    $      12,900
                                                             =============    =============    =============

Allowance for loan losses to total loans                              1.48%            1.46%            1.36%
Allowance for loan losses to non-performing loans                      181%             226%             214%
Non-performing loans to total loans                                   0.81%            0.64%            0.64%
Non-performing assets to total loans and other real estate            0.87%            0.69%            0.74%

As displayed in Table 9, non-performing assets at June 30, 2003 were $16.1 million, an increase of $3.7 million versus year-end 2002 and $3.2 million higher than the end of June 2002. Most of the increase was caused by higher non-accrual loans and loans 90 or more days delinquent. The majority of the change in non-accruals over the last six months was attributable to four commercial customers with balances over $300,000 previously identified as weak, which together total $2.3 million of the $2.9 million in additional non-accruals. The $567,000 increase in loans delinquent 90 days or more, mostly represents a rise in small commercial loan (under $50,000) delinquencies and approximately $216,000 more delinquent installment loans. Non-performing loan levels have declined recently, as evidenced by a $706,000 decrease in these loans over the last three months.

Nonperforming loans were 0.81% of total loans outstanding at quarter end versus 0.64% at both year-end 2002 and June 30, 2002. This ratio improved from the first quarter 2003's 0.87% level, as non-accruing loans decreased by $899,000. The current and previous quarter's non-performing loan ratio also compared favorably with the peer bank median of 0.95% at the end of first quarter 2003. The allowance for loan loss to nonperforming loans ratio, a general measure of coverage adequacy, was 181% at the end of the second quarter, below the Company's coverage ratio of 226% and 214% at year-end 2002 and June 30, 2002, respectively, but above the 173% coverage ratio at the end of first quarter 2003.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.79% at the end of the second quarter, a nine basis-point decrease from year-end 2002, and essentially flat with the 1.77% delinquency ratio at June 30, 2002. The current delinquency level is seven basis points below the Company's average of 1.86% over the last eight quarters. As of March 31, 2003, the median peer bank delinquency ratio was 1.96%.

                   Table 10: Allowance for Loan Loss Activity

                                                           Quarter Ended                 Six Months Ended
(000's omitted)                                    June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                   ----------------------------    ----------------------------
Allowance for loan losses at beginning of period   $     27,350    $     24,010    $     26,331    $     23,901
Charge-offs:
  Business lending                                        1,522           2,575           2,702           3,157
  Consumer mortgage                                          46               0              86               0
  Consumer direct                                           701             643           1,388           1,282
  Consumer indirect                                         980             883           2,055           1,730
                                                   ----------------------------    ----------------------------
     Total charge-offs                                    3,249           4,101           6,231           6,169
Recoveries:
  Business lending                                           56             134             122             196
  Consumer mortgage                                           4               3               8             106
  Consumer direct                                           190             137             405             294
  Consumer indirect                                         393             316             709             653
                                                   ----------------------------    ----------------------------
     Total recoveries                                       643             590           1,244           1,249
Net charge-offs                                           2,606           3,511           4,987           4,920
Provision for loan losses                                 2,673           3,384           6,073           4,902
                                                   ----------------------------    ----------------------------
     Allowance for loan losses at end of period    $     27,417    $     23,883    $     27,417    $     23,883
                                                   ============================    ============================

Net charge-offs to average loans outstanding               0.57%           0.81%           0.55%           0.57%

As displayed in Table 10, net charge-offs during the second quarter were $2.6 million, $905,000 less than the equivalent 2002 period, partially due to the prior year including partial write-downs on two large commercial credits. For the first six months of 2003, net charge-offs were up only $67,000 or 1.4% versus the first half of 2002. Net charge-offs continue to be above historical norms due to weakness in the business loan sector, which is still being adversely impacted by soft economic conditions in our primary markets.

Business loan net charge-offs for the second quarter were $1.5 million, $1.0 million below the year-ago quarter. Year-to-date business loan net charge-offs of $2.6 million were $381,000 less than the first six months of 2002. The vast majority of the business loans that have been charged-off thus far in 2003 had previously been identified as impaired and had specific allowance allocations assigned to them. Consumer direct loan net charge-offs for the quarter and first six months of 2003 were relatively flat versus prior year, while consumer indirect net charge-offs were stable for the quarter, but were up on a year-to-date basis due to increased loan volume. Consumer mortgage net charge-offs continue to be at immaterial levels.

Net charge-offs as a percentage of average loans outstanding ("net charge-off ratio"), were 0.57% and 0.55% for the second quarter and the first six months of 2003, respectively. In comparison to 2002, these results were favorable by 24 basis points for the quarter and down two basis points on a year-to-date basis. These variances were primarily driven by business loan net charge-off ratios, which were 0.93% of average loans for the quarter and 0.82% year-to-date, versus 1.54% and 0.93% in the prior year. Consumer direct loan net charge-off ratios of 0.55% for the quarter and 0.53% for the first six months of 2003 were essentially flat with the equivalent prior year periods. The consumer indirect net charge-off ratio of 0.79% for the second quarter was eight basis points below the year-earlier quarter and 28 basis points lower than the ratio in the first quarter of 2003. This second quarter improvement helped to lower the year-to-date net charge-off ratio for consumer indirect loans to 0.93%, eight basis points higher than the ratio for first six months of 2002. Consumer mortgage net charge-off ratios were negligible for the second quarter and year-to-date, and have remained below 0.15% of average mortgage balances for the last eight quarters.

In accordance with the Company's current allowance for loan loss policy, specific allocations recognizing probable losses in the business loan portfolio are determined based on the evaluation of the customers' ability to make their principal and interest payments as scheduled and the sufficiency of the collateral securing the credit. If both of these items are deemed to be deficient, an allowance allocation is assigned to the loan to cover the potential shortfall. Specific allocations were down slightly in the current quarter to $5.5 million, but were up $438,000 on a year-to-date basis. The level of specific allocations is a function of allocations added and removed, pay-downs and charge-offs. During the first six months of 2003 approximately $2.4 million of new specific allocations were added and $2.0 million of specific allocations were charged-off.

An overall review of the asset quality of the portfolio is completed each quarter. As noted above, specific loan loss allocations for certain commercial customers identified as weak are evaluated and adjusted as necessary. General allocations against all other commercial loans and the consumer product lines are reviewed and recalculated quarterly based on historical loss experience, performance trends, and various judgmental factors. In accordance with this review, one of the qualitative risk factors related to business loans was increased in the first quarter, resulting in an additional $416,000 being included in the allowance for loan loss at the end of the latest quarter.

As a result of this process, a required loan loss allowance of $27.4 million was determined as of June 30, 2003, necessitating a $2.7 million loan loss provision for the quarter compared to $3.4 million one year earlier. The year-to-date provision of $6.1 million was $1.2 million higher than the prior year period. This was due mostly to higher loan balances, the revised business loan risk factor, and higher business loan specific allocations, as discussed above.

The allowance for loan losses has risen $3.5 million or 14.8% over the last 12 months, versus a 6.1% increase in loans outstanding. Consequently, the ratio of allowance for loan loss to loans outstanding has climbed 12 basis points to 1.48%, two basis points below the all-time high level reached at the end of the previous quarter, and commensurate with the probable risk in the loan portfolio at this time.

During the first quarter of 2003, the Company appointed Steven R. Tokach, previously President of Pennsylvania Banking, to a newly-designated Chief Credit Administrator position on a company-wide basis. In addition, a consultant with extensive credit administration experience in Upstate New York has been retained to further strengthen credit administration practices.

Deposits

As shown in Table 11 below, second quarter average deposits of $2.530 billion were down slightly from the averages for the fourth and second quarters of 2002.

Average deposits in the second quarter were down 0.4% compared to fourth quarter 2002 and fell 0.6% versus second quarter 2002. Both reductions reflect the recent trend of time deposit run-off and lower money market account balances more than offsetting increases in liquid interest-bearing deposits such as interest checking and savings accounts. This shift in deposit mix may reflect customers' unwillingness to be locked into CD rates for extended periods of time and hold money in accounts with higher minimum balance requirements given the current low level of interest rates, especially given the diminished interest rate spread between these accounts and shorter-term or less restrictive interest-bearing accounts. The greatly reduced opportunity cost of holding money in non-interest bearing accounts has also helped to drive up the average balances for demand deposit accounts, as evidenced by a second quarter increase of 4.0% versus the year-earlier period. The shift in the deposit mix towards non-interest and lower interest-bearing accounts contributed further funding cost benefits beyond the absolute drop in interest rates, helping to lower the overall cost of deposits from 2.18% in second quarter 2002 to 1.58% in the current quarter.

Average IPC (individuals and businesses) deposits were relatively flat over the latest 12 months, reflective of the economic conditions in our primary markets. Second quarter 2003 public fund deposits increased on an average basis versus fourth quarter 2002, reflective of the timing of municipality expenditures. The decline in public fund deposits versus the year-earlier period is likely partially due to the impact state budget cutbacks are having on local government and school fiscal conditions. In addition, the Company's demand for public fund CDs has diminished due to extremely attractive external borrowing rates and reduced funding needs as a result of its de-leveraging strategy.

                           Table 11: Average Deposits

                                June 30,      December 31,      June 30,
(000's omitted)                   2003            2002            2002
                             -------------   -------------   -------------
Demand deposits              $     456,176   $     454,038   $     437,612
Interest checking deposits         269,110         263,490         265,050
Savings deposits                   425,581         407,701         405,061
Money market deposits              289,862         301,169         308,539
Time deposits                    1,088,845       1,112,447       1,129,039
                             -------------   -------------   -------------
  Total deposits             $   2,529,574   $   2,538,845   $   2,545,301
                             =============   =============   =============

IPC deposits                 $   2,362,357   $   2,377,777   $   2,353,487
Public fund deposits               167,217         161,068         191,814
                             -------------   -------------   -------------
  Total deposits             $   2,529,574   $   2,538,845   $   2,545,301
                             =============   =============   =============

Borrowings

At the end of the second quarter 2003, borrowings and federal funds purchased of $320 million were $143 million or 31% lower than they were at the end of 2002. Short-term borrowings decreased by $110 million, long-term borrowings decreased by $5 million and federal funds purchased decreased by $28 million. At June 30, 2003, trust preferred securities were $472,000 lower than year-end 2002 primarily as a result of the purchase of a block of the fixed-rate portion of these securities, as noted in the non-interest income section on page 19. The decrease in combined borrowings is a result of the investment de-leveraging strategy previously discussed. Refer to the net interest income section on page 14 for further review of borrowing activity over the past 12 months.

Other Assets and Liabilities

Other assets and liabilities had a net liability balance of $27.0 million at June 30, 2003 versus a net liability position of $21.3 million at December 31, 2002. The change was mainly attributable to an increase in deferred taxes related to the market value adjustment and other timing differences.

Shareholders' Equity

On June 9, 2003 the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 700,000 of its shares, or approximately 5.4%, of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions over the course of the next 12 months. All reacquired shares will become treasury shares and will be used for general corporate purposes.

Total shareholders' equity equaled $352 million at the end of the second quarter, $26.8 million higher than the balance at December 31, 2002. This increase consisted of net income of $20.0 million, a change in the after-tax market value adjustment of $13.9 million and $1.7 million from shares issued under the employee stock plan, offset by dividends declared of $7.6 million and treasury stock purchases of $1.2 million (32,200 shares). Over the past 12 months total shareholders' equity increased by $53.3 million, a majority of which came from net income and an increase in the after-tax market value adjustment.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be `well-capitalized,' reached 7.77% at the end of the second quarter, its strongest level in a decade. The tangible equity-to-assets ratio has risen 185 basis points over the last 12 months from 4.96% to 6.81%. Excluding the impact of the change in the market value adjustment (which impacts both asset and equity levels), the tangible equity-to-assets ratio at June 30, 2003 would have risen by 92 basis points versus one year earlier.

The dividend payout ratio (dividends declared divided by net income) for second quarter 2003 was 37.7%, flat with the ratio for the second quarter of 2002. The two quarters' ratios were similar because dividends declared were raised 8.2% (based on dividends per share of $0.29 vs. $0.27 in prior year and applicable shares for both periods), the same percentage increase as net income. The June 2003 year-to-date dividend payout ratio of 37.8% fell slightly from the equivalent prior year level of 39.2% due to net income rising 12.1%, while dividends declared increased 8.2%.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on and off-balance sheet funding are in place.

CBSI's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of June 30, 2003, this ratio was 13.2% and 13.3% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how current liquidity levels could change over time. This five-year measure reflects ample liquidity for loan growth over the next five years.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) risks related to credit quality, interest rate sensitivity and liquidity; (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) inflation, interest rate, market and monetary fluctuations;
(5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (6) changes in consumer spending, borrowing and savings habits; (7) technological changes; (8) any acquisitions or mergers that might be considered by the Company and the costs and factors associated therewith; (9) the ability to maintain and increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States; (11) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (12) the costs and effects of litigation and of any adverse outcome in such litigation;
(13) the ability to hire and retain key management personnel; (14) other risk factors outlined in the Company's filings with the Securities and Exchange Commission from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. The Company has an immaterial amount of credit risk because essentially all of the fixed-income securities in the investment portfolio are AAA-rated (highest possible rating). Therefore, almost all the market risk of the bank is related to interest rates. The ongoing monitoring and management of this risk, over both a short-term tactical and longer-term strategic time horizon, is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors and reviewed and approved annually.

As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation. The analysis begins by measuring the impact of differences in maturity and repricing of all balance sheet positions, embedded option risk and balance sheet growth.

Changes in net interest income are reviewed after subjecting the balance sheet to an array of treasury yield curve possibilities. The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on June 30, 2003, assuming conservative levels of balance sheet growth-- low single digit growth in loans and deposits along with replacement of year-to-date investment run-off, augmented by any necessary changes in borrowings, with no growth in other major portions of the balance sheet. On that basis, a variety of scenarios was tested, including moving the prime and federal funds rates up 200 basis points and down 100 basis points over a 12 month period while flattening the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms.

                           Table 13: Management Model

                                   Net Interest Income
     Rate Change          Dollar Change During First 12 Months
   In Basis Points              Versus No Change In Rates              Percent Change
-------------------------------------------------------------------------------------------------
       + 200 bp                       -$0.5 million                         -0.4%
       - 100 bp                       -$2.8 million                         -2.2%

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or its subsidiaries will have a material effect on the Company's consolidated financial position.

Item 2. Changes in Securities.

There have been no changes in securities during the quarter ended June 30, 2003.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2003.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Annual Meeting of Shareholders of the Company was held on May 28, 2003. The shareholders elected four nominees of the Board of Directors whose terms will expire at the Annual Meeting in 2006.

                                 Number of Shares of Common Stock
                                   For                  Withheld
                               --------------------------------------
Sanford A. Belden               11,164,026              151,609
Lee T. Hirschey                 11,019,464              296,169
Peter A. Sabia                  11,121,475              194,162
David C. Patterson              11,167,115              148,521

The directors whose terms in office continued after the meeting were John M. Burgess, Paul M. Cantwell, Jr., William M. Dempsey, Nicholas A. DiCerbo, James
A. Gabriel, Harold S. Kaplan , Saul Kaplan, and William N. Sloan.

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.                          Description
-----------                          -----------

2.1 Agreement and Plan of Merger, dated May 6, 2003, by and among the Registrant, PB Acquisition Corp. and Peoples Bankcorp, Inc. (incorporated by reference to
                           Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on May 8, 2003).

2.2 Agreement and Plan of Merger, dated June 9, 2003, by and between the Registrant and Grange National Banc Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on June 17, 2003).

31.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Mark E. Tryniski, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Mark E. Tryniski, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

o     Form 8-K related to quarterly earnings press release was filed on July 18,
      2003

o Form 8-K announcing the Purchase Agreement with PricewaterhouseCoopersLLP to acquire its Upstate New York Global Human Resource Solutions was filed on June 20, 2003

o Form 8-K announcing the Agreement and Plan of Merger with Grange National Banc. Corp. was filed on June 17, 2003

o     Form 8-K announcing share repurchase program was filed on June 9, 2003

o Form 8-K/A related to Peoples Bankcorp, Inc. Agreement and Plan of Merger was filed on May 22, 2003

                                   Signatures

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.

Date: August 13, 2003
                                               /s/ Sanford A. Belden
                                           ---------------------------------
                                               Sanford A. Belden, President,
                                               Chief Executive Officer and
                                               Director


Date: August 13, 2003                          /s/ Mark E. Tryniski
                                           ---------------------------------
                                               Mark E. Tryniski,
                                               Treasurer and Chief
                                               Financial Officer