Form 10-Q
period 2003-09-30
COMMUNITY BANK SYSTEM INC
filed 2003-11-14
CIK 723188

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                QUARTERLY REPORT
     Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                         Commission file number 0-11716

             ======================================================
                     [LOGO]
                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)
             ======================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Stock, No par value - 12,995,117 shares outstanding as of November 10, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Consolidated Statements of Condition
     September 30, 2003 and December 31, 2002 .............................    3

     Consolidated Statements of Income
     Three and nine months ended September 30, 2003 and 2002 ..............    4

     Consolidated Statement of Shareholders' Equity
     Nine months ended September 30, 2003 .................................    5

     Consolidated Statements of Comprehensive Income
     Nine months ended September 30, 2003 and 2002 ........................    6

     Consolidated Statements of Cash Flows
     Nine months ended September 30, 2003 and 2002 ........................    7

     Notes to Consolidated Financial Statements
     September 30, 2003 ...................................................    8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   14

Item 3. Quantitative and Qualitative Disclosure about Market Risk .........   29

Item 4. Controls and Procedures ...........................................   30

Part II. Other Information

Item 1. Legal Proceedings .................................................   31

Item 2. Changes in Securities .............................................   31

Item 3. Defaults upon Senior Securities ...................................   31

Item 4. Submission of Matters to a Vote of Securities Holders .............   31

Item 5. Other Information .................................................   31

Item 6. Exhibits and Reports on Form 8-K ..................................   31

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                              September 30,        December 31,
                                                                                   2003                2002
                                                                              ---------------------------------
Assets
Cash and due from banks                                                        $   117,190         $   113,531

Held-to-maturity investment securities                                             135,216               7,412
Available-for-sale investment securities                                         1,153,943           1,276,153
                                                                               -------------------------------
  Total investment securities (fair value of $1,290,321 and $1,283,819)          1,289,159           1,283,565

Loans                                                                            1,924,253           1,806,905
Allowance for loan losses                                                           27,117              26,331
                                                                               -------------------------------
  Net loans                                                                      1,897,136           1,780,574

Premises and equipment, net                                                         57,295              56,997
Accrued interest receivable                                                         22,243              22,772

Core deposit intangibles, net                                                       27,307              30,769
Goodwill, net                                                                      110,031             104,059
Other intangibles, net                                                               2,704                   0
                                                                               -------------------------------
  Intangible assets, net                                                           140,042             134,828

Other assets                                                                        42,150              41,937
                                                                               -------------------------------
     Total Assets                                                              $ 3,565,215         $ 3,434,204
                                                                               ===============================

Liabilities and Shareholders' Equity
Liabilities:
  Non-interest bearing deposits                                                $   477,660         $   439,075
  Interest bearing deposits                                                      2,075,690           2,066,281
                                                                               -------------------------------
     Total deposits                                                              2,553,350           2,505,356

  Federal funds purchased                                                           45,000              33,000
  Borrowings                                                                       488,630             430,241
  Trust preferred securities                                                        76,917              77,375
  Accrued interest and other liabilities                                            59,556              63,194
                                                                               -------------------------------
     Total liabilities                                                           3,223,453           3,109,166
                                                                               -------------------------------

Commitment and contingencies

Shareholders' equity:
  Common stock no par $1.00 stated value for 2003 and 2002;
     20,000,000 share authorized; 13,168,642 and 12,978,554 shares
     Issued, respectively                                                           13,169              12,979
  Additional paid-in capital                                                        83,102              79,058
  Retained earnings                                                                214,486             194,483
  Accumulated other comprehensive income                                            39,582              38,551
  Treasury stock, at cost (208,150 shares for 2003)                                 (8,490)                  0
  Employee stock plan - unearned                                                       (87)                (33)
                                                                               -------------------------------
     Total shareholders' equity                                                    341,762             325,038
                                                                               -------------------------------

     Total Liabilities and Shareholders' Equity                                $ 3,565,215         $ 3,434,204
                                                                               ===============================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                                 -------------------------------------------------
                                                                   2003         2002          2003          2002
                                                                 -------------------------------------------------
Interest income:
  Interest and fees on loans                                     $ 30,883      $32,816     $  93,084      $ 97,952
  Interest and dividends on investments                            11,074       14,169        34,685        43,175
  Interest and dividends on nontaxable investments                  4,653        4,531        14,006        12,389
                                                                 -------------------------------------------------
     Total interest income                                         46,610       51,516       141,775       153,516
                                                                 -------------------------------------------------

Interest expense:
  Interest on deposits                                              8,906       13,099        29,475        42,110
  Interest on federal funds purchased                                  65          156           234           392
  Interest on short-term borrowings                                   573          674         1,394         1,289
  Interest on mandatorily redeemable preferred securities           1,334        1,440         4,045         4,336
  Interest on long-term borrowings                                  3,193        3,750         9,502        11,387
                                                                 -------------------------------------------------
Total interest expense                                             14,071       19,119        44,650        59,514
                                                                 -------------------------------------------------

Net interest income                                                32,539       32,397        97,125        94,002
Less: provision for loan losses                                     2,029        2,278         8,102         7,180
                                                                 -------------------------------------------------
Net interest income after provision for loan losses                30,510       30,119        89,023        86,822
                                                                 -------------------------------------------------

Non-interest income:
  Deposit service fees                                              6,080        4,131        17,025        11,894
  Other banking services                                              (92)         906         1,136         1,380
  Trust, investment and asset management fees                       1,747        1,694         4,955         6,527
  Benefit plan administration, consulting and actuarial fees        1,987          936         4,289         2,800
  Gain (loss) on investment securities & early retirement of
    long-term borrowings                                                3          215           (42)        1,359
                                                                 -------------------------------------------------
Total non-interest income                                           9,725        7,882        27,363        23,960
                                                                 -------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                   13,226       11,951        38,244        36,189
  Occupancy                                                         2,255        1,781         7,004         6,180
  Equipment and furniture                                           1,885        1,715         5,766         5,569
  Amortization of intangible assets                                 1,269        1,597         3,801         4,641
  Legal and professional fees                                         672          787         2,250         2,288
  Data processing                                                   1,636        1,673         5,001         4,858
  Office supplies                                                     455          459         1,507         1,756
  Acquisition expenses                                                165            0           170           700
  Other                                                             3,589        2,901        10,919         9,042
                                                                 -------------------------------------------------
Total operating expenses                                           25,152       22,864        74,662        71,223
                                                                 -------------------------------------------------

Income before income taxes                                         15,083       15,137        41,724        39,559
Income taxes                                                        3,354        4,087        10,014        10,681
                                                                 -------------------------------------------------
Net Income                                                       $ 11,729      $11,050     $  31,710      $ 28,878
                                                                 =================================================

Basic earnings per share                                         $   0.90      $  0.85     $    2.43      $   2.23
Diluted earnings per share                                       $   0.87      $  0.84     $    2.38      $   2.19
Dividends declared per share                                     $   0.32      $  0.29     $    0.90      $   0.83

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Nine Months Ended September 30, 2003
(In Thousands, Except Share Data)

                                     Common Stock                                 Accumulated
                                -----------------------  Additional                  Other                    Employee
                                   Shares                 Paid-In     Retained   Comprehensive   Treasury    Stock Plan
                                Outstanding     Amount    Capital     Earnings       Income        Stock      -Unearned     Total
                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 2002    12,978,554    $  12,979  $  79,058   $ 194,483     $  38,551     $       0       ($33)    $ 325,038

Net income                                                              31,710                                               31,710

Other comprehensive income,
  net of tax                                                                           1,031                                  1,031

Dividends declared:
  Common, $.90 per share                                               (11,707)                                             (11,707)

Common stock issued under          190,088          190      4,044                                                (54)        4,180
  employee stock plan

Treasury stock purchased          (208,150)                                                         (8,490)                  (8,490)
                                ---------------------------------------------------------------------------------------------------

Balance at September 30, 2003   12,960,492    $  13,169  $  83,102   $ 214,486     $  39,582       ($8,490)      ($87)    $ 341,762
                                ===================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                             Three Months Ended      Nine Months Ended
                                                                                September 30,          September 30,
                                                                              2003        2002        2003        2002
                                                                            --------------------    --------------------
Other comprehensive (loss) income, before tax:
  Change in minimum pension liability adjustment                            $      0    $      0    $     97    $  4,919
  Unrealized gain on securities:
     Unrealized holding (losses) gains arising during period                 (21,052)     30,621         259      57,207
     Reclassification adjustment for gains included in net income                 (3)       (215)         (3)     (1,354)
                                                                            --------------------    --------------------
Other comprehensive (loss) income, before tax                                (21,055)     30,406         353      60,772
Income tax benefit (expense) related to other comprehensive (loss) income      8,199     (12,224)        678     (24,325)
                                                                            --------------------    --------------------
Other comprehensive (loss) income, net of tax                                (12,856)     18,182       1,031      36,447

Net income                                                                    11,729      11,050      31,710      28,878
                                                                            --------------------    --------------------

Comprehensive (loss) income                                                  ($1,127)   $ 29,232    $ 32,741    $ 65,325
                                                                            ====================    ====================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                   ------------------------
                                                                                                        2003           2002
                                                                                                   ------------------------
Operating Activities:
  Net income                                                                                       $  31,710      $  28,878
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                                      5,263          4,868
     Amortization of intangible assets                                                                 3,801          4,641
     Net amortization of premiums and discounts on securities and loans                                1,710          3,000
     Amortization of unearned compensation and discount on junior subordinated debentures                 96            312
     Provision for loan losses                                                                         8,102          7,180
     Loss (gain) on sale of investment securities and early retirement of long-term borrowings            42         (1,359)
     Loss on loans and other assets                                                                      379              7
     Proceeds from the sale of loans held for sale                                                    67,444              0
     Origination of loans held for sale                                                              (61,036)             0
     Change in other assets and other liabilities                                                     (2,393)        (5,414)
                                                                                                   ------------------------
  Net cash provided by operating activities                                                           55,118         42,113
                                                                                                   ------------------------

Investing Activities:
  Proceeds from sales of available-for-sale investment securities                                     14,611         75,782
  Proceeds from maturities of held-to-maturity investment securities                                   3,901          3,862
  Proceeds from maturities of available-for-sale investment securities                               196,867        129,790
  Purchases of held-to-maturity investment securities                                               (131,734)        (3,498)
  Purchases of available-for-sale investment securities                                              (88,779)      (360,491)
  Net increase in loans outstanding                                                                 (116,498)       (53,483)
  Cash paid for acquisitions (net of cash acquired of $9,428)                                         (1,928)             0
  Capital expenditures                                                                                (5,334)        (6,560)
                                                                                                   ------------------------
     Net cash used by investing activities                                                          (128,894)      (214,598)
                                                                                                   ------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                                   80,523         49,952
  Net change in time deposits                                                                        (56,108)       (44,187)
  Net change in federal funds purchased                                                               12,000         (2,700)
  Net change in borrowings and trust preferred securities                                             56,955        175,533
  Issuance of common stock                                                                             3,986          1,064
  Purchase of treasury stock                                                                          (8,490)             0
  Cash dividends paid                                                                                (11,320)       (10,469)
  Other financing activities                                                                            (111)           (84)
                                                                                                   ------------------------
     Net cash provided by financing activities                                                        77,435        169,109
                                                                                                   ------------------------

Change in cash and cash equivalents                                                                    3,659         (3,376)
  Cash and cash equivalents at beginning of year                                                     113,531        106,554
                                                                                                   ------------------------
Cash and cash equivalents at end of period                                                         $ 117,190      $ 103,178
                                                                                                   ========================

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                                                           $  45,050      $  60,163
  Cash paid for income taxes                                                                       $   9,996      $   4,927
Supplemental Disclosures of Non-cash Financing and Investing Activities:
  Dividends declared and unpaid                                                                    $   4,147      $   3,759
  Gross change in unrealized gains on available-for-sale investment securities                     $     256      $  55,853
  Change in minimum pension liability adjustment                                                        ($97)       ($4,919)
  Acquisitions:
     Fair value of assets acquired                                                                 $  27,488      $       0
     Liabilities assumed                                                                           $  25,560      $       0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Certain reclassifications have been made to the non-interest income and the operating expense sections of the consolidated statements of income to conform to the current year presentation.

NOTE B: ACQUISITIONS AND OTHER MATTERS

Harbridge Consulting Group

On July 31, 2003, the Company acquired PricewaterhouseCoopers' Upstate New York Global Human Resource Solutions consulting group for a purchase price of approximately $7.1 million. This practice has been renamed Harbridge Consulting Group and is a leading provider of retirement and employee benefits consulting services throughout Upstate New York, and will be complementary to Benefit Plans Administrative Services, Inc., the company's defined contribution plan administration subsidiary. The results of Harbridge's operations have been included in the consolidated financial statements since that date.

Peoples Bankcorp Inc.

On September 5, 2003, the Company acquired Peoples Bankcorp, Inc., a $29-million-asset savings and loan holding company based in Ogdensburg, New York. Peoples' single branch is being operated as a branch of the Bank's network of branches in Northern New York. The purchase price of the transaction approximated $4.0 million. The results of Peoples' operations have been included in the consolidated financial statements since that date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the dates Harbridge Consulting Group and Peoples Bankcorp Inc. were acquired.

                                             Harbridge    Peoples
                                            Consulting   Bankcorp,
(000's omitted)                                Group        Inc.        Total
                                            ----------------------------------
Cash and due from banks                       $    0      $ 9,428      $ 9,428
Available-for-sale investment securities           0        2,650        2,650
Loans, net of allowance for loan losses            0       14,722       14,722
Premises and equipment, net                        0          400          400
Other assets                                     618           83          701
Goodwill                                       3,968        2,004        5,972
Other intangible assets                        2,750          293        3,043
                                              --------------------------------
  Total assets acquired                        7,336       29,580       36,916

Deposits                                           0       23,579       23,579
Borrowings                                         0        1,000        1,000
Other liabilities                                  0          981          981
                                              --------------------------------
  Total liabilities assumed                        0       25,560       25,560
                                              --------------------------------
     Net assets acquired                      $7,336      $ 4,020      $11,356
                                              ================================

The Harbridge intangible assets primarily represent customer relationship intangibles that are being amortized on an accelerated basis over an estimated useful life of eleven years. The Peoples intangible assets represent core deposit intangibles that are being amortized on an accelerated basis over an estimated useful life of seven years.

Grange National Banc Corp.

On June 9, 2003, the Company announced that it signed a definitive agreement with Grange National Banc Corp. ("Grange") to acquire all of the stock of Grange and to merge Grange National Banc Corp. into the Company. The Company will pay either $42.50 in cash for each outstanding common share or exchange each share of Grange common stock for 1.209 shares of the Company's common stock, subject to specific terms defined in the agreement. Grange's 12 branches will operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The acquisition has been approved by Grange shareholders and the banking regulators, and is expected to close during the fourth quarter of 2003.

Treasury Stock

On June 9, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 700,000 common shares, or approximately 5.4% of total outstanding shares, over the course of the ensuing twelve months. As of September 30, 2003, 208,150 shares had been repurchased at an aggregate cost of $8.5 million and an average price per share of $40.79. In accordance with Securities and Exchange Commission (SEC) regulations, the company temporarily suspended its stock repurchases following the effective date of the Form S-4 Registration Statement filed in connection with the pending acquisition of Grange. The Company will be able resume stock repurchases at its discretion after the closing of the Grange merger.

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

The Black-Scholes model requires several assumptions, which management developed based on historical trends and current market observations. These assumptions include:

                                                      2003             2002
                                                     -----         ------------
Weighted-average expected life                        8.13                 6.74
Future dividend yield                                 3.00%                3.00%
Share price volatility                               27.29%               27.82%
Weighted average risk-free interest rate              4.03%        3.814%-5.157%

If these assumptions are not accurate, the estimated fair value used to derive the information presented in the following table will also be inaccurate. Moreover, the model assumes that the estimated fair value of an option is amortized over the option's vesting period and would be included in salaries and employee benefits expense on the income statement. The pro forma impact of applying the fair value method of accounting for the three and nine months ended September 30, 2003 and 2002 shown below may not be indicative of the pro forma impact in future periods.

                                                               Quarter Ended         Nine Months Ended
                                                               September 30,           September 30,
                                                            -------------------------------------------
(000's omitted except per share amounts)                     2003        2002        2003        2002
                                                            -------------------------------------------
Net income, as reported                                     $11,729     $11,050     $31,710     $28,878
Less: stock-based compensation expense determined under
  fair value method, net of tax                                 175         160         653         623
                                                            -------------------------------------------
     Proforma net income                                    $11,554     $10,890     $31,057     $28,255
                                                            ===========================================

Earnings per share:
   As reported:
      Basic                                                 $  0.90     $  0.85     $  2.43     $  2.23
      Diluted                                               $  0.87     $  0.84     $  2.38     $  2.19
   Pro forma:
      Basic                                                 $  0.89     $  0.84     $  2.38     $  2.18
      Diluted                                               $  0.86     $  0.83     $  2.33     $  2.15

As of September 30, 2003 there were 1,082,087 stock options outstanding.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, including certain preferred securities. Effective July 1, 2003, the Company adopted this pronouncement, which had no impact on the historical measurement or classification of financial instruments, or on the financial condition or results of operations of the Company.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs the majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN No. 46, VIE were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation of FIN 46 for those arrangements entered into after January 31, 2003 to the first reporting period ending after December 15, 2003.

In its current form FIN 46 may require the Company to re-characterize its investment in its three wholly-owned subsidiary business trusts (Community Capital/Statutory Trust I-III) in future financial statements. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2003, if the Company was not allowed to include trust preferred securities in Tier 1 capital, then the Company would still exceed the regulatory required minimum for capital adequacy purposes.

In November 2002, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has complied with the disclosure requirements. The recognition and measurement provisions were adopted effective January 1, 2003, and had no impact on the Company's financial statements.

In October 2003, the FASB decided companies will be required beginning in 2005 to charge stock-option costs against earnings. The new standard is to be proposed for public comment in February 2004. A final rule is expected to be issued in the second half of 2004.

NOTE D: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares which would be outstanding if all the in-the-money options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were no antidilutive stock options as of September 30, 2003. The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2003 and 2002.

                                                                       Per Share
(000's omitted, except per share data)            Income      Shares     Amount
--------------------------------------------------------------------------------
Quarter Ended September 30, 2003
  Basic EPS                                       $11,729     13,011     $0.90
  Stock options                                                  397
                                                  ------------------
     Diluted EPS                                  $11,729     13,408     $0.87
                                                  ==================

Quarter Ended September 30, 2002
  Basic EPS                                       $11,050     12,985     $0.85
  Stock options                                                  187
                                                  ------------------
     Diluted EPS                                  $11,050     13,172     $0.84
                                                  ==================

Nine Months Ended September 30, 2003
  Basic EPS                                       $31,710     13,032     $2.43
  Stock options                                                  308
                                                  ------------------
     Diluted EPS                                  $31,710     13,340     $2.38
                                                  ==================

Nine Months Ended September 30, 2002
  Basic EPS                                       $28,878     12,966     $2.23
  Stock options                                                  191
                                                  ------------------
     Diluted EPS                                  $28,878     13,157     $2.19
                                                  ==================

NOTE E: INTANGIBLE ASSETS

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

The Company completed its goodwill impairment analysis during the first quarter of 2003, and no adjustment was necessary. The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                As of September 30, 2003                      As of December 31, 2002
                                        ---------------------------------------       ---------------------------------------
                                         Gross                            Net          Gross                           Net
                                        Carrying      Accumulated      Carrying       Carrying      Accumulated      Carrying
(000's omitted)                          Amount      Amortization       Amount         Amount      Amortization       Amount
                                        ---------------------------------------       ---------------------------------------
Amortized intangible assets:
  Core deposit intangibles              $ 47,659       ($20,352)       $ 27,307       $ 47,366       ($16,597)       $ 30,769
  Other intangibles                        2,750            (46)          2,704              0              0               0
                                        ---------------------------------------       ---------------------------------------
     Total amortized intangibles          50,409        (20,398)         30,011         47,366        (16,597)         30,769
Unamortized intangible assets:
  Goodwill                               128,404        (18,373)        110,031        122,432        (18,373)        104,059
                                        ---------------------------------------       ---------------------------------------
     Total intangible assets, net       $178,813       ($38,771)       $140,042       $169,798       ($34,970)       $134,828
                                        =======================================       =======================================

The estimated aggregate amortization expense for each of the succeeding fiscal years ending December 31 is as follows:

Oct-Dec 2003            $1,413
        2004             5,587
        2005             4,912
        2006             4,110
        2007             4,017
        2008             3,949
  Thereafter             6,023
                       -------
       Total           $30,011
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

On February 3, 1997, the Company formed a wholly-owned subsidiary business trust, Community Capital Trust I (Trust), for the purpose of issuing Company-obligated mandatorily redeemable preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust issued $30,000 of 9.75% preferred securities that are non-voting and mandatorily redeemable in 2027 with a ten-year call provision beginning in 2007 at a price of 104.54% declining to par in 2017. The Company borrowed the proceeds of the preferred securities from the Trust by issuing Junior Subordinated Debentures having substantially similar terms as the preferred securities. The assets of the Trust include the principal amount of the Company's Junior Subordinated Debentures and related accrued interest and were $31,273 at September 30, 2003. The preferred securities mature in 2027 and are treated as Tier 1 capital. The guarantees issued by the Company for the Trust, together with the Company's obligations under the trust agreement, the Junior Subordinated Debentures, and the Indenture under which the Junior Subordinated Debentures were issued, constitute a full and unconditional guarantee by the Company of the preferred securities issued by the Trust. The costs related to the issuance of these securities are capitalized and amortized over the life of the period to redemption on a straight-line basis.

NOTE G: COMMITMENT AND CONTINGENCIES

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

The contract amount of commitment and contingencies are as follows:

                                              September 30,        December 31,
(000's omitted)                                   2003                 2002
                                              -------------        ------------
Standby letters of credit                       $ 18,771             $ 19,728
Commitments to extend credit                     369,938              332,422
                                                -----------------------------
     Total                                      $388,709             $352,150
                                                =============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. and its subsidiaries ("the Company" or "the Bank") for the three and nine months ended September 30, 2003 and 2002, although in some circumstances the second quarter of 2003 is also discussed in order to more fully explain near-term trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13. All references in the discussion to financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

All references to "peer banks", unless otherwise noted, pertain to a group of 78 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the six months ending June 30, 2003 (the most recently available disclosure) as provided by the Federal Financial Institutions Examination Council in the Bank Holding Company Performance Report. Unless otherwise noted, the term "this year" refers to results in calendar year 2003, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 28.

Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgement in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance. It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. Management believes that these areas include the allowance for loan losses, fair value of investment securities, fair value methodologies used to review the carrying value of goodwill and other intangible assets, income taxes, and actuarial assumptions associated with the pension, post-retirement and other employee benefit plans. Refer to Note A, "Summary of Significant Accounting Policies", on pages 66 - 71 of the most recent Form 10-K (fiscal year ended December 31, 2002) for a complete review of the Company's most important accounting policies.

Net Income and Profitability

As shown in Table 1, earnings per share for the third quarter were $0.87, up 3.6% from third quarter 2002's level of $0.84. Year-to-date EPS of $2.38 was $0.19 or 8.7% higher than the prior year amount. Net income for the quarter and latest nine months were $11.7 million and $31.7 million, respectively, up 6.1% and 9.8% over the equivalent periods of 2002. Net interest income for third quarter 2003 of $35.5 million was down only marginally ($79,000) from the prior year period. Year-to-date net interest income was $106.1 million, up $3.3 million or 3.2% versus the first nine months of 2002. Third quarter non-interest income (excluding securities gains and debt extinguishment) of $9.7 million was up $2.1 million (27%) from third quarter 2002, and year-to-date non-interest income of $27.4 million was $4.8 million (21%) higher than 2002's level. Operating expenses (excluding acquisition expenses) were up $2.1 million or 9.3% for the quarter and $4.0 million or 5.6% for the nine-month period.

As reflected in Table 1, the primary reasons for improved third quarter earnings compared to the same period last year were higher recurring non-interest income, a lower loan loss provision and lower income taxes. The increase in non-interest income was mostly attributable to the incremental fees generated by the Company's Overdraft FreedomTM program initiated in December 2002 and the addition of revenue from the Company's recently completed acquisition of Harbridge Consulting, offset somewhat by the write-down of mortgage loan commitments (refer to non-interest income section beginning on page 19). The lower loan loss provision was mostly a result of less new business loan specific reserves being added (refer to the asset quality discussion starting on page
24). Reduced income taxes were driven by a three-percentage point decrease in the year-to-date effective income tax rate (refer to income tax section on page
22). These performance improvements were partially offset by an increase in operating expenses that was primarily attributable to higher retirement, occupancy and volume-driven expense levels (see operating expenses section starting on page 21).

The year-to-date increase in earnings in comparison to the first nine months of 2002 was primarily a result of higher net interest income and non-interest income, offset partially by increased loan loss provision and operating expenses. The rise in net interest income was driven by a 17-basis point increase in the net interest margin, and higher non-interest income was mostly due to increased overdraft fees. The rise in the loan loss provision was primarily attributable to increased specific allocations on certain business loans in the first quarter of 2003. Higher operating expenses were mostly a result of increased pension, occupancy, checking charges and loan origination costs. Each of these items is discussed in further detail in its respective section of the MD&A.

                       Table 1: Summary Income Statements

                                                            Quarter Ended                    Nine Months Ended
                                                    -----------------------------    --------------------------------
(000's omitted, except per share data)              September 30,   September 30,    September 30,      September 30,
                                                         2003            2002             2003              2002
                                                    -----------------------------    --------------------------------
Net interest income (FTE)                              $35,547         $35,626         $ 106,075          $102,746
Loan loss provision                                      2,029           2,278             8,102             7,180
Non-interest income                                      9,722           7,667            27,405            22,601
Gain (loss) on investment securities
  and early retirement of long-term borrowings               3             215               (42)            1,359
Operating expenses                                      24,987          22,864            74,492            70,523
Acquisition expenses                                       165               0               170               700
                                                       -----------------------         ---------------------------
Income before taxes (FTE)                               18,091          18,366            50,674            48,303
Fully tax-equivalent adjustment                          3,008           3,229             8,950             8,744
Income taxes                                             3,354           4,087            10,014            10,681
                                                       -----------------------         ---------------------------
Net income                                             $11,729         $11,050         $  31,710          $ 28,878
                                                       =======================         ===========================

Diluted earnings per share                             $  0.87         $  0.84         $    2.38          $   2.19


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

As shown in Table 2, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for third quarter 2003 was $35.5 million, down a slight $79,000 or 0.2% from the same period last year. Lower loan and investment yields and a smaller investment portfolio essentially offset the positive impacts from loan growth, reduced deposit rates and less long-term borrowings. As reflected in Table 4, the volume changes mentioned above drove a $946,000 decline in net interest income, a majority of which was offset by $867,000 more net interest income due to favorable interest rate movements, most notably, lower deposit rates.

The third quarter's two-basis point improvement in the net interest margin versus the prior year period was primarily driven by the Company's effectiveness at reducing its cost of funding to match lower earning-asset yields. The reduction of interest-bearing deposit rates and a shift in deposit mix towards no and low-interest bearing deposit accounts essentially offset the effect of lower loan yields. The absence of investment purchases during the first half of 2003 when market rates were low helped maintain the investment yield in a falling interest rate environment. In addition, the use of low-rate, short-term borrowings has offset a portion of the impact of lower yields earned on recent investment purchases.

Changes in investment and borrowing levels were in great part driven by the Company's de-leveraging strategy that was in place from late 2002 through second quarter 2003. Proceeds from the run-off of investment securities were used to pay down borrowings until more favorable investment conditions arose. The decision was made during the current quarter to reinitiate investment purchases to take advantage of higher long-term rates and a steep yield curve. Due to the shorter duration of the current strategy in comparison to the de-leveraging activity, third quarter average investments (book value) and external borrowings declined $139 million and $46 million, respectively, versus the year-earlier period. Strong growth of $116 million for average loans over the same time period offset most of the impact of lower investment levels, as evidenced by a relatively small $23 million (0.8%) drop in average earning assets.

Table 3 displays that year-to-date net interest income was $106.1 million, up $3.3 million or 3.2% in comparison to the equivalent prior year period. This change was mostly driven by the 17-basis point increase in the net interest margin, as reflected by the $4.0 million rate-driven variance in Table 4. Significant declines in interest-bearing deposit rates (-77 basis points) and external borrowing costs (-29 basis points) more than offset lower loan yields (-76 basis points). As previously mentioned, the investment portfolio yield greatly benefited from abstaining from investment purchases in the low-rate environment of the first six months of 2003. This factor as well as substantial call protection in the portfolio helped to maintain the yield on investments for the first nine months of 2003, which fell only 13 basis points versus prior year. In addition, a greater percentage of funding was derived from non-interest bearing demand deposits, as these accounts grew by $25 million in comparison to a $33 million drop in interest-bearing deposits. This change in the deposit profile, along with a shift towards short-term borrowings to take advantage of extremely attractive rates, contributed greatly to a 63 basis-point reduction of the overall costs of funds (including demand deposits) to 1.99%.

Volume changes resulted in a $682,000 decline in year-to-date net interest income, as loan growth of $94 million and lower time deposit levels (-$53 million) offset a majority of the impact from an $107 million net reduction in the investment portfolio.

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

                    Table 2: Quarterly Average Balance Sheet

                                                                Quarter Ended                            Quarter Ended
(000's omitted except yields and rates)                       September 30, 2003                      September 30, 2002
                                                     ------------------------------------    ------------------------------------
                                                                                  Avg.                                    Avg.
                                                       Average                 Yield/Rate      Average                 Yield/Rate
                                                       Balance      Interest      Paid         Balance      Interest      Paid
                                                     ------------------------------------    ------------------------------------
Assets
Interest-earning assets:
  Time deposits in other banks                       $      318      $     1      1.25%      $      839      $     1      0.47%
  Taxable investment securities                         761,089       11,376      5.93%         910,937       14,505      6.32%
  Non-taxable investment securities                     402,105        7,215      7.12%         391,152        7,108      7.21%
  Loans (net of unearned discount)(1)                 1,879,858       31,026      6.55%       1,763,855       33,131      7.45%
                                                     -----------------------                 -----------------------
     Total interest-earning assets                    3,043,370       49,618      6.47%       3,066,783       54,745      7.08%
Non-interest earning assets                             390,143                                 371,293
                                                     ----------                              ----------
     Total assets                                    $3,433,513                              $3,438,076
                                                     ==========                              ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest checking, savings and money
    market deposits                                  $  996,872        1,512      0.60%      $  968,345        2,842      1.16%
  Time deposits                                       1,062,968        7,394      2.76%       1,126,585       10,257      3.61%
  Short-term borrowings                                 207,925          638      1.22%         173,954          830      1.89%
  Long-term borrowings                                  292,050        4,527      6.15%         372,241        5,190      5.53%
                                                     -----------------------                 -----------------------
     Total interest-bearing liabilities               2,559,815       14,071      2.18%       2,641,125       19,119      2.87%

Non-interest bearing liabilities:
  Demand deposits                                       483,142                                 447,303
  Other liabilities                                      53,984                                  48,502
Shareholders' equity                                    336,572                                 301,146
                                                     ----------                              ----------
     Total liabilities and shareholders' equity      $3,433,513                              $3,438,076
                                                     ==========                              ==========

Net interest earnings                                                $35,547                                 $35,626
                                                                     =======                                 =======
Net interest spread                                                               4.29%                                   4.21%
Net interest margin on interest-earnings assets                                   4.63%                                   4.61%

Fully tax-equivalent adjustment on investments
  and loans                                                          $ 3,008                                 $ 3,229

(1) The impact of interest not recognized on non-accrual loans and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms was immaterial.

                   Table 3: Year To Date Average Balance Sheet

                                                              Nine Months Ended                       Nine Months Ended
(000's omitted except yields and rates)                       September 30, 2003                      September 30, 2002
                                                     ------------------------------------    ------------------------------------
                                                                                  Avg.                                    Avg.
                                                       Average                 Yield/Rate      Average                 Yield/Rate
                                                       Balance      Interest      Paid         Balance      Interest      Paid
                                                     ------------------------------------    ------------------------------------
Assets
Interest-earning assets:
  Time deposits in other banks                       $      253      $     2      1.06%      $      569      $     4      0.94%
  Taxable investment securities                         757,324       35,486      6.26%         922,283       44,148      6.40%
  Non-taxable investment securities                     402,037       21,680      7.21%         343,524       19,514      7.59%
  Loans (net of unearned discount)(1)                 1,841,049       93,557      6.79%       1,746,719       98,594      7.55%
                                                     -----------------------                 -----------------------
     Total interest-earning assets                    3,000,663      150,725      6.72%       3,013,095      162,260      7.20%
Non-interest earning assets                             392,284                                 358,710
                                                     ----------                              ----------
     Total assets                                    $3,392,947                              $3,371,805
                                                     ==========                              ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest checking, savings and money
    market deposits                                  $  989,410        5,245      0.71%      $  968,755        9,200      1.27%
  Time deposits                                       1,084,162       24,230      2.99%       1,137,648       32,910      3.87%
  Short-term borrowings                                 170,814        1,628      1.27%         115,379        1,681      1.95%
  Long-term borrowings                                  292,911       13,547      6.18%         383,380       15,723      5.48%
                                                     -----------------------                 -----------------------
     Total interest-bearing liabilities               2,537,297       44,650      2.35%       2,605,162       59,514      3.05%

Non-interest bearing liabilities:
  Demand deposits                                       462,970                                 437,676
  Other liabilities                                      56,354                                  42,914
Shareholders' equity                                    336,326                                 286,053
                                                     ----------                              ----------
     Total liabilities and shareholders' equity      $3,392,947                              $3,371,805
                                                     ==========                              ==========

Net interest earnings                                                $106,075                                $102,746
                                                                     ========                                ========
Net interest spread                                                               4.37%                                   4.15%
Net interest margin on interest-earnings assets                                   4.73%                                   4.56%

Fully tax-equivalent adjustment on investments
  and loans                                                          $ 8,950                                 $ 8,744

(1) The impact of interest not recognized on non-accrual loans and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms was immaterial.

The changes in net interest income (fully tax-equivalent basis) by volume and rate components are shown below for each major category of interest-earning assets and interest-bearing liabilities.

                              Table 4: Rate/Volume

                                                                                         Nine Months Ended September 30,
                                          3rd Quarter 2003 versus 3rd Quarter 2002                2003 vs 2002
                                          Increase (Decrease) Due to Change in (1)   Increase (Decrease) Due to Change in (1)
                                          ----------------------------------------   ----------------------------------------
                                                                         Net                                         Net
(000's omitted)                              Volume         Rate        Change          Volume        Rate          Change
                                          ----------------------------------------   ----------------------------------------
Interest earned on:
  Time deposits in other banks                  ($4)           $4           $0             ($3)           $1           ($2)
  Taxable investment securities              (2,279)         (850)      (3,129)         (7,747)         (915)       (8,662)
  Nontaxable investment securities              564          (457)         107           3,708        (1,542)        2,166
  Loans (net of unearned discount)           10,472       (12,577)      (2,105)          7,466       (12,503)       (5,037)
Total interest-earning assets (2)             ($415)      ($4,712)     ($5,127)          ($667)     ($10,868)     ($11,535)

Interest paid on:
  Interest checking, savings and
    money market deposits                      $550       ($1,880)     ($1,330)           $318       ($4,273)      ($3,955)
  Time deposits                                (553)       (2,310)      (2,863)         (1,487)       (7,193)       (8,680)
  Short-term borrowings                         763          (955)        (192)            873          (926)          (53)
  Long-term borrowings                       (3,467)        2,804         (663)         (4,896)        2,720        (2,176)
Total interest-bearing liabilities (2)        ($573)      ($4,475)     ($5,048)        ($1,514)     ($13,350)     ($14,864)

Net interest earnings (2)                     ($946)         $867         ($79)          ($682)       $4,011        $3,329

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Non-interest Income

The Company's sources of non-interest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of retirement plan administration and employee benefit trust (Benefit Plan Administrative Services or BPA), employee benefits actuarial and consulting services (Harbridge Consulting Group or Harbridge), personal trust, investment and insurance products (Community Investment Services, Inc. or CISI) and investment management (Elias Asset Management or EAM); and periodic transactions, most often net gains (losses) from the sale of investments, prepayment of term debt, or other occasional events.

                          Table 5: Non-interest Income

                                                            Three Months Ended                   Nine Months Ended
                                                      -------------------------------     --------------------------------
                                                      September 30,     September 30,     September 30,      September 30,
(000's omitted)                                           2003               2002              2003               2002
                                                      -------------------------------     --------------------------------
Financial services:
  Retirement plan administration and trust fees          $ 1,167           $   936           $  3,469           $  2,800
  Benefit plan consulting and actuarial fees                 820                 0                820                  0
  Asset management fees                                      525               609              1,404              2,138
  Investment and insurance product commissions               869               709              2,470              3,059
  Personal trust                                             353               376              1,081              1,330
                                                         -------------------------           ---------------------------
     Total financial services                              3,734             2,630              9,244              9,327

Banking services
  Electronic banking                                         812               618              1,975              1,770
  Mortgage banking                                          (795)              (47)               162                138
  Deposit service charges                                  1,367             1,371              4,008              4,017
  Overdraft fees                                           3,480             1,737              9,781              4,750
  Credit life and disability insurance                       661               853                787                981
  Commissions and other fees                                 528               511              1,533              1,633
  Miscellaneous loss                                         (65)               (6)               (85)               (15)
                                                         -------------------------           ---------------------------
     Total banking services                                5,988             5,037             18,161             13,274

Sub-total                                                  9,722             7,667             27,405             22,601

Gain (loss) on investment securities and early
  retirement of long-term borrowings                           3               215                (42)             1,359
                                                         -------------------------           ---------------------------

     Total non-interest income                           $ 9,725           $ 7,882           $ 27,363           $ 23,960
                                                         =========================           ===========================

Non-interest income as a percentage of operating
  income (excludes gain (loss) on investment
  securities and early retirement of long-term
  borrowings)                                               21.5%             17.7%              20.5%             18.0%

As displayed in Table 5, non-interest income (excluding securities gains and penalties on debt extinguishment) was $9.7 million in the third quarter, an increase of $2.1 million or 27% from one year earlier. It rose by $4.8 million or 21% for the year-to-date period versus the prior year. Both periods benefited from higher general banking fees, which climbed $951,000 or 18.9% for the third quarter and $4.9 million or 37% on a year-to-date basis. More than half of the third quarter improvement in non-interest income was contributed by financial services' $1.1 million (42%) increase.

Essentially all of the growth in banking non-interest income was derived from higher overdraft fees, which were up $1.7 million and $5.0 million for the third quarter and year-to date periods, respectively. This was due in large part to the significantly higher level of transaction volume generated from the Company's Overdraft Freedom(TM) program, which was introduced in early December 2002 (for a description of this program refer to page 45 of the Company's December 31, 2002 10-K). The quarterly growth from overdrafts was partially offset by a $795,000 unrealized loss on mortgage loan commitments. Certain loan commitments that had been categorized as held-for-sale were reclassified as portfolio loans committments after the decision was made to discontinue the sale of twenty-year and longer mortgages. Accounting standards dictate that these loans be marked-to-market once the decision is made to hold the loans, and rising interest rates resulted in unrealized losses and a discount on these loans that will be amortized over the life of the loans. This charge essentially offset increased mortgage servicing income earned in the first half of 2003 due to increased mortgage volume and the Company's resumption of the sale of mortgages in late 2002 after a one-year hiatus. Third quarter and year-to-date credit life and disability insurance income were below prior year primarily because the New York Banker's Association annual dividend of $578,000 was $173,000 less than was received in 2002.

Financial services revenues of $3.7 million in the third quarter increased $1.1 million or 42.0% from the same period last year, and year-to-date revenue of $9.2 million was down $83,000 or 0.9%. Current year revenue was positively impacted by the completion of the acquisition of Harbridge at the end of July 2003, which contributed $820,000 to the year-over-year variances. Strong performance at BPA generated revenue growth of $231,000 (25%) and $669,000 (24%) for the quarter and year-to-date periods, respectively. This was primarily achieved through acquiring a significant number of new client relationships and their associated investment assets.

In comparison to the prior year, CISI generated higher revenue for the quarter, but year-to date revenue was down. This was largely because of their inability to duplicate the strong annuity income produced in the year-earlier period, as lower interest rates reduced both sales volume and commission rates. Revenue from EAM was negatively impacted by the performance of the US equity markets early in 2003 and the loss of some clients during the extended period of market weakness. However, EAM has recently benefited from improved equity market conditions and was able to produce its highest quarterly revenue since the third quarter of 2002. Personal trust revenue was down slightly for the quarter and more significantly for the year-to-date period, as both asset-based and estate settlement fees have fallen. As a whole, revenue for these three businesses was up $53,000 or 3.2% compared to third quarter 2002, and was down $1.6 million or 24% versus the first nine months of 2002.

The ratio of total non-interest income to operating income (FTE basis, excluding net security gains and penalties on debt extinguishment) was 21.5% for third quarter 2003, 3.8 percentage points higher than the same period last year. On a year-to-date basis, this ratio climbed to 20.5%, well above the 18.0% posted in the prior-year period. In both cases, the significant growth of recurring non-interest income, driven by increased overdraft fees and the addition of Harbridge Consulting, outpaced net interest income growth, which was tempered by the de-leveraging strategy that was in place for the first half of 2003.

There was $3,000 of net security gains in the third quarter of 2003 from securities sold in conjunction with the completion of the acquisition of Peoples Bankcorp in September. This compares to $215,000 of net gains in the equivalent prior year period that arose from the sale of $9.7 million of corporate bonds whose credit outlook had fallen to the low end of policy guidelines. Year-to-date there was a net loss of $42,000 for security and debt repayment transactions, as this quarter's small gains were more than offset by a $45,000 premium paid in the first quarter of 2003 to repurchase a $500,000 block of the Company's 9.75% fixed-rate trust preferred securities. The first nine months of 2002 included $1.4 million of net security gains, a majority of which pertained to $1.1 million of gains associated with the sale of approximately $52 million of collateralized mortgage obligations (CMOs) in the second quarter of 2002. These securities were sold to lock in a favorable total investment return (8.2%) and to avoid the erosion of market value appreciation that was likely in a falling interest rate environment due to accelerated prepayment speeds.

Operating Expenses

Table 6 below sets forth the quarterly and year-to-date results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                              Three Months Ended                   Nine Months Ended
                                        -------------------------------     -------------------------------
                                        September 30,     September 30,     September 30,     September 30,
(000's omitted)                              2003              2002              2003              2002
                                        -------------------------------     -------------------------------
Salaries and employee benefits             $13,226           $11,951           $38,244           $36,189
Occupancy                                    2,255             1,781             7,004             6,180
Equipment and furniture                      1,885             1,715             5,766             5,569
Legal and professional fees                    672               787             2,250             2,288
Data processing                              1,636             1,673             5,001             4,858
Amortization of intangible assets            1,269             1,597             3,801             4,641
Office supplies                                455               459             1,507             1,756
Foreclosed property                            155               112               313               730
Deposit insurance premiums                      99               105               301               336
Other                                        3,335             2,684            10,305             7,976
                                           -------------------------           -------------------------
  Total recurring expenses                  24,987            22,864            74,492            70,523
Acquisition expenses                           165                 0               170               700
                                           -------------------------           -------------------------
  Total operating expenses                 $25,152           $22,864           $74,662           $71,223
                                           =========================           =========================

Total operating expenses as a
  percentage of average assets                2.89%             2.64%             2.94%             2.80%
Efficiency ratio                              52.4%             49.1%             53.0%             52.6%

As shown in Table 6, third quarter 2003 operating expenses were $25.1 million, up 10.0% from the prior year level. Year-to-date operating expenses of $74.7 million increased 4.8% versus the equivalent 2002 period. The first nine months of 2002 included $700,000 of acquisition-related expenses that primarily pertained to consulting expenses associated with the restructuring of loan and deposit operation centers necessitated by the increased level of business volume arising from the three 2001 acquisitions. Acquisition expenses of $165,000 associated with the Company's two completed acquisitions (Peoples & Harbridge) and one pending acquisition (Grange National Banc Corp.) have been incurred thus far in 2003. Recurring third quarter operating expenses (excluding acquisition expenses) were up 9.3% versus prior year, and year-to-date expenses increased 5.6% in comparison to the first nine months of 2002.

The third quarter increase in recurring operating expenses versus prior year was mainly attributable to increased personnel, occupancy and volume-driven expenses, partially offset by lower intangible amortization. Personnel expenses rose principally as a result of merit increases, new hires, higher pension costs and the addition of Harbridge Consulting. Occupancy costs were up primarily due to higher maintenance, depreciation and amortization on new and renovated facilities, and increased real estate taxes. Volume-driven expenses included a higher level of checking charges mostly related to greater overdraft volume, and increased loan origination costs were driven by a record amount of new mortgage loans. Amortization of intangibles declined due to the use of the accelerated method of amortization.

The increase in year-to-date recurring operating expenses was mostly attributable to the same items discussed in the quarterly variance discussion above: higher personnel, occupancy, checking charges and loan origination expenses, partially offset by reduced intangible amortization, foreclosed property costs and office supply expenses. Foreclosed property expenses were down in the first nine months of 2003 due to lower OREO balances, an insurance settlement and less write-downs. Office supply expenses fell because these costs were elevated in the first half of 2002 as a result of the need to purchase new checks, forms and stationery in conjunction with the 2001 acquisitions.

The Company's efficiency ratio (non-interest expense excluding intangible amortization and acquisition expenses divided by the sum of net interest income
(FTE) and non-interest income excluding net securities gains/losses) was 52.4% for the third quarter, 3.3 percentage points above the comparable quarter of 2002. This resulted from operating expenses (as defined above) increasing 11.5%, while recurring operating income grew at a lesser, 4.6% pace. Despite very strong non-interest income growth, recurring operating income expansion was limited by the flat net interest income that resulted from the de-leveraging strategy in effect for most of the 12-month period leading up to third quarter 2003.

The efficiency ratio for the first nine months of 2003 improved by 40 basis points versus the equivalent 2002 period, largely because of the strength of recurring non-interest income growth of 21% versus the more modest increase in operating expenses (as previously defined) of 7.3%. In addition, year-to-date 2003 net interest income was up 3.2%, as the de-leveraging strategy had less of an impact on year-over-year variances in the early part of the year. This was evident by the fact that first quarter 2003 net-interest income grew 8.5% versus prior year, but the following two quarters experienced flat year-over-year performance.

Income Taxes

The year-to-date effective income tax rate was reduced to 24.0% in the third quarter from 25.0% in the second quarter as a result of a higher than expected proportion of income generated from tax-exempt securities and loans. This compares to a 27.0% income tax provision rate for the first nine months of 2002. The tax rate decline was in part driven by the fact that 29% of year-to-date investment interest income was derived from municipal securities compared to 23% in 2002. Due to the full year-to-date impact of the rate change being realized in the quarter, the income tax rate for the third quarter was 22.2% versus 27.0% in the prior year quarter.

Investments

As reflected in Table 7, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.289 billion at the end of the third quarter, an increase of $6 million or 0.4% from the balance at December 31, 2002. The book value (excluding unrealized gains) of investments increased by a similar $5 million because recent held-to-maturity purchases offset the maturity of available-for-sale securities, and unrealized gains remained flat despite the reduced size of the available-for-sale portfolio. This was caused by the positive impact that lower interest rates had on the market value of this portion of the portfolio. As previously mentioned, investments were allowed to run off from August 2002 through the first half of 2003, reflective of the Company's strategy to use cash flow to support loan growth and repay borrowings until reinvestment and leverage opportunities become more attractive. The Company resumed making significant investment purchases ($199 million) in the current quarter to take advantage of higher medium and long-term rates and a steep yield curve, and to protect the Bank from its greatest interest rate risk exposure, falling rates. Despite these recent purchases the book value of investments was down $60 million versus one year ago because de-leveraging was in effect for most of the intervening time period.

                              Table 7: Investments

                                                              September 30, 2003                 December 31, 2002
                                                          ---------------------------       ---------------------------
                                                           Amortized                         Amortized
                                                           Cost/Book         Market          Cost/Book         Market
(000's omitted)                                              Value            Value            Value           Value
                                                          ---------------------------       ---------------------------
Held-to-Maturity Portfolio
  Obligations of state and political subdivisions         $  135,216       $  136,378       $    7,412       $    7,666

Available-for-Sale Portfolio
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                     425,025          455,428          380,243          411,278
  Obligations of state and political subdivisions            401,495          423,484          404,864          420,605
  Corporate securities                                        27,608           30,564           27,972           30,225
  Collateralized mortgage obligations (CMO)                  117,363          122,846          235,286          245,368
  Mortgage-backed securities                                  85,115           89,107          131,755          137,211
  Equity securities                                           26,858           26,858           25,814           25,814
  Federal Reserve Bank common stock                            5,656            5,656            5,652            5,652
                                                          ---------------------------       ---------------------------
    Total available-for-sale portfolio                     1,089,120        1,153,943        1,211,586        1,276,153
                                                          ---------------------------       ---------------------------

Total portfolio                                            1,224,336       $1,290,321        1,218,998       $1,283,819
                                                                           ==========                        ==========
Net unrealized gain on available-for-sale portfolio           64,823                            64,567
                                                          ----------                        ----------
     Total carrying value                                 $1,289,159                        $1,283,565
                                                          ==========                        ==========

                                                                     September 30, 2002
                                                                 ---------------------------
                                                                  Amortized
                                                                  Cost/Book         Market
(000's omitted)                                                     Value            Value
                                                                 ---------------------------
Held-to-Maturity Portfolio
  Obligations of state and political subdivisions                $    7,476       $    7,869

Available-for-Sale Portfolio
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                            382,953          412,067
  Obligations of state and political subdivisions                   405,522          429,409
  Corporate securities                                               33,093           36,619
  Collateralized mortgage obligations (CMO)                         273,628          284,837
  Mortgage-backed securities                                        149,497          154,983
  Equity securities                                                  25,821           25,821
  Federal Reserve Bank common stock                                   5,652            5,652
                                                                 ---------------------------
    Total available-for-sale portfolio                            1,276,166        1,349,388
                                                                 ---------------------------

Total portfolio                                                   1,283,642       $1,356,571
                                                                                  ==========
Net unrealized gain on available-for-sale portfolio                  73,222
                                                                 ----------
     Total carrying value                                        $1,356,864
                                                                 ==========

Loans

As shown in Table 8, loans ended the third quarter at $1.924 billion, up $117 million (6.5%) over the last nine months and $145 million (8.1%) higher than one year earlier. The acquisition of Peoples Bankcorp in September added approximately $15 million in loans. Excluding the impact of acquisitions, loan growth of $52 million over the past three months was the largest quarterly increase in more than three years. Eighty-six percent of the net growth over the last 12 months has been from consumer mortgage lending. Sales of new secondary-market-eligible production resumed in late 2002, amounting to placement of $9 million in fourth quarter 2002, and $67 million over the first nine months of 2003. Had these mortgages been retained in portfolio, loans would have risen $221 million or 12.4% over the latest twelve months. As previously mentioned, the current interest rate environment and analysis of its asset/liability position led the Company to decide in the current quarter to cease selling secondary-market-eligible loans with terms of 20 years and greater (mortgages with shorter terms were already being held in portfolio). The increase over the past 12 months in total outstanding loans is attributable principally to the New York markets, with total outstanding loans declining in Pennsylvania.

                                 Table 8: Loans

(000's omitted)       September 30, 2003       December 31, 2002      September 30, 2002
                      ------------------      ------------------      ------------------
Consumer mortgage     $  606,106      31%     $  510,309      28%     $  482,117      27%
Business lending         630,886      33%        629,874      35%        629,073      35%
Consumer indirect        318,162      17%        287,380      16%        280,345      16%
Consumer direct          369,099      19%        379,342      21%        387,905      22%
                      ------------------      ------------------      ------------------
  Total loans         $1,924,253     100%     $1,806,905     100%     $1,779,440     100%
                      ==================      ==================      ==================

Despite secondary market sales, consumer mortgages continued to be the main driver of loan growth, up $96 million in the first nine months of 2003 due to record levels of refinancing activity driven by mortgage rates that were at 40-year lows. The new markets opened up by our 36-branch FleetBoston purchase have generated $93 million in real estate portfolio production since their mid-November 2001 acquisition. Over the last 12 months, bank-wide consumer mortgages have increased $124 million or 26% to $606 million. This increase relates to activity in the New York markets. Although originations are up significantly over prior year in the Pennsylvania market, outstanding balances have declined as a result of secondary market sales and refinancing of existing mortgages outside the Bank. Excluding the sale of $76 million of secondary market mortgages, total consumer mortgages would have been up $200 million or 41% from their level at September 30, 2002.

Business loans rose $1.0 million during the first nine months of 2003. Business lending has essentially been flat over the last 12 months, as evidenced by the 0.3% ($1.8 million) of loan growth over that period. More specifically, the New York markets have experienced marginal levels of loan growth, with the Pennsylvania market experiencing a decline. As has been the case for more than two years, a soft economy, restricted capital spending by companies, the desire to maintain solid asset quality standards, and our unwillingness to lend at unprofitable yields, have limited the growth opportunities in certain of our markets.

Consumer indirect loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships, rose $31 million on a year-to-date basis, as this segment of lending continues to drive growth along with consumer mortgages. Over the last twelve months indirect loans were up $38 million or 13.5%, with historically low interest rates, aggressive dealer and manufacturer incentives on new vehicles, and very competitive pricing on used vehicles driving strong growth in car, boat and recreational vehicle sales. Both the New York and Pennsylvania markets contributed growth, each of which added new originating dealers in 2002.

Consumer direct loans declined by $10.2 million in the first nine months of 2003, a portion of which reflects reduced demand for this type of loan due to soft economic conditions. In addition, a certain amount of installment and home equity loans continues to be paid off through conventional mortgage re-financings. However, these loans were up marginally this quarter ($446,000), potentially indicating a turning point in the economic recovery. September 30, 2003 consumer direct loans were down $19 million or 4.9% versus the year-earlier level, with both the New York and Pennsylvania markets experiencing declines.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending September 30, 2003 and 2002 and December 31, 2002.

                          Table 9: Nonperforming Assets

                                                                 September 30,     December 31,      September 30,
(000's omitted)                                                       2003              2002              2002
                                                                 -------------     ------------      -------------
Non-accrual loans                                                   $10,518           $ 9,754           $10,928
Accruing loans 90+ days delinquent                                    3,018             1,890             1,289
                                                                    -------           -------           -------
     Total non-performing loans                                      13,536            11,644            12,217
Restructured loans                                                       29                43                46
Other real estate                                                       812               704             1,033
                                                                    -------           -------           -------
     Total non-performing assets                                    $14,377           $12,391           $13,296
                                                                    =======           =======           =======

Allowance for loan losses to total loans                               1.41%             1.46%             1.35%
Allowance for loan losses to non-performing loans                       200%              226%              197%
Non-performing loans to total loans                                    0.70%             0.64%             0.69%
Non-performing assets to total loans and other real estate             0.75%             0.69%             0.75%

As displayed in Table 9, non-performing assets at September 30, 2003 were $14.4 million, an increase of $2.0 million versus year-end 2002 and $1.1 million higher than the end of September 2002. Most of the increase was caused by an increase in loans 90 or more days delinquent. Approximately half of the $1.7 million increase over the last 12 months in loans delinquent 90 days or more relates to one large New York business customer that recently became non-current. The remainder represents a rise in small business loan (under $50,000) delinquencies and approximately $171,000 more delinquent installment loans. Total non-performing loan levels have declined recently, as evidenced by a $1.6 million decrease in these loans over the last three months.

Nonperforming loans were 0.70% of total loans outstanding at quarter end versus 0.64% at year-end 2002 and 0.69% at September 30, 2002. This ratio improved significantly from second quarter 2003's 0.81% level, as non-accruing loans decreased by $2.2 million. The current and previous quarter's non-performing loan ratio also compared favorably with the peer bank median of 0.90% at the end of second quarter 2003. The allowance for loan loss to nonperforming loans ratio, a general measure of coverage adequacy, was 200% at the end of the third quarter. This was below the Company's coverage ratio of 226% at year-end 2002, but higher than the ratio of 197% at September 30, 2002, and consistent with average coverage of 202% for the latest eight quarters.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.64% at the end of the third quarter, a 24 basis-point decrease from year-end 2002 and 16 basis points below the 1.80% delinquency ratio at September 30, 2002. The current delinquency level is seven basis points below the Company's average of 1.82% over the last eight quarters. As of June 30, 2003, the median peer bank delinquency ratio was 1.85%, six basis points higher than the Company's ratio at that time.

                   Table 10: Allowance for Loan Loss Activity

                                                                Quarter Ended                     Nine Months Ended
                                                       -------------------------------     -------------------------------
(000's omitted)                                        September 30,     September 30,     September 30,     September 30,
                                                            2003              2002              2003              2002
                                                       -------------------------------     -------------------------------
Allowance for loan losses at beginning of period          $27,417           $23,883           $26,331           $23,901
Charge-offs:
  Business lending                                          1,269               864             3,971             4,021
  Consumer mortgage                                            54                84               140                84
  Consumer direct                                             808               681             2,196             1,963
  Consumer indirect                                         1,201               961             3,256             2,691
                                                          -------------------------           -------------------------
     Total charge-offs                                      3,332             2,590             9,563             8,759
Recoveries:
  Business lending                                            179                52               301               248
  Consumer mortgage                                            34                11                42               117
  Consumer direct                                             172               159               577               453
  Consumer indirect                                           415               287             1,124               940
                                                          -------------------------           -------------------------
     Total recoveries                                         800               509             2,044             1,758
                                                          -------------------------           -------------------------
Net charge-offs                                             2,532             2,081             7,519             7,001
Provision for loan losses                                   2,029             2,278             8,102             7,180
Allowance on acquired loans (1)                               203                 0               203                 0
                                                          -------------------------           -------------------------
Allowance for loan losses at end of period                $27,117           $24,080           $27,117           $24,080
                                                          =========================           =========================

Net charge-offs to average loans outstanding                 0.53%             0.47%             0.55%             0.54%

(1) This reserve addition is attributable to loans purchased from Peoples Bankcorp Inc. in September 2003.

As displayed in Table 10, net charge-offs during the third quarter were $2.5 million, $451,000 more than the equivalent 2002 period, as the business lending, consumer direct and consumer indirect segments all experienced increases. However, the vast majority of the $1.1 million of business loans charged-off had already been identified as weak and had been reserved for through specific allocations. In addition, increases in consumer indirect net charge-offs were driven mostly by increased loan volume, as evidenced by a stable net charge-off ratio (1.00% vs. 0.97%). For the first nine months of 2003, net charge-offs were up $518,000 or 7.4% versus the equivalent 2002 period, with the increase being related to slightly higher charge-off ratios as well as growth in the consumer indirect and mortgage lending portfolios.

Net charge-offs as a percentage of average loans outstanding ("net charge-off ratio"), were 0.53% and 0.55% for the third quarter and the first nine months of 2003, respectively. These results were up six basis points for the quarter and one basis point on a year-to-date basis. Business lending net charge-offs were 0.68% of average loans for the quarter and 0.78% year-to-date, versus 0.51% and 0.79% in the prior year. The business loan net charge-off ratio was down 24 basis points in comparison to the second quarter of 2003. Consumer direct loan net charge-off ratios of 0.68% for the quarter and 0.58% for the first nine months of 2003 were up 15 and six basis points from the equivalent prior year periods, respectively. The consumer indirect net charge-off ratio was up slightly for the third quarter (3 basis points) and year-to-date (6 basis points). Consumer mortgage net charge-off ratios were negligible for the third quarter and year-to-date, and have remained below 0.15% of average mortgage balances for the last eight quarters.

In accordance with the Company's current allowance for loan loss policy, specific allocations recognizing probable losses in the business loan portfolio are determined based on the evaluation of the customers' ability to make their principal and interest payments as scheduled and the sufficiency of the collateral securing the credit. If both of these items are deemed to be deficient, an allowance allocation is assigned to the loan to cover the probable shortfall. Specific allocations were down $0.5 million in the current quarter to $5.0 million and were flat on a year-to-date basis. The level of specific allocations is a function of allocations added and removed, pay-downs and charge-offs. During the latest quarter approximately $0.4 million of new specific allocations were added and $0.9 million of existing specific allocations were charged-off.

An overall review of the asset quality of the portfolio is completed each quarter. As noted above, specific loan loss allocations for certain business customers identified as weak are evaluated and adjusted as necessary. General allocations against all other business loans and the consumer product lines are reviewed and recalculated quarterly based on historical loss experience, performance trends, and various judgmental factors. In accordance with this review, one of the qualitative risk factors related to business loans was increased in the first quarter, resulting in an additional $419,000 being included in the allowance for loan loss at the end of the latest quarter.

As a result of this process, a required loan loss allowance of $27.1 million was determined as of September 30, 2003, necessitating a $2.0 million loan loss provision for the quarter compared to $2.3 million one year earlier. The third quarter 2003 loan loss provision was $0.5 million lower than net charge-offs. This was primarily a result of $0.9 million of those charge-offs being associated with business loans that already had specific allowances allocated to them, offset by $0.4 million more allowance needed to cover loan growth. The year-to-date provision of $8.1 million was $0.9 million higher than the prior year period. This was due mostly to higher loan balances and the revised business loan risk factor discussed above.

The allowance for loan losses has risen $3.0 million or 12.6% over the last 12 months, versus a 8.1% increase in loans outstanding. Consequently, the ratio of allowance for loan loss to loans outstanding has climbed six basis points to 1.41%, nine basis points below the level at the end of first quarter 2003 of 1.50%.

Deposits

As shown in Table 11 below, average deposits of $2.543 billion in the third quarter were up 0.2% compared to fourth quarter 2002 and were essentially flat with third quarter 2002. Current balances reflect the addition of $23.6 million of deposits from the acquisition of Peoples Bankcorp on September 5, 2003.

Changes in individual deposit categories exhibit the recent trend of increases in liquid interest-bearing deposits, such as interest checking and savings accounts, more than offsetting time deposit run-off and lower money market account balances. This shift in deposit mix may reflect customers' unwillingness to be locked into CD rates for extended periods of time and hold money in accounts with higher minimum balance requirements at current low interest rates, especially given the diminished interest rate spread between these accounts and shorter-term or less restrictive interest-bearing accounts. The greatly reduced opportunity cost of holding money in non-interest bearing accounts has also helped to drive up the average balances for demand deposit accounts, as evidenced by a third quarter increase of 8.0% versus the year-earlier period. The shift in the deposit mix towards non-interest and lower interest-bearing accounts contributed further funding cost benefits beyond the absolute drop in interest rates, helping to lower the overall cost of deposits from 2.04% in third quarter 2002 to 1.39% in the current quarter.

Average IPC (individuals and businesses) deposits have been relatively flat over the latest 12 months, reflective of the economic conditions in our primary markets. Third quarter 2003 public fund deposits decreased on an average basis versus fourth quarter 2002, reflective of traditional seasonal fluctuations.

                           Table 11: Average Deposits

                               September 30,      December 31,     September 30,
(000's omitted)                     2003              2002              2002
                               -------------      ------------     -------------
Demand deposits                  $  483,142        $  454,038        $  447,303
Interest checking deposits          274,803           263,490           260,545
Savings deposits                    431,414           407,701           407,895
Money market deposits               290,655           301,169           299,905
Time deposits                     1,062,968         1,112,447         1,126,585
                                 ----------        ----------        ----------
  Total deposits                 $2,542,982        $2,538,845        $2,542,233
                                 ==========        ==========        ==========

IPC deposits                     $2,388,529        $2,377,777        $2,388,475
Public fund deposits                154,453           161,068           153,758
                                 ----------        ----------        ----------
  Total deposits                 $2,542,982        $2,538,845        $2,542,233
                                 ==========        ==========        ==========

Borrowings

At the end of the third quarter 2003, borrowings and federal funds purchased of $534 million were $70 million or 15.2% higher than they were at December 31, 2002. Short-term borrowings increased by $64 million, long-term borrowings decreased by $6 million and federal funds purchased increased by $12 million. As previously discussed, short-term borrowings have recently been utilized to fund investment purchases in order to take advantage of the unusually steep yield curve. At September 30, 2003, trust preferred securities were $458,000 lower than year-end 2002 primarily as a result of the purchase of a block of the fixed-rate portion of these securities (see debt prepayment discussion on page
20). Refer to the net interest income section on pages 15 - 16 for further review of borrowing activity over the past 12 months.

Shareholders' Equity

On June 9, 2003 the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 700,000 of its shares, or approximately 5.4%, of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions over the course of the subsequent 12 months. All reacquired shares will become treasury shares and will be used for general corporate purposes. As of the end of the third quarter, 208,150 shares had been repurchased through this program at an average price of $40.79. In accordance with Securities and Exchange Commission (SEC) regulations, the Company temporarily suspended its stock repurchases following the effective date of the Form S-4 Registration Statement filed in connection with the pending acquisition of Grange National Banc Corp. The Company will be able resume stock repurchases at its discretion after the closing of the Grange National Banc Corp. merger.

Total shareholders' equity equaled $342 million at the end of the third quarter, $16.7 million higher than the balance at December 31, 2002. This increase consisted of net income of $31.7 million, a change in the after-tax market value adjustment of $1.0 million and $4.2 million from shares issued under the employee stock plan, offset by dividends declared of $11.7 million and treasury stock purchases of $8.5 million. Over the past 12 months total shareholders' equity increased by $17.6 million, in most part driven by net income offset by dividends declared and treasury stock purchases.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," reached 7.40% at the end of the third quarter, up 52 basis points from one year ago. The tangible equity-to-assets ratio rose 23 basis points over the last 12 months to 5.88%. Excluding the impact of the change in the market value adjustment (which impacts both asset and equity levels), the tangible equity-to-assets ratio at September 30, 2003 would have risen by 38 basis points versus one year earlier.

The dividend payout ratio (dividends declared divided by net income) for third quarter 2003 was 35.4%, up 1.4 percentage points from one year ago. The ratio increased because dividends declared increased 10.3% (dividends per share were raised to $0.32 from $0.29 in September), a higher percentage increase than the 6.1% growth in net income. The September 2003 year-to-date dividend payout ratio of 36.9% fell slightly from the prior year level of 37.2% due to net income rising 9.8%, while dividends declared grew at a slightly slower pace of 8.9%.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on and off-balance sheet funding are in place.

The Bank's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of September 30, 2003, this ratio was 13.2% and 13.2% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how current liquidity levels could change over time. This five-year measure reflects ample liquidity for loan growth over the next five years.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) risks related to credit quality, interest rate sensitivity and liquidity; (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) inflation, interest rate, market and monetary fluctuations;
(5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (6) changes in consumer spending, borrowing and savings habits; (7) technological changes, including the successful integration of the acquired operations; (8) any acquisitions or mergers that might be considered by the Company and the costs and factors associated therewith; (9) the ability to maintain and increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States; (11) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (12) the costs and effects of litigation and of any adverse outcome in such litigation;
(13) the ability to hire and retain key management personnel; (14) other risk factors outlined in the Company's filings with the Securities and Exchange Commission from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operation. The Company has an immaterial amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AAA-rated (highest possible rating). Therefore, almost all the market risk in the investment portfolio is related to interest rates. The ongoing monitoring and management of this risk, over both a short-term tactical and longer-term strategic time horizon, is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors and reviewed and approved annually.

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

Changes in net interest income are reviewed after subjecting the balance sheet to an array of treasury yield curve possibilities. The following reflects the Company's one-year net interest income sensitivity based on asset and liability levels on September 30, 2003, assuming conservative levels of balance sheet growth-- low single digit growth in loans and deposits along with replacement of investment run-off, augmented by any necessary changes in borrowings, with no growth in other major portions of the balance sheet. On that basis, a variety of scenarios was tested, including moving the prime and federal funds rates up 200 basis points and down 100 basis points over a 12 month period while flattening the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms.

                           Table 13: Management Model

                                 Net Interest Income
        Rate Change      Dollar Change During First 12 Months
      In Basis Points         Versus No Change In Rates           Percent Change
      --------------------------------------------------------------------------
          + 200 bp                   -3.5 million                      -2.4%
          - 100 bp                   -1.8 million                      -1.2%

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4. Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of the shareholders during the quarter ended September 30, 2003.

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.       Description
-----------       -----------
2.1               Amended and Restated Agreement and Plan of Merger, dated as of
                  June 7, 2003, by and between the Registrant and Grange
                  National Banc Corp. (incorporated by reference to Annex A to the proxy statement/prospectus included in the Registration
                  Statement on Form S-4 (Reg. No. 333-107949) filed on August
                  20, 2003, as amended)

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

Reports on Form 8-K:

o Form 8-K related to quarterly earnings press release was filed on July 18, 2003.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: November 13, 2003                                    /s/ Sanford A. Belden
                                                --------------------------------
                                                   Sanford A. Belden, President,
                                                   Chief Executive Officer and
                                                   Director


Date: November 13, 2003                                     /s/ Mark E. Tryniski
                                                --------------------------------
                                                             Mark E. Tryniski,
                                                             Treasurer and Chief
                                                             Financial Officer