Form 10-K
period 2003-12-31
COMMUNITY BANK SYSTEM INC
filed 2004-03-12
CIK 723188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

5790 Widewaters Parkway, DeWitt, New York                13214-1883
 (Address of principal executive offices)                (Zip Code)

                                 (315) 445-2282
               Registrant's telephone number, including area code

    Securities registered pursuant to Section 12(b) of the Act: Common Stock,
                                  No Par Value

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during all the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2003 determined using the closing price per share on that date of $38.00, as reported on the New York Stock Exchange was approximately $316,000,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      14,315,773 shares of Common Stock, no par value, were outstanding on
                                March 10, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

      Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 19, 2004 (the "Proxy Statement") is incorporated by reference in Part III of this Annual Report on Form 10-K.

                    Exhibit Index is located on page 71 of 74

                                TABLE OF CONTENTS

PART I                                                                                                  Page
                                                                                                        ----
Item    1. Business ................................................................................      3
Item    2. Properties ..............................................................................      7
Item    3. Legal Proceedings .......................................................................      7
Item    4. Submission of Matters to a Vote of Security Holders .....................................      7
Item   4a. Executive Officers of the Registrant ....................................................      8

PART II

Item    5. Market for Registrant's Common Stock, Related Shareholders Matters and Issuer
             Purchases of Equity Securities ........................................................     10
Item    6. Selected Financial Data .................................................................     10
Item    7. Management's Discussion and Analysis of Financial Condition and Results of
             Operations ............................................................................     12
Item   7a. Quantitative and Qualitative Disclosures about Market Risk ..............................     38
Item    8. Financial Statements and Supplementary Data:
                Consolidated Statements of Condition ...............................................     40
                Consolidated Statements of Income ..................................................     41
                Consolidated Statements of Changes in Shareholders' Equity .........................     42
                Consolidated Statements of Comprehensive Income ....................................     43
                Consolidated Statements of Cash Flows ..............................................     44
                Notes to Consolidated Financial Statements .........................................     45
                Report of Independent Auditors .....................................................     68
           Two Year Selected Quarterly Data ........................................................     69

Item    9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....     69
Item   9a. Controls and Procedures .................................................................     69

PART III

Item   10. Directors and Executive Officers of the Registrant ......................................     70
Item   11. Executive Compensation ..................................................................     70
Item   12. Security Ownership of Certain Beneficial Owners and Management ..........................     70
Item   13. Certain Relationships and Related Transactions ..........................................     70
Item   14. Principal Accountant Fees and Services ..................................................     70

PART IV

Item   15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................     71
Signatures .........................................................................................     74

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

Item 1. Business

Community Bank System, Inc. ("the Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company maintains a web-site at communitybankna.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company's web-site free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission. The information on the web-site is not part of this filing.

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

Community Bank System, Inc. is a single bank holding company which wholly-owns four subsidiaries: Community Bank, N.A. ("the Bank"), Benefit Plans Administrative Services, Inc. ("BPA"), CFSI Closeout Corp. ("CFSICC"), and First of Jermyn Realty Co. ("FJRC"). BPA owns two subsidiaries, Benefit Plans Administrative LLC and Harbridge Consulting Group LLC. BPA provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC and FJRC are inactive companies. The Company also wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank operates 126 customer facilities throughout twenty-two counties of Upstate New York and five counties of Northeastern Pennsylvania offering a range of commercial and retail banking services. The Bank owns the following subsidiaries: Community Investment Services, Inc. ("CISI"), CBNA Treasury Management Corporation ("TMC"), CBNA Preferred Funding Corporation ("PFC"), Elias Asset Management, Inc. ("EAM") and First Liberty Service Corp. ("FLSC"). CISI provides broker-dealer and investment advisory services. TMC operates the cash management, investment, and treasury functions of the Bank. PFC primarily is an investor of residential real estate loans. EAM provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking related services to the Pennsylvania branches of the Bank.

Acquisition History (1999-2003)

First Heritage Bank

On January 6, 2004, the Company announced an agreement to acquire First Heritage Bank in an all-stock transaction valued at approximately $74 million. Headquartered in Wilkes-Barre, Pa., First Heritage is a closely held $275 million-asset bank with three branches in Luzerne County. First Heritage's three branches will operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The acquisition is expected to close during the second quarter of 2004, pending both customary regulatory and First Heritage shareholder approval.

Grange National Banc Corp.

On November 24, 2003, the Company acquired Grange National Banc Corp. ("Grange"), a $280 million-asset bank holding company based in Tunkhannock, Pa. Grange's 12 branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The Company issued approximately 1,147,000 shares of its common stock to certain of the former shareholders at a cost of $47.94 per share. The remaining shareholders received $42.50 in cash or approximately $20.9 million. In addition, Grange stock options representing $5.4 million of fair value were exchanged for options of the Company.

Peoples Bankcorp Inc.

On September 5, 2003, the Company acquired Peoples Bankcorp, Inc. ("Peoples"), a $29-million-asset savings and loan holding company based in Ogdensburg, New York. Peoples' single branch is being operated as a branch of the Bank's network of branches in Northern New York. The purchase price of the transaction approximated $4.0 million in cash.

Harbridge Consulting Group

On July 31, 2003, the Company acquired PricewaterhouseCoopers' Upstate New York Global Human Resource Solutions consulting group for a purchase price of approximately $7.1 million in cash. This practice has been renamed Harbridge Consulting Group ("Harbridge") and is a leading provider of retirement and employee benefits consulting services throughout Upstate New York, and is complementary to Benefit Plans Administrative Services, Inc., the Company's defined contribution plan administration subsidiary.

FleetBoston Financial Corporation branches

On November 16, 2001, the Company acquired 36 branches from FleetBoston Financial Corporation with $470 million in deposits and $177 million in loans. The branches are located in the Southwestern and Finger Lakes Regions of New York State.

First Liberty Bank Corp.

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

Citizens National Bank of Malone

On January 26, 2001, the Company acquired the $111-million-asset Citizens National Bank of Malone, a commercial bank with five branches throughout Franklin and St. Lawrence counties in New York State. The Company issued 952,000 shares of its common stock to the former shareholders at a cost of $26.50 per share. All of the 648,100 shares held in the Company's treasury were issued in this transaction.

Elias Asset Management, Inc.

On April 3, 2000, the Company acquired all the stock of Elias Asset Management, Inc. (EAM) for cash of $6.5 million. Additional consideration of $3.0 million was recognized in 2001 based upon performance targets set forth within the stock purchase agreement. EAM, based in Williamsville, NY, is a nationally recognized firm that manages assets for individuals, corporate pension and profit sharing plans, and foundations.

Services

The Bank is a community retail bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank's branches are generally located in small towns and villages within its geographic market areas of Upstate New York and Northeastern Pennsylvania. The Company believes that the local character of business, knowledge of the customer and customer needs, and comprehensive retail and small business products, together with responsive decision-making at the branch and regional level, enable the Bank to compete effectively. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York ("FHLB"), and its deposits are insured by the FDIC up to applicable limits.

Competition

The financial services business is highly competitive. The Company competes actively with national and state banks, thrift institutions, credit unions, securities dealers, mortgage bankers, finance companies, insurance companies, and other regulated and unregulated providers of financial services.

The table below summarizes the Bank's deposits and market share by the twenty-seven counties of New York and Pennsylvania in which it has customer facilities. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

                                                                               Number of
                                                             ----------------------------------------------
                                                                                             Towns Where
                                  Deposits                                                     Company
                                  6/30/2003        Market                                   Has 1st or 2nd
  County            State        (000's) (1)       Share     Facilities   ATM's     Towns   Market Position
-----------------------------------------------------------------------------------------------------------
Allegany            NY           $  197,975        48.9%         10         8          9           9
Lewis               NY               78,786        37.9%          4         1          3           3
Seneca              NY              127,261        34.5%          4         3          4           3
Susquehanna         PA              170,994        33.7%          2         1          2           2
Yates               NY               79,681        29.9%          3         2          2           2
Cattaraugus         NY              258,049        28.6%         10         7          7           6
Wyoming             PA               99,290        27.1%          4         2          4           3
St. Lawrence        NY              341,240        26.2%         15         8         11          10
Franklin            NY               82,954        16.5%          5         3          4           4
Chautauqua          NY              195,875        14.2%         12        10         10           6
Schuyler            NY               16,393        13.1%          1         1          1           0
Jefferson           NY              141,765        12.3%          5         5          4           2
Steuben             NY              168,020        11.3%         10         6          8           5
Lackawanna          PA              440,663        11.0%         11        14          8           4
Tioga               NY               36,670         9.8%          2         2          2           1
Livingston          NY               48,366         8.2%          3         3          3           2
Ontario             NY               82,080         6.2%          3         4          3           1
Wayne               NY               51,586         5.9%          2         1          1           0
Herkimer            NY               30,006         5.3%          1         1          1           1
Oswego              NY               46,094         4.6%          2         2          2           2
Cayuga              NY               29,728         3.6%          2         1          2           2
Luzerne             PA               95,285         1.6%          8         7          5           2
Bradford            PA               13,063         1.6%          2         2          1           0
Oneida              NY               59,377         1.5%          2         1          1           1
Chemung             NY               16,254         1.3%          1         1          1           0
Onondaga            NY                9,690         0.1%          1         1          1           0
Erie                NY               24,729         0.1%          1         0          1           1
-----------------------------------------------------------------------------------------------------------
          27        Total        $2,941,874         5.1%        126        97        101          72
===========================================================================================================

(1) Deposit market share data as of June 30, 2003, the most recent information available, calculated by Sheshunoff Information Services, Inc. Includes all branches acquired from Peoples Bankcorp Inc. and Grange National Banc Corp. during 2003.

Employees

As of December 31, 2003 and 2002 the Company employed 1,259 and 1,120 full-time equivalent employees, respectively. The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

Bank holding companies and national banks are regulated by state and federal law. The following is a summary of certain laws and regulations that govern the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the actual statutes and regulations thereunder.

Federal Bank Holding Company Regulation

The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the type of companies that Community Bank System, Inc. may acquire or organize and the activities in which it or they may engage. In general, the Company and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System ("the FRB") to acquire control of any bank; to acquire, with certain exceptions, more than five percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, a new entity, the "financial holding company". Such entities can engage in a broader range of activities that are "financial in nature", including insurance underwriting, securities underwriting and merchant banking. Financial holding companies can be established relatively easily through a notice filing with the FRB, which acts as the "umbrella regulator" for such entities. The Company may determine to become a financial holding company in the future.

Federal Reserve System

The Company is required by the Board of Governors of the Federal Reserve System to maintain cash reserves against its deposits. After exhausting all other sources of funds, the Company may request to borrow from the Federal Reserve. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate. Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors' funds.

The Federal Reserve System also regulates the national supply of bank credit in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for deposits.

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the Federal Reserve System, have a strong impact on the income derived from loans and securities, and interest paid on deposits. While the Company and the Bank strive to anticipate changes and adjust their strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond their control.

The Bank is subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and the Company's and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note P to the Financial Statements.

Office of Comptroller of the Currency

The Bank is supervised and regularly examined by the Office of the Comptroller of the Currency ("the OCC"). The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies. It also affects business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Bank.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Sections 302(a) and 906 of Sarbanes-Oxley Act, require the Company's chief executive officer and chief financial officer to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact or omit to state a material fact, that the Quarterly and Annual Reports comply with the Securities and Exchange Act of 1934 and that the information in the Report fairly presents the financial condition and results of operations of the Company. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. The Company believes it is in compliance with all effective sections of the Sarbanes-Oxley Act.

Item 2. Properties

The Company has 131 properties, 88 are owned and 43 are located in long-term leased premises. Of the 131 properties, 126 are considered customer facilities. The remaining facilities include its administrative offices at 5790 Widewaters Parkway, DeWitt, New York, its loan and deposit operation centers located in Olean and Canton, New York, respectively, its commercial lending center located in Corning New York, and a training center located in Ogdensburg, New York.

Real property and related banking facilities owned by the Company at December 31, 2003 had a net book value of $44.0 million and none of the properties was subject to any material encumbrances. For the year ended December 31, 2003, rental fees of $1.9 million were paid on facilities leased by the Company for its operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or its subsidiaries will have a material effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2003. In February 2004, the Company mailed a proxy statement to shareholders related to the approval of an amendment to the Certificate of Incorporation of the Company to increase its total authorized shares from 20 million to 50 million. The vote on this amendment will be held at a Special Meeting of Shareholders on March 26, 2004.

Item 4a. Executive Officers of the Registrant

The following table sets forth certain information about the executive officers of the Company and the Bank, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors.

            Name and Age                Position
            ------------                --------
            Sanford A. Belden           Director, President and Chief Executive
            Age 61                      Officer of the Company and the Bank

            Mark E. Tryniski            Treasurer of the Company, and Executive
            Age 43                      Vice President, Chief Operating Officer
                                        and Chief Financial Officer of the Bank

            Michael A. Patton           President, Financial Services
            Age 58

            James A. Wears              President, New York Banking
            Age 54

            Thomas A. McCullough        President, Pennsylvania Banking
            Age 57

            Steven R. Tokach            Senior Vice President and Chief Credit
            Age 57                      Administrator

            Brian D. Donahue            Senior Vice President and Chief Credit
            Age 47                      Officer

            W. Valen McDaniel           Senior Vice President and Chief Risk
            Age 57                      Officer

            Timothy J. Baker            Senior Vice President and Senior
            Age 52                      Operations Officer

Sanford A. Belden (Director, President and Chief Executive Officer of the Company and the Bank). Mr. Belden has been Director, President and Chief Executive Officer of the Company and the Bank since October 1, 1992. Mr. Belden was formerly Manager, Eastern Region, Rabobank Nederland, New York, New York from 1990 to 1992 and prior thereto served as President, Community Banking, for First Bank System, Minneapolis, Minnesota, a multi-state bank holding company.

Mark E. Tryniski (Treasurer of the Company, Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Bank). Mr. Tryniski joined the Company in June 2003. Prior to his position with the Company, Mr. Tryniski was a partner in the Syracuse office of PricewaterhouseCoopers LLP, with eighteen years of experience working with SEC registrants in banking and other industries.

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

James A. Wears (President, New York Banking). Mr. Wears served as Senior Vice President of the St. Lawrence National Bank, a former subsidiary of the Company, from 1988 through January 1991 and as President and Chief Executive Officer from January 1991 until January 1992. Following the January 1992 consolidation of the Company's five subsidiary banks into Community Bank, N.A., Mr. Wears was named President, Northern Region. He assumed his current position in February 2000.

Thomas A. McCullough (President, Pennsylvania Banking). Mr. McCullough joined the Company in November 2003 and serves as President of Banking of First Liberty Bank & Trust, a division of Community Bank, N.A. He was previously employed by Grange National Banc Corp., having joined that organization in 1977 as Vice President and Commercial Loan Officer. He was promoted to President and Chief Executive Officer in 1989 and served in that capacity until the merger of Grange with the Company in November 2003.

Steven R. Tokach (Senior Vice President and Chief Credit Administrator). Mr. Tokach assumed the Credit Administrator position in March 2003. Prior to this, Mr. Tokach was President of First Liberty Bank & Trust since May

2001, when First Liberty Bank Corp. was acquired by the Company. He was Executive Vice President of First Liberty Bank Corp. and First Liberty Bank & Trust from 1998-2001, and from 1993-1998, served as Vice President of Guaranty Bank, N.A. and Executive Vice President of First Eastern Bank, both in Pennsylvania.

Brian D. Donahue (Senior Vice President and Chief Credit Officer). Mr. Donahue began his career with Fleet Bank (via its merger with First Trust Union Bank) in Western New York in early 1980. While there he held various positions which included Team Leader in the Middle Market Commercial Lending unit as well as heading up the Small Business Bank division until his departure in 1992 to join the Company. Mr. Donahue has a diversified background with other areas of expertise including human resources, branch management, and retail indirect and mortgage lending.

W. Valen McDaniel (Senior Vice President and Chief Risk Officer). Mr. McDaniel joined the Company in 1991 as Vice President and Corporate Auditor & Risk Manager. He assumed his current position in January 2004. Mr. McDaniel was formerly Vice President & Corporate Auditor for 1st Nationwide Bank, Westfield, NJ.

Timothy J. Baker (Senior Vice President and Senior Operations Officer). Mr. Baker joined the St. Lawrence County National Bank (predecessor to Community Bank, N.A.) in October 1971. Mr. Baker's areas of responsibility have included head of the Credit Department and Loan Processing from 1973 to 1977; Vice President, Commercial and Consumer lending group, and Manager of Loan Application conversions from 1977 to 1983; Merger and Acquisition team leader for loans from 1983 to 1985; and Chief Financial Officer of the St. Lawrence National Bank from 1985 to 1992. He assumed his current position in 1992.

                                     Part II

Item 5. Market for the Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. There were 14,165,156 shares of common stock outstanding on December 31, 2003, held by approximately 9,413 registered shareholders of record and shareholders whose shares are held in nominee name at brokerage firms and other financial institutions. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions.

                                                Closing Price
                 High          Low          ---------------------      Quarterly
Year / Qtr       Price        Price         Amount       % Change      Dividend
--------------------------------------------------------------------------------
   2003
    4th         $50.95        $43.95        $49.00         11.6%        $ 0.32
    3rd         $46.35        $37.33        $43.91         15.6%        $ 0.32
    2nd         $38.76        $31.02        $38.00         20.9%        $ 0.29
    1st         $34.23        $30.87        $31.43          0.3%        $ 0.29

   2002
    4th         $33.09        $27.20        $31.35          5.8%        $ 0.29
    3rd         $32.55        $26.50        $29.63         -8.1%        $ 0.29
    2nd         $34.21        $29.80        $32.25          7.0%        $ 0.27
    1st         $30.32        $25.93        $30.15         15.1%        $ 0.27

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.32 per share for the first quarter of 2004. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following table provides information as of December 31, 2003 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans:

                                                                         Number of              Weighted
                                                                       Securites to be           Average              Number of
                                                                        Issued upon          Exercise Price      Securites Remaining
                                                                        Exercise of             on Shares           Available for
                    Plan category                                    Oustanding Options        Outstanding         Future Issuance
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holder:
  1994 Long Term Incentive Plan                                          1,216,287               $ 25.56               755,079
Equity compensation plans not approved by security holder:
  Citizens Advisory Council Plan                                             2,000               $ 32.05                 3,000
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                               1,218,287               $ 25.57               758,079
====================================================================================================================================

Item 6. Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2003. The historical "Income Statement Data" and historical "Balance Sheet Data" are derived from the audited financial statements. The "Average Balance Sheet Data", "Capital and Related Ratios", "Selected Performance Ratios" and "Asset Quality Ratios" for all periods are unaudited. All financial information in this table should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                              Years Ended December 31,
                                                    ---------------------------------------------------------------------------
In thousands, except per share data                     2003            2002            2001            2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Interest income                                     $   191,129     $   205,093     $   198,492     $   189,665     $   166,581
Interest expense                                         59,301          77,243         101,837          99,232          78,581
  Net interest income                                   131,828         127,850          96,655          90,433          88,000
Provision for loan losses                                11,195          12,222           7,097           7,722           5,856
  Net interest income after provision for
    loan losses                                         120,633         115,628          89,558          82,711          82,144
Non-interest income before security gains &
  debt extinguishment                                    37,679          30,133          26,092          23,284          18,153
(Loss) gain on investment securities &
  debt extinguishment                                    (2,698)          1,673            (113)           (159)           (413)
  Total non-interest income                              34,981          31,806          25,979          23,125          17,740
Recurring operating expenses                            101,963          94,330          80,430          70,534          66,778
Acquisition and unusual expenses                            498             700           8,164             400               0
  Total operating expense                               102,461          95,030          88,594          70,934          66,778
     Income before income taxes                          53,153          52,404          26,943          34,902          33,106
Provision for income taxes                               12,773          13,887           7,814          10,003           9,444
     Net income                                     $    40,380     $    38,517     $    19,129     $    24,899     $    23,662
     Net income - operating (1)                     $    42,332     $    37,926     $    24,052     $    25,230     $    23,906
Diluted earnings per share                          $      2.99     $      2.93     $      1.62     $      2.32     $      2.18
Diluted earnings per share - operating (1)          $      3.13     $      2.88     $      2.03     $      2.35     $      2.20

Balance Sheet Data:
Cash and cash equivalents                           $   103,923     $   113,531     $   106,554     $    76,456     $   126,750
Investment securities                                 1,329,534       1,286,583       1,150,713         930,509         817,524
Loans, net of unearned discount                       2,128,509       1,806,905       1,732,870       1,515,877       1,425,773
Allowance for loan losses                               (29,095)        (26,331)        (23,901)        (20,035)        (18,528)
Intangible assets                                       196,111         134,828         142,342          55,234          54,150
Other assets                                            126,415         121,731         104,787          93,598          89,274
  Total assets                                      $ 3,855,397     $ 3,437,247     $ 3,213,365     $ 2,651,639     $ 2,494,943
Deposits                                            $ 2,725,488     $ 2,505,356     $ 2,545,970     $ 1,948,557     $ 1,844,752
Borrowings                                              667,786         543,575         357,931         471,053         462,762
Other liabilities                                        57,295          63,278          41,484          30,238          21,724
Shareholders' equity                                    404,828         325,038         267,980         201,791         165,705
  Total liabilities and shareholders' equity        $ 3,855,397     $ 3,437,247     $ 3,213,365     $ 2,651,639     $ 2,494,943

Average Balance Sheet Data:
Investment securities                               $ 1,185,487     $ 1,266,070     $ 1,042,726     $   900,250     $   826,708
Loans                                                 1,885,604       1,759,564       1,580,870       1,484,945       1,343,652
  Total interest-earning assets                       3,071,091       3,025,634       2,623,596       2,385,195       2,170,360
Total assets                                          3,471,689       3,393,164       2,888,760       2,556,638       2,356,085
Interest-bearing deposits                             2,090,749       2,100,960       1,783,938       1,613,918       1,588,481
Borrowings                                              508,392         507,893         482,583         447,105         280,806
  Total interest-earning liabilities                  2,599,141       2,608,853       2,266,521       2,061,023       1,869,287
Shareholders' equity                                $   342,679     $   294,856     $   239,368     $   174,498     $   174,479

Capital and Related Ratios:
Tier I leverage ratio                                      7.26%           7.05%           6.73%           6.67%           6.76%
Total risk-based capital to risk-adjusted assets          13.01%          13.32%          11.83%          11.70%          12.10%
Tangible equity to tangible assets                         5.70%           5.76%           4.09%           5.64%           4.57%
Cash dividends declared per share                   $      1.22     $      1.12     $      1.08     $      1.04     $      0.96
Dividend payout ratio                                      40.2%           37.7%           65.7%           40.6%           40.4%
Book value per share                                $     28.58     $     25.04     $     20.77     $     19.11     $     15.55
Tangible book value per share                       $     14.73     $     14.66     $      9.74     $     13.88     $     10.47
Market capitalization (in millions)                 $       694     $       407     $       338     $       261     $       247
Period end common shares outstanding                     14,165          12,979          12,903          10,560          10,658
Diluted weighted average shares outstanding              13,517          13,167          11,825          10,737          10,861

Selected Performance Ratios:
Return on assets                                           1.16%           1.14%           0.66%           0.97%           1.00%
Return on assets - operating (1)                           1.22%           1.12%           0.83%           0.99%           1.01%
Return on equity                                          11.78%          13.06%           7.99%          14.27%          13.56%
Return on equity - operating (1)                          12.35%          12.86%          10.05%          14.46%          13.70%
Net interest margin                                        4.69%           4.62%           3.96%           4.06%           4.32%
Non-interest income/operating income                       20.7%           17.7%           20.1%           19.4%           16.2%
Efficiency ratio                                           53.3%           52.0%           56.7%           54.6%           55.5%

Asset Quality Ratios:
Allowance for loan loss/loans outstanding                  1.37%           1.46%           1.38%           1.32%           1.30%
Non-performing loans/loans outstanding                     0.62%           0.64%           0.53%           0.49%           0.51%
Allowance for loan loss/non-performing loans                220%            226%            263%            271%            253%
Net charge-offs/average loans                              0.54%           0.56%           0.42%           0.42%           0.33%
Loan loss provision/net charge-offs                       109.1%          124.8%          107.8%          124.2%          133.5%
Non-performing assets/loans outstanding plus OREO          0.67%           0.69%           0.61%           0.58%           0.62%

1) Operating earnings excludes the effects of certain items the Company considers to be non-operating, including acquisition expenses, the results of securities transactions, and debt restructuring activities. See Table 1 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of GAAP-based earnings results to operating-based earnings results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc., and its subsidiaries ("CBSI" or "the Company") for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 11and the Company's Consolidated Financial Statements and related notes that appear on pages 40 through 67. All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

All financial results reflect the 2001 acquisition of First Liberty Bank Corp. ("First Liberty") in accordance with the pooling of interests method of accounting. Unless otherwise noted, all earnings per share ("EPS") figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. The term "this year" and equivalent terms refer to results in calendar year 2003, "last year" and equivalent terms refer to calendar year 2002, and all references to income statement results correspond to full-year activity unless otherwise noted. Lastly, all references to "peer banks" pertain to a group of 78 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the nine months ending September 30, 2003 (the most recently available disclosure), as provided by the Federal Reserve Board's Division of Banking Supervision and Regulation in the Bank Holding Company Performance Report.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption "Forward-Looking Statements" on page 37.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgement in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance. It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the critical accounting estimates include:

o Allowance for loan losses - The allowance for loan losses reflects management's best estimate of probable loan losses in the Company's loan portfolio. Determination of the allowance for loan losses is inherently subjective. It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

o Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets. Table 8 on page 23 shows the impact of a one percentage point increase and decrease of each of these assumptions. Specific discussion of the assumptions used by management is discussed in Note K on pages 60 through 62.

o Provision for income taxes- The Company is subject to examinations from various taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgements used to record tax related assets or liabilities have been appropriate. Should tax laws change or the taxing authorities determine that management's assumptions were inappropriate, an adjustment may be required which could have a material effect on the Company's results of operations.

o Fair value of certain investment securities- Fair values of investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

o Carrying value of goodwill and other intangible assets - The carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.

A summary of the accounting policies used by management is disclosed in Note A (Summary of Significant Accounting Policies) starting on page 45.

Executive Summary

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

The Company's core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, (ii) build high-quality, profitable loan portfolios using both organic and acquisition strategies, (iii) increase the non-interest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services businesses, and (iv) utilize technology to deliver customer-responsive products and services and to reduce operating costs.

Significant factors management reviews to evaluate achievement of the Company's operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, non-interest income, operating expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services business units, liquidity and interest rate sensitivity, enhancements to customer products and services, technology enhancements, market share, peer comparisons, and the performance of acquisition and integration activities.

In 2003, the Company reported record earnings as a result of strong net interest margins and significant increases in non-interest income. On an operating basis (see Table 1 and related narrative), return on assets increased over 2002, while return on equity declined slightly due to strengthened capital levels. Excluding acquisition activity, revenues generated by the financial services businesses declined slightly in 2003, principally as a result of the effects of a challenging retail investment environment over the past three years. Operating expenses and the efficiency ratio increased due to acquisition activity as well as increased benefit costs.

Asset quality improved in 2003, with reductions in delinquency, charge-off and non-performing loan ratios over 2002. Excluding acquisition activity, the Company experienced strong loan growth in consumer mortgage and indirect installment lending, with declines in the commercial and direct installment portfolios. On a geographical basis, the New York markets reported growth in all portfolios except consumer indirect. The Pennsylvania markets reported an increase in consumer indirect, with declines in other portfolios. Excluding acquisition activity, total deposits declined slightly from 2002.

The Company completed three acquisitions in 2003, including: (1) Harbridge Consulting Group, an actuarial and benefits consulting firm based in Syracuse, NY that was acquired from PricewaterhouseCoopers in July, (2) Peoples Bankcorp Inc., a $29 million-asset single branch bank in Ogdensburg, NY acquired in September, and (3) Grange National Banc Corp., a $280 million-asset bank with twelve branches in five counties of Northeastern PA, acquired in November. In January 2004, the Company announced an agreement to acquire First Heritage Bank, a $275 million-asset commercial bank based in Wilkes-Barre PA that is expected to close in May 2004.

Net Income and Profitability

Net income for 2003 was $40.4 million, up $1.9 million or 4.8% from the prior year. Earnings per share of $2.99 in 2003 were 2.0% higher than 2002's results. The growth rate of EPS was below that of net income due to higher weighted average diluted shares outstanding. The increase in diluted shares was primarily driven by the 1.1 million of common shares issued in conjunction with the acquisition of Grange National Banc Corp. ("Grange") in November 2003, an increased level of option grants and exercises, and a higher average common share price (refer to the "Earnings per Share" section of Note A on page 48 for information regarding the impact of share price on diluted shares). The 2003 results were impacted by $2.7 million of net losses from debt and security transactions, including $2.6 million of debt restructuring charges associated with the early retirement of higher-rate, medium-term borrowings. In contrast, 2002 earning per share benefited from net security and debt transaction gains of $1.7 million.

Net income and earnings per share for 2002 were $38.5 million and $2.93, up 101% and 81%, respectively, from 2001 results. The improvement in earnings in 2002 was primarily driven by a reduced level of acquisition expenses, which fell from $8.2 million in 2001 to $0.7 million in 2002. This was due to the fact that two of the Company's three acquisitions in 2001 were completed in the first half of the year (see Note B - "Acquisitions"), and consequently the vast majority of deal-related expenses were incurred during 2001. In addition, the 2002 results include the benefit of adopting SFAS 147, an accounting standard that eliminates the regular amortization of goodwill related to the Company's branch acquisitions, and SFAS 142, which eliminates the requirement to regularly amortize goodwill related to its whole-company acquisitions. SFAS 142 and SFAS 147 were effective January 1, 2002 and increased 2002 earnings per share by $0.06 and $0.28, respectively, versus 2001 EPS. Earnings per share for 2002 rose by a lesser percentage than net income versus 2001 because of 11% higher weighted average diluted shares outstanding, principally due to 1.3 million common shares issued in November 2001 to partially fund the acquisition of 36 branches from FleetBoston Financial.

In addition to the earnings results presented above in accordance with GAAP, the Company provides earnings results on a non-GAAP, or operating basis. The determination of operating earnings excludes the effects of certain items the Company considers to be non-operating, including acquisition expenses, the results of securities transactions, and debt restructuring activities. Performance as measured by operating earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary, transaction-based items. Diluted operating earnings per share for 2003 were $3.13, up 8.7% from the $2.88 reported in 2002. The growth in earnings in 2003 was principally due to increased deposit service fee income, consumer mortgage growth, a higher net interest margin and a lower effective income tax rate. These improvements to earnings were partially offset by higher personnel, occupancy and volume-driven expenses and a planned reduction of investment portfolio balances. A reconciliation of GAAP-based earnings results to operating-based earnings results is as follows:

              Table 1: Reconciliation of GAAP EPS to Operating EPS

                                                            Years Ended December 31,
                                          -----------------------------------------------------------
      (000's omitted)                       2003        2002          2001         2000        1999
      -----------------------------------------------------------------------------------------------
      Net income                          $40,380     $ 38,517      $ 19,129      $24,899     $23,662
      Eliminate after-tax impact of:
        Net securities losses/(gains)          33       (1,575)       (1,514)          94         244
        Loss on debt restructuring          1,615          559         1,581            0           0
        Acquisition expenses                  304          425         4,856          237           0
      -----------------------------------------------------------------------------------------------
      Net income - operating              $42,332     $ 37,926      $ 24,052      $25,230     $23,906
      ===============================================================================================

Excluding the aforementioned benefits from adopting SFAS 142 and 147 in 2002, operating earnings per share of $2.54 last year were 25% higher than the operating EPS generated in 2001. The resulting $0.51 improvement largely reflects the full-year impact of the FleetBoston branch acquisition, an improved net interest margin, a larger securities portfolio and a lower effective income tax rate.

                       Table 2: Summary Income Statements

                                                                            Years Ended December 31,
                                                                     -------------------------------------
      (000's omitted, except per share data)                            2003          2002          2001
      ----------------------------------------------------------------------------------------------------
      Net interest income (FTE)                                      $ 143,918      $139,921     $ 103,985
      Provision for loan losses                                         11,195        12,222         7,097
      Non-interest income                                               37,679        30,133        26,092
      (Loss) gain on investment securities & debt extinguishment        (2,698)        1,673          (113)
      Operating expenses                                               101,963        94,330        80,430
      Acquisition and unusual expenses                                     498           700         8,164
      ----------------------------------------------------------------------------------------------------
      Income before taxes (FTE)                                         65,243        64,475        34,273
      Fully tax-equivalent adjustment                                   12,090        12,071         7,330
      Income taxes                                                      12,773        13,887         7,814
      ----------------------------------------------------------------------------------------------------
      Net income                                                     $  40,380      $ 38,517     $  19,129
      ====================================================================================================

      Diluted earnings per share                                     $    2.99      $   2.93     $    1.62
      Diluted earnings per share-operating                           $    3.13      $   2.88     $    2.03

The primary factors explaining 2003 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

o As shown in Table 2 above, net interest income increased 2.9% or $4.0 million due to a $45 million increase in average earning assets and a seven-basis point improvement in the net interest margin. The relative contribution of changing balances and better margins were relatively balanced at 53% and 47%, respectively (see Table 5 on page 19). The net interest margin benefited from the rates on deposits and borrowings declining more than the yields earned on investments in the low interest rate environment. Average loans grew $126 million (7.2%), primarily due to a record year for consumer mortgage volume as well as the impact of the acquisitions of Grange and Peoples Bankcorp Inc. ("Peoples"). Average investments declined $81 million (6.4%) in 2003 as a result of a de-leveraging strategy undertaken in the first half of the year. The growth in earning assets was funded by $22 million (0.8%) more average deposits and slightly higher average borrowings (up $499,000 or 0.1%).

o The loan loss provision decreased $1.0 million or 8.4% from the prior year level. Net charge-offs increased by $0.5 million primarily as a result of a larger loan portfolio, as evidenced by a two-basis point decrease in the net charge-off ratio (net charge-offs / total average loans) to 0.54%. The loan loss provision decreased despite the higher net charge-offs because the overall risk profile of the loan portfolio improved, in part due to a higher proportion of relatively low-risk consumer mortgages being added through organic growth and acquisitions. The improved asset quality position in 2003 was evident in standard metrics such as non-performing loans as a percentage of total loans (down two basis points), non-performing assets as a percentage of loans and other real estate owned (down two basis points) and delinquent loans (30+ days through non-accruing) as a percentage of total loans (down 12 basis points). Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 28 through 31.

o Non-interest income (excluding net gains and losses on investment security transactions and debt prepayment) for 2003 of $37.7 million increased by $7.5 million (25%) from 2002's level, the tenth consecutive year of growth. Banking services accounted for $6.5 million of the improvement, as overdraft volume increased significantly and income related to secondary market mortgage activity rose. Overdraft fee income benefited from the implementation of the Overdraft Freedom(TM) program (described in non-interest income section on pages 20 through 22) in December 2002, an increase of the fee charged for overdrafts in mid-2002 and a larger number of customer accounts due primarily to the two bank acquisitions. Financial services revenue was $1.0 million higher mostly as a result of the acquisition of PricewaterhouseCoopers' Upstate New York Global Human Resource Solutions consulting group (renamed Harbridge Consulting Group) at the end of July 2003 and strong growth at the Company's retirement plan administration business, Benefits Plans Administrative Services. As previously noted, 2003 included $2.6 million of debt prepayment charges and $0.1 million of net losses on investment security sales versus $2.6 million of gains on the sale of securities and a $925,000 charge for the early retirement of debt in 2002. The $4.4 million negative variance from security and debt transactions caused total non-interest income of $35.0 million in 2003 to rise by a lesser $3.2 million amount.

o Total operating expenses rose $7.4 million or 7.8% in 2003 to $102.5 million. Excluding acquisition expenses in both years, 2003 operating expenses rose $7.6 million or 8.1%. A majority of the increase was due to increased personnel expenses, as merit increases, new hires, higher pension and medical expense rates and employees added through the three acquisitions drove these expenses higher. In addition, volume-related expenses such as checking charges (write-off of overdraft balances and fees) and customer processing expenses for the consumer mortgage business rose significantly in 2003 due to record levels of activity. Net occupancy expenses also increased because of a larger number of facilities due to acquisitions, current and prior year renovations, higher property tax and utility rates and a rise in various weather-related costs.

o The Company's combined effective federal and state tax rate decreased 2.5 percentage points in 2003 to 24.0%, primarily as a result of an increased proportion of pre-tax income from tax-exempt investments and loans.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                            Table 3: Selected Ratios

                                                    2003         2002         2001
            -----------------------------------------------------------------------
            Return on assets                        1.16%        1.14%        0.66%
            Return on assets - operating            1.22%        1.12%        0.83%
            Return on equity                       11.78%       13.06%        7.99%
            Return on equity - operating           12.35%       12.86%       10.05%
            Dividend payout ratio                   40.2%        37.7%        65.7%
            Average equity to average assets        9.87%        8.69%        8.29%

As displayed in Table 3 above, the return on average assets improved in 2003 in comparison to both 2002 and 2001. This was primarily a result of higher net interest margins, a greater proportion of earnings generated from non-interest income and improved operational efficiencies. Based on operating earnings, the return on assets was up 10 basis points in 2003. Reported return on equity in 2003 was down from 2002's level. This was mainly a result of the build-up of equity capital this year from the retention of net profits and the common shares issued in conjunction with the acquisition of Grange National Banc Corp., and the $4.4 million swing in net gains and losses from security and debt transactions. Consequently, average shareholders' equity increased 16.2% this year, well above the 4.8% increase in reported (GAAP) net income. Based on operating earnings, the return on equity in 2003 fell by a lesser 51 basis points. The return on equity improved in 2002 versus 2001 despite significantly higher equity levels (stock issuance and market value appreciation in the investment portfolio) because of much higher profits. The strengthening of the Company's equity capital position over the past two years is reflected in the 40 and 118 basis-point increases in the average equity to average total assets ratios in 2002 and 2003, respectively.

The dividend payout ratio for 2003 was above 2002's level based on reported net income mostly due to the security and debt transactions previously mentioned. On an operating basis, the dividend payout ratio for 2003 was essentially equal to the prior year (38.4% vs. 38.2%), as operating net income grew at approximately the same rate (11.6%) as dividends declared (11.9%). The dividend payout ratio spiked temporarily in 2001 due to a short-term drop in earnings as the Company worked through the integration of three major acquisitions, and the related 2.3 million increase in the number of shares outstanding that caused the dollar amount of declared dividends to rise significantly.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

As disclosed in Table 4, net interest income (with non-taxable income converted to a fully tax-equivalent basis) totaled $143.9 million in 2003, up $4.0 million or 2.9% over the prior year. The increase was due to a favorable shift in the mix of interest-earning assets and interest-bearing balances and improved margins, which had positive impacts of $2.1 million and $1.9 million on net interest income, respectively (see Table 5 on page 19).

CBSI's net interest margin increased seven basis points from 4.62% in 2002 to 4.69% this year. The 68-basis point decrease in the rate on average interest-bearing funds and a greater proportion of funding from non-interest-bearing deposits had a greater impact than the 56-basis point decline in the yield on interest-earning assets. Downward re-pricing of the Company's interest-bearing deposits, a shift in deposit mix from higher-rate accounts to low and non-interest bearing accounts and greater utilization of low-rate, short-term borrowings, combined with a relatively stable yield on the investment portfolio led to the improvement in the margin. The Company's net interest margin ranked in the very favorable 86th peer bank percentile for the nine months ending September 30, 2003.

The net interest margin declined in each of the quarters of 2003, ending with a 4.59% margin for the fourth quarter. This trend was mostly attributable to the level and changes in market interest rates during 2003. Falling market rates early in the year allowed the Company to reduce rates on non-time deposit interest-bearing accounts in the first two quarters that were not reproduced in the second half of 2003. The overall low level of interest rates resulted in loan yields and time deposit rates declining throughout the year. However, due to the larger size and substantial growth of the loan portfolio in 2003 (versus a decline in average time deposit balances), the decline in loan yields had a greater negative impact on the margin in 2003 ($15.0 million) than the benefit derived from time deposit rate reductions ($9.5 million). Another reason the net interest margin declined later in the year was that the de-leveraging of the investment portfolio in the first half of 2003 allowed the Company to avoid adding low-yielding securities during that time period. However, investment purchases were made in the second half of 2003 that will provide incremental net interest income in the coming years and help protect the Company from falling interest rates, but also contributed somewhat to the contraction of the net interest margin later in 2003.

As shown in Table 4, total interest income decreased by $13.9 million or 6.4% in 2003. Table 5 shows that lower rates contributed a negative variance of $17.2 million, partially offset by a positive impact of $3.2 million from $45.5 million higher average earning assets and changes in the mix of funding sources. Average loans grew a total of $126.0 million in 2003, with the vast majority coming from organic consumer mortgage and consumer indirect loan growth. The addition of $15.1 million of loans through the acquisition of Peoples in early September 2003 and $171.1 million from the late-November 2003 acquisition of Grange had a positive, but less substantial impact on average loan growth due to the timing of the transactions. Interest and fees on loans decreased $5.9 million or 4.5%. An 82-basis point drop in loan yields due to falling capital market rates had more of an impact (negative $15.0 million) than growth in average loans (positive $9.0 million).

In early fourth quarter 2002, management instituted an investment de-leveraging strategy, allowing the portfolio to run down and using the proceeds to pay down borrowings due to the lack of investment opportunities offering acceptable yields. This approach was in effect through June 2003, when it was decided that investment purchases should be reinitiated to take advantage of more attractive medium and long-term rates and a steep yield curve, as well as protect the Company from its interest rate exposure to falling rates. Due to the de-leveraging strategy being in place for approximately half of 2003 versus less than a quarter of 2002, average investment balances for 2003 were down $80.6 million versus the year-earlier period, primarily in the mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs") segments of the portfolio (refer to the "Investments" section of the MD&A on pages 34 through 36 for further information).

Investment interest income in 2003 of $77.4 million was $8.0 million or 9.4% lower than the prior year as a result of the smaller portfolio (negative $4.5 million impact) and a decrease in the average investment yield from 6.74% to 6.53% (negative $3.5 million impact). The decrease in the yield was principally driven by significant declines in market interest rates from early 2001 through mid-2003. Consequently, the Company was unable to replace the run-off of longer-held, higher-yielding securities with equivalent-rate investments, and the purchase of securities in the relatively low-interest rate conditions in the second half of 2003 led to yield declines. However, the net spread on these medium-term investment purchases were comparable because they were funded by very low-rate, short-term borrowings. In addition, the performance of the investment portfolio in 2003 was strong given the interest rate environment. The Company was able to maintain its yields to a great extent primarily because of two important strategies: the addition of a substantial amount of call-protected securities in 2001 and first half of 2002 when rates were higher, and foregoing security purchases in the late-2002 to mid-2003 period as rates were falling significantly. The success of these actions was evident in CBSI's exceptional 97th percentile ranking within its peer group for tax-equivalent investment yield for the nine months ended September 2003.

The average earning asset yield fell 56 basis points to 6.62% in 2003 because of the previously mentioned decrease in investment and loan yields and the fact that the yields on the overall loan portfolio have converged with those of the investment portfolio. In 2002 the yield on the loan portfolio was 75 basis points higher than the yield on investments. Loan yields were only 14 basis points above those produced by investments in 2003. Consequently, the shift in the mix of average earning assets towards a higher proportion of loans in 2003 (61.4% vs. 58.2%) due to significant consumer mortgage growth, acquired loans and the reduced size of the investment portfolio, did not provide the usual yield advantage it would have under more normalized interest rate conditions.

Total average fundings (deposits and borrowings) grew by $22.1 million in 2003, with $21.6 million of the increase coming from deposits, mostly attributable to the acquisitions of Grange and Peoples, and $0.5 million from additional external borrowings. All of the increase in external funding came from short-term borrowings. Long-term debt was reduced through normal pay-downs and the pre-payment of $25 million of medium-term FHLB borrowings in the fourth quarter of 2003, which was replaced with much lower-rate, short-term funding from the Federal Home Loan Bank.

Total interest expense decreased by $17.9 million to $59.3 million in 2003. As shown in Table 5, lower rates on deposits and external borrowings accounted for $17.7 million, or almost all of the decrease. Interest expense as a percentage of earning assets fell by 62 basis points to 1.93%. The rate on interest bearing deposits fell 73 basis points to 1.83%, due largely to steady declines in time deposit rates throughout 2003 and periodic reduction of rates on other interest-bearing deposit products. The rate on external borrowings declined 47 basis points to 4.13% because of substantially lower market rates and the previously mentioned shift in funding mix towards short-term borrowings.

As shown in Table 4, net interest income for 2003 was $39.9 million higher than 2001's level due to a number of factors. Interest-earning assets have grown by $447 million (17%) through a combination of acquired loans, organic loan growth and effective management of a larger investment portfolio. The net interest margin in 2003 was 73 basis points higher than two years ago in most part due to earning-asset yields declining 123 basis points versus a 221 basis-point decline in interest-bearing liabilities and an 197-basis point decrease in the cost of funds (includes demand deposits). The yield on earning-assets benefited greatly over the last two years by the relative stability of the investment portfolio yield, which declined only 48 basis points over this period despite a significant drop in market interest rates. The cost of funding was aided by the change in the make-up of both the deposit base and external borrowings. The fall of market interest rates over the last two years not only enabled a significant reduction of interest-bearing deposit rates, but also caused many customers to shift their funds from time deposits to less restrictive accounts such as savings and demand deposits due to the greatly diminished rate spread between the two groups of accounts. This is demonstrated by the percentage of average deposits that were in time deposit accounts dropping from 52% in 2001 to 43% in 2003, accounting for a portion of the reduced funding costs beyond the absolute drop in rates. The Company also changed the proportion of long-term funding in average external borrowings from 71% in 2001 to 58% in 2003 to take advantage of historically low short-term rates, providing further funding cost savings.

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the years ended December 31, 2003, 2002 and 2001. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using marginal income tax rates of 38.9% in 2003, 39.3% in 2002 and 40.5% in 2001. Averages are computed on daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest-earning assets for purposes of these computations.

                         Table 4: Average Balance Sheet

(000's omitted, except yields and rates)          Year Ended December 31, 2003                  Year Ended December 31, 2002
----------------------------------------   ------------------------------------------    ------------------------------------------
                                                                              Avg.                                          Avg.
                                             Average                       Yield/Rate      Average                       Yield/Rate
                                             Balance         Interest         Paid         Balance         Interest         Paid
----------------------------------------   ------------------------------------------    ------------------------------------------
Assets
Interest-earning assets:
  Time deposits in other banks             $      346        $      4         1.16%      $      525        $      6         1.14%
  Taxable investment securities (2)           779,107          48,212         6.19%         906,902          58,458         6.45%
  Non-taxable investment securities (2)       406,034          29,148         7.18%         358,643          26,899         7.50%
  Loans (net of unearned discount)(1)       1,885,604         125,855         6.67%       1,759,564         131,801         7.49%
                                           --------------------------                    --------------------------
     Total interest-earning assets          3,071,091         203,219         6.62%       3,025,634         217,164         7.18%
Non-interest earning assets                   400,598                                       367,530
                                           ----------                                    ----------
     Total assets                          $3,471,689                                    $3,393,164
                                           ==========                                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest checking, savings and
    money market deposits                  $1,000,238           6,769         0.68%      $  969,664          11,416         1.18%
  Time deposits                             1,090,511          31,519         2.89%       1,131,296          42,462         3.75%
  Short-term borrowings                       212,512           2,685         1.26%         141,024           2,586         1.83%
  Long-term borrowings                        295,880          18,328         6.19%         366,869          20,779         5.66%

     Total interest-bearing liabilities     2,599,141          59,301         2.28%       2,608,853          77,243         2.96%

Non-interest bearing liabilities:
  Demand deposits                             473,568                                       441,800
  Other liabilities                            56,301                                        47,655
Shareholders' equity                          342,679                                       294,856
                                           ----------                                    ----------
    Total liabilities and
    shareholders' equity                   $3,471,689                                    $3,393,164
                                           ==========                                    ==========

Net interest earnings                                        $143,918                                      $139,921
                                                             ========                                      ========
Net interest spread                                                           4.34%                                         4.22%
Net interest margin on
interest-earnings assets                                                      4.69%                                         4.62%

Fully tax-equivalent adjustment on                           $ 12,090                                      $ 12,071
  Investments and loans

(000's omitted, except yields and rates)          Year Ended December 31, 2001
----------------------------------------   ------------------------------------------
                                                                              Avg.
                                             Average                       Yield/Rate
                                             Balance         Interest         Paid
----------------------------------------   ------------------------------------------
Assets
Interest-earning assets:
  Time deposits in other banks             $    4,874        $    549        11.26%
  Taxable investment securities (2)           822,285          56,808         6.91%
  Non-taxable investment securities (2)       215,567          15,759         7.31%
  Loans (net of unearned discount)(1)       1,580,870         132,706         8.39%
                                           --------------------------
     Total interest-earning assets          2,623,596         205,822         7.85%
Non-interest earning assets                   265,164
                                           ----------
     Total assets                          $2,888,760
                                           ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest checking, savings and
    money market deposits                  $  683,088          12,783         1.87%
  Time deposits                             1,100,850          60,380         5.48%
  Short-term borrowings                       141,772           6,738         4.75%
  Long-term borrowings                        340,811          21,936         6.44%
                                           ----------        --------        -----
     Total interest-bearing liabilities     2,266,521         101,837         4.49%

Non-interest bearing liabilities:
  Demand deposits                             343,173
  Other liabilities                            39,698
Shareholders' equity                          239,368
                                           ----------
    Total liabilities and
    shareholders' equity                   $2,888,760
                                           ==========

Net interest earnings                                        $103,985
                                                             ========
Net interest spread                                                           3.36%
Net interest margin on
interest-earnings assets                                                      3.96%

Fully tax-equivalent adjustment on                           $  7,330
  Investments and loans

(1) The impact of interest not recognized on non-accrual loans and interest income that would have been recorded if the restructured loans had been current in accordance with their original terms was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

As discussed above, the change in 2003 net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                              Table 5: Rate/Volume

                                                    2003 Compared to 2002                         2002 Compared to 2001
                                           Increase (Decrease) Due to Change in (1)     Increase (Decrease) Due to Change in (1)
                                           ----------------------------------------     ----------------------------------------
                                                                            Net                                           Net
(000's omitted)                              Volume         Rate          Change         Volume          Rate           Change
---------------------------------------    ----------------------------------------     ----------------------------------------
Interest earned on:
  Time deposits in other banks                  ($2)            $0            ($2)         ($271)         ($272)         ($543)
  Taxable investment securities              (7,981)        (2,265)       (10,246)         5,609         (3,959)         1,650
  Nontaxable investment securities            3,439         (1,190)         2,249         10,721            419         11,140
  Loans (net of unearned discount)            9,033        (14,979)        (5,946)        14,173        (15,078)          (905)
Total interest-earning assets (2)            $3,222       ($17,167)      ($13,945)       $29,814       ($18,472)       $11,342

Interest paid on:
  Interest checking, savings and               $349        ($4,996)       ($4,647)        $4,307        ($5,674)       ($1,367)
    money market deposits
  Time deposits                              (1,483)        (9,460)       (10,943)         1,627        (19,545)       (17,918)
  Short-term borrowings                       1,058           (959)            99            (35)        (4,117)        (4,152)
  Long-term borrowings                       (4,274)         1,823         (2,451)         1,599         (2,756)        (1,157)
Total interest-bearing liabilities (2)        ($286)      ($17,656)      ($17,942)       $13,771       ($38,365)      ($24,594)

Net interest earnings (2)                    $2,117         $1,880         $3,997        $17,207        $18,729        $35,936

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Non-interest Income

The Company's sources of non-interest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of retirement plan administration and employee benefit trusts (Benefit Plans Administrative Services or BPA), employee benefit actuarial and consulting services (Harbridge Consulting Group or Harbridge), personal trust, investment and insurance products (Community Investment Services, Inc. or CISI) and investment management (Elias Asset Management or EAM); and periodic transactions, most often net gains (losses) from the sale of investments and prepayment of term debt.

                          Table 6: Non-interest Income

                                                                           Years Ended December 31,
                                                                     ------------------------------------
      (000's omitted)                                                  2003          2002          2001
      ---------------------------------------------------------------------------------------------------
      Banking services:
        Electronic banking                                           $  2,604       $ 2,375      $  1,469
        Mortgage banking                                                  518           175           653
        Deposit service charges                                         5,374         5,310         4,183
        Overdraft fees                                                 13,476         6,937         5,183
        Credit life and disability insurance                              856         1,082           835
        Commissions and other fees                                      2,042         2,243         2,259
        Miscellaneous                                                     (93)          163            89
      ---------------------------------------------------------------------------------------------------
           Total banking services                                      24,777        18,285        14,671

      Financial services:
        Retirement plan administration and trust fees                   4,668         3,845         3,585
        Benefit plan actuarial and consulting fees                      1,552             0             0
        Asset advisory and management fees                              1,890         2,606         3,643
        Investment and insurance product commissions                    3,339         3,715         2,372
        Personal trust                                                  1,453         1,682         1,821
      ---------------------------------------------------------------------------------------------------
           Total financial services                                    12,902        11,848        11,421
      ---------------------------------------------------------------------------------------------------

      Sub-total                                                        37,679        30,133        26,092
      (Loss) gain on investment securities & debt extinguishment       (2,698)        1,673          (113)
      ---------------------------------------------------------------------------------------------------
           Total non-interest income                                 $ 34,981       $31,806      $ 25,979
      ===================================================================================================

      Non-interest income/operating income (FTE)                         20.7%         17.7%         20.1%

As displayed in Table 6, total non-interest income in 2003 increased by 10.0% to $35.0 million, largely as a result of significantly higher overdraft volume, the acquisition of Harbridge and growth at BPA. These improvements were offset by substantially higher losses on the early retirement of long-term borrowings, the absence of gains on the sale of securities and weakness in the other financial services group businesses. Non-interest income, excluding transactions related to investment securities and debt obligations, rose for the tenth consecutive year to $37.7 million in 2003, a $7.5 million or 25% improvement over 2002.

Non-interest income, excluding net gains (losses) from the sale of securities and early retirement of debt, as a percent of operating income (FTE basis) was 20.7% in 2003, up 3.0 percentage points from the prior year, and an all-time high for the Company. This increase was primarily driven by the aforementioned strong growth in overdraft fees and BPA revenue, as well as the acquisition of Harbridge. This ratio is considered an important measure for determining the progress the Company is making on one of its primary long-term strategies, expansion of non-interest income in order to diversify its revenue sources and reduce reliance on net interest margins that may be strongly impacted by general interest rate and other market conditions.

The largest segment of the Company's recurring non-interest income is the wide variety of fees earned from general banking services, which reached $24.8 million in 2003, up 36% from the prior year. This segment contributed 66% of 2003 non-interest income, excluding net gains and losses from security sales and debt extinguishment. A large portion of the income growth was attributable to overdraft fees, up $6.5 million (94%) over 2002's level, which benefited from the implementation of the Company's Overdraft Freedom(TM) program in December 2002, additional accounts added through acquisitions and the full-year impact of a fee increase implemented in June 2002. Overdraft Freedom(TM) is a program currently offered to retail customers whereby the Company may pay overdrawn amounts for qualified customers up to a certain predetermined limit, for which they are charged a standard overdraft fee. This program is a courtesy service to customers in good standing that may allow them to avoid late and non-payment penalties from creditors and vendors and help them in their effort to avoid the negative consequences of returned checks. This type of deposit account service has become prevalent throughout much of the banking industry.

Income derived from activity associated with the secondary market mortgage portfolio rose to $518,000 in 2003, up $343,000 from the prior year. One of the main reasons for the increase was that $67 million of consumer mortgages were sold on the secondary market in 2003 versus $9 million in 2002. The selling of secondary mortgages was resumed in October 2002 after a one-year suspension, and continued through September 2003. The combination of increased sales and fluctuations in interest rates was the primary driver of gains of $627,000 on loans sold and $372,000 from the establishment of and valuation of mortgage servicing rights. This compares to $64,000 of gains on loans sold and a $163,000 write-down of mortgage servicing rights in 2002. These income improvements were offset by a $795,000 unrealized loss on mortgage loan commitments. Certain loan commitments that had been categorized as held-for-sale were reclassified as portfolio loans commitments after the decision was made to discontinue the sale of twenty-year and longer mortgages. Market loss on these commitments was recognized in earnings concurrent with the reclassification. Higher secondary sales partially offset by increased levels of mortgage prepayments resulted in the loan-servicing portfolio rising from $103.7 million at the end of 2002 to $126.3 million at year-end 2003. This growth was the primary reason why a fourth component of secondary market activity, loan-servicing fees, rose 14.5% to $313,000 in 2003.

As disclosed in Table 6, non-interest income from the financial services segment rose $1.0 million or 8.9% in 2003 to $12.9 million. Financial services revenue now comprises 34% of total non-interest income, excluding net gains (losses) on the sale of investment securities and retirement of debt. This compares to 39% in 2002, with the decline primarily due to the tremendous success of the Company's new overdraft program this year. The acquisition of Harbridge at the end of July 2003 resulted in $1.6 million of incremental revenue for the financial services group in the current year. Another impressive year of revenue growth at BPA (up $823,000 or 21%) was driven by a significant number of new plans and growth in the market value of client assets. These two businesses are part of the Company's Benefits Plan Administrative Services, Inc. ("BPAS") subsidiary, and operate collaboratively to offer clients a full array of employee benefits, recordkeeping and consulting services throughout much of the country. BPAS revenue of $6.2 million was $2.4 million higher than prior year results.

The other financial services businesses, CISI, Elias Asset Management and personal trust were all negatively impacted by the challenging retail investment market conditions of the past few years. A significant drop in interest rates this year resulted in much lower annuity volume and commission rates for CISI, accounting for most of the $376,000 decline in their revenue to $3.3 million. An extended period of weak performance by US equities from late-2000 through early 2003 had an adverse impact on EAM's assets under management, as lower valuations and the loss of assets reduced their main driver of revenue generation. Consequently, EAM's revenue was down $716,000 to $1.9 million in 2003. However, significantly improved market conditions and investor confidence in the latter part of 2003 directly benefited EAM's performance, as higher equity valuations and new client acquisition resulted in 15% higher revenues in the second half of the year versus the first half. Lastly, the personal trust business experienced a $229,000 decline in revenue to $1.5 million, primarily due to the timing of estate settlements.

Assets under management from the Company's financial services businesses rose considerably to $1.807 billion at the end of 2003 compared to $1.364 billion at year-end 2002. Market-driven gains in equity-based assets were augmented by attraction of new client assets. BPA in particular was very successful at growing its asset base, as demonstrated by the $312 million or 69% increase in its assets under administration.

The total financial services group contributed $1.6 million (excluding allocation of indirect corporate expense) or 2.9% of the Company's pretax income this year, reflecting nearly a 12% margin. In 2002, financial services' contribution was $2.2 million or 4.2% of total pretax income, with a margin of 18%. The lower earnings and margin were the result of up-front, transaction-related expenses absorbed by Harbridge and cost-cutting efforts at EAM and CISI not keeping pace with revenue shortfalls. In addition, most of the expenses for the personal trust unit are fixed in nature and therefore its margins and pre-tax contribution tend to fluctuate to a large degree with variability of their traditionally uneven revenue stream. The decline in percentage contribution was primarily due to the banking business's success at growing net interest income, non-interest income and reducing the loan loss provision in 2003. In addition, the near-term profitability challenges faced by the financial services group due to market conditions, amortization of intangible assets and unusual expenses are expected to diminish over time and be more than offset by top-line growth.

There was a total net loss on security and debt transactions of $2.7 million this year compared to $1.7 million of net gains in 2002. The loss in 2003 was primarily composed of $2.6 million of charges associated with the early retirement of $25 million of longer-term FHLB borrowings that were replaced with lower rate, short-term borrowings, which is expected to provide a long-term earnings benefit as well as reduce interest rate risk. Current year results also included $0.1 million of losses from a variety of smaller security and debt transactions. The net gain in 2002 included $2.6 million of gains on $80 million of investment sales, and a $0.9 million prepayment penalty on the retirement of approximately $11 million of intermediate-term FHLB borrowings in the fourth quarter. The security and debt gains and losses taken over the last two years are illustrative of the Company's active management of its investment portfolio and external borrowings to achieve a desirable total return through the combination of net interest income, transaction gains/losses and changes in market value across financial market cycles.

Excluding gains and losses from security sales and debt retirement, non-interest income for 2003 was up $11.6 million or 44% from 2001's level, driven by strong growth of 15% and 25% in 2002 and 2003, respectively. The increase in 2002 came from both the banking and financial services segments. The acquisition of 36 FleetBoston branches in November 2001 contributed a significant amount of incremental banking fees in 2002. Prior year non-interest income also benefited greatly from substantial business expansion at BPA, which has provided consistent revenue growth since it was acquired in July 1996, and CISI which successfully shifted it focus to annuity sales in 2002 to provide growth in a very difficult year for equity-based products. As previously noted, the impressive increase in recurring non-interest income in 2003 was driven by deposit service fees, income related to the secondary mortgage market, the acquisition of Harbridge and another year of robust growth at BPA. Total non-interest income for 2003 was up a lesser $9.0 million from 2001's level, due primarily to debt repayment penalties that will provide future benefits and very limited security sales in comparison to the earlier periods.

Operating Expenses

As shown in Table 7, operating expenses rose $7.4 million or 7.8% in 2003 to $102.5 million. Excluding acquisition expenses related to Harbridge, Peoples and Grange in 2003 and the FleetBoston branches in 2002, operating expenses were up $7.6 million or 8.1% in 2003, reflective mostly of incremental expenses from the operations of the acquired businesses listed above, as well as increases in pension, medical and volume-driven costs. This year's operating expenses as a percent of average assets were 2.95%, up from 2.80% in 2002 and lower than the 3.07% in 2001. The increase in this ratio for 2003 was principally due to the acquisition of a financial services unit whose revenue is not driven by earning assets (Harbridge), and the charge-offs resulting from higher overdraft volume, another significant revenue generating tool with a limited underlying asset base. This ratio was elevated in 2001 primarily as a result of the high level of acquisition expenses in that year. CBSI's operating expenses to average asset ratio of 2.94% (annualized) for the nine months ended September 2003 was slightly below the median of 2.95% for peer banks.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus non-interest income, excluding net securities and debt gains and losses). Lower ratios correspond to higher efficiency. In 2003 the efficiency ratio increased by 1.3 percentage points to 53.3%. This was primarily a result of net interest income being tempered for much of the year due to the investment de-leveraging strategy, rising pension and medical expenses and the impact from reduced pre-tax margins in the financial services segment in 2003, as discussed earlier. The efficiency ratio for 2003 was significantly lower than the ratio of 56.7% for 2001, as initiatives undertaken in 2001, such as the consolidation of the Company's loan and deposit operations centers and cost take-outs at First Liberty, have provided ongoing efficiency improvements.

                           Table 7: Operating Expenses

                                                         Years Ended December,
                                                  ----------------------------------
            (000's omitted)                         2003          2002         2001
            ------------------------------------------------------------------------
            Salaries and employee benefits        $ 53,164      $47,864      $40,930
            Occupancy                                9,297        8,154        6,122
            Equipment and furniture                  7,828        7,538        6,075
            Legal and professional fees              3,183        3,272        2,789
            Data processing                          6,800        6,574        4,727
            Amortization of intangible assets        5,093        5,953        6,679
            Office supplies                          1,996        2,321        1,995
            Foreclosed property                        561          902        1,059
            Deposit insurance premiums                 388          440          346
            Other                                   13,653       11,312        9,708
            ------------------------------------------------------------------------
              Total recurring expenses             101,963       94,330       80,430
            Acquisition and unusual expenses           498          700        8,164
            ------------------------------------------------------------------------
              Total operating expenses            $102,461      $95,030      $88,594
            ========================================================================

            Operating expenses/average assets         2.95%        2.80%        3.07%
            Efficiency ratio                          53.3%        52.0%        56.7%

Higher personnel expenses accounted for 69% of 2003's increase in operating costs, excluding acquisition expenses, as they increased 11.1%, mostly as a result of the three acquisitions. The remainder of the increases in personnel expense reflect higher pension (discussed in further detail below) and medical rates, merit increases and new hiring activity. Total full-time equivalent staff at the end of 2003 was 1,259 compared to 1,120 at year-end 2002.

Medical expenses were up in 2003 due to a general rise in the cost of medical care, administration and insurance, as well as a greater number of insured employees. Qualified and non-qualified pension expenses increased significantly in 2003 principally due to a reduction of the discount rate applied to future payments to 6.10% from 6.75% (increases current expenses in present value terms) and additional obligations for employees added through acquisition and organic growth. In addition, a $1.2 million adjustment was recorded in the fourth quarter of 2003 to reflect the proper actuarial impact of indexing salary levels associated with certain benefits frozen in 1988. The three assumptions that have the largest impact on the calculation of annual pension expense are the aforementioned discount rate, the rate applied to future compensation increases and the expected rate of return on plan assets. Table 8 contains the results of a sensitivity analysis conducted to determine what the impact of a 1.0 percentage point increase and decrease in these three assumptions would have on the annual pension expense for the two plans. Also, see Note K to the financial statements for further information concerning the pension plan.

                   Table 8: Pension Plan Sensitivity Analysis

                                                  One Percentage Point
                                                 ----------------------
            (000's omitted)                      Increase      Decrease
            -----------------------------------------------------------
            Discount rate                         ($834)        $ 949
            Rate of compensation increase          $451         ($430)
            Expected return on plan assets        ($360)        $ 360

Total non-personnel expenses increased $2.1 million or 4.5% in 2003. Excluding acquisition-related expenses, non-personnel expenses were up $2.3 million or 5.0% from 2002's level. As displayed in Table 7, this was largely caused by higher occupancy expense (up $1.1 million) and other expenses (up $2.3 million), and partially offset by lower intangible amortization (down $0.9 million), office supplies (down $0.3 million) and foreclosed property expenses (down $0.3 million). The increase in occupancy expense in 2003 was mainly due to incremental costs from recently acquired facilities, expenses arising from renovations and repairs, the effect of higher rates and severe weather on maintenance and utilities expenses and the general increase in property taxes in many of the municipalities we do business in. Other expenses include two volume-driven expense items that were up considerably due to record levels of business activity, mortgage processing expenses and checking charges related to overdraft activity. In 2003 non-recurring expenses associated with the retirement of a senior executive also impacted other expenses. Intangible amortization in 2003 was down versus the prior year because the drop in accelerated amortization of core deposit intangibles from the FleetBoston branch acquisition had a greater impact than the amortization of intangibles added as a result of the three acquisitions completed this year. Office supply expenses declined primarily because of improved purchasing cost controls in 2003 and escalated expense levels in early 2002 arising from the integration of the acquired FleetBoston branches.

Acquisition and unusual expenses totaled $498,000 in 2003, down from $700,000 in 2002. These expenditures were primarily comprised of legal and consulting fees of $213,000, $191,000 of system conversion costs and $94,000 of other general administrative expenses. The majority of these expenses was incurred in conjunction with the Company's largest acquisition of 2003, Grange National Banc Corp., in November 2003.

As displayed in Table 7 above, recurring operating expenses in 2002 increased $13.9 million or 17% in comparison to 2001. As was the case in 2003, the rise in 2002 was predominately caused by incremental expenses from acquired operations. The increase in 2002 was substantially higher than the 8.1% rise this year primarily due to 2002 including ten and a half months of additional expenses from a large scale acquisition (FleetBoston branches), versus 2003 having only one and half months of incremental expenses from a relatively large acquisition, Grange. In addition, the two acquisitions made under the purchase method of accounting in 2002 (Citizens and the FleetBoston branches) were larger than the three acquisitions made this year ($949 million of assets and deposits vs. $600 million). The cumulative effect of these six acquisitions was the major contributor to the $21.5 million of increased recurring operating expenses in 2003 in comparison to 2001, a modest increase in light of the $51.5 million growth in recurring operating income over the same time period.

Income Taxes

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements on page 58. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2003 declined by 2.5 percentage points to 24.0%. This decline was primarily due to the benefits realized on a larger proportion of income from tax-exempt investment securities. In addition, the amount of nondeductible merger expenses declined in 2003.

The effective tax rate for 2002 of 26.5% was down from the 29.0% rate in 2001. This decline was primarily due to the benefits realized on a larger proportion of income from tax exempt investment securities, which mitigated the effect of the near doubling of income before tax. In addition, the adoption of SFAS 142 and 147, the reduced level of nondeductible merger expenses in 2002 compared with 2001, and a federal low-income housing tax credit claimed in 2002, all contributed to the decline in the effective tax rate last year.

Capital

Shareholders' equity ended 2003 at $405 million, up $79.8 million or 25% from one year earlier. This increase reflects $60.4 of common stock issued in conjunction with the acquisition of Grange, net income of $40.4 and $6.4 million from the issuance of shares through employee stock plans. These factors were partially offset by common dividends declared of $16.2 million, treasury share purchases of $8.5 million and a $2.6 million decline in the market value adjustment ("MVA", represents the after-tax, unrealized change in value of available-for-sale securities in the Company's investment portfolio). Excluding the MVA in both 2003 and 2002, capital rose by $82 million or 29%. Shares outstanding rose by 1,187,000 during the year, comprised of 1,147,000 issued to Grange shareholders and 248,000 added through employee stock plans, offset by the purchase of 208,000 treasury shares.

The Company's ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," increased 21 basis points in 2003 to 7.26%. This was due to the net issuance of common stock and the capital-building contribution from retained earnings (net income less dividends declared) more than offsetting both the organic and acquired growth of the investment and loan portfolios. The tangible equity/tangible assets ratio was 5.70% at the end of 2003 versus 5.76% one year earlier, with the decline in MVA having a negative 17-basis point impact on this ratio (MVA is excluded from tier I ratios). CBSI manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the company's ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2003 of $16.2 million represented an increase of 11.9% over the prior year. This growth was mostly a result of dividends per share of $1.22 for 2003 increasing from $1.12 in 2002 due to quarterly dividends per share being raised from $0.29 to $0.32 (+10.3%) in the third quarter of 2003 and from $0.27 to $0.29 (+7.4%) in the third quarter of 2002. The increase in dollar amount of dividends declared also reflects an increase in the number of shares outstanding at the end of this year, primarily a result of the 1.1 million shares issued in November 2003 to Grange shareholders.

The dividend payout ratio for this year was 40.2% compared to 37.7% in 2002 and 65.7% in 2001, and near the top of CBSI's targeted payout range for dividends on common stock of 30-40%. The Company's payout ratio has historically been high relative to peers, and for first nine months of 2003 the ratio of 36.9% was well above the peer median of 31.4%. As previously noted, the primary reason for the higher payout ratio in 2003 versus 2002 was the charges for early retirement of debt in 2003 and the significant increases in the dividends per share in the third quarters of both years. The payout ratio was substantially lower in 2002 than in 2001 despite higher dividends per share ($1.12 vs. $1.08). This was a result of the 101% increase in net income in 2002, which was largely due to higher interest earning assets, an improved net interest margin in 2002, and considerably more acquisition-related expenses in 2001.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on and off-balance sheet funding are in place.

The Bank's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of December 31, 2003, this ratio was 15.1% and 14.9% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources.

There is currently $194 million in additional Federal Home Loan Bank borrowing capacity based on the Bank's year-end collateral levels. Additionally, the Bank has $25 million in unused capacity at the Federal Reserve Bank and $10 million in unused capacity from an unsecured line of credit with First Tennessee Bank, N.A.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan growth over the next five years.

Intangible Assets

Intangible assets at the end of 2003 of $196 million were up $61 million from the prior year-end due to the additional intangible assets arising from the acquisitions from Peoples, Harbridge and Grange, offset by $5.1 million of amortization during the year.

Intangible assets consist of goodwill, core deposit value and customer relationships arising from acquisitions. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2003 equaled $160 million, comprised of $149 million related to banking acquisitions and $11 million arising from the acquisition of financial services businesses. Goodwill is subjected to an annual impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill. The Company completed its goodwill impairment analyses during 2003 and 2002 and no adjustments were necessary. The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators. Management believes that there is very low probability of future impairment with regard to the goodwill associated with whole-bank acquisitions. The performance of Elias Asset Management weakened subsequent to its acquisition in 2000 as a result of adverse market conditions in 2001 and 2002. Continued declines in EAM's operating results may result in impairment to its recorded goodwill of $7.3 million.

Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to nineteen years. The recognition of a customer relationship intangible arose due to the acquisition of Harbridge. This asset was determined based on a methodology that calculates the present value of the projected future revenue derived from the acquired customer base. This asset is being amortized over eleven years on an accelerated basis.

Loans

The Company's loans outstanding, by type, as of December 31 are as follows:

                           Table 9: Loans Outstanding

(000's omitted)                                 2003           2002           2001           2000           1999
-------------------------------------------------------------------------------------------------------------------
Consumer mortgage                            $  739,593     $  510,309     $  443,767     $  416,160     $  380,886
Business lending                                689,436        629,874        643,834        576,887        539,110
Consumer indirect                               325,304        287,453        248,718        256,793        250,536
Consumer direct                                 374,258        379,385        396,769        267,039        256,660
-------------------------------------------------------------------------------------------------------------------
  Gross loans                                 2,128,591      1,807,021      1,733,088      1,516,879      1,427,192
Less: unearned discount                              82            116            218          1,002          1,419
-------------------------------------------------------------------------------------------------------------------
Net loans                                     2,128,509      1,806,905      1,732,870      1,515,877      1,425,773
Allowance for loan loss                          29,095         26,331         23,901         20,035         18,528
-------------------------------------------------------------------------------------------------------------------
Loans, net of allowance  for loan losses     $2,099,414     $1,780,574     $1,708,969     $1,495,842     $1,407,245
===================================================================================================================

As disclosed in Table 9 above, loans outstanding, net of unearned discount, reached a record level of $2.129 billion as of year-end 2003, up $322 million or 18% compared to twelve months earlier. The acquisitions of Grange and Peoples accounted for $186 million of that growth. Excluding the impact of these acquisitions (at time of completion), total loans rose $136 million or 7.5%. This growth was attributable to the New York market, with the Pennsylvania market experiencing a net decline in loans outstanding.

Based on overall asset/liability analysis, the decision was made to discontinue selling secondary market-eligible mortgages with terms greater than 20 years in the third quarter of 2003 (mortgages with shorter terms were already being held in portfolio). The secondary market activity in the first half of 2003 resulted in $67 million of sales versus $9 million in the latter part of last year. Had these loans not been sold in 2003, loan growth (excluding acquisitions) would have been $203 million or 11.1%.

The compounded annual growth rate ("CAGR") for CBSI's total loan portfolio between 1999 and 2003 was 10.5%, with approximately 6% of the growth coming from whole bank and branch acquisitions and the balance from organic growth. The greatest overall expansion occurred in the consumer mortgage segment, which grew at an 18% CAGR (including the impact of acquisitions) over that time frame. The consumer mortgage growth was primarily driven by record mortgage refinancing volumes over the last two years, as well as the acquisition of consumer oriented banks in the intervening period. The other loan categories grew at compounded annual growth rates of between 6% and 10% from 1999 to 2003. As a consequence, the consumer mortgages segment accounted for 35% of the total loan portfolio at year-end 2003 versus 27% at the end of 1999.

The weighting of retail lending in the Company's loan portfolio enables it to be highly diversified. Approximately 68% of loans outstanding at the end of 2003 were made to consumers borrowing on an installment and residential mortgage loan basis. This proportion increased from 65% at year-end 2002 and 63% at the end of 2001. This was principally due to the strong growth of residential mortgages in 2002 and 2003, the addition of People's loan portfolio (100% consumer) and the tempered organic growth in the business lending segment over the last few years due to soft economic conditions in our primary markets.

There is also a high degree of diversification within the business lending segment of the portfolio. The Company's business loans are typically for amounts under $100,000, which account for about 81% of the number of business loans and approximately 24% of business loan balances as of December 31, 2003. Approximately 41% of the business portfolio is comprised of loans between $100,000 and $750,000 (about 17% of the number of loans), while loans over $750,000 account for the remaining 35% of ending balances (2% of the number of loans). The commercial portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2003: real estate development (16%), healthcare (11%), general services (10%), motor vehicle and parts dealers (9%), agriculture (8%), restaurant & lodging (7%), retail trade (7%), construction (6%), manufacturing (5%) and wholesale trade (4%). A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 17%.

Table 9 breaks down the Company's loan portfolio into four major lines of business. Including loans added through acquisitions, $322 million of loan growth in 2003 was comprised of increases of $229 million in consumer mortgages, $60 million in business loans and $38 million in consumer indirect loans, offset by a $5 million decrease in consumer direct loans outstanding. Excluding the impact of acquisitions, the increase in consumer mortgages contributed $128 million of the $136 million in total loan growth in 2003, and consumer indirect loans accounted for $38 million. Conversely, consumer direct and business loan balances were down $22 million and $8 million from year-end 2002 levels, respectively.

The consumer mortgage segment of the Company's loan portfolio is comprised of fixed (95%) and adjustable rate (5%) residential lending. Approximately $102 million of the $229 million growth in consumer mortgages was attributable to the acquisition of Grange and Peoples. Excluding the impact of these acquisitions, this segment was up $127 million or 25% in 2003 due to record mortgage volumes driven by this year's historically low interest rate environment. All of the organic growth was generated in the New York market, as Pennsylvania experienced net run-off in 2003 despite a significant volume of new originations. Growth in the consumer mortgage portfolio would have been 38% if the sale of longer-term, fixed-rate mortgages in the secondary market had not been conducted in the first three quarters of 2003. These mortgages were sold in the secondary market to improve the Company's interest rate risk position.

The combined total of general-purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans is characterized as the Company's business lending activity. Approximately $68 million in business loans added through the Grange acquisition offset the $8 million (1.3%) decrease from ongoing operations in 2003. All of this decrease was attributable to the Pennsylvania market before the acquisition of Grange, with the New York market generating marginal increases. Lending efforts in First Liberty's traditional markets (excluding Grange's coverage) continue to be challenged by a slow economic recovery, diminished capital spending levels in the commercial sector and an extremely competitive pricing environment. Management has worked aggressively to address the loan generation challenges in Pennsylvania by adding lending talent, resources, and strong business relationships via completed (Grange) and pending (First Heritage) acquisitions. The enhanced scale and coverage of the Pennsylvania business combined with the new management team's re-focused commitment to business development efforts, should position them to fully take advantage of growth opportunities in this key market as economic conditions improve and increased capital spending leads to expanded borrowing activity in the commercial sector.

Installment loans indirectly originated through automobile and recreational vehicle dealers increased by 13% or $38 million in 2003. All of the consumer indirect loan growth was organic in nature (acquired banks did not provide these loans), primarily reflecting successful business development efforts that have increased both the number and strength of the Company's dealer relationships and ability to deliver attractive financing rates. Ninety-two percent of this loan segment is comprised of automobile loans (75% of the vehicles are used and 25% are new). Consumer indirect loan growth was generated in both the New York and Pennsylvania markets.

Consumer direct loans are comprised of conventional installment loans, personal loans, student loans (which are sold once principal repayment begins), and variable and fixed-rate home equity loans and lines of credit. This loan segment decreased 1.3% or $5 million in 2003. Excluding the addition of $17 million of consumer direct loans through the acquisition of Grange and Peoples, this segment was down 5.8% or $22 million. Loan balances fell in both the New York and Pennsylvania markets, as installment loans were paid off during the year through the use of funds made available through mortgage refinancing. Competitive conditions are quite intense in this loan category, particularly with regard to home equity lending. Management is dedicated to developing new marketing and pricing strategies in order to generate significant new business in this attractive segment of the market.

The following table shows the maturities of loans as of December 31, 2003:

                            Table 10: Loan Maturities

                               Maturing in      Maturing After    Maturing After       Maturing
                               One Year or      One But Within   Five But Within        After            Total Book
      (000's omitted)              Less           Five Years      Fifteen Years     Fifteen Years           Value
      -------------------------------------------------------------------------------------------------------------
      Consumer mortgage          $  1,104          $ 22,966          $426,706          $288,817          $  739,593
      Business lending            185,469           246,184           221,537            36,246             689,436
      Consumer indirect             5,555           279,232            39,542               912             325,241
      Consumer direct              32,636           148,481           115,184            77,938             374,239
      -------------------------------------------------------------------------------------------------------------
        Total loans              $224,764          $696,863          $802,969          $403,913          $2,128,509
      =============================================================================================================

As displayed in Table 10 above, 11% of the loan portfolio at December 31, 2003 is scheduled to mature in one year or less, 33% of loans have maturities in the one to five-year range, and approximately 56% mature after five years. This is consistent with the 12%, 34% and 54% mix for the equivalent maturity categories at year-end 2002, respectively. The proportional increase in loans maturing after five years was due to the growth in the consumer mortgage segment of the portfolio, which generally carry longer weighted average maturities.

The following table sets forth the profile of the loan portfolio with regard to maturity and the type of interest rate:

                           Table 11: Loan Sensitivity

                                                                                  At December 31, 2003
                                                                   ------------------------------------------------
            (000's omitted)                                        Fixed Rate        Variable Rate          Total
            -------------------------------------------------------------------------------------------------------
            Due in one year or less                                $   48,580          $176,184          $  224,764
            Due after one year but within five years                  606,429            90,433             696,862
            Due after five years but within fifteen years             590,548           114,744             705,292
            Due after fifteen years                                   289,163           212,428             501,591
            -------------------------------------------------------------------------------------------------------
              Total loans                                          $1,534,720          $593,789          $2,128,509
            =======================================================================================================

Table 11 above reflects the nature of the Company's loan portfolio in relation to the mix of maturities and interest rate characteristics. At year-end 2003 72% of loans had fixed interest rates, and the 28% that have variable rates consist primarily of home equity and commercial loans. This is very close to the 71% / 29% mix profile of the loan portfolio at the end of 2002. There was relatively even distribution of the portfolio between loans with maturities below and above 5 years at 43% and 57% at December 31, 2003, respectively. Refer to the market risk/interest rate risk section of the MD&A on page 38 for specific information regarding the interest rate sensitivity of the Company's asset and liability position at year-end 2003.

Asset Quality

The following table presents information concerning non-performing assets:

                         Table 12: Non-performing Assets

                                                                                         As of December 31,
                                                                     ---------------------------------------------------------
      (000's omitted)                                                  2003         2002         2001        2000        1999
      ------------------------------------------------------------------------------------------------------------------------
      Non-accrual loans                                              $11,940      $ 9,754      $ 7,186      $5,473      $6,112
      Accruing loans 90+ days delinquent                               1,307        1,890        1,914       1,930       1,201
      ------------------------------------------------------------------------------------------------------------------------
           Total non-performing loans                                 13,247       11,644        9,100       7,403       7,313
      Restructured loans                                                  28           43           75         116         122
      Other real estate                                                1,077          704        1,427       1,293       1,442
      ------------------------------------------------------------------------------------------------------------------------
           Total non-performing assets                               $14,352      $12,391      $10,602      $8,812      $8,877
      ========================================================================================================================

      Allowance for loan losses to total loans                          1.37%        1.46%        1.38%       1.32%       1.30%
      Allowance for loan losses to non-performing loans                  220%         226%         263%        271%        253%
      Non-performing loans to total loans                               0.62%        0.64%        0.53%       0.49%       0.51%
      Non-performing assets to total loans and other real estate        0.67%        0.69%        0.61%       0.58%       0.62%

The Company places a loan on nonaccrual status when the loan becomes ninety days past due (or sooner, if management concludes collection of interest is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection. As shown in Table 12 above, non-performing loans, defined as non-accruing loans plus accruing loans 90 days or more past due, ended 2003 at $13.2 million, up approximately $1.6 million or 13.8% from one year earlier. This was primarily due to the addition of acquired loans as well as increases in existing commercial loan non-accruals. The ratio of non-performing loans to total loans declined two basis points from twelve months earlier to 0.62%. As of September 30, 2003, when the non-performing loan ratio stood at 0.70%, the Company's position was favorable to the peer level of 0.87%. The ratio of non-performing assets (which includes troubled debt restructuring and other real estate, or OREO, in addition to non-performing loans) to total loans plus OREO decreased to 0.67% at year-end 2003, down two basis points from one-year earlier. The improvement in both ratios was driven by improvements in the economy, enhanced collection and recovery efforts, the charge-off of problem loans over the last two years, a reduced proportion of commercial loans, and the acquisition of Grange, which had a lower level of non-performing assets than the overall portfolio. Had nonaccrual loans as of December 31, 2003 been current in accordance with their original terms, interest income of approximately $925,000 would have been recorded.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.76% of total loans outstanding versus 1.88% at the end of 2002. As of year-end 2003, total delinquency ratios for commercial loans, installment loans, and real estate mortgages were 2.18%, 2.40%, and 1.10%, respectively. These measures were 2.31%, 1.80% and 0.98% as of September 30, 2003, and compared to median peer levels of 2.30%, 1.79%, and 1.43%, respectively. The total delinquency ratio of 1.64% was slightly favorable to the peer ratio of 1.69% at September 30, 2003. Delinquency levels, particularly in the 30 to 89 days category tend to be somewhat volatile due to them being measured at a point in time, and therefore it is useful to look at this ratio over a longer period. The total average delinquency ratio for the Company for the end of the last three months of 2003 was 1.72%, five basis points below the previous three-month period, and the average ratio for the four quarters of 2003 (end of period basis) was 1.76% versus 1.83% in the prior year.

The changes in the allowance for loan losses for the last five years is as follows:

                   Table 13: Allowance for Loan Loss Activity

                                                                                       Years Ended December 31,
                                                                 ------------------------------------------------------------------
      (000's omitted)                                               2003          2002          2001          2000          1999
      -----------------------------------------------------------------------------------------------------------------------------
      Amount of loans outstanding at end of period               $2,128,509    $1,806,905    $1,732,870    $1,515,877    $1,425,773
      Daily average amount of loans (net of unearned discount)   $1,885,604    $1,759,564    $1,580,870    $1,484,945    $1,343,652

      Allowance for loan losses at beginning of year             $   26,331    $   23,901    $   20,035    $   18,528    $   17,059
      Charge-offs:
        Business lending                                              5,521         5,071         2,310         3,423           996
        Consumer mortgage                                               239           221           282            93            23
        Consumer direct                                               2,897         3,013         2,382         1,644         2,280
        Consumer indirect                                             4,454         3,710         3,688         2,320         2,665
      -----------------------------------------------------------------------------------------------------------------------------
           Total charge-offs                                         13,111        12,015         8,662         7,480         5,964
      Recoveries:
        Business lending                                                417           281           313           181           146
        Consumer mortgage                                                78           119            56            72             3
        Consumer direct                                                 773           603           614           379           764
        Consumer indirect                                             1,580         1,220         1,095           633           664
      -----------------------------------------------------------------------------------------------------------------------------
           Total recoveries                                           2,848         2,223         2,078         1,265         1,577
      -----------------------------------------------------------------------------------------------------------------------------
      Net charge-offs                                                10,263         9,792         6,584         6,215         4,387
      Provision for loan losses                                      11,195        12,222         7,097         7,722         5,856
      Allowance on acquired loans (1)                                 1,832             0         3,353             0             0
      -----------------------------------------------------------------------------------------------------------------------------
      Allowance for loan losses at end of year                   $   29,095    $   26,331    $   23,901    $   20,035    $   18,528
      =============================================================================================================================

      Net charge-offs to average loans outstanding                     0.54%         0.56%         0.42%         0.42%         0.33%

(1) This reserve addition is attributable to loans purchased from Peoples Bankcorp Inc. and Grange National Banc Corp in 2003 and Citizens National Bank of Malone and FleetBoston Financial Corporation in 2001.

As displayed in Table 13 above, total net charge-offs in 2003 were $10.3 million, up $0.5 million from the prior year. This increase was primarily driven by the significantly higher average loan balances resulting from both organic and acquired loan growth in 2003, as well as business loans reserved for in prior periods being charged-off during the year. Net charge-offs in 2002 were $3.2 million above 2001's level, and were also impacted by the vastly increased size of the average loan portfolio, due mostly to the acquisition of 36 FleetBoston branches in November 2001. In addition, a prolonged period of economic weakness from late 2000 through early 2003 impacted the net charge-off levels in both 2002 and 2003, with the greatest impact being realized in the business loan segment.

Due to the significant increase in average loan balances in 2002 and 2003 as a result of the factors mentioned above, net charge-offs as a percent of average loans ("net charge-off ratio") offers a clearer representation of asset quality trends. The net charge-off ratio for 2003 was down two basis points from last year to 0.54%. This year's ratio benefited from improved recovery performance, as evidenced by the $0.6 million increase in recoveries to $2.8 million, representing 22.7% of average gross charge-offs for the latest two years, compared to 21.5% in 2002. The net charge-off ratio for the current year was also positively impacted by a higher proportion of low-risk consumer mortgages in the portfolio, primarily due to the exceptionally strong growth of this segment of the portfolio in 2003. Consumer mortgages accounted for 30% of total average loans in 2003 versus 27% in 2002. For the nine months ended September 30, 2003, the Company's total net charge-off ratio of 0.55% was in the 78th percentile of the distribution surrounding a peer median of 0.32%.

Business loan net charge-offs increased in 2003, totaling $5.1 million or 0.80% of average business loans outstanding versus $4.8 million and 0.75% in 2002. The primary reason for the increased net charge-off ratio for business loans was the lagged effect of an extended period of soft economic conditions in the markets served by the Company, and the charge-off of a number of large business loans that had been identified as weak and had been specifically reserved for in previous periods. Consumer direct loan net charge-offs declined to $2.1 million this year from $2.4 million in 2002, resulting in a five-basis point drop in the net charge-off ratio to 0.57%. Net charge-offs in the consumer indirect segment were up $0.4 million to $2.9 million in 2003, but this was primarily due to loan growth as supported by the net charge-off ratio rising only one basis point to 0.94%. The risk profile of new installment loans booked in 2003 was consistent with 2002 in relation to the credit quality of the borrowers. Seventy-five percent of new installment lending volume in 2003 was rated as A and B paper, the two highest rankings in the standard A to D credit categories of FICO scores considered by regulators to be prime borrowers. This is comparable to the 77% of installment loan originations rated as A and B in 2002, and well above the 63% of new loan volume in 2001. Consumer mortgage net charge-offs rose $60,000 to $161,000 due to the much larger size of the portfolio, and consequently the extremely low net charge-off ratio of 0.03% was essentially flat with the prior year (0.02%).

All the primary asset quality metrics deteriorated in 2002 in comparison to the 1999 to 2001 period. This was principally due to the weakened economic conditions in our markets, and was manifested most strongly in the business loan portfolio. Based on almost all measurements, the asset quality profile of the Company improved in 2003 in conjunction with gradually improving economic conditions and strengthened credit administration and loan review resources. Significant changes and enhancements were made to these functions and related processes in 2003, and these improvements began to have a positive impact on credit management performance over the course of the year.

Management continually evaluates the credit quality of the Company's loan portfolio and conducts a formal review of the allowance for loan loss adequacy on a quarterly basis. The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.

Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower's ability to pay. Impaired loans greater than $500,000 are evaluated for specific loan loss allocations, as defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. Consumer mortgages and consumer direct and indirect loans are considered smaller balance homogeneous loans and are evaluated collectively. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

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

The allowance for loan loss was increased to $29.1 million at year-end 2003 from $26.3 million at the end of 2002. The $2.8 million increase was mostly due to $322 million more loans outstanding, offset by less risk in the loan portfolio due to a higher mix of consumer mortgages and an overall improvement in the Company's asset quality position. This change in the risk profile is reflected in the ratio of the allowance for loan loss to total loans, which decreased to 1.37% for year-end 2003 versus 1.46% at the end of last year. As of September 30, 2003, the Company's reserve ratio of 1.41% was 15 basis points below the peer median, while the coverage of non-performing loans (allowance for loan loss / non-performing loans) at 200% was in the 53rd percentile. Management believes the year-end 2003 allowance for loan losses to be adequate in light of the probable losses inherent in the Company's loan portfolio.

The loan loss provision decreased by $1.0 million or 8.4% in 2003 as a result of management's assessment of the probable losses in the loan portfolio as discussed above. The loan loss provision as a percentage of average loans decreased from 0.69% in 2002 to 0.59% this year in most part due to the provision last year being elevated to cover higher risk levels in the business loan segment of the portfolio. The loan loss provision covered net charge-offs by 109% this year versus 125% in 2002, reflective of the shift in loan mix and asset quality trends during the year.

The net charge-off ratios of the last two years were above the Company's long-term historical levels, which were more consistent with the ratios of the 1999 to 2001 period, as shown in Table 13 above. As previously noted, there is a strong correlation between the increased level of net charge-offs in 2002 and 2003 and the performance of the overall economy. The Company's net charge-off ratio was also above 50 basis points during the 1990 to 1992 period, when the ratio fluctuated between 51 and 59 basis points. Not surprisingly, similar to the last three years, that time frame included a recession and the first stage of an economic recovery. The net charge-off ratio dropped significantly in the years immediately following that period. One of management's primary goals is to steadily bring the net charge-off ratio back to a range that is consistent with historical performance.

The following table shows management's allocation of the allowance for loan losses by loan type as of December 31:

                Table 14: Allowance for Loan Losses by Loan Type

                                         2003                     2002                     2001
                                 --------------------     --------------------     --------------------
                                 Amount of      Loan      Amount of     Loan       Amount of     Loan
(000's omitted)                  Allowance       Mix      Allowance      Mix       Allowance      Mix
----------------------------     --------------------     --------------------     --------------------
Consumer mortgage                 $ 1,724       34.7%      $   479       28.2%      $   406       25.6%

Business lending                   15,549       32.4%       16,765       34.9%       14,417       37.2%

Consumer direct and indirect       11,112       32.9%        8,978       36.9%        8,970       37.2%

Unallocated                           710                      109                      108
----------------------------     --------------------     --------------------     --------------------
  Total                           $29,095      100.0%      $26,331      100.0%      $23,901      100.0%
============================     ====================     ====================     ====================

                                         2000                     1999
                                 --------------------     --------------------
                                 Amount of     Loan       Amount of     Loan
(000's omitted)                  Allowance      Mix       Allowance      Mix
----------------------------     --------------------     --------------------
Consumer mortgage                 $ 1,483       27.5%      $ 1,752       26.7%

Business lending                    7,386       38.0%        5,850       37.8%

Consumer direct and indirect        8,314       34.5%        7,655       35.5%

Unallocated                         2,852                    3,271
----------------------------     --------------------     --------------------
  Total                           $20,035      100.0%      $18,528      100.0%
============================     ====================     ====================

As demonstrated in Table 14 above and discussed previously, the risk inherit in the consumer mortgage portfolio is much lower than that of the other segments of the loan portfolio. The risk differential is illustrated by the average net charge-off ratio of 0.03% over the last three years for consumer mortgages compared to the 0.67% average for the rest of the portfolio over the same time frame. This is manifested in the comparatively small $1,724 allowance attributable to consumer mortgages, representing only 0.2% of the their ending balance versus 2.0% for the remaining portion of the loan portfolio. Table 14 also shows that the weighting of consumer mortgages has increased from an average of 27% of total loans in 2001 and 2002 to 35% in 2003 (average balance basis) due to strong organic growth in this segment in 2002 and 2003. As demonstrated by the factors noted above, this shift in the mix of loans toward low-risk mortgages has been beneficial to the Company's credit risk profile and has helped offset some of the weakness that developed in the business portion of the portfolio, primarily due to difficult economic conditions.

Funding Sources

The Company utilizes a variety of funding sources to support the earning asset base as well as to achieve targeted growth objectives. CBSI's overall funding is comprised of three primary sources that possess a variety of maturity, stability, and price characteristics: deposits of individuals, partnerships and corporations (IPC deposits); collateralized municipal deposits (public funds); and external borrowings.

The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                           Table 15: Average Deposits

                                                    2003                       2002                       2001
                                          -----------------------    -----------------------    -----------------------
                                            Average      Average       Average      Average       Average      Average
(000's omitted, except rates)               Balance     Rate Paid      Balance     Rate Paid      Balance     Rate Paid
------------------------------------      -----------------------    -----------------------    -----------------------
Non-interest-bearing demand deposits      $  473,568      0.00%      $  441,800      0.00%      $  343,173      0.00%
Interest-bearing demand deposits             274,689      0.24%         262,313      0.47%         186,032      0.71%
Regular savings deposits                     430,264      0.80%         402,728      1.32%         344,906      2.11%
Money market deposits                        295,287      0.89%         304,623      1.60%         152,150      2.76%
Time deposits                              1,090,511      2.89%       1,131,296      3.75%       1,100,850      5.48%
------------------------------------      ----------                 ----------                 ----------
  Total deposits                          $2,564,319      1.49%      $2,542,760      2.12%      $2,127,111      3.44%
====================================      ==========                 ==========                 ==========

As displayed in Table 15 above, total average deposits for 2003 equaled $2.564 billion, up $22 million or 0.8% from the prior year. The acquisitions of People and Grange did not have a significant impact on full-year average deposit levels because they were completed relatively late in the year. Average deposits in 2002 were up significantly versus 2001 ($416 million or 20%) primarily as a result of the acquisition of 36 FleetBoston branches in November 2001 that added $470 million of deposits.

The Company's funding composition continues to benefit from a high level of IPC deposits, which reached an all-time high in 2003 with a fourth quarter average of $2.485 billion, an increase of $107 million or 4.5% over the comparable 2002 period. This was largely due to the $242 million in IPC deposits added in conjunction with the acquisitions of Peoples and Grange in September and November 2003, respectively. IPC deposits are frequently considered to be a bank's most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities decreased $7 million or 3.8% during 2003, despite the additional public funds acquired through the Grange transaction. Under New York State Municipal Law, the Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, management considers this source of funding to be equivalent to external borrowings. As such, CBSI endeavors to price these deposits at or below alternative external borrowing rates. Municipal deposits decreased due to the favorability of the aforementioned external borrowing rates in comparison to competitive pricing of the public fund deposits. It should be noted that utilization of municipal deposits has generally been flat to down over the last few years as a percent of total funding sources.

The mix of CBSI's average deposits in 2003 changed slightly in comparison to 2002. The weightings of demand deposit, interest checking and savings account balances all increased from their 2002 levels, while money market and time deposit weightings decreased. This change in mix largely reflects less willingness by certain customers to being locked into low CD rates and accounts with higher minimum balance requirements (money market) given the market-driven contraction of interest rate spreads between these accounts and less restrictive ones, such as demand deposits and savings. This shift in the deposit mix resulted in a greater drop in the overall cost of funds on deposits than would have been achieved through the reduction of interest rates alone. As a result of market interest rates remaining at historically low levels for an extended period of time, spreads between these groups of accounts have stabilized and customers appear to be more willing to hold term deposits given the lack of viable alternatives with similar risk/return characteristics. This factor combined with the Company's ongoing commitment to continually expand its advantageous IPC deposit base to fund earning-asset growth, prompted the development of a new CD product in September that has been an effective tool for attracting new time deposits.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

                  Table 16: Time Deposit > $100,000 Maturities

            (000's omitted)                      2003         2002
            --------------------------------------------------------
            Less than three months             $ 60,504     $ 63,891
            Three months to six months           24,351       28,255
            Six months to one year               48,306       29,646
            Over one years                       35,080       35,337
            --------------------------------------------------------
            Total                              $168,241     $157,129
            ========================================================

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York and Federal Reserve Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. The Company also had approximately $80 million in fixed and floating-rate subordinated debt outstanding at the end of 2003 that is held by unconsolidated subsidiary trusts. External borrowings averaged $508 million or 17% of total funding sources for all of 2003, essentially equivalent to 2002 levels. As shown in Table 17 below, at year-end 2003, $397 million or 59% of external borrowings had remaining terms of one year or less, up considerably from $248 million and 46% at the end of 2002. This change in external funding mix was undertaken to take advantage of an extremely steep yield curve and protect the Company from falling interest rates, its greatest interest rate risk exposure.

During fourth quarter 2003, $25 million in longer-term Federal Home Loan Bank borrowings were retired early and replaced with significantly lower rate, short-term debt, resulting in an earnings charge of $2.6 million. A similar strategy was executed in fourth quarter 2002 when approximately $11 million of intermediate-term FHLB borrowings were prepaid, resulting in a prepayment penalty of $925,000. Both of these strategies were implemented because the projected cost of the replacement debt, including prepayment charges, was favorable on a long-term, economic basis in comparison to holding the existing borrowings.

As displayed in Table 4 on page 18, the overall mix of funding has shifted somewhat over the past two years as a result of two major factors. First, the acquisitions completed during the 2001 to 2003 period supplied a substantial amount of deposits, but added insignificant levels of external borrowings, enabling the Company to fund the majority of its earning-asset growth with this favorable funding source. Consequently, the percentage of funding derived from deposits was 83.5% in 2003 on a full-year average balance basis, 2.0 percentage points higher than it was in 2001. This was despite the fact that the most recent acquisition, Grange did not close until late November 2003, and therefore its impact on the average funding mix was less pronounced in 2003 than it will be in 2004.

A second major development was that from January 2001 through mid-2003 market interest rates declined significantly, largely influenced by the Federal Reserve actions designed to stimulate a weakened US economy. In addition, short-term interest rates declined by a much greater degree than long rates, resulting in a much steeper yield curve. Management effectively responded to the changes in the interest rate environment by reducing deposit rates in a timely manner and greatly increasing the weighting of short-term borrowings in the external funding portion of the balance sheet. These moves contributed significantly to the 1.8 percentage-point drop in external borrowing costs and 2.2 percentage-point decline in the cost of total interest-bearing liabilities from 2001 to 2003.

The following table summarizes the outstanding balance of short-term borrowings of the Company as of December 31:

                         Table 17: Short-term Borrowings

            (000's omitted, except rates)                  2003          2002          2001
            ---------------------------------------------------------------------------------
            Federal funds purchased                      $ 36,300      $ 33,000      $ 14,200
            Term borrowings at banks (original term)
                 90 days or less                          361,000       215,000        31,100
                 Over 90 days                                                           1,000
            Capital lease obligations                          96           241           354
            ---------------------------------------------------------------------------------
                      Balance at end of period           $397,396      $248,241      $ 46,654
            =================================================================================

            Daily average during the year                $212,512      $141,024      $141,772
            Maximum month-end balance                    $397,396      $244,000      $268,600
            Weighted average rate during the year            1.26%         1.83%         4.75%
            Year-end average rate                            1.28%         1.50%         4.16%

The following table shows the maturities of various contractual obligations as of December 31, 2003:

                 Table 18: Maturities of Contractual Obligations

                                                                                              Amount
                                                                                  Amount     Maturing
                                                                                 Maturing     After
                                                                                  After       Three
                                                                     Amount        One        Years       Amount
                                                                    Maturing     Year but      but       Maturing
                                                                     Within       Within      Within       After
                                                                    One Year       Three       Five        Five
(000's omitted)                                                      or Less       Years       Years       Years         Total
--------------------------------------------------------------------------------------------------------------------------------
Time deposits                                                      $  817,550    $271,582    $ 84,827    $    393     $1,174,352
Federal funds purchased                                                36,300                                             36,300
Federal Home Loan Bank advances                                       361,000                  15,000     175,000        551,000
Subordinated debt held by unconsolidated subsidiary trusts                                                 80,390         80,390
Other borrowings                                                           96                                                 96
Operating leases                                                        2,114       3,599       2,488       4,286         12,487
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                            $1,217,060    $275,181    $102,315    $260,069     $1,854,625
================================================================================================================================

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with the extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

                Table 19: Off-Balance Sheet Financial Instruments

            (000's omitted)                    2003         2002
            ------------------------------------------------------
            Standby letters of credit        $ 19,163     $ 19,728
            Commitments to extend credit      315,898      332,422
            ------------------------------------------------------
                 Total                       $335,061     $352,150
            ======================================================

Investments

The objective of CBSI's investment portfolio is to hold low-risk, high-quality earning assets that provide favorable returns and another effective tool to actively manage its asset/liability position to maximize future net interest income production. This must be accomplished within the following constraints:
(a) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (b) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (c) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (d) generating a favorable return without undue compromise of the other requirements.

As displayed in Table 20 below, the book value of CBSI's investment portfolio increased $49 million or 4.0% during the year to $1.271 billion as a result of $249 million of strategic capital market purchases made primarily in the second half of 2003, offset by planned investment run-off and very limited sales. Average investment balances (book value basis) for 2003 were down $81 million or 6.4% versus the prior year. This decline was primarily a result of the de-leveraging policy that was in place in the first half of 2003, whereby investments were allowed to run-off and the proceeds were used to pay down external borrowing until investments opportunities became more attractive. This approach enabled the Company to avoid adding investments at unfavorable spreads while also building its capital position in order to improve its ability to make future strategic investments.

Investment interest income in 2003 was $8.0 million or 9.4% lower than the prior year as a result of the reduced average balances in the portfolio, and the drop in the average investment yield from 6.74% to 6.53%. The decline in the yield was primarily due to the general run-off of securities from the portfolio that been issued in the higher interest rate environments of previous periods and were partially replaced in the second half of the year with investments that carry comparatively lower yields. This was inevitable given the fact that longer-term market interest rates, despite modest increases in the third quarter of 2003, were still at historically low levels. However, the impact of lower investment yields was mostly offset by the funding of the purchases with very low rate short-term borrowings, resulting in similar net spreads. In an annual study conducted by Investment Performance Digest ("IPD") on banking results nationwide, CBSI ranked in the 96th percentile for one-year total returns (yield plus change in market value) on its investment portfolio.

In order to protect the Company against its exposure to falling interest rates, the vast majority of the investment purchases in 2003 were in intermediate-term US Agency securities with average call protection in excess of six years. Investments sales in the current year totaled less than $27 million and were all related to securities inherited from acquired companies, and resulted in an immaterial amount of net losses. The sales were based on the Company's total return strategy (see below) or to remove securities that no longer adhere to investment policy guidelines. Those proceeds that were reinvested resulted in an improved interest rate risk position. As of December 31, 2003 the investment portfolio had a weighted average life of 6.6 years.

The investment portfolio has very limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds insured by third parties. As of year-end 2003, these four AAA-rated (highest possible rating) security types accounted for 98% of the portfolio's total book value, excluding Federal Home Loan Bank stock and Federal Reserve Bank stock, or 48%, 6%, 7% and 37% respectively. These four security types also comprised 98% of total investments as of December 31, 2002 at 32%, 11%, 20% and 35%, respectively. The change in the investment mix reflects management's strategy over the last two years of primarily purchasing medium-term, call-protected US Agency and municipal bonds that offer both attractive yields and are free from short-term reinvestment risk. MBS and CMO securities typically possess a high level of this latter risk, particularly in periods with high levels of mortgage refinancing such as have existed over the last few years in the extremely low interest rate environment. As a consequence, the Company has avoided investing in these types of securities during this period, and this fact combined with high run-off rates explains the significant drop in their weighting in the total investment portfolio.

Since 1997, the Company has utilized total return as its primary methodology for managing investment portfolio assets. Under this analytical method, shareholder value is maximized through both interest income and market value appreciation. The commitment to this approach is reflected in the fact that no security sales were conducted in 2003 outside of minor transactions associated with the investments of acquired banks, despite the significant level of market gains in the portfolio (see MVA discussion in the following paragraph). Management chose not to take gains in the current year to increase short-term earnings at the expense of profitability in future periods. The effectiveness of the Company's strategic long-term planning focus is evidenced by its total return of 7.81% for the five-year period ending September 30, 2003, which placed it in the extremely favorable 98th peer percentile of the IPD study referenced above.

In recent years nearly all of the Company's investments were classified as available-for sale, but in 2003 a majority of the purchases made in the second half of the year were categorized as held-to-maturity investments. Eighty-nine percent of the investment portfolio was classified as available-for-sale at year-end 2003 versus 99% at the end of the two previous years. The net pre-tax market value gain over book value as of December 31, 2003 was $58.9 million, $5.7 million lower than it was one year earlier, but $41.5 million higher than the MVA at the end of 2001.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

                         Table 20: Investment Securities

                                                                  2003                           2002
                                                        -------------------------     -------------------------
                                                        Amortized                      Amortized
                                                        Cost/Book         Market       Cost/Book        Market
(000's omitted)                                           Value           Value          Value          Value
---------------------------------------------------     -------------------------     -------------------------
Held-to-Maturity Portfolio:
  U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies                $  127,635     $  125,003     $        0     $        0
  Obligations of state and political subdivisions            7,459          7,677          7,412          7,666
  Other securities                                           3,558          3,558          3,018          3,018
---------------------------------------------------     -------------------------     -------------------------
     Total held-to-maturity portfolio                      138,652        136,238         10,430         10,684
---------------------------------------------------     -------------------------     -------------------------

Available-for-Sale Portfolio:
  U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies                   456,913        479,454        380,243        411,278
  Obligations of state and political subdivisions          443,930        470,210        404,864        420,605
  Corporate securities                                      27,712         30,251         27,972         30,225
  Collateralized mortgage obligations (CMO's)               89,566         93,552        235,286        245,368
  Mortgage-backed securities                                76,628         80,177        131,755        137,211
---------------------------------------------------     -------------------------     -------------------------
    Sub-total                                            1,094,749      1,153,644      1,180,120      1,244,687
  Equity securities (1)                                     29,185         29,185         25,814         25,814
  Federal Reserve Bank common stock                          8,053          8,053          5,652          5,652
---------------------------------------------------     -------------------------     -------------------------
    Total available-for-sale portfolio                   1,131,987     $1,190,882      1,211,586     $1,276,153
                                                                       ==========                    ==========
Net unrealized gain on available-for-sale portfolio         58,895                        64,567
---------------------------------------------------     ----------                    ----------
     Total carrying value                               $1,329,534                    $1,286,583
                                                        ==========                    ==========

                                                                   2001
                                                        -------------------------
                                                         Amortized
                                                         Cost/Book        Market
(000's omitted)                                            Value          Value
---------------------------------------------------     -------------------------
Held-to-Maturity Portfolio:
  U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies                $        0     $        0
  Obligations of state and political subdivisions            7,608          7,832
  Other securities                                           2,532          2,532
---------------------------------------------------     -------------------------
     Total held-to-maturity portfolio                       10,140         10,364
---------------------------------------------------     -------------------------

Available-for-Sale Portfolio:
  U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies                   192,111        203,501
  Obligations of state and political subdivisions          282,109        277,593
  Corporate securities                                      43,392         44,399
  Collateralized mortgage obligations (CMO's)              400,100        403,780
  Mortgage-backed securities                               173,978        179,786
---------------------------------------------------     -------------------------
    Sub-total                                            1,091,690      1,109,059
  Equity securities (1)                                     25,863         25,863
  Federal Reserve Bank common stock                          5,652          5,652
---------------------------------------------------     -------------------------
    Total available-for-sale portfolio                   1,123,205     $1,140,574
                                                        ==========
Net unrealized gain on available-for-sale portfolio         17,369
---------------------------------------------------     ----------
     Total carrying value                               $1,150,714
                                                        ==========

(1) Includes $28,365, $24,575, and $24,700 of FHLB common stock at December 31, 2003, 2002, and 2001, respectively.

The following table sets forth as of December 31, 2003, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                  Table 21: Maturities of Investment Securities

                                                                        Amount          Amount
                                                         Amount        Maturing        Maturing
                                                        Maturing       After One      After Five       Amount            Total
                                                         Within        Year but       Years but       Maturing         Amortized
                                                        One Year        Within          Within         After           Cost/Book
(000's omitted, except rates)                            or Less      Five Years      Ten Years      Ten Years           Value
---------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Portfolio:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                 $    0        $     0        $ 99,267        $ 28,368        $  127,635
  Obligations of state and political subdivisions         4,582          2,390             487               0             7,459
  Other securities                                                                                       3,558             3,558
---------------------------------------------------------------------------------------------------------------------------------
     Total held-to-maturity portfolio                    $4,582        $ 2,390        $ 99,754        $ 31,926        $  138,652
=================================================================================================================================

Weighted Average Yield for Year(1)                         4.20%          6.44%           4.72%           5.47%             4.91%

Available-for-Sale Portfolio:
  U.S. Treasury securities and obligations of U.S.
    Government corporations and agencies                 $2,000        $ 5,401        $297,334        $152,178        $  456,913
  Obligations of state and political subdivisions         2,283         23,013         172,959         245,675           443,930
  Corporate securities                                        0            142           8,384          19,186            27,712
  Collateralized mortgage obligations (CMO's)                 0          1,478          29,892          58,196            89,566
  Mortgage-backed securities                                 46          4,555           2,512          69,515            76,628
---------------------------------------------------------------------------------------------------------------------------------
    Total available-for-sale portfolio                   $4,329        $34,589        $511,081        $544,750        $1,094,749
=================================================================================================================================

Weighted Average Yield for Year(1)                         6.18%          6.75%           6.03%           6.71%             6.39%

(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 38.9%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

Impact of Inflation and Changing Prices

The Company's financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular real estate.

New Accounting Pronouncements

In March 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. This disclosure requirement applies to earnings releases and similar announcements made after March 28, 2003. The Company adopted Regulation G in 2003.

See Accounting Pronouncement Section of Note A of the notes to the consolidated financial statements on page 50 for additional accounting pronouncements.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) risks related to credit quality, interest rate sensitivity and liquidity; (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) inflation, interest rate, market and monetary fluctuations;
(5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (6) changes in consumer spending, borrowing and savings habits; (7) technological changes; (8) any acquisitions or mergers that might be considered or consumated by the Company and the costs and factors associated therewith; (9) the ability to maintain and increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States; (11) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (12) the costs and effects of litigation and of any adverse outcome in such litigation; (13) other risk factors outlined in the Company's filings with the Securities and Exchange Commission from time to time; and (14) the success of the Company at managing the risks of the foregoing.

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

Item 7a. Quanitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Although more than a third of the securities portfolio at year-end 2003 was invested in municipal bonds, management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. The Company has an insignificant amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AAA-rated (highest possible rating). Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Committee (ALCO) which meets each month and is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.

As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools which enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's one-year net interest income sensitivity based on:

o     Asset and liability levels using December 31, 2003 as a starting point.

o There are assumed to be conservative levels of balance sheet growth-- low to mid single digit growth in loans, investments and deposits, augmented by necessary changes in borrowings and retained earnings, with no growth in other major portions of the balance sheet.

o The prime rate and federal funds rates are assumed to move up 200 basis points and down 100 basis points over a 12-month period while flattening the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate, generally reflecting 10%-70% of the movement of the federal funds rate.

o Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

                      Net Interest Income Sensitivity Model

                                     Calculated increase (decrease) in Projected
                                         Net Interest Income at December 31
                   Change in         -------------------------------------------
                 Interest Rates            2003                       2002
               -----------------------------------------------------------------
               + 200 basis points      ($3,900,000)                $2,800,000
               - 100 basis points      ($2,100,000)               ($3,000,000)

The change from 2002 largely reflects the increase in intermediate term US Agency investments with an average call protection of greater than 6 years. The addition of these investments which were funded relatively short reduced the net interest income as rates rise but improves the net interest income if rates were unchanged or decline.

In the 2003 model, both the rising and falling rate environments reflect a reduction in net interest income (NII) from a flat rate environment due to the assumed flattening of the yield curve. The modeled NII in a falling rate environment is initially more favorable than if rates were to rise due to a faster initial reaction from core deposit pricing and short-term capital market borrowing rates. Over a longer time period, however, the growth in NII improves significantly in a rising rate environment as a result of lower yielding earning assets running off and being replaced at increased rates. The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent auditor's reports of Community Bank System, Inc. and subsidiaries are contained on pages 40 through 68 of this item.

o     Consolidated Statements of Condition,
      December 31, 2003 and 2002

o     Consolidated Statements of Income,
      Years ended December 31, 2003, 2002, and 2001

o     Consolidated Statements of Changes in Shareholders' Equity,
      Years ended December 31, 2003, 2002, and 2001

o     Consolidated Statements of Comprehensive Income,
      Years ended December 31, 2003, 2002, and 2001

o     Consolidated Statements of Cash Flows,
      Years ended December 31, 2003, 2002, and 2001

o     Notes to Consolidated Financial Statements,
      December 31, 2003

o     Report of Independent Auditor

Quarterly Selected Data (Unaudited) for 2003 and 2002 are contained on page 69.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

                                                                                     December 31,         December 31,
                                                                                         2003                 2002
----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                              $   103,923          $   113,531

Held-to-maturity investment securities                                                   138,652               10,430
Available-for-sale investment securities                                               1,190,882            1,276,153
----------------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,327,120 and $1,283,819)                1,329,534            1,286,583

Loans                                                                                  2,128,509            1,806,905
Allowance for loan losses                                                                 29,095               26,331
----------------------------------------------------------------------------------------------------------------------
  Net loans                                                                            2,099,414            1,780,574

Premises and equipment, net                                                               61,705               56,997
Accrued interest receivable                                                               25,851               22,793

Core deposit intangibles, net                                                             33,998               30,769
Goodwill, net                                                                            159,596              104,059
Other intangibles, net                                                                     2,517                    0
----------------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                                 196,111              134,828

Other assets                                                                              38,859               41,941
----------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                    $ 3,855,397          $ 3,437,247
======================================================================================================================

Liabilities and Shareholders' Equity
Liabilities:
   Non-interest bearing deposits                                                     $   498,195          $   439,075
   Interest bearing deposits                                                           2,227,293            2,066,281
----------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                   2,725,488            2,505,356

  Federal funds purchased                                                                 36,300               33,000
  Borrowings                                                                             551,096              430,241
  Subordinated debt held by unconsolidated subsidiary trusts                              80,390               80,334
  Accrued interest and other liabilities                                                  57,295               63,278
----------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                 3,450,569            3,112,209
----------------------------------------------------------------------------------------------------------------------

Commitment and contingencies (see Note N)

Shareholders' equity:
  Preferred stock $1.00 par value, $100.00 stated value; 500,000 shares authorized, 0 shares issued
  Common stock no par $1.00 stated value, 20,000,000 shares authorized;
     14,373,306 and 12,978,554 shares issued for 2003 and 2002, respectively              14,373               12,979
  Additional paid-in capital                                                             144,440               79,058
  Retained earnings                                                                      218,628              194,483
  Accumulated other comprehensive income                                                  35,958               38,551
  Treasury stock, at cost (208,150 shares)                                                (8,490)                   0
  Employee stock plan - unearned                                                             (81)                 (33)
----------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                          404,828              325,038
----------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholders' Equity                                      $ 3,855,397          $ 3,437,247
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

                                                                                    Years Ended December 31,
                                                                             -------------------------------------
                                                                                2003          2002          2001
------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                 $ 125,256      $130,860     $ 132,014
  Interest and dividends on taxable investments                                 47,047        57,133        56,204
  Interest and dividends on non-taxable investments                             18,826        17,100        10,274
------------------------------------------------------------------------------------------------------------------
     Total interest income                                                     191,129       205,093       198,492
------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                          38,288        53,878        73,163
  Interest on federal funds purchased                                              298           511           883
  Interest on short-term borrowings                                              2,387         2,075         5,855
  Interest on subordinated debt held by unconsolidated subsidiary trusts         5,632         5,985         5,182
  Interest on long-term borrowings                                              12,696        14,794        16,754
------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                     59,301        77,243       101,837
------------------------------------------------------------------------------------------------------------------

Net interest income                                                            131,828       127,850        96,655
Less: provision for loan losses                                                 11,195        12,222         7,097
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            120,633       115,628        89,558
------------------------------------------------------------------------------------------------------------------

Non-interest income:
  Deposit service fees                                                          23,124        16,480        12,737
  Other banking services                                                         1,653         1,805         1,934
  Trust, investment and asset management fees                                    6,682         8,003         7,836
  Benefit plan administration, consulting and actuarial fees                     6,220         3,845         3,585
  (Loss) gain on investment securities & debt extinguishment                    (2,698)        1,673          (113)
------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                       34,981        31,806        25,979
------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                                53,164        47,864        40,930
  Occupancy                                                                      9,297         8,154         6,122
  Equipment and furniture                                                        7,828         7,538         6,075
  Amortization of intangible assets                                              5,093         5,953         6,679
  Legal and professional fees                                                    3,183         3,272         2,789
  Data processing                                                                6,800         6,574         4,727
  Office supplies                                                                1,996         2,321         1,995
  Acquisition and unusual expenses                                                 498           700         8,164
  Other                                                                         14,602        12,654        11,113
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       102,461        95,030        88,594
------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                      53,153        52,404        26,943
Income taxes                                                                    12,773        13,887         7,814
------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $  40,380      $ 38,517     $  19,129
==================================================================================================================

Basic earnings per share                                                     $    3.07      $   2.97     $    1.64
Diluted earnings per share                                                   $    2.99      $   2.93     $    1.62
Dividends declared per share                                                 $    1.22      $   1.12     $    1.08

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2001, 2002 and 2003
(In Thousands, Except Share Data)

                                                  Common Stock
                                         ------------------------------
                                                                                Additional
                                            Shares              Amount            Paid-In          Retained
                                         Outstanding            Issued            Capital          Earnings
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              10,559,897           $11,208            $37,711          $163,917
Net income                                                                                           19,129
Other comprehensive income,
  net of tax
Dividends declared:
  Common, $1.08 per share                                                                           (12,574)
Issuance of common stock                   1,308,800             1,309             30,755
Common stock issued under
  employee stock plan, including
  tax benefits of $6                          82,546                83              1,338
Fractional shares redeemed                      (431)               (1)               (12)
Stock issued for acquisition                 952,000               304              7,918
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              12,902,812           $12,903            $77,710          $170,472
Net income                                                                                           38,517
Other comprehensive income,
  net of tax
Dividends declared:
  Common, $1.12 per share                                                                           (14,506)
Common stock issued under
  employee stock plan, including
  tax benefits of $219                        75,742                76              1,348
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              12,978,554           $12,979            $79,058          $194,483
Net income                                                                                           40,380
Other comprehensive loss,
  net of tax
Dividends declared:
  Common, $1.22 per share                                                                           (16,235)
Common stock issued under
  employee stock plan, including
  tax benefits of $1,410                     247,661               247              6,161
Stock and options issued for
  acquisition                              1,147,091             1,147             59,221
Treasury stock purchased                    (208,150)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003              14,165,156           $14,373           $144,440          $218,628
============================================================================================================

                                          Accumulated
                                             Other                              Employee
                                         Comprehensive      Treasury           Stock Plan
                                             Income           Stock            -Unearned           Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 $5,966         ($17,006)              ($5)          $201,791
Net income                                                                                         19,129
Other comprehensive income,
  net of tax                                  1,315                                                 1,315
Dividends declared:
  Common, $1.08 per share                                                                         (12,574)
Issuance of common stock                                                                           32,064
Common stock issued under
  employee stock plan, including
  tax benefits of $6                                                              (381)             1,040
Fractional shares redeemed                                                                            (13)
Stock issued for acquisition                                  17,006                               25,228
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 $7,281               $0             ($386)          $267,980
Net income                                                                                         38,517
Other comprehensive income,
  net of tax                                 31,270                                                31,270
Dividends declared:
  Common, $1.12 per share                                                                         (14,506)
Common stock issued under
  employee stock plan, including
  tax benefits of $219                                                             353              1,777
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                $38,551               $0              ($33)          $325,038
Net income                                                                                         40,380
Other comprehensive loss,
  net of tax                                 (2,593)                                               (2,593)
Dividends declared:
  Common, $1.22 per share                                                                         (16,235)
Common stock issued under
  employee stock plan, including
  tax benefits of $1,410                                                           (48)             6,360
Stock and options issued for
  acquisition                                                                                      60,368
Treasury stock purchased                                      (8,490)                              (8,490)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                $35,958          ($8,490)             ($81)          $404,828
==========================================================================================================

See Note A "Earnings Per Share" concerning an announced two-for-one stock split.

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

                                                                                      Years Ended December 31,
                                                                               -------------------------------------
                                                                                 2003          2002          2001
--------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax:
  Change in minimum pension liability adjustment                               $     92      $  4,919       ($5,016)
  Unrealized (loss) gain on securities:
     Unrealized holding (losses) gains arising during period                     (5,727)       49,796         9,638
     Reclassification adjustment for losses (gains) included in net income           54        (2,598)       (2,546)
--------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax                                    (5,581)       52,117         2,076
Income tax benefit (expense) related to other comprehensive (loss) income         2,988       (20,847)         (761)
--------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                                    (2,593)       31,270         1,315

Net income                                                                       40,380        38,517        19,129
--------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                           $ 37,787      $ 69,787      $ 20,444
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, except Share Data)

                                                                                                       Years Ended December 31,
                                                                                                ------------------------------------
                                                                                                   2003         2002         2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                    $  40,380    $  38,517    $  19,129
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                                   7,139        6,596        5,049
     Amortization of intangible assets                                                              5,093        5,953        6,679
     Net amortization of premiums and discounts on securities and loans                             2,303        3,256        2,030
     Amortization of unearned compensation and discount on subordinated debt                          172          443          276
     Provision for loan losses                                                                     11,195       12,222        7,097
     Provision for deferred taxes                                                                     835        4,458         (835)
     Loss (gain) on sale of investment securities and early retirement of long-term borrowings      2,698       (1,673)         113
     Loss (gain) on loans and other assets                                                            350          (28)        (283)
     Proceeds from the sale of loans held for sale                                                 67,482        9,103       43,802
     Origination of loans held for sale                                                           (61,036)     (14,858)     (43,350)
     Change in other operating assets and liabilities                                              (3,541)     (11,815)       8,191
------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                        73,070       52,174       47,898
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of available-for-sale investment securities                                  41,227       96,294      141,959
  Proceeds from maturities of held-to-maturity investment securities                                5,229        4,521        6,172
  Proceeds from maturities of available-for-sale investment securities                            242,614      197,928      205,135
  Purchases of held-to-maturity investment securities                                            (133,517)      (4,577)      (5,946)
  Purchases of available-for-sale investment securities                                          (141,658)    (383,598)    (514,132)
  Net (increase) decrease in loans outstanding                                                   (151,520)     (77,906)      12,155
  Cash paid for acquisitions (net of cash acquired of $23,986, $0, $212,353)                       (9,630)           0      210,523
  Capital expenditures                                                                             (8,322)      (8,831)      (7,730)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                            (155,577)    (176,169)      48,136
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                                39,745       25,005      206,490
  Net change in time deposits                                                                     (68,220)     (65,619)    (166,998)
  Net change in federal funds purchased                                                             3,300       18,800      (34,530)
  Net change in borrowings                                                                        117,356      165,976      (92,642)
  Issuance of common stock                                                                          4,819        1,151       32,837
  Purchase of treasury stock                                                                       (8,490)           0            0
  Cash dividends paid                                                                             (15,466)     (14,228)     (10,980)
  Other financing activities                                                                         (145)        (113)        (113)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                                              72,899      130,972      (65,936)
------------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                                (9,608)       6,977       30,098
  Cash and cash equivalents at beginning of year                                                  113,531      106,554       76,456
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $ 103,923    $ 113,531    $ 106,554
====================================================================================================================================
Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                                                        $  60,062    $  79,250    $ 104,306
  Cash paid for income taxes                                                                    $  13,095    $   6,429    $   8,082
Supplemental Disclosures of Non-cash Financing and Investing Activities:
  Dividends declared and unpaid                                                                 $   4,529    $   3,760    $   3,482
  Gross change in unrealized gains on available-for-sale investment securities                    ($5,673)   $  47,198    $   7,092
  Change in minimum pension liability adjustment                                                     ($92)     ($4,919)   $   5,016
  Acquisitions:
     Fair value of assets acquired, excluding acquired cash                                     $ 327,530    $       0    $ 382,560
     Fair value of liabilities assumed                                                          $ 257,532    $       0    $ 569,685
     Common stock and options issued, including treasury stock of $17,006 in 2001               $  60,376    $       0    $  25,228
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC. AND SUBSIDIARIES

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. is a single bank holding company which wholly-owns four consolidated subsidiaries: Community Bank, N.A. (the Bank), Benefit Plans Administrative Services, Inc. (BPA), CFSI Closeout Corp. (CFSICC), and First of Jermyn Realty Co. (FJRC). BPA owns two subsidiaries, Benefit Plans Administrative LLC and Harbridge Consulting Group LLC. BPA provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC and FJRC are inactive companies.

The Bank operates 126 customer facilities throughout twenty-two counties of Upstate New York and five counties of Northeastern Pennsylvania. The Bank owns the following subsidiaries: Community Investment Services, Inc. (CISI), CBNA Treasury Management Corporation (TMC), CBNA Preferred Funding Corporation (PFC), Elias Asset Management, Inc. (EAM) and First Liberty Service Corp. (FLSC). CISI provides broker-dealer and investment advisory services. TMC operates the cash management, investment, and treasury functions of the Bank. PFC primarily is an investor inresidential real estate loans. EAM provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking related services to the Pennsylvania branches of the Bank.

The Company wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note A - Accounting Pronouncements and Notes H and P).

Basis of Presentation

All amounts except share, per-share and rates are presented in thousands.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

Critical Accounting Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates include the allowance for loan losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, the fair value of certain investment securities, and the carrying value of goodwill and other intangible assets.

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

Business Combinations

Since the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair value as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Prior to SFAS 141, certain business combinations were accounted for under the pooling-of-interests method, which required the retroactive combining of the assets, liabilities, shareholders' equity, and results of operations of the merged entity with the Company's respective accounts at historical amounts. Prior period financial statements were restated to give effect to business combinations accounted for under this method.

Revenue Recognition

The Company recognizes income on an accrual basis. CISI recognizes fee income when investment and insurance products are sold to customers. EAM provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed. Revenue from BPA's administration and recordkeeping services is recognized ratably over the service contract period. Revenue from consulting and actuarial services in recognized when services are rendered. All inter-company revenue and expense among related entities are eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment Securities

The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities has been classified as trading securities. Equity securities are stated at cost and include stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as non-interest income.

The average cost method is used in determining the realized gains and losses on sales of investment securities. Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity, estimated life, or earliest call date of the related security.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans

Loans are stated at unpaid principal balances, net of unearned income. Mortgage loans held for sale are carried at the lower of cost or fair value and are included in loans as the balance of such loans was not significant. Fair values for variable rate loans that reprice frequently are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Unearned discount on installment loans is recognized as income over the term of the loan, principally by the interest method. Non-refundable loan fees and related direct costs are included in the loan balances and are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method. Premiums and discounts on purchased loans are amortized on an accelerated method over the life of the loans.

Impaired and Other Nonaccrual Loans

The Company places a loan on nonaccrual status when the loan becomes ninety days past due (or sooner, if management concludes collection of interest is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection. A loan may be placed on nonaccrual status earlier than ninety days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis. Nonaccrual loans are returned to accrual status when management determines that the borrower's performance has improved and that both principal and interest are collectible. This generally requires a sustained period of timely principal and interest payments.

Commercial loans greater than $500,000 are evaluated individually for impairment in accordance with FASB No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.

The Company's charge-off policy by loan type is as follows:

o Commercial loans and commercial loans secured by real estate are generally charged-off to the extent outstanding principal exceeds the fair value of estimated proceeds from collection efforts, including liquidation of collateral. The charge-off is recognized when the loss becomes reasonably quantifiable, but no later than 120 days after an uncured delinquency.

o Consumer installment loans are generally charged-off to the extent outstanding principal balance exceeds the fair value of collateral, and are recognized by the end of the month in which the loan becomes 120 days past due.

o Loans secured by 1-4 family residential real estate are generally charged-off to the extent outstanding principal exceeds the fair value of the property, and are recognized when the loan becomes 180 days past due.

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

When appropriate, an impaired loan is assigned a specific allowance. Specific loan loss allocations for certain commercial loans are considered and revised as necessary. Charge-off of these commercial loans are taken against the specific allocations before being applied against the general reserve. General allocations on the commercial, residential and consumer loan portfolios are reviewed and recalculated quarterly based on historical loss experience and various qualitative judgement factors. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.

Intangible Assets

Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions. Goodwill is evaluated at least annually for impairment. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from 7 to 19 years.

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

Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance or fair value less estimated costs of disposal. At December 31, 2003 and 2002, other real estate, included in other assets, amounted to $1,077 and $704, respectively.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their allocated fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the period of estimated net servicing income or loss. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the servicing cost per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment using these same market assumptions.

Deposits

The fair value of deposit obligations are based on current market rates for alternative funding sources, principally the Federal Home Loan Bank of New York. The carrying value of accrued interest approximates fair value.

Borrowings

The carrying amounts of federal funds purchased and short-term borrowings approximate their fair values. Fair values for long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.

Since the Company considers debt extinguishments to be a component of its interest rate risk management, any related gains or losses are not deemed extraordinary and are presented in the non-interest income section of the consolidated statements of income.

Treasury Stock

On June 9, 2003, the Company announced a twelve-month authorization to repurchase up to 700,000 of its outstanding shares in open market or privately negotiated transactions. The repurchases will be for general corporate purposes, including those related to acquisition and stock plan activities. As of December 31, 2003, the Company has repurchased 208,150 shares at an aggregate cost of $8,490 or $40.79 per share.

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

Retirement Benefits

The Company has established tax-qualified retirement plans covering substantially all full-time employees and certain part-time employees. The Company also provides post-retirement benefits for eligible retired employees and dependents. Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans. In addition, the Company has unfunded deferred compensation and supplemental executive retirement plans for selected current and former employees and officers that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. These plans are nonqualified under the Internal Revenue Code, and assets used to fund benefit payments are not segregated from other assets of the Company.

Assets Under Management or Administration

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company. Substantially all fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in non-interest income. Assets under management or administration at December 31, 2003 and 2002 were $1,807,000 and $1,364,000, respectively.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share is based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method.

The treasury stock method determines the number of common shares that would be outstanding if all in-the-money options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were no anti-dilutive stock options for the year ended December 31, 2003.

On January 21, 2004, the Company announced a two-for-one stock split, subject to shareholder approval of an increase in its authorized shares. The split will be effected in the form of a 100% stock dividend, which the Company expects to be payable on or about April 12, 2004, to shareholders of record on or about March 17, 2004. The Company will seek approval of an amendment to increase its total authorized shares from 20 million to 50 million shares at a special Meeting of Shareholders to be held on March 26, 2004.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized holding gains on investment securities of $35,961, $38,610 and $10,330 and a minimum pension liability adjustment of ($3), ($59) and ($3,049) as of December 31, 2003, 2002 and 2001, respectively.

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

SFAS 123, "Accounting for Stock-Based Compensation," requires companies that use the "intrinsic value method" to account for stock compensation plans to provide pro forma disclosures of the net income and earnings per share effect of stock options using the "fair value method." Under this method, the fair value of the option on the date of grant is recognized ratably as compensation expense over the vesting period of the option.

Management estimated the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not necessarily a precise indicator of the value of an option, but it is commonly used for this purpose. The Black-Scholes model requires several assumptions, which management developed based on historical trends and current market observations. These assumptions include:

                                               2003          2002         2001
-------------------------------------------------------------------------------
Weighted-average expected life                7.55-8.76         6.74      7.02
Future dividend yield                             3.00%         3.00%     3.00%
Share price volatility                    25.59%-27.58%        27.82%    28.14%
Weighted average risk-free interest rate    3.82%-4.03%   3.81%-5.16%     5.11%
===============================================================================

If these assumptions are not accurate, the estimated fair value used to derive the information presented in the following table also will be inaccurate. Moreover, the model assumes that the estimated fair value of an option is amortized over the option's vesting period and would be included in salaries and employee benefits on the income statement. The pro forma impact of applying the fair value method of accounting for the years shown below may not be indicative of the pro forma impact in future years.

                                                              2003        2002        2001
-------------------------------------------------------------------------------------------
Net income, as reported                                     $40,380     $38,517     $19,129
Less: stock-based compensation expense determined under
  fair value method, net of tax                                 779         692         796
-------------------------------------------------------------------------------------------
     Pro forma net income                                   $39,601     $37,825     $18,333
===========================================================================================

Earnings per share as reported:
    Basic                                                   $  3.07     $  2.97     $  1.64
    Diluted                                                 $  2.99     $  2.93     $  1.62
Pro forma earnings per share:
    Basic                                                   $  3.01     $  2.92     $  1.57
    Diluted                                                 $  2.93     $  2.87     $  1.55
===========================================================================================

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

Accounting Pronouncements

In December 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Company periodically enters into such commitments with customers in connection with residential mortgage loan applications. At December 31, 2003 there were no loans held for sale.

In December 2003, the FASB revised SFAS No. 132, "Employer Disclosures about Pensions and Other Post-retirement Benefits". This statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and post-retirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. The Company adopted the provisions of this statement as of December 31, 2003 (see Note K).

In October 2003, the FASB preliminarily concluded that companies will be required to charge stock-option costs against earnings beginning in 2005. The new standard is to be exposed for public comment in early 2004, with a final rule expected to be issued in the second half of 2004.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, including certain preferred securities. Effective July 1, 2003, the Company adopted this pronouncement, which had no impact on the historical measurement or classification of financial instruments, or on the financial condition or results of operations of the Company.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. Provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that had been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. All provisions of SFAS No. 149 should be applied prospectively, except for paragraphs 7(a) and 23(a), which relate to forward purchases or sales of "when-issued" securities or other securities that do not yet exist, which should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs the majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN No. 46, VIE were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In December 2003, the FASB issued FIN 46R "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which modifies and clarifies FIN 46. Application of this guidance was effective for interests in certain VIE's commonly referred to as special-purpose entities
(SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

During the fourth quarter 2003, the Company retroactively applied the provisions of FIN 46 to three wholly-owned subsidiary trusts that issued preferred securities to third-party investors. The application of FIN 46 resulted in the de-consolidation of the three wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that were de-consolidated totalled $82,410 and $79,891 at December 31, 2003, and $82,461 and $79,938 at December 31, 2002.
See Note H for further information on the adoption of FIN No. 46 and its impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to the fair value method under SFAS No. 123, if a company so elects. SFAS No.148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Since the Company did not adopt the fair value method of accounting under SFAS No. 123, this pronouncement has had no impact on its consolidated financial statements.

In November 2002, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has complied with the disclosure requirements. The recognition and measurement provisions were adopted effective January 1, 2003, and had no material impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses From Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted this pronouncement as of July 1, 2002. As a result, gains and losses from debt extinguishments have been presented in the non-interest income section of the consolidated statements of income and all prior periods have been reclassified.

See Note F for discussion of recent accounting pronouncements related to goodwill and intangible assets.

NOTE B:  ACQUISITIONS

First Heritage Bank

On January 6, 2004, the Company announced an agreement to acquire First Heritage Bank in an all-stock transaction valued at approximately $74 million. Headquartered in Wilkes-Barre, Pa., First Heritage is a closely held $275 million-asset bank with three branches in Luzerne County. First Heritage's three branches will operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The acquisition is expected to close during the second quarter of 2004, pending both customary regulatory and First Heritage shareholder approval.

Grange National Banc Corp.

On November 24, 2003, the Company acquired Grange National Banc Corp. ("Grange"), a $280 million-asset bank holding company based in Tunkhannock, Pa. Grange's 12 branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The Company issued approximately 1,147,000 shares of its common stock to certain of the former shareholders at a cost of $47.94 per share. The remaining shareholders received $42.50 in cash or approximately $20.9 million. In addition, Grange stock options representing $5.4 million of fair value were exchanged for options of the Company. The results of Grange's operations have been included in the consolidated financial statements since that date.

Peoples Bankcorp Inc.

On September 5, 2003, the Company acquired Peoples Bankcorp, Inc. ("Peoples"), a $29-million-asset savings and loan holding company based in Ogdensburg, New York. Peoples' single branch is being operated as a branch of the Bank's network of branches in Northern New York. The purchase price of the transaction approximated $4.0 million in cash. The results of Peoples' operations have been included in the consolidated financial statements since that date.

Harbridge Consulting Group

On July 31, 2003, the Company acquired PricewaterhouseCoopers' Upstate New York Global Human Resource Solutions consulting group for a purchase price of approximately $7.1 million in cash. This practice has been renamed Harbridge Consulting Group ("Harbridge") and is a leading provider of retirement and employee benefits consulting services throughout Upstate New York, and is complementary to Benefit Plans Administrative Services, Inc., the Company's defined contribution plan administration subsidiary. The results of Harbridge's operations have been included in the consolidated financial statements since that date.

FleetBoston Financial Corporation branches

On November 16, 2001, the Company acquired 36 branches from FleetBoston Financial Corporation with $470 million in deposits and $177 million in loans. The branches are located in the Southwestern and Finger Lakes Regions of New York State. The acquisition has been accounted for under the purchase method of accounting.

Citizens National Bank of Malone

On January 26, 2001, the Company acquired the $111-million-asset Citizens National Bank of Malone, a commercial bank with five branches throughout Franklin and St. Lawrence counties in New York State. The Company issued 952,000 shares of its common stock to the former shareholders at a cost of $26.50 per share. All of the 648,100 shares held in the Company's treasury were issued in this transaction. The acquisition has been accounted for under the purchase method of accounting.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, including capitalized acquisition costs, as of the dates the acquisitions were consumated:

                                                       Grange         Peoples      Harbridge      FleetBoston        Citizens
                                                      National        Bankcorp     Consulting      Financial       National Bank
                                                     Banc Corp.         Inc.         Group        Corporation        of Malone
--------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                               $ 14,558        $ 9,428        $    0        $   5,028         $  3,777
Available-for-sale investment securities                62,941          2,650             0                0           46,029
Loans, net of allowance for loan losses                170,224         14,871             0          174,449           57,981
Premises and equipment, net                              3,306            400             0            9,600            1,495
Other assets                                             5,808             84           618            1,255            1,355
Goodwill                                                49,366          2,192         3,980           48,985           13,311
Other intangible assets                                  7,942            397         2,750           28,100                0
--------------------------------------------------------------------------------------------------------------------------------
  Total assets acquired                                314,145         30,022         7,348          267,417          123,948
Deposits                                               225,175         23,682             0          470,250           87,671
Borrowings                                                   0          1,000             0                0            9,950
Other liabilities                                        6,517          1,158             0              715            1,099
--------------------------------------------------------------------------------------------------------------------------------
  Total liabilities assumed                            231,692         25,840             0          470,965           98,720
--------------------------------------------------------------------------------------------------------------------------------
     Net assets acquired/(liabilities assumed)        $ 82,453        $ 4,182        $7,348        ($203,548)        $ 25,228
================================================================================================================================

First Liberty Bank Corp.

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

Results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the four months ended April 30, 2001 are as follows:

                                                   Net Interest        Net
                                                      Income         Income
---------------------------------------------------------------------------
Community Bank System, Inc.                          $24,742         $5,874
First Liberty Bank Corp                                6,112          1,765
---------------------------------------------------------------------------
  Combined                                           $30,854         $7,639
===========================================================================

Acquisition and Unusual Expenses

The Company incurred certain expenses in connection with the above acquisitions. The following table shows the components of acquisition and unusual expenses which are presented in the consolidated statements of income for the years ended December 31:

                                                      2003      2002        2001
--------------------------------------------------------------------------------
Acquisition expenses:
  Legal and professional fees                         $213      $455      $2,742
  Severance and employee benefits                        0        97       1,462
  Equipment write-downs                                  0         0         934
  Data processing                                      191        16         330
  Customer check repurchase                             10        61         811
  Other                                                 84        71       1,051
--------------------------------------------------------------------------------
     Total acquisition expenses                        498       700       7,330
Unusual expenses:
  Legal and professional fees                            0         0         395
  Other                                                  0         0         439
--------------------------------------------------------------------------------
     Total unusual expenses                              0         0         834
--------------------------------------------------------------------------------
     Total acquisition and unusual expenses           $498      $700      $8,164
================================================================================

NOTE C: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

                                                                  2003
                                         --------------------------------------------------------
                                                           Gross         Gross         Estimated
                                          Amortized     Unrealized     Unrealized        Fair
                                            Cost           Gains         Losses          Value
----------------------------------       --------------------------------------------------------
Held-to-Maturity Portfolio:
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies               $  127,635       $   235       $ 2,867       $  125,003
Obligations of state and
  political subdivisions                      7,459           218             0            7,677
Other securities                              3,558             0             0            3,558
----------------------------------       --------------------------------------------------------
Total held-to-maturity portfolio            138,652           453         2,867          136,238
----------------------------------       --------------------------------------------------------

Available-for-Sale Portfolio:
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                  456,913        22,638            97          479,454
Obligations of state and
  political subdivisions                    443,930        26,291            11          470,210
Corporate securities                         27,712         2,539                         30,251
Collateralized mortgage
  obligations (CMO's)                        89,566         3,987             1           93,552
Mortgage-backed securities                   76,628         3,668           119           80,177
----------------------------------       --------------------------------------------------------
    Sub-total                             1,094,749        59,123           228        1,153,644
Equity securities                            37,238                                       37,238
----------------------------------       --------------------------------------------------------
Total available-for-sale portfolio        1,131,987       $59,123       $   228       $1,190,882
                                                          ======================================
Net unrealized gain on available
  for-sale portfolio                         58,895
----------------------------------       ----------
     Total carrying value                $1,329,534
==================================       ==========

                                                                   2002
                                         -------------------------------------------------------
                                                           Gross         Gross         Estimated
                                          Amortized     Unrealized     Unrealized        Fair
                                            Cost           Gains         Losses          Value
----------------------------------       -------------------------------------------------------
Held-to-Maturity Portfolio:
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies               $        0       $     0       $     0       $        0
Obligations of state and
  political subdivisions                      7,412           254             0            7,666
Other securities                              3,018             0             0            3,018
----------------------------------       -------------------------------------------------------
Total held-to-maturity portfolio             10,430           254             0           10,684
----------------------------------       -------------------------------------------------------

Available-for-Sale Portfolio:
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                  380,243        31,035             0          411,278
Obligations of state and
  political subdivisions                    404,864        15,781            40          420,605
Corporate securities                         27,972         2,253             0           30,225
Collateralized mortgage
  obligations (CMO's)                       235,286        10,082             0          245,368
Mortgage-backed securities                  131,755         5,457             1          137,211
----------------------------------       -------------------------------------------------------
    Sub-total                             1,180,120        64,608            41        1,244,687
Equity securities                            31,466             0             0           31,466
----------------------------------       -------------------------------------------------------
Total available-for-sale portfolio        1,211,586       $64,608       $    41       $1,276,153
                                                          ======================================
Net unrealized gain on available
  for-sale portfolio                         64,567
----------------------------------       ----------
     Total carrying value                $1,286,583
==================================       ==========

All of the gross unrealized losses have been outstanding for less than twelve months. Management does not believe any individual unrealized loss as of December 31, 2003 represents an other than temporary impairment. The unrealized losses reported for the agency and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA and FHLMC and are currently rated AAA by Moody's and S&P. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Held-to-Maturity                Available-for-Sale
                                                                     -----------------------       ---------------------------
                                                                     Carrying        Market         Carrying          Market
                                                                      Value           Value           Value            Value
--------------------------------------------------------------       -----------------------       ---------------------------
Due in one year or less                                              $  4,580       $  4,609       $    4,283       $    4,367
Due after one through five years                                        2,390          2,524           28,557           29,684
Due after five years through ten years                                 99,756         98,224          478,677          501,519
Due after ten years                                                    31,926         30,881          417,038          444,345
--------------------------------------------------------------       -----------------------       ---------------------------
     Total                                                            138,652        136,238          928,555          979,915
Collateralized mortgage obligations (CMO's)                                 0              0           89,566           93,552
Mortgage-backed securities                                                  0              0           76,628           80,177
--------------------------------------------------------------       -----------------------       ---------------------------
     Total                                                           $138,652       $136,238       $1,094,749       $1,153,644
==============================================================       =======================       ===========================

Proceeds from sales of investment securities during 2003, 2002, and 2001 were $41,227, $197,928 and $141,959, respectively. Gross gains of approximately $11, $2,593, and $2,964 for 2003, 2002, and 2001, respectively, and gross losses of $65, $0, and $418, in 2003, 2002, and 2001, respectively, were realized on those sales.

Investment securities with a carrying value of $563,341 and $685,102 at December 31, 2003 and 2002, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D: LOANS

Major classifications of loans at December 31 are summarized as follows:

                                                         2003            2002
--------------------------------------------------------------------------------
Consumer mortgage                                     $  739,593      $  510,309
Business lending                                         689,436         629,874
Consumer indirect                                        325,304         287,453
Consumer direct                                          374,258         379,385
--------------------------------------------------------------------------------
  Gross loans                                          2,128,591       1,807,021
Unearned discount                                             82             116
--------------------------------------------------------------------------------
  Net loans                                            2,128,509       1,806,905
Allowance for loan losses                                 29,095          26,331
--------------------------------------------------------------------------------
Loans, net of allowance for loan losses               $2,099,414      $1,780,574
================================================================================

The estimated fair value of loans at December 31, 2003 and 2002 was $2,140,000 and $1,841,000, respectively. Non-accrual loans of $11,940 and $9,754 and accruing loans ninety days past due of $1,307 and $1,890 at December 31, 2003 and 2002, respectively, are included in net loans.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

--------------------------------------------------------------------------------
                                                       2003              2002
--------------------------------------------------------------------------------
Balance at beginning of year                         $ 15,735          $ 15,674
New loans                                               3,313               287
Payments                                               (4,210)             (226)
--------------------------------------------------------------------------------
Balance at end of year                               $ 14,838          $ 15,735
================================================================================

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $126,324, $103,663, and $119,838 at December 31, 2003, 2002, and 2001, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately and $773 and $717 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, mortgage servicing rights, included in other assets, amounted to $456 and $283, respectively.

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

                                           2003           2002           2001
--------------------------------------------------------------------------------
Balance at beginning of year             $ 26,331       $ 23,901       $ 20,035
Provision for loan losses                  11,195         12,222          7,097
Reserve on acquired loans                   1,832              0          3,353
Charge-offs                               (13,110)       (12,015)        (8,662)
Recoveries                                  2,847          2,223          2,078
--------------------------------------------------------------------------------
Balance at end of year                   $ 29,095       $ 26,331       $ 23,901
================================================================================

As of December 31, 2003 and 2002, the Company had impaired loans of $5,682 and $8,703, respectively. The specifically allocated allowance for loan loss recognized on these impaired loans was $1,825 and $3,200 at December 31, 2003 and 2002, respectively. For the year ended December 31, 2003 the Company had average impaired loans of $7,100 for which $46 of interest income recognized.

NOTE E: PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

                                                        2003             2002
--------------------------------------------------------------------------------
Land and land improvements                           $   8,616         $  8,270
Bank premises owned                                     53,560           47,129
Equipment                                               42,146           39,577
--------------------------------------------------------------------------------
  Premises and equipment, gross                        104,322           94,976
Allowance for depreciation                             (42,617)         (37,979)
--------------------------------------------------------------------------------
  Premises and equipment, net                        $  61,705         $ 56,997
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

The pro forma disclosures on net income and earnings per share of SFAS 142 and SFAS 147 for the twelve months ended December 31, 2003, 2002 and 2001 are as follows:

                                                Twelve Months Ended December 31,
--------------------------------------------------------------------------------
                                                   2003       2002       2001
--------------------------------------------------------------------------------
Reported net income                              $40,380    $38,517    $19,129
Plus: Goodwill amortization                                              2,945
--------------------------------------------------------------------------------
Adjusted net income                              $40,380    $38,517    $22,074
================================================================================
Basic earnings per share:
Reported net income                              $  3.07    $  2.97    $  1.64
Plus: Goodwill amortization                                               0.25
--------------------------------------------------------------------------------
Adjusted net income                              $  3.07    $  2.97    $  1.89
================================================================================
Diluted earnings per share:
Reported net income                              $  2.99    $  2.93    $  1.62
Plus: Goodwill amortization                                               0.25
--------------------------------------------------------------------------------
Adjusted net income                              $  2.99    $  2.93    $  1.87
================================================================================

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                As of December 31, 2003                        As of December 31, 2002
                                        ---------------------------------------       ---------------------------------------
                                         Gross                            Net          Gross                            Net
                                        Carrying      Accumulated      Carrying       Carrying      Accumulated      Carrying
                                         Amount      Amortization       Amount         Amount      Amortization       Amount
---------------------------------       ---------------------------------------       ---------------------------------------
Amortizing intangible assets:
  Core deposit intangibles              $ 55,455       ($21,457)       $ 33,998       $ 47,366       ($16,597)       $ 30,769
  Other intangibles                        2,750           (233)          2,517              0              0               0
---------------------------------       ---------------------------------------       ---------------------------------------
     Total amortized intangibles          58,205        (21,690)         36,515         47,366        (16,597)         30,769
Non-amortizing intangible assets:
  Goodwill                               177,969        (18,373)        159,596        122,432        (18,373)        104,059
---------------------------------       ---------------------------------------       ---------------------------------------
     Total intangible assets, net       $236,174       ($40,063)       $196,111       $169,798       ($34,970)       $134,828
=================================       =======================================       =======================================

As shown in Note B the increases in the gross carrying amount of core deposit intangibles, other intangibles and goodwill relate to the 2003 acquisition of Grange National Banc Corp. ($49,366 in goodwill), Peoples Bankcorp Inc. ($2,192 in goodwill) and Harbridge Consulting Group ($3,980 in goodwill). No goodwill impairment adjustments were recognized in 2003 and 2002.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

      2004            $ 6,571
      2005              5,754
      2006              4,862
      2007              4,700
      2008              4,535
Thereafter             10,093
-----------------------------
     Total            $36,515
=============================

NOTE G: DEPOSITS

Deposits consist of the following at December 31:

                                                   2003                  2002
--------------------------------------------------------------------------------
Demand                                          $  498,195            $  439,075
Savings                                          1,052,941               962,056
Time                                             1,174,352             1,104,225
--------------------------------------------------------------------------------
  Total deposits                                $2,725,488            $2,505,356
================================================================================

The estimated fair value of deposits at December 31, 2003 and 2002 was approximately $2,536,000 and $2,523,000, respectively.

At December 31, 2003 and 2002, time certificates of deposit in denominations of $100 and greater totaled $168,241 and $157,129, respectively.

The approximate maturities of time deposits at December 31, 2003 are as follows:

2004                      $  894,215
2005                         145,307
2006                          49,609
2007                          59,232
2008                          25,595
Thereafter                       394
------------------------------------
  Total                   $1,174,352
====================================

NOTE H: BORROWINGS

Outstanding borrowings at December 31 are as follows:

                                                                    2003        2002
--------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased                                         $ 36,300    $ 33,000
  Federal Home Loan Bank advances                                  361,000     215,000
  Other borrowings                                                      96         241
--------------------------------------------------------------------------------------
     Total short-term borrowings                                   397,396     248,241
Long-term borrowings:
  Federal Home Loan Bank advances                                  190,000     215,000
   Subordinated debt held by unconsolidated subsidiary trusts,
    net of discount of $1,519 and $1,575                            80,390      80,334
--------------------------------------------------------------------------------------
       Total long-term borrowings                                  270,390     295,334
--------------------------------------------------------------------------------------
        Total borrowings                                          $667,786    $543,575
======================================================================================

The weighted-average interest rates on short-term borrowings for the years ended December 31, 2003 and 2002 were 1.26% and 1.83%, respectively. Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and mortgage-backed securities portfolio.

Long-term borrowings at December 31, 2003 have maturity dates as follows:

                                                                      Weighted
                                                       Amount       Average Rate
--------------------------------------------------------------------------------
January 23, 2008                                      $ 10,000          5.44%
January 28, 2008                                         5,000          5.48%
April 14, 2010                                          25,000          6.35%
September 27, 2010                                      50,000          5.88%
October 12, 2010                                        50,000          5.84%
November 1, 2010                                        50,000          5.77%
February 3, 2027                                        30,772          9.75%
July 16, 2031                                           25,085          5.12%
July 31, 2031                                           24,533          4.92%
--------------------------------------------------------------------------------
  Total                                               $270,390          6.15%
================================================================================

The estimated fair value of long-term borrowings at December 31, 2003 and 2002 was approximately $314,000 and $345,000 respectively.

In December 2003, the Company prepaid $25,000 of Federal Home Loan Bank ("FHLB") advances with maturity dates ranging from January 30, 2008 to February 4, 2008 and a weighted-average rate of 5.31%. In December 2002, the Company prepaid $11,000 of FHLB advances with maturity dates ranging from December 15, 2003 to December 31, 2004 and a weighted-average rate of 6.17%. In September 2001, the Company prepaid $95,000 of FHLB advances with maturity dates ranging from December 17, 2002 to February 23, 2004 and a weighted-average rate of 5.38%. As a result of these prepayments, the Company incurred penalties of $2,600, $925 and $2,659 in 2003, 2002 and 2001, respectively. These penalties have been reflected in the consolidated statements of income as gain (loss) on investment securities and early retirement of long-term borrowings.

The Company sponsors three business trusts, Community Capital Trust I, Community Capital Trust II, and Community Statutory Trust III, of which 100% of the common stock is owned by the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

        Issuance  Preferred             Interest              Maturity             Call                         Call
Trust    Date     Securities              Rate                  Date             Provision                      Price
------------------------------------------------------------------------------------------------------------------------------------
I       2/3/1997    30,000     9.75%                          2/03/2027   10 year beginning 2007  104.5400% declining to par in 2017
II     7/16/2001    25,000     six-month LIBOR plus 3.75%     7/16/2031    5 year beginning 2006  107.6875% declining to par in 2011
III    7/31/2001    24,450     three-month LIBOR plus 3.58%   7/31/2031    5 year beginning 2006  107.5000% declining to par in 2011
====================================================================================================================================

In the fourth quarter 2003, as a result of applying the provisions of FIN 46, as discussed in Note A, the Company was required to de-consolidate these subsidiary trusts from its financial statements. The de-consolidation of the net assets and results of operations of the trusts had an immaterial impact on the Company's financial statements. The Company continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the preferred securities issued by the trusts. The reported consolidated debt obligation related to the trusts increased from $77,931 to $80,390 at December 31, 2003 and $77,375 to $80,334 at December 31, 2002, as a result of de-consolidation, with the difference representing the Company's common ownership interest in the trusts that is now reported as an investment.

The preferred securities held by the trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether de-consolidation of the trusts will affect the qualification of the preferred securities as Tier 1 capital. If it is determined that the preferred securities no longer qualify as Tier 1 capital, the Company would still exceed the regulatory required minimum for capital adequacy purposes.

NOTE I: INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is as follows:

                                          2003            2002            2001
--------------------------------------------------------------------------------
Current:
     Federal                            $11,534         $ 9,268         $ 8,301
     State                                  341             161             348
Deferred:
     Federal                                758           3,764            (691)
     State                                  140             694            (144)
--------------------------------------------------------------------------------
Total income taxes                      $12,773         $13,887         $ 7,814
================================================================================

Components of the net deferred tax liability, included in other assets/liabilities, as of December 31 are as follows:

                                                       2003              2002
--------------------------------------------------------------------------------
Allowance for loan losses                            $ 10,537          $ 10,112
Employee benefits                                       1,610             1,430
Goodwill                                                    0               978
Other                                                   2,009             1,935
--------------------------------------------------------------------------------
  Total deferred tax asset                             14,156            14,455
--------------------------------------------------------------------------------

Investment securities                                  24,216            27,089
Goodwill                                                4,910                 0
Loan origination costs                                  3,324             2,462
Depreciation                                            3,526             2,809
Pension                                                 1,586             3,111
Mortgage servicing rights                                 178               110
--------------------------------------------------------------------------------
  Total deferred tax liability                         37,740            35,581
--------------------------------------------------------------------------------
  Net deferred tax liability                         ($23,584)         ($21,126)
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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

                                                  2003        2002        2001
--------------------------------------------------------------------------------
Federal statutory income tax rate                 35.0%       35.0%       35.0%
Increase (reduction) in taxes resulting from:
     Tax-exempt interest                         (11.2%)      (9.9%)     (11.1%)
     State income taxes, net of federal benefit    0.1%        0.6%        0.7%
     Other                                         0.1%        0.8%        4.5%
--------------------------------------------------------------------------------
Effective income tax rate                         24.0%       26.5%       29.1%
================================================================================

NOTE J: LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2003, the Bank had approximately $19,531 in undivided profits legally available for the payments of dividends.

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

NOTE K: BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan covering the majority of its employees and retirees. The benefits are based on years of service and the participant's average compensation, as defined in the Plan. The Company also provides health and life insurance benefits for eligible retired employees and dependents. The Company funds this plan as costs are incurred. The Company accrues for the estimated cost of these benefits through charges to expense during the years that the employees earn these benefits. Using a measurement date of December 31, the following table shows the funded status of the Company's plans reconciled with amounts reported in the Company's consolidated statements of condition:

                                                       Pension Benefits      Post-retirement Benefits
                                                   -----------------------   ------------------------
                                                     2003          2002         2003         2002
----------------------------------------------     -----------------------     ---------------------
Change in benefit obligation
Benefit obligation at the beginning of year        $ 31,520      $ 29,039      $ 4,159      $ 3,378
Service cost                                          1,674         1,173          275          159
Interest cost                                         1,953         1,779          260          241
Participant contributions                                 0             0          186          161
Plan amendment/acquisition                            1,726             0          220            0
Other loss                                            1,218             0            0            0
Deferred actuarial loss                               3,387           699          391          491
Benefits paid                                        (1,345)       (1,170)        (408)        (271)
----------------------------------------------     -----------------------     ---------------------
Benefit obligation at end of year                    40,133        31,520        5,083        4,159
----------------------------------------------     -----------------------     ---------------------
Change in plan assets
Fair value of plan assets at beginning of year       29,133        21,084            0            0
Actual return of plan assets                          6,815        (2,781)           0            0
Participant contributions                                 0             0          186          161
Employer contributions                                2,181        12,000          222          110
Benefits paid                                        (1,345)       (1,170)        (408)        (271)
----------------------------------------------     -----------------------     ---------------------
Fair value of plan assets at end of year             36,784        29,133            0            0
----------------------------------------------     -----------------------     ---------------------

Unfunded status                                      (3,349)       (2,387)      (5,083)      (4,159)
Unrecognized actuarial loss                          13,234        15,122          615          232
Unrecognized prior service cost (benefit)             1,361          (397)         361          391
Unrecognized transition (asset) liability                 0            (4)         369          410
----------------------------------------------     -----------------------     ---------------------
Prepaid (accrued) benefit cost                     $ 11,246      $ 12,334      ($3,738)     ($3,126)
==============================================     =======================     =====================

In 2003, the Company amended its defined benefit pension plan to provide certain benefits that were previously accrued under supplemental retirement plans.

The accumulated benefit obligation for the pension plan was $35,025 and $26,845 as of December 31, 2003 and 2002, respectively. The Company does not anticipate making a contribution to its defined benefit pension plan in 2004.

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

                                    Pension Benefits    Post-retirement Benefits
                                   ------------------   ------------------------
                                   2003         2002         2003         2002
------------------------------     ------------------   ------------------------
Discount rate                      5.90%        6.10%        5.90%        6.10%
Expected return on plan assets     9.00%        9.00%        0.00%        0.00%
Rate of compensation increase      4.00%        4.00%        0.00%        0.00%
==============================     ==================   ========================

The net periodic benefit cost as of December 31 is as follows:

                                                 Pension Benefits          Post-retirement Benefits
                                         --------------------------------  ------------------------
                                           2003        2002        2001      2003    2002    2001
--------------------------------------   --------------------------------  ------------------------
Service cost                             $ 1,674     $ 1,173     $ 1,121     $275    $159    $165
Interest cost                              1,953       1,779       1,650      260     241     210
Expected return on plan assets            (2,567)     (2,268)     (1,921)       0       0       0
Net amortization and deferral              1,027         402         218        8       0       0
Amortization of prior service cost           (33)        (33)       (114)      31      30      30
Amortization of transition obligation         (4)        (19)        (19)      41      41      41
Other expense                              1,218           0           0        0       0       0
--------------------------------------   --------------------------------  ------------------------
Net periodic benefit cost                $ 3,268     $ 1,034     $   935     $615    $471    $446
======================================   ================================  ========================

Other expense represents a $1.2 million adjustment recorded in the fourth quarter of 2003 to reflect the proper actuarial impact of indexing salary levels associated with certain benefits frozen in 1988.

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

                                               Pension Benefits                Post-retirement Benefits
                                        -----------------------------       -----------------------------
                                        2003        2002        2001        2003        2002        2001
------------------------------          -----------------------------       -----------------------------
Discount rate                           6.10%       6.75%       7.00%       6.10%       6.75%       7.00%
Expected return on plan assets          9.00%       9.00%       9.00%       0.00%       0.00%       0.00%
Rate of compensation increase           4.00%       4.00%       4.00%       0.00%       0.00%       0.00%
==============================          =============================       =============================

The expected long-term rate of return was estimated by reviewing historical returns on the pension investment portfolio, considering the current target asset allocations. The asset allocation for the defined benefit pension plan as of December 31, by asset category, is as follows:

                                                             % of Plan Assets
                                                         -----------------------
                                                         2003               2002
--------------------------------------------------------------------------------
  Mutual funds                                            42%                20%
  Equity securities                                       28%                39%
  Debt securities                                         20%                21%
  Cash                                                    10%                20%
--------------------------------------------------------------------------------
     Total                                               100%               100%
================================================================================

Equity securities include $2,230 and $1,426 of Community Bank System, Inc. stock at December 31, 2003 and 2002, respectively.

The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations. At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds. The Company's perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking. Asset allocation favors equities, with a target allocation of approximately 75% equity securities, 20% fixed income securities and 5% cash. Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges. Prohibited transactions include purchase of securities on margin, uncovered call options, short sale transactions, and use of real estate, unlisted limited partnerships, derivative products or venture capital loans as fixed income investment vehicles.

The assumed health care cost trend rate used in the post-retirement health plan at December 31 is as follows:

                                                                           2003
--------------------------------------------------------------------------------
Health care cost trend rate for next year                                  9.50%
Rate to which the cost trend rate is assumed to
  decline (ultimate trend rate)                                            5.00%
Year the rate reaches the ultimate trend rate                              2013
================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

                                                             1% Point   1% Point
                                                             Increase   Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost components         29         (22)
Effect on post-retirement benefit obligation                   188        (166)
================================================================================

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor post-retirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" permits deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Company has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the post-retirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. The Company anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

The Company has a 401(k) Employee Stock Ownership Plan that is qualified under
Section 401(k) of the Internal Revenue Code. Employees can contribute from 1% to 90% of eligible compensation, with up to 6% being eligible for matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees. The expense recognized under this plan for the years ended December 31, 2003, 2002 and 2001, was $733, $666, and $528, respectively. The Company also has a Deferred Compensation Plan for Certain Executive Employees that is unqualified under Section 401(k) of the Internal Revenue Code. Under this Plan, participants may contribute 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan. Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan in the form of Company common stock. The Company incurs no expense related to this plan.

The Company has nonqualified deferred compensation and supplemental retirement plans for several current and former directors, officers, and key employees. The liability arising from these plans is being accrued over the participant's remaining period of service so that at the expected retirement date, the then present value of the annual payments will have been expensed. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2003 and 2002, the Company has recorded a liability of $6,020 and $3,690, respectively. The expense recognized under these plans for the years ended December 31, 2003, 2002, and 2001 was $1,585, $952, and $469, respectively.

Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director's fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in his account. As of December 31, 2003 and 2002, there were 28,451 and 25,510 shares credited to the participants' accounts, for which a liability of $894 and $781 was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2003, 2002 and 2001, was $113, $126, and $164, respectively.

The Company has a Stock Balance Plan for non-employee directors who have completed six months of service. The Plan is a nonqualified, noncontributory defined benefit plan. The Plan provides benefits for service prior to January 1, 1996 based on a predetermined formula and benefits for service after January 1, 1996 based on the performance of the Company's common stock. Participants become fully vested after six years of service. The directors can elect to receive offset stock options that may reduce the Company's liability under the Plan. These options vest immediately and expire one year after the date the director retires or two years in the event of death. Benefits are payable in the form of cash and/or Company stock (as elected by the director) on January 1st of the year after the director retires from the Board. As of December 31, 2003 and 2002, the accrued pension liability was $251 and $379, respectively. The expense recognized under this plan for the years ended December 31, 2003, 2002 and 2001, was $38, $69, and $4, respectively. The expense and related liability were calculated using a dividend rate of 3.00%, stock price appreciation of 6.00%, and a discount rate of 5.9% for 2003, 6.10% for 2002, and 6.75% for 2001.

NOTE L: STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers, and key employees. Under this program the Company authorized 2,537,000 shares of Company common stock for the grant of incentive stock options, restricted stock awards, nonqualified stock options, retroactive stock appreciation rights, and offset options to its Stock Balance Plan (see Note K). The offset options vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term. They vest and become exercisable on a grant by grant basis, ranging from immediate vesting to ratably over a five-year period. Activity in these plans is as follows:

                                                                                           Weighted
                                                                                           Average
                                                                                           Exercise
                                                                                            Price
                              Options           Range of Option           Shares          of Options
                            Outstanding         Price Per Share        Exercisable       Outstanding
----------------------------------------------------------------------------------------------------
December 31, 2000             774,426           $6.75 - $34.81           542,703           $24.57
Granted                       272,979           24.90
Exercised                     (65,851)          7.50 - 26.50
Forfeited                      (5,488)          19.13 - 31.31
----------------------------------------------------------------------------------------------------
December 31, 2001             976,066           $6.75 - $34.81           652,114           $25.37
Granted                       206,702           26.20 - 31.35
Exercised                     (96,018)          6.75 - 29.31
Forfeited                      (1,988)          24.75 - 26.20
----------------------------------------------------------------------------------------------------
December 31, 2002           1,084,762           $12.13 - $34.81          707,405           $26.16
Granted                       423,565           5.34 - 47.85
Exercised                    (284,104)          7.29 - 31.35
Forfeited                      (5,936)          23.13 - 31.31
----------------------------------------------------------------------------------------------------
December 31, 2003           1,218,287           $5.34 - $47.85           757,901           $25.57
====================================================================================================

Options granted in 2003 include approximately 193,000 options exchanged in connection with the Grange acquisition.

At December 31, 2003 the range of exercise prices and other information relating to the Company's stock options is as follows:

                                  Options Outstanding                 Options Exercisable
                       -----------------------------------------    ----------------------
                                       Weighted       Weighted                    Weighted
                                       Average        Average                     Average
   Range of                            Exercise      Remaining                    Exercise
Exercise Price           Shares         Price       Life (years)     Shares         Price
---------------        -----------------------------------------    ----------------------
 $5.34 - $9.74           126,579        $ 7.66           2.2        126,579        $ 7.66
 $9.74 - $14.61           18,609         11.91           2.7         18,609         11.91
$14.61 - $19.48           76,348         17.90           3.7         76,348         17.90
$19.48 - $24.35          103,282         23.09           6.0         69,846         23.08
$24.35 - $29.22          376,088         25.47           7.5        163,106         25.30
$29.22 - $34.09          361,635         30.87           7.3        157,167         30.41
$34.09 - $38.96          153,746         34.96           8.6        146,246         34.81
$38.96 - $43.83            1,000         41.02           9.6              0          0.00
$43.83 - $47.85            1,000         47.85          10.0              0          0.00
---------------        -----------------------------------------    ----------------------
Total                  1,218,287        $25.57           6.6        757,901        $23.97
===============        =========================================    ======================

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

NOTE M:  EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

                                                                      Per Share
                                            Income        Shares        Amount
--------------------------------------------------------------------------------
Year Ended December 31, 2003
  Basic EPS                                $40,380        13,149        $3.07
  Stock options                                              368
----------------------------------------------------------------
     Diluted EPS                           $40,380        13,517        $2.99
================================================================

Year Ended December 31, 2002
  Basic EPS                                $38,517        12,973        $2.97
  Stock options                                              194
----------------------------------------------------------------
     Diluted EPS                           $38,517        13,167        $2.93
================================================================

Year Ended December 31, 2001
  Basic EPS                                $19,129        11,681        $1.64
  Stock options                                              144
----------------------------------------------------------------
     Diluted EPS                           $19,129        11,825        $1.62
================================================================

NOTE N: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved with the extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

The contract amount of commitment and contingencies as of December 31 is as follows:

                                                        2003              2002
--------------------------------------------------------------------------------
Standby letters of credit                             $ 19,163          $ 19,728
Commitments to extend credit                           315,898           332,422
--------------------------------------------------------------------------------
     Total                                            $335,061          $352,150
================================================================================

The fair value of these financial instruments approximates carrying value.

The Company has an unused line of credit of $10,000 at December 31, 2003. The Company has unused borrowing capacity of approximately $194,000 through collateralized transactions with the Federal Home Loan Bank and $24,590 through collateralized transactions with the Federal Reserve Bank. As of December 31, 2003, the Company has a letter of credit of approximately $12,669 that expires on June 16, 2004.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2003 was $52,336, of which $2,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $50,336 was represented by cash on hand.

NOTE O: LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $1,940, $1,896, and $1,414 in 2003, 2002 and 2001, respectively. The future minimum rental commitments as of December 31, 2003 for all non-cancelable operating leases are as follows:

2004                      $ 2,114
2005                        1,878
2006                        1,721
2007                        1,498
2008                          990
Thereafter                  4,286
---------------------------------
  Total                   $12,487
=================================

NOTE P: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under capital adequacy guidelines the Company must maintain minimum total core capital to risk weighted assets of 8%, and tier I capital to risk weighted assets and tier I capital to average assets of 4%. Management believes, as of December 31, 2003 and December 31, 2002, that the Company and Bank meets all capital adequacy requirements to which it is subject and is "well capitalized" under the regulatory framework of prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total core capital to risk weighted assets of 10%, tier I capital to risk weighted assets of 6% and tier I capital to average assets of 5%.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

                                                          2003                          2002
                                                ------------------------      ------------------------
                                                 Company         Bank          Company         Bank
------------------------------------------------------------------------      ------------------------
Tier 1 capital to average assets
  Amount                                        $249,641       $245,809       $228,947       $213,786
  Ratio                                             7.26%          7.28%          7.05%          6.59%
  Minimum required amount                       $137,607       $134,977       $129,848       $129,777

Tier 1 capital to risk weighted assets
  Amount                                        $249,641       $245,809       $228,947       $213,786
  Ratio                                            11.76%         11.63%         12.07%         11.29%
  Minimum required amount                       $ 84,916       $ 84,576       $ 75,863       $ 76,772

Total core capital to risk weighted assets
  Amount                                        $276,177       $272,339       $252,654       $237,465
  Ratio                                            13.01%         12.88%         13.32%         12.54%
  Minimum required amount                       $169,831       $169,151       $151,725       $151,545

NOTE Q: PARENT COMPANY STATEMENTS

The condensed balance sheet of the parent company at December 31 is as follows:

                                                            2003          2002
--------------------------------------------------------------------------------
Assets:
  Cash                                                    $ 24,429      $ 16,999
  Investment securities                                      2,747         2,523
  Investment in and advances to subsidiaries               482,407       389,945
  Other assets                                               3,161         2,336
--------------------------------------------------------------------------------
     Total assets                                         $512,744      $411,803
================================================================================

Liabilities and shareholders' equity:
  Accrued interest and other liabilities                  $  7,526      $  6,431
  Borrowings                                               100,390        80,334
  Shareholders' equity                                     404,828       325,038
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity           $512,744      $411,803
================================================================================

The condensed statement of income of the parent company for the years ended December 31 is as follows:

                                                            2003        2002        2001
-----------------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiaries                             $42,771     $29,587     $18,373
  Interest on investments                                       6          10          57
-----------------------------------------------------------------------------------------
        Total revenues                                     42,777      29,597      18,430
-----------------------------------------------------------------------------------------

Expenses:
  Interest on long term notes and debentures                5,765       6,112       5,041
  Other expenses                                               84           9          48
-----------------------------------------------------------------------------------------
        Total expenses                                      5,849       6,121       5,089
-----------------------------------------------------------------------------------------

Income before tax benefit and equity in undistributed
  net income of subsidiaries                               36,928      23,476      13,341
Income tax benefit                                          1,364       1,572       1,419
-----------------------------------------------------------------------------------------
Income before equity in undistributed net income
  of subsidiaries                                          38,292      25,048      14,760
Equity in undistributed net income of subsidiaries          2,088      13,469       4,369
-----------------------------------------------------------------------------------------
Net income                                                $40,380     $38,517     $19,129
=========================================================================================

The statements of cash flows of the parent company for the years ended December 31 is as follows:

                                                                   2003          2002          2001
-----------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                     $ 40,380      $ 38,517      $ 19,129
  Adjustments to reconcile net income to net cash provided
     by operating activities
          Equity in undistributed net income of subsidiaries       (2,088)      (13,469)       (4,369)
          Net change in other assets and other liabilities          1,633          (886)        5,109
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          39,925        24,162        19,869
-----------------------------------------------------------------------------------------------------

Investing Activities:
  Purchase of investment securities                                  (227)          (76)         (210)
  Sale of investment securities                                         0             0           500
  Capital contributions to subsidiaries                           (33,131)         (831)      (80,399)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (33,358)         (907)      (80,109)
-----------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in borrowings                                         20,000        (6,100)            0
  Proceeds from junior subordinated debentures                          0             0        50,981
  Issuance of common stock, net of issuance costs                   4,819         1,151        32,837
  Purchase of treasury stock                                       (8,490)            0             0
  Cash dividends paid                                             (15,466)      (14,228)      (10,980)
-----------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                      863       (19,177)       72,838
-----------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                 7,430         4,078        12,598
  Cash and cash equivalents at beginning of year                   16,999        12,921           323
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $ 24,429      $ 16,999      $ 12,921
=====================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                         $  5,841      $  6,412      $  3,883

Supplemental disclosures of non-cash financing activities
  Dividends declared and unpaid                                  $  4,529      $  3,760      $  3,482
=====================================================================================================

On November 16, 2001 and December 12, 2001, the Company issued 1,200,000 and 108,800 shares of common stock at a price of $26.35. Proceeds from the issuance of common stock, net of issuance costs, were $32,064.

                         Report of Independent Auditors

Board of Directors and Shareholders
Community Bank System, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years then ended in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note F to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards Nos. 142 "Goodwill and Other Intangible Assets" and 147 "Accounting for Certain Acquisitions of Banking and Thrift Institutions."

/s/ Pricewaterhousecoopers LLP

Syracuse, New York
January 26, 2004

                        TWO YEAR SELECTED QUARTERLY DATA

2003 RESULTS                                                 4th          3rd          2nd          1st
                                                           Quarter      Quarter      Quarter      Quarter        Total
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $34,703      $32,539      $32,102      $32,484      $131,828
Provision for loan losses                                    3,093        2,029        2,673        3,400        11,195
-----------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses       31,610       30,510       29,429       29,084       120,633
Non-interest income                                          7,618        9,725        8,891        8,747        34,981
Operating expenses                                          27,799       25,152       25,123       24,387       102,461
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  11,429       15,083       13,197       13,444        53,153
Income taxes                                                 2,759        3,354        3,165        3,495        12,773
-----------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 8,670      $11,729      $10,032      $ 9,949      $ 40,380
=======================================================================================================================

Basic earnings per share                                   $  0.64      $  0.90      $  0.77      $  0.76      $   3.07
Diluted earnings per share                                 $  0.62      $  0.87      $  0.75      $  0.75      $   2.99
=======================================================================================================================

2002 RESULTS                                                 4th          3rd          2nd          1st
                                                           Quarter      Quarter      Quarter      Quarter        Total
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $33,848      $32,397      $31,437      $30,168      $127,850
Provision for loan losses                                    5,042        2,278        3,384        1,518        12,222
-----------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses       28,806       30,119       28,053       28,650       115,628
Non-interest income                                          7,846        7,882        8,516        7,562        31,806
Operating expenses                                          23,807       22,864       23,883       24,476        95,030
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  12,845       15,137       12,686       11,736        52,404
Income taxes                                                 3,206        4,087        3,416        3,178        13,887
-----------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 9,639      $11,050      $ 9,270      $ 8,558      $ 38,517
=======================================================================================================================

Basic earnings per share                                   $  0.74      $  0.85      $  0.71      $  0.66      $   2.97
Diluted earnings per share                                 $  0.73      $  0.84      $  0.70      $  0.65      $   2.93
=======================================================================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

As of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including their officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Based upon this evaluation, these officers concluded that the design and effectiveness of the disclosure controls and procedures is sufficient to accomplish their purpose.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled "Nominees for Director and Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement. The information concerning executive officers of the Company required by this Item 10 is incorporated by reference to Item 4A of this Annual Report on Form 10-K. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the code of ethics is posted on the Company's web-site at www.communitybankna.com. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, the code of ethics that relates to certain elements thereof, by posting such information on its web-site referenced above. In addition, information concerning Audit Committee Financial Expert is included in the Proxy Statement under the caption "Audit Committee Report" and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled "Audit Fees" in the Company's Proxy Statement.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.    Documents Filed

      1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

            -     Consolidated Statements of Condition,
                  December 31, 2003 and 2002

            -     Consolidated Statements of Income,
                  Years ended December 31, 2003, 2002, and 2001

            - Consolidated Statements of Changes in Shareholders' Equity, Years ended December 31, 2003, 2002, and 2001

            - Consolidated Statements of Comprehensive Income, Years ended December 31, 2003, 2002, and 2001

            -     Consolidated Statement of Cash Flows,
                  Years ended December 31, 2003, 2002, and 2001

            -     Notes to Consolidated Financial Statements,
                  December 31, 2003

            -     Independent Auditor's Report

            -     Quarterly selected data,
                  Years ended December 31, 2003 and 2002 (unaudited)

      2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

      3. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

            2.1 Amended and Restated Agreement and Plan of Merger, dated June 7, 2003, by and between Community Bank System, Inc. and Grange National Banc Corp. Incorporated by reference to Annex A to the proxy statement/prospectus included in the Registration Statement on Form S-4 (Reg. No. 333-107949) filed on August 20, 2003, as amended.

            2.2 Agreement and Plan of Merger, dated May 6, 2003, by and among the Registrant, PB Acquisition Corp. and Peoples Bankcorp, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on May 8, 2003).

            2.3 Agreement and Plan of Merger, dated November 29, 2000, by and between Community Bank System, Inc. and First Liberty Bank Corp. Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on December 20, 2000 (File No. 001-13695).

            2.4 Agreement regarding the Agreement and Plan of Merger, dated September 26, 2000, by and between Community Bank, N.A. and The Citizens National Bank of Malone. Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

            2.5 Purchase and Assumption Agreement, dated December 6, 1994, by and between Community Bank System, Inc. and The Chase Manhattan Bank, N.A. Incorporated by reference to Exhibit No. 10.01 to the Registration Statement on Form S-2 filed on April 11, 1995 (Registration No. 033-58539).

            3.1 Certificate of Incorporation of Community Bank System, Inc., as amended. Incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

            3.2 Bylaws of Community Bank System, Inc., as amended. Incorporated by reference to Exhibit No. 3.2 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

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

            4.3 Form of Common Stock Certificate. Incorporated by reference to Exhibit No. 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 filed on October 24, 2001 (Registration No. 333-68866).

            10.1 Employment Agreement, effective March 1, 2004, by and between Community Bank System, Inc. and Sanford A. Belden.* **

            10.2 Supplemental Retirement Plan Agreement, effective March 1, 2004, by and between Community Bank System Inc. and Sanford A. Belden. * **

            10.3 Agreement dated December 23, 2002, by and between Community Bank System, Inc., Community Bank N.A. and David G. Wallace. Incorporated by reference to Exhibit 10.2 to the Annual Report on 10-K for the year ended December 31, 2002. **

            10.4 Employment Agreement, effective March 8, 2004, by and between Community Bank System, Inc. and Mark E. Tryniski. * **

            10.5 Supplemental Retirement Plan Agreement, effective July 1, 2003, by and between Community Bank System Inc. and Mark E. Tryniski. * **

            10.6 Employment Agreement, effective March 20, 2003, by and between Community Bank System, Inc. and James A. Wears. * **

            10.7 Supplemental Retirement Plan Agreement, effective February 1, 2004, by and between Community Bank System Inc. and James A. Wears.
            * **

            10.8 Employment Agreement, effective March 20, 2003, by and between Community Bank System, Inc. and Michael A. Patton. * **

            10.9 Supplemental Retirement Plan Agreement, effective February 1, 2004, by and between Community Bank System Inc. and Michael A. Patton. * **

            10.10 Employment Agreement, effective November 21, 2003, by and between Community Bank System, Inc. and Thomas A. McCullough. * **

            10.11 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. * **

            10.12 Employment Agreement, effective April 3, 2000, by and between Community Bank System, Inc. and David J. Elias. * **

            10.13 1994 Long-Term Incentive Compensation Program, as amended. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed on April 3, 2001 (File No. 001-13695). **

            10.14 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (File No. 001-13695).

            10.15 Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (File No. 001-13695).

            21.1 Subsidiaries of Community Bank System, Inc.

                                                                  Jurisdiction
                  Name                                          of Incorporation
                  ----                                          ----------------
                  Community Bank, N.A                              New York
                  Community Capital Trust I                        Delaware
                  Community Capital Trust II                       Delaware
                  Community Statutory Trust III                    Connecticut
                  Community Financial Services, Inc.               New York
                  Benefit Plans Administrative Services, Inc.      New York
                  Benefit Plans Administrative Services LLP        New York
                  Harbridge Consulting Group LLP                   New York
                  CBNA Treasury Management Corporation             New York
                  Community Investment Services, Inc.              New York
                  CBNA Preferred Funding Corp.                     Delaware
                  CFSI Close-Out Corp.                             New York
                  Elias Asset Management, Inc.                     Delaware
                  First Liberty Service Corporation                Delaware
                  First of Jermyn Realty Co.                       Delaware

            23.1 Consent of PricewaterhouseCoopers LLP. *

            31.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

            31.2 Certification of Mark E. Tryniski, Treasurer, Chief Operating Officer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

            32.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

            32.2 Certification of Mark E. Tryniski, Treasurer, Chief Operating Officer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

            * Filed herewith

            **Denotes management contract or compensatory plan or arrangement

B.    Reports on Form 8-K

      Form 8-K related to quarterly earnings press release was filed on October 21, 2003.

C.    Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.


By:  /s/ Sanford A. Belden
   ---------------------------
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 12, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2004.


/s/ James A. Gabriel
-------------------------------
James A. Gabriel, Director and
Chairman of the Board of Directors


/s/ Mark E. Tryniski
-------------------------------
Mark E. Tryniski
Treasurer, Chief Operating Officer and Chief Financial Officer

Directors:


/s/ Brian R. Ace
-------------------------------
Brian R. Ace, Director


/s/ John M. Burgess
-------------------------------
John M. Burgess, Director


/s/ Paul M. Cantwell, Jr.
-------------------------------
Paul M. Cantwell, Jr., Director


/s/ William M. Dempsey
-------------------------------
William M. Dempsey, Director


/s/ Nicholas A. DiCerbo
-------------------------------
Nicholas A. DiCerbo, Director


/s/ Lee T. Hirschey
-------------------------------
Lee T. Hirschey, Director


/s/ Harold S. Kaplan
-------------------------------
Harold S. Kaplan, Director


/s/ Saul Kaplan
-------------------------------
Saul Kaplan, Director


/s/ David C. Patterson
-------------------------------
David C. Patterson, Director


/s/ Peter A. Sabia
-------------------------------
Peter A. Sabia, Director


/s/ William N. Sloan
-------------------------------
William N. Sloan, Director


/s/ Sally A. Steele
-------------------------------
Sally A. Steele, Director