Form 10-Q
period 2004-03-31
COMMUNITY BANK SYSTEM INC
filed 2004-05-07
CIK 723188

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004
                         Commission file number 0-11716

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X| Yes No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

 Common Stock, $1.00 par value - 28,529,999 shares outstanding as of May 5, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.   Financial Information

Item 1.  Financial Statements (Unaudited)

      Consolidated Statements of Condition
      March 31, 2004 and December 31, 2003                                    3

      Consolidated Statements of Income
      Three months ended March 31, 2004 and 2003                              4

      Consolidated Statement of Changes in Shareholders' Equity
      Three months ended March 31, 2004                                       5

      Consolidated Statements of Comprehensive Income
      Three months ended March 31, 2004 and 2003                              6

      Consolidated Statements of Cash Flows
      Three months ended March 31, 2004 and 2003                              7

      Notes to the Consolidated Financial Statements
      March 31, 2004                                                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk           26

Item 4.  Controls and Procedures                                             27

Part II. Other Information

Item 1.  Legal Proceedings                                                   28

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchases
         of Equity Securities                                                28

Item 3.  Defaults upon Senior Securities                                     28

Item 4.  Submission of Matters to a Vote of Securities Holders               28

Item 5.  Other Information                                                   28

Item 6.  Exhibits and Reports on Form 8-K                                    28

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                           March 31,         December 31,
                                                                                             2004                2003
------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                  $    79,373         $   103,923

Held-to-maturity investment securities                                                       137,827             138,652
Available-for-sale investment securities                                                   1,209,763           1,190,882
------------------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,349,570 and $1,327,120, respectively)      1,347,590           1,329,534

Loans                                                                                      2,105,415           2,128,509
Allowance for loan losses                                                                     28,821              29,095
------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                                2,076,594           2,099,414

Premises and equipment, net                                                                   61,267              61,705
Accrued interest receivable                                                                   23,611              25,851

Core deposit intangibles, net                                                                 32,493              33,998
Goodwill, net                                                                                159,944             159,596
Other intangibles, net                                                                         2,383               2,517
------------------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                                     194,820             196,111

Other assets                                                                                  39,381              38,859
------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                        $ 3,822,636         $ 3,855,397
========================================================================================================================

Liabilities and Shareholders' Equity
Liabilities:
   Non-interest bearing deposits                                                         $   481,309         $   498,195
   Interest bearing deposits                                                               2,259,624           2,227,293
------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                       2,740,933           2,725,488

  Federal funds purchased                                                                      7,000              36,300
  Borrowings                                                                                 505,072             551,096
  Subordinated debt held by unconsolidated subsidiary trusts                                  80,404              80,390
  Accrued interest and other liabilities                                                      66,204              57,295
------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                     3,399,613           3,450,569
------------------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note H)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued
  Common stock, $1.00 par value, 50,000,000 shares authorized;
     29,099,024 and 28,746,612 shares issued in 2004 and 2003, respectively                   29,099              28,747
  Additional paid-in capital                                                                 132,866             130,066
  Retained earnings                                                                          225,199             218,628
  Accumulated other comprehensive income                                                      47,584              35,958
  Treasury stock, at cost (539,100 and 416,300 shares, respectively)                         (11,227)             (8,490)
  Employee stock plan - unearned                                                                (498)                (81)
------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                              423,023             404,828
------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholders' Equity                                          $ 3,822,636         $ 3,855,397
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                            Three Months Ended March 31,
                                                                            ---------------------------
                                                                                 2004            2003
-------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                    $32,517        $ 31,215
  Interest and dividends on taxable investments                                  12,222          12,374
  Interest and dividends on non-taxable investments                               5,182           4,682
-------------------------------------------------------------------------------------------------------
     Total interest income                                                       49,921          48,271
-------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                            8,634          10,636
  Interest on federal funds purchased                                                86              85
  Interest on short-term borrowings                                               1,035             477
  Interest on subordinated debt held by unconsolidated subsidiary trusts          1,391           1,424
  Interest on long-term borrowings                                                2,821           3,165
-------------------------------------------------------------------------------------------------------
     Total interest expense                                                      13,967          15,787
-------------------------------------------------------------------------------------------------------

Net interest income                                                              35,954          32,484
Less: provision for loan losses                                                   2,050           3,400
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                              33,904          29,084
-------------------------------------------------------------------------------------------------------

Non-interest income:
  Deposit service fees                                                            5,784           5,205
  Other banking services                                                            650             869
  Trust, investment and asset management fees                                     1,702           1,677
  Benefit plan administration, consulting and actuarial fees                      2,384           1,101
  Gain (loss) on investment securities & debt extinguishment                         10             (45)
-------------------------------------------------------------------------------------------------------
Total non-interest income                                                        10,530           8,807
-------------------------------------------------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                                 15,167          12,700
  Occupancy                                                                       2,630           2,421
  Equipment and furniture                                                         2,152           1,904
  Amortization of intangible assets                                               1,639           1,281
  Legal and professional fees                                                       997             719
  Data processing                                                                 1,880           1,619
  Office supplies                                                                   521             586
  Acquisition expenses                                                              970               0
  Other                                                                           3,800           3,217
-------------------------------------------------------------------------------------------------------
Total operating expenses                                                         29,756          24,447
-------------------------------------------------------------------------------------------------------

Income before income taxes                                                       14,678          13,444
Income taxes                                                                      3,523           3,495
-------------------------------------------------------------------------------------------------------
Net Income                                                                      $11,155        $  9,949
=======================================================================================================

Basic earnings per share                                                        $  0.39        $   0.38
Diluted earnings per share                                                      $  0.38        $   0.38
Dividends declared per share                                                    $  0.16        $   0.15

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Three Months Ended March 31, 2004
(In Thousands, Except Share Data)

                                            Common Stock                                Accumulated
                                       -----------------------  Additional                 Other                Employee
                                         Shares        Amount     Paid-In    Retained  Comprehensive  Treasury  Stock Plan
                                       Outstanding     Issued     Capital    Earnings      Income       Stock   -Unearned    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003, as
  previously reported                   14,165,156     $14,373   $144,440    $218,628      $35,958    ($ 8,490)    ($81)   $404,828
Two for one stock split                 14,165,156      14,374    (14,374)                                                        0
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003, as
  restated                              28,330,312      28,747    130,066     218,628       35,958      (8,490)     (81)    404,828

Net income                                                                     11,155                                        11,155

Other comprehensive income, net of
  tax                                                                                       11,626                           11,626

Dividends declared:
  Common, $.16 per share                                                       (4,584)                                       (4,584)

Common stock issued under employee
  stock                                    352,412         352      2,800                                          (417)      2,735
plan

Treasury stock purchased                  (122,800)                                                     (2,737)              (2,737)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004               28,559,924     $29,099   $132,866    $225,199      $47,584    ($11,227)     ($498) $423,023
===================================================================================================================================

See Note B "Stock Split" concerning approved two-for-one stock split.

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2004             2003
--------------------------------------------------------------------------------------------------
Other comprehensive income, before tax:
  Change in minimum pension liability adjustment                         $      0         $     97
  Unrealized gain on securities:
     Unrealized holding gains arising during period                        19,057            6,532
     Reclassification adjustment for gains included in net income             (10)               0
--------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                     19,047            6,629
Income tax expense related to other comprehensive income                   (7,421)          (1,766)
--------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                     11,626            4,863
Net income                                                                 11,155            9,949
--------------------------------------------------------------------------------------------------
Comprehensive income                                                     $ 22,781         $ 14,812
==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                             2004              2003
---------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                              $  11,155         $   9,949
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                             1,983             1,697
     Amortization of intangible assets                                                        1,639             1,281
     Net amortization of premiums and discounts on securities and loans                         475               611
     Amortization of unearned compensation and discount on subordinated debt                     57                22
     Provision for loan losses                                                                2,050             3,400
     (Gain) loss on investment securities and debt extinguishment                               (10)               45
     Loss (gain) on loans and other assets                                                        7              (233)
     Proceeds from the sale of loans held for sale                                                0            31,266
     Origination of loans held for sale                                                           0           (26,111)
     Change in other operating assets and liabilities                                         2,827            (1,201)
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                  20,183            20,726
---------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from sales of available-for-sale investment securities                            17,091             6,960
  Proceeds from maturities of held-to-maturity investment securities                          1,205             1,095
  Proceeds from maturities of available-for-sale investment securities                       50,193            58,086
  Purchases of held-to-maturity investment securities                                          (417)           (1,191)
  Purchases of available-for-sale investment securities                                     (67,385)           (1,750)
  Net decrease (increase) in loans outstanding                                               20,781           (20,981)
  Capital expenditures                                                                       (1,751)           (1,680)
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                               19,717            40,539
---------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Net change in demand deposits, NOW accounts, and savings accounts                           5,857            37,658
  Net change in time deposits                                                                 9,588            (7,054)
  Net change in federal funds purchased                                                     (29,300)           17,000
  Net change in borrowings                                                                  (46,000)         (115,043)
  Issuance of common stock                                                                    2,695               756
  Purchase of treasury stock                                                                 (2,737)                0
  Cash dividends paid                                                                        (4,529)           (3,760)
  Other financing activities                                                                    (24)              (28)
---------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                  (64,450)          (70,471)
---------------------------------------------------------------------------------------------------------------------

Change in cash and cash equivalents                                                         (24,550)           (9,206)
  Cash and cash equivalents at beginning of period                                          103,923           113,531
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $  79,373         $ 104,325
=====================================================================================================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                                                  $  14,402         $  16,406
  Cash paid for income taxes                                                              $     157         $   1,600
Supplemental Disclosures of Non-cash Financing and Investing Activities:
  Dividends declared and unpaid                                                           $   4,584         $   3,775
  Gross change in unrealized gains on available-for-sale investment securities            $  19,047         $   6,532
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements may not include all information and footnotes necessary to constitute a complete set of financial statements under generally accepted accounting principles applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B: OTHER MATTERS

At a special meeting of the shareholders held on March 26, 2004, the shareholders approved an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of common stock to 50 million. This amendment was effected in connection with the previously announced two-for-one stock split of the Company's common stock. The stock split was effected in the form of a 100 percent stock dividend, and was paid on April 12, 2004 to shareholders of record on March 17, 2004. Accordingly, all share, option and per-share amounts have been adjusted in the consolidated financial statements to reflect the stock split.

On January 6, 2004, the Company announced an agreement to acquire First Heritage Bank in an all-stock transaction valued at approximately $74 million. Headquartered in Wilkes-Barre, Pa., First Heritage is a closely held $275 million-asset bank with three branches in Luzerne County, Pennsylvania. First Heritage's three branches will operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The acquisition is expected to close during May 2004.

On June 9, 2003, the Company announced a twelve-month authorization to repurchase up to 1,400,000 of its outstanding shares in open market or privately negotiated transactions. The repurchases will be for general corporate purposes, including those related to acquisition and stock plan activities. As of March 31, 2004, the Company has purchased under this authorization 539,100 shares at an aggregate cost of $11.2 million and an average price per share of $20.83.

NOTE C: ACCOUNTING POLICIES

Critical Accounting Policies

Allowance for Loan Losses

Management continually evaluates the credit quality of its loan portfolio, and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management's best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is subjective in nature and requires significant estimates.

The Company's allowance methodology consists of two broad components. The first component includes a determination of estimated general losses in accordance with SFAS No. 5, "Accounting for Contingencies". This general allowance component reflects inherent probable losses related to pools of homogeneous loans that are evaluated collectively, including consumer mortgage, installment loans, and business loans that are not impaired. Allowance levels for these loan pools are based principally on historical loss factors, as well as qualitative factors that are expected to effect loss experience, including delinquency, underwriting and economic trends and conditions. The second component of the allowance reflects specific losses related to individual business loans that are both greater than $500,000 and in a non-accruing status with respect to interest. Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral.

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

Intangible Assets

Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from 7 to 19 years. Goodwill is evaluated at least annually for impairment. The carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific risk indicators.

Retirement Benefits

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers. Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including discount rate, rate of future compensation increases and expected return on plan assets.

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

                                                     2004          2003
-----------------------------------------------------------------------
Weighted-average expected life                           7.79      8.76
Future dividend yield                                    3.00%     3.00%
Share price volatility                           25.47%-25.59%    27.58%
Weighted average risk-free interest rate           4.02%-4.05%     4.03%
=======================================================================

If these assumptions are not accurate, the estimated fair value used to derive the information presented in the following table also will be inaccurate. Moreover, the model assumes that the estimated fair value of an option is amortized over the option's vesting period and would be included in salaries and employee benefits on the income statement. The pro forma impact of applying the fair value method of accounting for the periods shown below may not be indicative of the pro forma impact in future years.

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
(000's omitted except per share amounts)                                  2004          2003
---------------------------------------------------------------------------------------------
Net income, as reported                                                 $11,155        $9,949
Less: stock-based compensation expense determined under
  fair value method, net of tax                                             408           242
---------------------------------------------------------------------------------------------
     Pro forma net income                                               $10,747        $9,707
=============================================================================================

Earnings per share:
   As reported:
      Basic                                                               $0.39         $0.38
      Diluted                                                             $0.38         $0.38
   Pro forma:
      Basic                                                               $0.38         $0.37
      Diluted                                                             $0.36         $0.37
=============================================================================================

As of March 31, 2004 there were 2,511,494 stock options outstanding.

New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments." This staff accounting bulletin deals with loan commitments a Company originates with the intention of selling. It requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. The Company periodically enters into such commitments with customers in connection with residential mortgage lending. The Company did not sell any of its loan commitments during the first quarter of 2004 and thus this standard did not have any impact on its financial condition or results of operations.

In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft, "Share-Based Payment: an amendment of FASB No. 123 and 95." This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the accounting for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. A final statement is expected to be issued during the fourth quarter of 2004 and will be effective as of January 1, 2005. Management does not expect the impact of the adoption of this exposure draft to be materially different from the pro forma impacts disclosed under SFAS No. 123.

In December 2003, the FASB revised SFAS No. 132, "Employer Disclosures about Pensions and Other Post-retirement Benefits". This statement retains the disclosures required by the original standard and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and post-retirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. The Company adopted the interim disclosure provisions of this statement as of March 31, 2004 (see Note G).

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" permits deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. The Company has elected to defer accounting for the effects of this new legislation until additional authoritative guidance is issued. Accordingly, the post-retirement benefit obligations and net periodic costs reported in the accompanying financial statements do not reflect the impact of this legislation. Further accounting guidance, when issued, could require changes to previously reported financial information. The Company anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

NOTE D: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share is based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 431,360 and 292,492 anti-dilutive stock options outstanding as of March 31, 2004 and 2003, respectively. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2004 and 2003.

                                                                Per Share
(000's omitted, except per share data)       Income   Shares      Amount
-------------------------------------------------------------------------
Three Months Ended March 31, 2004
  Basic EPS                                 $11,155   28,579       $0.39
  Stock options                                          978
------------------------------------------------------------
     Diluted EPS                            $11,155   29,557       $0.38
============================================================
Three Months Ended March 31, 2003
  Basic EPS                                  $9,949   26,058       $0.38
  Stock options                                          430
------------------------------------------------------------
     Diluted EPS                             $9,949   26,488       $0.38
============================================================

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                   As of March 31, 2004                            As of December 31, 2003
                                         -----------------------------------------        -----------------------------------------
                                          Gross                              Net           Gross                             Net
                                         Carrying       Accumulated       Carrying        Carrying      Accumulated        Carrying
(000's omitted)                           Amount       Amortization        Amount          Amount       Amortization        Amount
----------------------------------------------------------------------------------        -----------------------------------------
Amortizing intangible assets:
  Core deposit intangibles               $ 55,455        ($22,962)        $ 32,493        $ 55,455        ($21,457)        $ 33,998
  Other intangibles                         2,750            (367)           2,383           2,750            (233)           2,517
----------------------------------------------------------------------------------        -----------------------------------------
     Total amortizing intangibles          58,205         (23,329)          34,876          58,205         (21,690)          36,515
Non-amortizing intangible assets:
  Goodwill                                159,944               0          159,944         159,596               0          159,596
----------------------------------------------------------------------------------        -----------------------------------------
     Total intangible assets, net        $218,149        ($23,329)        $194,820        $217,801        ($21,690)        $196,111
==================================================================================        =========================================

The increase in the carrying value of goodwill of $340,000 primarily relates to fair value adjustments associated with certain acquired buildings and post-retirement obligations. No goodwill impairment adjustments were recognized in 2004 and 2003. The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)       Amount
----------------------------
    April-Dec 2004   $ 4,933
              2005     5,754
              2006     4,862
              2007     4,700
              2008     4,535
        Thereafter    10,092
----------------------------
             Total   $34,876
============================

NOTE F: MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors three unconsolidated business trusts, Community Capital Trust I, Community Capital Trust II, and Community Statutory Trust III, of which 100% of the common securities is owned by the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust and were $81,343,000 and $82,410,000 at March 31, 2004 and December 31, 2003,
respectively. Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

       Issuance   Preferred               Interest              Maturity           Call                         Call
Trust    Date     Securities                Rate                  Date           Provision                      Price
------------------------------------------------------------------------------------------------------------------------------------
I      2/3/1997    $30 million   9.75%                         2/03/2027  10 year beginning 2007  104.5400% declining to par in 2017
II    7/16/2001    $25 million   Six-month LIBOR plus 3.75%    7/16/2031   5 year beginning 2006  107.6875% declining to par in 2011
III   7/31/2001  $24.45 million  Three-month LIBOR plus 3.58%  7/31/2031   5 year beginning 2006  107.5000% declining to par in 2011
====================================================================================================================================

NOTE G: BENEFIT PLANS

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides supplemental pension retirement benefits for several current and former key employees. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The net periodic benefit cost for the three months ended March 31 is as follows:

                                               Pension Benefits      Post-retirement Benefits  Supplemental Benefits
                                             -------------------     ------------------------  ---------------------
(000's omitted)                               2004          2003         2004        2003         2004         2003
----------------------------------------------------------------         ----------------        ------------------
Service cost                                 $ 480         $ 356         $ 87        $ 45        $  87         $ 30
Interest cost                                  592           471           71          63           38           50
Expected return on plan assets                (790)         (642)           0           0            0            0
Net amortization and deferral                  218           216            5           0           43           25
Amortization of prior service cost             107            (8)          14           8          (34)          40
Amortization of transition obligation            0            (1)          10          10            0            0
----------------------------------------------------------------         ----------------        ------------------
Net periodic benefit cost                    $ 607         $ 392         $187        $126        $ 134         $145
================================================================         ================        ==================

The Company does not anticipate making a contribution to its defined benefit plan in 2004. The amount of benefit payments that are expected to be paid and reflect expected future service, over the next ten years are as follows:

  (000's omitted)     Amount
-----------------------------
             2004     $1,659
             2005      1,805
             2006      2,015
             2007      2,381
             2008      2,672
        2009-2013     17,510

NOTE H: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

The contract amount of commitment and contingencies are as follows:

                                     March 31,     December 31,
(000's omitted)                        2004            2003
-------------------------------------------------------------
Commitments to extend credit         $330,345        $315,898
Standby letters of credit              18,222          19,163
-------------------------------------------------------------
     Total                           $348,567        $335,061
=============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company" or "CBSI") for the three months ended March 31, 2004 and 2003, although in some circumstances the fourth quarter of 2003 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 12. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

All references to "peer banks", unless otherwise noted, pertain to a group of 76 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the twelve months ending December 31, 2003 (the most recently available disclosure) as provided by the Federal Reserve Board in the Bank Holding Company Performance Report. Unless otherwise noted, the term "this year" refers to results in calendar year 2004, "first quarter" refers to the quarter ended March 31, 2004, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 25.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgement in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance. It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that critical accounting estimates include:

o Allowance for loan losses - The allowance for loan losses reflects management's best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is subjective in nature and requires significant estimates.

o Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

o Provision for income taxes - The Company is subject to examinations from various taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgements used to record tax related assets or liabilities have been appropriate. Should tax laws change or the taxing authorities determine that management's assumptions were inappropriate, an adjustment may be required which could have a material effect on the Company's results of operations.

o Carrying value of goodwill and other intangible assets - The carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific risk indicators.

A summary of the accounting policies used by management is disclosed in Note A, "Summary of Significant Accounting Policies" on pages 61 - 67 of the most recent Form 10-K (fiscal year ended December 31, 2003).

Executive Summary

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.

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

Significant factors management reviews to evaluate achievement of the Company's operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, non-interest income, operating expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services business units, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share, peer comparisons, and the performance of acquisition and integration activities.

In the first quarter of 2004 the Company reported earnings per share equal to the prior year's period, as higher net interest income and non-interest income and a lower loan loss provision were offset by higher operating expenses. On an operating basis (see Table 1 and related narrative), return on assets increased over first quarter 2003, while return on equity declined slightly due to higher capital levels. Excluding acquisition activity, revenues generated by the financial services businesses were up in first quarter 2004, principally as a result of growth at the Company's retirement plan administration business. Operating expenses and the efficiency ratio increased due to acquisitions, as well as higher compensation and benefits costs.

Asset quality improved in the first quarter of 2004 in comparison to the same period last year, with reductions in delinquency, net charge-off and non-performing loan ratios. Excluding acquisition activity, the Company experienced strong year-over-year loan growth in consumer mortgage and indirect installment lending, with slight declines in the commercial and direct installment portfolios. On a geographical basis, growth in the New York markets mirrored the results for the Company, and the Pennsylvania markets reported an increase in consumer indirect loans, with declines in other portfolios. Excluding acquisitions, total deposits declined slightly from March 31, 2003's level.

The Company completed three acquisitions in 2003, including: (1) Harbridge Consulting Group ("Harbridge"), an actuarial and benefits consulting firm based in Syracuse, NY that was acquired from PricewaterhouseCoopers in July, (2) Peoples Bankcorp Inc. ("Peoples"), a $29 million-asset single branch bank in Ogdensburg, NY acquired in September, and (3) Grange National Banc Corp. ("Grange"), a $280 million-asset bank with twelve branches in five counties of Northeastern PA, acquired in November. In January 2004, the Company announced an agreement to acquire First Heritage Bank, a $270 million-asset commercial bank based in Wilkes-Barre, PA that is expected to close on May 14, 2004.

Net Income and Profitability

As shown in Table 2, earnings per share for the first quarter of $0.38 were equal to the EPS generated in the same quarter last year. Net income for the quarter was $11.2 million, up 12.1% over the equivalent period of 2003. Net interest income for first quarter 2004 of $39.3 million was up $3.8 million or 10.8% from the prior year period. First quarter non-interest income (excluding net gains from securities sales and debt repayment costs) of $10.5 million was up $1.7 million (19%) from first quarter 2003. Operating expenses of $29.8 million for the quarter were up $5.3 million or 22% from the prior year period, of which $1.0 million of the increase related to acquisition expenses.

In addition to the earnings results presented above in accordance with generally accepted accounting principles ("GAAP"), the Company provides earnings results on a non-GAAP, or operating basis. The determination of operating earnings excludes the effects of certain items the Company considers to be non-operating, including acquisition expenses, the results of securities transactions and debt restructuring activities. Performance as measured by operating earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary, transaction-based items.

Operating earnings per share for the first quarter were $0.40, up 5.3% from the $0.38 reported in the equivalent period of 2003. As reflected in Table 2, the primary reasons for improved first quarter operating earnings compared to the same quarter last year were higher net interest income and non-interest income and a lower loan loss provision, offset by higher operating expenses. Net interest income increased because of higher earning-asset levels derived primarily from the acquisitions of Grange and Peoples, and organic consumer mortgage and indirect loan growth. The improvement of asset quality metrics and portfolio composition was the primary reasons for the decrease in loan loss provision, despite an increase in the overall loan portfolio. The increase in non-interest income was mostly attributable to incremental revenue from Harbridge and additional banking fees generated by Grange's twelve branches. These performance improvements were partially offset by a growth in operating expenses resulting from the three acquisitions made in the second half of 2003, as well as higher compensation and benefit expenses.

A reconciliation of GAAP-based earnings results to operating-based earnings results and a condensed income statement are as follows:

       Table 1: Reconciliation of GAAP Net Income to Operating Net Income

                                             Three Months Ended March 31,
                                             ----------------------------
        (000's omitted)                           2004            2003
        ---------------------------------------------------------------
        Net income                              $ 11,155         $9,949
        After-tax operating adjustments:
          Net securities (gains)/losses               (6)             0
          Debt prepayment costs                        0             27
          Acquisition expenses                       595              0
        ---------------------------------------------------------------
        Net income - operating                  $ 11,744         $9,976
        ===============================================================

                       Table 2: Summary Income Statements

                                                               Three Months Ended March 31,
                                                               ----------------------------
(000's omitted, except per share data)                              2004            2003
-----------------------------------------------------------------------------------------
Net interest income (FTE)                                         $39,289        $ 35,464
Loan loss provision                                                 2,050           3,400
Non-interest income                                                10,520           8,852
Gain (loss) on investment securities & debt extinguishment             10             (45)
Operating expenses                                                 28,786          24,447
Acquisition expenses                                                  970               0
-----------------------------------------------------------------------------------------
Income before taxes (FTE)                                          18,013          16,424
Fully tax-equivalent adjustment                                     3,335           2,980
Income taxes                                                        3,523           3,495
-----------------------------------------------------------------------------------------
Net income                                                        $11,155        $  9,949
=========================================================================================

Diluted earnings per share                                        $  0.38        $   0.38
Diluted earnings per share-operating                              $  0.40        $   0.38

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 3, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for first quarter 2004 was $39.3 million, up $3.8 million or 10.8% from the same period last year. A $381 million increase in average earning-assets more than offset $298 million higher interest-bearing liabilities and a 12-basis point decrease in the net interest margin. As reflected in Table 4, the volume changes mentioned above drove net interest income to rise $4.4 million, while the lower net interest margin had a lesser $614,000 negative impact on net interest income.

Higher first quarter loan balances were attributable to $186 million of loans acquired in the Grange and Peoples transactions and $99 million of organic loan growth over the past 12 months, driven principally by strong consumer mortgage demand. Average investments for the first quarter rose $78 million (book value basis) in comparison to same period last year, as the Company made security purchases in the last two quarters of 2003 and first quarter of 2004 to take advantage of higher long-term rates and a steep yield curve. The Company had been following a de-leveraging strategy from mid-third quarter 2002 through second quarter 2003, whereby proceeds from the run-off of investment securities were used to pay down borrowings until more favorable investment conditions arose. Total average deposits of $2.7 billion in the first quarter were up 8.3% from the same quarter of 2003, driven principally by deposits added in the Grange and Peoples acquisitions. Borrowings were increased to fund loan growth and investment purchases over the latest four quarters, resulting in first quarter average borrowings that were up $158 million over the year-earlier period.

The 4.67% net interest margin in the first quarter dropped 12 basis points in comparison to the prior year period. Excluding accretion on called securities of approximately $0.7 million in the first quarter 2004 and $0.3 million in first quarter 2003, the net interest margin of 4.59% was down 16 basis points. This decline was primarily due to the extended period of low interest rates having a greater impact on earning-asset yields, which were down 63 basis points (excluding accretion) than on the cost of funds, which was down 47 basis points. The reduction of earning-asset yields was mostly driven by an 83-basis point drop in loan yields, as originations over the last 12 months were at rates that reflected the record-low rates prevalent in the market, particularly in the mortgage, home equity and auto financing businesses. The investment portfolio yield was more stable as it benefited from significant call protection and limited investment purchases during the periods when interest rates were at their lowest levels. Most of the 35-basis point decline in the investment yield (excluding accretion) was attributable to lower common stock dividends, which were impacted by the Federal Home Loan Bank significantly reducing its dividend per share payments. The Company's net interest margin for full year 2003 was 69 basis points above the average for peer companies, with an earning-asset yield that was favorable by 100 basis points and a cost of funds that was unfavorable by 31 basis points.

The first quarter cost of funds was down versus the prior year due to a 44-basis point drop in deposit rates and a 103-basis point decline in the cost of borrowings. Deposit rates were impacted to the greatest extent by time deposits rolling-over at lower current rates, but also benefited from selected reductions in other interest-bearing accounts over the last four quarters in response to market conditions. The improvement in borrowing costs was primarily driven by a shift in the mix of external funding from higher-rate, longer-term borrowings to low-rate, short-term debt. The proportion of average short-term borrowings rose to 57% of total external borrowings in the first quarter 2004 from 37% in the same period last year. A portion of this change was contributed by the prepayment of $25 million of longer-term FHLB obligations in the fourth quarter of 2003, which were replaced with short-term borrowings at much lower rates. The shift in the profile of borrowings not only lowered funding costs, but also provided the additional benefit of reducing the Company's risk exposure to falling interest rates.

Table 3 below sets forth information relating to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using a marginal income tax rate of 38.70% in 2004 and 38.94% in 2003. Averages are computed by taking daily average balances for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees and non-accrual loans have been included in interest-earning assets.

                    Table 3: Quarterly Average Balance Sheet

                                                                    Three Months Ended                 Three Months Ended
(000's omitted except yields and rates)                               March 31, 2004                     March 31, 2003
----------------------------------------------------------------------------------------------   --------------------------------
                                                                                       Avg.                               Avg.
                                                                Average             Yield/Rate    Average              Yield/Rate
                                                                Balance   Interest     Paid       Balance    Interest     Paid
----------------------------------------------------------------------------------------------   --------------------------------
Interest-earning assets:
  Time deposits in other banks                                $      803   $     1      0.50%    $      223   $    0       0.00%
  Taxable investment securities (2)                              816,700    12,594      6.20%       789,957    12,627      6.48%
  Non-taxable investment securities (2)                          452,935     8,039      7.14%       402,476     7,237      7.29%
  Loans (net of unearned discount)(1)                          2,111,388    32,622      6.21%     1,807,889    31,387      7.04%
                                                              --------------------               --------------------
     Total interest-earning assets                             3,381,826    53,256      6.33%     3,000,545    51,251      6.93%
Non-interest earning assets                                      459,277                            391,080
                                                              ----------                         ----------
     Total assets                                             $3,841,103                         $3,391,625
                                                              ==========                         ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits        $1,054,538     1,545      0.59%      $986,693     1,934      0.79%
  Time deposits                                                1,173,440     7,089      2.43%     1,101,091     8,702      3.21%
  Short-term borrowings                                          356,163     1,121      1.27%       171,339       562      1.33%
  Long-term borrowings                                           270,479     4,212      6.26%       297,785     4,589      6.25%
                                                              --------------------               --------------------
     Total interest-bearing liabilities                        2,854,620    13,967      1.97%     2,556,908    15,787      2.50%
Non-interest bearing liabilities:
  Demand deposits                                                520,858                            449,219
  Other liabilities                                               54,809                             55,995
Shareholders' equity                                             410,816                            329,503
                                                              ----------                         ----------
     Total liabilities and shareholders' equity               $3,841,103                         $3,391,625
                                                              ==========                         ==========

Net interest earnings                                                      $39,289                            $35,464
                                                                           =======                            =======
Net interest spread                                                                     4.36%                              4.43%
Net interest margin on interest-earnings assets                                         4.67%                              4.79%

Fully tax-equivalent adjustment on investments and loans                   $ 3,335                            $ 2,980

1)    The impact of interest not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

As discussed above and disclosed in Table 4 below, the change in first quarter 2004 net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                              Table 4: Rate/Volume

                                                             1st Quarter 2004 versus 1st Quarter 2003
                                                             Increase (Decrease) Due to Change in (1)
                                                             ----------------------------------------
                                                                                                 Net
(000's omitted)                                                Volume           Rate           Change
-----------------------------------------------------------------------------------------------------
Interest earned on:
  Time deposits in other banks                                $     0         $     1         $     1
  Taxable investment securities                                   420            (453)            (33)
  Non-taxable investment securities                               897             (95)            802
  Loans (net of unearned discount)                              4,919          (3,684)          1,235
Total interest-earning assets (2)                             $ 6,198         ($4,193)        $ 2,005

Interest paid on:
  Interest checking, savings and money market deposits        $   126         ($  515)        ($  389)
  Time deposits                                                   542          (2,155)         (1,613)
  Short-term borrowings                                           583             (24)            559
  Long-term borrowings                                           (425)             48            (377)
Total interest-bearing liabilities (2)                        $ 1,701         ($3,521)        ($1,820)

Net interest earnings (2)                                     $ 4,439         ($  614)        $ 3,825

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.

Non-interest Income

The Company's sources of non-interest income are of three primary types: banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of retirement plan administration and employee benefit trusts (Benefit Plans Administrative Services or BPA), actuarial and employee benefit consulting services (Harbridge Consulting Group or Harbridge), personal trust, investment and insurance products (Community Investment Services, Inc. or CISI) and investment management (Elias Asset Management or EAM); and periodic transactions, most often net gains (losses) from the sale of investments and prepayment of term debt.

                          Table 5: Non-interest Income

                                                           Three Months Ended March 31,
                                                           ----------------------------
(000's omitted)                                                 2004            2003
-------------------------------------------------------------------------------------
Banking services:
  Electronic banking                                          $   529         $   546
  Mortgage banking                                                257             689
  Deposit service charges                                       1,337           1,296
  Overdraft fees                                                3,452           2,910
  Credit life and disability insurance                             55              61
  Commissions and other fees                                      586             546
  Miscellaneous                                                   218              26
-------------------------------------------------------------------------------------
     Total banking services                                     6,434           6,074
-------------------------------------------------------------------------------------

Financial services:
  Retirement plan administration and trustee fees               1,444           1,101
  Actuarial and benefit plan consulting fees                      940               0
  Asset advisory and management fees                              499             509
  Investment and insurance product commissions                    755             793
  Personal trust                                                  448             375
-------------------------------------------------------------------------------------
     Total financial services                                   4,086           2,778
-------------------------------------------------------------------------------------

Sub-total                                                      10,520           8,852
Gain (loss) on investment securities & debt prepayment             10             (45)
-------------------------------------------------------------------------------------
     Total non-interest income                                $10,530         $ 8,807
=====================================================================================

Non-interest income/operating income (FTE)                       21.1%           20.0%

As displayed in Table 5, non-interest income (excluding securities gains and debt prepayment costs) was $10.5 million in the first quarter, an increase of $1.7 million or 19% from one year earlier. Most of the increase was contributed by the $1.3 million or 47% growth in financial services revenue to $4.1 million. General banking fees of $6.4 million in the current quarter were up $0.4 million or 5.9% compared to the first quarter of 2003.

A majority of the growth in banking non-interest income was derived from higher overdraft fees, which contributed a $542,000 year-over-year increase in the first quarter. This was due in large part to the incremental transaction volume generated from the accounts added through the Grange and Peoples acquisitions. In addition, miscellaneous non-interest income increased by $192,000, in most part due to higher cash surrender values derived from life insurance policies. These improvements were offset by a $432,000 decline in mortgage banking income, which was primarily attributable to the discontinuation of the sale of longer-term mortgages in the secondary market in the fourth quarter of 2003.

The increase in financial services revenue in the first quarter was mostly due to the acquisition of Harbridge at the end of July 2003, which contributed $940,000 to the year-over-year variance. Strong performance at BPA generated revenue growth of $343,000 (31%) and was primarily achieved through obtaining a significant number of new client relationships and their associated investment assets. In comparison to the prior year, CISI and EAM were down slightly despite higher US equity market valuations principally due to pricing compression brought on by highly competitive market conditions. First quarter personal trust revenue was up 19% versus prior year, as the unit benefited from increased equity asset levels, new business generation and the timing of trust terminations.

The ratio of non-interest income to operating income (FTE basis, excluding net security gains and debt prepayment costs) was 21.1% for first quarter 2004, 1.1 percentage points higher than the same period last year. The significant growth of the financial services business was the primary reason non-interest income outpaced net interest income growth, which was adversely impacted by a lower net interest margin.

There was $10,000 of net security gains in the first quarter from securities sold in conjunction with the completion of the acquisition of Grange in late November 2003. This compared to $45,000 of debt prepayment costs in the first quarter of 2003 associated with the retirement of $500,000 of the Company's 9.75% fixed-rate subordinated debentures.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                       Three Months Ended March 31,
                                       ----------------------------
(000's omitted)                            2004            2003
----------------------------------------------------------------
Salaries and employee benefits           $15,167         $12,700
Occupancy                                  2,630           2,421
Equipment and furniture                    2,152           1,904
Legal and professional fees                  997             719
Data processing                            1,880           1,619
Amortization of intangible assets          1,639           1,281
Office supplies                              521             586
Foreclosed property                          231             167
Other                                      3,569           3,050
----------------------------------------------------------------
  Total recurring expenses                28,786          24,447
Acquisition expenses                         970               0
----------------------------------------------------------------
  Total operating expenses               $29,756         $24,447
================================================================

Operating expenses/average assets           3.11%           2.92%
Efficiency ratio                            54.5%           52.3%

As shown in Table 6, first quarter 2004 operating expenses were $29.8 million, up $5.3 million or 22% from the prior year level. This increase was primarily attributable to higher personnel expenses and $970,000 of acquisition expenses. Included in acquisition expenses is approximately $921,000 of deferred compensation costs that should have been recognized in 1996 by a bank that was acquired by First Liberty Bank & Trust prior to its acquisition by the Company in 2001. Recurring first quarter operating expenses (excluding acquisition expenses) of $28.8 million were up 18% versus the equivalent prior year period.

The first quarter increase in recurring operating expenses was mainly attributable to the acquisitions of Grange and Harbridge in the second half of 2003, which affected virtually all expense categories. The $2.5 million rise in personnel expenses in comparison to the prior year was also impacted by merit increases, hiring activity and higher pension and medical costs. In addition, professional service fees increased in most part due to the increased responsibilities associated with complying with new regulatory requirements. Lastly, other expenses in the first quarter were up versus the same period last year primarily because of new advertising initiatives and an increase in OREO and other miscellaneous asset write-downs.

The Company's efficiency ratio (recurring operating expense excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) was 54.5% for the first quarter, 2.2 percentage points above the comparable quarter of 2003. This resulted from operating expenses (as defined above) increasing 17.2% primarily due to acquisitions and higher employee benefit costs, while recurring operating income grew at a lesser, 12.4% pace.

Income Taxes

The first quarter effective income tax rate was 24.0%, down slightly from the fourth quarter of 2003 and down 2.0 percentage points from the first quarter of 2003 principally as a result of a higher proportion of income being generated from tax-exempt securities and loans. The tax rate decline was in part driven by the fact that 39% of investment interest income in the first quarter was derived from non-taxable securities compared to 36% in the same period last year.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.3 billion at the end of the first quarter, an increase of $18 million from December 31, 2003 and $119 million higher than the end of first quarter 2003. The book value (excluding unrealized gains) of investments was down $1 million from year-end 2003 and up $112 million versus March 31, 2003. As previously mentioned, the year-over-year growth in the book value of the investment portfolio was driven by strategic security purchases made over the last three quarters to take advantage of improved investment market conditions. The investment portfolio at the end of first quarter 2003 was at a reduced level due to the de-leveraging strategy that had been in place for more than two quarters. During that time frame the Company used cash flow from the run-off of investments to support loan growth and repay borrowings until reinvestment opportunities became more attractive. The increases in carrying value exceeded book value changes for the three-month and twelve-month periods because of the higher value of unrealized gains, produced primarily by the reduced level of interest rates at the end of the first quarter 2004.

                              Table 7: Investments

                                                             March 31, 2004           December 31, 2003           March 31, 2003
                                                        ------------------------   ----------------------    -----------------------
                                                         Amortized                  Amortized                 Amortized
                                                         Cost/Book      Market      Cost/Book    Market       Cost/Book     Market
(000's omitted)                                            Value         Value        Value       Value         Value       Value
-----------------------------------------------------   ------------------------   ----------------------    -----------------------
Held-to-Maturity Portfolio:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                $  127,599    $  129,361   $  127,635  $  125,003    $        0   $        0
  Obligations of state and political subdivisions            6,671         6,889        7,459       7,677         7,506        7,766
  Other securities                                           3,557         3,557        3,558       3,558         3,527        3,527
-----------------------------------------------------   ------------------------   ----------------------    -----------------------
     Total held-to-maturity portfolio                      137,827       139,807      138,652     136,238        11,033       11,293
-----------------------------------------------------   ------------------------   ----------------------    -----------------------

Available-for-Sale Portfolio:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                   443,087       473,126      456,913     479,454       370,363      399,832
  Obligations of state and political subdivisions          480,762       518,142      443,930     470,210       401,773      426,113
  Corporate securities                                      23,783        26,815       27,712      30,251        27,935       30,685
  Collateralized mortgage obligations (CMO's)               82,867        86,547       89,566      93,552       206,239      215,220
  Mortgage-backed securities                                66,518        70,328       76,628      80,177       115,702      121,261
-----------------------------------------------------   ------------------------   ----------------------    -----------------------
    Sub-total                                            1,097,017     1,174,958    1,094,749   1,153,644     1,122,012    1,193,111
  Equity securities                                         26,591        26,591       29,185      29,185        18,808       18,808
  Federal Reserve Bank common stock                          8,214         8,214        8,053       8,053         5,656        5,656
-----------------------------------------------------   ------------------------   ----------------------    -----------------------
    Total available-for-sale portfolio                   1,131,822    $1,209,763    1,131,987  $1,190,882     1,146,476   $1,217,575
                                                                      ==========               ==========                 ==========
Net unrealized gain on available-for-sale portfolio         77,941                     58,895                    71,099
-----------------------------------------------------   ----------                 ----------                ----------
     Total carrying value                               $1,347,590                 $1,329,534                $1,228,608
                                                        ==========                 ==========                ==========

Loans

As shown in Table 8, loans ended the first quarter at $2.1 billion, down $23 million (-1.1%) for the quarter and up $285 million (16%) versus one year earlier. The decline in loan balances in the first quarter 2004 was centered in the business and consumer direct lending categories. The acquisitions of Grange and Peoples in the second half of 2003 added approximately $186 million in loans. Excluding the impact of acquisitions, loans grew $99 million or 5.4% in the last 12 months primarily as a result of strong demand in the consumer mortgage segment, which produced a $122 million or 23% increase over the year-earlier period. This increase excludes approximately $36 million of longer-term loans originated and sold in the secondary market in the second and third quarters of 2003. The balance of the change reflects an increase in indirect installment loans of $36 million (+12%), and reductions in business loans of $33 million (-5.2%) and direct installment loans of $26 million (-6.9%). The increase over the past four quarters in total loans outstanding was attributable to the New York markets, with total outstanding loans declining in Pennsylvania.

                                 Table 8: Loans

(000's omitted)            March 31, 2004       December 31, 2003     March 31, 2003
----------------------    ----------------      -----------------    ----------------
Consumer mortgage         $  743,699    35%     $  739,593    35%    $  520,480    29%
Business lending             673,812    32%        689,436    32%       639,149    35%
Consumer indirect            326,463    16%        325,241    15%       290,790    16%
Consumer direct              361,441    17%        374,239    18%       370,267    20%
----------------------    ----------------      ----------------     ----------------
  Total loans             $2,105,415   100%     $2,128,509   100%    $1,820,686   100%
======================    ================      ================     ================

Total consumer mortgages increased $223 million year-over year and $4.1 million during the first quarter. Excluding the impact of acquisitions, consumer mortgages were up $122 million (23%) over the last 12 months, as record levels of refinancing activity was driven by mortgage rates that were at 40-year lows. If $36 million of secondary market mortgages had not been sold in the second and third quarter of 2003, total consumer mortgages would have been up $158 million or 30% from their level at March 31, 2003. Consumer mortgages were up $4.1 million or 0.6% over the last three months as the pace of refinancings slowed after an extended period of elevated demand in the low-rate environment. The growth for both the 12 and three-month time frames were derived from activity in the New York markets.

Business loans rose $35 million over the latest 12 months and declined $16 million during the quarter. Excluding acquisitions, business loans fell $33 million or 5.2% since March 31, 2003. Both the New York and Pennsylvania markets experienced declines over those two periods. A relatively slow economic recovery in our primary markets, restricted capital spending by companies, the desire to maintain solid asset quality standards and competitive conditions have limited growth in certain of our markets.

Consumer indirect loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships, rose $36 million (12.3%) on a year-over-year basis and $1.2 million (0.4%) in the last three months. No consumer indirect loans were added in the 2003 acquisitions. Historically low interest rates, aggressive dealer and manufacturer incentives on new vehicles, and very competitive pricing on used vehicles have helped drive strong growth in auto, boat and recreational vehicle sales over the last two years. These factors as well as the Company's addition of new originating dealers and solid relationships with current dealers have contributed to nine straight quarters of consumer indirect lending growth. The increase in the first quarter was less than the previous three quarters mostly due to seasonal factors, as the first quarter is traditionally the slowest period and conditions were more difficult than normal in 2004 due to severe winter weather in most of our market areas. Consumer indirect loans increased in both the New York and Pennsylvania markets during the 12 and three-month time frames.

Consumer direct loans declined by $8.8 million over the last year and $12.8 million in the first quarter. Excluding loans added through acquisition, consumer direct loans were down $26 million (-6.9%) from March 31, 2003 and declined $15.9 million (-4.4%) versus year-end 2003. A certain amount of installment and home equity loans continue to be paid off through conventional mortgage refinancings. The adverse winter weather conditions in early first quarter 2004 also had an adverse impact on this loan segment. Interest rate changes and marketing campaigns were initiated recently to promote new home equity business, an attractive portion of the consumer direct portfolio the Company is committed to growing.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending March 31, 2004 and 2003 and December 31, 2003.

                         Table 9: Non-performing Assets

                                                                 March 31,     December 31,      March 31,
(000's omitted)                                                     2004            2003            2003
---------------------------------------------------------------------------------------------------------
Non-accrual loans                                                 $12,499         $11,940         $13,577
Accruing loans 90+ days delinquent                                  1,462           1,307           2,264
---------------------------------------------------------------------------------------------------------
     Total non-performing loans                                    13,961          13,247          15,841
Restructured loans                                                     27              28              39
Other real estate                                                   1,014           1,077             700
---------------------------------------------------------------------------------------------------------
     Total non-performing assets                                  $15,002         $14,352         $16,580
=========================================================================================================

Allowance for loan losses to total loans                             1.37%           1.37%           1.50%
Allowance for loan losses to non-performing loans                     206%            220%            173%
Non-performing loans to total loans                                  0.66%           0.62%           0.87%
Non-performing assets to total loans and other real estate           0.71%           0.67%           0.91%

As displayed in Table 9, non-performing assets at March 31, 2004 was $15.0 million, an increase of $0.6 million versus year-end 2003, but $1.6 million below the level at March 31, 2003. Most of the increase over the latest three months was due to one commercial loan moving to non-accrual-status, and the ratio of non-performing assets to total loans rose only four basis points to 0.71%. Total non-performing assets were down $1.6 million from one-year ago despite a substantially larger loan portfolio. Consequently, non-performing assets as a percentage of total loans plus OREO declined 20 basis points versus March 31, 2003, reflecting an overall improvement in asset quality.

Non-performing loans were 0.66% of total loans outstanding at the end of the first quarter versus 0.62% at year-end 2003 and 0.87% at March 31, 2003. The change in the ratio in comparison to December 31, 2003 was mostly attributable to the commercial loan previously mentioned. The improvement in the non-performing loan ratio over the last 12 months was driven by declines in non-performing loan levels in all loan segments. The first quarter 2004 and 2003 non-performing loan ratio also compared very favorably to the peer bank median of 0.82% at the end of 2003. The allowance for loan loss to non-performing loans ratio, a general measure of coverage adequacy, was 206% at the end of the first quarter. This was below the Company's coverage ratio of 220% at year-end 2003, but higher than the ratio of 173% at March 31, 2003, and consistent with average coverage of 202% for the latest eight quarters.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.65% at the end of the first quarter, a 20 basis-point decrease from year-end 2003 and 11 basis points below the 1.76% delinquency ratio at March 31, 2003. Real estate and installment loan delinquency ratios at the end of the first quarter improved in comparison to both of the earlier periods. The current delinquency level was 12 basis points below the Company's average of 1.77% over the last eight quarters. As of December 31, 2003, the median peer bank delinquency ratio was 1.65%, equal to the Company's first quarter ratio and 20 basis points lower than its ratio at that time.

                   Table 10: Allowance for Loan Loss Activity

                                                                Three Months Ended March 31,
                                                                ----------------------------
(000's omitted)                                                    2004               2003
---------------------------------------------------------------------------------------------
Amount of loans outstanding at end of period                    $2,105,415         $1,820,686
Daily average amount of loans (net of unearned discount)        $2,111,388         $1,807,889

Allowance for loan losses at beginning of period                $   29,095         $   26,331
Charge-offs:
  Business lending                                                   1,119              1,180
  Consumer mortgage                                                     96                 41
  Consumer direct                                                      758                687
  Consumer indirect                                                  1,051              1,074
---------------------------------------------------------------------------------------------
     Total charge-offs                                               3,024              2,982
Recoveries:
  Business lending                                                     142                 66
  Consumer mortgage                                                     12                  4
  Consumer direct                                                      184                216
  Consumer indirect                                                    362                315
---------------------------------------------------------------------------------------------
     Total recoveries                                                  700                601
---------------------------------------------------------------------------------------------
Net charge-offs                                                      2,324              2,381
Provision for loan losses                                            2,050              3,400
---------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                      $   28,821         $   27,350
=============================================================================================

Net charge-offs to average loans outstanding                          0.44%              0.53%

As displayed in Table 10, net charge-offs during the first quarter were $2.3 million, $57,000 less than the equivalent 2003 period, as the business lending and consumer indirect segments experienced declines. This decrease occurred despite a $303 million increase in average loan balances, and resulted in a nine-basis point drop in the net charge-off ratio (net charge-offs as a percentage of average loans outstanding) to 0.44%. This improvement was primarily reflective of strengthening economic conditions, effectiveness of increased credit risk management resources and a higher proportion of lower risk consumer mortgages in the portfolio.

The business lending net charge-off ratio declined 14 basis points to 0.58%, and the consumer indirect net charge-off ratio improved by 21 basis points to 0.85%. The consumer direct net charge-off ratio at the end of the quarter increased 12 points versus the equivalent prior year period. The net charge-off ratio for consumer mortgages was up two basis points from the prior year to 0.05%. This ratio has remained below 0.11% of average mortgage balances for the last eight quarters.

A required loan loss allowance of $28.8 million was determined as of March 31, 2004, necessitating a $2.1 million loan loss provision for the quarter compared to $3.4 million one year earlier. The first quarter 2004 loan loss provision was $0.3 million lower than net charge-offs. This was primarily a result of improved asset quality metrics and a decline in business and consumer direct loan balances in the quarter. The allowance for loan losses rose $1.5 million or 5.4% over the last 12 months, versus a 15.6% increase in loans outstanding. Consequently, the ratio of allowance for loan loss to loans outstanding declined 13 basis points to 1.37%. The reduction in this ratio reflects a higher proportion of high-credit quality consumer mortgages in the loan portfolio, and improving trends in net charge-off, non-performing and delinquency ratios.

Deposits

As shown in Table 11, average deposits of $2.7 billion in the first quarter were up 3.9% compared to fourth quarter 2003 and increased 8.3% versus the same quarter of last year. Deposits totaling $249 million were added as a result of the acquisitions of Peoples and Grange in September and November 2003, respectively.

In 2003, the deposit mix shifted towards demand deposits and more liquid interest-bearing deposits (interest checking and savings accounts). This shift in deposit mix may have reflected customers' unwillingness to be locked into CD rates for extended periods of time and hold money in accounts with higher minimum balance requirements at low interest rates, especially given the diminished interest rate spread between these accounts and shorter-term or less restrictive interest-bearing accounts. The greatly reduced opportunity cost of holding money in non-interest and low-interest bearing accounts contributed to the average balances for demand deposit, interest checking and savings accounts increasing to 47% of total deposits in fourth quarter 2003 versus 45% in first quarter 2003. This shift in mix, combined with CDs being rolled over at lower interest rates, helped drive down the cost of deposits by 38 basis points between the first and fourth quarters of 2003.

The weightings of the deposit categories have remained relatively stable over the last six months as time deposits have grown as a result of acquired deposits and CD promotions. In addition, CDs have become a more attractive low-risk option for customers as rates on competing products have come down considerably over the last year. The rollover of existing time deposits at low current rates was the main contributor of the seven-basis point drop in interest-bearing deposit costs in the first quarter 2004 versus fourth quarter 2003, as rates on other deposit categories have remained at or near their low-points for three quarters.

Excluding the impact of acquisitions, average IPC (individuals and businesses) deposits have decreased slightly over the latest 12 months, mostly reflecting the competitive conditions in our primary markets and the relative attractiveness of alternative funding sources. A decrease in IPC deposits and an inflow of public fund deposits in the first quarter is a common seasonal fluctuation in our markets as payment of local property taxes shifts funds from one category to the other.

                           Table 11: Average Deposits

                                  March 31,       December 31,    March 31,
(000's omitted)                      2004             2003           2003
-----------------------------     ----------       ----------     ----------
Demand deposits                   $  520,858       $  505,015     $  449,219
Interest checking deposits           287,295          283,752        270,947
Savings deposits                     471,249          448,064        415,628
Money market deposits                295,994          300,558        300,118
Time deposits                      1,173,440        1,109,350      1,101,091
-----------------------------     ----------       ----------     ----------
  Total deposits                  $2,748,836       $2,646,739     $2,537,003
=============================     ==========       ==========     ==========

IPC deposits                      $2,557,112       $2,485,165     $2,352,885
Public fund deposits                 191,724          161,574        184,118
-----------------------------     ----------       ----------     ----------
  Total deposits                  $2,748,836       $2,646,739     $2,537,003
=============================     ==========       ==========     ==========

Borrowings

At the end of the first quarter, borrowings of $592 million were down $75 million from December 31, 2003 and were up $147 million from the first quarter 2003 level. The decline over the last three months was dictated by a drop in outstanding loan balances and an increase in deposits. The funding needed for consumer mortgage and indirect loan growth and investment purchases drove the year-over-year increase in borrowings. In the first quarter short-term borrowings decreased $75 million and long-term borrowings were essentially flat. Over the last 12 months, short-term borrowings increased $172 million and long-term borrowings fell by $25 million. As previously discussed, $25 million of longer-term FHLB borrowings were prepaid in December 2003 and replaced with lower cost short-term borrowings. A higher proportion of short-term borrowings have been utilized in recent periods in order to take advantage of an unusually steep yield curve and help reduce the Company's risk with regard to falling interest rates in certain timeframes.

Shareholders' Equity

At a special meeting of the shareholders held on March 26, 2004, the shareholders approved an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of common stock from 20 million to 50 million shares. This amendment was effected in connection with the previously announced two-for-one stock split of the Company's common stock. The split was effected in the form of a 100% stock dividend that was paid on April 12, 2004 to shareholders of record as of March 17, 2004. Total common shares of
28.6 million were outstanding as of March 31, 2004, up 0.2 million from year-end 2003 and 2.5 million higher than the level at the end of March 2003. The increase over the last twelve months was comprised of 2.3 million shares issued in conjunction with the Grange acquisition and 0.7 million shares issued through employee stock plans, offset by 0.5 million of treasury stock purchases.

On June 9, 2003 the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1,400,000 of its shares, or approximately 5.4%, of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions over the course of the subsequent 12 months. All reacquired shares will become treasury shares and will be used for general corporate purposes. As of the end of the first quarter, 539,100 shares had been repurchased through this program at an aggregate cost of $11.2 million and an average price per share of $20.83. In accordance with Securities and Exchange Commission (SEC) regulations, the Company temporarily suspended its stock repurchases following the effective date of the Form S-4 Registration Statement filed in connection with the pending acquisition of First Heritage Bank. The Company will be able to resume stock repurchases at its discretion after the closing of the First Heritage merger.

Total shareholders' equity equaled $423 million at the end of the first quarter, $18.2 million higher than the balance at December 31, 2003. This increase consisted of net income of $11.2 million, a change in the after-tax market value adjustment of $11.6 million and $2.7 million from shares issued under the employee stock plan, offset by dividends declared of $4.6 million and treasury stock purchases of $2.7 million. Over the past 12 months total shareholders' equity increased by $86 million, as net income, a higher market value adjustment and a significant increase in paid-in capital from shares issued in the Grange acquisition and the employee stock plan more than offset dividends declared and treasury stock purchases.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 7.22% at the end of the first quarter, down four basis points from year-end 2003 and 21 basis points lower than its level one year ago. These declines were primarily caused by the treasury share purchases made over the last nine months. The tangible equity-to-assets ratio rose 59 basis points in the quarter and was up two basis points versus March 31, 2003. A higher market value adjustment (unrealized gains in the investment portfolio) was the primary driver of the improvements in this ratio. The changes in the market value adjustment did not have the equivalent impact on the Tier I leverage ratio because that component of equity is excluded from that regulatory ratio.

The dividend payout ratio (dividends declared divided by net income) for first quarter 2004 was 41.1%, up 3.2 percentage points from one year ago, but down
11.1 percentage points from fourth quarter 2003. The ratio increased from first quarter 2003 because dividends declared increased 21%, a higher percentage increase than the 12.1% growth in net income. The expansion of dividends declared was caused by shares outstanding increasing 9.7% and dividends per share being raised 10.3% in September 2003, from $0.145 to $0.160. The decline in the payout ratio in comparison to the linked quarter was due to a reduced level of reported net income in fourth quarter 2003, caused principally by the $2.6 million of debt prepayment costs paid to retire $25 million of FHLB borrowings.

Liquidity

Due to the potential for unexpected fluctuations in deposits and loans, active management of the Company's liquidity is critical. In order to respond to these circumstances, adequate sources of both on and off-balance sheet funding are in place.

The Bank's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of March 31 2004, this ratio was 15.3% and 15.0% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how current liquidity levels could change over time. This five-year measure reflects ample liquidity for loan growth over the next five years.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) risks related to credit quality, interest rate sensitivity and liquidity; (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) inflation, interest rate, market and monetary fluctuations;
(5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (6) changes in consumer spending, borrowing and savings habits; (7) technological changes; (8) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith; (9) the ability to maintain and increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States; (11) changes in the Company's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (12) the costs and effects of litigation and of any adverse outcome in such litigation; (13) other risk factors outlined in the Company's filings with the Securities and Exchange Commission from time to time; and (14) the success of the Company at managing the risks of the foregoing.

The foregoing list of important factors is not exclusive. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company would make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's one-year net interest income sensitivity based on:

o     Asset and liability levels using March 31, 2004 as a starting point.

o There are assumed to be conservative levels of balance sheet growth-- low to mid single digit growth in loans, investments and deposits, augmented by necessary changes in borrowings and retained earnings, with no growth in other major components of the balance sheet.

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

                      Net Interest Income Sensitivity Model

                             Calculated annualized
                            increase (decrease) in
   Change in interest       projected net interest
          rates            income at March 31, 2004
-------------------------------------------------------
   + 200 basis points              (3.0%)
   - 100 basis points              (2.0%)

In the model, both the rising and falling rate environments reflect a reduction in net interest income (NII) from a flat rate environment due to the assumed flattening of the yield curve. The modeled NII in a falling rate environment is initially more favorable than if rates were to rise due to a faster initial reaction from core deposit pricing and short-term capital market borrowing rates. Over a longer time period, however, the growth in NII improves in a rising rate environment as a result of lower yielding earning assets running off and being replaced at increased rates.

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

Item 4. Controls and Procedures

As of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's reports that it files with the Securities and Exchange Commission
(SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including their officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Based upon this evaluation, these officers concluded that the design and effectiveness of the disclosure controls and procedures is sufficient to accomplish their purpose.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

On June 9, 2003, the Company announced a twelve-month authorization to repurchase up to 1,400,000 of its outstanding shares in open market or privately negotiated transactions. The repurchases will be for general corporate purposes, including those related to acquisition and stock plan activities. The following table shows treasury stock purchases under this authorization during the first quarter 2004.

                                                        Total Number   Number of Shares
                       Number of         Average Price    of Shares     Remaining to be
                    Shares Purchased       Per share      Purchased        Purchased
---------------------------------------------------------------------------------------
January 2004                       0           $ 0.00       416,300             983,700
February 2004                      0             0.00       416,300             983,700
March 2004                   122,800            22.29       539,100             860,900
---------------------------------------------------------------------------------------
  Total                      122,800           $22.29       539,100             860,900
=======================================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

At a special meeting of the shareholders held on March 26, 2004, the shareholders approved an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of common stock to 50 million. This amendment was effected in connection with the previously announced two-for-one stock split of the Company's common stock.

                                                   For         Against/Abstain
                                               -----------     ---------------
Amendment to Certificate of Incorporation       25,216,794        1,009,354

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.       Description
-----------       -----------
2.1               Agreement and Plan of Merger, dated January 6, 2004 and
                  amended March 11, 2004, by and among Community Bank System,
                  Inc., Community Bank, N.A., and First Heritage Bank.
                  Incorporated by reference to Annex A to the proxy statement/prospectus included in Registration Statement on Form S-4 (Reg. No. 333-113581) filed on March 12, 2004, as amended.

3.1 Certificate of Amendment of Certificate of Incorporation of Community Bank System, Inc.

31.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Mark E. Tryniski, Treasurer, Chief Operating Officer and Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Mark E. Tryniski, Treasurer, Chief Operating Officer and Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

o Form 8-K related to quarterly earnings press release was filed on January 26, 2004.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: May 7, 2004                         /s/ Sanford A. Belden
                                          ---------------------
                                          Sanford A. Belden, President, Chief
                                          Executive Officer and Director


Date: May 7, 2004                         /s/ Mark E. Tryniski
                                          --------------------
                                          Mark E. Tryniski, Treasurer, Chief
                                          Operating Officer and Chief Financial
                                          Officer