Form 10-Q
period 2004-06-30
COMMUNITY BANK SYSTEM INC
filed 2004-08-04
CIK 723188

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004
                        Commission file number 001-13695

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.). |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, $1.00 par value - 30,574,561 shares outstanding as of July 27, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Condition
         June 30, 2004 and December 31, 2003 ..............................  3

         Consolidated Statements of Income
         Three and six months ended June 30, 2004 and 2003 ................  4

         Consolidated Statement of Changes in Shareholders' Equity
         Six months ended June 30, 2004 ...................................  5

         Consolidated Statements of Comprehensive Income
         Three and six months ended June 30, 2004 and 2003 ................  6

         Consolidated Statements of Cash Flows
         Six months ended June 30, 2004 and 2003 ..........................  7

         Notes to the Consolidated Financial Statements
         June 30, 2004 ....................................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................ 14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk ........ 31

Item 4.  Controls and Procedures .......................................... 32

Part II. Other Information

Item 1.  Legal Proceedings ................................................ 33

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchases
         of Equity Securities ............................................. 33

Item 3.  Defaults upon Senior Securities .................................. 33

Item 4.  Submission of Matters to a Vote of Securities Holders ............ 33

Item 5.  Other Information ................................................ 33

Item 6.  Exhibits and Reports on Form 8-K ................................. 33

Part 1.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                    June 30,      December 31,
                                                                                      2004            2003
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                             $101,410        $103,923

Available-for-sale investment securities                                           1,445,560       1,190,882
Held-to-maturity investment securities                                               138,793         138,652
------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,578,867 and $1,327,120,            1,584,353       1,329,534
respectively)

Loans                                                                              2,346,735       2,128,509
Allowance for loan losses                                                             32,040          29,095
------------------------------------------------------------------------------------------------------------
  Net loans                                                                        2,314,695       2,099,414

Premises and equipment, net                                                           63,899          61,705
Accrued interest receivable                                                           28,071          25,851

Core deposit intangibles, net                                                         37,803          33,998
Goodwill                                                                             190,732         159,596
Other intangibles, net                                                                 2,248           2,517
------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                             230,783         196,111

Other assets                                                                          34,543          38,859
------------------------------------------------------------------------------------------------------------
     Total assets                                                                 $4,357,754      $3,855,397
============================================================================================================

Liabilities:
   Non-interest bearing deposits                                                    $547,632        $498,195
   Interest bearing deposits                                                       2,387,301       2,227,293
------------------------------------------------------------------------------------------------------------
      Total deposits                                                               2,934,933       2,725,488
  Federal funds purchased                                                             21,600          36,300
  Borrowings                                                                         831,250         551,096
  Subordinated debt held by unconsolidated subsidiary trusts                          80,418          80,390
  Accrued interest and other liabilities                                              48,156          57,295
------------------------------------------------------------------------------------------------------------
     Total liabilities                                                             3,916,357       3,450,569
------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note H)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued
  Common stock, $1.00 par value, 50,000,000 shares authorized;
     31,736,528 and 28,746,612 shares issued in 2004 and 2003, respectively           31,737          28,747
  Additional paid-in capital                                                         185,257         130,066
  Retained earnings                                                                  232,410         218,628
  Accumulated other comprehensive income                                              16,287          35,958
  Treasury stock, at cost (1,119,287 and 416,300 shares, respectively)               (23,850)         (8,490)
  Employee stock plan - unearned                                                        (444)            (81)
------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                      441,397         404,828
------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                   $4,357,754      $3,855,397
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                             Three Months Ended       Six Months Ended
                                                                                  June 30,                June 30,
                                                                             -------------------     ------------------
                                                                               2004        2003        2004       2003
-------------------------------------------------------------------------    -------------------     ------------------
Interest income:
  Interest and fees on loans                                                 $33,259     $30,986     $65,776     $62,201
  Interest and dividends on taxable investments                               13,149      11,362      25,371      23,736
  Interest and dividends on non-taxable investments                            5,728       4,671      10,910       9,353
-------------------------------------------------------------------------    -------------------     -------------------
     Total interest income                                                    52,136      47,019     102,057      95,290
-------------------------------------------------------------------------    -------------------     -------------------

Interest expense:
  Interest on deposits                                                         8,521       9,933      17,155      20,569
  Interest on federal funds purchased                                            101          84         187         169
  Interest on short-term borrowings                                            1,176         344       2,211         821
  Interest on subordinated debt held by unconsolidated subsidiary trusts       1,393       1,412       2,784       2,836
  Interest on long-term borrowings                                             3,488       3,144       6,309       6,309
-------------------------------------------------------------------------    -------------------     -------------------
     Total interest expense                                                   14,679      14,917      28,646      30,704
-------------------------------------------------------------------------    -------------------     -------------------

Net interest income                                                           37,457      32,102      73,411      64,586
Less:  provision for loan losses                                               2,300       2,673       4,350       6,073
-------------------------------------------------------------------------    -------------------     -------------------
Net interest income after provision for loan losses                           35,157      29,429      69,061      58,513
-------------------------------------------------------------------------    -------------------     -------------------

Non-interest income:
  Deposit service fees                                                         6,201       5,740      11,985      10,945
  Other banking services                                                         246         475         896       1,344
  Trust, investment and asset management fees                                  2,062       1,530       3,764       3,207
  Benefit plan administration, consulting and actuarial fees                   2,275       1,202       4,659       2,303
  Gain (loss) on investment securities & debt extinguishment                     135           0         145         (45)
-------------------------------------------------------------------------    -------------------     -------------------
Total non-interest income                                                     10,919       8,947      21,449      17,754
-------------------------------------------------------------------------    -------------------     -------------------

Operating expenses:
  Salaries and employee benefits                                              15,392      12,318      30,559      25,018
  Occupancy                                                                    2,500       2,328       5,130       4,749
  Equipment and furniture                                                      2,150       1,977       4,302       3,881
  Amortization of intangible assets                                            1,759       1,251       3,398       2,532
  Legal and professional fees                                                    970         859       1,967       1,578
  Data processing                                                              1,924       1,740       3,804       3,359
  Office supplies                                                                577         466       1,098       1,052
  Acquisition expenses                                                           411           5       1,381           5
  Other                                                                        4,092       4,235       7,892       7,452
-------------------------------------------------------------------------    -------------------     -------------------
Total operating expenses                                                      29,775      25,179      59,531      49,626
-------------------------------------------------------------------------    -------------------     -------------------

Income before income taxes                                                    16,301      13,197      30,979      26,641
Income taxes                                                                   4,160       3,165       7,683       6,660
-------------------------------------------------------------------------    -------------------     -------------------
Net income                                                                   $12,141     $10,032     $23,296     $19,981
=========================================================================    ===================     ===================

Basic earnings per share                                                       $0.41       $0.38       $0.80       $0.77
Diluted earnings per share                                                     $0.40       $0.38       $0.77       $0.75
Dividends declared per share                                                   $0.16      $0.145       $0.32       $0.29

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Six Months Ended June 30, 2004
(In Thousands, Except Share Data)


                                                Common Stock                             Accumulated
                                           ---------------------  Additional                Other                 Employee
                                              Shares     Amount    Paid-In    Retained  Comprehensive  Treasury  Stock Plan
                                           Outstanding   Issued    Capital    Earnings     Income       Stock    -Unearned   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003, as
   previously reported                      14,165,156   $14,373   $144,440    $218,628    $35,958     ($8,490)    ($81)   $404,828
Two-for-one stock split                     14,165,156    14,374    (14,374)                                                      0
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003, as restated   28,330,312    28,747    130,066     218,628     35,958      (8,490)     (81)    404,828

Net income                                                                       23,296                                      23,296

Other comprehensive loss, net of tax                                                       (19,671)                         (19,671)

Dividends declared:
  Common, $.32 per share                                                         (9,514)                                     (9,514)

Common stock issued under employee
  stock plan                                   397,703       398      3,064                                        (363)      3,099

Stock and options issued for acquisition     2,592,213     2,592     52,127                                                  54,719

Treasury stock purchased                      (702,987)                                                (15,360)             (15,360)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2004                    30,617,241   $31,737   $185,257    $232,410    $16,287    ($23,850)   ($444)   $441,397
===================================================================================================================================

See Note B "Stock Split" concerning two-for-one stock split.

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                               Three Months Ended        Six Months Ended
                                                                                    June 30,                 June 30,
                                                                             ---------------------     ---------------------
                                                                                2004       2003           2004        2003
---------------------------------------------------------------------------  ---------------------     ---------------------
Other comprehensive (loss) income, before tax:
  Change in minimum pension liability adjustment                                   $0           $0           $0          $97
  Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period                  (51,231)      14,779      (32,174)      21,311
     Reclassification adjustment for gains included in net income                (135)           0         (145)           0
---------------------------------------------------------------------------  ---------------------     ---------------------
Other comprehensive (loss) income, before tax                                 (51,366)      14,779      (32,319)      21,408
Income tax benefit (expense) related to other comprehensive (loss) income      20,069       (5,756)      12,648       (7,521)
---------------------------------------------------------------------------  ---------------------     ---------------------
Other comprehensive (loss) income, net of tax                                 (31,297)       9,023      (19,671)      13,887
Net income                                                                     12,141       10,032       23,296       19,981
---------------------------------------------------------------------------  ---------------------     ---------------------
Comprehensive (loss) income                                                  ($19,156)     $19,055       $3,625      $33,868
===========================================================================  =====================     =====================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                         2004            2003
---------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                            $23,296         $19,981
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                         3,960           3,482
     Amortization of intangible assets                                                    3,398           2,532
     Net amortization of premiums and discounts on securities and loans                     816           1,142
     Amortization of unearned compensation and discount on subordinated debt                127              58
     Provision for loan losses                                                            4,350           6,073
     (Gain) loss on investment securities and debt extinguishment                          (145)             45
     Loss (gain) on loans and other assets                                                   25            (470)
     Proceeds from the sale of loans held for sale                                            0          61,561
     Origination of loans held for sale                                                       0         (56,407)
     Change in other operating assets and liabilities                                     2,200             690
---------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                              38,027          38,687
---------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                        35,755          10,725
  Proceeds from maturities of held-to-maturity investment securities                      2,203           2,510
  Proceeds from maturities of available-for-sale investment securities                   94,383         130,816
  Purchases of held-to-maturity investment securities                                    (2,418)         (2,459)
  Purchases of available-for-sale investment securities                                (373,771)         (5,923)
  Net increase in loans outstanding                                                     (15,483)        (60,643)
  Cash received for acquisition (net of cash paid of $7,026)                                406               0
  Capital expenditures                                                                   (3,310)         (3,352)
---------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                                  (262,235)         71,674
---------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand deposits, NOW accounts, and savings accounts                      40,373          65,859
  Net change in time deposits                                                           (42,992)        (29,241)
  Net change in federal funds purchased                                                 (14,700)        (28,300)
  Net change in short-term borrowings                                                    91,528        (110,000)
  Change in long-term borrowings (net of payments of $40 and $5)                        169,002          (5,000)
  Issuance of common stock                                                                3,005           1,509
  Purchase of treasury stock                                                            (15,360)         (1,209)
  Cash dividends paid                                                                    (9,113)         (7,535)
  Other financing activities                                                                (48)            (77)
---------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                                   221,695        (113,994)
---------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                      (2,513)         (3,633)
  Cash and cash equivalents at beginning of period                                      103,923         113,531
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $101,410        $109,898
===============================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                $26,788         $29,968
  Cash paid for income taxes                                                             $5,730          $6,946
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                          $4,930          $3,784
  Gross change in unrealized (losses) gains on available-for-sale investment
securities                                                                             ($32,319)        $21,311
  Acquisition:
     Fair value of assets acquired, excluding acquired cash and intangibles            $259,551              $0
     Fair value of liabilities assumed                                                 $235,528              $0
     Common stock and options issued                                                    $54,719              $0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

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

NOTE B: ACQUISITION AND OTHER MATTERS

First Heritage Bank

On May 14, 2004, the Company acquired First Heritage Bank ("Heritage"), a closely held bank headquartered in Wilkes-Barre, Pa with three branches in Luzerne County, Pennsylvania. First Heritage's three branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. Consideration included 2,592,213 shares of common stock with a fair value of $52 million, stock options with a fair value of $3.0 million, and $6.0 million of cash. The results of Heritage's operations have been included in the consolidated financial statements since that date.

The estimated purchase price allocation of the assets acquired and liabilities assumed, including capitalized acquisition costs is as follows:

(000's omitted)
-----------------------------------------------------
Cash and due from banks                        $7,432
Available-for-sale investment securities       43,811
Loans, net of allowance for loan losses       204,120
Premises and equipment, net                     3,074
Other assets                                    1,114
Goodwill                                       30,788
Core deposit intangibles                        6,934
-----------------------------------------------------
  Total assets acquired                       297,273
Deposits                                      212,064
Borrowings                                     19,672
Other liabilities                               3,792
-----------------------------------------------------
  Total liabilities assumed                   235,528
-----------------------------------------------------
     Net assets acquired                      $61,745
=====================================================

Stock Repurchase Program

On May 21, 2004, the Company announced the continuation of a stock repurchase program previously announced in June 2003. The program provides for the repurchase of up to 1,400,000 outstanding shares in open market or privately negotiated transactions through June 2005. The repurchases will be for general corporate purposes, including those related to acquisition and stock plan activities. As of June 30, 2004, the Company has purchased 1,119,287 shares at an aggregate cost of $23.9 million and an average price per share of $21.31.

Stock Split

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

The Company's allowance methodology consists of two broad components. The first component includes a determination of estimated general losses in accordance with SFAS No. 5, "Accounting for Contingencies". This general allowance component reflects inherent probable losses related to pools of homogeneous loans that are evaluated collectively, including consumer mortgage loans, consumer direct and indirect loans, and business loans that are not impaired. Allowance levels for these loan pools are based principally on historical loss factors, as well as qualitative factors that are expected to affect loss experience, including delinquency, underwriting and economic trends and conditions. The second component of the allowance reflects specific losses related to individual business loans that are both greater than $500,000 and in a non-accruing status with respect to interest. Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral.

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

Intangible Assets

Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from 7 to 20 years. Goodwill is evaluated at least annually for impairment. The carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific risk indicators.

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

                                                        2004      2003
----------------------------------------------------------------------
Weighted-average expected life                          7.79      8.43
Future dividend yield                                   3.00%     3.00%
Share price volatility                          25.47%-25.59%    27.42%
Weighted average risk-free interest rate          4.02%-4.05%     4.03%
======================================================================

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

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                             --------------------------------------------------
(000's omitted except per share amounts)                        2004          2003          2004          2003
---------------------------------------------------------------------------------------------------------------
Net income, as reported                                       $12,141       $10,032       $23,296       $19,981
Less: stock-based compensation expense determined under
  fair value method, net of tax                                   207           162           625           454
---------------------------------------------------------------------------------------------------------------
     Pro forma net income                                     $11,934        $9,870       $22,671       $19,527
===============================================================================================================

Earnings per share:
   As reported:
      Basic                                                     $0.41         $0.38         $0.80         $0.77
      Diluted                                                   $0.40         $0.38         $0.77         $0.75
   Pro forma:
      Basic                                                     $0.40         $0.38         $0.78         $0.75
      Diluted                                                   $0.39         $0.37         $0.75         $0.73
===============================================================================================================

As of June 30, 2004 there were 2,692,955 stock options granted and outstanding.

New Accounting Pronouncements

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. In May 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This staff position provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and complex rules for transition that permit various alternative prospective and retroactive transition approaches. This guidance is effective for the third quarter of 2004. The Company's accumulated benefit obligation and net periodic benefit cost do not reflect an amount associated with this subsidy because it has not yet determined if its plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit. However, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments." This staff accounting bulletin deals with loan commitments a Company originates with the intention of selling. It requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. The Company periodically enters into such commitments with customers in connection with residential mortgage lending. The Company has not sold any of its originated loans during 2004 and thus this standard does not have any impact on its financial condition or results of operations.

In March 2004, the FASB issued an exposure draft, "Share-Based Payment: an amendment of FASB No. 123 and 95." This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the accounting for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. A final statement is expected to be issued during the fourth quarter of 2004 and will be effective as of January 1, 2005. Management does not expect the impact of the adoption of this exposure draft to be materially different from the pro forma impacts disclosed under SFAS No. 123.

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

NOTE D: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share is based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 435,868 and 307,492 anti-dilutive stock options outstanding as of June 30, 2004 and 2003, respectively. The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2004 and 2003.

                                                                Per Share
(000's omitted, except per share data)     Income      Shares     Amount
-------------------------------------------------------------------------
Three Months Ended June 30, 2004
  Basic EPS                                $12,141     29,821      $0.41
  Stock options                                           849
-------------------------------------------------------------
     Diluted EPS                           $12,141     30,670      $0.40
=============================================================

Three Months Ended June 30, 2003
  Basic EPS                                $10,032     26,113      $0.38
  Stock options                                           580
-------------------------------------------------------------
     Diluted EPS                           $10,032     26,693      $0.38
=============================================================

Six Months Ended June 30, 2004
  Basic EPS                                $23,296     29,200      $0.80
  Stock options                                           916
-------------------------------------------------------------
     Diluted EPS                           $23,296     30,116      $0.77
=============================================================

Six Months Ended June 30, 2003
  Basic EPS                                $19,981     26,085      $0.77
  Stock options                                           506
-------------------------------------------------------------
     Diluted EPS                           $19,981     26,591      $0.75
=============================================================

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                               As of June 30, 2004                   As of December 31, 2003
                                      ------------------------------------    ------------------------------------
                                        Gross                       Net         Gross                       Net
                                       Carrying   Accumulated     Carrying     Carrying   Accumulated     Carrying
(000's omitted)                         Amount    Amortization     Amount       Amount    Amortization     Amount
--------------------------------------------------------------------------    ------------------------------------
Amortizing intangible assets:
  Core deposit intangibles              $62,389     ($24,586)      $37,803      $55,455     ($21,457)      $33,998
  Other intangibles                       2,750         (502)        2,248        2,750         (233)        2,517
--------------------------------------------------------------------------    ------------------------------------
     Total amortizing intangibles        65,139      (25,088)       40,051       58,205      (21,690)       36,515
Non-amortizing intangible assets:
  Goodwill                              190,732            0       190,732      159,596            0       159,596
--------------------------------------------------------------------------    ------------------------------------
     Total intangible assets, net      $255,871     ($25,088)     $230,783     $217,801     ($21,690)     $196,111
==========================================================================    ====================================

As described in Note B, the increases in the gross carrying amount of core deposit intangibles and goodwill primarily reflect to the May 2004 acquisition of First Heritage Bank. No goodwill impairment adjustments were recognized in 2004 and 2003. The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)        Amount
-----------------------------
  July-Dec 2004        $4,016
           2005         6,953
           2006         5,794
           2007         5,440
           2008         5,154
     Thereafter        12,694
-----------------------------
          Total       $40,051
=============================

NOTE F: SUBORDINATED DEBT

The Company sponsors three business trusts, Community Capital Trust I, Community Capital Trust II, and Community Statutory Trust III, of which 100% of the common securities is owned by the Company. In accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", these business trusts are not consolidated with the financial statements of the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust and were $82,439,000 and $82,410,000 at June 30, 2004 and December 31, 2003,
respectively. Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

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

NOTE G: BENEFIT PLANS

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides supplemental pension retirement benefits for several current and former key employees. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The components of the net periodic benefit cost are as follows:

                                                     Pension Benefits                           Post-retirement Benefits
                                        --------------------------------------------    -----------------------------------------
                                         Three Months Ended       Six Months Ended      Three Months Ended     Six Months Ended
                                              June 30,                June 30,               June 30,              June 30,
                                        --------------------    --------------------    -------------------   -------------------
(000's omitted)                           2004        2003        2004        2003        2004       2003       2004       2003
------------------------------------------------------------    --------------------    -------------------   -------------------
Service cost                                $480        $356        $960        $711         $69        $45       $156        $90
Interest cost                                592         471       1,184         943          92         63        163        127
Expected return on plan assets              (790)       (642)     (1,580)     (1,284)          0          0          0          0
Net amortization and deferral                218         216         436         431          13          0         18          0
Amortization of prior service cost           107          (8)        213         (16)          1          8         15         15
Amortization of transition obligation          0          (1)          0          (2)         10         10         20         21
------------------------------------------------------------    --------------------    -------------------   -------------------
Net periodic benefit cost                   $607        $392      $1,213        $783        $185       $126       $372       $253
============================================================    ====================    ===================   ===================

                                                  Supplemental Benefits
                                         ---------------------------------------
                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         ------------------   ------------------
(000's omitted)                            2004       2003      2004       2003
-----------------------------------------------------------   ------------------
Service cost                                 $88        $33      $175        $65
Interest cost                                 39         47        78         95
Expected return on plan assets                 0          0         0          0
Net amortization and deferral                 44         25        89         49
Amortization of prior service cost           (34)        40       (68)        81
Amortization of transition obligation          0          0         0          0
-----------------------------------------------------------   ------------------
Net periodic benefit cost                   $137       $145      $274       $290
===========================================================   ==================

The Company does not anticipate making a contribution to its defined benefit plan in 2004.

NOTE H: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness. The fair value of these commitments is immaterial for disclosure in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The contract amount of commitment and contingencies are as follows:

                                    June 30,    December 31,
(000's omitted)                       2004          2003
------------------------------------------------------------
Commitments to extend credit        $430,600        $315,898
Standby letters of credit             21,093          19,163
------------------------------------------------------------
     Total                          $451,693        $335,061
============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company" or "CBSI") for the three and six months ended June 30, 2004 and 2003, although in some circumstances the first quarter of 2004 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13 and the Annual Report on Form 10-K for the year ended December 31, 2003. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

All references to "peer banks", unless otherwise noted, pertain to a group of 78 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the three months ending March 31, 2004 (the most recently available disclosure) as provided by the Federal Reserve Board in the Bank Holding Company Performance Report. Unless otherwise noted, the term "this year" refers to results in calendar year 2004, "second quarter" refers to the quarter ended June 30, 2004, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. All common share and common share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 29.

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

o Provision for income taxes - The Company is subject to examinations from various taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgements used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the taxing authorities determine that management's assumptions were inappropriate, an adjustment may be required which could have a material effect on the Company's results of operations.

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

Executive Summary

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers. The Company's branch network operates in New York as Community Bank, N.A., and in Pennsylvania as First Liberty Bank & Trust. The Company also operates five financial services businesses, which provide a broad array of wealth management and benefits administration and consulting services to bank and non-bank customers.

The Company's core operating objectives are to: (i) grow the branch network, primarily through a disciplined acquisition and de novo strategy, (ii) build high-quality, profitable loan portfolios using both organic and acquisition strategies, (iii) increase the non-interest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services businesses, and (iv) utilize technology to deliver customer-responsive products and services and to reduce operating costs.

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

Second quarter and June year-to-date ("YTD") earnings per share were both $0.02 above their respective prior year periods, as higher net interest income and non-interest income and a lower loan loss provision were partially offset by higher operating expenses and a greater number of common shares outstanding. On an operating basis (see Table 1 and related narrative), second quarter and June YTD return on assets were equivalent to the same periods of 2003, while return on equity declined slightly due to higher capital levels. Excluding acquisition activity, revenue generated by the financial services businesses was up for the current quarter and first six months of the year, as a result of strong revenue growth at all of the units. Operating expenses for the quarterly and YTD periods increased primarily due to acquisitions and higher compensation and benefits costs. The efficiency ratio for the second quarter improved as a result of net interest income and recurring non-interest income growing at a faster pace than operating expenses (excluding acquisition costs and intangible amortization). The YTD efficiency ratio was up marginally year-over-year, mostly due to the percentage growth of net interest income being slightly below that of operating expenses.

Asset quality improved over the last year, with reductions in delinquency, net charge-off and non-performing loan ratios. Excluding acquisition activity, the Company experienced strong year-over-year loan growth in consumer mortgage and indirect lending, with slight declines in the business and consumer direct portfolios. On a geographical basis, loan growth in the New York markets mirrored the results for the Company, with the Pennsylvania markets reporting an increase in consumer indirect loans and declines in other portfolios. Excluding acquisitions, total average deposits for the quarter and first six months of 2004 declined slightly from the levels that existed for the same periods last year.

On May 14, 2004, the Company completed its acquisition of First Heritage Bank ("First Heritage"), a $275 million-asset, three-branch commercial bank based in Wilkes-Barre, PA. The Company completed three acquisitions in 2003, including:
(1) Harbridge Consulting Group ("Harbridge"), an actuarial and benefits consulting firm based in Syracuse, NY that was acquired from PricewaterhouseCoopers in July, (2) Peoples Bankcorp Inc. ("Peoples"), a $29 million-asset single branch bank in Ogdensburg, NY acquired in September, and
(3) Grange National Banc Corp. ("Grange"), a $280 million-asset bank with twelve branches in five counties of Northeastern PA, acquired in November.

Net Income and Profitability

As shown in Table 2, second quarter and June YTD earnings per share of $0.40 and $0.77, respectively, were $0.02 higher than the EPS generated in the same periods of last year. Net income for the quarter of $12.1 million was up 21% over second quarter 2003, and net income of $23.3 million for the first six months of 2004 increased 17% from the amount earned in the equivalent period of last year. Net interest income for the second quarter of $41.1 million and $80.4 million for the first half of 2004, were up 17% and 14.0% from their respective prior year periods. Second quarter non-interest income (excluding net gains from investment securities sales and debt prepayment costs) of $10.8 million was up 21% from second quarter 2003, and the YTD amount of $21.3 million rose 20% from the prior year level. Operating expenses of $29.8 million for the quarter and $59.5 million for the first six months of 2004 were up 18% and 20%, respectively, from the equivalent periods of 2003, a portion of which related to acquisition expenses that rose $0.4 million for the quarter and $1.4 million on a YTD basis.

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

Operating earnings per share for the second quarter were $0.40, up 5.3% from the $0.38 reported in the equivalent period of 2003. On a year-to-date basis, operating EPS of $0.80 increased $0.05 or 6.7% versus the first six months of 2003. As reflected in Table 2, the primary reasons for the improved earnings for both time periods were higher net interest income and non-interest income and a lower loan loss provision, offset by higher operating expenses and an increased level of weighted average diluted shares. Net interest income increased because of higher earning-asset levels derived from the acquisitions of Peoples, Grange and First Heritage, organic consumer mortgage and indirect loan growth, and investment leverage. The increase in non-interest income for both time frames was mostly attributable to incremental revenue from Harbridge, strong growth at the other financial services units, and additional banking fees generated in the 16 branches added through the three whole-bank acquisitions. A significant decrease in net charge-offs and general improvement in other asset quality metrics were the primary drivers of the decrease in the loan loss provision, despite a significant increase in the size of the total loan portfolio. The quarterly and YTD performance improvements were partially offset by a growth in operating expenses, in most part due to the four acquisitions made in the intervening time period, as well as higher compensation and benefit expenses.

A reconciliation of GAAP-based earnings results to operating-based earnings results and a condensed income statement are as follows:

       Table 1: Reconciliation of GAAP Net Income to Operating Net Income

                                     Three Months Ended June 30,      Six Months Ended June 30,
                                     ---------------------------      -------------------------
(000's omitted)                           2004            2003           2004            2003
-----------------------------------   --------------------------      -------------------------
Net income                               $12,141         $10,032        $23,296         $19,981
After-tax operating adjustments:
  Net securities (gains)/losses              (82)              0            (89)              0
  Debt prepayment costs                        0               0              0              27
  Acquisition expenses                       252               3            847               3
-----------------------------------   --------------------------      -------------------------
Net income - operating                   $12,311         $10,035        $24,054         $20,011
===================================   ==========================      =========================

                       Table 2: Summary Income Statements

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                              ---------------------------      ---------------------------
(000's omitted, except per share data)                             2004            2003           2004              2003
-----------------------------------------------------------   ---------------------------      ---------------------------
Net interest income (FTE)                                         $41,083         $35,064        $80,372           $70,528
Loan loss provision                                                 2,300           2,673          4,350             6,073
Non-interest income                                                10,784           8,947         21,304            17,799
Gain (loss) on investment securities & debt extinguishment            135               0            145               (45)
Operating expenses                                                 29,364          25,174         58,150            49,621
Acquisition expenses                                                  411               5          1,381                 5
-----------------------------------------------------------   ---------------------------      ---------------------------
Income before taxes (FTE)                                          19,927          16,159         37,940            32,583
Fully tax-equivalent adjustment                                     3,626           2,962          6,961             5,942
Income taxes                                                        4,160           3,165          7,683             6,660
-----------------------------------------------------------   ---------------------------      ---------------------------
Net income                                                        $12,141         $10,032        $23,296           $19,981
===========================================================   ===========================      ===========================

Diluted earnings per share                                          $0.40           $0.38          $0.77             $0.75
Diluted earnings per share-operating                                $0.40           $0.38          $0.80             $0.75

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 3, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for second quarter 2004 was $41.1 million, up $6.0 million or 17% from the same period last year. A $715 million increase in average earning-assets more than offset $611 million higher interest-bearing liabilities and a 25-basis point decrease in the net interest margin. As reflected in Table 4, the volume changes mentioned above drove net interest income to rise $8.1 million, while the lower net interest margin had a lesser $2.1 million negative impact on net interest income. June 2004 YTD net interest income of $80.4 million was up $9.8 million or 14.0% from the year-earlier period. A $548 million increase in average earning-asset levels had a greater positive effect than a $455 million rise in interest-bearing liabilities and a 19-basis point decline in the net interest margin. Interest-bearing asset and liability volume changes resulted in $12.6 million more net interest income, partially offset by a lower net interest margin that had a negative $2.7 million impact on net interest income.

Higher second quarter and June YTD average loan balances were primarily attributable to the $393 million of loans acquired in the three bank transactions and $96 million of organic loan growth over the past 12 months, driven principally by strong consumer mortgage demand. Average investments (book value basis) rose $326 million for the second quarter and $202 million for the YTD period in comparison to the same periods of last year. The Company made a substantial amount of security purchases in the third quarter of 2003 and second quarter of 2004 to enhance its interest rate sensitivity and earnings profile. Investments were at below average levels in the first half of 2003 because the Company had instituted a de-leveraging strategy from third quarter 2002 through second quarter 2003, whereby proceeds from the run-off of investment securities were used to pay down borrowings until more favorable investment market conditions arose. Total average deposits were up 13.5% and 10.9% for the quarter and YTD periods in relation to the previous year, respectively, principally due to the deposits added through the Peoples, Grange and First Heritage acquisitions. External borrowings were increased to fund organic loan growth and investment purchases over the last 12 months, resulting in average borrowings that were up $365 million for the quarter and $261 million for the first half of 2004 in comparison to the year-earlier periods.

The 4.49% net interest margin in the second quarter dropped 25 basis points versus the same quarter last year, and the June YTD margin of 4.58% was down 19 basis points from the prior year. These declines were primarily attributable to the reduced level of interest rates over the last 12 months having a greater impact on earning-asset yields (quarter down 66 basis points, YTD down 64 basis points), than on the cost of funds (quarter down 41 basis points, YTD down 44 basis points). The reduction of earning-asset yields was mostly driven by declines in loan yields of 77 basis points for the quarter and 80 basis points for the YTD period. Loan originations over much of the last year were at rates that reflected the record-low rates prevalent in the market at the time, particularly in the mortgage, home equity and auto financing businesses. Investment portfolio yields were comparatively more stable (down 50 basis points for the quarter and 37 basis points YTD), as they benefited from significant call protection and investment purchases that were concentrated in periods of higher long-term rates. The Company's net interest margin for the first three months of 2004 was 70 basis points above the average for peer companies, driven by a very favorable earning-asset yield (+85 basis points), partially offset by a slightly higher ratio of interest expense to average earning assets (+15 basis points).

The second quarter cost of funds was down versus the same quarter of 2003 due to a 39-basis point drop in deposit costs and a 155-basis point decline in the average interest rate paid on external borrowings. The decline in the YTD costs of funds was driven by a 41-basis point fall in deposit costs and borrowing rates that were down 130 basis points. The deposit costs for both time periods were impacted to the greatest extent by time deposits rolling-over at lower current rates, but were also favorably affected by an increase in the percentage of deposit funding provided by demand deposits and a decline in the proportion of time deposits. The improvement in borrowing costs for the quarterly and YTD periods was primarily driven by a shift in the mix of external funding from higher-rate, longer-term borrowings to low-rate, short-term debt. A portion of this change was contributed by the prepayment of $25 million of longer-term FHLB obligations in the fourth quarter of 2003, which were replaced with short-term borrowings at much lower rates. The shift in the profile of borrowings not only lowered funding costs, but also serves to reduce the Company's risk exposure to falling interest rates. In addition, a significant amount of intermediate-term borrowings at favorable rates were added in the current quarter to fund investment purchases and organic loan growth, further reducing the overall borrowing rate due to their below-average cost.

Table 3 and 3A below sets forth information relating to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using a marginal income tax rate of 38.70% in 2004 and 38.94% in 2003. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans.

                    Table 3: Quarterly Average Balance Sheet

                                                                    Three Months Ended                  Three Months Ended
(000's omitted except yields and rates)                               June 30, 2004                        June 30, 2003
----------------------------------------------------------------------------------------------  -----------------------------------
                                                                                       Avg.                                 Avg.
                                                             Average                Yield/Rate    Average                Yield/Rate
                                                             Balance     Interest      Paid       Balance     Interest      Paid
                                                           -----------------------------------  -----------------------------------
Interest-earning assets:
  Time deposits in other banks                                   $629          $1      0.64%          $219          $1      1.83%
  Taxable investment securities (2)                           948,470      13,526      5.74%       727,936      11,608      6.40%
  Non-taxable investment securities (2)                       506,950       8,881      7.05%       401,535       7,229      7.22%
  Loans (net of unearned discount)(1)                       2,222,827      33,354      6.04%     1,834,610      31,143      6.81%
                                                           ----------------------               ----------------------
     Total interest-earning assets                          3,678,876      55,762      6.10%     2,964,300      49,981      6.76%
Non-interest earning assets                                   467,079                              395,627
                                                           ----------                           ----------
     Total assets                                          $4,145,955                           $3,359,927
                                                           ==========                           ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits     $1,122,467       1,512      0.54%      $984,553       1,800      0.73%
  Time deposits                                             1,197,563       7,009      2.35%     1,088,845       8,133      3.00%
  Short-term borrowings                                       416,767       1,277      1.23%       132,775         428      1.29%
  Long-term borrowings                                        376,350       4,881      5.22%       295,533       4,556      6.18%
                                                           ----------------------               ----------------------
     Total interest-bearing liabilities                     3,113,147      14,679      1.90%     2,501,706      14,917      2.39%
Non-interest bearing liabilities:
  Demand deposits                                             550,683                              456,176
  Other liabilities                                            51,465                               59,214
Shareholders' equity                                          430,660                              342,831
                                                           ----------                           ----------
     Total liabilities and shareholders' equity            $4,145,955                           $3,359,927
                                                           ==========                           ==========

Net interest earnings                                                     $41,083                              $35,064
                                                                       ==========                           ==========
Net interest spread                                                                    4.20%                                4.37%
Net interest margin on interest-earnings assets                                        4.49%                                4.74%

Fully tax-equivalent adjustment on investments and loans                   $3,626                              $2,962

(1)   The impact of interest not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

                  Table 3A: Year to Date Average Balance Sheet

                                                                     Six Months Ended                   Six Months Ended
(000's omitted except yields and rates)                               June 30, 2004                       June 30, 2003
----------------------------------------------------------------------------------------------  -----------------------------------
                                                                                       Avg.                                 Avg.
                                                             Average                Yield/Rate    Average                Yield/Rate
                                                             Balance     Interest      Paid       Balance     Interest      Paid
                                                           -----------------------------------  -----------------------------------
Interest-earning assets:
  Time deposits in other banks                                   $716          $2      0.56%          $221          $1      0.91%
  Taxable investment securities (2)                           882,585      26,121      5.95%       758,775      24,234      6.44%
  Non-taxable investment securities (2)                       479,943      16,920      7.09%       402,003      14,466      7.26%
  Loans (net of unearned discount)(1)                       2,167,108      65,975      6.12%     1,821,323      62,531      6.92%
                                                           ----------------------               ----------------------
     Total interest-earning assets                          3,530,352     109,018      6.21%     2,982,322     101,232      6.85%
Non-interest earning assets                                   463,177                              393,366
                                                           ----------                           ----------
     Total assets                                          $3,993,529                           $3,375,688
                                                           ==========                           ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits     $1,088,502       3,057      0.56%      $985,617       3,734      0.76%
  Time deposits                                             1,185,501      14,098      2.39%     1,094,934      16,835      3.10%
  Short-term borrowings                                       386,465       2,398      1.25%       151,950         990      1.31%
  Long-term borrowings                                        323,414       9,093      5.65%       296,653       9,145      6.22%
                                                           ----------------------               ----------------------
     Total interest-bearing liabilities                     2,983,882      28,646      1.93%     2,529,154      30,704      2.45%
Non-interest bearing liabilities:
  Demand deposits                                             535,770                              452,717
  Other liabilities                                            53,139                               57,613
Shareholders' equity                                          420,738                              336,204
                                                           ----------                           ----------
     Total liabilities and shareholders' equity            $3,993,529                           $3,375,688
                                                           ==========                           ==========

Net interest earnings                                                     $80,372                              $70,528
                                                                       ==========                           ==========
Net interest spread                                                                    4.28%                                4.40%
Net interest margin on interest-earnings assets                                        4.58%                                4.77%

Fully tax-equivalent adjustment                                            $6,961                               $5,942

(1)   The impact of interest not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

As discussed above and disclosed in Table 4 below, the year-over-change in quarterly and YTD net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                              Table 4: Rate/Volume

                                                           2nd Quarter 2004 versus 2nd         Six Months Ended June 30,
                                                                  Quarter 2003                     2004 versus 2003
                                                           Increase (Decrease) Due to         Increase (Decrease) Due to
                                                                  Change in (1)                      Change in (1)
                                                         -------------------------------    -------------------------------
                                                                                   Net                                Net
(000's omitted)                                           Volume       Rate       Change     Volume       Rate       Change
----------------------------------------------------------------------------------------    -------------------------------
Interest earned on:
  Time deposits in other banks                                 $1        ($1)         $0          $2        ($1)         $1
  Taxable investment securities                             3,241     (1,323)      1,918       3,754     (1,867)      1,887
  Non-taxable investment securities                         1,851       (199)      1,652       2,753       (299)      2,454
  Loans (net of unearned discount)                          6,096     (3,885)      2,211      11,030     (7,586)      3,444
Total interest-earning assets (2)                         $11,191    ($5,410)     $5,781     $17,476    ($9,690)     $7,786

Interest paid on:
  Interest checking, savings and money market deposits       $229      ($517)      ($288)       $365    ($1,042)      ($677)
  Time deposits                                               757     (1,881)     (1,124)      1,308     (4,045)     (2,737)
  Short-term borrowings                                       871        (22)        849       1,457        (49)      1,408
  Long-term borrowings                                      1,121       (796)        325         788       (840)        (52)
Total interest-bearing liabilities (2)                     $3,235    ($3,473)      ($238)     $4,987    ($7,045)    ($2,058)

Net interest earnings (2)                                  $8,069    ($2,050)     $6,019     $12,558    ($2,714)     $9,844

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

                          Table 5: Non-interest Income

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                            ---------------------------        -------------------------
  (000's omitted)                                              2004               2003            2004             2003
  --------------------------------------------------------  ---------------------------        -------------------------
  Banking services:
    Electronic banking                                          $626               $617          $1,155           $1,163
    Mortgage banking                                               4                268             261              957
    Deposit service charges                                    1,355              1,345           2,692            2,641
    Overdraft fees                                             3,682              3,391           7,134            6,301
    Credit life and disability insurance                          86                 65             141              126
    Commissions and other fees                                   611                459           1,197            1,005
    Miscellaneous                                                 83                 70             301               96
  --------------------------------------------------------  ---------------------------        -------------------------
       Total banking services                                  6,447              6,215          12,881           12,289
  --------------------------------------------------------  ---------------------------        -------------------------

  Financial services:
    Retirement plan administration and trustee fees            1,422              1,202           2,866            2,303
    Actuarial and benefit plan consulting fees                   853                  0           1,793                0
    Asset advisory and management fees                           593                369           1,092              878
    Investment and insurance product commissions               1,072                808           1,827            1,601
    Personal trust                                               397                353             845              728
  --------------------------------------------------------  ---------------------------        -------------------------
       Total financial services                                4,337              2,732           8,423            5,510
  --------------------------------------------------------  ---------------------------        -------------------------

  Sub-total                                                   10,784              8,947          21,304           17,799
  Gain (loss) on investment securities & debt prepayment         135                  0             145              (45)
  --------------------------------------------------------  ---------------------------        -------------------------
       Total non-interest income                             $10,919             $8,947         $21,449          $17,754
  ========================================================   ==========================        =========================

  Non-interest income/operating income (FTE)                    20.8%              20.3%           21.0%            20.2%

As displayed in Table 5, non-interest income (excluding net securities gains and debt prepayment costs) was $10.8 million in the second quarter and $21.3 million for the first half of 2004. This corresponded to increases of $1.8 million (21%) for the quarter and $3.5 million (20%) for the YTD period in comparison to one-year earlier. A majority of the growth in both time intervals was attributable to the $1.6 million and $2.9 million increases in financial services revenue for the quarterly and YTD periods, respectively. Recurring banking fees were up 3.7% for the current quarter and 4.8% for the first six months of 2004 versus year-earlier levels.

A majority of the growth in banking non-interest income for both periods was due to the three whole-bank acquisitions completed over the last nine months, with a majority of the increase derived from higher overdraft fees. The $291,000 and $833,000 rise in overdraft income for the quarter and first half of 2004, respectively, was further enhanced by the conversion of a majority of the acquired retail accounts to the Company's successful Overdraft FreedomTM program. In addition, the $205,000 increase in miscellaneous non-interest income for the first half of 2004 benefited from higher cash surrender values derived from acquired life insurance policies. These improvements were offset by a year-over-year decline in mortgage banking income for the quarter (down $264,000) and first six months of 2004 (down $696,000), which was primarily attributable to the discontinuation of the sale of longer-term mortgages in the secondary market in the fourth quarter of 2003. A material amount of gains on the sale of mortgages were earned in the first half of 2003 as declining long-term rates increased the market value of mortgages that had been held for sale.

More than half of the increase in financial services revenue for the second quarter and first six months of the year was driven by the acquisition of Harbridge, which accounted for $853,000 and $1,793,000 of the quarterly and YTD variances, respectively. Strong growth at each of the other financial services units for both periods also contributed significantly to the year-over-year increases. BPA generated revenue growth of $220,000 (18%) for the quarter and $563,000 (24%) for first half of 2004, primarily achieved through obtaining a significant number of new client relationships and their associated investment assets. Essentially all of the year-over-year growth at CISI and EAM was achieved in the current quarter. CISI was up $264,000 for the quarter and was positively impacted by an increased volume of annuity sales in response to higher interest rates and additional client relationships developed in the new markets opened up by the Company's banking acquisitions. Second quarter revenue for EAM increased $224,000 over the prior year quarter as appreciation in the U.S. equity markets and the attraction of net new client assets over the past 12 months drove significant growth (61%). Second quarter and June YTD revenue for the personal trust business was up 13% and 16% versus the prior year, respectively, as the unit benefited from increased fees attributable to higher equity asset valuations and new business generation.

The ratio of non-interest income to operating income (FTE basis, excluding net security gains and debt prepayment costs) was 20.8% for the second quarter and 21.0% for the first half of the year, 0.5 and 0.8 percentage points higher than the same periods of last year. The significant growth of the financial services group was the primary reason non-interest income outpaced net interest income growth.

There was $145,000 of net security gains in the first half of 2004 from the sale of securities that were inherited through acquisitions. This compared to $45,000 of debt prepayment costs in the first six months of 2003 associated with the retirement of $500,000 of the Company's 9.75% fixed-rate subordinated debentures.

Operating Expenses

Table 6 below sets forth the quarterly and YTD results of the major operating expense categories for the current and prior year, as well as the efficiency ratio (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                          Three Months Ended June 30,        Six Months Ended June 30,
                                          ---------------------------       ----------------------------
   (000's omitted)                             2004            2003              2004            2003
   -----------------------------------    ---------------------------       ----------------------------
   Salaries and employee benefits            $15,392          $12,318           $30,559          $25,018
   Occupancy                                   2,500            2,328             5,130            4,749
   Equipment and furniture                     2,150            1,977             4,302            3,881
   Legal and professional fees                   970              859             1,967            1,578
   Data processing                             1,924            1,740             3,804            3,359
   Amortization of intangible assets           1,759            1,251             3,398            2,532
   Office supplies                               577              466             1,098            1,052
   Foreclosed property                           212               (9)              443              158
   Other                                       3,880            4,244             7,449            7,294
   -----------------------------------    ---------------------------       ----------------------------
     Total recurring expenses                 29,364           25,174            58,150           49,621
   Acquisition expenses                          411                5             1,381                5
   -----------------------------------    ---------------------------       ----------------------------
     Total operating expenses                $29,775          $25,179           $59,531          $49,626
   ===================================    ===========================       ============================

   Operating expenses/average assets            2.85%            3.01%             2.93%            2.96%
   Efficiency ratio                             53.2%            54.4%             53.8%            53.3%

As shown in Table 6, second quarter operating expenses were $29.8 million, up $4.6 million (18%) from the prior year level, and year-to-date operating expenses of $59.5 million rose $9.9 million or 20% compared to 2003. The increases for both periods were primarily attributable to the incremental recurring operating expenses associated with the acquisitions of Peoples, Grange, Harbridge and First Heritage during the intervening time period. In addition, $1.4 million of acquisition expenses were incurred in the first six months of 2004 versus an immaterial amount in the previous year (no acquisitions were completed in 2002 and the first half of 2003). A large portion of the acquisition expenses were associated with $0.9 million of deferred compensation costs that were recorded in first quarter 2004 but should have been recognized in 1996 by a bank that was acquired by First Liberty Bank & Trust, prior to its acquisition by the Company in 2001. The balance of the acquisition expenses was primarily attributable to professional fees and system conversion costs that arose due to the acquisitions of First Heritage and Grange.

Recurring operating expenses (excludes acquisition expenses) of $29.4 million for the quarter and $58.2 million for the first half of 2004 were both up 17% versus the equivalent prior year periods. As previously mentioned, these increases were mainly driven by the four acquisitions completed since the end of June 2003, which affected virtually all expense categories, and amortization of intangible assets in particular. The year-over-year rise in personnel expenses, $3.1 million for the second quarter and $5.5 million for the June YTD period, was also impacted by merit increases, hiring activity and higher pension and medical costs. Year-to-date legal and professional fees increased versus prior year in most part due to the increased responsibilities associated with complying with new governance and regulatory requirements. Lastly, other expenses in the second quarter were down versus the same period last year primarily because of costs associated with the retirement of a senior executive in the second quarter of 2003.

The Company's efficiency ratio (recurring operating expenses excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) was 53.2% for the second quarter, 1.2 percentage points below the comparable period of 2003. Recurring operating income grew 18% versus the 15% increase in core operating expenses (as defined above). Organic income expansion generated principally through loan growth, investment leverage and increased revenue from the financial services segment resulted in higher margins due to the significant proportion of fixed costs inherent in the Company's expense structure. The efficiency ratio of 53.8% for the first half of 2004 was up 0.5 percentage points from a year-earlier due to core operating expenses increasing 16%, while recurring operating income grew at a lesser, 15% pace. First quarter 2004 year-over-year net interest income growth lagged the percentage increase in operating expenses primarily due to a lower net interest margin and the escalation of certain employee benefit costs.

Income Taxes

The June YTD effective income tax rate was raised 0.8 percentage points to 24.8% in the second quarter of 2004 principally as a result of a higher proportion of income being generated from fully taxable loans and investments. The YTD effective tax rate was only slightly below (0.2 percentage points) the rate for the first half of 2003. The full six-month impact of the tax rate increase was incurred in the current quarter, and therefore the rate of 25.5% was above the YTD and projected full year rate. The quarterly tax rate was 1.5 percentage points above the tax rate for second quarter 2003, when the YTD rate lowered from 26.0% to 25.0%.

Investments

As reflected in Table 7 below, the book value (excludes unrealized gains) of investments at the end of the quarter increased $287 million from year-end 2003 and was up $473 million versus June 30, 2003. As previously mentioned, the year-over-year and quarterly growth in the book value of the investment portfolio was driven by strategic security purchases made over the last four quarters to enhance the Company's interest rate sensitivity profile and take advantage of improved investment market conditions. In addition, the strong capital positions and excess deposits held by the three banks the Company acquired over the past nine months provided further support for investment purchases. The investment portfolio at the end of second quarter 2003 was at a reduced level due to the de-leveraging strategy that had been in place for more than three quarters. During that time frame the Company used cash flow from the run-off of investments to support loan growth and repay borrowings until reinvestment opportunities became more attractive.

The carrying value of investments (includes unrealized gains on available-for-sale securities) was $1.6 billion at the end of the second quarter, up $255 million from December 31, 2003 and $414 million higher than the end of second quarter 2003. The increases in carrying value were well below that of the book value changes for the equivalent six and twelve-month periods because of the decline in the value of unrealized gains (market value adjustment or "MVA"), caused primarily by the significant rise in interest rates during second quarter 2004. The MVA at June 30, 2004 of $26.6 million was down $32 million (-55%) from year-end 2003 and was $59 million (-69%) lower than its level at the end of second quarter 2003, despite the increased size of the underlying portfolio.

                              Table 7: Investments

                                                             June 30, 2004           December 31, 2003           June 30, 2003
                                                       ------------------------  ------------------------  ------------------------
                                                         Amortized                 Amortized                 Amortized
                                                         Cost/Book      Market     Cost/Book      Market     Cost/Book       Market
(000's omitted)                                            Value        Value        Value        Value        Value         Value
-------------------------------------------------------------------------------  ------------------------  ------------------------
Held-to-Maturity Portfolio:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                  $127,563     $121,957     $127,635     $125,003           $0           $0
  Obligations of state and political subdivisions            7,653        7,773        7,459        7,677        6,818        7,108
  Other securities                                           3,577        3,577        3,558        3,558        3,559        3,559
-------------------------------------------------------------------------------  ------------------------  ------------------------
     Total held-to-maturity portfolio                      138,793      133,307      138,652      136,238       10,377       10,667
-------------------------------------------------------------------------------  ------------------------  ------------------------

Available-for-Sale Portfolio:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                   637,166      646,271      456,913      479,454      356,392      389,910
  Obligations of state and political subdivisions          543,574      555,393      443,930      470,210      403,837      440,359
  Corporate securities                                      42,177       43,552       27,712       30,251       27,646       31,451
  Collateralized mortgage obligations (CMO's)               82,003       84,205       89,566       93,552      163,951      170,819
  Mortgage-backed securities                                60,182       62,257       76,628       80,177      100,092      105,256
-------------------------------------------------------------------------------  ------------------------  ------------------------
    Sub-total                                            1,365,102    1,391,678    1,094,749    1,153,644    1,051,918    1,137,795
  Equity securities (1)                                     44,026       44,026       29,185       29,185       16,543       16,543
  Federal Reserve Bank common stock                          9,856        9,856        8,053        8,053        5,656        5,656
-------------------------------------------------------------------------------  ------------------------  ------------------------
    Total available-for-sale portfolio                   1,418,984    1,445,560    1,131,987    1,190,882    1,074,117    1,159,994
Net unrealized gain on available-for-sale portfolio         26,576            0       58,895            0       85,877            0
-------------------------------------------------------------------------------  ------------------------  ------------------------
     Total carrying value                               $1,584,353   $1,578,867   $1,329,534   $1,327,120   $1,170,371   $1,170,661
                                                       ========================  ========================  ========================


Loans

As shown in Table 8, loans ended the first quarter at $2.3 billion, up $218 million (10.3%) year-to-date and $489 million (26%) higher than one year earlier. Most of the YTD and year-over-year increases in loan balances was attributable to acquisitions, which added $206 million to the loan portfolio in 2004 and $393 million over the last 12 months. Excluding the impact of acquisitions, total loans grew $12 million or 0.5% in the first half of 2004 and $96 million or 5.2% over the past year. All of the loan growth for both periods was produced in the consumer mortgage and consumer indirect lines of business. The organic loan growth for the six and 12-month intervals was generated in the New York markets, with declines in Pennsylvania. Over the last year the mix of loans has become more weighted towards consumer mortgages because of the strong growth in that segment, and business lending due to the high proportion of commercial loans in First Heritage's portfolio.

                                 Table 8: Loans

   (000's omitted)            June 30, 2004          December 31, 2003        June 30, 2003
   ---------------------   --------------------    --------------------    -------------------
   Consumer mortgage          $780,550      33%       $739,593      35%       $545,828      29%
   Business lending            853,034      36%        689,436      32%        637,985      34%
   Consumer indirect           340,868      15%        325,241      15%        305,549      17%
   Consumer direct             372,283      16%        374,239      18%        368,653      20%
   ---------------------   -------------------     -------------------     -------------------
     Total loans            $2,346,735     100%     $2,128,509     100%     $1,858,015     100%
   =====================   ===================     ===================     ===================

Total consumer mortgages increased $41 million in the first six months of 2004 and $235 million year-over year. Excluding the impact of acquisitions, consumer mortgages were up $20 million (2.7%) over the last two quarters and $112 million (21%) over the last year. The year-over-year growth rate would have been even higher had $14 million of longer-term mortgages not been sold in the secondary market in the third quarter of 2003. Volumes have slowed in the past six months as the record levels of refinancing activity that were driven by 40-year low mortgage rates in 2003 have diminished in a rising interest rate environment. The growth for both the six and 12-month time frames was derived principally from activity in the New York markets.

Business loans rose $164 million over the latest six months and were up $215 million from one year ago. All of the growth for both periods came from the loans acquired in the First Heritage transaction in May 2004. Excluding those loans, business lending was down $6 million or 0.9% from December 2003's level. Excluding the impact of all three bank acquisitions, business loans fell $23 million or 3.5% over the last 12 months. The New York markets were down year-over-year but increased over the past six months, while the Pennsylvania markets experienced declines over both periods. A relatively slow economic recovery in our primary markets, restricted capital spending by companies, competitive conditions and the desire to maintain solid asset quality standards have limited growth in certain of our markets. However, business loans continue to grow on an organic basis, as the sequential increase produced in the second quarter of 2004 was the highest it has been in two and a half years.

Consumer indirect loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships, rose $16 million (4.8%) in the last six months and $35 million (11.6%) on a year-over-year basis. Only an immaterial amount of consumer indirect loans was added in the three bank acquisitions. Historically low interest rates, aggressive dealer and manufacturer incentives on new vehicles, and very competitive pricing on used vehicles have helped maintain solid growth in auto, boat and recreational vehicle sales over the last year. These market factors as well as the Company's addition of new originating dealers, strong relationships with current dealers and ability to offer competitive rates have contributed to 10 straight quarters of consumer indirect lending growth. Consumer indirect loans increased in both the New York and Pennsylvania markets during the six and 12-month time frames.

Consumer direct loans are comprised of installment loans, personal loans, student loans (which are sold once principal repayment begins) and variable and fixed rate home equity loans and lines of credit. This segment declined by $2 million in the first half of 2004 and was up $4 million from one year ago. Excluding loans added through acquisition, consumer direct loans were down $18 million (-4.8%) from year-end 2003 and declined $29 million (-7.9%) versus June 30, 2003. A certain amount of consumer installment and home equity loans continue to be paid off through conventional mortgage refinancings. Promotional rates, the reduction of rates on larger loans and marketing campaigns were initiated in the current quarter to promote new home equity volume, but extremely competitive conditions in this segment has made it difficult to grow this part of the loan portfolio at profitable yield levels. Total consumer direct loans were down for both periods in the New York and Pennsylvania markets.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending June 30, 2004 and 2003 and December 31, 2003.

                         Table 9: Non-performing Assets

    (000's omitted)                                               June 30, 2004    December 31, 2003    June 30, 2003
    ------------------------------------------------------------ --------------   ------------------   --------------
    Non-accrual loans                                                   $11,142              $11,940          $12,678
    Accruing loans 90+ days delinquent                                    1,234                1,307            2,457
    Restructured loans                                                      856                   28               30
    ------------------------------------------------------------ --------------   ------------------   --------------
         Total non-performing loans                                      13,232               13,275           15,165
    Other real estate                                                     1,044                1,077              943
    ------------------------------------------------------------ --------------   ------------------   --------------
         Total non-performing assets                                    $14,276              $14,352          $16,108
    ============================================================ ==============   ==================   ==============

    Allowance for loan losses to total loans                               1.37%                1.37%            1.48%
    Allowance for loan losses to non-performing loans                       242%                 219%             181%
    Non-performing loans to total loans                                    0.56%                0.62%            0.82%
    Non-performing assets to total loans and other real estate             0.61%                0.67%            0.87%
    Delinquent loans (30 days + to non-accruing) to total loans            1.50%                1.77%            1.79%
    Net charge-offs to average loans outstanding (quarterly)               0.26%                0.54%            0.57%
    Loan loss provision to net charge-offs (quarterly)                      160%                 113%             103%

As displayed in Table 9, non-performing assets at June 30, 2004 were $14.3 million, a decrease of $0.1 million versus year-end 2003 and $1.8 million below the level at the end of second quarter 2003. The improvement over the last six months was due to a reduction in installment 90+ day delinquencies and commercial non-accrual levels despite the addition of First Heritage's portfolio, contributing to a six-basis point drop in the ratio of non-performing assets to total loans. The decline in non-performing assets over the last year was primarily attributable to non-performing commercial loans falling by $2.0 million. This improvement combined with the substantial increase in the size of the loan portfolio resulted in the ratio of non-performing assets to total loans plus OREO to decline 26 basis points versus June 30, 2003 to 0.61%, reflecting an overall improvement in asset quality.

Non-performing loans were 0.56% of total loans outstanding at the end of the second quarter versus 0.62% at year-end 2003 and 0.82% at June 30, 2003. This ratio improved in comparison to year-end 2003 and one year ago due to the aforementioned positive developments in the commercial and installment portfolios over the last year. The Company's non-performing loan ratios for the second and first (0.66%) quarters of 2004 compared very favorably to the peer bank mean of 0.78% at the end of first quarter 2004. The allowance for loan loss to non-performing loans ratio, a general measure of coverage adequacy, was 242% at the end of the second quarter, up from the coverage ratios of 219% at year-end 2003 and 181% at June 30, 2003.

Delinquent loans (30 days through non-accruing and restructured loans) as a percent of total loans was 1.50% at the end of the second quarter, its lowest level since first quarter 2001. This ratio improved 27 basis points in comparison to year-end 2003 and 29 basis points versus June 30, 2003. The reduction of the delinquency ratio from its level six months ago was driven by the non-performing loan improvements discussed above as well as significant declines in installment and real estate loans 30 to 89 days past due. The decrease in the delinquency ratio in comparison to one-year earlier was again attributable to commercial loans, which experienced a decline in loans 30 to 89 days delinquent in addition to the improved non-performing metrics. As of March 31, 2004, the median peer bank delinquency ratio of 1.57% was seven basis points above the Company's second quarter ratio and eight basis points lower than its ratio at that time.

                   Table 10: Allowance for Loan Loss Activity

                                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                                ----------------------------      ----------------------------
   (000's omitted)                                                  2004             2003             2004             2003
   ----------------------------------------------------------   ----------------------------      ----------------------------
   Amount of loans outstanding at end of period                  $2,346,735       $1,858,015       $2,346,735       $1,858,015
   Daily average amount of loans (net of unearned discount)      $2,222,827       $1,834,610       $2,167,108       $1,821,323

   Allowance for loan losses at beginning of period                 $28,821          $27,350          $29,095          $26,331
   Charge-offs:
     Business lending                                                   613            1,522            1,732            2,702
     Consumer mortgage                                                   34               46              130               87
     Consumer direct                                                    686              701            1,444            1,388
     Consumer indirect                                                1,154              980            2,205            2,054
   ----------------------------------------------------------   ----------------------------      ----------------------------
        Total charge-offs                                             2,487            3,249            5,511            6,231
   Recoveries:
     Business lending                                                   437               56              579              122
     Consumer mortgage                                                   10                4               22                8
     Consumer direct                                                    187              189              371              405
     Consumer indirect                                                  415              394              777              709
   ----------------------------------------------------------   ----------------------------      ----------------------------
        Total recoveries                                              1,049              643            1,749            1,244
   ----------------------------------------------------------   ----------------------------      ----------------------------
   Net charge-offs                                                    1,438            2,606            3,762            4,987
   Provision for loan losses                                          2,300            2,673            4,350            6,073
   Allowance on acquired loans                                        2,357                0            2,357                0
   ----------------------------------------------------------   ----------------------------      ----------------------------
   Allowance for loan losses at end of period                       $32,040          $27,417          $32,040          $27,417
   ==========================================================   ============================      ============================

   Net charge-offs to average loans outstanding                        0.26%            0.57%            0.35%            0.55%

As displayed in Table 10, net charge-offs during the second quarter were $1.4 million, $1.2 million less than the equivalent 2003 period, driven by significant declines in the business lending segment. This decrease occurred despite a $388 million increase in average loan balances, and resulted in a 31-basis point drop in the net charge-off ratio (net charge-offs as a percentage of average loans outstanding) to 0.26%, its lowest quarter-end level in more than four years. On a year-to-date basis net charge-offs were down $1.2 million versus the prior year period, while average loans were up $346 million for the same period, resulting in a 20-basis point decline in the YTD net charge-off ratio to 0.35%. Lower business loan net charge-offs were again the main contributor to this substantial improvement, reflecting strengthening economic conditions and the effectiveness of increased credit risk management resources. The increased proportion of comparatively low-risk consumer mortgages in the loan portfolio (35% of total average loans in first half of 2004 versus 29% one year earlier) also helped reduce the overall level of charge-offs in relation to total average loan balances.

The business lending net charge-off ratio for the quarter declined 84 basis points versus prior year to 0.09%, and on a year-to-date basis was down 50 basis points to 0.32% of average business loans. The second quarter consumer indirect net charge-off ratio was up 11 basis points versus the same quarter of 2003 to 0.90%, but the June YTD ratio of 0.88% improved by five basis points in comparison to prior year. The consumer direct net charge-off ratio of 0.55% for the quarter was equal to the year earlier period and the ratio of 0.59% for the first half of 2004 was up six basis points versus the same time interval last year. The net charge-off ratio for consumer mortgages was 0.01% and 0.03% for the second quarter and first six months of 2004, respectively, in line with the equivalent periods of 2003. This ratio has averaged only 0.04% of average consumer mortgage balances over the last eight quarters.

A required loan loss allowance of $32.0 million was determined as of June 30, 2004, resulting in a $2.3 million loan loss provision for the quarter compared to $2.7 million one year earlier. The second quarter loan loss provision was $0.9 million higher than net charge-offs mainly due to the additional allowance needed to cover the $35 million of organic loan growth in the quarter, the downgrade of risk ratings on certain business loans, and an increase in the historical loss factors for installment loans. The loan loss provision for the first half of 2004 of $4.4 million was down $1.7 million or 28% versus the prior year, driven by the overall improvement in asset quality. The allowance for loan losses rose $4.6 million or 17% over the last 12 months, versus a 26% increase in loans outstanding. Consequently, the ratio of allowance for loan loss to loans outstanding declined 11 basis points to 1.37%. The reduction in this ratio reflects a higher proportion of high-credit quality consumer mortgages in the loan portfolio and improving trends in net charge-off, non-performing and delinquency ratios.

Deposits

As shown in Table 11, average deposits of $2.9 billion in the second quarter were up $224 million compared to fourth quarter 2003 and increased $341 million versus the same quarter of last year. Deposits of $212 million were added in the second quarter as a result of the acquisition of First Heritage, and approximately $249 million of deposits were acquired in conjunction with the Peoples and Grange transactions in the second half of 2003. Excluding the impact of these acquisitions, average deposits for the quarter were down approximately 1% from their level in the second and fourth quarters of 2003.

Over the past year the deposit mix continued to shift towards demand deposits and more liquid interest-bearing deposits (interest checking and savings accounts). This shift in deposit mix may have reflected customers' unwillingness to be locked into CD rates for extended periods of time and hold money in accounts with higher minimum balance requirements at low interest rates, especially given the diminished interest rate spread between these accounts and shorter-term or less restrictive interest-bearing accounts. The greatly reduced opportunity cost of holding money in non-interest and low-interest bearing accounts contributed to the average balances for demand deposit, interest checking and savings accounts increasing to 48% of total deposits in second quarter 2004 versus 45% in the same quarter last year. This shift in mix, combined with CDs being rolled over at lower interest rates and periodic reductions of other interest-bearing deposit rates, helped drive down the second quarter cost of deposits by 39 basis points on a year-over-year basis.

Excluding the impact of acquisitions, average IPC (individuals and businesses) deposits in the current quarter decreased 1.8% from fourth quarter 2004's level and 1.7% from one year ago. This mostly reflects the competitive conditions in our primary markets and the relative attractiveness of alternative funding sources. Average second quarter public funds deposits were up 9.1% and 15% and from the second and fourth quarters of 2003, respectively, excluding acquired deposits. On a total deposit basis, however, this funding source only accounted for 6.7% of average deposits in second quarter 2004, comparable to the ratio one year earlier, in part due to the minimal amount of public funds held by the three banks acquired by the Company over the last year.

                           Table 11: Average Deposits

                                              Three Months Ended
                                   ---------------------------------------
                                     June 30,     December 31,     June 30,
     (000's omitted)                   2004           2003           2003
     ----------------------------  -----------    ------------   -----------
     Demand deposits                  $550,683        $505,015      $456,176
     Interest checking deposits        301,509         283,752       269,110
     Savings deposits                  516,507         448,064       425,580
     Money market deposits             304,451         300,558       289,863
     Time deposits                   1,197,563       1,109,350     1,088,845
     ----------------------------  -----------    ------------   -----------
       Total deposits               $2,870,713      $2,646,739    $2,529,574
     ============================  ===========    ============   ===========

     IPC deposits                   $2,678,002      $2,485,165    $2,362,357
     Public fund deposits              192,711         161,574       167,217
     ----------------------------  -----------    ------------   -----------
       Total deposits               $2,870,713      $2,646,739    $2,529,574
     ============================  ===========    ============   ===========

Borrowings

At the end of the first quarter, borrowings of $933 million increased $265 million from December 31, 2003 and were up $533 million from the June 30, 2003 level. The increases over both the six and 12-month periods were dictated by organic loan growth, investment security purchases and organic deposit declines. In the first half of 2004 short-term borrowings increased $96 million and long-term borrowings were up $169 million. Over the last 12 months, short-term borrowings increased $389 million and long-term borrowings rose by $144 million. A higher proportion of short-term borrowings has been utilized in comparison to one year ago due to the significant amount of longer-term, core deposits added through acquisitions, to take advantage of an unusually steep yield curve, to reduce the Company's sensitivity to falling interest rates and to provide more flexibility with regard to altering future debt levels. The percentage of long-term borrowings increased in the current quarter due to the addition of a substantial amount of eighteen month FHLB borrowings that were used to fund securities purchases. These borrowings still carry relatively short maturities and help provide funding cost stability for a period of time that is complementary to our asset/liability profile.

Shareholders' Equity

At a special meeting of the shareholders held on March 26, 2004, the shareholders approved an amendment to the certificate of incorporation of the Company to increase the number of authorized shares of common stock from 20 million to 50 million shares. This amendment was adopted in connection with the previously announced two-for-one stock split of the Company's common stock. The split was effected in the form of a 100% stock dividend that was paid on April 12, 2004 to shareholders of record as of March 17, 2004.

The Company announced on May 21, 2004 that its Board of Directors had approved the continuation of a stock repurchase program previously announced on June 9, 2003. The program provides for the purchase of up to 1,400,000 of its shares, which may be repurchased from time to time, in open market or privately negotiated transactions over the course of the subsequent 12 months. All reacquired shares will become treasury shares and will be used for general corporate purposes. As of the end of the second quarter, 1,119,287 shares had been repurchased through this program at an aggregate cost of $23.9 million and an average price per share of $21.31.

Total common shares of 30.6 million were outstanding as of June 30, 2004, up 2.3 million from year-end 2003 and 4.6 million higher than the level at the end of second quarter 2003. The increase over the last twelve months was comprised of
4.9 million shares issued in conjunction with the Grange and First Heritage acquisitions and 0.7 million shares issued through the employee stock plan, partially offset by 1.0 million of treasury stock purchases.

Total shareholders' equity equaled $441 million at the end of the second quarter, $37 million higher than the balance at December 31, 2003. This increase consisted of $55 million of common stock and options issued in the First Heritage acquisition, net income of $23 million and $3 million from shares issued under the employee stock plan, partially offset by a $20 million decline in the after-tax investment market value adjustment (a component of other comprehensive income), treasury stock purchases of $15 million and dividends declared of $9 million. Over the past 12 months total shareholders' equity increased by $90 million as shares issued in the Grange and First Heritage acquisitions and employee stock plan and capital growth from net income more than offset declines caused by a drop in the market value adjustment, dividends declared and treasury stock purchases.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 6.98% at the end of the second quarter, down 28 basis points from year-end 2003 and 79 basis points lower than its level one year ago. These declines were primarily caused by the treasury share purchases made over the last 12 months and increased investment levels prompted by a more favorable interest rate environment. The tangible equity-to-assets ratio declined 60 basis points versus year-end 2003 and was down 1.7 percentage points in comparison to June 30, 2003. A decline in the market value adjustment due to a significant rise in interest rates in the current quarter was the primary driver of the drop in this ratio in addition to the factors discussed above. The decline in the tangible equity-to-assets ratio was more pronounced than that of the Tier I leverage ratio primarily because the market value adjustment component of equity is excluded from that regulatory ratio.

The dividend payout ratio (dividends declared divided by net income) for the first half of 2004 was 40.8%, up 3.0 percentage points from one year ago. The ratio rose because dividends declared increased 26%, higher than the 17% growth in net income. The rise in dividends declared was caused by shares outstanding increasing 18%, mostly attributable to the Grange and First Heritage acquisitions, and dividends per share being raised 10.3% in third quarter 2003, from $0.145 to $0.160.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Bank's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of June 30, 2004, this ratio was 14.6% for both time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how current liquidity levels could change over time. This five-year measure reflects adequate liquidity to fund loan and other asset growth over the next five years.

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

o     Asset and liability levels using June 30, 2004 as a starting point.

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

                      Net Interest Income Sensitivity Model

                                        Calculated annualized
                                       increase (decrease) in
               Change in interest      projected net interest
                      rates            income at June 30, 2004
              ------------------------------------------------
               + 200 basis points               (2.4%)
               - 100 basis points               (1.6%)

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

Item 4. Controls and Procedures

As of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's reports that it files with the Securities and Exchange Commission
(SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including their officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Based upon this evaluation, these officers concluded that the design and effectiveness of the disclosure controls and procedures is sufficient to accomplish their purpose.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

(e) On May 21, 2004, the Company announced the continuation of a stock repurchase program previously announced in June 2003. The program provides for the repurchase of up to 1,400,000 of its outstanding shares in open market or privately negotiated transactions through June 2005. The repurchases will be for general corporate purposes, including those related to acquisition and stock plan activities. The following table shows treasury stock purchases under this authorization during the first six months 2004.

                                                 Total Number   Number of Shares
                   Number of      Average Price   of Shares     Remaining to be
               Shares Purchased     Per share     Purchased        Purchased
--------------------------------------------------------------------------------
January 2004              0           $0.00         416,300         983,700
February 2004             0            0.00         416,300         983,700
March 2004          122,800           22.29         539,100         860,900
April 2004           40,958           22.69         580,058         819,942
May 2004            131,642           21.07         711,700         688,300
June 2004           407,587           21.88       1,119,287         280,713
---------------------------------------------------------------------------
  Total             702,987          $21.85       1,119,287         280,713
===========================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

At the annual meeting of the shareholders held on May 19, 2004, the shareholders elected four nominees of the Board of Directors and approved the Community Bank System, Inc. 2004 Long-Term Incentive Compensation Program.

                                                    For      Against/Abstain   Unvoted
                                                ----------------------------------------
John M. Burgess                                 12,580,183        395,355              0
Nicholas A. DiCerbo                             12,584,263        391,275              0
James A. Gabriel                                12,584,299        391,239              0
Harold S. Kaplan                                12,527,018        448,520              0
2004 Long-Term Incentive Compensation Program    5,619,366      4,822,907      2,533,265

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                 Description
-----------                 -----------

10.1 2004 Long-Term Incentive Compensation Program. Incorporated by reference to Appendix A to the Definitive Proxy Statement on
                  Schedule 14A filed on April 15, 2004 (File No. 001-13695). **

10.2 Employment Agreement, effective May 1, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Steven
                  R. Tokach. * **

10.3 Employment Agreement, effective August 2, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. * **

10.4 Supplemental Retirement Plan Agreement, effective August 2, 2004, by and between Community Bank System, Inc. and Scott A. Kingsley. * **

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

*     Filed herewith

**    Denotes management contract or compensatory plan or arrangement

(b) Reports on Form 8-K:

o Form 8-K related to quarterly earnings press release was filed on April 22, 2004.

o Form 8-K related to additional information about fees paid to the Company's independent accountants as reported in the 2004 proxy statement was filed on May 6, 2004.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: August 4, 2004                       /s/ Sanford A. Belden
                                           ---------------------
                                           Sanford A. Belden, President, Chief
                                           Executive Officer and Director


Date: August 4, 2004                       /s/ Mark E. Tryniski
                                           --------------------
                                           Mark E. Tryniski, Treasurer, Chief
                                           Operating Officer and Chief Financial
                                           Officer