Form 10-Q
period 2004-09-30
COMMUNITY BANK SYSTEM INC
filed 2004-11-08
CIK 723188

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004
                        Commission file number 001-13695

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

      Common Stock, $1.00 par value - 30,606,615 shares outstanding as of
                                November 4, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Condition
       September 30, 2004 and December 31, 2003                                3

       Consolidated Statements of Income
       Three and nine months ended September 30, 2004 and 2003                 4

       Consolidated Statement of Changes in Shareholders' Equity
       Nine months ended September 30, 2004                                    5

       Consolidated Statements of Comprehensive Income
       Three and nine months ended September 30, 2004 and 2003                 6

       Consolidated Statements of Cash Flows
       Nine months ended September 30, 2004 and 2003                           7

       Notes to the Consolidated Financial Statements
       September 30, 2004                                                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            28

Item 4.  Controls and Procedures                                              29

Part II. Other Information

Item 1.  Legal Proceedings                                                    30

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchases
         of Equity Securities                                                 30

Item 3.  Defaults upon Senior Securities                                      30

Item 4.  Submission of Matters to a Vote of Securities Holders                30

Item 5.  Other Information                                                    30

Item 6.  Exhibits and Reports on Form 8-K                                     30

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                         September 30,      December 31,
                                                                                                  2004              2003
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                    $   122,329       $   103,923

Available-for-sale investment securities                                                     1,467,328         1,190,882
Held-to-maturity investment securities                                                         137,640           138,652
------------------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,603,921 and $1,327,120, respectively)        1,604,968         1,329,534

Loans                                                                                        2,373,751         2,128,509
Allowance for loan losses                                                                       32,609            29,095
------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                                  2,341,142         2,099,414

Premises and equipment, net                                                                     63,836            61,705
Accrued interest receivable                                                                     28,905            25,851

Core deposit intangibles, net                                                                   35,932            33,998
Goodwill                                                                                       190,696           159,596
Other intangibles, net                                                                           2,116             2,517
------------------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                                       228,744           196,111

Other assets                                                                                    34,630            38,859
------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                          $ 4,424,554       $ 3,855,397
========================================================================================================================
Liabilities:
   Non-interest bearing deposits                                                           $   563,699       $   498,195
   Interest bearing deposits                                                                 2,355,389         2,227,293
------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                         2,919,088         2,725,488
  Federal funds purchased                                                                       50,000            36,300
  Borrowings                                                                                   841,154           551,096
  Subordinated debt held by unconsolidated subsidiary trusts                                    80,432            80,390
  Accrued interest and other liabilities                                                        66,679            57,295
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       3,957,353         3,450,569
------------------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note H)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued
  Common stock, $1.00 par value, 50,000,000 shares authorized;
     31,954,442 and 28,746,612 shares issued in 2004 and 2003, respectively                     31,954            28,747
  Additional paid-in capital                                                                   186,843           130,066
  Retained earnings                                                                            241,144           218,628
  Accumulated other comprehensive income                                                        38,000            35,958
  Treasury stock, at cost (1,400,000 and 416,300 shares, respectively)                         (30,199)           (8,490)
  Employee stock plan - unearned                                                                  (541)              (81)
------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                467,201           404,828
------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                            $ 4,424,554       $ 3,855,397
========================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                               Three Months Ended            Nine Months Ended
                                                                                  September 30,                 September 30,
                                                                               ------------------            --------------------
                                                                                 2004          2003           2004           2003
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                  $35,267      $ 30,883       $101,043      $  93,084
  Interest and dividends on taxable investments                                13,895        11,140         39,266         34,876
  Interest and dividends on non-taxable investments                             6,061         4,653         16,971         14,006
---------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                     55,223        46,676        157,280        141,966
---------------------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                          8,622         8,905         25,777         29,474
  Interest on federal funds purchased                                              95            65            282            234
  Interest on short-term borrowings                                             2,055           573          4,266          1,394
  Interest on subordinated debt held by unconsolidated subsidiary trusts        1,460         1,401          4,244          4,237
  Interest on long-term borrowings                                              3,934         3,193         10,243          9,502
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                    16,166        14,137         44,812         44,841
---------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                            39,057        32,539        112,468         97,125
Less:  provision for loan losses                                                2,300         2,029          6,650          8,102
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            36,757        30,510        105,818         89,023
---------------------------------------------------------------------------------------------------------------------------------

Non-interest income:
  Deposit service fees                                                          6,756         6,080         18,713         17,025
  Other banking services                                                        1,135           (37)         2,059          1,307
  Trust, investment and asset management fees                                   1,935         1,747          5,699          4,954
  Benefit plan administration, consulting and actuarial fees                    2,338         1,986          6,997          4,289
  Gain (loss) on investment securities & debt extinguishment                        0             3            145            (42)
---------------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                 12,164         9,779         33,613         27,533
---------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                               15,638        13,225         46,197         38,243
  Occupancy                                                                     2,570         2,255          7,700          7,004
  Equipment and furniture                                                       2,143         1,885          6,445          5,766
  Amortization of intangible assets                                             2,003         1,269          5,401          3,801
  Legal and professional fees                                                   1,003           672          2,970          2,250
  Data processing                                                               1,973         1,647          5,777          5,006
  Office supplies                                                                 613           455          1,711          1,507
  Acquisition expenses                                                             53           165          1,434            170
  Other                                                                         3,930         3,633         11,822         11,085
---------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                  29,926        25,206         89,457         74,832
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                     18,995        15,083         49,974         41,724
Income taxes                                                                    4,761         3,354         12,444         10,014
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $14,234      $ 11,729       $ 37,530      $  31,710
=================================================================================================================================

Basic earnings per share                                                      $  0.47      $   0.45       $   1.27      $    1.22
Diluted earnings per share                                                    $  0.45      $   0.44       $   1.23      $    1.19
Dividends declared per share                                                  $  0.18      $   0.16       $   0.50      $    0.45

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Nine Months Ended September 30, 2004
(In Thousands, Except Share Data)

                                                                                           Accumulated
                                                  Common Stock                                Other
                                              ---------------------  Additional              Compre-             Employee
                                                 Shares      Amount    Paid-In   Retained    hensive  Treasury  Stock Plan
                                              Outstanding    Issued    Capital   Earnings     Income    Stock   -Unearned   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003, as previously    14,165,156   $14,373   $144,440   $218,628    $35,958   ($8,490)    ($81)   $404,828
   reported
Two-for-one stock split                        14,165,156    14,374    (14,374)                                                   0
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003, as restated      28,330,312    28,747    130,066    218,628     35,958    (8,490)     (81)    404,828

Net income                                                                         37,530                                    37,530

Other comprehensive income, net of tax                                                         2,042                          2,042

Dividends declared:
  Common, $.50 per share                                                          (15,014)                                  (15,014)

Common stock issued under employee stock plan     615,617       615      4,650                                     (460)      4,805

Stock and options issued for acquisition        2,592,213     2,592     52,127                                               54,719

Treasury stock purchased                         (983,700)                                             (21,709)             (21,709)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                  30,554,442   $31,954   $186,843   $241,144    $38,000  ($30,199)   ($541)   $467,201
===================================================================================================================================

See Note B "Stock Split" concerning two-for-one stock split.

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands)

                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30,                September 30,
                                                                              -----------------------       -----------------------
                                                                                2004           2003           2004           2003
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax:
  Change in minimum pension liability adjustment                              $      0       $      0       $      0       $     97
  Unrealized (losses) gains on securities:
     Unrealized holding gains (losses) arising during period                    35,415        (21,053)         3,241            258
     Reclassification adjustment for gains included in net income                    0             (3)          (145)            (3)
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                                   35,415        (21,056)         3,096            352
Income tax (expense) benefit related to other comprehensive income (loss)      (13,703)         8,200         (1,054)           679
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                   21,712        (12,856)         2,042          1,031
Net income                                                                      14,234         11,729         37,530         31,710
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                   $ 35,946       ($ 1,127)      $ 39,572       $ 32,741
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                           2004            2003
---------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                             $  37,530         $  31,710
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                            5,985             5,263
     Amortization of intangible assets                                                       5,401             3,801
     Net amortization of premiums and discounts on securities and loans                      1,106             1,710
     Amortization of unearned compensation and discount on subordinated debt                   244                96
     Provision for loan losses                                                               6,650             8,102
     (Gain) loss on investment securities and debt extinguishment                             (145)               42
     Loss on loans and other assets                                                            211               379
     Proceeds from the sale of loans held for sale                                               0            67,444
     Origination of loans held for sale                                                          0           (61,036)
     Change in other operating assets and liabilities                                        5,560            (2,385)
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                 62,542            55,126
---------------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                           41,490            14,611
  Proceeds from maturities of held-to-maturity investment securities                         3,937             3,901
  Proceeds from maturities of available-for-sale investment securities                     115,655           196,867
  Purchases of held-to-maturity investment securities                                       (3,035)         (132,242)
  Purchases of available-for-sale investment securities                                   (387,391)          (88,779)
  Net increase in loans outstanding                                                        (44,220)         (116,498)
  Cash received (paid) for acquisition (net of cash paid of $7,023 in 2004 and cash
     acquired of $9,428 in 2003)                                                               409            (1,928)
  Capital expenditures                                                                      (5,461)           (5,334)
---------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                                (278,616)         (129,402)
---------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand deposits, NOW accounts, and savings accounts                         24,679            80,523
  Net change in time deposits                                                              (43,143)          (56,108)
  Net change in federal funds purchased                                                     13,700            12,000
  Net change in short-term borrowings                                                      101,528            62,455
  Change in long-term borrowings (net of payments of $112 and $5,000)                      168,930            (5,000)
  Issuance of common stock (net of restricted stock awards of $654 and $248)                 4,611             3,986
  Purchase of treasury stock                                                               (21,709)           (8,490)
  Cash dividends paid                                                                      (14,044)          (11,320)
  Other financing activities                                                                   (72)             (111)
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                             234,480            77,935
---------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                         18,406             3,659
  Cash and cash equivalents at beginning of period                                         103,923           113,531
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 122,329         $ 117,190
=====================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                 $  43,335       $  45,280
  Cash paid for income taxes                                                             $   8,889       $   9,996
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                          $   5,499       $   4,147
  Gross change in unrealized gains on available-for-sale investment securities           $   3,096       $     256
  Acquisitions:
     Fair value of assets acquired, excluding acquired cash and intangibles              $ 252,119       $  18,473
     Fair value of liabilities assumed                                                   $ 235,511       $  25,664
     Common stock and options issued                                                     $  54,719       $       0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE B: ACQUISITION AND OTHER MATTERS

First Heritage Bank

On May 14, 2004, the Company acquired First Heritage Bank ("Heritage"), a closely held bank headquartered in Wilkes-Barre, PA with three branches in Luzerne County, Pennsylvania. First Heritage's three branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. Consideration included 2,592,213 shares of common stock with a fair value of $52 million, employee stock options with a fair value of $3.0 million, and $7.0 million of cash (including capitalized acquisition costs of $1.0 million). The results of Heritage's operations have been included in the consolidated financial statements since that date.

The estimated purchase price allocation of the assets acquired and liabilities assumed, including capitalized acquisition costs, is as follows:

(000's omitted)
----------------------------------------------------------
Cash and due from banks                           $  7,432
Available-for-sale investment securities            43,811
Loans, net of allowance for loan losses            204,120
Premises and equipment, net                          3,074
Other assets                                         1,114
Goodwill                                            30,768
Core deposit intangibles                             6,934
----------------------------------------------------------
  Total assets acquired                            297,253
Deposits                                           212,064
Borrowings                                          19,672
Other liabilities                                    3,775
----------------------------------------------------------
  Total liabilities assumed                        235,511
----------------------------------------------------------
     Net assets acquired                          $ 61,742
==========================================================

Dansville Branch Acquisition

On August 4, 2004, the Company announced it had signed a definitive agreement to purchase a branch office in Dansville, N.Y. from HSBC Bank USA, N.A., pending regulatory approval. The acquisition is expected to close during December 2004.

Stock Repurchase Program

During the third quarter of 2004 the Company purchased 280,713 common shares completing the previously announced 1.4 million-share repurchase program. The aggregate cost of this program was $30.2 million and the average price per share is $21.57. The repurchases were for general corporate purposes, including those related to acquisition and stock plan activities.

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

NOTE C: ACCOUNTING POLICIES

Critical Accounting Policies

Allowance for Loan Losses

Management continually evaluates the credit quality of the Company's loan portfolio, and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management's best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is subjective in nature and requires significant estimates.

The Company's allowance methodology consists of two broad components. The first component includes a determination of estimated general losses in accordance with SFAS No. 5, "Accounting for Contingencies". This general allowance component reflects inherent probable losses related to pools of homogeneous loans that are evaluated collectively, including consumer mortgage loans, consumer direct and indirect loans, and business loans that are not impaired. Allowance levels for these loan pools are based principally on historical loss factors, as well as qualitative factors that are expected to affect loss experience, including delinquency, underwriting and economic trends and conditions. The second component of the allowance reflects specific losses related to individual business loans that are both greater than $0.5 million and in a non-accruing status with respect to interest. Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral.

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

Stock-Based Compensation

The Company accounts for stock-based awards issued to directors, officers and key employees using the intrinsic value method. This method requires that compensation expense be recognized to the extent that the fair value of the underlying stock exceeds the exercise price of the stock award at the grant date. The Company generally does not recognize compensation expense related to stock awards because the stock awards generally have fixed terms and exercise prices that are equal to or greater than the fair value of the Company's common stock at the grant date.

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

                                                      2004                 2003
-------------------------------------------------------------------------------
Weighted-average expected life                        7.78                 8.74
Future dividend yield                                3.00%                3.00%
Share price volatility                       25.47%-26.88%        27.29%-27.58%
Weighted average risk-free interest rate       4.02%-4.45%                3.81%
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

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                      --------------------------      --------------------------
(000's omitted except per share amounts)                 2004            2003            2004            2003
----------------------------------------------------------------------------------------------------------------
Net income, as reported                               $   14,234      $   11,729      $   37,530      $   31,710
Less: stock-based compensation expense
  determined under fair value method, net of tax             206             158             831             612
----------------------------------------------------------------------------------------------------------------
     Pro forma net income                             $   14,028      $   11,571      $   36,699      $   31,098
================================================================================================================

Earnings per share:
   As reported:
      Basic                                           $     0.47      $     0.45      $     1.27      $     1.22
      Diluted                                         $     0.45      $     0.44      $     1.23      $     1.19
   Pro forma:
      Basic                                           $     0.46      $     0.44      $     1.24      $     1.19
      Diluted                                         $     0.44      $     0.43      $     1.20      $     1.17

As of September 30, 2004 there were 2,489,458 stock options granted and outstanding.

New Accounting Pronouncements

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. In May 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This staff position provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and complex rules for transition that permit various alternative prospective and retroactive transition approaches. The Company adopted this standard effective July 1, 2004 and determined its plan does not provide a drug benefit that is actuarially equivalent to the Medicare Part D benefit. As a result, this standard had no impact on results of operations, financial position, or liquidity of the Company.

In March 2004, the FASB issued an exposure draft, "Share-Based Payment: an amendment of FASB No. 123 and 95." This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the accounting for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. A final statement is expected to be issued during the fourth quarter of 2004. In October 2004, the FASB delayed the effective date of this statement to periods beginning after June 15, 2005. Management does not expect the impact of the adoption of this exposure draft if adopted in its current version to be materially different from the pro forma impacts disclosed under SFAS No. 123.

NOTE D: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 427,114 and 433,622 anti-dilutive stock options outstanding for the three and nine months ended September 30, 2004, respectively, compared to zero and 15,000 for the three and nine months ended September 30, 2003. The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.

                                                                                   Per Share
(000's omitted, except per share data)                   Income        Shares        Amount
--------------------------------------------------------------------------------------------
Three Months Ended September 30, 2004
  Basic EPS                                             $14,234        30,580          $0.47
  Stock options                                                           965
-----------------------------------------------------------------------------
     Diluted EPS                                        $14,234        31,545          $0.45
=============================================================================

Three Months Ended September 30, 2003
  Basic EPS                                             $11,729        26,022          $0.45
  Stock options                                                           794
-----------------------------------------------------------------------------
     Diluted EPS                                        $11,729        26,816          $0.44
=============================================================================

Nine Months Ended September 30, 2004
  Basic EPS                                             $37,530        29,664          $1.27
  Stock options                                                           933
-----------------------------------------------------------------------------
     Diluted EPS                                        $37,530        30,597          $1.23
=============================================================================

Nine Months Ended September 30, 2003
  Basic EPS                                             $31,710        26,064          $1.22
  Stock options                                                           617
-----------------------------------------------------------------------------
     Diluted EPS                                        $31,710        26,681          $1.19
=============================================================================

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                              As of September 30, 2004                    As of December 31, 2003
                                       -------------------------------------      -------------------------------------
                                         Gross                        Net          Gross                          Net
                                       Carrying     Accumulated     Carrying      Carrying    Accumulated      Carrying
(000's omitted)                         Amount     Amortization      Amount        Amount    Amortization       Amount
                                       -------------------------------------      -------------------------------------
Amortizing intangible assets:
  Core deposit intangibles             $ 62,389      ($26,457)      $ 35,932      $ 55,455      ($21,457)      $ 33,998
  Other intangibles                       2,750          (634)         2,116         2,750          (233)         2,517
                                       -------------------------------------      -------------------------------------
     Total amortizing intangibles        65,139       (27,091)        38,048        58,205       (21,690)        36,515
Non-amortizing intangible assets:
  Goodwill                              190,696             0        190,696       159,596             0        159,596
                                       -------------------------------------      -------------------------------------
     Total intangible assets, net      $255,835      ($27,091)      $228,744      $217,801      ($21,690)      $196,111
                                       =====================================      =====================================

As described in Note B, the increases in the gross carrying amount of core deposit intangibles and goodwill primarily relate to the May 2004 acquisition of First Heritage Bank. No goodwill impairment adjustments were recognized in 2004 and 2003. The estimated aggregate amortization expense for each of the succeeding fiscal years ending December 31 is as follows:

     (000's omitted)Amount
-------------------------------
        Oct-Dec 2004     $2,013
                2005      6,953
                2006      5,794
                2007      5,440
                2008      5,154
          Thereafter     12,694
                        -------
               Total    $38,048
                        =======

NOTE F: SUBORDINATED DEBT

The Company sponsors three business trusts, Community Capital Trust I, Community Capital Trust II, and Community Statutory Trust III, of which 100% of the common securities are owned by the Company. In accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", these business trusts are not consolidated with the financial statements of the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust and were $81,439,000 and $82,410,000 at September 30, 2004 and December 31, 2003,
respectively. Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

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

                                                       Pension Benefits                            Post-retirement Benefits
                                          ----------------------------------------------    --------------------------------------
                                          Three Months Ended         Nine Months Ended      Three Months Ended   Nine Months Ended
                                             September 30,             September 30,            September 30,       September 30,
                                          ------------------       ---------------------    ------------------   -----------------
(000's omitted)                             2004        2003          2004          2003       2004      2003      2004      2003
----------------------------------------------------------------------------------------------------------------------------------
Service cost                               $ 480       $ 481       $ 1,440       $ 1,193       $ 78      $ 45      $233      $136
Interest cost                                592         505         1,776         1,448         81        63       244       190
Expected return on plan assets              (790)       (642)       (2,371)       (1,925)         0         0         0         0
Net amortization and deferral                218         298           655           729          9         0        28         0
Amortization of prior service cost           107          (8)          320           (25)         8         8        22        22
Amortization of transition obligation          0          (1)            0            (3)        10        10        31        31
---------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                  $ 607       $ 633       $ 1,820       $ 1,417       $186      $126      $558      $379
=================================================================================================================================

                                                   Supplemental Benefits
                                          ---------------------------------------
                                          Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                          ------------------    -----------------
(000's omitted)                             2004       2003       2004       2003
---------------------------------------------------------------------------------
Service cost                               $  88       $ 39      $ 263       $104
Interest cost                                 39         58        116        153
Expected return on plan assets                 0          0          0          0
Net amortization and deferral                 44         40        133         89
Amortization of prior service cost           (34)        40       (101)       121
Amortization of transition obligation          0          0          0          0
---------------------------------------------------------------------------------
Net periodic benefit cost                  $ 137       $177      $ 411       $467
=================================================================================

The Company is not required for regulatory purposes to make a contribution to its defined benefit pension plan. However, it may make a discretionary contribution in the fourth quarter of 2004.

NOTE H: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness. The fair value of these commitments is immaterial for disclosure in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The contract amount of commitment and contingencies is as follows:

                                                 September 30,     December 31,
(000's omitted)                                     2004               2003
------------------------------------------------------------------------------
Commitments to extend credit                      $440,176           $315,898
Standby letters of credit                           24,310             19,163
-----------------------------------------------------------------------------
     Total                                        $464,486           $335,061
=============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company") for the three and nine months ended September 30, 2004 and 2003, although in some circumstances the second quarter of 2004 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13 and the Annual Report on Form 10-K for the year ended December 31, 2003. Unless otherwise stated, all references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

All references to "peer banks" pertain to a group of 79 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the six months ending June 30, 2004 (the most recently available disclosure) as provided by the Federal Reserve Board in the Bank Holding Company Performance Report. Unless otherwise noted, the term "this year" refers to results in calendar year 2004, "third quarter" refers to the quarter ended September 30, 2004, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. All common share and common share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

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

Third quarter earnings per share were $0.01 above the prior year's third quarter, as higher net interest income and non-interest income were partially offset by higher operating expenses and a greater number of common shares outstanding. On a year-to-date ("YTD") basis, earnings per share were $0.04 above the first nine months of 2003, resulting from higher net interest income and non-interest income and a lower loan loss provision, partially offset by higher operating expenses and a greater number of common shares outstanding. On an operating basis (see Table 1 and related narrative), third quarter and September YTD net income increased 21% and 20%, respectively, compared to the same periods of 2003, while return on equity declined slightly due to higher capital levels. Excluding acquisition activity, revenue generated by the financial services businesses was up for the current quarter and first nine months of the year. Operating expenses for the quarterly and YTD periods increased primarily due to acquisitions and higher compensation and benefits costs. The efficiency ratio for the quarter and YTD periods improved as a result of net interest income and recurring non-interest income growing at a faster pace than operating expenses (excluding acquisition costs and intangible amortization).

Asset quality improved over last year, with reductions in delinquency, net charge-off and non-performing loan ratios. Excluding acquisition activity, the Company experienced strong year-over-year loan growth in consumer mortgage and installment lending, with a slight decline in business lending. On a geographical basis, excluding acquisitions, the New York markets accounted for all of the Company's loan growth, with a slight decline experienced in the Pennsylvania markets. Excluding acquisitions, total average deposits for the quarter and first nine months of 2004 declined slightly from the levels that existed for the same periods last year.

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

Net Income and Profitability

As shown in Table 2, third quarter earnings per share of $0.45 and September YTD earnings per share of $1.23 were $0.01 and $0.04 higher, respectively, than the EPS generated in the same periods of last year. Net income for the quarter of $14.2 million was up 21% over third quarter 2003, and net income of $37.5 million for the first nine months of 2004 increased 18% from the amount earned in the equivalent period of last year. Net interest income for the third quarter of $42.9 million and $123.2 million for the first nine months of 2004, were up 21% and 16% from their respective prior year periods. Third quarter non-interest income (excluding net gains from investment securities sales and debt prepayment costs) of $12.2 million was up 24% from third quarter 2003 (15%, excluding a $0.8 million impairment loss on secondary market mortgage activities recorded in the third quarter last year), and the YTD amount of $33.5 million rose 21% from the prior year level. Operating expenses of $29.9 million for the quarter and $89.5 million for the first nine months of 2004 were up 19% and 20%, respectively, from the equivalent periods of 2003, a portion of which related to acquisition expenses, which declined $0.1 million for the quarter, but were $1.3 million higher on a YTD basis.

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

Operating earnings per share for the third quarter were $0.45, up 2.3% from the $0.44 reported in the equivalent period of 2003. On a year-to-date basis, operating EPS of $1.25 increased $0.06 or 5.0% versus the first nine months of 2003. As reflected in Table 2, the primary reasons for the improved earnings were higher net interest income and non-interest income and a lower loan loss provision (on a YTD basis only), offset by higher operating expenses and a greater number of weighted average diluted shares outstanding. Net interest income increased because of higher earning-asset levels derived from the acquisitions of Peoples, Grange and First Heritage, organic consumer mortgage and installment loan growth, and investment leverage. The increase in non-interest income was attributable to incremental revenue from Harbridge, strong growth at the other financial services units, and additional banking fees generated in the 16 branches added through the three whole-bank acquisitions. A significant decrease in net charge-offs and general improvement in other asset quality metrics were the primary drivers of the decrease in the YTD loan loss provision, despite a significant increase in the size of the total loan portfolio. The quarterly and YTD performance improvements were partially offset by a growth in operating expenses, in most part due to the four acquisitions made in the intervening time period.

A reconciliation of GAAP-based earnings results to operating-based earnings results and a condensed income statement are as follows:

       Table 1: Reconciliation of GAAP Net Income to Operating Net Income

                                        Three Months Ended           Nine Months Ended
                                          September 30,                September 30,
                                      ---------------------       -----------------------
(000's omitted)                         2004          2003           2004           2003
-----------------------------------------------------------------------------------------
Net income                            $14,234      $ 11,729       $ 37,530       $ 31,710
After-tax operating adjustments:
  Net securities gains                      0            (2)           (89)            (2)
  Debt prepayment costs                     0             0              0             27
  Acquisition expenses                     32           101            879            104
-----------------------------------------------------------------------------------------
Net income - operating                $14,266      $ 11,828       $ 38,320       $ 31,839
=========================================================================================

                       Table 2: Summary Income Statements

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                            ----------------------      ----------------------
(000's omitted, except per share data)        2004           2003         2004          2003
----------------------------------------------------------------------------------------------
Net interest income (FTE)                   $ 42,850       $35,548      $123,223      $106,077
Loan loss provision                            2,300         2,029         6,650         8,102
Non-interest income                           12,164         9,776        33,468        27,575
Gain (loss) on investment securities
 & debt extinguishment                             0             3           145           (42)
Operating expenses                            29,873        25,041        88,023        74,662
Acquisition expenses                              53           165         1,434           170
----------------------------------------------------------------------------------------------
Income before taxes (FTE)                     22,788        18,092        60,729        50,676
Fully tax-equivalent adjustment                3,793         3,009        10,755         8,952
Income taxes                                   4,761         3,354        12,444        10,014
----------------------------------------------------------------------------------------------
Net income                                  $ 14,234       $11,729      $ 37,530      $ 31,710
==============================================================================================

Diluted earnings per share                  $   0.45       $  0.44      $   1.23      $   1.19
Diluted earnings per share-operating        $   0.45       $  0.44      $   1.25      $   1.19

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 3, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for third quarter 2004 was $42.9 million, up $7.3 million or 21% from the same period last year. An $869 million increase in average earning-assets more than offset a $751 million increase in interest-bearing liabilities and a 28 basis point decrease in the net interest margin. As reflected in Table 4, the volume changes mentioned above drove net interest income to rise $9.6 million, while the lower net interest margin had a $2.3 million negative impact on net interest income. September 2004 YTD net interest income of $123.2 million was up $17.1 million or 16% from the year-earlier period. A $656 million increase in average earning-asset levels had a greater positive effect than a $554 million rise in interest-bearing liabilities and a 22 basis point decline in the net interest margin. Interest-bearing asset and liability volume changes resulted in $22.3 million more net interest income, offset by a lower net interest margin that had a negative $5.1 million impact.

Average loans increased $483 million for the quarter and $392 million for the nine months ended September 30, 2004 in comparison to the same periods in 2003, while average investments (book value basis) rose $386 million for the third quarter and $264 million for the YTD period. The increases in average loans and investments were the result of acquisitions, organic loan growth and security purchases. Third quarter and September YTD average deposits were $398 million and $317 million higher, respectively, than the same periods in the prior year. These increases were principally due to the deposits added through the Peoples, Grange and First Heritage acquisitions. External borrowings were increased to fund organic loan growth and investment purchases over the last 12 months, resulting in average borrowings that were up $448 million for the quarter and $324 million for the first nine months of 2004 in comparison to the year-earlier periods.

The 4.35% net interest margin in the third quarter dropped 28 basis points versus the same quarter last year, and the September YTD margin of 4.50% was down 22 basis points from the prior year. The declines in the net interest margin were primarily attributable to lower interest rates over the last 12 months having a greater impact on earning-asset yields (quarter down 47 basis points, YTD down 59 basis points), than on the cost of funds (quarter down 19 basis points, YTD down 37 basis points). The reduction of earning-asset yields was mostly driven by declines in loan yields of 60 basis points for the quarter and 73 basis points for the YTD period. Loan originations over much of the last year were at rates that reflected the record-low rates prevalent in the market at the time, particularly in the mortgage, home equity and auto financing products. Investment portfolio yields were comparatively more stable (down 28 basis points for the quarter and 35 basis points YTD), and benefited from call protection and security purchases that were concentrated in periods of higher long-term rates. The decrease in the cost of funds was caused by deposit costs dropping 22 basis points for the quarter and 34 basis points YTD, while external borrowing rates declined 97 basis points for the quarter and 119 basis points year-to-date. The deposit costs for both time periods were impacted by time deposits rolling-over at lower rates and shifts in the deposit portfolio towards demand deposits. The improvements in borrowing costs were primarily driven by a shift in the mix of external funding from higher-rate, longer-term borrowings to lower-rate, shorter-term debt. A portion of this change was attributable to the prepayment of $25 million of longer-term Federal Home Loan Bank ("FHLB") obligations in the fourth quarter of 2003, which were replaced with short-term borrowings at much lower rates. In addition, a significant amount of intermediate-term borrowings at comparable favorable rates were added in the second quarter of 2004.

The Company's net interest margin for the first six months of 2004 was favorable to peer companies, driven by a higher earning-asset yield, partially offset by a slightly larger ratio of interest expense to average earning assets.

Tables 3 and 3A below set forth information relating to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using a marginal income tax rate of 38.70% in 2004 and 38.94% in 2003. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans.

                    Table 3: Quarterly Average Balance Sheet

                                                                  Three Months Ended                      Three Months Ended
(000's omitted except yields and rates)                           September 30, 2004                      September 30, 2003
----------------------------------------------------------------------------------------------   ----------------------------------
                                                                                       Avg.                                  Avg.
                                                            Average                 Yield/Rate     Average               Yield/Rate
                                                            Balance      Interest      Paid        Balance    Interest      Paid
----------------------------------------------------------------------------------------------   ----------------------------------
Interest-earning assets:
  Time deposits in other banks                            $      903    $     1        0.44%     $      318    $     1       1.25%
  Taxable investment securities (2)                        1,005,990     14,259        5.64%        764,613     11,443       5.94%
  Non-taxable investment securities (2)                      546,395      9,401        6.85%        402,105      7,215       7.12%
  Loans (net of unearned discount)(1)                      2,362,596     35,355        5.95%      1,879,858     31,026       6.55%
                                                          ---------------------                  ---------------------
     Total interest-earning assets                         3,915,884     59,016        6.00%      3,046,894     49,685       6.47%
Non-interest earning assets                                  482,376                                390,122
                                                          ----------                             ----------
     Total assets                                         $4,398,260                             $3,437,016
                                                          ==========                             ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits    $1,169,332      1,627        0.55%       $996,872      1,511       0.60%
  Time deposits                                            1,193,700      6,995        2.33%      1,062,968      7,394       2.76%
  Short-term borrowings                                      512,074      2,150        1.67%        207,925        638       1.22%
  Long-term borrowings                                       439,423      5,394        4.88%        295,509      4,594       6.17%
                                                          ---------------------                  ---------------------
     Total interest-bearing liabilities                    3,314,529     16,166        1.94%      2,563,274     14,137       2.19%
Non-interest bearing liabilities:
  Demand deposits                                            577,949                                483,142
  Other liabilities                                           53,983                                 54,028
Shareholders' equity                                         451,799                                336,572
                                                          ----------                             ----------
     Total liabilities and shareholders' equity           $4,398,260                             $3,437,016
                                                          ==========                             ==========

Net interest earnings                                                   $42,850                                $35,548
                                                                        =======                                =======
Net interest spread                                                                    4.06%                                 4.28%
Net interest margin on interest-earning assets                                         4.35%                                 4.63%

Fully tax-equivalent adjustment on investments and loans                 $3,793                                $ 3,009

(1)   The impact of interest not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

                  Table 3A: Year to Date Average Balance Sheet

                                                                 Nine Months Ended                       Nine Months Ended
(000's omitted except yields and rates)                          September 30, 2004                      September 30, 2003
                                                         ------------------------------------   ------------------------------------
                                                                                      Avg.                                   Avg.
                                                          Average                  Yield/Rate    Average                  Yield/Rate
                                                          Balance      Interest       Paid       Balance      Interest       Paid
---------------------------------------------------------------------------------------------   ------------------------------------
Interest-earning assets:
  Time deposits in other banks                           $      779    $      3       0.51%     $      253    $      2       1.06%
  Taxable investment securities (2)                         924,020      40,378       5.84%        760,743      35,678       6.27%
  Non-taxable investment securities (2)                     502,255      26,323       7.00%        402,037      21,682       7.21%
  Loans (net of unearned discount)(1)                     2,232,746     101,331       6.06%      1,841,049      93,556       6.79%
                                                         ----------------------                 ----------------------
     Total interest-earning assets                        3,659,800     168,035       6.13%      3,004,082     150,918       6.72%
Non-interest earning assets                                 469,624                                392,273
                                                         ----------                             ----------
     Total assets                                        $4,129,424                             $3,396,355
                                                         ==========                             ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits   $1,115,642       4,684       0.56%       $989,410       5,245       0.71%
  Time deposits                                           1,188,254      21,094       2.37%      1,084,162      24,229       2.99%
  Short-term borrowings                                     428,640       4,547       1.42%        170,814       1,628       1.27%
  Long-term borrowings                                      362,366      14,487       5.34%        296,268      13,739       6.20%
                                                         ----------------------                 ----------------------
     Total interest-bearing liabilities                   3,094,902      44,812       1.93%      2,540,654      44,841       2.36%
Non-interest bearing liabilities:
  Demand deposits                                           549,933                                462,970
  Other liabilities                                          53,422                                 56,405
Shareholders' equity                                        431,167                                336,328
                                                         ----------                             ----------
     Total liabilities and shareholders' equity          $4,129,424                             $3,396,357
                                                         ==========                             ==========

Net interest earnings                                                  $123,223                               $106,077
                                                                       ========                               ========
Net interest spread                                                                   4.20%                                  4.36%
Net interest margin on interest-earning assets                                        4.50%                                  4.72%

Fully tax-equivalent adjustment                                         $10,755                                 $8,952

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

                              Table 4: Rate/Volume

                                                            ------------------------------       --------------------------------
                                                              3rd Quarter 2004 versus 3rd           Nine Months Ended September
                                                                    Quarter 2003                       30, 2004 versus 2003
                                                            ------------------------------       --------------------------------
                                                              Increase (Decrease) Due to            Increase (Decrease) Due to
                                                                    Change in (1)                         Change in (1)
                                                            ------------------------------       --------------------------------
                                                                                     Net                                    Net
(000's omitted)                                              Volume      Rate      Change         Volume      Rate        Change
---------------------------------------------------------------------------------------------------------------------------------
Interest earned on:
  Time deposits in other banks                              $     1    ($    1)    $     0       $     2    ($     1)    $      1
  Taxable investment securities                               3,449       (633)      2,816         7,261      (2,561)       4,700
  Non-taxable investment securities                           2,494       (308)      2,186         5,268        (627)       4,641
  Loans (net of unearned discount)                            7,422     (3,093)      4,329        18,488     (10,713)       7,775
Total interest-earning assets (2)                           $13,322    ($3,991)    $ 9,331       $30,908    ($13,791)    $ 17,117

Interest paid on:
  Interest checking, savings and money market deposits      $   247    ($  131)    $   116       $   616    ($ 1,177)    ($   561)
  Time deposits                                                 847     (1,246)       (399)        2,174      (5,309)      (3,135)
  Short-term borrowings                                       1,208        304       1,512         2,716         203        2,919
  Long-term borrowings                                        1,909     (1,109)        800         2,804      (2,056)         748
Total interest-bearing liabilities (2)                      $ 3,800    ($1,771)    $ 2,029       $ 8,819    ($ 8,848)    ($    29)

Net interest earnings (2)                                   $ 9,622    ($2,320)    $ 7,302       $22,267    ($ 5,121)    $ 17,146

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.

Non-interest Income

The Company has three sources of non-interest income: banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of retirement plan administration and employee benefit trusts (Benefit Plans Administrative Services or BPA), actuarial and employee benefit consulting services (Harbridge Consulting Group or Harbridge), personal trust, investment and insurance products (Community Investment Services, Inc. or CISI) and investment management (Elias Asset Management or EAM); and periodic transactions, most often net gains (losses) from the sale of investments and prepayment of term debt.

                          Table 5: Non-interest Income

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                            ---------------------        ----------------------
(000's omitted)                                               2004          2003           2004           2003
---------------------------------------------------------------------------------------------------------------
Banking services:
  Electronic banking                                        $   758       $   812        $ 1,913       $  1,975
  Mortgage banking                                              191          (795)           452            162
  Deposit service charges                                     1,406         1,367          4,098          4,008
  Overdraft fees                                              3,957         3,479         11,091          9,780
  Credit life and disability insurance                        1,000           661          1,141            787
  Commissions and other                                         579           519          2,077          1,620
---------------------------------------------------------------------------------        ----------------------
     Total banking services                                   7,891         6,043         20,772         18,332
---------------------------------------------------------------------------------        ----------------------

Financial services:
  Retirement plan administration and trustee fees             1,441         1,166          4,307          3,469
  Actuarial and benefit plan consulting fees                    897           820          2,690            820
  Asset advisory and management fees                            461           526          1,553          1,404
  Investment and insurance product commissions                1,085           868          2,912          2,469
  Personal trust                                                389           353          1,234          1,081
---------------------------------------------------------------------------------        ----------------------
     Total financial services                                 4,273         3,733         12,696          9,243
---------------------------------------------------------------------------------        ----------------------

Sub-total                                                    12,164         9,776         33,468         27,575
Gain (loss) on investment securities & debt prepayment            0             3            145            (42)
---------------------------------------------------------------------------------        ----------------------
     Total non-interest income                              $12,164       $ 9,779        $33,613       $ 27,533
=================================================================================        ======================

Non-interest income/operating income (FTE)                     22.1%         21.6%          21.4%          20.6%

As displayed in Table 5, non-interest income (excluding net securities gains and debt prepayment costs) for the third quarter 2004 was $2.4 million (24%) higher than third quarter 2003 and $5.9 million (21%) higher than the prior year YTD period. On a quarterly and year-to-date basis, banking services increased $1.9 million (31%) and $2.4 million (13%), respectively, while financial services increased $0.5 million (15%) and $3.5 million (37%), respectively.

The quarterly and year-to-date increases in banking services were primarily the result of a $0.3 million increase in the annual dividend received from the New York Bankers Association, a $0.8 million impairment loss recognized in the third quarter of 2004 on mortgage loans commitments which were reclassified from held-for-sale to portfolio loans, and growth in deposit fees and commissions mainly caused by the three whole bank acquisitions over the last year.

The majority of the increase in financial services income for the third quarter of 2004 was driven by BPA and CISI, while Harbridge also impacted the results for the nine months ended September 30, 2004. BPA generated revenue growth of $0.3 million (24%) for the quarter and $0.8 million (24%) for first nine months of 2004 driven by continued strong new business development. CISI had quarterly and year-to-date revenue growth of $0.2 million (25%) and $0.4 million (18%), respectively, as it has been positively impacted by improving market conditions. In addition, CISI has obtained a large number of higher net-worth investors caused by recent retirees rolling over their 401k plans and/or receiving inheritances. The growth in Harbridge's revenue for the nine months ended September 30, 2004 was due to their acquisition on July 31, 2003, resulting in the inclusion of nine months of revenue in 2004 versus two months in 2003.

The quarterly and year-to-date increase in the ratio of non-interest income to operating income (FTE basis, excluding net security gains and debt prepayment costs) resulted from the growth in non-interest income outpacing the growth in net interest income.

Operating Expenses

The following table sets forth the quarterly and year-to-date components of operating expenses for the current and prior year, as well as the efficiency ratio (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                       ---------------------       ---------------------
(000's omitted)                          2004          2003          2004          2003
------------------------------------------------------------       ---------------------
Salaries and employee benefits         $15,638       $13,225       $46,197       $38,243
Occupancy                                2,570         2,255         7,700         7,004
Equipment and furniture                  2,143         1,885         6,445         5,766
Legal and professional fees              1,003           672         2,970         2,250
Data processing                          1,973         1,647         5,777         5,006
Amortization of intangible assets        2,003         1,269         5,401         3,801
Office supplies                            613           455         1,711         1,507
Foreclosed property                        178           155           621           313
Other                                    3,752         3,478        11,201        10,772
------------------------------------------------------------       ---------------------
  Total recurring expenses              29,873        25,041        88,023        74,662
Acquisition expenses                        53           165         1,434           170
------------------------------------------------------------       ---------------------
  Total operating expenses             $29,926       $25,206       $89,457       $74,832
============================================================       =====================

Operating expenses/average assets         2.70%         2.89%         2.85%         2.94%
Efficiency ratio                          50.7%         52.4%         52.7%         53.0%

The third quarter and the year-to-date operating expenses for 2004 were $4.7 million (19%) and $14.6 million (20%) higher than the expenses in the same periods of 2003. The increases for both periods were primarily attributable to the incremental recurring operating expenses associated with the four acquisitions completed during the last year. More than fifty percent of the increase for the quarter and year-to-date periods relates to higher personnel costs that were impacted by the acquisitions, merit increases, hiring activity and higher benefit costs. The increase in legal and professional fees over the prior year was caused, in most part, by the additional responsibilities associated with complying with new governance and regulatory requirements. The 2004 acquisition expenses include $0.9 million of deferred compensation costs that were recorded in first quarter 2004 but should have been recognized in 1996 by a bank that was acquired by First Liberty Bank & Trust, prior to its acquisition by the Company in 2001.

The Company's efficiency ratio (recurring operating expenses excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) improved 1.7 percentage points for the quarter and 0.3 percentage points on a year-to-date basis when comparing to the same periods of the prior year. Recurring operating income grew at a faster rate than core operating expenses. Organic income expansion generated principally through loan growth, investment leverage and increased revenue from the financial services businesses resulted in higher margins due to the significant proportion of fixed costs inherent in the Company's expense structure.

Income Taxes

The September YTD effective income tax rate was 24.9% for 2004 and 24.0% in 2003. The quarterly effective rate of 25.1% was 2.9 percentage points above the 22.2% rate recorded in third quarter of 2003. As in prior periods, the difference between the Company's effective income tax rate and its statutory rate for the quarter and year-to-date is due primarily to interest generated from tax-exempt securities.

Investments

As reflected in Table 7 below, the carrying value of investments increased $275 million from year-end 2003 and $312 million from September 30, 2003. The growth in the investment portfolio for both time periods was driven by the leveraging strategy that began in the third quarter of 2003 and ended during the second quarter of 2004. It was also impacted, to a lesser degree, by the investments added through the three bank acquisitions over the last twelve months. The overall mix of securities within the portfolio remained relatively consistent, with a slight increase towards U.S. treasury securities and agencies. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the portfolio at a point in time. The net unrealized gains increased by $3.1 million since December 31, 2003 but decreased $2.8 million since September 30, 2003, indicative of the interest rate movements during the respective time periods and the changing composition of the portfolio.

                              Table 7: Investments

                                                         September 30, 2004        December 31, 2003         September 30, 2003
                                                      -----------------------   -----------------------   -----------------------
                                                       Amortized                Amortized                 Amortized
                                                       Cost/Book     Market     Cost/Book      Market     Cost/Book      Market
(000's omitted)                                          Value        Value       Value         Value       Value        Value
-----------------------------------------------------------------------------   -----------------------   -----------------------
Held-to-Maturity Portfolio:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies              $  127,526   $  126,333   $  127,635   $  125,003   $  127,671   $  128,593
  Obligations of state and political subdivisions          6,536        6,682        7,459        7,677        7,545        7,765
  Other securities                                         3,578        3,578        3,558        3,558        3,526        3,526
-----------------------------------------------------------------------------   -----------------------   -----------------------
     Total held-to-maturity portfolio                    137,640      136,593      138,652      136,238      138,742      139,884
-----------------------------------------------------------------------------   -----------------------   -----------------------

Available-for-Sale Portfolio:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                 632,113      656,282      456,913      479,454      425,025      455,428
  Obligations of state and political subdivisions        546,084      576,304      443,930      470,210      401,495      423,484
  Corporate securities                                    42,108       45,346       27,712       30,251       27,608       30,564
  Collateralized mortgage obligations (CMO's)             75,850       77,598       89,566       93,552      117,363      122,846
  Mortgage-backed securities                              54,384       57,000       76,628       80,177       85,115       89,107
-----------------------------------------------------------------------------   -----------------------   -----------------------
    Sub-total                                          1,350,539    1,412,530    1,094,749    1,153,644    1,056,606    1,121,429
  Equity securities                                       44,942       44,942       29,185       29,185       26,858       26,858
  Federal Reserve Bank common stock                        9,856        9,856        8,053        8,053        5,656        5,656
-----------------------------------------------------------------------------   -----------------------   -----------------------
    Total available-for-sale portfolio                 1,405,337    1,467,328    1,131,987    1,190,882    1,089,120    1,153,943
Net unrealized gain on available-for-sale portfolio       61,991            0       58,895            0       64,823            0
-----------------------------------------------------------------------------   -----------------------   -----------------------
     Total carrying value                             $1,604,968   $1,603,921   $1,329,534   $1,327,120   $1,292,685   $1,293,827
=============================================================================   =======================   =======================

Loans

As shown in Table 8, loans ended the third quarter at $2.4 billion, up $245 million (11.5%) year-to-date and $449 million (23%) higher than one-year earlier. Most of the YTD and year-over-year increases in loan balances were attributable to acquisitions, which added $206 million to the loan portfolio in 2004 and $378 million over the last 12 months. Excluding the impact of acquisitions, total loans grew $39 million or 1.8% in the first nine months of 2004 and $72 million or 3.7% over the past year. All of the organic loan growth for both periods was produced in the consumer mortgage and installment lines of business, with slight declines experienced in business lending. The organic loan growth for the nine and 12-month intervals was generated in the New York markets, with slight declines in Pennsylvania. Over the last year the mix of loans has become more weighted towards consumer mortgages because of the strong growth in that portfolio, and business lending due to the high proportion of commercial loans in First Heritage's portfolio.

                                 Table 8: Loans

(000's omitted)            September 30, 2004        December 31, 2003        September 30, 2003
---------------------------------------------       -------------------       -------------------
Consumer mortgage         $  793,120       33%      $  739,593       35%      $  606,312       32%
Business lending             847,844       36%         689,436       32%         630,886       33%
Consumer installment         732,787       31%         699,480       33%         687,055       35%
---------------------------------------------       -------------------       -------------------
  Total loans             $2,373,751      100%      $2,128,509      100%      $1,924,253      100%
=============================================       ===================       ===================

Total consumer mortgages increased $54 million in the first nine months of 2004 and $187 million year-over year. Excluding the impact of acquisitions, consumer mortgages were up $33 million (4.4%) over the last three quarters and $77 million (12.6%) over the last year. Volumes have slowed in the past nine months as the record levels of refinancing activity that were driven by 40-year low mortgage rates in 2003 have diminished in a rising interest rate environment. The growth for both the nine and 12-month time frames was derived principally from activity in the New York markets.

Business loans rose $158 million over the latest nine months and were up $217 million from one year ago. All of the growth came from the loans acquired in the First Heritage (May 2004) and Grange (November 2003) transactions. Excluding the loans acquired from First Heritage and Grange (for the twelve month period only), business lending was down $12 million or 1.7% from December 2003's level and declined $21 million or 3.3% over the last 12 months. The New York markets were slightly higher during the nine-month time period and was flat in the 12-month time frame, while the Pennsylvania markets experienced slight declines over both periods.

Consumer installment loans, both those originated directly (such as personal loans and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), rose $33 million (4.8%) in the last nine months and $46 million (6.7%) on a year-over-year basis. Excluding acquisitions, consumer installment loans increased $17 million (2.5%) in the first nine months of 2004, and $16 million (2.4%) from one year ago. Historically low interest rates, aggressive dealer and manufacturer incentives on new vehicles, and very competitive pricing on used vehicles have existed in these product types for more than a year. Consumer installment loans increased in the New York markets during the last nine and 12-month time frames, while the Pennsylvania markets were flat.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending September 30, 2004 and 2003 and December 31, 2003.

                         Table 9: Non-performing Assets

                                                                September 30,   December 31,    September 30,
(000's omitted)                                                     2004            2003            2003
-----------------------------------------------------------------------------   ------------    -------------
Non-accrual loans                                                  $13,511           $11,940          $10,518
Accruing loans 90+ days delinquent                                   1,808             1,307            3,018
Restructured loans                                                     806                28               29
-------------------------------------------------------------------------------------------------------------
     Total non-performing loans                                     16,125          13,275             13,565
Other real estate                                                      734           1,077                812
-------------------------------------------------------------------------------------------------------------
     Total non-performing assets                                   $16,859         $14,352         $14,377
=============================================================================================================

Allowance for loan losses to total loans                              1.37%           1.37%           1.41%
Allowance for loan losses to non-performing loans                      202%            219%            200%
Non-performing loans to total loans                                   0.68%           0.62%           0.70%
Non-performing assets to total loans and other real estate            0.71%           0.67%           0.75%
Delinquent loans (30 days old to non-accruing) to total loans         1.47%           1.77%           1.64%
Net charge-offs to average loans outstanding (quarterly)              0.29%           0.54%           0.53%
Loan loss provision to net charge-offs (quarterly)                     133%            113%             80%

As displayed in Table 9, non-performing assets at September 30, 2004 were $16.9 million, an increase of $2.5 million versus year-end 2003 and the end of third quarter 2003. The changes over the last nine and 12-month periods were due primarily to an increase in commercial non-accrual levels and one restructured commercial relationship. A small portion of the increase was related to acquired loans. Non-performing loans were 0.68% of total loans outstanding at the end of the third quarter versus 0.62% at year-end 2003 and 0.70% at September 30, 2003. The ratio of non-performing assets to total loans and other real estate remained below 0.75% for the fourth consecutive quarter. The allowance for loan loss to non-performing loans ratio, a general measure of coverage adequacy, was 202% at the end of the third quarter, compared to coverage ratios of 219% at year-end 2003 and 200% at September 30, 2003.

Delinquent loans (30 days through non-accruing and restructured loans) as a percent of total loans was 1.47% at the end of the third quarter, its lowest level since first quarter 2001. This ratio improved 30 basis points in comparison to year-end 2003 and 17 basis points versus September 30, 2003. The quarterly ratio of loan loss provision to net charge-offs was 133% for the third quarter of 2004, compared to 80% and 113% for the third and fourth quarters of 2003, respectively.

                   Table 10: Allowance for Loan Loss Activity

                                                        Three Months Ended          Nine Months Ended
                                                          September 30,                September 30,
                                                      ---------------------       ---------------------
(000's omitted)                                         2004          2003          2004          2003
---------------------------------------------------------------------------       ---------------------
Allowance for loan losses at beginning of period      $32,040       $27,417       $29,095       $26,331
Charge-offs:
  Business lending                                        504         1,269         2,236         3,971
  Consumer mortgage                                        95            53           225           140
  Consumer installment                                  1,842         2,010         5,491         5,452
---------------------------------------------------------------------------       ---------------------
     Total charge-offs                                  2,441         3,332         7,952         9,563
Recoveries:
  Business lending                                         89           179           668           301
  Consumer mortgage                                        13            34            35            42
  Consumer installment                                    608           587         1,756         1,701
---------------------------------------------------------------------------       ---------------------
     Total recoveries                                     710           800         2,459         2,044
---------------------------------------------------------------------------       ---------------------
Net charge-offs                                         1,731         2,532         5,493         7,519
Provision for loan losses                               2,300         2,029         6,650         8,102
Allowance on acquired loans                                 0           203         2,357           203
---------------------------------------------------------------------------       ---------------------
Allowance for loan losses at end of period            $32,609       $27,117       $32,609       $27,117
===========================================================================       =====================

Net charge-offs to average loans outstanding:
  Business lending                                       0.19%         0.69%         0.27%         0.78%
  Consumer mortgage                                      0.04%         0.01%         0.03%         0.02%
  Consumer installment                                   0.68%         0.83%         0.71%         0.75%
  Total loans                                            0.29%         0.53%         0.33%         0.55%

As displayed in Table 10, net charge-offs during the third quarter were $1.7 million, $0.8 million less than the equivalent 2003 period, driven by significant declines in the charge-offs of the business lending portfolio. This decrease occurred despite a $483 million increase in average loan balances, and resulted in a 24 basis point drop in the net charge-off ratio (net charge-offs as a percentage of average loans outstanding) to 0.29%. On a year-to-date basis net charge-offs were down $2.0 million versus the prior year period, while average loans were up $392 million for the same period, resulting in a 22 basis point decline in the YTD net charge-off ratio to 0.33%. Lower business loan net charge-offs were again the main contributor to this substantial improvement, reflecting stabilizing economic conditions and the effectiveness of increased credit risk management resources. The increased proportion of comparatively low-risk consumer mortgages in the loan portfolio (33% of total average loans as of September 30, 2004 versus 32% one year earlier) also helped reduce the overall level of charge-offs in relation to total average loan balances.

A required loan loss allowance of $32.6 million was determined as of September 30, 2004, resulting in a $2.3 million loan loss provision for the quarter compared to $2.0 million one year earlier. The third quarter loan loss provision was $0.6 million higher than net charge-offs mainly due to the additional allowance needed to cover organic loan growth in the quarter, the downgrade of risk ratings on certain business loans, and a slight increase in the historical loss factors for installment loans. The loan loss provision for the first nine months of 2004 of $6.7 million was down $1.5 million or 18% versus the prior year, driven by the overall improvement in asset quality. The allowance for loan losses rose $5.5 million or 20% over the last 12 months, versus a 23% increase in loans outstanding. Consequently, the ratio of allowance for loan loss to loans outstanding declined four basis points to 1.37%. The reduction in this ratio reflects a higher proportion of high-credit quality consumer mortgages in the loan portfolio and improving trends in net charge-off, non-performing and delinquency ratios.

Deposits

As shown in Table 11, average deposits of $2.9 billion in the third quarter were up $294 million compared to fourth quarter 2003 and increased $398 million versus the same quarter of last year. This increase was the result of deposits obtained through acquisitions. The deposit mix has shifted towards demand deposits and liquid interest-bearing deposits (interest checking and savings accounts) with 49% of total deposits in these accounts in the third quarter 2004 versus 47% in the third and fourth quarters of 2003. This shift in mix, combined with CDs being rolled over at lower interest rates helped reduce the third quarter cost of deposits.

Excluding the impact of acquisitions, average IPC (individuals, partnerships and corporations) deposits in the current quarter decreased 1.9% from fourth quarter 2004's level and 2.5% from one year ago. This mostly reflects the relative attractiveness of alternative funding sources over the last year. Excluding acquired deposits, average third quarter public funds were up 2.5% from third quarter 2003 and relatively flat compared to the fourth quarter of 2003.

                           Table 11: Average Deposits

                                           Three Months Ended
                               ---------------------------------------------
                               September 30,   December 31,    September 30,
(000's omitted)                    2004            2003            2003
----------------------------------------------------------------------------
Demand deposits                   $  577,949     $  505,015       $  483,142
Interest checking deposits           302,757        283,752          274,803
Savings deposits                     555,015        448,064          431,414
Money market deposits                311,560        300,558          290,655
Time deposits                      1,193,700      1,109,350        1,062,968
----------------------------------------------------------------------------
  Total deposits                  $2,940,981     $2,646,739       $2,542,982
============================================================================

IPC deposits                      $2,774,231     $2,485,165       $2,388,529
Public fund deposits                 166,750        161,574          154,453
                                  ----------     ----------       ----------
  Total deposits                  $2,940,981     $2,646,739       $2,542,982
                                  ==========     ==========       ==========

Borrowings

At the end of the third quarter, borrowings of $972 million increased $304 million from December 31, 2003 and were up $358 million from the third quarter of 2003. The increases over both the nine and 12-month periods were dictated by organic loan growth, investment security purchases and organic deposit declines. Short-term borrowings increased $135 million and $214 million over the last nine and 12 months, while long-term borrowings were up $169 million and $144 million over the same time periods. A higher proportion of short-term borrowings has been utilized in comparison to one year ago due to the amount of longer-term, core deposits added through acquisitions, to reduce the Company's sensitivity to falling interest rates and to provide more flexibility with regard to altering future debt levels. The amount of long-term borrowings increased in the last nine months due to the addition of $118 million of eighteen-month FHLB borrowings that were used to fund securities purchases. These borrowings carry relatively short maturities and help provide funding cost stability for a period of time that is complementary to our asset/liability profile.

Shareholders' Equity

Total shareholders' equity increased $62.4 million since December 31, 2003 and equaled $467 million at September 30, 2004. This increase consisted of $54.7 million of common stock and options issued in the First Heritage acquisition, net income of $37.5 million, $4.8 million of common stock issued under the employee stock plan, and a $2.1 million increase in the after-tax market value adjustment on available-for-sale investments, offset by treasury stock purchases of $21.7 million and dividends declared of $15.0 million.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 6.72% at the end of the third quarter, down 54 basis points from year-end 2003 and 68 basis points lower than its level one year ago. The tangible equity-to-assets ratio was 5.68% at September 30, 2004 a decline of two basis points versus year-end 2003 and 20 basis points lower than it was at the end of September 2003. The declines in these ratios were primarily caused by treasury share purchases made over the last 12 months.

During the third quarter 2004 the Company completed its purchase of common shares under its previously announced 1.4 million-share repurchase program with an aggregate cost of $30.2 million and average price per share of $21.57. In addition, the Company's Board of Directors declared a 12.5% increase in the quarterly cash dividend on its common stock to $0.18 per share. As a result of the increase in the per share dividend amount and the overall increase in the common shares outstanding, the dividend payout ratio (dividends declared divided by net income) for the first nine months of 2004 was 40%, up 3.0 percentage points from one year ago.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Bank's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of September 30, 2004, this ratio for the 30 and 90-day time period was 15.1% and 14.7%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how current liquidity levels could change over time. This five-year measure reflects adequate liquidity to fund loan and other asset growth over the next five years.

New Accounting Pronouncements

See New Accounting Pronouncement section of Note C to the consolidated financial statements.

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

o     Asset and liability levels using September 30, 2004 as a starting point.

o There are assumed to be conservative levels of balance sheet growth-- low to mid single digit growth in loans, investments and deposits, augmented by necessary changes in borrowings and retained earnings, with no growth in other major components of the balance sheet.

o The prime rate and federal funds rates are assumed to move up 200 basis points and down 100 basis points over a 12-month period while flattening the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate, generally reflecting 10%-75% of the movement of the federal funds rate.

o Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

                      Net Interest Income Sensitivity Model

                                          Calculated annualized
                                         increase (decrease) in
            Change in interest        projected net interest income
                  rates                   at September 30, 2004
         -----------------------------------------------------------
           + 200 basis points                   (3.1%)
           - 100 basis points                   (1.1%)

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

Item 4. Controls and Procedures

As of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including their officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Based upon this evaluation, these officers concluded that the design and effectiveness of the disclosure controls and procedures is sufficient to accomplish their purpose.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls during the quarter ended September 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

(e) During the third quarter of 2004 the Company purchased 280,713 common shares completing the previously announced 1.4 million-share repurchase program. The aggregate cost of this program was $30.2 million and the average price per share is $21.57. The repurchases were for general corporate purposes, including those related to acquisition and stock plan activities. The following table shows treasury stock purchases under this authorization during the first nine months 2004.

                                                             Total Number        Number of Shares
                         Number of          Average Price      of Shares         Remaining to be
                     Shares Purchased         Per Share        Purchased            Purchased
------------------------------------------------------------------------------------------------
January 2004                    0               $ 0.00            416,300                983,700
February 2004                   0                 0.00            416,300                983,700
March 2004                122,800                22.29            539,100                860,900
April 2004                 40,958                22.69            580,058                819,942
May 2004                  131,642                21.07            711,700                688,300
June 2004                 407,587                21.88          1,119,287                280,713
July 2004                  48,800                22.47          1,168,087                231,913
August 2004               231,913                22.65          1,400,000                      0
September 2004                  0                               1,400,000                      0
------------------------------------------------------------------------------------------------
  Total                   983,700               $22.07          1,400,000                      0
================================================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of the shareholders during the quarter ending September 30, 2004.

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                           Description
-----------                           -----------

10.1 Employment Agreement, effective August 1, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Brian D. Donahue. * **

10.2 Employment Agreement, effective September 1, 2002, by and between Community Bank System, Inc., Community Bank, N.A. and Timothy J. Baker. * **

10.3 Employment Agreement, effective October 1, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and
                  J. David Clark. * **

10.4 Employment Agreement, effective September 1, 2002, by and between Community Bank System, Inc., Community Bank, N.A. and Joseph J. Lemchak. * **

31.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Scott A. Kingsley, Treasurer, Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Scott A. Kingsley, Treasurer, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith

**    Denotes management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K:

o Form 8-K related to quarterly earnings press release was filed on July 23, 2004.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.




Date: November 5, 2004                        /s/ Sanford A. Belden
                                              ---------------------
                                        Sanford A. Belden, President, Chief
                                        Executive Officer and Director




Date: November 5, 2004                       /s/ Scott A. Kingsley
                                              ---------------------
                                        Scott A. Kingsley, Treasurer and Chief
                                        Financial Officer