Form 10-K
period 2004-12-31
COMMUNITY BANK SYSTEM INC
filed 2005-03-15
CIK 723188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                        Commission file number 001-13695

        ----------------------------------------------------------------
                           [LOGO]
                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)
        ----------------------------------------------------------------

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

    Securities registered pursuant to Section 12(b) of the Act: Common Stock,
     $1.00 Par Value Securities registered pursuant to Section 12(g) of the
                                    Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004 determined using the closing price per share on that date of $22.79, as reported on the New York Stock Exchange was approximately $636,000,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     30,312,681 shares of Common Stock, $1.00 par value, were outstanding on
                                 March 9, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

      Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 11, 2005 (the "Proxy Statement") is incorporated by reference in Part III of this Annual Report on Form 10-K.

                    Exhibit Index is located on page 69 of 74

                                TABLE OF CONTENTS

PART I                                                                                          Page
                                                                                                ----
Item 1.   Business ............................................................................   3
Item 2.   Properties ..........................................................................   7
Item 3.   Legal Proceedings ...................................................................   7
Item 4.   Submission of Matters to a Vote of Security Holders .................................   7
Item 4A.  Executive Officers of the Registrant ................................................   7

PART II

Item 5.   Market for Registrant's Common Stock, Related Shareholders Matters and Issuer
            Purchases of Equity Securities ....................................................   8
Item 6.   Selected Financial Data .............................................................   9
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations ........................................................................  11
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ..........................  35
Item 8.   Financial Statements and Supplementary Data:
               Consolidated Statements of Condition ...........................................  38
               Consolidated Statements of Income ..............................................  39
               Consolidated Statements of Changes in Shareholders' Equity .....................  40
               Consolidated Statements of Comprehensive Income ................................  41
               Consolidated Statements of Cash Flows ..........................................  42
               Notes to Consolidated Financial Statements .....................................  43
               Management's Report on Internal Control over Financial Reporting ...............  65
               Report of Independent Registered Public Accounting Firm ........................  66
          Two Year Selected Quarterly Data ....................................................  67

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   67
Item 9A.  Controls and Procedures .............................................................  67
Item 9B.  Other Information ...................................................................  67

PART III

Item 10.  Directors and Executive Officers of the Registrant ..................................  68
Item 11.  Executive Compensation ..............................................................  68
Item 12.  Security Ownership of Certain Beneficial Owners and Management ......................  68
Item 13.  Certain Relationships and Related Transactions ......................................  68
Item 14.  Principal Accounting Fees and Services ..............................................  68

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................  69
Signatures ....................................................................................  73

                                     Part I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set forth herein under the caption "Forward-Looking Statements." The share and per-share information in this document has been adjusted to give effect to a two-for-one stock split of the Company's common stock effected as of April 12, 2004.

Item 1. Business

Community Bank System, Inc. ("the Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company maintains a web-site at communitybankna.com and firstlibertybank.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company's web-site free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission. The information on the web-site is not part of this filing.

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

Community Bank System, Inc. is a single bank holding company which wholly-owns four subsidiaries: Community Bank, N.A. ("the Bank"), Benefit Plans Administrative Services, Inc. ("BPAS"), CFSI Closeout Corp. ("CFSICC"), and First of Jermyn Realty Co. ("FJRC"). BPAS owns two subsidiaries, Benefit Plans Administrative Services LLC (BPA) and Harbridge Consulting Group LLC. BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC and FJRC are inactive companies. The Company also wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank operates 125 customer facilities throughout twenty-two counties of Upstate New York and five counties of Northeastern Pennsylvania offering a range of commercial and retail banking services. The Bank owns the following subsidiaries: Community Investment Services, Inc. ("CISI"), CBNA Treasury Management Corporation ("TMC"), CBNA Preferred Funding Corporation ("PFC"), Elias Asset Management, Inc. ("EAM") and First Liberty Service Corp. ("FLSC"). CISI provides broker-dealer and investment advisory services. TMC operates the cash management, investment, and treasury functions of the Bank. PFC primarily is an investor in residential real estate loans. EAM provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking related services to the Pennsylvania branches of the Bank.

Acquisition History (1999-2004)

Dansville Branch Acquisition

On December 3, 2004, the Company completed the purchase of a branch office in Dansville, N.Y. ("Dansville") from HSBC Bank USA, N.A with deposits of $32.6 million.

First Heritage Bank

On May 14, 2004, the Company acquired First Heritage Bank ("First Heritage"), a closely held bank headquartered in Wilkes-Barre, PA with three branches in Luzerne County, Pennsylvania. First Heritage's three branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. Consideration included 2,592,213 shares of common stock with a fair value of $52 million, employee stock options with a fair value of $3.0 million, and $7.0 million of cash (including capitalized acquisition costs of $1.0 million).

Grange National Banc Corp.

On November 24, 2003, the Company acquired Grange National Banc Corp. ("Grange"), a $280 million-asset bank holding company based in Tunkhannock, Pa. Grange's 12 branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The Company issued approximately 2,294,000 shares of its common stock to certain of the former shareholders at a cost of $23.97 per share. The remaining shareholders received $21.25 per share in cash or approximately $20.9 million. In addition, Grange stock options representing $5.4 million of fair value were exchanged for options of the Company.

Peoples Bankcorp Inc.

On September 5, 2003, the Company acquired Peoples Bankcorp, Inc. ("Peoples"), a $29-million-asset savings and loan holding company based in Ogdensburg, New York. Peoples' single branch is being operated as a branch of the Bank's network of branches in Northern New York.

Harbridge Consulting Group

On July 31, 2003, the Company acquired PricewaterhouseCoopers' Upstate New York Global Human Resource Solutions consulting group. This practice has been renamed Harbridge Consulting Group ("Harbridge") and is a leading provider of retirement and employee benefits consulting services throughout Upstate New York, and is complementary to BPA, the Company's defined contribution plan administration subsidiary.

FleetBoston Financial Corporation branches

On November 16, 2001, the Company acquired 36 branches from FleetBoston Financial Corporation with $470 million in deposits and $177 million in loans. The branches are located in the Southwestern and Finger Lakes Regions of New York State.

First Liberty Bank Corp.

On May 11, 2001, the Company completed its acquisition of the $648-million-asset First Liberty Bank Corp. ("First Liberty"). Pursuant to the terms of the merger, each share of First Liberty stock was exchanged for 1.12 shares of the Company's common stock, which amounted to approximately 7.2 million shares. The merger constituted a tax-free reorganization and was accounted for as a pooling of interests under APB Opinion 16.

Citizens National Bank of Malone

On January 26, 2001, the Company acquired the $111-million-asset Citizens National Bank of Malone, a commercial bank with five branches throughout Franklin and St. Lawrence counties in New York State. The Company issued 1,904,000 shares of its common stock to the former shareholders at a cost of $13.25 per share. All of the 1,296,200 shares then held in the Company's treasury were issued in this transaction as part of the total 1,904,000 shares.

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

Competition

The financial services business is highly competitive. The Company competes actively with national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, insurance companies, and other regulated and unregulated providers of financial services.

The table below summarizes the Bank's deposits and market share by the twenty-seven counties of New York and Pennsylvania in which it has customer facilities. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

                                                                          Number of
                                                         --------------------------------------------
                                                                                        Towns Where
                                Deposits                                                  Company
                                6/30/2004       Market                                 Has 1st or 2nd
    County           State     (000's) (1)      Share    Facilities   ATM's   Towns   Market Position
-----------------------------------------------------------------------------------------------------
   Allegany            NY      $  193,624        48.6%       10         8        9           9
     Lewis             NY          80,637        37.7%        4         1        3           3
     Yates             NY          76,378        32.2%        3         2        2           2
    Seneca             NY         106,485        30.4%        4         3        4           3
  Cattaraugus          NY         262,982        30.4%       11         7        7           6
 St. Lawrence          NY         343,673        26.6%       13         8       11          10
    Wyoming            PA          76,592        23.5%        3         2        3           2
   Franklin            NY          83,558        16.9%        5         3        4           4
  Chautauqua           NY         195,187        13.9%       12        10       10           7
   Schuyler            NY          18,147        13.8%        1         1        1           0
   Jefferson           NY         135,393        12.1%        5         5        4           2
    Steuben            NY         164,712        11.4%        9         6        8           5
     Tioga             NY          35,724         9.5%        2         2        2           1
  Livingston           NY          48,106         8.2%        3         3        3           2
  Susquehanna          PA          38,045         7.3%        3         1        3           3
  Lackawanna           PA         446,679         6.3%       11        13        8           4
    Ontario            NY          77,931         5.7%        3         4        3           1
   Herkimer            NY          30,495         5.5%        1         1        1           1
     Wayne             NY          47,904         5.3%        2         1        1           0
    Luzerne            PA         291,214         4.7%        9         8        5           1
    Oswego             NY          45,446         4.3%        2         2        2           2
    Cayuga             NY          27,571         3.4%        2         1        2           1
   Bradford            PA          15,055         1.8%        2         2        2           1
-----------------------------------------------------------------------------------------------------
       Subtotal                 2,841,538        10.0%      120        94       98          70

    Oneida             NY          58,592         1.4%        2         1        1           1
    Chemung            NY          12,292         1.3%        1         1        1           0
   Onondaga            NY          10,106         0.1%        1         1        1           0
     Erie              NY          26,407         0.1%        1         0        1           1
-----------------------------------------------------------------------------------------------------
      27             Total     $2,948,935         4.6%      125        97      102          72
=====================================================================================================

(1) Deposit market share data as of June 30, 2004, the most recent information available, calculated by Sheshunoff Information Services, Inc.

Employees

As of December 31, 2004 and 2003 the Company employed 1,301 and 1,259 full-time equivalent employees, respectively. The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

Bank holding companies and national banks are regulated by state and federal law. The following is a summary of certain laws and regulations that govern the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the actual statutes and regulations thereunder.

Federal Bank Holding Company Regulation

The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the type of companies that Community Bank System, Inc. may acquire or organize and the activities in which it or they may engage. In general, the Company and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System ("the FRB") to acquire control of any bank; to acquire, with certain exceptions, more than five percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, a new entity, the "financial holding company". Such entities may engage in a broader range of activities that are "financial in nature", including insurance underwriting, securities underwriting and merchant banking. Bank holding companies which are well capitalized and well managed under regulatory standards may convert to financial holding companies relatively easily through a notice filing with the FRB, which acts as the "umbrella regulator" for such entities. The Company may seek to become a financial holding company in the future.

Federal Reserve System

The Company is required by the Board of Governors of the Federal Reserve System to maintain cash reserves against its deposits. After exhausting other sources of funds, the Company may seek borrowings from the Federal Reserve for such purposes. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate. Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors' funds.

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

Sarbanes-Oxley Act of 2002

The Sarbanes Oxley Act of 2002 (the "Sarbanes-Oxley Act") implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding financial statement oversight for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and their directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violation of the securities laws.

Item 2. Properties

The Company has 136 properties, 90 are owned and 46 are located in long-term leased premises. Real property and related banking facilities owned by the Company at December 31, 2004 had a net book value of $46.5 million and none of the properties was subject to any material encumbrances. For the year ended December 31, 2004, rental fees of $2.5 million were paid on facilities leased by the Company for its operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2004.

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank which are elected by the Board of Directors are as follows:

       Name            Age                                                 Position
       ----            ---                                                 --------
Sanford A. Belden       62    Director, President and Chief Executive Officer of the Company and the Bank. Mr. Belden has held this position since he joined the Company in October 1992.

Mark E. Tryniski        44    Executive Vice President and Chief Operating Officer of the Bank. Mr. Tryniski joined the Company in
                              June 2003 as the Treasurer and Chief Financial Officer. In March 2004 he assumed his current position.
                              He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP, with eighteen years of experience working with SEC registrants in banking and other industries.

Scott A. Kingsley       40    Treasurer of the Company, and Executive Vice President and Chief Financial Officer of the Bank. Mr.
                              Kingsley joined the Company in August 2004 in his current position. He served as Vice President and
                              Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies,
                              Inc., from 1997 until joining the Company.

Brian D. Donahue        48    Executive Vice President and Chief Banking Officer. Mr. Donahue assumed his current position in August
                              2004. He served as the Bank's Chief Credit Officer from February 2000 to July 2004 and as the Senior
                              Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

Michael A. Patton       59    President, Financial Services. Mr. Patton assumed his current position in February 2000 and previously served as the President of the Southern Region of the Bank from January 1992 to January 2000.

James A. Wears          55    President, New York Banking. Mr. Wears assumed his current position in February 2000 and previously served as the President of the Northern Region of the Bank from January 1992 to January 2000.

Thomas A. McCullough    58    President, Pennsylvania Banking. Mr. McCullough joined the Company in November 2003 in his current position. He was previously the President and Chief Executive Officer of Grange National Banc Corp.
                              from 1989 until they merged with the Company.

Steven R. Tokach        58    Senior Vice President and Chief Credit Administrator. Mr. Tokach assumed the Credit Administrator position in March 2003. He was previously the President of our Pennsylvania franchise since May 2001, when the Company acquired First Liberty Bank Corp. He was Executive Vice President of First Liberty
                              Bank Corp. and First Liberty Bank & Trust from 1998 to 2001.

       Name            Age                                                 Position
       ----            ---                                                 --------
Timothy J. Baker        53    Senior Vice President and Director of Special Projects. Mr. Baker assumed his current position in
                              August 2004. He was previously the Senior Operations Officer of the Bank responsible for bank operations, special projects and technology innovation since from 1995.

W. Valen McDaniel       58    Senior Vice President and Chief Risk Officer. Mr. McDaniel assumed his current position in January
                              2004. He served as the Company's corporate auditor and risk manager since joining the Company in 1992.
                              He is responsible for the audit function, compliance, loan review, facilities, and security of the bank and all subsidiaries.

Joseph J. Lemchak       43    Senior Vice President and Chief Investment Officer. Mr. Lemchak joined the Company in 1990 and since
                              May 1991 he has served in the duel capacity of Chief Investment Officer and Asset/Liability Manager
                              for the Bank.

J. David Clark          50    Senior Vice President and Chief Credit Officer. Mr. Clark assumed his current position in October
                              2004. He was previously the Commercial Market Manager in the Bank's Corning, New York market since
                              April 1993.

Robert P. Matley        53    Executive Vice President and Senior Lending Officer, PA Banking. Mr. Matley joined the Company in
                              2004. He was previously employed by First Heritage Bank, having joined that organization in 1994 as
                              Executive Vice President and Senior Lending Officer. He was promoted to President and Chief Operating
                              Officer in 2003 and served in that capacity until the merger with the Company in 2004.

Bernadette R. Barber    43    Senior Vice President and Chief Human Resources Officer. Ms. Barber joined the Company in February
                              2005 in her current position. She has served since 1997 as Vice President of Human Resources and
                              Administration for The Penn Traffic Company.

Harold M. Wentworth     40    Senior Vice President and Director of Sales and Marketing. Mr. Wentworth assumed his current position in January 2005. He was previously a manager in the Bank's treasury department and was responsible for asset liability management and product development.

J. Michael Wilson       34    Senior Vice President and Chief Technology Officer. Mr. Wilson joined the Company in June 2002 as Vice
                              President of Information Technology and assumed his current position in October 2004. He previously held the position of Director of Technology Services for Unizan Bank in Ohio.


                                     Part II

Item 5. Market for the Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. There were 30,641,591 shares of common stock outstanding on December 31, 2004, held by approximately 3,760 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions. The information below has been adjusted to reflect the two-for-one stock split of the Company's common stock effected on April 12, 2004.

                                                   Closing Price
                              High       Low     ------------------   Quarterly
Year / Qtr                   Price      Price    Amount    % Change   Dividend
-------------------------------------------------------------------------------
   2004
   4th                       $28.66    $25.06    $28.25      12.4%     $ 0.18
   3rd                       $26.00    $20.87    $25.13      10.3%     $ 0.18
   2nd                       $23.85    $18.86    $22.79      (1.5%)    $ 0.16
   1st                       $25.39    $21.76    $23.14      (5.6%)    $ 0.16

   2003
   4th                       $25.48    $21.98    $24.50      11.6%     $ 0.16
   3rd                       $23.18    $18.67    $21.96      15.6%     $ 0.16
   2nd                       $19.38    $15.51    $19.00      20.9%     $ 0.15
   1st                       $17.12    $15.44    $15.72       0.3%     $ 0.15

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.18 per share for the first quarter of 2005. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following table provides information as of December 31, 2004 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans:

                                                                     Number of             Weighted
                                                                  Securities to be          Average             Number of
                                                                    Issued upon         Exercise Price     Securities Remaining
                                                                    Exercise of           on Options          Available for
Plan Category                                                   Outstanding Options (1)   Outstanding        Future Issuance
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holder:
  1994 Long Term Incentive Plan                                     2,409,650                $15.62                      0
  2004 Long Term Incentive Plan                                        24,100                $23.24              3,973,900
Equity compensation plans not approved by security holder:
  Citizens Advisory Council Plan (2)                                    2,000                $16.03                  6,000
-------------------------------------------------------------------------------------------------------------------------------
     Total                                                          2,435,750                $15.70              3,979,900
===============================================================================================================================

(1) The number of securities includes unvested restricted stock issued of 34,818.

(2) In connection with the acquisition of Citizens National Bank, the Company formed an advisory council comprised of the former directors of Citizens National Bank for the purpose of advising the Bank on banking activities in Citizens National Bank's market area, the transition of business relationships after the merger, and the continued development of business relationships throughout Northern New York State. In consideration for serving on this council, the members have been granted shares of restricted stock that vest over two years.

Item 6. Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2004. The historical information set forth under the captions "Income Statement Data" and "Balance Sheet Data" is derived from the audited financial statements while the information under the captions "Average Balance Sheet Data", "Capital and Related Ratios", "Selected Performance Ratios" and "Asset Quality Ratios" for all periods is unaudited. All financial information in this table should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

In thousands except per share data                                               Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                             2004           2003           2002           2001           2000
Income Statement Data:
Interest income                                           $  212,795     $  191,129     $  205,093     $  198,492     $  189,665
Interest expense                                              61,752         59,301         77,243        101,837         99,232
  Net interest income                                        151,043        131,828        127,850         96,655         90,433
Provision for loan losses                                      8,750         11,195         12,222          7,097          7,722
  Net interest income after provision for loan losses        142,293        120,633        115,628         89,558         82,711
Other income                                                  44,373         37,929         30,389         26,252         23,200
Gain (loss) on investment securities & early retirement
  of LT borrowings                                                72         (2,698)         1,673           (113)          (159)
  Total non-interest income                                   44,445         35,231         32,062         26,139         23,041
Salaries and employee benefits                                61,146         53,164         47,864         40,930         36,743
Occupancy and equipment                                       18,813         17,125         15,692         12,197         10,308
Amortization of intangible assets                              7,414          5,093          5,953          6,679          4,891
Acquisition expenses                                           1,704            498            700          8,164            400
Other expenses                                                30,822         26,831         25,077         20,784         18,508
  Total operating expense                                    119,899        102,711         95,286         88,754         70,850
     Income before income taxes                               66,839         53,153         52,404         26,943         34,902
Provision for income taxes                                    16,643         12,773         13,887          7,814         10,003
     Net income                                           $   50,196     $   40,380     $   38,517     $   19,129     $   24,899
Diluted earnings per share (2)                            $     1.64     $     1.49     $     1.46     $     0.81     $     1.16
Diluted earnings per share - cash (1)                     $     1.78     $     1.61     $     1.60     $     0.98     $     1.29

Balance Sheet Data:
Cash and cash equivalents                                 $  118,345     $  103,923     $  113,531     $  106,554     $   76,456
Investment securities                                      1,584,339      1,329,534      1,286,583      1,150,713        930,509
Loans, net of unearned discount                            2,358,493      2,128,509      1,806,905      1,732,870      1,515,877
Allowance for loan losses                                    (31,778)       (29,095)       (26,331)       (23,901)       (20,035)
Intangible assets                                            232,500        196,111        134,828        142,342         55,234
Other assets                                                 131,932        126,415        121,731        104,787         93,598
  Total assets                                            $4,393,831     $3,855,397     $3,437,247     $3,213,365     $2,651,639
Deposits                                                  $2,928,978     $2,725,488     $2,505,356     $2,545,970     $1,948,557
Borrowings                                                   920,511        667,786        543,575        357,931        471,053
Other liabilities                                             69,714         57,295         63,278         41,484         30,238
Shareholders' equity                                         474,628        404,828        325,038        267,980        201,791
  Total liabilities and shareholders' equity              $4,393,831     $3,855,397     $3,437,247     $3,213,365     $2,651,639

Average Balance Sheet Data:
Investment securities                                     $1,454,278     $1,185,487     $1,266,070     $1,042,726     $  900,250
Loans                                                      2,264,857      1,885,604      1,759,564      1,580,870      1,484,945
  Total interest-earning assets                            3,719,135      3,071,091      3,025,634      2,623,596      2,385,195
Total assets                                               4,196,821      3,471,689      3,393,164      2,888,760      2,556,638
Interest-bearing deposits                                  2,316,696      2,090,749      2,100,960      1,783,938      1,613,918
Borrowings                                                   824,003        508,392        507,893        482,583        447,105
  Total interest-earning liabilities                       3,140,699      2,599,141      2,608,853      2,266,521      2,061,023
Shareholders' equity                                      $  440,627     $  342,679     $  294,856     $  239,368     $  174,498

Capital and Related Ratios:
Tier 1 leverage ratio                                           6.94%          7.26%          7.05%          6.73%          6.67%
Total risk-based capital to risk-adjusted assets               13.18%         13.01%         13.32%         11.83%         11.70%
Tangible equity to tangible assets                              5.82%          5.70%          5.76%          4.09%          5.64%
Cash dividend declared per share (2)                      $     0.68     $     0.61     $     0.56     $     0.54     $     0.52
Dividend payout ratio                                           40.9%          40.2%          37.7%          65.7%          40.6%
Book value per share (2)                                  $    15.49     $    14.29     $    12.52     $    10.38     $     9.55
Tangible book value per share (2)                         $     7.90     $     7.37     $     7.33     $     4.87     $     6.94
Market capitalization (in millions)                       $      866     $      694     $      407     $      338     $      261
Period end common shares outstanding (2)                      30,642         28,330         25,957         25,806         21,120
Diluted weighted average shares outstanding (2)               30,670         27,035         26,334         23,650         21,474

Selected Performance Ratios:
Return on assets                                                1.20%          1.16%          1.14%          0.66%          0.97%
Return on equity                                               11.39%         11.78%         13.06%          7.99%         14.27%
Net interest margin                                             4.45%          4.69%          4.62%          3.96%          4.06%
Non-interest income/operating income                            21.2%          19.7%          18.6%          20.1%          19.2%
Efficiency ratio                                                52.8%          53.4%          52.0%          56.8%          54.6%

Asset Quality Ratios:
Allowance for loan loss/loans outstanding                       1.35%          1.37%          1.46%          1.38%          1.32%
Non-performing loans/loans outstanding                          0.55%          0.62%          0.65%          0.53%          0.50%
Allowance for loan loss/non-performing loans                     245%           219%           225%           261%           266%
Net charge-offs/average loans                                   0.37%          0.54%          0.56%          0.42%          0.42%
Loan loss provision/net charge-offs                              104%           109%           125%           108%           124%
Non-performing assets/loans outstanding plus OREO               0.62%          0.67%          0.69%          0.61%          0.58%

(1) Cash earnings exclude the after-tax effect of the amortization of intangible assets.

(2) All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company") for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 10 and the Company's Consolidated Financial Statements and related notes that appear on pages 38 through 64. All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

All financial results reflect the 2001 acquisition of First Liberty in accordance with the pooling of interests method of accounting. Unless otherwise noted, all earnings per share ("EPS") figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. The term "this year" and equivalent terms refer to results in calendar year 2004, "last year" and equivalent terms refer to calendar year 2003, and all references to income statement results correspond to full-year activity unless otherwise noted. Lastly, all references to "peer banks" pertain to a group of 84 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the nine months ending September 30, 2004 (the most recently available disclosure), as provided by the Federal Reserve Board's Division of Banking Supervision and Regulation in the Bank Holding Company Performance Report. All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption "Forward-Looking Statements" on page 33.

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

o Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets. Table 7 on page 20 shows the impact of a one percentage point increase and decrease of each of these assumptions. Specific discussion of the assumptions used by management is discussed in Note K on pages 56 through 59.

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

A summary of the accounting policies used by management is disclosed in Note A (Summary of Significant Accounting Policies) starting on page 43.

Executive Summary

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

The Company's core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build high-quality, profitable loan portfolios using both organic and acquisition strategies, (iii) increase the non-interest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to reduce operating costs.

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

In 2004, the Company reported record earnings as a result of acquired and organic growth in earning asset levels, strong growth in non-interest income and improved asset quality, despite a lower net interest margin. Return on assets improved slightly over 2003, to 1.20%. Return on equity declined slightly to 11.4%, due to strengthened capital levels. Non-interest income, excluding a loss on early retirement of debt in 2003, increased 17% over 2003 with strong growth from banking sources, as well as from the Company's employee benefits and wealth management businesses. The Company's efficiency ratio improved to 52.8% for the year.

Asset quality improved in 2004, with reductions in delinquency, charge-off and non-performing loan ratios versus 2003. Excluding acquisition activity, the Company experienced loan growth in consumer mortgage and consumer direct and indirect lending, with declines in the business portfolio. On a geographical basis, the New York markets reported strong growth in consumer mortgage and consumer direct and indirect loans, with slight declines in business lending. Excluding acquisitions, the Pennsylvania markets reported declines in all portfolios. Excluding acquisition activity, total deposits declined slightly from 2003.

The Company completed two acquisitions in 2004: (1) First Heritage Bank, a $275 million-asset commercial bank with three branches based in Wilkes-Barre, PA, acquired in May, and (2) a bank branch in Dansville, NY, from HSBC Bank USA, N.A., acquired in December with deposits of $32.6 million.

Net Income and Profitability

Net income for 2004 was $50.2 million, up $9.8 million or 24% from the prior year. Earnings per share of $1.64 in 2004 were 10.1% higher than 2003's results. The growth rate of EPS was below that of net income due to higher weighted average diluted shares outstanding. The increase in diluted shares was primarily driven by the 2.6 million and 2.3 million shares of common stock issued in conjunction with the acquisition of First Heritage in May 2004 and Grange in November 2003, an increased level of option grants and exercises, and a higher average common share price (refer to the "Earnings per Share" section of Note A on page 47 for information regarding the impact of share price on diluted shares).

In addition to the earnings results presented above in accordance with GAAP, the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets. Management believes that this information helps investors understand the effect of acquisition activity in reported results. Cash earnings per share for 2004 were $1.78, up 10.6% from $1.61 for the year ended December 31, 2003.

Net income and earnings per share for 2003 were $40.4 million and $1.49, up 4.8% and 2.1%, respectively, from 2002 results. The 2003 results were impacted by $2.6 million of debt restructuring charges associated with the early retirement of higher-rate, medium-term borrowings. In contrast, 2002 earning per share benefited from net security and debt transaction gains of $1.7 million. In addition, banking services accounted for $6.5 million of the improvement in 2003, as overdraft volume and the related fees increased significantly in response to the implementation of the Overdraft FreedomTM program.

                      Table 1: Condensed Income Statements

                                                         Years Ended December 31,
                                                    --------------------------------
           (000's omitted, except per share data)     2004        2003        2002
           -------------------------------------------------------------------------
           Net interest income                      $151,043    $131,828    $127,850
           Loan loss provision                         8,750      11,195      12,222
           Non-interest income                        44,445      35,231      32,062
           Operating expenses                        119,899     102,711      95,286
           -------------------------------------------------------------------------
           Income before taxes                        66,839      53,153      52,404
           Income taxes                               16,643      12,773      13,887
           -------------------------------------------------------------------------
           Net income                               $ 50,196    $ 40,380    $ 38,517
           =========================================================================

           Diluted earnings per share               $   1.64    $   1.49    $   1.46
           Diluted earnings per share-cash (1)      $   1.78    $   1.61    $   1.60

           (1) Cash earnings exclude the after-tax effect of the amortization of intangible assets.

The primary factors explaining 2004 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

o As shown in Table 1 above, net interest income increased 14.6% or $19 million due to a $648 million increase in average earning assets, partially offset by a 24 basis point decrease in the net interest margin. Average loans grew $379 million (20%), primarily due to strong consumer mortgage growth as well as the impact of the acquisitions of First Heritage in May 2004 and Grange and Peoples in 2003. Average investments increased $268 million (23%) in 2004 primarily as a result of a leveraging strategy that began in the third quarter of 2003 and ended during the second quarter of 2004. The growth in earning assets was funded by $311 million (12.1%) more average deposits and $316 million (62%) higher average borrowings.

o The loan loss provision of $8.8 million decreased $2.4 million, or 22%, from the prior year level. Net charge-offs of $8.4 million decreased by $1.8 million from 2003, reducing the net charge-off ratio (net charge-offs / total average loans) to 0.37% for the year. The improved asset quality position in 2004 was evident in standard metrics such as non-performing loans as a percentage of total loans (down seven basis points), non-performing assets as a percentage of loans and other real estate owned (down five basis points) and delinquent loans (30+ days through non-accruing) as a percentage of total loans (down 32 basis points). Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 25 through 28.

o Non-interest income for 2004 of $44.4 million increased by $9.2 million (26%) from 2003's level, the eleventh consecutive year of growth. Banking services accounted for $2.6 million of the improvement, primarily due to the three whole bank acquisitions over the last 18 months. Financial services revenue was $3.8 million (30%) higher mostly as a result of the acquisition of Harbridge at the end of July 2003 and strong growth at the Company's retirement plan administration business, Benefit Plans Administrative Services. Gain (loss) on investment securities and debt prepayment transactions was $72,000 in 2004 as compared to a loss of $2.7 million in 2003. The 2003 loss included $2.6 million of debt restructuring charges associated with the early retirement of higher-rate, medium-term borrowings.

o Total operating expenses rose $17.2 million or 17% in 2004 to $119.9 million. Excluding acquisition expenses in both years, 2004 operating expenses rose $16.0 million or 16%. A majority of the increase was due to increased personnel expenses associated with the acquisitions in late 2003 and 2004, as well as merit increases, new hires, and higher costs in employee health and welfare programs. In addition, higher legal and professional expenses were incurred with a substantial portion of the increase due to compliance with recently promulgated reporting requirements. Net occupancy expenses also increased because of a larger number of facilities due to acquisitions, current and prior year renovations, and slightly higher property tax and utility rates. In addition, amortization of intangible assets increased $2.3 million, or 46% over 2003 due to the amortization of core deposit and customer relationship intangibles arising from the 2003 and 2004 acquisitions.

o The Company's combined effective federal and state tax rate increased 0.9 percentage points in 2004 to 24.9%, primarily as a result of a higher proportion of income being generated from fully taxable loans and investments.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                            Table 2: Selected Ratios

                                               2004     2003     2002
            -----------------------------------------------------------
            Return on average assets            1.20%    1.16%    1.14%
            Return on average equity           11.39%   11.78%   13.06%
            Dividend payout ratio               40.9%    40.2%    37.7%
            Average equity to average assets   10.50%    9.87%    8.69%

As displayed in Table 2 above, the return on average assets improved in 2004 in comparison to both 2003 and 2002. This was primarily a result of a greater proportion of earnings generated from non-interest income and improved operational efficiencies. Reported return on equity in 2004 was down slightly from 2003's level. This was mainly a result of the build-up of equity capital this year from the retention of net profits and the common shares issued in conjunction with the acquisitions of First Heritage in May 2004 and Grange in November 2003. Consequently, average shareholders' equity increased 29% this year, as compared to a 24% increase in reported net income. For similar reasons average shareholder's equity increased 16% in 2003 well above the 4.8% increase in net income for the same period, resulting in a decrease in return on equity in 2003 as compared to 2002. The strengthening of the Company's equity capital position over the past two years is reflected in the 63 and 118 basis-point increases in the average equity to average total assets ratios in 2004 and 2003, respectively.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

As disclosed in Table 3, net interest income (with non-taxable income converted to a fully tax-equivalent basis) totaled $165.6 million in 2004, up $21.6 million or 15% over the prior year. A $648 million increase in average earning-assets more than offset a $542 million increase in average interest-bearing liabilities and a 24 basis point decrease in the net interest margin. As reflected in Table 4, the volume changes mentioned above drove net interest income to rise $29.1 million, while the lower net interest margin had a $7.5 million negative impact on net interest income.

The net interest margin declined in each of the quarters of 2004, from 4.67% for the first quarter, ending with a 4.32% margin for the fourth quarter. This trend was mostly attributable to the level and changes in market interest rates during 2004. Falling market rates early in the year allowed the Company to reduce or hold steady rates on deposit interest-bearing accounts in the first three quarters of 2004. The fourth quarter of 2004 saw interest rates on money market and time deposit accounts rise slightly in response to increasing market rates. Similarly, the yield on loans decreased throughout the first three quarters of the year. The decline in loan yields had a greater negative impact on the margin in 2004 ($12.1 million) than the benefit derived from deposit rate reductions ($7.2 million). Yields on investments declined 35 basis points during 2004 from 6.53% to 6.18% as investment purchases were at lower rates. Lastly, the average interest rate paid on borrowings decreased 83 basis points from 4.13% for 2003 to 3.30% for 2004.

The net interest margin for 2003 increased seven basis points from 4.62% in 2002 to 4.69%. Falling market rates prevailed throughout the year. However, the decline in total average earning asset yields of 56 basis points was less than the benefit derived from a decline in the cost of funds of 60 basis points, resulting in the increased net interest margin.

As shown in Table 3, total interest income increased by $24.1 million or 11.9% in 2004. Table 4 shows that higher average earning assets contributed a positive $40.5 million variance, partially offset by lower yields with a negative impact of $16.4 million. Average loans grew a total of $379 million in 2004, the majority being the result of the $207 million loans acquired in the First Heritage acquisition in May of 2004 and the $186 million of loans acquired in the Peoples and Grange acquisitions in late 2003. Interest and fees on loans increased $11.6 million or 9.2%. The increase was attributable to higher average loan balances (positive $23.7 million), partially offset by a 60-basis point drop in loan yields (negative $12.1 million) due to falling capital market rates. Average loans grew $126 million in 2003, with the vast majority coming from organic consumer mortgage and consumer indirect loan growth. Interest and fees on loans decreased $5.9 million or 4.5% in 2003 as compared to 2002. An 82-basis point drop in loan yields due to falling interest rates had more of an impact (negative $15.0 million) than growth in average loans (positive $9.0 million).

In early fourth quarter 2002, management instituted an investment de-leveraging strategy, allowing the portfolio to run down and using the proceeds to pay down borrowings due to the lack of investment opportunities offering acceptable yields. This approach was in effect through June 2003, when it was decided that investment purchases should be reinitiated to take advantage of more attractive medium and long-term rates and a steep yield curve, as well as protect the Company from its interest rate exposure to falling rates. Due to the de-leveraging strategy being in place for approximately half of 2003 versus a leveraging strategy for most of 2004, average investment balances for 2004 were up $268.3 million versus the year-earlier period, primarily in the U.S. treasury and agency securities and obligations of state and political subdivision segments of the portfolio (refer to the "Investments" section of the MD&A on pages 31 through 33 for further information).

Investment interest income in 2004 of $89.8 million was $12.5 million or 16% higher than the prior year as a result of a larger portfolio (positive $16.9 million impact) partially offset by a decrease in the average investment yield from 6.53% to 6.18% (negative $4.5 million impact). The decrease in the yield was principally driven by significant declines in market interest rates from early 2001 through mid-2003. Consequently, the Company was unable to replace the run-off of longer-term, higher-yielding securities with equivalent-rate investments, and the purchase of securities in the relatively low-interest rate environment in the second half of 2003 and 2004 led to yield declines. However, the net spread on these medium-term investment purchases were comparable because they were funded with a mixture of short to medium term low-rate, borrowings. In addition, the performance of the investment portfolio in 2004 was strong given the interest rate environment. The Company was able to maintain its yields to a great extent primarily because of two important strategies: the addition of a substantial amount of call-protected securities in 2001 and first half of 2002 when rates were higher, and foregoing security purchases in the late-2002 to mid-2003 period as rates were falling significantly. The success of these actions was evident in the Company's exceptional 98th percentile ranking within its peer group for tax-equivalent investment yield for the nine months ended September 2004. Investment interest income in 2003 of $77.4 million was $8.0 million or 9.4% lower than the prior year as a result of the smaller portfolio (negative $4.5 million impact) and a decrease in the average investment yield from 6.74% to 6.53% (negative $3.5 million impact).

The average earning asset yield fell 51 basis points to 6.11% in 2004 because of the previously mentioned decrease in investment and loan yields and the fact that the yields on the overall loan portfolio have converged with those of the investment portfolio. In 2002 the yield on the loan portfolio was 75 basis points higher than the yield on investments. Loan yields were only 14 basis points above those produced by investments in 2003 and in 2004 the yield on the investment portfolio was 11 basis points higher than the yield on the loan portfolio.

Total average funding (deposits and borrowings) grew by $626.5 million in 2004, with $310.9 million of the increase coming from deposits, mostly attributable to the acquisitions of First Heritage, Grange and Peoples. External borrowings were increased to fund organic loan growth and investment purchases over the last 18 months resulting in average borrowings that were up $315.6 million for 2004 as compared to the previous year.

The cost of funding was aided by the change in the make-up of both the deposit base and external borrowings. The fall of market interest rates over the last two years not only enabled a significant reduction of interest-bearing deposit rates, but also caused many customers to shift their funds from time deposits to less restrictive accounts such as savings and demand deposits due to the greatly diminished rate spread between the two groups of accounts. This is demonstrated by the percentage of average deposits that were in time deposit accounts dropping from 45% in 2002 to 41% in 2004, accounting for a portion of the reduced funding costs beyond the absolute drop in rates. The Company also changed the proportion of short-term funding in average external borrowings from 28% in 2002 to 54% in 2004 to take advantage of historically low short-term rates, providing further funding cost savings.

Total interest expense increased by $2.5 million to $61.8 million in 2004. As shown in Table 4, higher levels of deposits and borrowings accounted for an $11.3 million increase in interest expense, offset by an $8.9 million decrease as a result of lower rates on deposits and external borrowings. Interest expense as a percentage of earning assets fell by 27 basis points to 1.66%. The rate on interest bearing deposits fell 34 basis points to 1.49%, due largely to declines in time deposit rates for the first three quarters of 2004. The rate on external borrowings declined 83 basis points to 3.30% because of substantially lower market rates and the previously mentioned shift in funding mix towards short-term borrowings. Total interest expense decreased by $17.9 million to $59.3 million in 2003 as compared to 2002. Lower rates on deposits and external borrowings accounted for the majority of the decrease. The rate on interest bearing deposits fell 73 basis points to 1.83% and the rate on external borrowings declined 47 basis points to 4.13%.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2004, 2003 and 2002. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.7% in 2004, 38.9% in 2003, and 39.3% in 2002. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans.

                         Table 3: Average Balance Sheet

(000's omitted except yields and rates)        Year Ended December 31, 2004            Year Ended December 31, 2003
                                          -------------------------------------   -------------------------------------
                                                                        Avg.                                    Avg.
                                            Average                  Yield/Rate     Average                  Yield/Rate
                                            Balance     Interest        Paid        Balance     Interest        Paid
-------------------------------------------------------------------------------   -------------------------------------
Interest-earning assets:
  Time deposits in other banks            $      868   $       22       2.53%     $      346   $        4       1.16%
  Taxable investment securities (2)          940,744       54,205       5.76%        779,107       48,212       6.19%
  Non-taxable investment securities (2)      512,666       35,626       6.95%        406,034       29,149       7.18%
  Loans (net of unearned discount)(1)      2,264,857      137,450       6.07%      1,885,604      125,855       6.67%
                                          -----------------------                 -----------------------
     Total interest-earning assets         3,719,135      227,303       6.11%      3,071,091      203,220       6.62%
Non-interest earning assets                  477,686                                 400,598
                                          ----------                              ----------
     Total assets                         $4,196,821                              $3,471,689
                                          ==========                              ==========

Interest-bearing liabilities:
  Interest checking, savings and
    money market deposits                 $1,128,071        6,368       0.56%     $1,000,238        6,769       0.68%
  Time deposits                            1,188,625       28,219       2.37%      1,090,511       31,519       2.89%
  Short-term borrowings                      442,287        7,242       1.64%        212,512        2,685       1.26%
  Long-term borrowings                       381,716       19,923       5.22%        295,880       18,328       6.19%
                                          -----------------------                 -----------------------
     Total interest-bearing liabilities    3,140,699       61,752       1.97%      2,599,141       59,301       2.28%
Non-interest bearing liabilities:
  Demand deposits                            558,552                                 473,568
  Other liabilities                           56,943                                  56,301
Shareholders' equity                         440,627                                 342,679
                                          ----------                              ----------
     Total liabilities and
       shareholders' equity               $4,196,821                              $3,471,689
                                          ==========                              ==========

Net interest earnings                                  $  165,551                              $  143,919
                                                       ==========                              ==========
Net interest spread                                                     4.14%                                   4.34%
Net interest margin on interest-
   earnings assets                                                      4.45%                                   4.69%

Fully tax-equivalent adjustment                        $   14,508                              $   12,091

(000's omitted except yields and rates)        Year Ended December 31, 2002
                                          -------------------------------------
                                                                        Avg.
                                            Average                  Yield/Rate
                                            Balance     Interest        Paid
-------------------------------------------------------------------------------
Interest-earning assets:
  Time deposits in other banks            $      525   $        6       1.14%
  Taxable investment securities (2)          906,902       58,458       6.45%
  Non-taxable investment securities (2)      358,643       26,899       7.50%
  Loans (net of unearned discount)(1)      1,759,564      131,801       7.49%
                                          -----------------------
     Total interest-earning assets         3,025,634      217,164       7.18%
Non-interest earning assets                  367,530
                                          ----------
     Total assets                         $3,393,164
                                          ==========

Interest-bearing liabilities:
  Interest checking, savings and
    money market deposits                 $  969,664       11,416       1.18%
  Time deposits                            1,131,296       42,462       3.75%
  Short-term borrowings                      141,024        2,586       1.83%
  Long-term borrowings                       366,869       20,779       5.66%
                                          -----------------------
     Total interest-bearing liabilities    2,608,853       77,243       2.96%
Non-interest bearing liabilities:
  Demand deposits                            441,800
  Other liabilities                           47,655
Shareholders' equity                         294,856
                                          ----------
     Total liabilities and
       shareholders' equity               $3,393,164
                                          ==========

Net interest earnings                                  $  139,921
                                                       ==========
Net interest spread                                                     4.22%
Net interest margin on interest-
   earnings assets                                                      4.62%

Fully tax-equivalent adjustment                        $   12,071

(1) The impact of interest and fees not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                              Table 4: Rate/Volume

                                          ------------------------------      ------------------------------
                                               2004 Compared to 2003               2003 Compared to 2002
                                          ------------------------------      ------------------------------
                                            Increase (Decrease) Due to          Increase (Decrease) Due to
                                                   Change in (1)                       Change in (1)
                                          ------------------------------      ------------------------------
                                                                   Net                                 Net
(000's omitted)                           Volume      Rate        Change      Volume       Rate       Change
                                          ------------------------------      ------------------------------
Interest earned on:
  Time deposits in other banks                $10         $8         $18         ($2)         $0         ($2)
  Taxable investment securities             9,485     (3,492)      5,993      (7,981)     (2,265)    (10,246)
  Non-taxable investment securities         7,437       (960)      6,477       3,439      (1,189)      2,250
  Loans (net of unearned discount)         23,730    (12,135)     11,595       9,033     (14,979)     (5,946)
Total interest-earning assets (2)         $40,477   ($16,394)    $24,083      $3,222    ($17,166)   ($13,944)

Interest paid on:
  Interest checking, savings
    and money market deposits                $803    ($1,204)      ($401)       $349     ($4,996)    ($4,647)
  Time deposits                             2,666     (5,966)     (3,300)     (1,483)     (9,460)    (10,943)
  Short-term borrowings                     3,578        979       4,557       1,058        (959)         99
  Long-term borrowings                      4,774     (3,179)      1,595      (4,274)      1,823      (2,451)
Total interest-bearing liabilities (2)    $11,329    ($8,878)     $2,451       ($286)   ($17,656)   ($17,942)

Net interest earnings (2)                 $29,139    ($7,507)    $21,632      $2,117      $1,881      $3,998

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

                          Table 5: Non-interest Income

                                                              Years Ended December 31,
                                                          --------------------------------
(000's omitted)                                             2004        2003         2002
------------------------------------------------------------------------------------------
Banking services:
  Electronic banking                                      $ 2,585     $ 2,604      $ 2,375
  Mortgage banking                                            525         518          175
  Deposit service charges                                   5,475       5,374        5,310
  Overdraft fees                                           14,867      13,476        6,937
  Credit life and disability insurance                      1,206         856        1,082
  Commissions and other                                     2,974       2,199        2,662
------------------------------------------------------------------------------------------
     Total banking services                                27,632      25,027       18,541

Financial services:
  Retirement plan administration and trustee fees           5,820       4,668        3,845
  Actuarial and benefit plan consulting fees                3,478       1,552            0
  Asset advisory and management fees                        1,832       1,890        2,606
  Investment and insurance product commissions              3,907       3,339        3,715
  Personal trust                                            1,704       1,453        1,682
------------------------------------------------------------------------------------------
     Total financial services                              16,741      12,902       11,848

Gain (loss) on investment securities & debt prepayment         72      (2,698)       1,673
------------------------------------------------------------------------------------------
     Total non-interest income                            $44,445     $35,231      $32,062
==========================================================================================

Non-interest income/operating income (FTE)                   21.2%       19.7%        18.6%

As displayed in Table 5, total non-interest income in 2004 increased by 26.2% to $44 million, largely as a result of higher overdraft volume, the acquisition of Harbridge, growth at BPA and the absence of losses on the early retirement of long-term borrowings. Total non-interest income for 2003 was up $3.2 million or 9.9% from 2002's level, driven by significantly higher overdraft volume, the acquisition of Harbridge and the growth at BPA. These improvements were offset by substantially higher losses on the early retirement of long-term borrowings, the absence of gains on the sale of securities and decreases in the other financial services group businesses.

Non-interest income as a percent of operating income (FTE basis) was 21.2% in 2004, up 1.5 percentage points from the prior year, an all-time high for the Company. This increase was primarily driven by the aforementioned strong growth in overdraft fees and BPA revenue, as well as the acquisition of Harbridge. This ratio is considered an important measure for determining the progress the Company is making on one of its primary long-term strategies, expansion of non-interest income in order to diversify its revenue sources and reduce reliance on net interest margins that may be strongly impacted by general interest rate and other market conditions.

The largest portion of the Company's recurring non-interest income is the wide variety of fees earned from general banking services, which reached $27.6 million in 2004, up 10.4% from the prior year. Total banking services contributed 62% of 2004 non-interest income. A large portion of the income growth was attributable to overdraft fees, up $1.4 million (10.3%) over 2003's level, due in large part to the incremental transaction volume generated from the accounts added through the First Heritage, Grange and Peoples acquisitions. In addition, commissions and other increased $0.8 million, due to higher commissions and cash surrender values derived from life insurance policies acquired in the 2003 and 2004 acquisitions. Fees from the general banking services was $25.0 million in 2003, up $6.5 million or 35% from 2002 primarily driven by the success of the Company's Overdraft FreedomTM program implemented in December 2002.

As disclosed in Table 5, non-interest income from financial services rose $3.8 million or 30% in 2004 to $16.7 million. Financial services revenue now comprises 38% of total non-interest income, excluding net gains (losses) on the sale of investment securities and retirement of debt. This compares to 34% in 2003, with the increase primarily due to seven more months of revenue from Harbridge, which was acquired at the end of July 2003, resulting in $1.9 million of incremental revenue for the financial services group in the current year. Another impressive year of revenue growth at BPA (up $1.2 million or 25%) was driven by a significant number of new plans under administration and growth in the market value of client assets. These two businesses are part of the BPAS subsidiary, and operate collaboratively to offer clients a full array of employee benefits, recordkeeping and consulting services throughout much of the country. BPAS revenue of $9.3 million in 2004 was $3.1 million higher than prior year results. BPAS revenue for 2003 was $6.2 million, up $2.4 million from 2002 primarily due to the acquisition of Harbridge in July of 2003 as well as strong organic growth at BPA.

CISI and personal trust had positive growth of $568,000 (17%) and $251,000 (17%), respectively, as improving market conditions have positively impacted both businesses. Increased volume of annuity sales in response to higher interest rates and additional client relationships developed in the new markets opened up by the Company's acquisitions has had a positive impact. Additionally, CISI has obtained a large number of higher net-worth investors caused by recent retirees rolling over their 401(k) plans and/or receiving inheritances. In 2003, CISI, Elias and personal trust were all negatively impacted by the challenging retail investment market conditions of the past few years. Non-interest income for 2003 was down $376 million (10%), $716 million (27%) and $229 million (14%) at CISI, Elias and personal trust, respectively as compared to 2002.

Assets under management from the Company's financial services businesses rose considerably over the last two years reaching $2.102 billion at the end of 2004, compared to $1.807 billion at year-end 2003 and $1.364 billion at year-end 2002. Market-driven gains in equity-based assets were augmented by attraction of new client assets. BPA in particular was very successful at growing its asset base, as demonstrated by the $259 million or 34% increase in its assets under administration.

The total financial services group contributed $2.1 million (excluding allocation of indirect corporate expense) or 3.1% of the Company's pre-tax income this year, reflecting nearly a 12% margin. In 2003, financial services' contribution was $1.6 million or 2.9% of total pre-tax income, with a margin of 12%. The higher earnings were the result of new client business at BPA, CISI and personal trust as well as a full year of Harbridge as compared to only five months in 2003. The increase in percentage contribution was primarily due to higher growth in the financial services businesses than the banking business's increase in net interest income and decline of the provision for loan losses.

There was a total net gain on security and debt transactions of $72,000 this year compared to a net loss of $2.7 million in 2003. The loss in 2003 was primarily composed of $2.6 million of charges associated with the early retirement of $25 million of longer-term FHLB borrowings that were replaced with lower rate, short-term borrowings, which are expected to provide a long-term earnings benefit as well as reduce interest rate risk. The $1.7 million net gain in 2002 included $2.6 million of gains on $80 million of investment sales, and a $0.9 million prepayment penalty on the retirement of approximately $11 million of intermediate-term FHLB borrowings. The security and debt gains and losses taken over the last three years are illustrative of the Company's active management of its investment portfolio and external borrowings to achieve a desirable total return through the combination of net interest income, transaction gains/losses and changes in market value across financial market cycles.

Operating Expenses

As shown in Table 6, operating expenses rose $17.2 million or 17% in 2004 to $119.9 million. Excluding acquisition expenses, operating expenses were up $16.0 million or 15.6% in 2004, reflective mostly of incremental operating expenses associated with the acquisitions of First Heritage in 2004 and Harbridge, Grange and Peoples in 2003. This year's operating expenses as a percent of average assets were 2.86%, down from 2.96% in 2003 and higher than the 2.81% in 2002. The decrease in this ratio for 2004 was principally due to the acquisitions in late 2003 and the first half of 2004 (Grange and First Heritage), whereby average assets increased significantly (21%), while operating expenses only increased 17%. The increase in this ratio for 2003 was principally due to the acquisition of a financial services unit whose revenue is not driven by earning assets (Harbridge), and the charge-offs resulting from higher overdraft volume, another significant revenue generating tool with a limited underlying asset base.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding acquisition expenses and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus non-interest income, excluding net securities and debt gains and losses). Lower ratios correspond to higher efficiency. In 2004 the efficiency ratio decreased 0.6 percentage points to 52.8% due in part to the investment leverage strategy in effect during the first half of 2004. The efficiency ratio for 2003 was 1.4 percentage points higher than the 52.0% ratio for 2002. This was primarily a result of net interest income being tempered for much of the year due to the investment de-leveraging strategy, rising pension and medical expenses and the impact from reduced pre-tax margins in the financial services businesses in 2003, as discussed earlier.

                           Table 6: Operating Expenses

                                                  Years Ended December 31,
                                             ----------------------------------
         (000's omitted)                       2004         2003         2002
         ----------------------------------------------------------------------
         Salaries and employee benefits      $ 61,146     $ 53,164     $ 47,864
         Occupancy                             10,177        9,297        8,154
         Equipment and furniture                8,636        7,828        7,538
         Legal and professional fees            4,578        3,183        3,272
         Data processing                        7,737        6,800        6,574
         Amortization of intangible assets      7,414        5,093        5,953
         Office supplies                        2,232        1,996        2,321
         Foreclosed property                      994          561          902
         Acquisition expenses                   1,704          498          700
         Other                                 15,281       14,291       12,008
         ----------------------------------------------------------------------
           Total operating expenses          $119,899     $102,711     $ 95,286
         ======================================================================

         Operating expenses/average assets       2.86%        2.96%        2.81%
         Efficiency ratio                        52.8%        53.4%        52.0%

Higher personnel expenses accounted for 46% of 2004's increase in operating costs, primarily the result of three acquisitions in 2003 and the First Heritage acquisition in 2004. The remainder of the increases in personnel expense reflect higher benefit costs, merit increases and new hiring activity. Total full-time equivalent staff at the end of 2004 was 1,301 compared to 1,259 at year-end 2003 and 1,120 at year-end 2002.

Medical expenses were up in 2004 due to a general rise in the cost of medical care, administration and insurance, as well as a greater number of insured employees. Qualified and non-qualified pension expenses decreased slightly in 2004 principally due to a change in the Company's defined benefit pension plan from a standard annuity paid benefit, to a cash balance design, offset by a reduction of the discount rate applied to future payments to 5.9% from 6.1% (increases current expenses in present value terms) and additional obligations for employees added through acquisition and organic growth. The three assumptions that have the largest impact on the calculation of annual pension expense are the aforementioned discount rate, the rate applied to future compensation increases and the expected rate of return on plan assets. Table 7 contains the results of a sensitivity analysis conducted to determine what the impact of a 1.0 percentage point increase and decrease in these three assumptions would have on the annual pension expense for the two plans. Also, see Note K to the financial statements for further information concerning the pension plan.

                   Table 7: Pension Plan Sensitivity Analysis

                                               One Percentage Point
                                               --------------------
               (000's omitted)                  Increase  Decrease
               ----------------------------------------------------
               Discount rate                     ($611)    $ 707
               Rate of compensation increase     $ 324     ($289)
               Expected return on plan assets    ($402)    $ 402

Total non-personnel expenses increased $9.2 million or 19% in 2004. Excluding acquisition-related expenses, non-personnel expenses were up $8.0 million or 16% from 2003's level. As displayed in Table 6, this was largely caused by higher occupancy expense (up $.9 million), equipment and furniture expense ($.8 million), legal and professional fees ($1.4 million), data processing expense ($.9 million), amortization of intangible assets ($2.3 million) and other expenses ($1.0 million). The increase in occupancy expense and equipment and furniture expense in 2004 was mainly due to incremental costs from recently acquired facilities, expenses arising from renovations and repairs, the effect of higher rates and severe weather on maintenance and utilities expenses and the general increase in property taxes in many of the locations we do business in. The increase in legal and professional fees over the prior year was caused, in most part, by the additional responsibilities associated with complying with new governance and regulatory requirements. Data processing and other expenses were up primarily due to incremental recurring operating expense associated with the five acquisitions completed during the last eighteen months. Intangible amortization in 2004 was up versus the prior year due to the amortization of core deposit and customer relationship intangibles arising from the 2003 and 2004 acquisitions.

Total non-personnel expenses increased $2.1 million or 4.5% in 2003 as compared to 2002, largely caused by higher occupancy expense (up $1.1 million), and other expenses (up $2.3 million) and partially offset by lower intangible amortization (down $0.9 million). The increase in occupancy expense in 2003 was mainly due to incremental costs from recently acquired facilities. Other expenses include two volume-driven expense items that were up considerably due to record levels of business activity. Intangible amortization in 2003 was down versus the prior year because the drop in accelerated amortization of core deposit intangibles from the FleetBoston branch acquisitions had a greater impact than the amortization of intangibles added as a result of the three acquisitions completed in 2003.

Acquisition expenses totaled $1.7 million in 2004, up from $498,000 in 2003. These expenditures were primarily comprised of severance and employee benefits of $1.0 million, legal and consulting fees of $491,000, and system conversion costs of $130,000 and $39,000 of other general administrative expenses.

Acquisition expenses totaled $498,000 in 2003, down from $700,000 in 2002. These expenditures were primarily comprised of legal and consulting fees of $213,000, $191,000 of system conversion costs and $94,000 of other general administrative expenses. The majority of these expenses were incurred in conjunction with the Company's largest acquisition of 2003, Grange National Banc Corp., in November 2003.

Income Taxes

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements on page 55. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2004 increased by 0.9 percentage points to 24.9%. This increase was primarily due to a larger proportion of income from fully taxable sources in 2004, in comparison to 2003.

The effective tax rate for 2003 of 24.0% was down from the 26.5% rate in 2002. This decline was primarily due to the benefits realized on a larger proportion of income from tax-exempt investment securities in 2003, versus 2002.

Capital

Shareholders' equity ended 2004 at $474.6 million, up $69.8 million or 17% from one year earlier. This increase reflects $54.7 million of common stock issued in conjunction with the acquisition of First Heritage, net income of $50.2 million and $8.9 million from the issuance of shares through employee stock plans. These increases were partially offset by common dividends declared of $20.5 million, treasury share purchases of $21.7 million and a $1.8 million decline in the market value adjustment ("MVA", represents the after-tax, unrealized change in value of available-for-sale securities in the Company's investment portfolio). Excluding accumulated other comprehensive income in both 2004 and 2003, capital rose by $71.6 million or 19%. Shares outstanding rose by 2,311,000 during the year, comprised of 2,592,000 issued to First Heritage shareholders and 703,000 added through employee stock plans, offset by the purchase of 984,000 treasury shares.

The Company's ratio of tier I capital to assets (or tier I leverage ratio), the basic measure for which regulators have established a 5% minimum to be considered "well-capitalized," decreased 32 basis points in 2004 to 6.94%. This was due to the net issuance of common stock and the capital-building contribution from retained earnings (net income less dividends declared) offset by the proportionately higher organic and acquired growth of the investment and loan portfolios. The tangible equity/tangible assets ratio was 5.82% at the end of 2004 versus 5.70% one year earlier. The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the Company's ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2004 of $20.5 million represented an increase of 26% over the prior year. This growth was mostly a result of dividends per share of $0.68 for 2004 increasing from $0.61 in 2003 due to quarterly dividends per share being raised from $0.16 to $0.18 (+12.5%) in the third quarter of 2004 and from $0.145 to $0.16 (+10.3%) in the third quarter of 2003. The increase in dollar amount of dividends declared also reflects an increase in the number of shares outstanding at the end of this year, primarily a result of the 2.6 million shares issued in May 2004 to First Heritage shareholders.

The dividend payout ratio for this year was 40.9% compared to 40.2% in 2003, and 37.7% in 2002, and near the top of the Company's targeted payout range for dividends on common stock of 30 to 40%.

Liquidity

Liquidity risk is measured by the Company's ability to raise cash when needed at a reasonable cost and with a minimum of loss. The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position is critical. Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cashflows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, Federal Home Loan Bank, and Federal Reserve Bank. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit, and brokered CD relationships.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2004, this ratio was 15.4% and 17.5% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources. There is currently $134 million in additional Federal Home Loan Bank borrowing capacity based on the Company's year-end collateral levels. Additionally, the Company has $11 million in unused capacity at the Federal Reserve Bank and $47 million in unused capacity from an unsecured line of credit with other correspondent banks.

In addition to the 30 and 90-day basic surplus/deficit model, longer-term liquidity over a minimum of five years is measured and a liquidity worksheet projecting sources and uses of funds is prepared. To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan growth over the next five years.

Though remote, the possibility of a funding crisis exists at all financial institutions and therefore must be planned for. Management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors and the Company's Asset/Liability Management Committee. The plan addresses those actions the Company would take in response to both a short-term and long-term funding crisis.

A short-term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short-term funding operations. Such a crisis should be temporary in nature and would not involve a change in credit ratings. A long-term funding crisis would most likely be the result of drastic credit deterioration at the Company. Management believes that both circumstances have been fully addressed, backed up with detailed action plans and trigger points for monitoring such events.

Intangible Assets

Intangible assets at the end of 2004 of $232.5 million were up $36.4 million from the prior year-end due to $43.4 million of additional intangible assets arising from the acquisitions of First Heritage Bank and a branch located in Dansville, as well as $0.4 million of goodwill adjustments related primarily to fair value adjustments associated with the 2003 acquisitions, offset by $7.4 million of amortization during the year.

Intangible assets consist of goodwill, core deposit value and customer relationships arising from acquisitions. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2004 equaled $195 million, comprised of $184 million related to banking acquisitions and $11 million arising from the acquisition of financial services businesses. Goodwill is subjected to an annual impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill. The Company completed its goodwill impairment analyses during 2004 and 2003 and no adjustments were necessary. The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators. Management believes that there is a low probability of future impairment with regard to the goodwill associated with whole-bank acquisitions. The performance of Elias Asset Management weakened subsequent to its acquisition in 2000 as a result of adverse market conditions, however, its performance stabilized in 2004 as market conditions improved. Additional declines in EAM's operating results may result in impairment to its recorded goodwill of $7.3 million.

Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years. The recognition of a customer relationship intangible arose due to the acquisition of Harbridge. This asset was determined based on a methodology that calculates the present value of the projected future revenue derived from the acquired customer base. This asset is being amortized over eleven years on an accelerated basis.

Loans

The Company's loans outstanding, by type, as of December 31 are as follows:

                           Table 8: Loans Outstanding

(000's omitted)                               2004          2003          2002          2001          2000
-------------------------------------------------------------------------------------------------------------
Consumer mortgage                          $  801,412    $  739,593    $  510,309    $  443,767    $  416,160
Business lending                              831,244       689,436       629,874       643,834       576,887
Consumer direct and indirect                  725,885       699,562       666,838       645,487       523,832
-------------------------------------------------------------------------------------------------------------
   Gross loans                              2,358,541     2,128,591     1,807,021     1,733,088     1,516,879
Less: unearned discount                            48            82           116           218         1,002
-------------------------------------------------------------------------------------------------------------
Net loans                                   2,358,493     2,128,509     1,806,905     1,732,870     1,515,877
Allowance for loan loss                        31,778        29,095        26,331        23,901        20,035
-------------------------------------------------------------------------------------------------------------
Loans, net of allowance for loan losses    $2,326,715    $2,099,414    $1,780,574    $1,708,969    $1,495,842
=============================================================================================================

As disclosed in Table 8 above, gross loans outstanding, reached a record level of $2.359 billion as of year-end 2004, up $230 million or 10.8% compared to twelve months earlier. The acquisitions of First Heritage and Dansville accounted for $212 million of that growth. Excluding the impact of these acquisitions (at time of completion), total loans rose $18 million or 1% from the prior year. All of the organic loan growth was produced in the consumer mortgage and installment lines of business, with declines experienced in business lending. The organic loan growth was attributable to the New York market, with the Pennsylvania market experiencing a net decline in loans outstanding.

The compounded annual growth rate ("CAGR") for the Company's total loan portfolio between 2000 and 2003 was 8.3% with approximately 7% of the growth coming from whole bank and branch acquisitions and the balance from organic growth. The greatest overall expansion occurred in the consumer mortgage segment, which grew at a 14% CAGR (including the impact of acquisitions) over that time frame. The consumer mortgage growth was primarily driven by record mortgage refinancing volumes over the last three years, as well as the acquisition of consumer-oriented banks in the intervening period. The other loan categories grew at compounded annual growth rates of between 5% and 7% from 2000 to 2004. As a consequence, the consumer mortgages segment accounted for 34% of the total loan portfolio at year-end 2004 versus 27% at the end of 2000.

The weighting of retail lending in the Company's loan portfolio enables it to be highly diversified. Approximately 65% of loans outstanding at the end of 2004 were made to consumers borrowing on an installment and residential mortgage loan basis. The commercial portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2004: real estate development (16%), healthcare (11%), general services (11%), motor vehicle and parts dealers (9%), construction (7%), agriculture (6%), restaurant & lodging (6%), retail trade (6%), manufacturing (5%) and wholesale trade (5%). A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 18%. Over the last year, the mix of loans has become more weighted towards business lending due to the high proportion of commercial loans in First Heritage's portfolio.

The consumer mortgage segment of the Company's loan portfolio is comprised of fixed (94%) and adjustable rate (6%) residential lending. Approximately $21 million of the $62 million growth in consumer mortgages was attributable to the acquisition of First Heritage. Excluding the impact of this acquisition, this segment was up $41 million or 5.6% in 2004 due to continued strong mortgage volumes in the historically low interest rate environment. All of the organic growth was generated in the New York market, as Pennsylvania experienced a net decline in 2004 despite a significant volume of new originations.

The combined total of general-purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans is characterized as the Company's business lending activity. Approximately $170 million in business loans added through the First Heritage acquisition offset the $28 million (4.1%) decrease from ongoing operations in 2004. The majority of this decrease was attributable to the Pennsylvania market, with the New York market experiencing a slight decrease. Lending efforts in First Liberty's traditional markets continue to be challenged by a modest economic recovery, diminished capital spending levels in the commercial sector, an extremely competitive pricing environment and the Company's dedication to maintaining strong credit quality standards. Management has worked aggressively to address the loan generation challenges in Pennsylvania by adding enhanced management, lending and credit administration resources, and strong business relationships via the acquisition of First Heritage in 2004 and Grange in 2003. The enhanced scale and coverage of the Pennsylvania business combined with the new management team's continued commitment to business development efforts, positions them to fully take advantage of growth opportunities in this key market as economic conditions continue to improve and increased capital spending leads to expanded borrowing activity in the commercial sector.

Consumer installment loans, both those originated directly (such as personal loans and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), rose $26 million (3.8%) from one year ago. Excluding acquisitions, consumer installment loans increased $5 million year over year. Historically low interest rates, aggressive dealer and manufacturer incentives on new vehicles, and very competitive pricing on used vehicles have existed in these product types for more than a year. Consumer installment loans increased in the New York markets during the last 12 months, while the Pennsylvania markets decreased slightly.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2004:

      Table 9: Maturity Distribution of Business and Construction Loans (1)

                                                                  Maturing
                                                 Maturing in      After One      Maturing
                                                 One Year or     but Within     After Five
      (000's omitted)                                Less        Five Years        Years
      ------------------------------------------------------------------------------------
      Commercial, financial and agricultural       $328,497       $376,030       $120,629
      Real estate - construction                     11,304
      ------------------------------------------------------------------------------------
           Total                                   $339,801       $376,030       $120,629
      ====================================================================================

      Fixed or predetermined interest rates        $ 83,198       $189,120       $ 43,802
      Floating or adjustable interest rates         256,603        186,910         76,827
      ------------------------------------------------------------------------------------
           Total                                   $339,801       $376,030       $120,629
      ====================================================================================

      (1) Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The following table presents information concerning non-performing assets:

                         Table 10: Non-performing Assets

                                                                                 As of December 31,
                                                              -------------------------------------------------------
(000's omitted)                                                2004        2003        2002        2001        2000
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                             $11,798     $11,940     $ 9,754     $ 7,186     $ 5,473
Accruing loans 90+ days delinquent                              1,158       1,307       1,890       1,914       1,930
Restructured loans                                                  0          28          43          75         116
---------------------------------------------------------------------------------------------------------------------
     Total non-performing loans                                12,956      13,275      11,687       9,175       7,519
Other real estate                                               1,645       1,077         704       1,427       1,293
---------------------------------------------------------------------------------------------------------------------
     Total non-performing assets                              $14,601     $14,352     $12,391     $10,602     $ 8,812
=====================================================================================================================

Allowance for loan losses to total loans                         1.35%       1.37%       1.46%       1.38%       1.32%
Allowance for loan losses to non-performing loans                 245%        219%        225%        261%        266%
Non-performing loans to total loans                              0.55%       0.62%       0.65%       0.53%       0.50%
Non-performing assets to total loans and other real estate       0.62%       0.67%       0.69%       0.61%       0.58%

The Company places a loan on nonaccrual status when the loan becomes ninety days past due (or sooner, if management concludes collection of interest is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection. As shown in Table 10 above, non-performing loans, defined as non-accruing loans plus accruing loans 90 days or more past due, ended 2004 at $13.0 million, down approximately $0.3 million or 2.4% from one year earlier despite a $230 million increase in loans outstanding. The ratio of non-performing loans to total loans declined seven basis points from twelve months earlier to 0.55%. The ratio of non-performing assets (which includes troubled debt restructuring and other real estate, or OREO, in addition to non-performing loans) to total loans plus OREO decreased to 0.62% at year-end 2004, down five basis points from one-year earlier. The improvement in both ratios was driven by improvements in the economy, enhanced collection and recovery efforts, and the charge-off and disposition of certain problematic loans over the last two years. Had nonaccrual loans as of December 31, 2004 been current in accordance with their original terms, additional interest income of approximately $1.0 million would have been recorded. At year end 2004, there were 30 OREO properties with a value of $1.6 million as compared to 25 OREO properties at a value of $1.1 million a year earlier.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.45% of total loans outstanding versus 1.77% at the end of 2003. As of year-end 2004, total delinquency ratios for commercial loans, consumer loans, and real estate mortgages were 1.57%, 2.08%, and 1.00%, respectively. These measures were 2.18%, 2.36% and 1.10%, respectively, as of December 31, 2003. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to look at this ratio over a longer period. The total average delinquency ratio for 2004 was 1.52% versus 1.76% in 2003.

The changes in the allowance for loan losses for the last five years is as follows:

                   Table 11: Allowance for Loan Loss Activity

                                                                                   Years Ended December 31,
                                                            ----------------------------------------------------------------------
(000's omitted)                                                2004           2003           2002           2001           2000
----------------------------------------------------------------------------------------------------------------------------------
Amount of loans outstanding at end of period                $2,358,493     $2,128,509     $1,806,905     $1,732,870     $1,515,877
Daily average amount of loans (net of unearned discount)    $2,264,857     $1,885,604     $1,759,564     $1,580,870     $1,484,945

Allowance for loan losses at beginning of period            $   29,095     $   26,331     $   23,901     $   20,035     $   18,528
Charge-offs:
  Business lending                                               3,621          5,521          5,071          2,310          3,423
  Consumer mortgage                                                535            239            221            282             93
  Consumer direct and indirect                                   7,624          7,351          6,723          6,070          3,964
----------------------------------------------------------------------------------------------------------------------------------
     Total charge-offs                                          11,780         13,111         12,015          8,662          7,480
Recoveries:
  Business lending                                                 871            417            281            313            181
  Consumer mortgage                                                 48             78            119             56             72
  Consumer direct and indirect                                   2,437          2,353          1,823          1,709          1,012
----------------------------------------------------------------------------------------------------------------------------------
     Total recoveries                                            3,356          2,848          2,223          2,078          1,265
----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                  8,424         10,263          9,792          6,584          6,215
Provision for loan losses                                        8,750         11,195         12,222          7,097          7,722
Allowance on acquired loans (1)                                  2,357          1,832              0          3,353              0
----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                  $   31,778     $   29,095     $   26,331     $   23,901     $   20,035
==================================================================================================================================

Net charge-offs to average loans outstanding                      0.37%          0.54%          0.56%          0.42%          0.42%

(1) This reserve addition is attributable to loans purchased from First Heritage Bank in 2004, Peoples Bankcorp Inc. and Grange National Banc Corp in 2003 and Citizens National Bank of Malone and FleetBoston Financial Corporation in 2001.

As displayed in Table 11 above, total net charge-offs in 2004 were $8.4 million, down $1.8 million from the prior year, principally due to significantly improved results in the business lending portfolio. Net charge-offs in 2003 were $0.5 million above 2002's level, and were impacted by the increased size of the average loan portfolio, resulting from both organic and acquired loan growth in 2003. In addition, a prolonged period of economic weakness from late 2000 through early 2003 impacted the net charge-off levels in both 2002 and 2003, with the greatest impact being realized in the business loan segment.

Due to the significant increase in average loan balances in 2004 and 2003 as a result of the factors mentioned above, management believes that net charge-offs as a percent of average loans ("net charge-off ratio") offers a clearer representation of asset quality trends. The net charge-off ratio for 2004 was down 17 basis points from last year to 0.37%. This year's ratio benefited from improved recovery performance, as evidenced by the $0.5 million increase in recoveries to $3.4 million, representing 27% of average gross charge-offs for the latest two years, compared to 23% in 2003.

Business loan net charge-offs decreased in 2004, totaling $2.8 million or 0.35% of average business loans outstanding versus $5.1 million and 0.80% in 2003. The primary reason for the decreased net charge-off ratio for business loans was generally improved economic conditions in the markets served by the Company, as well as the charge-off of a number of business loans in 2003 that had been identified as weak and had been specifically reserved for in previous periods. Consumer direct and indirect loan net charge-offs increased slightly to $5.2 million this year from $5.0 million in 2003, but the net charge-off ratio dropped slightly from 0.74% in 2003 to 0.73% in 2004 due to larger average balances. Consumer mortgage net charge-offs rose $0.3 million to $0.5 due to the much larger size of the portfolio. The net charge-off ratio of 0.06% was higher than the prior year, but remains low.

All the primary asset quality metrics deteriorated in 2002 and continued into 2003, in comparison to the 1999 to 2001 period. This was principally due to the weakened economic conditions in the Company's markets, and was manifested most strongly in the business loan portfolio. Based on almost all measurements, the asset quality profile of the Company began to improve in 2003 in conjunction with gradually improving economic conditions and strengthened credit administration and loan review resources. Significant changes and enhancements were made to lending and credit administration functions in 2003 and through 2004, and these improvements had a significantly positive impact on credit management performance in 2004.

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

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the four main loan segments: commercial, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest three years of historical net charge-off data for each loan category (commercial loans exclude balances with special loan loss allocations). The second calculation is qualitative and takes into consideration five major factors affecting the level of loan loss risk: portfolio risk migration patterns (internal credit quality trends); the growth of the segments of the loan portfolio; economic and business environment trends in the Company's markets (includes review of bankruptcy, unemployment, population, consumer spending and regulatory trends); industry, geographical and product concentrations in the portfolio; and the perceived effectiveness of managerial resources and lending practices and policies. These two allowance calculations are added together to determine the general loan loss allocation. The allowance levels computed from the specific and general loan loss allocation methods are combined to derive the necessary allowance for loan loss to be reflected on the Consolidated Statement of Condition.

The loan loss provision is calculated by subtracting the previous period allowance for loan loss, net of the interim period net charge-offs, from the current required allowance level. This provision is then recorded as an expense in the income statement for that period.

Members of senior management and the loan committee of the Board of Directors review the adequacy of the allowance for loan loss quarterly. Management is committed to continually improving the credit assessment and risk management capabilities of the Company and will dedicate the resources necessary to ensure advancement in this critical area of operations.

The allowance for loan loss was increased to $31.8 million at year-end 2004 from $29.1 million at the end of 2003. The $2.7 million increase was primarily due to $230 million more in loans outstanding, offset by an overall improvement in the Company's asset quality profile. The ratio of the allowance for loan loss to total loans decreased to 1.35% for year-end 2004 versus 1.37% at the end of last year. Management believes the year-end 2004 allowance for loan losses to be adequate in light of the probable losses inherent in the Company's loan portfolio.

The loan loss provision decreased by $2.4 million or 22% in 2004 as a result of management's assessment of the probable losses in the loan portfolio, and the reduced level of charge-offs in 2004, as discussed above. The loan loss provision as a percentage of average loans decreased from 0.59% in 2003 to 0.39% this year in most part due to the provision last year being elevated to cover higher risk levels in the business loan segment of the portfolio. The loan loss provision covered net charge-offs by 104% this year versus 109% in 2003, reflective of the improvements in asset quality trends during the year.

The net charge-off ratio in 2004 was more consistent with the ratios of the 1999 to 2001 period, as shown in Table 11 above. As previously noted, there was a strong correlation between the increased level of net charge-offs in 2002 and 2003 and the performance of the overall economy. The Company's net charge-off ratio was also above 50 basis points during the 1990 to 1992 period, when the ratio fluctuated between 51 and 59 basis points. Not surprisingly, similar to the period from mid-2001 through late 2003, that time frame included a recession and the first stage of an economic recovery. The net charge-off ratio dropped significantly in the years immediately following that period. In 2004, the Company realized the benefits of one of management's primary goals, which was to steadily bring the net charge-off ratio back to a range that was consistent with historical performance.

The following table shows management's allocation of the allowance for loan losses by loan type as of December 31:

                Table 12: Allowance for Loan Losses by Loan Type

                            2004                 2003                 2002                 2001                 2000
                      -----------------    -----------------    -----------------    -----------------    -----------------
                                   Loan                 Loan                 Loan                 Loan                 Loan
(000's omitted)       Allowance    Mix     Allowance    Mix     Allowance    Mix     Allowance    Mix     Allowance    Mix
--------------------  -----------------    -----------------    -----------------    -----------------    -----------------
Consumer mortgage      $ 1,810     34.0%    $ 1,724     34.7%    $   479     28.2%    $   406     25.6%    $ 1,483     27.5%
Business lending        16,439     35.2%     15,549     32.4%     16,765     34.9%     14,417     37.2%      7,386     38.0%
Consumer direct and
  indirect              11,487     30.8%     11,112     32.9%      8,978     36.9%      8,970     37.2%      8,314     34.5%
Unallocated              2,042                  710                  109                  108                2,852
--------------------   ----------------     ----------------     ----------------     ----------------     ----------------
Total                  $31,778    100.0%    $29,095    100.0%    $26,331    100.0%    $23,901    100.0%    $20,035    100.0%
====================   ================     ================     ================     ================     ================

As demonstrated in Table 12 above and discussed previously, the risk inherit in the consumer mortgage portfolio is much lower than that of the other segments of the loan portfolio. The risk differential is illustrated by the average net charge-off ratio of 0.04% over the last three years for consumer mortgages compared to the 0.68% average for the rest of the portfolio over the same time frame. This is manifested in the comparatively small $1.8 million allowance attributable to consumer mortgages, representing only 0.2% of the their ending balance versus 1.8% for the remaining portion of the loan portfolio. The increase in the unallocated portion of the allowance for loan losses over 2003 related principally to the portfolio and reserves acquired as part of the First Heritage acquisition. As that acquired portfolio is further subjected to the Company's established risk rating and review procedures, it is expected that some portion of the unallocated reserve will be allocated to the specific product categories.

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

The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

                           Table 13: Average Deposits

                                                    2004                           2003                          2002
                                         ---------------------------   ----------------------------   ----------------------------
                                          Average           Average      Average           Average      Average           Average
(000's omitted, except rates)             Balance          Rate Paid     Balance          Rate Paid     Balance          Rate Paid
-----------------------------------      ---------------------------   ----------------------------   ----------------------------
Noninterest-bearing demand deposits      $  558,552          0.00%      $  473,568          0.00%      $  441,800          0.00%
Interest-bearing demand deposits            300,377          0.24%         274,688          0.24%         262,313          0.47%
Regular savings deposits                    521,582          0.66%         430,263          0.80%         402,728          1.32%
Money market deposits                       306,112          0.72%         295,287          0.89%         304,623          1.60%
Time deposits                             1,188,625          2.37%       1,090,511          2.89%       1,131,296          3.75%
-----------------------------------      ----------                     ----------                     ----------
  Total deposits                         $2,875,248          1.20%      $2,564,317          1.49%      $2,542,760          2.12%
===================================      ==========                     ==========                     ==========

As displayed in Table 13 above, total average deposits for 2004 equaled $2.875 billion, up $311 million or 12.1% from the prior year. This increase was principally the result of deposits obtained through the First Heritage acquisition in 2004 and the Grange and Peoples acquisitions in late 2003. The Dansville branch acquisition did not have a significant impact on full-year average deposit levels because it was completed late in the year. Average deposits in 2003 were up $22 million or 0.8% from 2002. The acquisitions of Peoples and Grange did not have a significant impact on full-year average deposit levels because they were completed relatively late in the year.

The Company's funding composition continues to benefit from a high level of IPC deposits, which reached an all-time high in 2004 with an average balance of $2.692 billion, an increase of $295 million or 12.3% over the comparable 2003 period. This was largely due to the $210 million and $219 million in IPC deposits added in conjunction with the acquisition of First Heritage in May 2004 and Grange in late 2003, respectively. IPC deposits are frequently considered to be a bank's most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities increased $16 million or 9.5% during 2004, $7.3 million as a result of the Grange, First Heritage and Dansville acquisitions. The Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, management considers this source of funding to be equivalent to external borrowings. As such, the Company generally prices these deposits consistent with alternative external borrowing rates.

The mix of average deposits in 2004 changed slightly in comparison to 2003. The weightings of demand deposit and savings account balances all increased from their 2003 levels, while interest checking, money market and time deposit weightings decreased. This change in mix largely reflects less willingness by certain customers to being locked into lower CD rates and accounts with higher minimum balance requirements (interest checking and money market) given the market-driven contraction of interest rate spreads between these accounts and the ones with less restrictions on withdrawels, such as demand deposits and savings. This shift in the deposit mix resulted in a greater drop in the overall cost of funds on deposits than would have been achieved through the reduction of interest rates alone. As a result of market interest rates remaining at historically low levels for an extended period of time, spreads between these groups of accounts have stabilized and customers appear to be more willing to hold term deposits given the lack of viable alternatives with similar risk/return characteristics. This factor combined with the Company's ongoing commitment to continually expand its advantageous IPC deposit base to fund earning-asset growth, prompted the development of a new money market product in the fourth quarter of 2004 that has been an effective tool for attracting new customer funds.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

                  Table 14: Time Deposit > $100,000 Maturities

            (000's omitted)                     2004          2003
            --------------------------------------------------------
            Less than three months            $ 69,239      $ 60,504
            Three months to six months          32,163        24,351
            Six months to one year              41,768        48,306
            Over one year                       36,364        35,080
            --------------------------------------------------------
              Total                           $179,534      $168,241
            ========================================================

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York and Federal Reserve Bank of New York, as well as access to the national repurchase agreement market through established relationships with primary market security dealers. The Company also had approximately $80 million in fixed and floating-rate subordinated debt outstanding at the end of 2004 that is held by unconsolidated subsidiary trusts. External borrowings averaged $824 million or 22% of total funding sources for all of 2004 as compared to $508 million or 17% of total funding sources for 2003. As shown in Table 15 below, at year-end 2004, $649 million or 71% of external borrowings had remaining terms of one year or less, up considerably from $397 million and 60% at the end of 2003. This change in external funding mix is due to an increase in short and medium term borrowings to take advantage of historically low short term rates, as well as, to reduce the Company's sensitivity to falling interest rates and to provide more flexibility with regard to altering future debt levels.

During fourth quarter 2003, $25 million in longer-term Federal Home Loan Bank borrowings were retired early and replaced with significantly lower rate, short-term debt, resulting in an earnings charge of $2.6 million. This strategy was implemented because the projected cost of the replacement debt, including prepayment charges, was favorable on a long-term, economic basis in comparison to holding the existing borrowings.

As displayed in Table 3 on page 16, the overall mix of funding has shifted in 2004. The percentage of funding derived from deposits decreased to 78% in 2004 from 83% in 2003 and 2002. Short and medium term FHLB borrowings increased during the year principally to fund security purchases. These borrowings carry relatively short maturities and help provide funding cost stability for a period of time that is complementary to our asset/liability profile.

The following table summarizes the outstanding balance of short-term borrowings of the Company as of December 31:

                         Table 15: Short-term Borrowings

            (000's omitted, except rates)              2004         2003         2002
            ---------------------------------------------------------------------------
            Federal funds purchased                  $ 13,200     $ 36,300     $ 33,000
            Term borrowings at banks
                 90 days or less                      465,000      361,000      215,000
                 Over 90 days                         171,000            0            0
            Commercial loans sold with recourse            74            0            0
            Capital lease obligations                       0           96          241
            ---------------------------------------------------------------------------
                      Balance at end of period       $649,274     $397,396     $248,241
            ===========================================================================

            Daily average during the year            $442,287     $212,512     $141,024
            Maximum month-end balance                $649,274     $397,396     $248,241
            Weighted average rate during the year        1.64%        1.26%        1.83%
            Year-end average rate                        2.51%        1.28%        1.50%

The following table shows the maturities of various contractual obligations as of December 31, 2004:

                 Table 16: Maturities of Contractual Obligations

                                                                              Maturing      Maturing
                                                                Maturing      After One   After Three
                                                                 Within       Year but     Years but      Maturing
                                                                One Year       Within        Within        After
(000's omitted)                                                 or Less      Three Years   Five Years    Five Years      Total
--------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased                                         $ 13,200      $      0      $      0      $      0      $ 13,200

Federal Home Loan Bank advances                                  636,000            --        15,000       175,000       826,000

Subordinated debt held by unconsolidated subsidiary trusts                                                  80,446        80,446

Commercial loans sold with recourse                                   74           236            --           555           865
Operating leases                                                   2,204         3,810         2,282         4,374        12,670
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                      $651,478      $  4,046      $ 17,282      $260,375      $933,181
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

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

                Table 17: Off-Balance Sheet Financial Instruments

            (000's omitted)                     2004          2003
            --------------------------------------------------------
            Commitments to extend credit      $429,751      $315,898
            Standby letters of credit           22,948        19,163
            --------------------------------------------------------
                 Total                        $452,699      $335,061
            ========================================================

Investments

The objective of the Company's investment portfolio is to hold low-risk, high-quality earning assets that provide favorable returns and are another effective tool to actively manage its asset/liability position to maximize future net interest income operation. This must be accomplished within the following constraints: (a) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (b) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (c) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (d) generating a favorable return without undue compromise of the other requirements.

As displayed in Table 18 below, the book value of the Company's investment portfolio increased $258 million or 20% during the year to $1.529 billion as a result of the First Heritage acquisition and the leveraging strategy that began in the third quarter of 2003 and ended during the second quarter of 2004. Average investment balances (book value basis) for 2004 were up $268 million or 23% versus the prior year.

Investment interest income in 2004 was $10 million or 14.9% higher than the prior year as a result of the increased average balances in the portfolio, offset by the decrease in the average investment yield from 6.53% to 6.18%. The decline in the yield was primarily due to the maturity of securities from the portfolio that had been issued in the higher interest rate environments of previous periods and were replaced with investments that carry comparatively lower yields. This was expected given the fact that longer-term market interest rates, despite modest increases in the third quarter of 2003 and all of 2004, were still at historically low levels. However, the impact of lower investment yields was mostly offset by the funding of the purchases with very low rate medium and short-term borrowings, resulting in similar net spreads.

In order to protect the Company against its exposure to falling interest rates, the vast majority of the investment purchases in 2003 and 2004 were in intermediate-term US Agency securities with average call protection in excess of six years. Investments sales, excluding Federal Home Loan Bank, in the current year totaled $18 million and were all related to securities inherited from acquired companies, and resulted in an immaterial amount of net gains. The sales were based on the Company's total return strategy (see below) or to remove securities that no longer adhere to investment policy guidelines. Those proceeds that were reinvested resulted in an improved interest rate risk position. As of December 31, 2004 the investment portfolio had a weighted average life of 5.9 years as compared to 6.6 as of December 31, 2003.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds insured by third parties. As of year-end 2004, these four AAA-rated (highest possible rating) security types accounted for 97% of the portfolio's total book value, excluding Federal Home Loan Bank stock and Federal Reserve Bank stock, or 52%, 3%, 5% and 37% respectively. These four security types comprised 98% of total investments as of December 31, 2003 at 48%, 6%, 7% and 37%, respectively. The change in the investment mix reflects management's strategy over the last several years of primarily purchasing medium-term, call-protected US Agency and municipal bonds that offer both attractive yields and are free from short-term reinvestment risk. MBS and CMO securities typically possess a high level of this latter risk, particularly in periods with high levels of mortgage refinancing such as have existed over the last few years in the extremely low interest rate environment. As a consequence, the Company has avoided investing in these types of securities during this period, and this fact combined with high run-off rates explains the significant drop in their weighting in the total investment portfolio.

The Company has utilized total return as its primary methodology for managing investment portfolio assets. Under this analytical method, shareholder value is maximized through both interest income and market value appreciation. The commitment to this approach is reflected in the fact that no security sales were conducted in 2004 outside of minor transactions associated with the investments of acquired banks, despite the significant level of market gains in the portfolio (see MVA discussion in the following paragraph). Management chose not to take gains in the current year to increase short-term earnings at the expense of profitability in future periods.

Ninety one percent of the investment portfolio was classified as available-for-sale at year-end 2004 versus eighty nine percent at the end of 2003. The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2004 was $55.8 million, $3.1 million lower than it was one year earlier.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

                         Table 18: Investment Securities

                                                        2004                           2003                         2002
                                              -------------------------     -------------------------     -------------------------
                                              Amortized                     Amortized                     Amortized
                                              Cost/Book        Fair         Cost/Book        Fair         Cost/Book        Fair
(000's omitted)                                 Value          Value          Value          Value          Value          Value
-----------------------------------------     -------------------------     -------------------------     -------------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities         $  127,490     $  125,906     $  127,635     $  125,003     $        0     $        0
  Obligations of state and political
    subdivisions                                   6,576          6,694          7,459          7,677          7,412          7,666
  Other securities                                 3,578          3,578          3,558          3,558          3,018          3,018
-----------------------------------------     -------------------------     -------------------------     -------------------------
    Total held-to-maturity portfolio             137,644        136,178        138,652        136,238         10,430         10,684
-----------------------------------------     -------------------------     -------------------------     -------------------------

Available-for-Sale Portfolio:
  U.S. treasury and agency securities            630,058        650,767        456,913        479,454        380,243        411,278
  Obligations of state and political
    subdivisions                                 545,698        573,551        443,930        470,210        404,864        420,605
  Corporate securities                            40,443         43,898         27,712         30,251         27,972         30,225
  Collateralized mortgage obligations             70,986         72,444         89,566         93,552        235,286        245,368
  Mortgage-backed securities                      50,347         52,664         76,628         80,177        131,755        137,211
-----------------------------------------     -------------------------     -------------------------     -------------------------
    Sub-total                                  1,337,532      1,393,324      1,094,749      1,153,644      1,180,120      1,244,687
  Equity securities (1)                           43,515         43,515         29,185         29,185         25,814         25,814
  Federal Reserve Bank common stock                9,856          9,856          8,053          8,053          5,652          5,652
-----------------------------------------     -------------------------     -------------------------     -------------------------
    Total available-for-sale portfolio         1,390,903      1,446,695      1,131,987      1,190,882      1,211,586      1,276,153
Net unrealized gain on available-for-sale
  portfolio                                       55,792              0         58,895              0         64,567              0
-----------------------------------------     -------------------------     -------------------------     -------------------------
     Total                                    $1,584,339     $1,582,873     $1,329,534     $1,327,120     $1,286,583     $1,286,837
=========================================     =========================     =========================     =========================

(1) Includes $42,480, $28,365 and $24,575 of FHLB common stock at December 31, 2004, 2003, and 2002, respectively.

The following table sets forth as of December 31, 2004, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                  Table 19: Maturities of Investment Securities

                                                                       Maturing        Maturing
                                                       Maturing       After One       After Five                        Total
                                                        Within         Year but       Years but        Maturing        Amortized
                                                       One Year         Within          Within          After          Cost/Book
(000's omitted, except rates)                          or Less        Five Years      Ten Years       Ten Years          Value
--------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                 $        0      $        0      $   99,344      $   28,146      $  127,490
  Obligations of state and political subdivisions          4,387           1,959             230               0           6,576
  Other securities                                             0               0              22           3,556           3,578
--------------------------------------------------------------------------------------------------------------------------------
     Total held-to-maturity portfolio                 $    4,387      $    1,959      $   99,596      $   31,702      $  137,644
================================================================================================================================

Weighted Average Yield for Year (1)                         3.89%           6.30%           4.71%           5.46%           4.88%

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                 $        0      $   20,000      $  458,221      $  151,837      $  630,058
  Obligations of state and political subdivisions          5,263          35,927         228,903         275,605         545,698
  Corporate securities                                         0               0          25,044          15,399          40,443
  Collateralized mortgage obligations                          0           1,090          17,297          52,599          70,986
  Mortgage-backed securities                                   0           2,832           1,280          46,235          50,347
--------------------------------------------------------------------------------------------------------------------------------
    Total available-for-sale portfolio                $    5,263      $   59,849      $  730,745      $  541,675      $1,337,532
================================================================================================================================

Weighted Average Yield for Year (1)                         8.06%           5.82%           5.58%           6.47%           5.96%

(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 35.0%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

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

New Accounting Pronouncements

See Accounting Pronouncement Section of Note A of the notes to the consolidated financial statements on page 48 for additional accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Although more than a third of the securities portfolio at year-end 2004 was invested in municipal bonds, management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. The Company also believes that it has an insignificant amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AAA-rated (highest possible rating). The Company does not have any material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Committee (ALCO), which meets each month. The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.

Asset/Liability Management

The primary objective of the Company's asset/liability management process is to maximize earnings and return on capital within acceptable levels of risk. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools that enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tools used by the Company in managing interest rate risk are the income simulation model and economic value of equity modeling.

Interest Rate Risk

Interest rate risk (IRR) can result from the timing differences in the maturity/repricing of an institution's assets, liabilities, and off-balance sheet contracts; the effect of embedded options, such as loan prepayments, interest rate caps, and deposit withdrawals; and differences in the behavior of lending and funding rates, sometimes referred to as basis risk; an example of basis risk would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

Given the potential types and differing related characteristics of IRR, it is important that the Company maintain an appropriate process and set of measurement tools that enable it to identify and quantify its primary sources of IRR. The Company also recognizes that effective management of IRR includes an understanding of when potential adverse changes in interest rates will flow through the income statement. Accordingly, the Company will manage its position so that it monitors its exposure to net interest income over both a one year planning horizon and a longer-term strategic horizon.

It is the Company's objective to manage its exposure to interest rate risk, bearing in mind that it will always be in the business of taking on rate risk and that rate risk immunization is not possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may net interest margin be reduced.

Income Simulation

Income simulation is tested on a wide variety of balance sheet and treasury yield curve scenarios. The simulation projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from management's outlook, as are the assumptions used for new loan yields and deposit rates. Loan prepayment speeds are based on a combination of current industry averages and internal historical prepayments. Balance sheet and yield curve assumptions are analyzed and reviewed by the ALCO Committee regularly.

The following table reflects the Company's one-year net interest income sensitivity, using December 31, 2004 asset and liability levels as a starting point.

The prime rate and federal funds rates are assumed to move up 300 basis points and down 100 basis points over a 12-month period while flattening the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate, generally reflecting 10%-65% of the movement of the federal funds rate.

Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

                      Net Interest Income Sensitivity Model

                                   Calculated increase (decrease) in Projected
                                        Net Interest Income at December 31
                                   -------------------------------------------
       Changes in Interest Rates              2004               2003
       -----------------------------------------------------------------------
          + 200 basis points              ($4,300,000)       ($3,900,000)
           -100 basis points              ($1,200,000)       ($2,100,000)

In the 2004 model, both the rising and falling rate environments reflect a reduction in net interest income (NII) from a flat rate environment due to the assumed flattening of the yield curve. The modeled NII in a falling rate environment is initially more favorable than if rates were to rise due to a faster initial reaction from core deposit pricing and short-term capital market borrowing rates. Over a longer time period, however, the growth in NII improves significantly in a rising rate environment as a result of lower yielding earning assets running off and being replaced at increased rates.

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

Management uses a "value of equity" model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on- and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent auditor's reports of Community Bank System, Inc. are contained on pages 38 through 66 of this item.

o     Consolidated Statements of Condition, December 31, 2004 and 2003

o Consolidated Statements of Income, Years ended December 31, 2004, 2003, and 2002

o Consolidated Statements of Changes in Shareholders' Equity, Years ended December 31, 2004, 2003, and 2002

o Consolidated Statements of Comprehensive Income, Years ended December 31, 2004, 2003, and 2002

o Consolidated Statements of Cash Flows, Years ended December 31, 2004, 2003, and 2002

o     Notes to Consolidated Financial Statements, December 31, 2004

o     Management's Report on Internal Control over Financial Reporting

o     Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2004 and 2003 are contained on page 67.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

                                                                                         December 31,     December 31,
                                                                                                 2004             2003
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                   $   118,345      $   103,923

Available-for-sale investment securities                                                    1,446,695        1,190,882
Held-to-maturity investment securities                                                        137,644          138,652
----------------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,582,873 and $1,327,120, respectively)       1,584,339        1,329,534

Loans                                                                                       2,358,493        2,128,509
Allowance for loan losses                                                                      31,778           29,095
----------------------------------------------------------------------------------------------------------------------
  Net loans                                                                                 2,326,715        2,099,414

Core deposit intangibles, net                                                                  35,351           33,998
Goodwill                                                                                      195,163          159,596
Other intangibles, net                                                                          1,986            2,517
----------------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                                      232,500          196,111

Premises and equipment, net                                                                    63,510           61,705
Accrued interest receivable                                                                    27,947           25,851
Other assets                                                                                   40,475           38,859
----------------------------------------------------------------------------------------------------------------------
     Total assets                                                                         $ 4,393,831      $ 3,855,397
======================================================================================================================

Liabilities:
   Non-interest bearing deposits                                                          $   567,106      $   498,195
   Interest bearing deposits                                                                2,361,872        2,227,293
----------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                        2,928,978        2,725,488
  Federal funds purchased                                                                      13,200           36,300
  Borrowings                                                                                  826,865          551,096
  Subordinated debt held by unconsolidated subsidiary trusts                                   80,446           80,390
  Accrued interest and other liabilities                                                       69,714           57,295
----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                      3,919,203        3,450,569
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (See Note N)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued
  Common stock, $1.00 par value, 50,000,000 shares authorized;
     32,041,591 and 28,746,612 shares issued in 2004 and 2003, respectively                    32,042           28,747
  Additional paid-in capital                                                                  190,769          130,066
  Retained earnings                                                                           248,295          218,628
  Accumulated other comprehensive income                                                       34,200           35,958
  Treasury stock, at cost (1,400,000 and 416,300 shares, respectively)                        (30,199)          (8,490)
  Employee stock plan - unearned                                                                 (479)             (81)
----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               474,628          404,828
----------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                           $ 4,393,831      $ 3,855,397
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

                                                                                  Years Ended December 31,
                                                                            ------------------------------------
                                                                               2004         2003          2002
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                $ 137,077    $ 125,256     $ 130,860
  Interest and dividends on taxable investments                                52,744       47,047        57,133
  Interest and dividends on non-taxable investments                            22,974       18,826        17,100
----------------------------------------------------------------------------------------------------------------
     Total interest income                                                    212,795      191,129       205,093
----------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                         34,587       38,288        53,878
  Interest on short-term borrowings                                             7,242        2,685         2,586
  Interest on subordinated debt held by unconsolidated subsidiary trusts        5,750        5,632         5,985
  Interest on long-term borrowings                                             14,173       12,696        14,794
----------------------------------------------------------------------------------------------------------------
     Total interest expense                                                    61,752       59,301        77,243
----------------------------------------------------------------------------------------------------------------

Net interest income                                                           151,043      131,828       127,850
Less: provision for loan losses                                                 8,750       11,195        12,222
----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           142,293      120,633       115,628
----------------------------------------------------------------------------------------------------------------

Non-interest income:
  Deposit service fees                                                         25,201       23,121        16,480
  Other banking services                                                        2,431        1,906         2,061
  Trust, investment and asset management fees                                   7,443        6,682         8,003
  Benefit plan administration, consulting and actuarial fees                    9,298        6,220         3,845
  Gain (loss) on investment securities & debt extinguishments                      72       (2,698)        1,673
----------------------------------------------------------------------------------------------------------------
Total non-interest income                                                      44,445       35,231        32,062
----------------------------------------------------------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                               61,146       53,164        47,864
  Occupancy                                                                    10,177        9,297         8,154
  Equipment and furniture                                                       8,636        7,828         7,538
  Amortization of intangible assets                                             7,414        5,093         5,953
  Legal and professional fees                                                   4,578        3,183         3,272
  Data processing                                                               7,737        6,800         6,574
  Office supplies                                                               2,232        1,996         2,321
  Acquisition expenses                                                          1,704          498           700
  Other                                                                        16,275       14,852        12,910
----------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                 119,899      102,711        95,286
----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                     66,839       53,153        52,404
Income taxes                                                                   16,643       12,773        13,887
----------------------------------------------------------------------------------------------------------------
Net income                                                                  $  50,196    $  40,380     $  38,517
================================================================================================================

Basic earnings per share                                                    $    1.68    $    1.54     $    1.48
Diluted earnings per share                                                  $    1.64    $    1.49     $    1.46
Dividends declared per share                                                $    0.68    $    0.61     $    0.56

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2002, 2003 and 2004
(In Thousands, Except Share Data)

                                     Common Stock                                 Accumulated
                                ----------------------   Additional                  Other                     Employee
                                   Shares      Amount     Paid-In     Retained   Comprehensive    Treasury    Stock Plan
                                Outstanding    Issued     Capital     Earnings       Income         Stock      -Unearned    Total
                                ---------------------------------------------------------------------------------------------------
Balance at December 31,
2001, as previously reported     12,902,812    $12,903    $77,710     $170,472        $7,281            $0       ($386)    $267,980
Two-for-one stock split          12,902,812     12,904    (12,904)                                                                0
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,          25,805,624     25,807     64,806      170,472         7,281             0        (386)     267,980
  2001, as restated
Net income                                                              38,517                                               38,517
Other comprehensive income,
  net of tax                                                                          31,270                                 31,270
Dividends declared:
  Common, $0.56 per share                                              (14,506)                                             (14,506)
Common stock issued under
   employee stock plan,
   including tax benefits
   of $219                          151,484        151      1,273                                                  353        1,777
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002     25,957,108    $25,958    $66,079     $194,483       $38,551            $0        ($33)    $325,038
Net income                                                              40,380                                               40,380
Other comprehensive loss,
  net of tax                                                                          (2,593)                                (2,593)
Dividends declared:
  Common, $0.61 per share                                              (16,235)                                             (16,235)
Common stock issued under
  employee stock plan,
  including tax benefits
  of $1,410                         495,322        495      5,913                                                  (48)       6,360
Stock issued for acquisition      2,294,182      2,294     58,074                                                            60,368
Treasury stock purchased           (416,300)                                                        (8,490)                  (8,490)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,          28,330,312    $28,747   $130,066     $218,628       $35,958       ($8,490)       ($81)    $404,828
                                                                                                                               2003
Net income                                                              50,196                                               50,196
Other comprehensive loss,
  net of tax                                                                          (1,758)                                (1,758)
Dividends declared:
  Common, $0.68 per share                                              (20,529)                                             (20,529)
Common stock issued under
  employee stock plan,
  including tax benefits
  of $3,165                         702,766        703      8,576                                                 (398)       8,881
Stock and options issued
  for acquisition                 2,592,213      2,592     52,127                                                            54,719
Treasury stock purchased           (983,700)                                                       (21,709)                 (21,709)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004     30,641,591    $32,042   $190,769     $248,295       $34,200      ($30,199)      ($479)    $474,628
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

                                                                                   Years Ended December 31,
                                                                              ----------------------------------
                                                                                2004         2003         2002
----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax:
  Change in minimum pension liability adjustment                              $      0     $     92     $  4,919
  Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period                    (3,031)      (5,727)      49,796
     Reclassification adjustment for (gains) losses included in net income         (72)          54       (2,598)
----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax                                   (3,103)      (5,581)      52,117
Income tax benefit (expense) related to other comprehensive (loss) income        1,345        2,988      (20,847)
----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                                   (1,758)      (2,593)      31,270
Net income                                                                      50,196       40,380       38,517
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                          $ 48,438     $ 37,787     $ 69,787
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, except Share Data)

                                                                                                     Years Ended December 31,
                                                                                               -----------------------------------
                                                                                                  2004         2003         2002
----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                                   $  50,196    $  40,380    $  38,517
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                                  8,025        7,139        6,596
     Amortization of intangible assets                                                             7,414        5,093        5,953
     Net amortization of premiums and discounts on securities and loans                            1,392        2,303        3,256
     Amortization of unearned compensation and discount on subordinated debt                         439          172          443
     Provision for loan losses                                                                     8,750       11,195       12,222
     Provision for deferred taxes                                                                  1,286          898        4,458
     (Gain) loss on investment securities and debt extinguishments                                   (72)       2,698       (1,673)
     Loss (gain) on loans and other assets                                                           211          350          (28)
     Proceeds from the sale of loans held for sale                                                     0       67,482        9,103
     Origination of loans held for sale                                                                0      (61,036)     (14,858)
     Change in other operating assets and liabilities                                              7,823       (3,604)     (11,815)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                  85,464       73,070       52,174
----------------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                                 51,889       41,227       96,294
  Proceeds from maturities of held-to-maturity investment securities                               4,852        5,229        4,521
  Proceeds from maturities of available-for-sale investment securities                           127,222      242,614      197,928
  Purchases of held-to-maturity investment securities                                             (3,991)    (133,517)      (4,577)
  Purchases of available-for-sale investment securities                                         (395,252)    (141,658)    (383,598)
  Net increase in loans outstanding                                                              (26,278)    (151,520)     (77,906)
  Cash received (paid) for acquisition, net of cash (paid) acquired of ($7,023), $23,986, $0      21,939       (9,630)           0
  Capital expenditures                                                                            (7,377)      (8,322)      (8,831)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                                    (226,996)    (155,577)    (176,169)
----------------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand deposits, NOW accounts, and savings accounts                               25,068       39,745       25,005
  Net change in time deposits                                                                    (66,203)     (68,220)     (65,619)
  Net change in federal funds purchased                                                          (23,100)       3,300       18,800
  Net change in short-term borrowings                                                             87,328      147,356      202,976
  Change in long-term borrowings (net of payments of $177, $30,000 and $252,000)                 168,865      (30,000)     (37,000)
  Issuance of common stock                                                                         5,344        4,819        1,151
  Purchase of treasury stock                                                                     (21,709)      (8,490)           0
  Cash dividends paid                                                                            (19,543)     (15,466)     (14,228)
  Other financing activities                                                                         (96)        (145)        (113)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                 155,954       72,899      130,972
----------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                               14,422       (9,608)       6,977
Cash and cash equivalents at beginning of year                                                   103,923      113,531      106,554
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                       $ 118,345    $ 103,923    $ 113,531
==================================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                       $  59,644    $  60,062    $  79,250
  Cash paid for income taxes                                                                   $   9,422    $  13,095    $   6,429
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                                $   5,515    $   4,529    $   3,760
  Gross change in unrealized gains on available-for-sale investment securities                   ($3,103)     ($5,673)   $  47,198
  Acquisitions:
     Fair value of assets acquired, excluding acquired cash and intangibles                    $ 258,416    $ 260,902    $       0
     Fair value of liabilities assumed                                                         $ 268,611    $ 257,532    $       0
     Common stock and options issued                                                           $  54,719    $  60,368    $       0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. is a single bank holding company which wholly-owns four consolidated subsidiaries: Community Bank, N.A. (the Bank), Benefit Plans Administrative Services, Inc. (BPAS), CFSI Closeout Corp. (CFSICC), and First of Jermyn Realty Co. (FJRC). BPAS owns two subsidiaries, Benefit Plans Administrative Services LLC and Harbridge Consulting Group LLC. BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC and FJRC are inactive companies.

The Bank operates 125 customer facilities throughout 22 counties of Upstate New York and five counties of Northeastern Pennsylvania. The Bank owns the following subsidiaries: Community Investment Services, Inc. (CISI), CBNA Treasury Management Corporation (TMC), CBNA Preferred Funding Corporation (PFC), Elias Asset Management, Inc. (EAM) and First Liberty Service Corp. (FLSC). CISI provides broker-dealer and investment advisory services. TMC operates the cash management, investment, and treasury functions of the Bank. PFC primarily is an investor in residential real estate loans. EAM provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking-related services to the Pennsylvania branches of the Bank.

The Company wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note
H).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

Critical Accounting Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates include the allowance for loan losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, and the carrying value of goodwill and other intangible assets.

Risk and Uncertainties

In the normal course of its business, the Company encounters economic and regulatory risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects potential changes in the value of collateral underlying loans, the fair value of investment securities, and loans held for sale.

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

Revenue Recognition

The Company recognizes income on an accrual basis. CISI recognizes fee income when investment and insurance products are sold to customers. EAM provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed. Revenue from BPA's administration and recordkeeping services is recognized ratably over the service contract period. Revenue from consulting and actuarial services is recognized when services are rendered. All inter-company revenue and expense among related entities are eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and highly liquid investments with original maturities of less than ninety days. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment Securities

The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities has been classified as trading securities. Equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as other expense.

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

Impaired and Other Nonaccrual Loans

The Company places a loan on nonaccrual status when the loan becomes ninety days past due (or sooner, if management concludes collection is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection. A loan may be placed on nonaccrual status earlier than ninety days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income and the deferral and amortization of non-refundable loan fees and related direct costs is discontinued. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when management determines that the borrower's performance has improved and that both principal and interest are collectible. This generally requires a sustained period of timely principal and interest payments.

Commercial loans greater than $500,000 are evaluated individually for impairment in accordance with FASB No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral-dependent.

The Company's charge-off policy by loan type is as follows:

o Commercial loans are generally charged-off to the extent outstanding principal exceeds the fair value of estimated proceeds from collection efforts, including liquidation of collateral. The charge-off is recognized when the loss becomes reasonably quantifiable.

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

Allowance for Loan Losses

Management continually evaluates the credit quality of the Company's loan portfolio, and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management's best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is subjective in nature and requires significant estimates. The Company's allowance methodology consists of two broad components, general and specific loan loss allocations.

The general loan loss allocation is composed of two calculations that are computed on four main loan segments: commercial, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest three years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations). The second calculation is qualitative and takes into consideration five major factors affecting the level of loan loss risk: portfolio risk migration patterns (internal credit quality trends); the growth of the segments of the loan portfolio; economic and business environment trends in the Company's markets (includes review of bankruptcy, unemployment, population, consumer spending and regulatory trends); industry, geographical and product concentrations in the portfolio; and the perceived effectiveness of managerial resources and lending practices and policies. These two calculations are added together to determine the general loan loss allocation. The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a non-accruing status with respect to interest. Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan loss is charged to operations based on management's periodic evaluation of factors previously mentioned.

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

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other expenses on the income statement.

Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance or fair value less estimated costs of disposal. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the asset at the time of transfer. Changes in value subsequent to transfer are recorded in operating expenses on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized as an expense on the date of sale. At December 31, 2004 and 2003, other real estate, included in other assets, amounted to $1,645,000 and $1,077,000, respectively.

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

Treasury Stock

On June 9, 2003, the Company announced a twelve-month authorization to repurchase up to 1,400,000 of its outstanding shares in open market or privately negotiated transactions. As of December 31, 2004, the Company has repurchased all of the shares at an aggregate cost of $30,199,000 or $21.57 per share. The repurchases were for general corporate purposes, including those related to acquisition and stock plan activities.

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

Assets Under Management or Administration

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company. Substantially all fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in non-interest income. Assets under management or administration at December 31, 2004 and 2003 were $2,102,000,000 and $1,807,000,000, respectively.

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

                                                2004            2003             2002
----------------------------------------------------------------------------------------
Weighted-average expected life (in years)      7.33-7.43       7.55-8.76            6.74
Future dividend yield                               3.00%           3.00%           3.00%
Share price volatility                      26.88%-27.02%   25.59%-27.58%          27.82%
Weighted average risk-free interest rate      4.02%-4.45%     3.82%-4.03%     3.81%-5.16%
========================================================================================

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

(000's omitted except per share amounts)                                             2004        2003        2002
------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                            $50,196     $40,380     $38,517
Stock-based compensation expense included in net income, as reported                   228          64         216
Stock-based compensation expense determined under fair value method, net of tax       (886)       (738)       (555)
------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                          $49,538     $39,706     $38,178
==================================================================================================================

Earnings per share:
   As reported:
      Basic                                                                        $  1.68     $  1.54     $  1.48
      Diluted                                                                      $  1.64     $  1.49     $  1.46
   Pro forma:
      Basic                                                                        $  1.66     $  1.51     $  1.47
      Diluted                                                                      $  1.61     $  1.47     $  1.45

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective July 1, 2005 for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Management does not expect the impact of the adoption of this pronouncement to be materially different from the pro forma impacts disclosed under SFAS No. 123.

NOTE B: ACQUISITIONS

Dansville Branch Acquisition

On December 3, 2004, the Company completed the purchase of a branch office in Dansville, N.Y. from HSBC Bank USA, N.A with deposits of $32.6 million.

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

Grange National Banc Corp.

On November 24, 2003, the Company acquired Grange National Banc Corp. ("Grange"), a $280 million-asset bank holding company based in Tunkhannock, Pa. Grange's 12 branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The Company issued 2,294,182 shares of its common stock to certain of the former shareholders at a cost of $23.97 per share. The remaining shareholders received $21.25 in cash or approximately $20.9 million. In addition, Grange stock options representing $5.4 million of fair value were exchanged for options of the Company.

Peoples Bankcorp Inc.

On September 5, 2003, the Company acquired Peoples Bankcorp, Inc. ("Peoples"), a $29-million-asset savings and loan holding company based in Ogdensburg, New York. Peoples' single branch is being operated as a branch of the Bank's network of branches in Northern New York.

Harbridge Consulting Group

On July 31, 2003, the Company acquired PricewaterhouseCoopers' Upstate New York Global Human Resource Solutions consulting group. This practice was renamed Harbridge Consulting Group ("Harbridge") and is a leading provider of retirement and employee benefits consulting services throughout Upstate New York, and is complementary to Benefit Plans Administrative Services, LLC., the Company's defined contribution plan administration subsidiary.

Acquisition Expenses

The Company incurred certain expenses in connection with the above acquisitions. The following table shows the components of acquisition expenses that are presented in the consolidated statements of income for the years ended December 31:

(000's omitted)                                      2004        2003       2002
--------------------------------------------------------------------------------
Severance and employee benefits                     $1,044       $  0       $ 97
Legal and professional fees                            491        213        455
Data processing                                        130        191         16
Other                                                   39         94        132
--------------------------------------------------------------------------------
     Total                                          $1,704       $498       $700
================================================================================

NOTE C: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

                                                   2004                                              2003
                               ----------------------------------------------    ----------------------------------------------
                                              Gross      Gross      Estimated                   Gross      Gross      Estimated
                                Amortized  Unrealized  Unrealized     Fair        Amortized  Unrealized  Unrealized     Fair
(000's omitted)                   Cost        Gains      Losses       Value          Cost       Gains      Losses       Value
---------------------------    ----------------------------------------------    ----------------------------------------------
Held-to-Maturity Portfolio:
U.S. treasury and agency
  securities                   $  127,490    $   356     $1,940    $  125,906    $  127,635    $   235     $2,867    $  125,003
Obligations of state and
  political subdivisions            6,576        120          2         6,694         7,459        218          0         7,677
Other securities                    3,578          0          0         3,578         3,558          0          0         3,558
---------------------------    ----------------------------------------------    ----------------------------------------------
Total held-to-maturity
  portfolio                       137,644        476      1,942       136,178       138,652        453      2,867       136,238

Available-for-Sale
Portfolio:
U.S. treasury and agency
  securities                      630,058     20,917        208       650,767       456,913     22,638         97       479,454
Obligations of state and
  political subdivisions          545,698     27,899         46       573,551       443,930     26,291         11       470,210
Corporate securities               40,443      3,460          5        43,898        27,712      2,539          0        30,251
Collateralized mortgage
  obligations                      70,986      1,680        222        72,444        89,566      3,987          1        93,552
Mortgage-backed securities         50,347      2,351         34        52,664        76,628      3,668        119        80,177
---------------------------    ----------------------------------------------    ----------------------------------------------
  Sub-total                     1,337,532     56,307        515     1,393,324     1,094,749     59,123        228     1,153,644
Equity securities                  53,371          0          0        53,371        37,238          0          0        37,238
---------------------------    ----------------------------------------------    ----------------------------------------------
Total available-for-sale
  portfolio                     1,390,903    $56,307     $  515    $1,446,695     1,131,987    $59,123     $  228    $1,190,882
Net unrealized gain on
  available-for-sale
  portfolio                        55,792                                   0        58,895                                   0
---------------------------    ----------                          ----------    ----------                          ----------
     Total                     $1,584,339                          $1,582,873    $1,329,534                          $1,327,120
===========================    ==========                          ==========    ==========                          ==========

A summary of investment securities as of December 31, 2004 that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

                                           Less than 12 Months   12 Months or Longer          Total
                                          ---------------------  --------------------  --------------------
                                                       Gross                 Gross                 Gross
                                           Fair      Unrealized   Fair     Unrealized   Fair     Unrealized
(000's omitted)                            Value       Losses     Value      Losses     Value      Losses
-------------------------------------     ---------------------  --------------------  --------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities          $0         $0     $88,060    ($1,940)    88,060     (1,940)
  Obligations of state and political
    subdivisions                            1,567         (2)          0          0      1,567         (2)
-------------------------------------     ---------------------  --------------------  --------------------
     Total held-to-maturity portfolio      $1,567        ($2)    $88,060    ($1,940)   $89,627    ($1,942)
=====================================     =====================  ====================  ====================

Available-for-Sale Portfolio:
  U.S. treasury and agency securities     $22,633      ($208)         $0         $0    $22,633      ($208)
  Obligations of state and political
    subdivisions                            7,731        (46)          0          0      7,731        (46)
  Corporate securities                      1,061         (5)          0          0      1,061         (5)
  Collateralized mortgage obligations       7,915       (222)          0          0      7,915       (222)
  Mortgage-backed securities                  950        (17)      1,197        (17)     2,147        (34)
-------------------------------------     ---------------------  --------------------  --------------------
    Total available-for-sale portfolio    $40,290      ($498)     $1,197       ($17)   $41,487      ($515)
=====================================     =====================  ====================  ====================

Management does not believe any individual unrealized loss as of December 31, 2004 represents an other than temporary impairment. The unrealized losses reported for the agency and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA and FHLMC and are currently rated AAA by Moody's Investor Services and Standards & Poor. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost. The unrealized losses of $3,095,000 as of December 31, 2003 were less than 12 months old.

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Held-to-Maturity           Available-for-Sale
                                          ------------------------    ------------------------
                                           Carrying        Fair        Carrying        Fair
(000's omitted)                              Value        Value          Value        Value
--------------------------------------    ------------------------    ------------------------
Due in one year or less                   $    4,387    $    4,395    $    5,263    $    5,414
Due after one through five years               1,959         2,044        55,927        57,916
Due after five years through ten years        99,596        98,533       712,168       736,972
Due after ten years                           31,702        31,206       442,841       467,914
--------------------------------------    ------------------------    ------------------------
     Sub-total                               137,644       136,178     1,216,199     1,268,216
Collateralized mortgage obligations                0             0        70,986        72,444
Mortgage-backed securities                         0             0        50,347        52,664
--------------------------------------    ------------------------    ------------------------
     Total                                $  137,644    $  136,178    $1,337,532    $1,393,324
======================================    ========================    ========================

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)                                                           2004        2003        2002
--------------------------------------------------------------------------------------------------------
Proceeds from the sales of investment securities                        $ 51,889    $ 41,227    $ 96,294
Gross gains on sales of investment securities                                187          11       2,593
Gross losses on sales of investment securities                               115          65           0
Proceeds from the sales of mortgage-backed securities and CMO's            3,679      20,823      56,451
Proceeds from the maturities of mortgage-backed securities and CMO's      51,652     204,746     174,524
Purchases of mortgage-backed securities and CMO's                       $ 10,915    $ 27,092    $ 25,664

Investment securities with a carrying value of $699,806,000 and $563,341,000 at December 31, 2004 and 2003, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D: LOANS

Major classifications of loans at December 31 are summarized as follows:

(000's omitted)                                           2004            2003
--------------------------------------------------------------------------------
Consumer mortgage                                     $  801,412      $  739,593
Business lending                                         831,244         689,436
Consumer direct and indirect                             725,885         699,562
--------------------------------------------------------------------------------
  Gross loans                                          2,358,541       2,128,591
Unearned discount                                             48              82
--------------------------------------------------------------------------------
  Net loans                                            2,358,493       2,128,509
Allowance for loan losses                                 31,778          29,095
--------------------------------------------------------------------------------
Loans, net of allowance for loan losses               $2,326,715      $2,099,414
================================================================================

The estimated fair value of loans at December 31, 2004 and 2003 was $2.4 billion and $2.1 billion, respectively. Non-accrual loans of $11,798,000 and $11,940,000 and accruing loans ninety days past due of $1,158,000 and $1,307,000 at December 31, 2004 and 2003, respectively, are included in net loans.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

(000's omitted)                                        2004              2003
-------------------------------------------------------------------------------
Balance at beginning of year                         $ 14,838          $ 15,735
New loans                                               9,796             3,313
Payments                                               (1,481)           (4,210)
-------------------------------------------------------------------------------
Balance at end of year                               $ 23,153          $ 14,838
===============================================================================

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $107,155,000, $126,324,000, and $103,663,000 at
December 31, 2004, 2003, and 2002, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately and $813,000 and $773,000 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, mortgage servicing rights, included in other assets, amounted to $459,000 and $456,000 respectively.

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

(000's omitted)                            2004           2003           2002
-------------------------------------------------------------------------------
Balance at beginning of year             $ 29,095       $ 26,331       $ 23,901
Provision for loan losses                   8,750         11,195         12,222
Reserve on acquired loans                   2,357          1,832              0
Charge offs                               (11,780)       (13,111)       (12,015)
Recoveries                                  3,356          2,848          2,223
-------------------------------------------------------------------------------
Balance at end of year                   $ 31,778       $ 29,095       $ 26,331
===============================================================================

As of December 31, 2004 and 2003, the Company had impaired loans of $2,271,000 and $5,682,000, respectively. The specifically allocated allowance for loan loss recognized on these impaired loans was $900,000 and $1,825,000 at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003 the Company had average impaired loans of $2,399,000 and $7,100,000. There was no interest income recognized on these loans in 2004 or 2003.

NOTE E: PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)                                         2004            2003
-------------------------------------------------------------------------------
Land and land improvements                            $   9,340       $   8,616
Bank premises owned                                      57,519          53,560
Equipment and construction in progress                   46,010          42,146
-------------------------------------------------------------------------------
  Premises and equipment, gross                         112,869         104,322
Less: Accumulated depreciation                          (49,359)        (42,617)
-------------------------------------------------------------------------------
  Premises and equipment, net                         $  63,510       $  61,705
===============================================================================

NOTE F: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                               As of December 31, 2004                     As of December 31, 2003
                                        ---------------------------------------       ---------------------------------------
                                         Gross                           Net           Gross                           Net
                                        Carrying     Accumulated       Carrying       Carrying      Accumulated      Carrying
(000's omitted)                          Amount      Amortization       Amount         Amount      Amortization       Amount
---------------------------------       ---------------------------------------       ---------------------------------------
Amortizing intangible assets:
  Core deposit intangibles               $63,691       ($28,340)        $35,351        $55,455       ($21,457)        $33,998
  Other intangibles                        2,750           (764)          1,986          2,750           (233)          2,517
---------------------------------       ---------------------------------------       ---------------------------------------
     Total amortizing intangibles         66,441        (29,104)         37,337         58,205        (21,690)         36,515
Non-amortizing intangible assets:
  Goodwill                               195,163              0         195,163        159,596              0         159,596
---------------------------------       ---------------------------------------       ---------------------------------------
     Total intangible assets, net       $261,604       ($29,104)       $232,500       $217,801       ($21,690)       $196,111
=================================       =======================================       =======================================

The increases in the gross carrying amount of core deposit intangibles and goodwill relate to the 2004 acquisition of First Heritage Bank ($30,946,000 in goodwill), a branch acquisition in Dansville, NY ($4,191,000 in goodwill) and $430,000 of goodwill adjustments mainly related to adjusting certain real property from the 2003 acquisitions to fair value. No goodwill impairment adjustments were recognized in 2004 and 2003.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

                  2005                                             $ 7,243
                  2006                                               6,047
                  2007                                               5,657
                  2008                                               5,335
                  2009                                               4,836
            Thereafter                                               8,219
--------------------------------------------------------------------------
                 Total                                             $37,337
==========================================================================

NOTE G: DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)                                    2004                  2003
--------------------------------------------------------------------------------
Demand                                          $  567,106            $  498,195
Interest checking                                  313,639               294,563
Savings                                            536,460               470,166
Money market                                       321,461               288,212
Time                                             1,190,312             1,174,352
--------------------------------------------------------------------------------
  Total deposits                                $2,928,978            $2,725,488
================================================================================

The estimated fair value of deposits at December 31, 2004 and 2003 was approximately $2.7 billion and $2.5 billion, respectively.

At December 31, 2004 and 2003, time certificates of deposit in denominations of $100,000 and greater totaled $179,534,000 and $168,241,000 respectively. The approximate maturities of time deposits at December 31, 2004 are as follows:

(000's omitted)                                                         Amount
--------------------------------------------------------------------------------
2005                                                                  $  920,488
2006                                                                     132,051
2007                                                                      78,405
2008                                                                      30,727
2009                                                                      28,053
Thereafter                                                                   588
--------------------------------------------------------------------------------
  Total                                                               $1,190,312
================================================================================

NOTE H: BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)                                                     2004         2003
---------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased                                         $ 13,200     $ 36,300
  Federal Home Loan Bank advances                                  636,000      361,000
  Commercial loans sold with recourse                                   74            0
  Capital lease obligations                                              0           96
---------------------------------------------------------------------------------------
     Total short-term borrowings                                   649,274      397,396

Long-term borrowings:
  Federal Home Loan Bank advances                                  190,000      190,000
  Commercial loans sold with recourse                                  791            0
  Subordinated debt held by unconsolidated subsidiary trusts,
    net of discount of $1,463 and $1,519                            80,446       80,390
---------------------------------------------------------------------------------------
       Total long-term borrowings                                  271,237      270,390
---------------------------------------------------------------------------------------
        Total borrowings                                          $920,511     $667,786
=======================================================================================

The weighted-average interest rates on short-term borrowings for the years ended December 31, 2004 and 2003 were 1.64% and 1.26%, respectively. Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Long-term borrowings at December 31, 2004 have maturity dates as follows:

                                                                      Weighted
(000's omitted, except rate)                         Amount         Average Rate
--------------------------------------------------------------------------------
October 3, 2007                                     $    236            3.00%
January 23, 2008 (callable)                           10,000            5.44%
January 28, 2008 (callable)                            5,000            5.48%
April 14, 2010 (callable)                             25,000            6.35%
September 27, 2010 (callable)                         50,000            5.88%
October 12, 2010 (callable)                           50,000            5.84%
November 1, 2010 (callable)                           50,000            5.77%
October 30, 2012                                         258            3.00%
October 16, 2013                                         193            3.00%
November 23, 2014                                         56            2.75%
November 29, 2014                                         48            3.00%
February 3, 2027 (callable)                           30,779            9.75%
July 16, 2031 (callable)                              25,110            5.38%
July 31, 2031 (callable)                              24,557            5.12%
--------------------------------------------------------------------------------
   Total                                            $271,237            6.19%
================================================================================

The estimated fair value of long-term borrowings at December 31, 2004 and 2003 was approximately $319.0 million and $314.0 million, respectively.

In December 2003, the Company prepaid $25.0 million of Federal Home Loan Bank ("FHLB") advances with maturity dates ranging from January 30, 2008 to February 4, 2008 and a weighted-average rate of 5.31%. In December 2002, the Company prepaid $11.0 million of FHLB advances with maturity dates ranging from December 15, 2003 to December 31, 2004 and a weighted-average rate of 6.17%. As a result of these prepayments, the Company incurred penalties of $2.6 million in 2003 and $925,000 in 2002. These penalties have been reflected in the consolidated statements of income as gain (loss) on investment securities and debt extinguishments.

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

       Issuance                         Interest               Maturity           Call                           Call
         Date     Amount                  Rate                   Date           Provision                        Price
------------------------------------------------------------------------------------------------------------------------------------
I      2/3/1997   30,000   9.75%                              2/03/2027  10 year beginning 2007   104.5400% declining to par in 2017
II    7/16/2001   25,000   6 month LIBOR plus 3.75% (5.74%)   7/16/2031   5 year beginning 2006   107.6875% declining to par in 2011
III   7/31/2001   24,450   3 month LIBOR plus 3.58% (5.74%)   7/31/2031   5 year beginning 2006   107.5000% declining to par in 2011
====================================================================================================================================

In the fourth quarter 2003, as a result of applying the provisions of FIN 46, the Company de-consolidated these subsidiary trusts from its financial statements. The de-consolidation of the net assets and results of operations of the trusts had an immaterial impact on the Company's financial statements. The Company continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the preferred securities issued by the trusts. The preferred securities held by the trusts qualify as Tier I capital for the Company under Federal Reserve Board guidelines.

NOTE I: INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)                           2004            2003            2002
--------------------------------------------------------------------------------
Current:
     Federal                             $14,677         $11,534         $ 9,268
     State                                   680             341             161
Deferred:
     Federal                               1,229             758           3,764
     State                                    57             140             694
--------------------------------------------------------------------------------
Total income taxes                       $16,643         $12,773         $13,887
================================================================================

Components of the net deferred tax liability, included in other assets/liabilities, as of December 31 are as follows:

(000's omitted)                                        2004              2003
-------------------------------------------------------------------------------
Allowance for loan losses                            $ 10,644          $ 10,537
Employee and director benefits                          2,599             2,118
Other                                                   1,478             1,501
-------------------------------------------------------------------------------
  Deferred tax asset                                   14,721            14,156
-------------------------------------------------------------------------------

Investment securities                                  23,273            24,216
Intangible assets                                       8,145             4,910
Loan origination costs                                  3,998             3,324
Depreciation                                            5,264             3,526
Pension                                                   531             1,586
Mortgage servicing rights                                 177               178
-------------------------------------------------------------------------------
  Deferred tax liability                               41,388            37,740
-------------------------------------------------------------------------------
Net deferred tax liability                           ($26,667)         ($23,584)
===============================================================================

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

                                                    2004       2003       2002
------------------------------------------------------------------------------
Federal statutory income tax rate                   35.0%      35.0%      35.0%
Increase (reduction) in taxes resulting from:
     Tax-exempt interest                           (11.3%)    (11.2%)     (9.9%)
     State income taxes, net of federal benefit      0.6%       0.1%       0.6%
     Other                                           0.6%       0.1%       0.8%
------------------------------------------------------------------------------
Effective income tax rate                           24.9%      24.0%      26.5%
==============================================================================

NOTE J: LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2004, the Bank had approximately $27,758,000 in undivided profits legally available for the payments of dividends.

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

NOTE K: BENEFIT PLANS

Pension and post-retirement plans

The Company provides defined benefit pension and other post-retirement health and life insurance benefits to qualified employees and retirees. Using a measurement date of December 31, the following table shows the funded status of the Company's plans reconciled with amounts reported in the Company's consolidated statements of condition:

                                                        Pension Benefits        Post-retirement Benefits
                                                     ----------------------     ------------------------
(000's omitted)                                        2004          2003          2004          2003
------------------------------------------------     ----------------------      ----------------------
Change in benefit obligation:
  Benefit obligation at the beginning of year        $ 42,739      $ 34,864      $  5,083      $  4,159
  Service cost                                          2,557         1,831           311           275
  Interest cost                                         2,433         2,157           325           260
  Participant contributions                                 0             0           227           186
  Plan amendment/acquisition                             (881)          493            95           220
  Other loss                                                0         1,218             0             0
  Deferred actuarial loss                               2,209         3,521           902           391
  Benefits paid                                        (1,444)       (1,345)         (573)         (408)
------------------------------------------------     ----------------------      ----------------------
Benefit obligation at end of year                      47,613        42,739         6,370         5,083
------------------------------------------------     ----------------------      ----------------------

Change in plan assets:
  Fair value of plan assets at beginning of year       36,784        29,133             0             0
  Actual return of plan assets                          3,907         6,815             0             0
  Participant contributions                                 0             0           227           186
  Employer contributions                                2,500         2,181           346           222
  Benefits paid                                        (1,444)       (1,345)         (573)         (408)
------------------------------------------------     ----------------------      ----------------------
Fair value of plan assets at end of year               41,747        36,784             0             0
------------------------------------------------     ----------------------      ----------------------

Unfunded status                                        (5,866)       (5,955)       (6,370)       (5,083)
Unrecognized actuarial loss                            14,454        14,057         1,480           615
Unrecognized prior service (benefit) cost                (783)          899           331           361
Unrecognized transition liability                           0             0           328           369
------------------------------------------------     ----------------------      ----------------------
Prepaid (accrued) benefit cost                       $  7,805      $  9,001      ($ 4,231)     ($ 3,738)
================================================     ======================      ======================

In 2004, the Company amended its defined benefit pension plan to allow for a cash balance option. Participants in the plan as of December 31, 2003 were given an option to continue to have their benefits calculated under the traditional plan formula or have their benefits determined as an account balance under a cash balance formula. All new participants to the plan will automatically participate in the cash balance option. In addition, the plan was amended to provide for the payment of certain benefits formerly accrued and payable under the Deferred Compensation Plan for Certain Executive Employees.

The Company has unfunded supplemental pension plans for certain key executives. The projected benefit obligation and accrued benefit cost included in the preceding table related to these plans was $3,128,000 and $2,798,000 for 2004 and $2,606,000 and $2,245,000 for 2003, respectively. The accumulated benefit obligation for the defined benefit pension was $40,659,000 and $35,025,000 as of December 31, 2004 and 2003, respectively.

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

                                    Pension Benefits    Post-retirement Benefits
                                    ----------------    ------------------------
                                    2004        2003        2004        2003
------------------------------      ----------------    ------------------------
Discount rate                       5.60%       5.90%       5.60%       5.90%
Expected return on plan assets      8.75%       8.75%       0.00%       0.00%
Rate of compensation increase       4.00%       4.00%       0.00%       0.00%
==============================      ================    ========================

The net periodic benefit cost as of December 31 is as follows:

                                              Pension Benefits               Post-retirement Benefits
                                      -------------------------------     -----------------------------
(000's omitted)                        2004        2003        2002        2004       2003       2002
----------------------------------    -------------------------------     -----------------------------
Service cost                          $ 2,557     $ 1,831     $ 1,415     $   311    $   275    $   159
Interest cost                           2,433       2,157       1,926         325        260        241
Expected return on plan assets         (3,160)     (2,567)     (2,268)          0          0          0
Net amortization and deferral           1,066       1,142         403          37          8          0
Amortization of prior service cost        155         129         131          30         30         30
Amortization of transition (asset)
obligation                                  0          (4)        (19)         41         41         41
Other expense                               0       1,218           0           0          0          0
----------------------------------    -------------------------------     -----------------------------
Net periodic benefit cost             $ 3,051     $ 3,906     $ 1,588     $   744    $   614    $   471
==================================    ===============================     =============================

Other expense represents a $1.2 million adjustment recorded in the fourth quarter of 2003 to reflect the proper actuarial impact of indexing salary levels associated with certain benefits frozen in 1988. The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

                                   Pension Benefits    Post-retirement Benefits
                                 --------------------  ------------------------
                                 2004    2003    2002    2004    2003    2002
------------------------------   --------------------    --------------------
Discount rate                    5.90%   6.10%   6.75%   5.90%   6.10%   6.75%
Expected return on plan assets   8.75%   9.00%   9.00%   0.00%   0.00%   0.00%
Rate of compensation increase    4.00%   4.00%   4.00%   0.00%   0.00%   0.00%
==============================   ====================    ====================

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

                                               Pension           Post-retirement
(000's omitted)                               Benefits              Benefits
--------------------------------------------------------------------------------
           2005                                $ 2,866               $   289
           2006                                  2,666                   308
           2007                                  3,278                   332
           2008                                  4,607                   350
           2009                                  3,302                   383
      2010-2014                                $21,541               $ 2,577
================================================================================

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on type of assets held and current economic factors. The asset allocation for the defined benefit pension plan as of December 31, by asset category, is as follows:

                                                              2004         2003
-------------------------------------------------------------------------------
Equity securities                                               69%          70%
Debt securities                                                 19%          20%
Cash                                                            12%          10%
-------------------------------------------------------------------------------
   Total                                                       100%         100%
===============================================================================

Plan assets include $2,571,000 (6%) and $2,230,000 (6%) of Community Bank System, Inc. stock at December 31, 2004 and 2003, respectively.

The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations. At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds. The Company's perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking. Asset allocation favors equities, with a target allocation of approximately 75% equity securities, 20% fixed income securities and 5% cash. No more than 10% of the portfolio can be in stock of the Company. Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges. Prohibited transactions include purchase of securities on margin, uncovered call options, short sale transactions, and use of real estate, unlisted limited partnerships, derivative products or venture capital loans as fixed income investment vehicles.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation. Based upon current information, the Company does not expect to make contributions to the funded qualified pension plan in 2005. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

The assumed health care cost trend rate used in the post-retirement health plan at December 31,2004 was 9.0% for medical costs and 13.0% for prescription drugs. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2013, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point increase in the trend rate would increase the service and interest cost components by $35,000 and increase the benefit obligation by $264,000. A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $8,000 and decrease the benefit obligation by $141,000.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with up to 6% being eligible for matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees. The expense recognized under this plan for the years ended December 31, 2004, 2003 and 2002 was $1,583,000, $1,309,000 and $1,026,000, respectively.

Deferred Compensation Plan for Certain Executive Employees

The Company has a Deferred Compensation Plan for Certain Executive Employees in which participants may contribute up to 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan. Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2004, 2003 and 2002 was $159,000, $119,000 and $68,000,
respectively.

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation for several former directors, officers, and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2004 and 2003, the Company has recorded a liability of $5,373,000 and $3,775,000, respectively. The expense recognized under these plans for the years ended December 31, 2004, 2003, and 2002 was $1,727,000, $947,000 and $398,000,
respectively.

Deferred Compensation Plan for Directors

Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director's fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in his account. As of December 31, 2004 and 2003, there were 65,090 and 56,901 shares credited to the participants' accounts, for which a liability of $1,097,000 and $894,000 was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2004, 2003 and 2002, was $206,000, $113,000, and $106,000,
respectively.

Director Stock Balance Plan

The Company has a Stock Balance Plan for non-employee directors who have completed six months of service. The Plan is a nonqualified, noncontributory defined benefit plan. The Plan provides benefits for service prior to January 1, 1996 based on a predetermined formula and benefits for service after January 1, 1996 based on the performance of the Company's common stock. Participants become fully vested after six years of service. The directors can elect to receive offset stock options that may reduce the Company's liability under the Plan. These options vest immediately and expire one year after the date the director retires or two years in the event of death. Benefits are payable in the form of cash and/or Company stock (as elected by the director) on January 1st of the year after the director retires from the Board. As of December 31, 2004 and 2003, the accrued pension liability was $287,000 and $251,000, respectively. The expense recognized under this plan for the years ended December 31, 2004, 2003 and 2002, was $36,000, $38,000 and $69,000, respectively. The expense and related liability were calculated using a dividend rate of 3.00%, stock price appreciation of 6.00%, and a discount rate of 5.6% for 2004, 5.9% for 2003, and 6.10% for 2002.

NOTE L: STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers, and key employees. Under this program the Company authorized 4,024,000 shares of Company common stock for the grant of incentive stock options, restricted stock awards, nonqualified stock options, retroactive stock appreciation rights, and offset options to its Stock Balance Plan (see Note K). The offset options vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term. They vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period. Option activity in this plan is as follows:

                                                        Weighted
                                                         Average
                                                     Exercise Price
                                          Options       of Shares      Shares
                                        Outstanding    Outstanding   Exercisable
--------------------------------------------------------------------------------
December 31, 2001                        1,901,488      $   12.67     1,300,700
Granted                                    413,404          13.20
Exercised                                 (173,286)          8.94
Forfeited                                   (4,278)         12.62
--------------------------------------------------------------------------------
December 31, 2002                        2,137,328      $   13.07     1,411,006
--------------------------------------------------------------------------------
Granted                                    843,138          10.89
Exercised                                 (545,158)         10.99
Forfeited                                   (7,826)         14.22
--------------------------------------------------------------------------------
December 31, 2003                        2,427,482      $   12.78     1,519,893
================================================================================
Granted                                    669,139          18.37
Exercised                                 (685,143)          8.35
Forfeited                                  (10,546)         16.13
--------------------------------------------------------------------------------
December 31, 2004                        2,400,932      $   15.59     1,383,369
================================================================================

Approximately 222,000 and 390,000 options were exchanged in 2004 and 2003 in connection with the Heritage and Grange acquisitions, respectively.

At December 31, 2004 the range of exercise prices and other information relating to the Company's stock options is as follows:

                              Options Outstanding                Options Exercisable
                   ------------------------------------------  -----------------------
                                  Weighted        Weighted                   Weighted
                                   Average         Average                    Average
    Range of                      Exercise        Remaining                  Exercise
 Exercise Price      Shares        Price         Life (years)    Shares        Price
---------------    ------------------------------------------  -----------------------
$3.65 - $5.15         76,044     $    4.12           1.7          76,044     $    4.12
$5.15 - $7.72         40,716          6.77           0.8          40,716          6.77
$7.72 - $10.30        69,516          9.13           3.3          69,516          9.13
$10.30 - $12.87      520,454         12.12           5.6         374,419         12.09
$12.87 - $15.44      452,121         13.57           6.1         275,261         13.86
$15.44 - $18.02      782,979         16.32           7.2         489,283         16.71
$18.02 - $20.59       15,000         18.96           8.4           3,000         18.96
$20.59 - $23.17       19,008         22.62           9.4           4,008         22.95
$23.17 - $24.15      425,094         24.15           9.1          51,122         24.15
--------------------------------------------------------------------------------------
Total / Average    2,400,932     $   15.59           6.6       1,383,369     $   13.83
======================================================================================

Information concerning the grants of stock options and restricted stock is as follows:

                                                                     Weighted
                                                     Weighted        Average
                                         Awards       Average       Grant Date
                                        Granted    Exercise Price   Fair Value
------------------------------------------------------------------------------
2004:
  Option price = fair market value       446,860       $ 24.09       $  6.05
  Option price < fair market value       222,279       $  6.87       $ 13.28
  Restricted stock                        32,418       $ 23.76       $ 23.76
2003:
  Option price = fair market value       449,476       $ 15.78       $  4.12
  Option price < fair market value       393,662       $  5.31       $ 13.73
  Restricted stock                         8,000       $ 19.12       $ 19.12
2002:
  Option price = fair market value       373,404       $ 13.20       $  3.59
  Option price < fair market value        40,000       $ 13.18       $  4.33
==============================================================================

The Company used the Black-Scholes option-pricing model to estimate the weighted average grant date fair value. The assumptions used in the model are disclosed in Note A - Stock Based Compensation. Compensation expense related to restricted stock recognized in the income statement for the years ended December 31, 2004, 2003, and 2002 was $372,000, $105,000 and $353,000, respectively.

On February 21, 1995, the Company adopted a Stockholder Protection Rights Agreement. Under the Plan, each stockholder received one right, representing the right to purchase one share of common stock for $42.50 for each share of stock owned. All of the rights expire on February 21, 2005, but the Company may redeem the rights earlier for $.005 per right, subject to certain limitations. Rights will become exercisable if a person or group acquires 15% or more of the Company's outstanding shares. Until that time, the rights will trade with the common stock; any transfer of common stock will also constitute a transfer of the associated right. If the rights become exercisable, they will begin to trade apart from the common stock. If one of a number of "flip-in events" occurs, each right will entitle the holder to purchase common stock having a market value equivalent of two times the exercise price. In January 2005, the Board of Directors voted to permit the agreement to expire in February 2005.

NOTE M: EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

                                                                           Per
                                                                          Share
(000's omitted, except per share data)             Income      Shares    Amount
-------------------------------------------------------------------------------
Year Ended December 31, 2004
  Basic EPS                                        $50,196     29,916    $  1.68
  Stock options                                                   754
---------------------------------------------------------------------
     Diluted EPS                                   $50,196     30,670    $  1.64
=====================================================================

Year Ended December 31, 2003
  Basic EPS                                        $40,380     26,299    $  1.54
  Stock options                                                   736
---------------------------------------------------------------------
     Diluted EPS                                   $40,380     27,035    $  1.49
=====================================================================

Year Ended December 31, 2002
  Basic EPS                                        $38,517     25,946    $  1.48
  Stock options                                                   388
---------------------------------------------------------------------
     Diluted EPS                                   $38,517     26,334    $  1.46
=====================================================================

There were 424,594, 0 and 469,744 anti-dilutive stock options outstanding for the years ended December 31, 2004, 2003 and 2002, respectively.

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

(000's omitted)                                             2004          2003
--------------------------------------------------------------------------------
Commitments to extend credit                              $429,751      $315,898
Standby letters of credit                                   22,948        19,163
--------------------------------------------------------------------------------
     Total                                                $452,699      $335,061
================================================================================

The fair value of these financial instruments approximates carrying value.

The Company has unused lines of credit of $47,000,000 at December 31, 2004. The Company has unused borrowing capacity of approximately $134,492,000 through collateralized transactions with the Federal Home Loan Bank and $11,325,000 through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period of December 23, 2004 through January 5, 2005 was $58,779,000 of which $2,000,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $56,779,000 was represented by cash on hand.

NOTE O: LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $2,486,000, $1,940,000 and $1,896,000 in 2004, 2003 and 2002, respectively. The future minimum rental commitments as of December 31, 2004 for all non-cancelable operating leases are as follows:

2005                                                                     $ 2,204
2006                                                                       2,022
2007                                                                       1,788
2008                                                                       1,280
2009                                                                       1,002
Thereafter                                                                 4,374
--------------------------------------------------------------------------------
  Total                                                                  $12,670
================================================================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk weighted assets of 8%, and tier I capital to risk weighted assets and tier I capital to average assets of 4%. Management believes, as of December 31, 2004, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Company and Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and Bank must maintain minimum total core capital to risk weighted assets of 10%, tier I capital to risk weighted assets of 6% and tier I capital to average assets of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. In addition, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

                                                    2004                    2003
                                            --------------------    --------------------
(000's omitted)                              Company      Bank       Company      Bank
--------------------------------------      --------------------    --------------------
Tier 1 capital to average assets
  Amount                                    $284,928    $276,654    $249,641    $245,809
  Ratio                                         6.94%       6.74%       7.26%       7.28%
  Minimum required amount                   $164,229    $164,069    $137,607    $134,977

Tier 1 capital to risk weighted assets
  Amount                                    $284,928    $276,654    $249,641    $245,809
  Ratio                                        11.93%      11.61%      11.76%      11.63%
  Minimum required amount                   $ 95,536    $ 95,337    $ 84,916    $ 84,576

Total core capital to risk weighted assets
  Amount                                    $314,783    $306,447    $276,177    $272,339
  Ratio                                        13.18%      12.86%      13.01%      12.88%
  Minimum required amount                   $191,072    $190,675    $169,831    $169,151

NOTE Q: PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 is as follows:

(000's omitted)                                             2004          2003
--------------------------------------------------------------------------------
Assets:
  Cash                                                    $ 11,772      $ 24,429
  Investment securities                                      2,885         2,885
  Investment in and advances to subsidiaries               548,781       482,407
  Other assets                                               3,562         3,023
--------------------------------------------------------------------------------
     Total assets                                         $567,000      $512,744
================================================================================

Liabilities and shareholders' equity:
  Accrued interest and other liabilities                  $  8,926      $  7,526
  Borrowings                                                83,446       100,390
  Shareholders' equity                                     474,628       404,828
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity           $567,000      $512,744
================================================================================

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)                                           2004       2003       2002
--------------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiaries                            $41,500    $42,771    $29,587
  Interest on investments                                    179          6         10
  Other income                                                28          0          0
--------------------------------------------------------------------------------------
        Total revenues                                    41,707     42,777     29,597
--------------------------------------------------------------------------------------

Expenses:
  Interest on long term notes and debentures               6,061      5,765      6,112
  Other expenses                                              13         84          9
--------------------------------------------------------------------------------------
        Total expenses                                     6,074      5,849      6,121
--------------------------------------------------------------------------------------

Income before tax benefit and equity in undistributed
  net income of subsidiaries                              35,633     36,928     23,476
Income tax benefit                                         1,461      1,364      1,572
--------------------------------------------------------------------------------------
Income before equity in undistributed net income
  of subsidiaries                                         37,094     38,292     25,048
Equity in undistributed net income of subsidiaries        13,102      2,088     13,469
--------------------------------------------------------------------------------------
Net income                                               $50,196    $40,380    $38,517
======================================================================================

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)                                                              2004         2003         2002
-------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                               $ 50,196     $ 40,380     $ 38,517
  Adjustments to reconcile net income to net cash provided by operating activities
    Equity in undistributed net income of subsidiaries                      (13,102)      (2,088)     (13,469)
    Net change in other assets and other liabilities                          3,157        1,633         (886)
-------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                             40,251       39,925       24,162
-------------------------------------------------------------------------------------------------------------
Investing activities:
  Purchase of investment securities                                               0         (227)         (76)
  Capital contributions to subsidiaries                                           0      (33,131)        (831)
-------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                      0      (33,358)        (907)
-------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in borrowings                                                  (17,000)      20,000       (6,100)
  Issuance of common stock                                                    5,344        4,819        1,151
  Purchase of treasury stock                                                (21,709)      (8,490)           0
  Cash dividends paid                                                       (19,543)     (15,466)     (14,228)
-------------------------------------------------------------------------------------------------------------
       Net cash (used) provided by financing activities                     (52,908)         863      (19,177)
-------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                         (12,657)       7,430        4,078
Cash and cash equivalents at beginning of year                               24,429       16,999       12,921
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $ 11,772     $ 24,429     $ 16,999
=============================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                   $  5,943     $  5,841     $  6,412
Supplemental disclosures of non-cash financing activities
  Dividends declared and unpaid                                            $  5,515     $  4,529     $  3,760

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Community Bank System, Inc.

Date: March 14, 2005


/s/ Sanford A. Belden
---------------------------
Sanford A. Belden,
President, Chief Executive Officer and Director


/s/ Scott A. Kingsley
---------------------------
Scott A. Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.

We have completed an integrated audit of Community Bank System, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Syracuse, New York
March 11, 2005

                  TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2004 Results                                               4th         3rd         2nd         1st
(000's omitted, except per share data)                   Quarter     Quarter     Quarter     Quarter       Total
-----------------------------------------------------------------------------------------------------------------
Net interest income                                      $ 38,575    $ 39,057    $ 37,457    $ 35,954    $151,043
Provision for loan losses                                   2,100       2,300       2,300       2,050       8,750
-----------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      36,475      36,757      35,157      33,904     142,293
Non-interest income                                        10,832      12,164      10,919      10,530      44,445
Operating expenses                                         30,442      29,926      29,775      29,756     119,899
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                 16,865      18,995      16,301      14,678      66,839
Income taxes                                                4,199       4,761       4,160       3,523      16,643
-----------------------------------------------------------------------------------------------------------------
Net income                                               $ 12,666    $ 14,234    $ 12,141    $ 11,155    $ 50,196
=================================================================================================================

Basic earnings per share                                 $   0.41    $   0.47    $   0.41    $   0.39    $   1.68
Diluted earnings per share                               $   0.40    $   0.45    $   0.40    $   0.38    $   1.64
=================================================================================================================

2003 Results                                               4th         3rd         2nd         1st
(000's omitted, except per share data)                   Quarter     Quarter     Quarter     Quarter       Total
-----------------------------------------------------------------------------------------------------------------
Net interest income                                      $ 34,703    $ 32,539    $ 32,102    $ 32,484    $131,828
Provision for loan losses                                   3,093       2,029       2,673       3,400      11,195
-----------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      31,610      30,510      29,429      29,084     120,633
Non-interest income                                         7,698       9,779       8,947       8,807      35,231
Operating expenses                                         27,879      25,206      25,179      24,447     102,711
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                 11,429      15,083      13,197      13,444      53,153
Income taxes                                                2,759       3,354       3,165       3,495      12,773
-----------------------------------------------------------------------------------------------------------------
Net income                                               $  8,670    $ 11,729    $ 10,032    $  9,949    $ 40,380
=================================================================================================================

Basic earnings per share                                 $   0.32    $   0.45    $   0.38    $   0.38    $   1.54
Diluted earnings per share                               $   0.31    $   0.44    $   0.38    $   0.38    $   1.49
=================================================================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a - 15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Management's annual report on internal control over financial reporting is included under the heading "Report on Internal Control Over Financial Reporting" at Item 8 of this Annual Report on Form 10-K. The attestation report of the registered public accounting firm is included under the heading "Report of the Independent Registered Public Accounting Firm" at Item 8 of this Annual Report on Form 10-K.

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2004 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled "Nominees for Director and Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement. The information concerning executive officers of the Company required by this Item 10 is incorporated by reference to Item 4A of this Annual Report on Form 10-K. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the code of ethics is posted on the Company's web-site at www.communitybankna.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, the code of ethics that relates to certain elements thereof, by posting such information on its web-site referenced above. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption "Audit Committee Report" and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

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

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.    Documents Filed

      1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

            -     Consolidated Statements of Condition, December 31, 2004 and
                  2003

            - Consolidated Statements of Income, Years ended December 31, 2004, 2003, and 2002

            - Consolidated Statements of Changes in Shareholders' Equity, Years ended December 31, 2004, 2003, and 2002

            - Consolidated Statements of Comprehensive Income, Years ended December 31, 2004, 2003, and 2002

            - Consolidated Statement of Cash Flows, Years ended December 31, 2004, 2003, and 2002

            -     Notes to Consolidated Financial Statements, December 31, 2004

            -     Report of Independent Registered Public Accounting Firm

            - Quarterly selected data, Years ended December 31, 2004 and 2003 (unaudited)

      2. Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

      3. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

            2.1 Agreement and Plan of Merger, dated January 6, 2004 and amended March 11, 2004, by and among Community Bank System, Inc., Community Bank, N.A., and First Heritage Bank. Incorporated by reference to Annex A to the proxy statement/prospectus included in Registration Statement on Form S-4 filed on March 12, 2004, as amended (Registration No. 333-113581).

            2.2 Amended and Restated Agreement and Plan of Merger, dated June 7, 2003, by and between Community Bank System, Inc. and Grange National Banc Corp. Incorporated by reference to Annex A to the proxy statement/prospectus included in the Registration Statement on Form S-4 filed on August 20, 2003, as amended (Registration No. 333-107949).

            2.3 Agreement and Plan of Merger, dated May 6, 2003, by and among the Registrant, PB Acquisition Corp. and Peoples Bankcorp, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on May 8, 2003 (Registration No. 001-13695).

            2.4 Agreement and Plan of Merger, dated November 29, 2000, by and between Community Bank System, Inc. and First Liberty Bank Corp. Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on December 20, 2000 (Registration No. 001-13695).

            2.5 Agreement regarding the Agreement and Plan of Merger, dated September 26, 2000, by and between Community Bank, N.A. and The Citizens National Bank of Malone. Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

            2.6 Purchase and Assumption Agreement, dated December 6, 1994, by and between Community Bank System, Inc. and The Chase Manhattan Bank, N.A. Incorporated by reference to Exhibit No. 10.01 to the Registration Statement on Form S-2 filed on April 11, 1995 (Registration No. 033-58539).

            3.1 Certificate of Amendment of Certificate of Incorporation of Community Bank System, Inc. Incorporated by reference to Exhibit No.
            3.1 to the Quarterly Report on Form 10-Q filed on May 5, 2004 (Registration No. 001-13695).

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

            10.1 Employment Agreement, effective March 1, 2004, by and between Community Bank System, Inc. and Sanford A. Belden. Incorporated by reference to Exhibit No. 10.1 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.2 Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank N.A. and Sanford Belden. * **

            10.3 Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Sanford Belden. * **

            10.4 Employment Agreement, effective March 8, 2004, by and between Community Bank System, Inc. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.4 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.5 Supplemental Retirement Plan Agreement, effective July 1, 2003, by and between Community Bank System Inc. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695).
            **

            10.6 Employment Agreement, effective August 2, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.3 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

            10.7 Supplemental Retirement Plan Agreement, effective August 2, 2004, by and between Community Bank System Inc. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

            10.8 Agreement dated December 23, 2002, by and between Community Bank System, Inc., Community Bank N.A. and David G. Wallace. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 23, 2003 (Registration No. 001-13695). **

            10.9 Employment Agreement, effective August 1, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Brian D. Donahue. Incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

            10.10 Employment Agreement, effective March 20, 2003, by and between Community Bank System, Inc. and Michael A. Patton. Incorporated by reference to Exhibit No. 10.8 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.11 Supplemental Retirement Plan Agreement, effective February 1, 2004, by and between Community Bank System Inc. and Michael A. Patton. Incorporated by reference to Exhibit No. 10.9 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.12 Employment Agreement, effective March 20, 2003, by and between Community Bank System, Inc. and James A. Wears. Incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.13 Supplemental Retirement Plan Agreement, effective February 1, 2004, by and between Community Bank System Inc. and James A. Wears. Incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695).
            **

            10.14 Employment Agreement, effective November 21, 2003, by and between Community Bank System, Inc. and Thomas A. McCullough. Incorporated by reference to Exhibit No. 10.10 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695).
            **

            10.15 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.16 Employment Agreement, effective May 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Steven R. Tokach. Incorporated by reference to Exhibit No. 10.2 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

            10.17 Employment Agreement, effective September 1, 2002, by and between Community Bank System, Inc., Community Bank N.A. and Timothy
            J. Baker. Incorporated by reference to Exhibit No. 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

            10.18 Change of Control Agreement, effective November 30, 2001 by and between Community Bank System, Inc., Community Bank N.A. and W. Valen McDaniel. * **

            10.19 Employment Agreement, effective September 1, 2002, by and between Community Bank System, Inc., Community Bank N.A. and Joseph
            J. Lemchak. Incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

            10.20 Employment Agreement, effective October 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and J. David Clark. Incorporated by reference to Exhibit No. 10.3 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

            10.21 Employment Agreement, effective May 15, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Robert P. Matley. * **

            10.22 Change of Control Agreement, effective August 20, 2002 by and between Community Bank System, Inc., Community Bank N.A. and J. Michael Wilson. * **

            10.23 Employment Agreement, effective April 3, 2000, by and between Community Bank System, Inc. and David J. Elias. Incorporated by reference to Exhibit No. 10.12 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.24 2004 Long-Term Incentive Compensation Program. Incorporated by reference to Appendix A to the Definitive Proxy Statement on
            Schedule 14A filed on April 15, 2004 (Registration No. 001-13695).
            **

            10.25 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).**

            10.26 Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695).**

            10.27 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004. **

            21.1 Subsidiaries of Community Bank System, Inc.

                                                               Jurisdiction of
                  Name                                          Incorporation
                  ----                                         ---------------
                  Community Bank, N.A                             New York
                  Community Capital Trust I                       Delaware
                  Community Capital Trust II                      Delaware
                  Community Statutory Trust III                   Connecticut
                  Community Financial Services, Inc.              New York
                  Benefit Plans Administrative Services, Inc.     New York
                  Benefit Plans Administrative Services LLC       New York
                  Harbridge Consulting Group LLC                  New York
                  CBNA Treasury Management Corporation            New York
                  Community Investment Services, Inc.             New York
                  CBNA Preferred Funding Corp.                    Delaware
                  CFSI Close-Out Corp.                            New York
                  Elias Asset Management, Inc.                    Delaware
                  First Liberty Service Corporation               Delaware
                  First of Jermyn Realty Co.                      Delaware

            23.1 Consent of PricewaterhouseCoopers LLP. *

            31.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

            31.2 Certification of Scott A. Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

            32.1 Certification of Sanford A. Belden, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

            32.2 Certification of Scott A. Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

            *     Filed herewith

            ** Denotes management contract or compensatory plan or arrangement

B.    Reports on Form 8-K

            o Form 8-K related to quarterly earnings press release was filed on January 25, 2005.

            o Form 8-K related to quarterly earnings press release was filed on October 25, 2004.

C.    Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.


By:  /s/ Sanford A. Belden
   -----------------------
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 14, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2005.


/s/ James A. Gabriel
--------------------------
James A. Gabriel, Director and
Chairman of the Board of Directors


/s/ Scott A. Kingsley
--------------------------
Scott A. Kingsley
Treasurer and Chief Financial Officer

Directors:


/s/ Brian R. Ace
--------------------------
Brian R. Ace, Director


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


/s/ Charles E. Parente
--------------------------
Charles E. Parente, Director


/s/ David C. Patterson
--------------------------
David C. Patterson, Director


/s/ Peter A. Sabia
--------------------------
Peter A. Sabia, Director


/s/ Sally A. Steele
--------------------------
Sally A. Steele, Director

NEW YORK STOCK EXCHANGE

The undersigned Chief Executive Officer of Community Bank System, Inc. certifies to the New York Stock Exchange that, as of the date of this certification, he is unaware of any violation by Community Bank System, Inc. of the New York Stock Exchange's corporate governance listing standards in effect as of the date of this certification.

Date: March 14, 2005


/s/ Sanford A. Belden
--------------------------
Sanford A. Belden,
President, Chief Executive Officer and Director