Form 10-Q
period 2005-03-31
COMMUNITY BANK SYSTEM INC
filed 2005-05-09
CIK 723188

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005
                        Commission file number 001-13695

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

       Common Stock, $1.00 par value - 30,354,390 shares outstanding as of
                                 April 28, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

      Consolidated Statements of Condition
      March 31, 2005 and December 31, 2004 ................................    3

      Consolidated Statements of Income
      Three months ended March 31, 2005 and 2004 ..........................    4

      Consolidated Statement of Changes in Shareholders' Equity
      Three months ended March 31, 2005 ...................................    5

      Consolidated Statements of Comprehensive Income
      Three months ended March 31, 2005 and 2004 ..........................    6

      Consolidated Statements of Cash Flows
      Three months ended March 31, 2005 and 2004 ..........................    7

      Notes to the Consolidated Financial Statements
      March 31, 2005 ......................................................    8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................   13

Item 3. Quantitative and Qualitative Disclosure about Market Risk .........   25

Item 4. Controls and Procedures ...........................................   26

Part II. Other Information

Item 1. Legal Proceedings .................................................   27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......   27

Item 3. Defaults Upon Senior Securities ...................................   27

Item 4. Submission of Matters to a Vote of Securities Holders .............   27

Item 5. Other Information .................................................   27

Item 6. Exhibits and Reports on Form 8-K ..................................   27

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                    March 31,       December 31,
                                                                                      2005              2004
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          $   135,040       $   118,345

Available-for-sale investment securities                                             1,412,465         1,446,695
Held-to-maturity investment securities                                                 142,364           137,644
----------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,551,997 and $1,582,873,              1,554,829         1,584,339
    respectively)

Loans                                                                                2,334,395         2,358,493
Allowance for loan losses                                                               31,898            31,778
----------------------------------------------------------------------------------------------------------------
  Net loans                                                                          2,302,497         2,326,715

Core deposit intangibles, net                                                           33,482            35,351
Goodwill                                                                               195,168           195,163
Other intangibles, net                                                                   1,871             1,986
----------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                               230,521           232,500

Premises and equipment, net                                                             63,403            63,510
Accrued interest receivable                                                             28,534            27,947
Other assets                                                                            39,828            40,475
----------------------------------------------------------------------------------------------------------------
     Total assets                                                                  $ 4,354,652       $ 4,393,831
================================================================================================================

Liabilities:
   Non-interest bearing deposits                                                   $   577,738       $   567,106
   Interest bearing deposits                                                         2,399,215         2,361,872
----------------------------------------------------------------------------------------------------------------
      Total deposits                                                                 2,976,953         2,928,978
  Federal funds purchased                                                               12,700            13,200
  Borrowings                                                                           761,776           826,865
  Subordinated debt held by unconsolidated subsidiary trusts                            80,460            80,446
  Accrued interest and other liabilities                                                62,337            69,714
----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               3,894,226         3,919,203
----------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note H)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued
  Common stock, $1.00 par value, 50,000,000 shares authorized;
     32,222,110 and 32,041,591 shares issued in 2005 and 2004, respectively             32,222            32,042
  Additional paid-in capital                                                           192,908           190,769
  Retained earnings                                                                    256,173           248,295
  Accumulated other comprehensive income                                                21,709            34,200
  Treasury stock, at cost (1,900,000 and 1,400,000 shares, respectively)               (42,114)          (30,199)
  Employee stock plan - unearned                                                          (472)             (479)
----------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                        460,426           474,628
----------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                    $ 4,354,652       $ 4,393,831
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                   2005            2004
--------------------------------------------------------------------------    ----------------------------
Interest income:
  Interest and fees on loans                                                  $    35,502      $    32,517
  Interest and dividends on taxable investments                                    13,570           12,222
  Interest and dividends on non-taxable investments                                 6,151            5,182
--------------------------------------------------------------------------    ----------------------------
     Total interest income                                                         55,223           49,921
--------------------------------------------------------------------------    ----------------------------

Interest expense:
  Interest on deposits                                                              9,179            8,634
  Interest on short-term borrowings                                                 2,926            1,121
  Interest on subordinated debt held by unconsolidated subsidiary trusts            1,569            1,391
  Interest on long-term borrowings                                                  3,847            2,821
--------------------------------------------------------------------------    ----------------------------
     Total interest expense                                                        17,521           13,967
--------------------------------------------------------------------------    ----------------------------

Net interest income                                                                37,702           35,954
Less: provision for loan losses                                                     1,875            2,050
--------------------------------------------------------------------------    ----------------------------
Net interest income after provision for loan losses                                35,827           33,904
--------------------------------------------------------------------------    ----------------------------

Non-interest income:
  Deposit service fees                                                              6,077            5,776
  Other banking services                                                              525              658
  Trust, investment and asset management fees                                       1,837            1,789
  Benefit plan administration, consulting and actuarial fees                        2,794            2,297
  Gain on investment securities                                                     1,726               10
--------------------------------------------------------------------------    ----------------------------
Total non-interest income                                                          12,959           10,530
--------------------------------------------------------------------------    ----------------------------

Operating expenses:
  Salaries and employee benefits                                                   16,166           15,167
  Occupancy                                                                         3,032            2,630
  Equipment and furniture                                                           2,134            2,152
  Amortization of intangible assets                                                 1,984            1,639
  Legal and professional fees                                                       1,201              997
  Data processing                                                                   1,710            1,880
  Office supplies                                                                     585              521
  Acquisition expenses                                                                 41              970
  Other                                                                             4,178            3,800
--------------------------------------------------------------------------    ----------------------------
     Total operating expenses                                                      31,031           29,756
--------------------------------------------------------------------------    ----------------------------

Income before income taxes                                                         17,755           14,678
Income taxes                                                                        4,421            3,523
--------------------------------------------------------------------------    ----------------------------
Net income                                                                    $    13,334      $    11,155
==========================================================================    ============================

Basic earnings per share                                                      $      0.44      $      0.39
Diluted earnings per share                                                    $      0.43      $      0.38
Dividends declared per share                                                  $      0.18      $      0.16

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Three Months Ended March 31, 2005
(In Thousands, Except Share Data)


                                          Common Stock                               Accumulated
                                      --------------------   Additional                  Other                  Employee
                                         Shares     Amount     Paid-In    Retained  Comprehensive   Treasury   Stock Plan
                                      Outstanding   Issued     Capital    Earnings      Income        Stock    -Unearned     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004           30,641,591   $32,042    $190,769   $248,295     $ 34,200     ($30,199)     ($479)   $474,628

Net income                                                                  13,334                                           13,334

Other comprehensive loss, net of tax                                                    (12,491)                            (12,491)

Dividends declared:
  Common, $0.18 per share                                                   (5,456)                                          (5,456)

Common stock issued under
  employee stock plan, including
  tax benefits of $625                    180,519       180       2,139                                               7       2,326

Treasury stock purchased                 (500,000)                                                   (11,915)               (11,915)

------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005              30,322,110   $32,222    $192,908   $256,173     $ 21,709     ($42,114)     ($472)   $460,426
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2005                 2004
---------------------------------------------------------------------------    ----------------------------

Other comprehensive (loss) income, before tax:
   Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period                    (18,719)            19,057
     Reclassification adjustment for gains included in net income                (1,726)               (10)
---------------------------------------------------------------------------    ----------------------------
Other comprehensive (loss) income, before tax                                   (20,445)            19,047
Income tax benefit (expense) related to other comprehensive (loss) income         7,954             (7,421)
---------------------------------------------------------------------------    ----------------------------
Other comprehensive (loss) income, net of tax                                   (12,491)            11,626
Net income                                                                       13,334             11,155
---------------------------------------------------------------------------    ----------------------------
Comprehensive income                                                           $    843           $ 22,781
===========================================================================    ============================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                          Three Months Ended March 31,
                                                                                        --------------------------------
                                                                                         2005               2004
------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                            $     13,334       $     11,155
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                              2,063              1,983
     Amortization of intangible assets                                                         1,984              1,639
     Net amortization of premiums and discounts on securities and loans                          149                475
     Amortization of unearned compensation and discount on subordinated debt                      74                 57
     Provision for loan losses                                                                 1,875              2,050
     Gain on investment securities                                                            (1,726)               (10)
     (Gain) loss on loans and other assets                                                       (45)                 7
     Change in other operating assets and liabilities                                          1,312              2,827
------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                   19,020             20,183
------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                             61,230             17,091
  Proceeds from maturities of held-to-maturity investment securities                           2,013              1,205
  Proceeds from maturities of available-for-sale investment securities                        44,330             50,193
  Purchases of held-to-maturity investment securities                                         (6,770)              (417)
  Purchases of available-for-sale investment securities                                      (90,166)           (67,385)
  Net decrease in loans outstanding                                                           22,352             20,781
  Capital expenditures                                                                        (1,915)            (1,751)
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                                31,074             19,717
------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand, checking, savings and money market deposits                           38,233              5,857
  Net change in time deposits                                                                  9,742              9,588
  Net change in federal funds purchased                                                         (500)           (29,300)
  Net change in short-term borrowings                                                        (65,000)           (46,000)
  Payments on long-term borrowings                                                               (89)                 0
  Issuance of common stock                                                                     1,644              2,695
  Purchase of treasury stock                                                                 (11,915)            (2,737)
  Cash dividends paid                                                                         (5,514)            (4,529)
  Other financing activities                                                                       0                (24)
------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                                   (33,399)           (64,450)
------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                           16,695            (24,550)
  Cash and cash equivalents at beginning of year                                             118,345            103,923
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $    135,040       $     79,373
=======================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                $     17,519       $     14,402
  Cash paid for income taxes                                                            $          0       $        157
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                         $      5,457       $      4,584
  Gross change in unrealized gains on available-for-sale investment securities              ($20,445)      $     19,047

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

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

NOTE B: OTHER MATTERS

On December 15, 2004, the Board of Directors approved a twelve-month authorization to repurchase up to 500,000 of its outstanding shares in open market negotiated transactions. As of March 31, 2005, the Company has repurchased the 500,000 shares at an aggregate cost of $11.9 million and an average price per share of $23.83. On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. The repurchases will be for general corporate purposes, including those related to stock plan activities.

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

                                              2005          2004
--------------------------------------------------------------------
Weighted-average expected life               7.76              7.79
Future dividend yield                        3.00%             3.00%
Share price volatility                      26.78%     25.47%-25.59%
Weighted average risk-free interest rate     4.17%       4.02%-4.05%
====================================================================

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

                                                                Three Months Ended March 31,
                                                                ----------------------------
(000's omitted except per share amounts)                          2005                 2004
--------------------------------------------------------------------------------------------
Net income, as reported                                         $13,334              $11,155
Plus: stock-based compensation expense determined under
  intrinsic method, net of tax                                       35                   25
Less: stock-based compensation expense determined under
  fair value method, net of tax                                    (505)                (433)
--------------------------------------------------------------------------------------------
     Pro forma net income                                       $12,864              $10,747
============================================================================================

Earnings per share:
   As reported:
      Basic                                                     $  0.44              $  0.39
      Diluted                                                   $  0.43              $  0.38
   Pro forma:
      Basic                                                     $  0.42              $  0.38
      Diluted                                                   $  0.41              $  0.36

As of March 31, 2005 there were 1,792,000 stock options outstanding.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. In April 2005, the Securities and Exchange Commission approved a new rule which delays the effective date of SFAS 123R. The provisions of this statement will become effective January 1, 2006 for all equity awards granted after the effective date. Management does not expect the impact of the adoption of this pronouncement to be materially different from the pro forma impacts disclosed under SFAS No. 123.

NOTE D: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 838,424 and 431,360 anti-dilutive stock options outstanding for the three months ended March 31, 2005 and 2004, respectively. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2005 and 2004.

                                                                      Per Share
(000's omitted, except per share data)          Income       Shares     Amount
-------------------------------------------------------------------------------
Three Months Ended March 31, 2005
  Basic EPS                                    $13,334       30,580      $0.44
  Stock options                                                 612
-------------------------------------------------------------------
     Diluted EPS                               $13,334       31,192      $0.43
===================================================================

Three Months Ended March 31, 2004
  Basic EPS                                    $11,155       28,579      $0.39
  Stock options                                                 978
-------------------------------------------------------------------
     Diluted EPS                               $11,155       29,557      $0.38
===================================================================

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                             As of March 31, 2005                  As of December 31, 2004
                                    -------------------------------------   -------------------------------------
                                     Gross                          Net       Gross                         Net
                                    Carrying     Accumulated     Carrying   Carrying    Accumulated      Carrying
(000's omitted)                      Amount     Amortization      Amount     Amount     Amortization      Amount
----------------------------------  -------------------------------------   -------------------------------------
Amortizing intangible assets:
  Core deposit intangibles          $ 63,691      ($30,209)      $ 33,482   $ 63,691      ($28,340)      $ 35,351
  Other intangibles                    2,750          (879)         1,871      2,750          (764)         1,986
----------------------------------  -------------------------------------   -------------------------------------
     Total amortizing intangibles     66,441       (31,088)        35,353     66,441       (29,104)        37,337
Non-amortizing intangible assets:
  Goodwill                           195,168             0        195,168    195,163             0        195,163
----------------------------------  -------------------------------------   -------------------------------------
     Total intangible assets, net   $261,609      ($31,088)      $230,521   $261,604      ($29,104)      $232,500
==================================  =====================================   =====================================



No goodwill impairment adjustments were recognized in 2005 or 2004. The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

 (000's omitted)      Amount
----------------------------
   April-Dec 2005  $   5,259
             2006      6,047
             2007      5,657
             2008      5,335
             2009      4,836
       Thereafter      8,219
-----------------  ---------
            Total  $  35,353
=================  =========

NOTE F: MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors three business trusts, Community Capital Trust I, Community Capital Trust II, and Community Statutory Trust III, of which 100% of the common stock is owned by the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the preferred securities issued by each trust are payable semi-annually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

     Issuance                             Interest               Maturity               Call                        Call
       Date         Amount                  Rate                   Date               Provision                     Price
-----------------------------------------------------------------------------------------------------------------------------------
I     2/3/1997    $30 million                            9.75%   2/03/2027   10 year beginning 2007   104.5400% declining to par in
                                                                                                      2017
II   7/16/2001    $25 million  6 month LIBOR plus 3.75% (6.71%)  7/16/2031    5 year beginning 2006   107.6875% declining to par in
                                                                                                      2011
III  7/31/2001  $24.5 million  3 month LIBOR plus 3.58% (6.31%)  7/31/2031    5 year beginning 2006   107.5000% declining to par in
                                                                                                      2011
===================================================================================================================================


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

                                                                 Post-retirement
                                              Pension Benefits       Benefits
                                              ----------------    --------------
(000's omitted)                                2005     2004      2005     2004
-------------------------------------------------------------     --------------
Service cost                                  $ 652     $ 567     $ 110    $  87
Interest cost                                   645       630       104       71
Expected return on plan assets                 (878)     (790)        0        0
Net amortization and deferral                   305       261        19        5
Amortization of prior service cost               29        73        28       14
Amortization of transition obligation             0         0        10       10
-------------------------------------------------------------     --------------
Net periodic benefit cost                     $ 753     $ 741     $ 271    $ 187
=============================================================     ==============

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

The contract amount of commitment and contingencies are as follows:

(000's omitted)                        March 31,    December 31,
                                         2005           2004
----------------------------------------------------------------
Commitments to extend credit           $426,053         $429,751
Standby letters of credit                22,454           22,948
----------------------------------------------------------------
     Total                             $448,507         $452,699
================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company" or "CBSI") for the three months ended March 31, 2005 and 2004, although in some circumstances the fourth quarter of 2004 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 12. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term "this year" refers to results in calendar year 2005, "first quarter" refers to the quarter ended March 31, 2005, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

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

A summary of the accounting policies used by management is disclosed in Note A, "Summary of Significant Accounting Policies" on pages 43-48 of the most recent Form 10-K (fiscal year ended December 31, 2004).

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

In the first quarter of 2005 the Company generated a 19.5% increase in net income as compared to the first quarter of 2004, driven by higher earning asset levels, improved asset quality, higher non-interest income, including security gains, and lower acquisition expenses. These were partially offset by higher recurring operating expenses, a higher cost of funds, and a slightly higher effective tax rate. Diluted earnings per share for the first quarter of $0.43 were $0.05, or 13.2% above the first quarter of 2004. Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets) were $0.47 versus $0.41 for the prior year's first quarter.

Asset quality improved in the first quarter of 2005 in comparison to the same period last year, with reductions in delinquency, net charge-off and non-performing loan ratios. The Company experienced year-over-year loan growth in consumer mortgage and consumer installment lending on an organic basis, with declines in the commercial portfolio. On a geographical basis, growth in the New York markets mirrored the results for the Company, and the Pennsylvania markets reported an increase in consumer installment loans, with declines in other portfolios. Excluding acquisitions, total deposits declined slightly from March 31, 2004's level.

The Company completed two acquisitions in 2004, including: (1) First Heritage Bank, a $275 million-asset three branch commercial bank based in Wilkes-Barre, PA acquired in May, and (2) a bank branch in Dansville, NY, from HSBC Bank USA, N.A., acquired in December with deposits of $32.6 million.

Net Income and Profitability

As shown in Table 1, earnings per share for the first quarter of $0.43 were $0.05 higher than the EPS generated in the same quarter last year. Net income for the quarter was $13.3 million, up 19.5% over the equivalent period of 2004. Net interest income for first quarter 2005 of $37.7 million was up $1.7 million or 4.9% from the prior year comparable period. First quarter non-interest income of $13.0 million was up $2.4 million (23%) from first quarter 2004. Operating expenses of $31.0 million for the quarter were up $1.3 million or 4.3% from the prior year comparable period.

In addition to the earnings results presented above in accordance with generally accepted accounting principles ("GAAP"), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets. Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the first quarter of 2005 were $0.47, up 14.6% from $0.41 for the first quarter of 2004.

As reflected in Table 1, the primary reasons for improved first quarter earnings compared to the same quarter last year were higher net interest income and non-interest income and a lower loan loss provision, offset by higher operating expenses. Net interest income increased because of higher earning-asset levels derived primarily from the acquisitions of First Heritage and Dansville, growth in the investment portfolio, and organic consumer mortgage and consumer installment loan growth. The improvement in asset quality metrics and change in portfolio composition were the primary reasons for the decrease in loan loss provision, despite an increase in the overall loan portfolio. The increase in non-interest income was mostly attributable to a strong performance by the employee benefits consulting and plan administration business and additional banking fees generated by the First Heritage and Dansville branches. These performance improvements were partially offset by a growth in operating expenses resulting from the two acquisitions made in 2004, as well as higher compensation and benefit expenses.

                       Table 1: Summary Income Statements

                                                   Three Months Ended March 31,
                                                   ----------------------------
      (000's omitted, except per share data)           2005            2004
      ------------------------------------------   ----------------------------
      Net interest income                            $37,702         $35,954
      Provision for loan losses                        1,875           2,050
      Non-interest income                             12,959          10,530
      Operating expenses                              31,031          29,756
      ------------------------------------------   ----------------------------
      Income before taxes                             17,755          14,678
      Income taxes                                     4,421           3,523
      ------------------------------------------   ----------------------------
      Net income                                     $13,334         $11,155
     ===========================================   =============================

      Diluted earnings per share                     $  0.43         $  0.38
      Diluted earnings per share-cash (1)            $  0.47         $  0.41

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

As shown in Table 2, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for first quarter 2005 was $41.5 million, up $2.2 million or 5.6% from the same period last year. A $491 million increase in average earning-assets more than offset a $402 million higher interest-bearing liabilities and a 33-basis point decrease in the net interest margin. As reflected in Table 3, the volume changes mentioned above drove net interest income to rise $5.4 million, while the lower net interest margin negatively impacted net interest income by $3.2 million.

Higher first quarter loan balances were attributable to $212 million of loans acquired in the First Heritage and Dansville transactions and $17 million of organic loan growth over the past 12 months, driven principally by consumer mortgage demand. Average investments for the first quarter rose $260 million (book value basis) in comparison to same period last year, as a result of the First Heritage acquisition and certain other investment purchases. Total average deposits of $3.0 billion in the first quarter were up $220 million or 8.0% from the same quarter of 2004, driven principally by deposits added in the First Heritage and Dansville acquisitions. Borrowings were increased to fund earning asset growth over the last three quarters of 2004, resulting in first quarter average borrowings that were up $249 million over the year-earlier period.

The 4.34% net interest margin in the first quarter dropped 33 basis points in comparison to the prior year period. Excluding accretion on called securities of approximately $0.2 million in the first quarter 2005 and $0.7 million in first quarter 2004, the net interest margin of 4.32% was down 27 basis points. This decline was due to a 15-basis point decrease in the yield on earning assets, while the cost of funds increased 19 basis points, due principally to the effect of the seven rate hikes (25 basis points each) by the Federal Reserve since last June. The reduction of earning-asset yields was driven by a five basis point drop in loan yields, as originations over the majority of 2004 were at rates that reflected the record-low rates prevalent in the market, particularly in the mortgage, home equity and auto financing businesses. The investment portfolio yield decreased 33 basis points principally driven by significant declines in market interest rates from early 2001 through mid-2003. Consequently, the purchase of shorter-term securities in the relatively low-interest rate environment in the second half of 2003 and 2004 also contributed to year over year yield declines. Loan yields for the first quarter of 2005 were seven basis points higher than those for the fourth quarter of 2004, while the investment yield was 20 basis points higher than last year's fourth quarter.

The first quarter cost of funds increased versus the first quarter of the prior year due to a 44-basis point increase in the cost of borrowings, while deposit rates remained consistent. In the first quarter of 2005, short-term borrowing rates increased 145 basis points, while long-term rates decreased 126 basis points, as compared to the first quarter of 2004.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the three months ended March 31, 2005 and 2004. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.6% in 2005 and 38.7% in 2004. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans.

                    Table 2: Quarterly Average Balance Sheet

                                                                     Three Months Ended                  Three Months Ended
(000's omitted except yields and rates)                                March 31, 2005                      March 31, 2004
-------------------------------------------------------------------------------------------------  ---------------------------------

                                                                                          Avg.                                Avg.
                                                               Average                 Yield/Rate    Average              Yield/Rate
                                                               Balance      Interest      Paid       Balance    Interest     Paid
-------------------------------------------------------------------------------------------------  ---------------------------------
Interest-earning assets:
  Time deposits in other banks                               $      914      $     4      1.77%    $      803    $     1     0.50%
  Taxable investment securities (2)                             972,048       13,913      5.80%       816,700     12,594     6.20%
  Non-taxable investment securities (2)                         557,796        9,492      6.90%       452,935      8,039     7.14%
  Loans (net of unearned discount)(1)                         2,342,467       35,591      6.16%     2,111,388     32,622     6.21%
                                                             -----------------------               ---------------------
     Total interest-earning assets                            3,873,225       59,000      6.18%     3,381,826     53,256     6.33%
Non-interest earning assets                                     506,787                               459,277
                                                             ----------                            ----------
     Total assets                                            $4,380,012                            $3,841,103
                                                             ==========                            ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits       $1,182,257        1,952      0.67%    $1,054,538      1,545     0.59%
  Time deposits                                               1,199,075        7,227      2.44%     1,173,440      7,089     2.43%
  Short-term borrowings                                         436,180        2,926      2.72%       356,163      1,121     1.27%
  Long-term borrowings                                          439,244        5,416      5.00%       270,479      4,212     6.26%
                                                             -----------------------               ---------------------
     Total interest-bearing liabilities                       3,256,756       17,521      2.18%     2,854,620     13,967     1.97%
Non-interest bearing liabilities:
  Demand deposits                                               587,677                               520,858
  Other liabilities                                              64,003                                54,809
Shareholders' equity                                            471,576                               410,816
                                                             ----------                            ----------
     Total liabilities and shareholders' equity              $4,380,012                            $3,841,103
                                                             ==========                            ==========

Net interest earnings                                                        $41,479                             $39,289
                                                                             =======                             =======
Net interest spread                                                                       4.00%                              4.36%
Net interest margin on interest-earnings assets                                           4.34%                              4.67%

Fully tax-equivalent adjustment on investments and loans                     $ 3,777                             $ 3,335

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

                              Table 3: Rate/Volume

                                                               1st Quarter 2005 versus 1st Quarter 2004
                                                               Increase (Decrease) Due to Change in (1)
                                                               ----------------------------------------
                                                                                                Net
      (000's omitted)                                              Volume        Rate         Change
                                                               ----------------------------------------
      Interest earned on:
        Time deposits in other banks                              $     0      $     3       $     3
        Taxable investment securities                               2,271         (952)        1,319
        Non-taxable investment securities                           1,796         (343)        1,453
        Loans (net of unearned discount)                            3,519         (550)        2,969
      Total interest-earning assets (2)                           $ 7,532      ($1,788)      $ 5,744

      Interest paid on:
        Interest checking, savings and money market deposits      $   199      $   208       $   407
        Time deposits                                                 155          (17)          138
        Short-term borrowings                                         299        1,506         1,805
        Long-term borrowings                                        2,218       (1,014)        1,204
      Total interest-bearing liabilities (2)                      $ 2,082      $ 1,472       $ 3,554

      Net interest earnings (2)                                   $ 5,419      ($3,229)      $ 2,190

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.

Non-interest Income

The Company's sources of non-interest income are as follows: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; retirement plan administration and employee benefit, actuarial and consulting services (Benefit Plans Administrative Services, Inc. or BPAS), trust services, investment and insurance products (Community Investment Services, Inc. or CISI) and investment management (Elias Asset Management or EAM); and periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of term debt.

                          Table 4: Non-interest Income

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
      (000's omitted)                                                   2005                2004
      ----------------------------------------------------------      ----------------------------
      Deposit service charges and overdraft fees                      $ 4,894             $ 4,789
      Benefit plan administration, consulting and actuarial fees        2,794               2,297
      Trust, investment and asset management fees                       1,837               1,789
      Commissions and other                                               918                 859
      Electronic banking                                                  625                 529
      Mortgage banking                                                    165                 257
      ----------------------------------------------------------      ---------------------------
        Sub-total                                                      11,233              10,520
      Gain on investment securities                                     1,726                  10
      ----------------------------------------------------------      ---------------------------
           Total non-interest income                                  $12,959             $10,530
      ==========================================================      ===========================

      Non-interest income/operating income (FTE)                         23.8%               21.1%

As displayed in Table 4, non-interest income (excluding securities gains) was $11.2 million in the first quarter, an increase of $713,000 or 6.8% from one year earlier. Most of the increase was contributed by the $545,000 or 13.3% growth in financial services revenue to $4.6 million. General banking fees of $6.6 million in the current quarter were up $168,000 or 2.6% compared to the first quarter of 2004. Gain on the sale of investment securities increased $1.7 million, as the Company took advantage of market conditions in the quarter to sell certain securities in order to maximize their expected total return attributes and to shorten the average length of the portfolio.

A majority of the growth in banking non-interest income was derived from higher electronic banking and deposit service charges, which contributed a $201,000 year-over-year increase in the first quarter. This was due in large part to the incremental transaction volume generated from the accounts added through the First Heritage and Dansville acquisitions. These improvements were offset by a decline in mortgage banking income.

A strong performance at BPAS generated revenue growth of $516,000 (22%) achieved primarily through obtaining new client relationships and additional projects with established clients. First quarter CISI revenue was up 17% due to additional client relationships developed in the established markets as a result of a more robust marketing effort. In comparison to the comparable period in the prior year, EAM and trust services were down principally due to pricing compression brought on by highly competitive market conditions.

The ratio of non-interest income to operating income (FTE basis) was 23.8% for first quarter 2005, 2.7 percentage points higher than the same period last year. Excluding net security gains, the ratio of non-interest income to operating income (FTE basis) was 21.3% for the first quarter of 2005 as compared to 21.1% for the first quarter of 2004.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 5: Operating Expenses

                                            Three Months Ended March 31,
                                            ----------------------------
      (000's omitted)                          2005               2004
      ----------------------------------    ----------------------------
      Salaries and employee benefits         $16,166             $15,167
      Occupancy                                3,032               2,630
      Equipment and furniture                  2,134               2,152
      Legal and professional fees              1,201                 997
      Data processing                          1,710               1,880
      Amortization of intangible assets        1,984               1,639
      Office supplies                            585                 521
      Foreclosed property                        264                 231
      Acquisition expenses                        41                 970
      Other                                    3,914               3,569
      ----------------------------------    ----------------------------
        Total operating expenses             $31,031             $29,756
      ==================================     ===========================

      Operating expenses/average assets         2.82%               3.07%
      Efficiency ratio                          55.0%               54.5%

As shown in Table 5, first quarter 2005 operating expenses were $31.0 million, up $1.3 million or 4.3% from the prior year level. This increase was primarily attributable to higher personnel and occupancy costs, amortization of intangibles and business development expenses. Offsetting these increases is a $929,000 decrease in acquisition expenses. In the first quarter of 2004 expenses of $921,000 relating to an acquisition in a prior year were recorded. Recurring first quarter operating expenses (excluding acquisition expenses) were up 7.7% versus the equivalent prior year period.

The first quarter increase in recurring operating expenses was mainly attributable to the acquisitions of First Heritage and Dansville in the second and fourth quarters of 2004, respectively, which affected virtually all expense categories. The $1.0 million rise in personnel expenses in comparison to the prior year was also impacted by merit increases. In addition, professional fess and business development expenses, which are included in other expenses, have increased due to a more robust marketing strategy.

The Company's efficiency ratio (recurring operating expense excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) was 55.0% for the first quarter, 0.5 percentage points above the comparable quarter of 2004. This resulted from operating expenses (as defined above) increasing 6.8% primarily due to acquisitions and higher salary costs, while recurring operating income grew at a lesser, 5.8% pace.

Income Taxes

The first quarter effective income tax rate was 24.9%, a slight increase from the 24.0% rate used in the first quarter of 2004 principally as a result of the proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.6 billion at the end of the first quarter, a decrease of $30 million from December 31, 2004 and an increase of $207 million from the end of first quarter 2004. The book value (excluding unrealized gains) of investments was down $9 million from year-end 2004 and up $250 million versus March 31, 2004. The year-over-year growth in the book value of the investment portfolio was driven by the First Heritage acquisition and the strategic security purchases made through the second quarter of 2004 to take advantage of improved investment market conditions. During the first quarter 2005, certain securities were sold in order to take advantage of market conditions and maximize their expected total return and shorten the average life of the portfolio. The overall mix of securities within the portfolio remained relatively consistent, with a slight increase towards U.S. treasury and agency securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the portfolio at a point in time. Net unrealized gains decreased by $20 million and $43 million since December 31, 2004 and March 31, 2004, respectively. This fluctuation is indicative of the interest rate movements during the respective time periods and the changing composition of the portfolio.

                              Table 6: Investments

                                                           March 31, 2005          December 31, 2004          March 31, 2004
                                                      -----------------------   -----------------------   -----------------------
                                                       Amortized                Amortized                 Amortized
                                                       Cost/Book      Fair      Cost/Book       Fair      Cost/Book       Fair
(000's omitted)                                          Value       Value        Value        Value        Value         Value
--------------------------------------------------    -----------------------   -----------------------   -----------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                 $  127,454   $  124,544   $  127,490   $  125,906   $  127,599   $  129,361
  Obligations of state and political subdivisions          5,430        5,508        6,576        6,694        6,671        6,889
  Other securities                                         9,480        9,480        3,578        3,578        3,557        3,557
--------------------------------------------------    -----------------------   -----------------------   -----------------------
     Total held-to-maturity portfolio                    142,364      139,532      137,644      136,178      137,827      139,807
--------------------------------------------------    -----------------------   -----------------------   -----------------------

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                    587,299      596,442      630,058      650,767      443,087      473,126
  Obligations of state and political subdivisions        563,994      585,094      545,698      573,551      480,762      518,142
  Corporate securities                                    40,375       43,236       40,443       43,898       23,783       26,815
  Collateralized mortgage obligations                     87,574       88,349       70,986       72,444       82,867       86,547
  Mortgage-backed securities                              47,327       48,795       50,347       52,664       66,518       70,328
--------------------------------------------------    -----------------------   -----------------------   -----------------------
    Sub-total                                          1,326,569    1,361,916    1,337,532    1,393,324    1,097,017    1,174,958
  Equity securities                                       50,549       50,549       53,371       53,371       34,805       34,805
--------------------------------------------------    -----------------------   -----------------------   -----------------------
    Total available-for-sale portfolio                 1,377,118    1,412,465    1,390,903    1,446,695    1,131,822    1,209,763
Net unrealized gain on available-for-sale portfolio       35,347            0       55,792            0       77,941            0
--------------------------------------------------    -----------------------   -----------------------   -----------------------
     Total                                            $1,554,829   $1,551,997   $1,584,339   $1,582,873   $1,347,590   $1,349,570
==================================================    =======================   =======================   =======================

Loans

As shown in Table 7, loans ended the first quarter at $2.3 billion, down $24 million (-1.0%) for the quarter and up $229 million (10.9%) versus one year earlier. Consistent with prior years, the Company experienced softness within our lending portfolio in the first quarter, due principally to seasonal (weather-related) trends and demands. The decline in loan balances in the first quarter 2005 was centered in the business and consumer installment lending categories. The acquisitions of First Heritage and Dansville in the second and fourth quarters of 2004 added approximately $212 million in loans. Excluding the impact of acquisitions, loans grew $16.8 million or 0.8% in the last 12 months primarily as a result of demand in the consumer mortgage segment, which produced a $38 million or 5.1% increase over the year-earlier period. The balance of the change reflects an increase in consumer installment loans of $6.3 million (+0.9%), and reductions in business loans of $27 million (-4.0%). The organic increase over the past four quarters in total loans outstanding was attributable to the New York markets.

                                 Table 7: Loans

(000's omitted)                        March 31, 2005   December 31, 2004    March 31, 2004
------------------------------------------------------  -----------------  ----------------
Consumer mortgage                    $  801,923    34%  $  801,412   34%   $  743,699   35%
Business lending                        816,616    35%     831,244   35%      673,812   32%
Consumer installment                    715,856    31%     725,837   31%      687,904   33%
------------------------------------------------------  -----------------  ----------------
  Total loans                        $2,334,395   100%  $2,358,493  100%   $2,105,415  100%
======================================================  =================  ================

Total consumer mortgages increased $58 million year-over year and $511,000 during the first quarter. Excluding the impact of acquisitions, consumer mortgages were up $38 million (5.1%) over the last 12 months, as record levels of refinancing activity was driven by mortgage rates that were at 40-year lows. Consumer mortgages growth slowed in the first quarter of 2005 as the pace of refinancings slowed after an extended period of elevated demand in the low-rate environment. The growth for both the 12 and three-month time frames were derived from activity in the New York markets.

Business loans rose $143 million over the latest 12 months and declined $14.6 million during the quarter. Excluding acquisitions, business loans fell $27 million or 4.0% since March 31, 2004. The decline in business loans was impacted by seasonal factors and challenging economic conditions in our primary markets as well as the payoff of an $8 million relationship in Pennsylvania during the first quarter of 2005.

Consumer installment loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships as well as branch originated home equity and installment loans, rose $28.0 million (4.1%) on a year-over-year basis and decreased $10.0 million (1.4%) in the last three months. Excluding acquisitions, consumer installment loans increased $6.3 million (0.9%) since March 31, 2004. Historically low interest rates, aggressive dealer and manufacturer incentives on new vehicles, and very competitive pricing on used vehicles have helped drive strong growth in auto, boat and recreational vehicle sales over the last two years. Consumer installment loans increased in both the New York and Pennsylvania markets during the 12 month time frame and decreased in both markets during the first quarter of 2005.

Asset Quality

Table 8 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending March 31, 2005 and 2004 and December 31, 2004.

                         Table 8: Non-performing Assets

                                                                   March 31,     December 31,      March 31,
(000's omitted, except for ratios)                                    2005            2004           2004
-------------------------------------------------------------      ---------     ------------      ---------
Non-accrual loans                                                  $  13,433       $  11,798       $  12,499
Accruing loans 90+ days delinquent                                     1,255           1,158           1,462
Restructured loans                                                         0               0              27
-------------------------------------------------------------      ---------     ------------      ---------
     Total non-performing loans                                       14,688          12,956          13,988
Other real estate                                                      1,444           1,645           1,014
-------------------------------------------------------------      ---------     ------------      ---------
     Total non-performing assets                                   $  16,132       $  14,601       $  15,002
=============================================================      =========     ===========       =========

Allowance for loan losses to total loans                                1.37%           1.35%           1.37%
Allowance for loan losses to non-performing loans                        217%            245%            206%
Non-performing loans to total loans                                     0.63%           0.55%           0.66%
Non-performing assets to total loans and other real estate              0.69%           0.62%           0.71%
Delinquent loans (30 days old to non-accruing) to total loans           1.35%           1.45%           1.65%
Net charge-offs to average loans outstanding (quarterly)                0.30%           0.49%           0.44%
Loan loss provision to net charge-offs (quarterly)                       107%             72%             88%

As displayed in Table 8, non-performing assets at March 31, 2005 were $16.1 million, an increase of $1.5 million versus year-end 2004 and $1.1 million above the level at March 31, 2004. Most of the increase over the latest three months was due to three commercial loans moving to non-accrual-status. Total non-performing assets increased $1.1 million or 7.5% from one-year ago well below the 10.9% increase in the loan portfolio over the same period. Consequently, non-performing assets as a percentage of total loans plus other real estate declined 2 basis points versus March 31, 2004, reflecting stable asset quality results.

Non-performing loans were 0.63% of total loans outstanding at the end of the first quarter versus the 0.55% reported at year-end 2004 and below the 0.66% at March 31, 2004. The change in the ratio in comparison to December 31, 2004 was mostly attributable to the commercial loans previously mentioned. The allowance for loan losses to non-performing loans ratio, a general measure of coverage adequacy, was 217% at the end of the first quarter. This was below the Company's coverage ratio of 245% at year-end 2004, but higher than the ratio of 206% at March 31, 2004 and the average coverage of 208% for the previous eight quarters.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.35% at the end of the first quarter, a 10 basis-point decrease from year-end 2004 and 30 basis points below the 1.65% delinquency ratio at March 31, 2004. Real estate and installment loan delinquency ratios at the end of the first quarter improved in comparison to both of the earlier periods. Commercial loan delinquency ratios improved from the first quarter of 2004, but declined from the fourth quarter of 2004. The current delinquency level was 29 basis points below the Company's average of 1.64% over the previous eight quarters.

                   Table 9: Allowance for Loan Losses Activity

                                                            Three Months Ended March 31,
                                                            ----------------------------
      (000's omitted)                                         2005                 2004
      ----------------------------------------------------------------------------------
      Allowance for loan losses at beginning of period      $31,778              $29,095
      Charge-offs:
        Business lending                                        707                1,119
        Consumer mortgage                                        23                   96
        Consumer installment                                  1,715                1,809
      ----------------------------------------------------------------------------------
           Total charge-offs                                  2,445                3,024
      Recoveries:
        Business lending                                         41                  142
        Consumer mortgage                                         7                   12
        Consumer installment                                    642                  546
      ----------------------------------------------------------------------------------
           Total recoveries                                     690                  700
      ----------------------------------------------------------------------------------
      Net charge-offs                                         1,755                2,324
      Provision for loan losses                               1,875                2,050
      ----------------------------------------------------------------------------------
      Allowance for loan losses at end of period            $31,898              $28,821
      ==================================================================================

      Net charge-offs to average loans outstanding:
        Business lending                                       0.33%                0.58%
        Consumer mortgage                                      0.01%                0.05%
        Consumer installment                                   0.61%                0.73%
        Total loans                                            0.30%                0.44%

As displayed in Table 9, net charge-offs during the first quarter were $1.8 million, $569,000 less than the equivalent 2004 period, as all loan classifications, business, consumer mortgage and consumer installment experienced declines. This decrease occurred despite a $231 million increase in average loan balances, and resulted in a 14 basis point drop in the net charge-off ratio (net charge-offs as a percentage of average loans outstanding) to 0.30%. This improvement was primarily reflective of the effectiveness of credit risk management resources and strengthening economic conditions.

The business lending net charge-off ratio declined 25 basis points to 0.33%, the consumer mortgage net charge-off ratio improved by four basis points to 0.01% and the consumer installment net charge-off ratio decreased 12 basis points versus the equivalent prior year period.

A required loan loss allowance of $31.9 million was determined as of March 31, 2005, necessitating a $1.9 million loan loss provision for the quarter compared to $2.1 million one year earlier. The first quarter 2005 loan loss provision was $0.1 million higher than net charge-offs mainly due to the downgrade of risk ratings on certain business loans and a slight increase in the historical loss factors for consumer direct and consumer mortgage loans. The allowance for loan losses rose $3.1 million or 10.7% over the last 12 months, versus a 10.9% increase in loans outstanding. Consequently, the ratio of allowance for loan loss to loans outstanding remained consistent at 1.37%.

Deposits

As shown in Table 10, average deposits of $3.0 billion in the first quarter were up 1.0% compared to fourth quarter 2004 and increased 8.0% versus the same quarter of last year. Deposits totaling $245 million were added as a result of the acquisitions of First Heritage and Dansville in May and December 2004, respectively.

In 2004, the deposit mix shifted towards demand deposits and more liquid interest-bearing deposits (interest checking and savings accounts). This shift in deposit mix may have reflected customers' rising rate expectations and consequently their unwillingness to be locked into rates and products for extended periods of time. Increased yields on money market accounts in the first quarter from 0.78% to 1.09% resulted in the average balances for money market accounts increasing from 10.6% of the total deposits to 11.4% of total deposits. The reduced opportunity cost of holding money in non-interest and low-interest bearing accounts contributed to the average balances for demand deposit, interest checking and savings accounts increasing to 49% of total deposits at December 31, 2004 and decreasing to 48% in first quarter 2005 versus 47% in first quarter 2004. This shift in mix drove up the cost of deposits by 7 basis points in the first quarter of 2005, equivalent to the cost of deposits in the first quarter of 2004.

Excluding the impact of acquisitions, average IPC (individuals and businesses) deposits have decreased $17.5 million or 0.6% since December 31, 2004 and $33.9 million or 1.3% over the latest 12 months, mostly reflecting the competitive conditions in our primary markets and the relative attractiveness of alternative funding sources. Average public funds, excluding acquisitions, have increased $23.8 million or 13.3% and $9.4 million or 4.9% over the same periods. A decrease in IPC deposits and an inflow of public funds deposits in the first quarter is a common seasonal fluctuation in our markets as payment of local property taxes shifts funds from one category to the other.

                           Table 10: Average Deposits

                                     March 31,      December 31,     March 31,
      (000's omitted)                   2005            2004            2004
      ---------------------------    ----------     -----------      ----------
      Demand deposits                $  587,677      $  584,223      $  520,858
      Interest checking deposits        310,546         309,817         287,295
      Savings deposits                  532,806         542,954         471,249
      Money market deposits             338,905         312,317         295,994
      Time deposits                   1,199,075       1,189,729       1,173,440
      ---------------------------    ----------     -----------      ----------
        Total deposits               $2,969,009      $2,939,040      $2,748,836
      ===========================    ==========     ===========      ==========

      IPC deposits                   $2,764,691      $2,759,633      $2,557,112
      Public funds deposits             204,318         179,407         191,724
      ---------------------------    ----------     -----------      ----------
        Total deposits               $2,969,009      $2,939,040      $2,748,836
      ===========================    ==========     ===========      ==========

Borrowings

At the end of the first quarter, borrowings of $855 million were down $66 million from December 31, 2004 and were up $262 million from the first quarter 2004 level. The decline over the last three months was dictated by the sale of certain investments, a drop in outstanding loan balances and an increase in deposits. The funding needed for consumer mortgage and indirect loan growth and investment purchases drove the year-over-year increase in borrowings. Borrowings decreased in the first quarter and have increased since the first quarter of 2004. Long-term borrowings are essentially flat over both periods. A higher proportion of short-term borrowings have been utilized in recent periods in order to take advantage of an unusually steep yield curve and help reduce the Company's risk with regard to falling interest rates in certain timeframes.

Shareholders' Equity

On April 20, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1,500,000 of its shares, or approximately 5%, of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions over the course of the subsequent 20 months. All reacquired shares will become treasury shares and will be used for general corporate purposes.

Total shareholders' equity equaled $460 million at the end of the first quarter, a decrease of $14.2 million from the balance at December 31, 2004. This decrease consisted of net income of $13.3 million, $2.3 million from shares issued under the employee stock plan, offset by a change in the after-tax market value adjustment of $12.5 million, dividends declared of $5.5 million and treasury stock purchases of $11.9 million. Over the past 12 months total shareholders' equity increased by $37 million, as net income, and a significant increase in paid-in capital from shares issued in the First Heritage acquisition and the employee stock plan more than offset dividends declared, treasury stock purchases, and a lower market value adjustment.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 6.83% at the end of the first quarter, down eleven basis points from year-end 2004 and 36 basis points lower than its level one year ago. These declines were primarily caused by the treasury share purchases made over the last 12 months. The tangible equity-to-assets ratio of 5.57% declined 25 basis points in the quarter and 72 basis points versus March 31, 2004. A lower market value adjustment (unrealized gains in the investment portfolio) was the primary driver of the additional decrease in this ratio. The changes in the market value adjustment did not have the equivalent impact on the Tier I leverage ratio because that component of equity is excluded from this ratio.

The dividend payout ratio (dividends declared divided by net income) for first quarter 2005 was 40.9%, down 2.6 percentage points from the fourth quarter of 2004 and 0.2 percentage points lower than one year ago. The ratio decreased from first quarter 2004 because dividends declared increased 19.2%, a lower percentage increase than the 19.5% growth in net income. The expansion of dividends declared was caused by shares outstanding increasing 6.2% and dividends per share being raised 12.5% in August 2004, from $0.16 to $0.18. The decline in the payout ratio in comparison to the linked quarter was due to a reduced level of dividends declared in the fourth quarter 2004, caused by 1% decrease in the shares outstanding, while net income for the quarter increased 5.3%.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Bank's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of March 31, 2005, this ratio for the 30 and 90-day time period was 15.8% and 17.9%, respectively, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's one-year net interest income sensitivity based on:

o     Asset and liability levels using March 31, 2005 as a starting point.

o There are assumed to be conservative levels of balance sheet growth--low to mid single digit growth in loans and deposits, while using the cashflows from investment contractual maturities and prepayments to repay short-term capital market borrowings.

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

                      Net Interest Income Sensitivity Model

                                             Calculated annualized
                                             increase (decrease) in
                   Change in interest        projected net interest
                           rates            income at March 31, 2005
                   -------------------------------------------------
                   + 200 basis points              (2.4%)
                   - 100 basis points               0.2%

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive and the Chief Financial Officer, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. On December 15, 2004, the Board of Directors approved a twelve-month authorization to repurchase up to 500,000 of its outstanding shares in open market transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases under the December authorization during the first quarter 2005.

                                                  Total Number  Number of Shares
                    Number of      Average Price    of Shares   Remaining to be
                Shares Purchased     Per share      Purchased      Purchased
--------------------------------------------------------------------------------
January 2005                0         $ 0.00              0           500,000
February 2005         500,000          23.83        500,000                 0
March 2005                  0           0.00              0                 0
--------------------------------------------------------------------------------
  Total               500,000         $23.83        500,000                 0
================================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of the shareholders during the quarter ending March 31, 2005.

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

32.2 Certification of Scott A. Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

o Form 8-K related to quarterly earnings press release was filed on April 21, 2005.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: May 6, 2005                         /s/ Sanford A. Belden
                                          --------------------------------------
                                          Sanford A. Belden, President, Chief
                                          Executive Officer and Director


Date: May 6, 2005                         /s/ Scott A. Kingsley
                                          --------------------------------------
                                          Scott A. Kingsley, Treasurer and Chief
                                          Financial Officer