Form 10-K/A
period 2004-12-31
COMMUNITY BANK SYSTEM INC
filed 2005-05-13
CIK 723188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A (Amendment #1)

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

                    Exhibit Index is located on page 35 of 38

EXPLANATORY NOTE:

This Amendment No. 1 to the Annual Report on Form 10-K of Community Bank System, Inc. for the year ended December 31, 2004 (the "Original Form 10-K"), is being filed for the sole purpose of amending the date of the Management's Report on Internal Control Over Financial Reporting from March 14, 2005 to March 11, 2005.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the complete text of Item 8 (Financial Statements and Supplementary Data) of the Original Form 10-K, which Item contained the Management's Report on Internal Control Over Financial Reporting, has been restated in its entirety in this Amendment No. 1. Under Rule 12b-15, Community Bank System, Inc. must also file updated certifications pursuant to Rule 13a-15(e)/15d-15(e) under the Exchange Act and 18 U.S.C. Section 1350 in connection with this Amendment No. 1. The inclusion of these certifications and the updated consent of PricewaterhouseCoopers LLP as exhibits to this Amendment No. 1 also required the restatement of Item 15 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) of the Original Form 10-K.

The remainder of the Original Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Form 10-K and reflects only the changes discussed above. No other information included in the Original Form 10-K has been modified or updated in any way.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent auditor's reports of Community Bank System, Inc. are contained in this item.

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

o    Consolidated Statements of Cash Flows,
     Years ended December 31, 2004, 2003, and 2002

o    Notes to Consolidated Financial Statements,
     December 31, 2004

o    Management's Report on Internal Control over Financial Reporting

o    Report of Independent Registered Public Accounting Firm

o    Quarterly Selected Data (Unaudited) for 2004 and 2003

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

                                                                                        December 31,    December 31,
                                                                                            2004            2003
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                     $118,345        $103,923

Available-for-sale investment securities                                                   1,446,695       1,190,882
Held-to-maturity investment securities                                                       137,644         138,652
--------------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,582,873 and $1,327,120, respectively)      1,584,339       1,329,534

Loans                                                                                      2,358,493       2,128,509
Allowance for loan losses                                                                     31,778          29,095
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                                                2,326,715       2,099,414

Core deposit intangibles, net                                                                 35,351          33,998
Goodwill                                                                                     195,163         159,596
Other intangibles, net                                                                         1,986           2,517
--------------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                                     232,500         196,111

Premises and equipment, net                                                                   63,510          61,705
Accrued interest receivable                                                                   27,947          25,851
Other assets                                                                                  40,475          38,859
--------------------------------------------------------------------------------------------------------------------
     Total assets                                                                         $4,393,831      $3,855,397
====================================================================================================================

Liabilities:
   Non-interest bearing deposits                                                            $567,106        $498,195
   Interest bearing deposits                                                               2,361,872       2,227,293
--------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                       2,928,978       2,725,488
  Federal funds purchased                                                                     13,200          36,300
  Borrowings                                                                                 826,865         551,096
  Subordinated debt held by unconsolidated subsidiary trusts                                  80,446          80,390
  Accrued interest and other liabilities                                                      69,714          57,295
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     3,919,203       3,450,569
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (See Note N)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued
  Common stock, $1.00 par value, 50,000,000 shares authorized;
     32,041,591 and 28,746,612 shares issued in 2004 and 2003, respectively                   32,042          28,747
  Additional paid-in capital                                                                 190,769         130,066
  Retained earnings                                                                          248,295         218,628
  Accumulated other comprehensive income                                                      34,200          35,958
  Treasury stock, at cost (1,400,000 and 416,300 shares, respectively)                       (30,199)         (8,490)
  Employee stock plan - unearned                                                                (479)            (81)
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                              474,628         404,828
--------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                           $4,393,831      $3,855,397
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

                                                                                 Years Ended December 31,
                                                                            ---------------------------------
                                                                              2004        2003         2002
-------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                $137,077    $125,256     $130,860
  Interest and dividends on taxable investments                               52,744      47,047       57,133
  Interest and dividends on non-taxable investments                           22,974      18,826       17,100
-------------------------------------------------------------------------------------------------------------
     Total interest income                                                   212,795     191,129      205,093
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                        34,587      38,288       53,878
  Interest on short-term borrowings                                            7,242       2,685        2,586
  Interest on subordinated debt held by unconsolidated subsidiary trusts       5,750       5,632        5,985
  Interest on long-term borrowings                                            14,173      12,696       14,794
-------------------------------------------------------------------------------------------------------------
     Total interest expense                                                   61,752      59,301       77,243
-------------------------------------------------------------------------------------------------------------

Net interest income                                                          151,043     131,828      127,850
Less:  provision for loan losses                                               8,750      11,195       12,222
-------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          142,293     120,633      115,628
-------------------------------------------------------------------------------------------------------------

Non-interest income:
  Deposit service fees                                                        25,201      23,121       16,480
  Other banking services                                                       2,431       1,906        2,061
  Trust, investment and asset management fees                                  7,443       6,682        8,003
  Benefit plan administration, consulting and actuarial fees                   9,298       6,220        3,845
  Gain (loss) on investment securities & debt extinguishments                     72      (2,698)       1,673
-------------------------------------------------------------------------------------------------------------
Total non-interest income                                                     44,445      35,231       32,062
-------------------------------------------------------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                              61,146      53,164       47,864
  Occupancy                                                                   10,177       9,297        8,154
  Equipment and furniture                                                      8,636       7,828        7,538
  Amortization of intangible assets                                            7,414       5,093        5,953
  Legal and professional fees                                                  4,578       3,183        3,272
  Data processing                                                              7,737       6,800        6,574
  Office supplies                                                              2,232       1,996        2,321
  Acquisition expenses                                                         1,704         498          700
  Other                                                                       16,275      14,852       12,910
-------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                119,899     102,711       95,286
-------------------------------------------------------------------------------------------------------------

Income before income taxes                                                    66,839      53,153       52,404
Income taxes                                                                  16,643      12,773       13,887
-------------------------------------------------------------------------------------------------------------
Net income                                                                   $50,196     $40,380      $38,517
=============================================================================================================

Basic earnings per share                                                       $1.68       $1.54        $1.48
Diluted earnings per share                                                     $1.64       $1.49        $1.46
Dividends declared per share                                                   $0.68       $0.61        $0.56

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2002, 2003 and 2004
(In Thousands, Except Share Data)

                                           Common Stock                              Accumulated
                                      ---------------------   Additional                Other                  Employee
                                        Shares       Amount    Paid-In    Retained  Comprehensive  Treasury   Stock Plan
                                      Outstanding    Issued    Capital    Earnings     Income       Stock     -Unearned      Total
                                      ---------------------------------------------------------------------------------------------
Balance at December 31,
  2001, as previously reported        12,902,812    $12,903    $77,710    $170,472      $7,281          $0       ($386)    $267,980
Two-for-one stock split               12,902,812     12,904    (12,904)                                                           0
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2001, as restated                   25,805,624     25,807     64,806     170,472       7,281           0        (386)     267,980
Net income                                                                  38,517                                           38,517
Other comprehensive income,
  net of tax                                                                            31,270                               31,270
Dividends declared:
  Common, $0.56 per share                                                  (14,506)                                         (14,506)
Common stock issued under
  employee stock plan,
  including tax benefits of $219         151,484        151      1,273                                             353        1,777
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002          25,957,108    $25,958    $66,079    $194,483     $38,551          $0        ($33)    $325,038
Net income                                                                  40,380                                           40,380
Other comprehensive loss, net
  of tax                                                                                (2,593)                              (2,593)
Dividends declared:
  Common, $0.61 per share                                                  (16,235)                                         (16,235)
Common stock issued under
  employee stock plan,
  including tax benefits of $1,410       495,322        495      5,913                                             (48)       6,360
Stock issued for acquisition           2,294,182      2,294     58,074                                                       60,368
Treasury stock purchased                (416,300)                                                   (8,490)                  (8,490)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003          28,330,312    $28,747   $130,066    $218,628     $35,958     ($8,490)       ($81)    $404,828
Net income                                                                  50,196                                           50,196
Other comprehensive loss, net of
  tax                                                                                   (1,758)                              (1,758)
Dividends declared:
  Common, $0.68 per share                                                  (20,529)                                         (20,529)
Common stock issued under
  employee stock plan,
  including tax benefits of $3,165       702,766        703      8,576                                            (398)       8,881
Stock and options issued for
  acquisition                          2,592,213      2,592     52,127                                                       54,719
Treasury stock purchased                (983,700)                                                  (21,709)                 (21,709)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004          30,641,591    $32,042   $190,769    $248,295     $34,200    ($30,199)      ($479)    $474,628
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

                                                                                  Years Ended December 31,
                                                                              -------------------------------
                                                                                2004        2003        2002
-------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax:
  Change in minimum pension liability adjustment                                   $0         $92      $4,919
  Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period                   (3,031)     (5,727)     49,796
     Reclassification adjustment for (gains) losses included in net income        (72)         54      (2,598)
-------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax                                  (3,103)     (5,581)     52,117
Income tax benefit (expense) related to other comprehensive (loss) income       1,345       2,988     (20,847)
-------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                                  (1,758)     (2,593)     31,270
Net income                                                                     50,196      40,380      38,517
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                                          $48,438     $37,787     $69,787
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, except Share Data)

                                                                                                     Years Ended December 31,
                                                                                                ----------------------------------
                                                                                                  2004         2003         2002
----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                                     $50,196      $40,380      $38,517
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                                  8,025        7,139        6,596
     Amortization of intangible assets                                                             7,414        5,093        5,953
     Net amortization of premiums and discounts on securities and loans                            1,392        2,303        3,256
     Amortization of unearned compensation and discount on subordinated debt                         439          172          443
     Provision for loan losses                                                                     8,750       11,195       12,222
     Provision for deferred taxes                                                                  1,286          898        4,458
     (Gain) loss on investment securities and debt extinguishments                                   (72)       2,698       (1,673)
     Loss (gain) on loans and other assets                                                           211          350          (28)
     Proceeds from the sale of loans held for sale                                                     0       67,482        9,103
     Origination of loans held for sale                                                                0      (61,036)     (14,858)
     Change in other operating assets and liabilities                                              7,823       (3,604)     (11,815)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                  85,464       73,070       52,174
----------------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                                 51,889       41,227       96,294
  Proceeds from maturities of held-to-maturity investment securities                               4,852        5,229        4,521
  Proceeds from maturities of available-for-sale investment securities                           127,222      242,614      197,928
  Purchases of held-to-maturity investment securities                                             (3,991)    (133,517)      (4,577)
  Purchases of available-for-sale investment securities                                         (395,252)    (141,658)    (383,598)
  Net increase in loans outstanding                                                              (26,278)    (151,520)     (77,906)
  Cash received (paid) for acquisition, net of cash (paid) acquired of ($7,023), $23,986, $0      21,939       (9,630)           0
  Capital expenditures                                                                            (7,377)      (8,322)      (8,831)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                                    (226,996)    (155,577)    (176,169)
----------------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand deposits, NOW accounts, and savings accounts                               25,068       39,745       25,005
  Net change in time deposits                                                                    (66,203)     (68,220)     (65,619)
  Net change in federal funds purchased                                                          (23,100)       3,300       18,800
  Net change in short-term borrowings                                                             87,328      147,356      202,976
  Change in long-term borrowings (net of payments of $177, $30,000 and $252,000)                 168,865      (30,000)     (37,000)
  Issuance of common stock                                                                         5,344        4,819        1,151
  Purchase of treasury stock                                                                     (21,709)      (8,490)           0
  Cash dividends paid                                                                            (19,543)     (15,466)     (14,228)
  Other financing activities                                                                         (96)        (145)        (113)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                 155,954       72,899      130,972
----------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                               14,422       (9,608)       6,977
Cash and cash equivalents at beginning of year                                                   103,923      113,531      106,554
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                        $118,345     $103,923     $113,531
==================================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                         $59,644      $60,062      $79,250
  Cash paid for income taxes                                                                      $9,422      $13,095       $6,429
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                                   $5,515       $4,529       $3,760
  Gross change in unrealized gains on available-for-sale investment securities                   ($3,103)     ($5,673)     $47,198
  Acquisitions:
     Fair value of assets acquired, excluding acquired cash and intangibles                     $258,416     $260,902           $0
     Fair value of liabilities assumed                                                          $268,611     $257,532           $0
     Common stock and options issued                                                             $54,719      $60,368           $0

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

(000's omitted except per share amounts)                                          2004       2003       2002
---------------------------------------------------------------------------------------------------------------
Net income, as reported                                                           $50,196    $40,380    $38,517
Stock-based compensation expense included in net income, as reported                  228         64        216
Stock-based compensation expense determined under fair value method, net of tax      (886)      (738)      (555)
---------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                         $49,538    $39,706    $38,178
===============================================================================================================

Earnings per share:
   As reported:
      Basic                                                                         $1.68      $1.54      $1.48
      Diluted                                                                       $1.64      $1.49      $1.46
   Pro forma:
      Basic                                                                         $1.66      $1.51      $1.47
      Diluted                                                                       $1.61      $1.47      $1.45

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

Acquisition Expenses

The Company incurred certain expenses in connection with the above acquisitions. The following table shows the components of acquisition expenses that are presented in the consolidated statements of income for the years ended December 31:

(000's omitted)                                        2004      2003      2002
--------------------------------------------------------------------------------
Severance and employee benefits                       $1,044        $0       $97
Legal and professional fees                              491       213       455
Data processing                                          130       191        16
Other                                                     39        94       132
--------------------------------------------------------------------------------
     Total                                            $1,704      $498      $700
================================================================================

NOTE C: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

                                                         2004                                             2003
                                    ----------------------------------------------   ----------------------------------------------
                                                   Gross       Gross     Estimated                  Gross       Gross     Estimated
                                     Amortized   Unrealized  Unrealized    Fair       Amortized   Unrealized  Unrealized    Fair
(000's omitted)                         Cost       Gains       Losses      Value         Cost       Gains       Losses      Value
----------------------------------------------------------------------------------   ----------------------------------------------
Held-to-Maturity Portfolio:
U.S. treasury and agency
securities                            $127,490       $356      $1,940     $125,906     $127,635       $235      $2,867     $125,003
Obligations of state and                    12         21
  political subdivisions                 6,576        120           2        6,694        7,459        218           0        7,677
Other securities                         3,578          0           0        3,578        3,558          0           0        3,558
----------------------------------------------------------------------------------   ----------------------------------------------
Total held-to-maturity portfolio       137,644        476       1,942      136,178      138,652        453       2,867      136,238

Available-for-Sale Portfolio:
U.S. treasury and agency
securities                             630,058     20,917         208      650,767      456,913     22,638          97      479,454
Obligations of state and
  political subdivisions               545,698     27,899          46      573,551      443,930     26,291          11      470,210
Corporate securities                    40,443      3,460           5       43,898       27,712      2,539           0       30,251
Collateralized mortgage
obligations                             70,986      1,680         222       72,444       89,566      3,987           1       93,552
Mortgage-backed securities              50,347      2,351          34       52,664       76,628      3,668         119       80,177
----------------------------------------------------------------------------------   ----------------------------------------------
  Sub-total                          1,337,532     56,307         515    1,393,324    1,094,749     59,123         228    1,153,644
Equity securities                       53,371          0           0       53,371       37,238          0           0       37,238
----------------------------------------------------------------------------------   ----------------------------------------------
Total available-for-sale portfolio   1,390,903    $56,307        $515   $1,446,695    1,131,987    $59,123        $228   $1,190,882
Net unrealized gain on available-
for-sale portfolio                      55,792                                   0       58,895                                   0
----------------------------------------------                          ----------   ----------                          ----------
     Total                          $1,584,339                          $1,582,873   $1,329,534                          $1,327,120
==============================================                          ==========   ==========                          ==========

A summary of investment securities as of December 31, 2004 that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

                                                       Less than 12 Months     12 Months or Longer             Total
                                                     ---------------------------------------------      -------------------
                                                                  Gross                   Gross                    Gross
                                                       Fair     Unrealized      Fair    Unrealized       Fair    Unrealized
(000's omitted)                                        Value      Losses        Value     Losses         Value     Losses
--------------------------------------------------------------------------------------------------      -------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                      $0          $0      $88,060     ($1,940)      88,060      (1,940)
  Obligations of state and political subdivisions       1,567          (2)           0           0        1,567          (2)
--------------------------------------------------------------------------------------------------      -------------------
     Total held-to-maturity portfolio                  $1,567         ($2)     $88,060     ($1,940)     $89,627     ($1,942)
==================================================================================================      ===================

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                 $22,633       ($208)          $0          $0      $22,633       ($208)
  Obligations of state and political subdivisions       7,731         (46)           0           0        7,731         (46)
  Corporate securities                                  1,061          (5)           0           0        1,061          (5)
  Collateralized mortgage obligations                   7,915        (222)           0           0        7,915        (222)
  Mortgage-backed securities                              950         (17)       1,197         (17)       2,147         (34)
--------------------------------------------------------------------------------------------------      -------------------
    Total available-for-sale portfolio                $40,290       ($498)      $1,197        ($17)     $41,487       ($515)
==================================================================================================      ===================

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

                                             Held-to-Maturity         Available-for-Sale
                                           ----------------------  -----------------------
                                            Carrying      Fair       Carrying      Fair
(000's omitted)                              Value        Value       Value        Value
-----------------------------------------------------------------  -----------------------
Due in one year or less                      $4,387       $4,395       $5,263       $5,414
Due after one through five years              1,959        2,044       55,927       57,916
Due after five years through ten years       99,596       98,533      712,168      736,972
Due after ten years                          31,702       31,206      442,841      467,914
-----------------------------------------------------------------  -----------------------
     Sub-total                              137,644      136,178    1,216,199    1,268,216
Collateralized mortgage obligations               0            0       70,986       72,444
Mortgage-backed securities                        0            0       50,347       52,664
-----------------------------------------------------------------  -----------------------
     Total                                 $137,644     $136,178   $1,337,532   $1,393,324
=================================================================  =======================

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)                                                           2004       2003       2002
-----------------------------------------------------------------------------------------------------
Proceeds from the sales of investment securities                        $51,889    $41,227    $96,294
Gross gains on sales of investment securities                               187         11      2,593
Gross losses on sales of investment securities                              115         65          0
Proceeds from the sales of mortgage-backed securities and CMO's           3,679     20,823     56,451
Proceeds from the maturities of mortgage-backed securities and CMO's     51,652    204,746    174,524
Purchases of mortgage-backed securities and CMO's                       $10,915    $27,092    $25,664

Investment securities with a carrying value of $699,806,000 and $563,341,000 at December 31, 2004 and 2003, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D: LOANS

Major classifications of loans at December 31 are summarized as follows:

(000's omitted)                                             2004          2003
--------------------------------------------------------------------------------
Consumer mortgage                                         $801,412      $739,593
Business lending                                           831,244       689,436
Consumer direct and indirect                               725,885       699,562
--------------------------------------------------------------------------------
  Gross loans                                            2,358,541     2,128,591
Unearned discount                                               48            82
--------------------------------------------------------------------------------
  Net loans                                              2,358,493     2,128,509
Allowance for loan losses                                   31,778        29,095
--------------------------------------------------------------------------------
Loans, net of allowance for loan losses                 $2,326,715    $2,099,414
================================================================================

The estimated fair value of loans at December 31, 2004 and 2003 was $2.4 billion and $2.1 billion, respectively. Non-accrual loans of $11,798,000 and $11,940,000 and accruing loans ninety days past due of $1,158,000 and $1,307,000 at December 31, 2004 and 2003, respectively, are included in net loans.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

(000's omitted)                            2004          2003
--------------------------------------------------------------
Balance at beginning of year             $14,838       $15,735
New loans                                  9,796         3,313
Payments                                  (1,481)       (4,210)
--------------------------------------------------------------
Balance at end of year                   $23,153       $14,838
==============================================================

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

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

(000's omitted)                                 2004         2003         2002
-------------------------------------------------------------------------------
Balance at beginning of year                  $29,095      $26,331      $23,901
Provision for loan losses                       8,750       11,195       12,222
Reserve on acquired loans                       2,357        1,832            0
Charge offs                                   (11,780)     (13,111)     (12,015)
Recoveries                                      3,356        2,848        2,223
-------------------------------------------------------------------------------
Balance at end of year                        $31,778      $29,095      $26,331
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

NOTE E: PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)                                 2004          2003
-------------------------------------------------------------------
Land and land improvements                     $9,340        $8,616
Bank premises owned                            57,519        53,560
Equipment and construction in progress         46,010        42,146
-------------------------------------------------------------------
  Premises and equipment, gross               112,869       104,322
Less:  Accumulated depreciation               (49,359)      (42,617)
-------------------------------------------------------------------
  Premises and equipment, net                 $63,510       $61,705
===================================================================

NOTE F: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                As of December 31, 2004                As of December 31, 2003
                                       -------------------------------------   -------------------------------------
                                          Gross                       Net         Gross                       Net
                                         Carrying   Accumulated     Carrying     Carrying   Accumulated     Carrying
(000's omitted)                           Amount    Amortization     Amount       Amount    Amortization     Amount
------------------------------------   -------------------------------------   -------------------------------------
Amortizing intangible assets:
  Core deposit intangibles                $63,691     ($28,340)      $35,351      $55,455     ($21,457)      $33,998
  Other intangibles                         2,750         (764)        1,986        2,750         (233)        2,517
------------------------------------   -------------------------------------   -------------------------------------
     Total amortizing intangibles          66,441      (29,104)       37,337       58,205      (21,690)       36,515
Non-amortizing intangible assets:
  Goodwill                                195,163            0       195,163      159,596            0       159,596
------------------------------------   -------------------------------------   -------------------------------------
     Total intangible assets, net        $261,604     ($29,104)     $232,500     $217,801     ($21,690)     $196,111
====================================   =====================================   =====================================

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

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

            2005       $7,243
            2006        6,047
            2007        5,657
            2008        5,335
            2009        4,836
      Thereafter        8,219
------------------------------
           Total      $37,337
==============================

NOTE G: DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)                       2004           2003
-----------------------------------------------------------
Demand                              $567,106       $498,195
Interest checking                    313,639        294,563
Savings                              536,460        470,166
Money market                         321,461        288,212
Time                               1,190,312      1,174,352
-----------------------------------------------------------
  Total deposits                  $2,928,978     $2,725,488
===========================================================

The estimated fair value of deposits at December 31, 2004 and 2003 was approximately $2.7 billion and $2.5 billion, respectively.

At December 31, 2004 and 2003, time certificates of deposit in denominations of $100,000 and greater totaled $179,534,000 and $168,241,000 respectively. The approximate maturities of time deposits at December 31, 2004 are as follows:

(000's omitted)            Amount
----------------------------------
2005                      $920,488
2006                       132,051
2007                        78,405
2008                        30,727
2009                        28,053
Thereafter                     588
----------------------------------
  Total                 $1,190,312
==================================

NOTE H: BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)                                                   2004       2003
-----------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased                                        $13,200    $36,300
  Federal Home Loan Bank advances                                636,000    361,000
  Commercial loans sold with recourse                                 74          0
  Capital lease obligations                                            0         96
-----------------------------------------------------------------------------------
     Total short-term borrowings                                 649,274    397,396

Long-term borrowings:
  Federal Home Loan Bank advances                                190,000    190,000
  Commercial loans sold with recourse                                791          0
  Subordinated debt held by unconsolidated subsidiary trusts,
    net of discount of $1,463 and $1,519                          80,446     80,390
-----------------------------------------------------------------------------------
       Total long-term borrowings                                271,237    270,390
-----------------------------------------------------------------------------------
        Total borrowings                                        $920,511   $667,786
===================================================================================

The weighted-average interest rates on short-term borrowings for the years ended December 31, 2004 and 2003 were 1.64% and 1.26%, respectively. Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Long-term borrowings at December 31, 2004 have maturity dates as follows:

                                                   Weighted
(000's omitted, except rate)           Amount    Average Rate
-------------------------------------------------------------
October 3, 2007                          $236         3.00%
January 23, 2008 (callable)            10,000         5.44%
January 28, 2008 (callable)             5,000         5.48%
April 14, 2010 (callable)              25,000         6.35%
September 27, 2010 (callable)          50,000         5.88%
October 12, 2010 (callable)            50,000         5.84%
November 1, 2010 (callable)            50,000         5.77%
October 30, 2012                          258         3.00%
October 16, 2013                          193         3.00%
November 23, 2014                          56         2.75%
November 29, 2014                          48         3.00%
February 3, 2027 (callable)            30,779         9.75%
July 16, 2031 (callable)               25,110         5.38%
July 31, 2031 (callable)               24,557         5.12%
----------------------------------------------------------
   Total                             $271,237         6.19%
==========================================================

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

NOTE I: INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)                2004         2003         2002
--------------------------------------------------------------
Current:
   Federal                   $14,677      $11,534       $9,268
   State                         680          341          161
Deferred:
   Federal                     1,229          758        3,764
   State                          57          140          694
--------------------------------------------------------------
Total income taxes           $16,643      $12,773      $13,887
==============================================================

Components of the net deferred tax liability, included in other assets/liabilities, as of December 31 are as follows:

(000's omitted)                           2004          2003
--------------------------------------------------------------
Allowance for loan losses               $10,644       $10,537
Employee and director benefits            2,599         2,118
Other                                     1,478         1,501
--------------------------------------------------------------
  Deferred tax asset                     14,721        14,156
--------------------------------------------------------------

Investment securities                    23,273        24,216
Intangible assets                         8,145         4,910
Loan origination costs                    3,998         3,324
Depreciation                              5,264         3,526
Pension                                     531         1,586
Mortgage servicing rights                   177           178
--------------------------------------------------------------
  Deferred tax liability                 41,388        37,740
--------------------------------------------------------------
Net deferred tax liability             ($26,667)     ($23,584)
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

NOTE K: BENEFIT PLANS

Pension and post-retirement plans The Company provides defined benefit pension and other post-retirement health and life insurance benefits to qualified employees and retirees. Using a measurement date of December 31, the following table shows the funded status of the Company's plans reconciled with amounts reported in the Company's consolidated statements of condition:

                                                        Pension Benefits         Post-retirement Benefits
                                                     -------------------------  -------------------------
(000's omitted)                                       2004           2003           2004            2003
------------------------------------------------------------------------------  -------------------------
Change in benefit obligation:
  Benefit obligation at the beginning of year        $42,739        $34,864         $5,083         $4,159
  Service cost                                         2,557          1,831            311            275
  Interest cost                                        2,433          2,157            325            260
  Participant contributions                                0              0            227            186
  Plan amendment/acquisition                            (881)           493             95            220
  Other loss                                               0          1,218              0              0
  Deferred actuarial loss                              2,209          3,521            902            391
  Benefits paid                                       (1,444)        (1,345)          (573)          (408)
------------------------------------------------------------------------------  -------------------------
Benefit obligation at end of year                     47,613         42,739          6,370          5,083
------------------------------------------------------------------------------  -------------------------

Change in plan assets:
  Fair value of plan assets at beginning of year      36,784         29,133              0              0
  Actual return of plan assets                         3,907          6,815              0              0
  Participant contributions                                0              0            227            186
  Employer contributions                               2,500          2,181            346            222
  Benefits paid                                       (1,444)        (1,345)          (573)          (408)
------------------------------------------------------------------------------  -------------------------
Fair value of plan assets at end of year              41,747         36,784              0              0
------------------------------------------------------------------------------  -------------------------

Unfunded status                                       (5,866)        (5,955)        (6,370)        (5,083)
Unrecognized actuarial loss                           14,454         14,057          1,480            615
Unrecognized prior service (benefit) cost               (783)           899            331            361
Unrecognized transition liability                          0              0            328            369
------------------------------------------------------------------------------  -------------------------
Prepaid (accrued) benefit cost                        $7,805         $9,001        ($4,231)       ($3,738)
==============================================================================  =========================

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

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

                                        Pension Benefits           Post-retirement Benefits
                                     ----------------------        ------------------------
                                     2004              2003            2004           2003
---------------------------------   -----------------------        -----------------------
Discount rate                        5.60%             5.90%           5.60%          5.90%
Expected return on plan assets       8.75%             8.75%           0.00%          0.00%
Rate of compensation increase        4.00%             4.00%           0.00%          0.00%
=================================   =======================        =======================

The net periodic benefit cost as of December 31 is as follows:

                                                         Pension Benefits              Post-retirement Benefits
                                                  ------------------------------    ------------------------------
(000's omitted)                                    2004        2003        2002        2004       2003       2002
-----------------------------------------------   ------------------------------    ------------------------------
Service cost                                      $2,557      $1,831      $1,415        $311       $275       $159
Interest cost                                      2,433       2,157       1,926         325        260        241
Expected return on plan assets                    (3,160)     (2,567)     (2,268)          0          0          0
Net amortization and deferral                      1,066       1,142         403          37          8          0
Amortization of prior service cost                   155         129         131          30         30         30
Amortization of transition (asset) obligation          0          (4)        (19)         41         41         41
Other expense                                          0       1,218           0           0          0          0
-----------------------------------------------   ------------------------------    ------------------------------
Net periodic benefit cost                         $3,051      $3,906      $1,588        $744       $614       $471
===============================================   ==============================    ==============================

Other expense represents a $1.2 million adjustment recorded in the fourth quarter of 2003 to reflect the proper actuarial impact of indexing salary levels associated with certain benefits frozen in 1988. The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

                                        Pension Benefits          Post-retirement Benefits
                                   ---------------------------  --------------------------
                                    2004      2003      2002      2004      2003      2002
--------------------------------   ---------------------------  --------------------------
Discount rate                       5.90%     6.10%     6.75%     5.90%     6.10%     6.75%
Expected return on plan assets      8.75%     9.00%     9.00%     0.00%     0.00%     0.00%
Rate of compensation increase       4.00%     4.00%     4.00%     0.00%     0.00%     0.00%
================================   ===========================  ==========================

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

                         Pension     Post-retirement
(000's omitted)          Benefits        Benefits
----------------------------------------------------
           2005           $2,866                $289
           2006            2,666                 308
           2007            3,278                 332
           2008            4,607                 350
           2009            3,302                 383
      2010-2014          $21,541              $2,577
====================================================

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

The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on type of assets held and current economic factors. The asset allocation for the defined benefit pension plan as of December 31, by asset category, is as follows:

                           2004      2003
-----------------------------------------
  Equity securities         69%        70%
  Debt securities           19%        20%
  Cash                      12%        10%
-----------------------------------------
     Total                 100%       100%
=========================================

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

                                                       Weighted
                                                       Average
                                                    Exercise Price
                                    Options            of Shares        Shares
                                  Outstanding         Outstanding    Exercisable
--------------------------------------------------------------------------------
December 31, 2001                   1,901,488            $12.67        1,300,700
Granted                               413,404             13.20
Exercised                            (173,286)             8.94
Forfeited                              (4,278)            12.62
--------------------------------------------------------------------------------
December 31, 2002                   2,137,328            $13.07        1,411,006
--------------------------------------------------------------------------------
Granted                               843,138             10.89
Exercised                            (545,158)            10.99
Forfeited                              (7,826)            14.22
--------------------------------------------------------------------------------
December 31, 2003                   2,427,482            $12.78        1,519,893
================================================================================
Granted                               669,139             18.37
Exercised                            (685,143)             8.35
Forfeited                             (10,546)            16.13
--------------------------------------------------------------------------------
December 31, 2004                   2,400,932            $15.59        1,383,369
================================================================================

Approximately 222,000 and 390,000 options were exchanged in 2004 and 2003 in connection with the Heritage and Grange acquisitions, respectively.

At December 31, 2004 the range of exercise prices and other information relating to the Company's stock options is as follows:

                             Options Outstanding            Options Exercisable
                     ------------------------------------   -------------------
                                  Weighted     Weighted                Weighted
                                  Average      Average                  Average
    Range of                      Exercise    Remaining                Exercise
 Exercise Price        Shares      Price     Life (years)    Shares     Price
---------------------------------------------------------   -------------------
$3.65 - $5.15           76,044      $4.12         1.7         76,044      $4.12
$5.15 - $7.72           40,716       6.77         0.8         40,716       6.77
$7.72 - $10.30          69,516       9.13         3.3         69,516       9.13
$10.30 - $12.87        520,454      12.12         5.6        374,419      12.09
$12.87 - $15.44        452,121      13.57         6.1        275,261      13.86
$15.44 - $18.02        782,979      16.32         7.2        489,283      16.71
$18.02 - $20.59         15,000      18.96         8.4          3,000      18.96
$20.59 - $23.17         19,008      22.62         9.4          4,008      22.95
$23.17 - $24.15        425,094      24.15         9.1         51,122      24.15
-------------------------------------------------------------------------------
Total / Average      2,400,932     $15.59         6.6      1,383,369     $13.83
===============================================================================

Information concerning the grants of stock options and restricted stock is as follows:

                                                                       Weighted
                                                       Weighted         Average
                                        Awards         Average        Grant Date
                                        Granted     Exercise Price    Fair Value
--------------------------------------------------------------------------------
2004:
  Option price = fair market value      446,860          $24.09            $6.05
  Option price < fair market value      222,279           $6.87           $13.28
  Restricted stock                       32,418          $23.76           $23.76
2003:
  Option price = fair market value      449,476          $15.78            $4.12
  Option price < fair market value      393,662           $5.31           $13.73
  Restricted stock                        8,000          $19.12           $19.12
2002:
  Option price = fair market value      373,404          $13.20            $3.59
  Option price < fair market value       40,000          $13.18            $4.33
================================================================================

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

NOTE M: EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

                                                                       Per Share
(000's omitted, except per share data)          Income      Shares       Amount
--------------------------------------------------------------------------------
Year Ended December 31,2004
  Basic EPS                                    $50,196       29,916        $1.68
  Stock options                                                 754
-------------------------------------------------------------------
     Diluted EPS                               $50,196       30,670        $1.64
===================================================================

Year Ended December 31,2003
  Basic EPS                                    $40,380       26,299        $1.54
  Stock options                                                 736
-------------------------------------------------------------------
     Diluted EPS                               $40,380       27,035        $1.49
===================================================================

Year Ended December 31,2002
  Basic EPS                                    $38,517       25,946        $1.48
  Stock options                                                 388
-------------------------------------------------------------------
     Diluted EPS                               $38,517       26,334        $1.46
===================================================================

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

(000's omitted)                         2004          2003
------------------------------------------------------------
Commitments to extend credit          $429,751      $315,898
Standby letters of credit               22,948        19,163
------------------------------------------------------------
     Total                            $452,699      $335,061
============================================================

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

NOTE O: LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $2,486,000, $1,940,000 and $1,896,000 in 2004, 2003 and 2002, respectively. The future minimum rental commitments as of December 31, 2004 for all non-cancelable operating leases are as follows:

2005                  $2,204
2006                   2,022
2007                   1,788
2008                   1,280
2009                   1,002
Thereafter             4,374
----------------------------
  Total              $12,670
============================

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

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

                                                         2004                       2003
                                                 ---------------------     ---------------------
(000's omitted)                                   Company       Bank        Company       Bank
--------------------------------------------     ---------------------     ---------------------
Tier 1 capital to average assets
  Amount                                         $284,928     $276,654     $249,641     $245,809
  Ratio                                              6.94%        6.74%        7.26%        7.28%
  Minimum required amount                        $164,229     $164,069     $137,607     $134,977

Tier 1 capital to risk weighted assets
  Amount                                         $284,928     $276,654     $249,641     $245,809
  Ratio                                             11.93%       11.61%       11.76%       11.63%
  Minimum required amount                         $95,536      $95,337      $84,916      $84,576

Total core capital to risk weighted assets
  Amount                                         $314,783     $306,447     $276,177     $272,339
  Ratio                                             13.18%       12.86%       13.01%       12.88%
  Minimum required amount                        $191,072     $190,675     $169,831     $169,151

NOTE Q: PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 is as follows:

(000's omitted)                                               2004        2003
--------------------------------------------------------------------------------
Assets:
  Cash                                                       $11,772     $24,429
  Investment securities                                        2,885       2,885
  Investment in and advances to subsidiaries                 548,781     482,407
  Other assets                                                 3,562       3,023
--------------------------------------------------------------------------------
     Total assets                                           $567,000    $512,744
================================================================================

Liabilities and shareholders' equity:
  Accrued interest and other liabilities                      $8,926      $7,526
  Borrowings                                                  83,446     100,390
  Shareholders' equity                                       474,628     404,828
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity             $567,000    $512,744
================================================================================

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)                                           2004       2003       2002
--------------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiaries                            $41,500    $42,771    $29,587
  Interest on investments                                    179          6         10
  Other income                                                28          0          0
--------------------------------------------------------------------------------------
        Total revenues                                    41,707     42,777     29,597
--------------------------------------------------------------------------------------

Expenses:
  Interest on long term notes and debentures               6,061      5,765      6,112
  Other expenses                                              13         84          9
--------------------------------------------------------------------------------------
        Total expenses                                     6,074      5,849      6,121
--------------------------------------------------------------------------------------

Income before tax benefit and equity in undistributed
  net income of subsidiaries                              35,633     36,928     23,476
Income tax benefit                                         1,461      1,364      1,572
--------------------------------------------------------------------------------------
Income before equity in undistributed net income
  of subsidiaries                                         37,094     38,292     25,048
Equity in undistributed net income of subsidiaries        13,102      2,088     13,469
--------------------------------------------------------------------------------------
Net income                                               $50,196    $40,380    $38,517
======================================================================================

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)                                                                         2004         2003         2002
------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                           $50,196      $40,380      $38,517
  Adjustments to reconcile net income to net cash provided by operating activities
    Equity in undistributed net income of subsidiaries                                 (13,102)      (2,088)     (13,469)
    Net change in other assets and other liabilities                                     3,157        1,633         (886)
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                        40,251       39,925       24,162
------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Purchase of investment securities                                                          0         (227)         (76)
  Capital contributions to subsidiaries                                                      0      (33,131)        (831)
------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                 0      (33,358)        (907)
------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in borrowings                                                             (17,000)      20,000       (6,100)
  Issuance of common stock                                                               5,344        4,819        1,151
  Purchase of treasury stock                                                           (21,709)      (8,490)           0
  Cash dividends paid                                                                  (19,543)     (15,466)     (14,228)
------------------------------------------------------------------------------------------------------------------------
       Net cash (used) provided by financing activities                                (52,908)         863      (19,177)
------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                    (12,657)       7,430        4,078
Cash and cash equivalents at beginning of year                                          24,429       16,999       12,921
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $11,772      $24,429      $16,999
========================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                $5,943       $5,841       $6,412
Supplemental disclosures of non-cash financing activities
  Dividends declared and unpaid                                                         $5,515       $4,529       $3,760

Management's Report on Internal Control Over Financial Reporting

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

Date: March 11, 2005


/s/ Sanford A. Belden
---------------------------
Sanford A. Belden,
President, Chief Executive Officer and Director


/s/ Scott A. Kingsley
------------------------
Scott A. Kingsley,
Treasurer and Chief Financial Officer

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

PricewaterhouseCoopers LLP
Syracuse, New York
March 11, 2005

                  TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2004 Results                                                 4th          3rd          2nd          1st
(000's omitted, except per share data)                     Quarter      Quarter      Quarter      Quarter       Total
----------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 38,575     $ 39,057     $ 37,457     $ 35,954     $151,043
Provision for loan losses                                    2,100        2,300        2,300        2,050        8,750
----------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses       36,475       36,757       35,157       33,904      142,293
Non-interest income                                         10,832       12,164       10,919       10,530       44,445
Operating expenses                                          30,442       29,926       29,775       29,756      119,899
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  16,865       18,995       16,301       14,678       66,839
Income taxes                                                 4,199        4,761        4,160        3,523       16,643
----------------------------------------------------------------------------------------------------------------------
Net income                                                $ 12,666     $ 14,234     $ 12,141     $ 11,155     $ 50,196
======================================================================================================================

Basic earnings per share                                  $   0.41     $   0.47     $   0.41     $   0.39     $   1.68
Diluted earnings per share                                $   0.40     $   0.45     $   0.40     $   0.38     $   1.64
======================================================================================================================

2003 Results                                                 4th          3rd          2nd          1st
(000's omitted, except per share data)                     Quarter      Quarter      Quarter      Quarter       Total
----------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 34,703     $ 32,539     $ 32,102     $ 32,484     $131,828
Provision for loan losses                                    3,093        2,029        2,673        3,400       11,195
----------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses       31,610       30,510       29,429       29,084      120,633
Non-interest income                                          7,698        9,779        8,947        8,807       35,231
Operating expenses                                          27,879       25,206       25,179       24,447      102,711
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  11,429       15,083       13,197       13,444       53,153
Income taxes                                                 2,759        3,354        3,165        3,495       12,773
----------------------------------------------------------------------------------------------------------------------
Net income                                                $  8,670     $ 11,729     $ 10,032     $  9,949     $ 40,380
======================================================================================================================

Basic earnings per share                                  $   0.32     $   0.45     $   0.38     $   0.38     $   1.54
Diluted earnings per share                                $   0.31     $   0.44     $   0.38     $   0.38     $   1.49
======================================================================================================================

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.


By: /s/ Sanford A. Belden
    -------------------------
 Sanford A. Belden
 President, Chief Executive Officer and Director
 May 11, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of May 2005.


/s/ James A. Gabriel
-----------------------------
James A. Gabriel, Director and
Chairman of the Board of Directors


/s/ Scott A. Kingsley
-----------------------------
Scott A. Kingsley
Treasurer and Chief Financial Officer

Directors:


/s/ Brian R. Ace
-----------------------------
Brian R. Ace, Director


/s/ John M. Burgess
-----------------------------
John M. Burgess, Director


/s/ Paul M. Cantwell, Jr.
-----------------------------
Paul M. Cantwell, Jr., Director


/s/ William M. Dempsey
-----------------------------
William M. Dempsey, Director


/s/ Nicholas A. DiCerbo
-----------------------------
Nicholas A. DiCerbo, Director


/s/ Lee T. Hirschey
-----------------------------
Lee T. Hirschey, Director


/s/ Harold S. Kaplan
-----------------------------
Harold S. Kaplan, Director


/s/ Saul Kaplan
-----------------------------
Saul Kaplan, Director


/s/ Charles E. Parente
-----------------------------
Charles E. Parente, Director


/s/ David C. Patterson
-----------------------------
David C. Patterson, Director


/s/ Peter A. Sabia
-----------------------------
Peter A. Sabia, Director


/s/ Sally A. Steele
-----------------------------
Sally A. Steele, Director

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

            10.1 Employment Agreement, effective March 1, 2004, by and between Community Bank System, Inc. and Sanford A. Belden. Incorporated by reference to Exhibit No. 10.1 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.2 Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank N.A. and Sanford Belden. Incorporated by reference to Exhibit No.
            10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

            10.3 Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Sanford Belden. Incorporated by reference to Exhibit No.
            10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

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

            10.15 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.16 Employment Agreement, effective May 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Steven R. Tokach. Incorporated by reference to Exhibit No. 10.2 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

            10.17 Employment Agreement, effective September 1, 2002, by and between Community Bank System, Inc., Community Bank N.A. and Timothy
            J. Baker. Incorporated by reference to Exhibit No. 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

            10.18 Change of Control Agreement, effective November 30, 2001 by and between Community Bank System, Inc., Community Bank N.A. and W. Valen McDaniel. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

            10.19 Employment Agreement, effective September 1, 2002, by and between Community Bank System, Inc., Community Bank N.A. and Joseph
            J. Lemchak. Incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

            10.20 Employment Agreement, effective October 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and J. David Clark. Incorporated by reference to Exhibit No. 10.3 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

            10.21 Employment Agreement, effective May 15, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Robert P. Matley. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

            10.22 Change of Control Agreement, effective August 20, 2002 by and between Community Bank System, Inc., Community Bank N.A. and J. Michael Wilson. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

            10.23 Employment Agreement, effective April 3, 2000, by and between Community Bank System, Inc. and David J. Elias. Incorporated by reference to Exhibit No. 10.12 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

            10.24 2004 Long-Term Incentive Compensation Program. Incorporated by reference to Appendix A to the Definitive Proxy Statement on
            Schedule 14A filed on April 15, 2004 (Registration No. 001-13695).
            **

            10.25 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

            10.26 Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

            10.27 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

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