Form 10-Q
period 2005-06-30
COMMUNITY BANK SYSTEM INC
filed 2005-08-05
CIK 723188

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005
                        Commission file number 001-13695

       ------------------------------------------------------------------
            [LOGO]
                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)
       ------------------------------------------------------------------

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

       Common Stock, $1.00 par value -30,265,410 shares outstanding as of
                                 August 4, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

      Consolidated Statements of Condition
      June 30, 2005 and December 31, 2004                                      3

      Consolidated Statements of Income
      Three and six months ended June 30, 2005 and 2004                        4

      Consolidated Statement of Changes in Shareholders' Equity
      Six months ended June 30, 2005                                           5

      Consolidated Statements of Comprehensive Income
      Three and six months ended June 30, 2005 and 2004                        6

      Consolidated Statements of Cash Flows
      Six months ended June 30, 2005 and 2004                                  7

      Notes to the Consolidated Financial Statements
      June 30, 2005                                                            8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosure about Market Risk             27

Item 4. Controls and Procedures                                               28

Part II. Other Information

Item 1. Legal Proceedings                                                     29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           29

Item 3. Defaults Upon Senior Securities                                       29

Item 4. Submission of Matters to a Vote of Securities Holders                 29

Item 5. Other Information                                                     29

Item 6. Exhibits and Reports on Form 8-K                                      29

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                   June 30,        December 31,
                                                                                     2005             2004
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         $   105,391      $   118,345

Available-for-sale investment securities                                            1,364,127        1,446,695
Held-to-maturity investment securities                                                142,146          137,644
--------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,506,798 and $1,582,873,
  respectively)                                                                     1,506,273        1,584,339

Loans                                                                               2,378,900        2,358,493
Allowance for loan losses                                                              32,011           31,778
--------------------------------------------------------------------------------------------------------------
  Net loans                                                                         2,346,889        2,326,715

Core deposit intangibles, net                                                          31,612           35,351
Goodwill                                                                              195,170          195,163
Other intangibles, net                                                                  1,757            1,986
--------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                              228,539          232,500

Premises and equipment, net                                                            64,563           63,510
Accrued interest receivable                                                            26,179           27,947
Other assets                                                                           36,195           40,475
--------------------------------------------------------------------------------------------------------------
     Total assets                                                                 $ 4,314,029      $ 4,393,831
==============================================================================================================

Liabilities:
  Non-interest bearing deposits                                                   $   596,624      $   567,106
  Interest bearing deposits                                                         2,380,893        2,361,872
--------------------------------------------------------------------------------------------------------------
      Total deposits                                                                2,977,517        2,928,978
  Federal funds purchased                                                              33,500           13,200
  Borrowings                                                                          684,430          826,865
  Subordinated debt held by unconsolidated subsidiary trusts                           80,474           80,446
  Accrued interest and other liabilities                                               65,020           69,714
--------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              3,840,941        3,919,203
--------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note H)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued
  Common stock, $1.00 par value, 50,000,000 shares authorized;
     32,279,551 and 32,041,591 shares issued in 2005 and 2004, respectively            32,280           32,042
  Additional paid-in capital                                                          193,623          190,769
  Retained earnings                                                                   265,000          248,295
  Accumulated other comprehensive income                                               28,089           34,200
  Treasury stock, at cost (2,041,901 and 1,400,000 shares, respectively)              (45,496)         (30,199)
  Employee stock plan - unearned                                                         (408)            (479)
--------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                       473,088          474,628
--------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                   $ 4,314,029      $ 4,393,831
==============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                             Three Months Ended        Six Months Ended
                                                                                  June 30,                 June 30,
                                                                             ---------------------------------------------
                                                                               2005       2004         2005         2004
---------------------------------------------------------------------------  ---------------------------------------------
Interest income:
  Interest and fees on loans                                                 $36,157     $33,259     $ 71,659     $ 65,776
  Interest and dividends on taxable investments                               12,925      13,149       26,495       25,371
  Interest and dividends on non-taxable investments                            5,701       5,728       11,852       10,910
---------------------------------------------------------------------------  ---------------------------------------------
     Total interest income                                                    54,783      52,136      110,006      102,057
---------------------------------------------------------------------------  ---------------------------------------------

Interest expense:
  Interest on deposits                                                        10,284       8,521       19,463       17,155
  Interest on borrowings                                                       6,816       4,765       13,589        8,707
  Interest on subordinated debt held by unconsolidated subsidiary trusts       1,627       1,393        3,196        2,784
---------------------------------------------------------------------------  ---------------------------------------------
     Total interest expense                                                   18,727      14,679       36,248       28,646
---------------------------------------------------------------------------  ---------------------------------------------

Net interest income                                                           36,056      37,457       73,758       73,411
Less:  provision for loan losses                                               2,134       2,300        4,009        4,350
---------------------------------------------------------------------------  ---------------------------------------------
Net interest income after provision for loan losses                           33,922      35,157       69,749       69,061
---------------------------------------------------------------------------  ---------------------------------------------

Non-interest income:
  Deposit service fees                                                         6,703       6,182       12,780       11,958
  Other banking services                                                         241         265          766          923
  Trust, investment and asset management fees                                  1,859       2,080        3,640        3,819
  Benefit plan administration, consulting and actuarial fees                   2,639       2,257        5,489        4,604
  Gain on sales of investment securities                                       5,164         135        6,890          145
---------------------------------------------------------------------------  ---------------------------------------------
Total non-interest income                                                     16,606      10,919       29,565       21,449
---------------------------------------------------------------------------  ---------------------------------------------

Operating expenses:
  Salaries and employee benefits                                              16,212      15,392       32,378       30,559
  Occupancy                                                                    2,685       2,500        5,717        5,130
  Equipment and furniture                                                      2,170       2,150        4,304        4,302
  Amortization of intangible assets                                            1,984       1,759        3,968        3,398
  Legal and professional fees                                                  1,112         970        2,313        1,967
  Data processing                                                              1,824       1,924        3,534        3,804
  Office supplies                                                                539         577        1,124        1,098
  Acquisition expenses                                                             6         411           47        1,381
  Other                                                                        4,668       4,092        8,846        7,892
---------------------------------------------------------------------------  ---------------------------------------------
     Total operating expenses                                                 31,200      29,775       62,231       59,531
---------------------------------------------------------------------------  ---------------------------------------------

Income before income taxes                                                    19,328      16,301       37,083       30,979
Income taxes                                                                   5,047       4,160        9,468        7,683
---------------------------------------------------------------------------  ---------------------------------------------
Net income                                                                   $14,281     $12,141     $ 27,615     $ 23,296
===========================================================================  =============================================

Basic earnings per share                                                     $  0.47     $  0.41     $   0.91     $   0.80
Diluted earnings per share                                                   $  0.46     $  0.40     $   0.89     $   0.77
Dividends declared per share                                                 $  0.18     $  0.16     $   0.36     $   0.32

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Six Months Ended June 30, 2005
(In Thousands, Except Share Data)

                                          Common Stock                               Accumulated
                                    -----------------------  Additional                 Other                  Employee
                                      Shares        Amount     Paid-In    Retained  Comprehensive  Treasury   Stock Plan
                                    Outstanding     Issued     Capital    Earnings     Income        Stock     -Unearned    Total
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 2004         30,641,591    $ 32,042   $190,769   $ 248,295    $ 34,200     ($30,199)     ($479)   $ 474,628

Net income                                                                  27,615                                           27,615

Other comprehensive loss, net
  of tax                                                                                (6,111)                              (6,111)

Dividends declared:
  Common, $0.36 per share                                                  (10,910)                                         (10,910)

Common stock issued under employee
  stock plan, including tax
  benefits of $714                      237,960         238      2,854                                              71        3,163

Treasury stock purchased               (641,901)                                                    (15,297)                (15,297)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005             30,237,650    $ 32,280   $193,623   $ 265,000    $ 28,089     ($45,496)     ($408)   $ 473,088
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                                Three Months Ended        Six Months Ended
                                                                                     June 30,                 June 30,
                                                                              -----------------------  ----------------------
                                                                                2005          2004       2005          2004
-----------------------------------------------------------------------------------------------------  ----------------------
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period                  $ 15,551      ($51,231)   ($3,168)     ($32,174)
     Reclassification adjustment for gains included in net income               (5,164)         (135)    (6,890)         (145)
-----------------------------------------------------------------------------------------------------  ----------------------
Other comprehensive income (loss), before tax                                   10,387       (51,366)   (10,058)      (32,319)
Income tax (expense) benefit related to other comprehensive income (loss)       (4,008)       20,070      3,947        12,648
-----------------------------------------------------------------------------------------------------  ----------------------
Other comprehensive income (loss), net of tax                                    6,379       (31,296)    (6,111)      (19,671)
Net income                                                                      14,281        12,141     27,615        23,296
-----------------------------------------------------------------------------------------------------  ----------------------
Comprehensive income (loss)                                                   $ 20,660      ($19,155)  $ 21,504      $  3,625
=====================================================================================================  ======================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                      2005           2004
------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                       $  27,615      $  23,296
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                      4,144          3,960
     Amortization of intangible assets                                                 3,968          3,398
     Net amortization of premiums and discounts on securities and loans                  463            816
     Amortization of unearned compensation and discount on subordinated debt             154            127
     Provision for loan losses                                                         4,009          4,350
     Gain on investment securities                                                    (6,890)          (145)
     (Gain) loss on loans and other assets                                               (57)            25
     Change in other operating assets and liabilities                                  6,053          2,200
-----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                           39,459         38,027
-----------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                    150,638         35,755
  Proceeds from maturities of held-to-maturity investment securities                   3,371          2,203
  Proceeds from maturities of available-for-sale investment securities                67,054         94,383
  Purchases of held-to-maturity investment securities                                 (7,946)        (2,418)
  Purchases of available-for-sale investment securities                             (138,692)      (373,771)
  Net increase in loans outstanding                                                  (23,455)       (15,483)
  Cash received from acquisition (net of cash paid of $7,026 in 2004)                      0            406
  Capital expenditures                                                                (5,145)        (3,310)
-----------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                 45,825       (262,235)
-----------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand deposits, checking, savings and money market deposits          24,564         40,373
  Net change in time deposits                                                         23,975        (42,992)
  Net change in federal funds purchased                                               20,300        (14,700)
  Net change in short-term borrowings                                               (243,000)        91,528
  Proceeds on long-term borrowings (net of payments of $148 and $40)                  99,852        169,002
  Issuance of common stock                                                             2,327          3,005
  Purchase of treasury stock                                                         (15,297)       (15,360)
  Cash dividends paid                                                                (10,959)        (9,113)
  Other financing activities                                                               0            (48)
-----------------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities                                (98,238)       221,695
-----------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                  (12,954)        (2,513)
  Cash and cash equivalents at beginning of year                                     118,345        103,923
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $ 105,391      $ 101,410
===========================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                           $  34,458      $  26,788
  Cash paid for income taxes                                                       $   7,131      $   5,730
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                    $   5,466      $   4,930
  Gross change in unrealized gains on available-for-sale investment securities     ($10,058)       ($32,319)
  Acquisitions:
     Fair value of assets acquired, excluding acquired cash and intangibles        $       0      $ 252,119
     Fair value of liabilities assumed                                             $       0      $ 235,528
     Common stock and options issued                                               $       0      $  54,719

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE A: BASIS OF PRESENTATION

The interim financial data as of June 30, 2005 and for the six months ended June 30, 2005 and June 30, 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B: OTHER MATTERS

On December 15, 2004, the Board of Directors approved a twelve-month authorization to repurchase up to 500,000 of its outstanding shares in open market or privately negotiated transactions. As of March 31, 2005, the Company had repurchased the 500,000 shares at an aggregate cost of $11.9 million and an average price per share of $23.83. On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. Through June 30, 2005, the Company has repurchased 141,901 shares at an aggregate cost of $3.4 million and an average price per share of $23.83. The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

Intangible Asse

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

                                                        2005           2004
--------------------------------------------------------------------------------
Weighted-average expected life                          7.76               7.79
Future dividend yield                                   3.00%              3.00%
Share price volatility                                 26.78%     25.47 - 25.59%
Weighted average risk-free interest rate                4.17%       4.02 - 4.05%
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

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                            ----------------------------------------------
(000's omitted except per share amounts)                      2005         2004         2005         2004
----------------------------------------------------------------------------------------------------------
Net income, as reported                                     $14,281      $12,141      $27,615      $23,296
Plus: stock-based compensation expense determined under
  intrinsic method, net of tax                                   43           33           78           58
Less: stock-based compensation expense determined under
  fair value method, net of tax                                (390)        (240)        (895)        (683)
----------------------------------------------------------------------------------------------------------
     Pro forma net income                                   $13,934      $11,934      $26,798      $22,671
==========================================================================================================

Earnings per share:
   As reported:
      Basic                                                 $  0.47      $  0.41      $  0.91      $  0.80
      Diluted                                               $  0.46      $  0.40      $  0.89      $  0.77
   Pro forma:
      Basic                                                 $  0.46      $  0.40      $  0.88      $  0.78
      Diluted                                               $  0.45      $  0.39      $  0.87      $  0.75

As of June 30, 2005 there were 2,564,000 stock options outstanding.

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

NOTE D: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 412,561 anti-dilutive stock options outstanding for the three months and six months ended June 30, 2005. The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

                                                                       Per Share
(000's omitted, except per share data)             Income      Shares    Amount
--------------------------------------------------------------------------------
Three Months Ended June 30, 2005
  Basic EPS                                        $14,281     30,401     $0.47
  Stock options                                                   539
---------------------------------------------------------------------
     Diluted EPS                                   $14,281     30,940     $0.46
=====================================================================

Three Months Ended June 30, 2004
  Basic EPS                                        $12,141     29,821     $0.41
  Stock options                                                   849
---------------------------------------------------------------------
     Diluted EPS                                   $12,141     30,670     $0.40
=====================================================================

Six Months Ended June 30,2005
  Basic EPS                                        $27,615     30,490     $0.91
  Stock options                                                   575
---------------------------------------------------------------------
     Diluted EPS                                   $27,615     31,065     $0.89
=====================================================================

Six Months Ended June 30,2004
  Basic EPS                                        $23,296     29,200     $0.80
  Stock options                                                   916
---------------------------------------------------------------------
     Diluted EPS                                   $23,296     30,116     $0.77
=====================================================================

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                  As of June 30, 2005                       As of December 31, 2004
                                        ---------------------------------------    ---------------------------------------
                                         Gross                            Net       Gross                            Net
                                        Carrying      Accumulated      Carrying    Carrying     Accumulated       Carrying
(000's omitted)                          Amount      Amortization       Amount      Amount      Amortization       Amount
------------------------------------    ---------------------------------------    ---------------------------------------
Amortizing intangible assets:
  Core deposit intangibles              $ 63,691       ($32,079)       $ 31,612    $ 63,691       ($28,340)       $ 35,351
  Other intangibles                        2,750           (993)          1,757       2,750           (764)          1,986
------------------------------------    ---------------------------------------    ---------------------------------------
     Total amortizing intangibles         66,441        (33,072)         33,369      66,441        (29,104)         37,337
Non-amortizing intangible assets:
  Goodwill                               195,170              0         195,170     195,163              0         195,163
------------------------------------    ---------------------------------------    ---------------------------------------
     Total intangible assets, net       $261,611       ($33,072)       $228,539    $261,604       ($29,104)       $232,500
====================================    =======================================    =======================================

No goodwill impairment adjustments were recognized in 2005 or 2004.

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

  (000's omitted)    Amount
-----------------   -------
    July-Dec 2005   $ 3,275
             2006     6,047
             2007     5,657
             2008     5,335
             2009     4,836
       Thereafter     8,219
-----------------   -------
            Total   $33,369
=================   =======

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

      Issuance       Amount               Interest                Maturity            Call                   Call
        Date                                Rate                    Date           Provision                 Price
--------------------------------------------------------------------------------------------------------------------------
I     2/3/1997    $30 million                            9.75%   2/03/2027  10 year beginning 2007  104.5400% declining to
                                                                                                    par in 2017

II   7/16/2001    $25 million  6 month LIBOR plus 3.75% (6.71%)  7/16/2031   5 year beginning 2006  107.6875% declining to
                                                                                                    par in 2011

III  7/31/2001  $24.5 million  3 month LIBOR plus 3.58% (6.79%)  7/31/2031   5 year beginning 2006  107.5000% declining to
                                                                                                    par in 2011
==========================================================================================================================

NOTE G: BENEFIT PLANS

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides supplemental pension retirement benefits for several current and former key employees. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The net periodic benefit cost for the three and six months ended June 30 is as follows:

                                                   Pension Benefits                          Post-retirement Benefits
                                         --------------------------------------------  --------------------------------------
                                         Three Months Ended       Six Months Ended     Three Months Ended    Six Months Ended
                                               June 30,               June 30,              June 30,             June 30,
                                         ------------------     ---------------------  ------------------    ----------------
(000's omitted)                            2005       2004        2005         2004       2005     2004        2005     2004
-----------------------------------------------------------     ---------------------  ------------------    ----------------
Service cost                              $ 630      $ 568      $ 1,282      $ 1,135      $110     $ 69        $220     $156
Interest cost                               657        631        1,302        1,262       104       92         207      163
Expected return on plan assets             (876)      (790)      (1,754)      (1,580)        0        0           0        0
Net amortization and deferral               331        262          635          525        19       13          39       18
Amortization of prior service cost           29         73           59          145        28        1          55       15
Amortization of transition obligation         0          0            0            0        10       10          21       20
-----------------------------------------------------------     ---------------------  ------------------    ----------------
Net periodic benefit cost                 $ 771      $ 744      $ 1,524      $ 1,487      $271     $185        $542     $372
===========================================================     =====================  ==================    ================

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

The contract amount of commitment and contingencies are as follows:

                                                    June 30,        December 31,
(000's omitted)                                       2005              2004
--------------------------------------------------------------------------------
Commitments to extend credit                        $447,663          $429,751
Standby letters of credit                             22,394            22,948
------------------------------------------------------------------------------
     Total                                          $470,057          $452,699
==============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company" or "CBSI") as of and for the three and six months ended June 30, 2005 and 2004, although in some circumstances the first quarter of 2005 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term "this year" refers to results in calendar year 2005, "second quarter" refers to the quarter ended June 30, 2005, "year to date" or ("YTD") refers to the six months ended June 30, 2005, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

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

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgement in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance. It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period. Changes in the circumstances considered when determining management's estimates and assumptions could result in changes to those estimates. Actual results could differ from those estimates. Management believes that critical accounting estimates include:

o Allowance for loan losses - The allowance for loan losses reflects management's best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is subjective in nature and requires significant estimates including the amounts and timing of expected future cash flows on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

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

Second quarter and June year-to-date ("YTD") earnings per share were $0.06 and $0.12, respectively above their respective prior year periods, driven by higher earning asset levels, improved asset quality, higher non-interest income, including security gains, and lower acquisition expenses. These were partially offset by higher recurring operating expenses, a higher cost of funds, and a slightly higher effective tax rate. In the quarter, the Company continued to make progress on its objective of shortening the average life of its investment portfolio, generating a $0.10 per share after-tax gain through the sale of securities that had optimized their total return and interest-rate sensitivity characteristics. Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets) were $0.50 versus $0.43 for the prior year's second quarter.

Asset quality improved in the second quarter of 2005 in comparison to the same period last year, with reductions in non-performing and delinquent loan ratios. The Company experienced year-over-year loan growth in consumer mortgage and consumer installment lending on an organic basis, with declines in the business lending portfolio. All loan portfolios increased in the second quarter of 2005 as compared to the first quarter. The investment portfolio decreased $97 million and $68 million as compared to the second quarter of 2004 and December 31, 2004, respectively. At June 30, 2005 total deposits increased $42.6 million from June 30, 2004's level and $48.5 million since December 31, 2004, as borrowings decreased $135 million and $122 million during the same time periods.

The Company completed two acquisitions in 2004, including: (1) First Heritage Bank, a $275 million-asset three branch commercial bank based in Wilkes-Barre, PA acquired in May, and (2) a bank branch in Dansville, NY, from HSBC Bank USA, N.A., acquired in December with deposits of $32.6 million.

Net Income and Profitability

As shown in Table 1, earnings per share for the second quarter and June YTD of $0.46 and $0.89, respectively, were $0.06 and $0.12 higher than the EPS generated in the same periods of last year. Net income for the quarter of $14.3 million was up 17.6% over the second quarter of 2004 and net income of $27.6 million for the first six months of 2005 increased 18.5% from the amount earned in the first six months of 2004. Net interest income for the second quarter of $36.1 million was down $1.4 million or 3.7% from the prior year comparable period, while net interest income for the first six months of 2005 of $73.8 million was up $0.3 million over the first half of 2004. Second quarter non-interest income including securities gains of $16.6 million was up $5.7 million (52%) from the second quarter 2004 and the YTD amount of $29.6 million rose 38% from the prior year level. Operating expenses of $31.2 million for the quarter and $62.2 million for the first six months of 2005 were up 4.8% and 4.5%, respectively, from the prior year's comparable periods.

In addition to the earnings results presented above in accordance with generally accepted accounting principles ("GAAP"), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets ($0.04 and $0.08 EPS for the three and six months ended June 30, 2005 and $.03 and $0.07 EPS for the three and six months ended June 30, 2004). Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the second quarter and the first six months of 2005 were $0.50 and $0.97, respectively, up 16.3% from $0.43 for the second quarter of 2004 and up 15.5% from $0.84 for the first six months of 2004.

As reflected in Table 1, the primary reasons for improved earnings for both periods were higher non-interest income including securities gains and a lower loan loss provision, offset by higher operating expenses. Net interest income decreased for the second quarter of 2005 as compared to the second quarter of 2004. The increase in the cost of funds more than offset the increase in average earning assets derived primarily from the acquisitions of First Heritage and Dansville and organic consumer mortgage and consumer installment loan growth. The improvement in asset quality metrics and change in portfolio composition were the primary reasons for the decrease in loan loss provision, despite an increase in the overall loan portfolio. The increase in non-interest income, excluding security gains, was mostly attributable to a strong performance by the employee benefits consulting and plan administration business and additional banking service fees. These revenue improvements were partially offset by a growth in operating expenses resulting mostly from the acquisitions made in 2004, as well as higher compensation and benefit expenses.

                       Table 1: Summary Income Statements

                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       -------------------  -------------------
            (000's omitted, except per share data)       2005        2004     2005        2004
            --------------------------------------------------------------  -------------------
            Net interest income                        $36,056     $37,457  $73,758     $73,411
            Provision for loan losses                    2,134       2,300    4,009       4,350
            Non-interest income                         16,606      10,919   29,565      21,449
            Operating expenses                          31,200      29,775   62,231      59,531
            --------------------------------------------------------------  -------------------
            Income before taxes                         19,328      16,301   37,083      30,979
            Income taxes                                 5,047       4,160    9,468       7,683
            --------------------------------------------------------------  -------------------
            Net income                                 $14,281     $12,141  $27,615     $23,296
            ==============================================================  ===================

            Diluted earnings per share                 $  0.46     $  0.40  $  0.89     $  0.77
            Diluted earnings per share-cash (1)        $  0.50     $  0.43  $  0.97     $  0.84

            (1) Cash earnings exclude the after-tax effect of the amortization of intangible assets.

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans and investments) exceed the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 2, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for the second quarter 2005 was $39.6 million, down $1.5 million or 3.6% from the same period last year. A $71 million increase in interest-bearing liabilities and a 33-basis point decrease in the net interest margin more than offset a $138 million increase in average earning-assets. As reflected in Table 3, the volume changes mentioned above improved net interest income by $1.5 million over the prior year's second quarter, while the lower net interest margin adversely impacted net interest income by $3.0 million. June 2005 YTD net interest income of $81.1 million was up $0.7 million or 0.9% from the year-earlier period. A $314 million increase in average earning asset levels had a greater positive effect than a $236 million rise in interest-bearing liabilities and a 33 basis point decline in the net interest margin. Interest-bearing asset and liability volume changes resulted in $6.9 million more net interest income, partially offset by a lower net interest margin that had a negative $6.2 million impact on net interest income.

Higher second quarter and June YTD loan balances were attributable to $212 million of loans acquired in the First Heritage and Dansville transactions and the $27 million of organic loan growth over the past 12 months, driven principally by consumer installment and consumer mortgage demand. Average investments for the second quarter were consistent with the same period last year at $1.5 billion. Average YTD investments are $133.9 million higher than a year ago due to significant purchases made in the second quarter of 2004. Total average deposits were up 3.6% and 5.7% for the quarter and YTD periods in relation to the previous year, respectively, principally due to the deposits added in the First Heritage and Dansville acquisitions. Average external borrowings were increased to fund organic loan growth and investment purchases in the third quarter of 2004, resulting in average borrowings that were up $8.8 million for the quarter and $129 million for the first half of 2005 in comparison to the year earlier period.

The net interest margin of 4.16% for the second quarter and 4.25% for the year to date period dropped 33 basis points versus the same periods in the prior year. These declines were primarily attributable to increases in the cost of funds (quarter up 38 basis points, YTD up 28 basis points), due principally to the effect of the nine rate hikes (25 basis points each) by the Federal Reserve since last June, while earning assets yields changed minimally (quarter increased three basis points, YTD down six basis points). The reduction of earning-asset yields was driven by declines in investment yields of 15 basis points for the quarter and 23 basis points for the YTD period, while loan yields increased 14 basis points for the quarter and five basis points for the year-to-date period. The decrease in investment yields was the result of the sale and maturity of certain investments, a portion of whose proceeds were used to lower borrowings versus reinvestment in the current flat yield curve environment.

The second quarter cost of funds increased 38 basis points due to a 20 basis point increase in deposit costs and a 110 basis point increase in the average interest rate paid on external borrowings. The increase in the YTD costs of funds was driven by a nine basis point increase in deposit costs and borrowing rates that were up 78 basis points.

Tables 2 and 2A below set forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.6% in 2005 and 38.7% in 2004. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans.

                    Table 2: Quarterly Average Balance Sheet

                                                                   Three Months Ended                 Three Months Ended
(000's omitted except yields and rates)                               June 30, 2005                      June 30, 2004
---------------------------------------------------------------------------------------------  ---------------------------------
                                                                                      Avg.                               Avg.
                                                              Average              Yield/Rate    Average              Yield/Rate
                                                              Balance    Interest     Paid       Balance    Interest     Paid
---------------------------------------------------------------------------------------------  ---------------------------------
Interest-earning assets:
  Time deposits in other banks                              $      803    $    10     5.00%    $      629    $     1     0.64%
  Taxable investment securities (2)                            943,212     13,287     5.65%       948,470     13,526     5.74%
  Non-taxable investment securities (2)                        519,843      8,743     6.75%       506,950      8,882     7.05%
  Loans (net of unearned discount)(1)                        2,352,533     36,276     6.18%     2,222,827     33,354     6.04%
                                                            ---------------------              ---------------------
     Total interest-earning assets                           3,816,391     58,316     6.13%     3,678,876     55,763     6.10%
Non-interest earning assets                                    490,472                            467,079
                                                            ----------                         ----------
     Total assets                                           $4,306,863                         $4,145,955
                                                            ==========                         ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits      $1,179,777      2,189     0.74%    $1,122,467      1,512     0.54%
  Time deposits                                              1,202,087      8,095     2.70%     1,197,563      7,009     2.35%
  Short-term borrowings                                        462,913      3,852     3.34%       416,767      1,277     1.23%
  Long-term borrowings                                         338,957      4,591     5.43%       376,350      4,881     5.22%
                                                            ---------------------              ---------------------
     Total interest-bearing liabilities                      3,183,734     18,727     2.36%     3,113,147     14,679     1.90%
Non-interest bearing liabilities:
  Demand deposits                                              591,650                            550,683
  Other liabilities                                             63,127                             51,465
Shareholders' equity                                           468,352                            430,660
                                                            ----------                         ----------
     Total liabilities and shareholders' equity             $4,306,863                         $4,145,955
                                                            ==========                         ==========

Net interest earnings                                                     $39,589                            $41,084
                                                                          =======                            =======
Net interest spread                                                                   3.77%                              4.20%
Net interest margin on interest-earnings assets                                       4.16%                              4.49%

Fully tax-equivalent adjustment on investments and loans                  $ 3,533                            $ 3,627

(1)   The impact of interest not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

                  Table 2a: Year to Date Average Balance Sheet

                                                                    Six Months Ended                   Six Months Ended
(000's omitted except yields and rates)                               June 30, 2005                      June 30, 2004
---------------------------------------------------------------------------------------------  ---------------------------------
                                                                                      Avg.                               Avg.
                                                              Average              Yield/Rate    Average              Yield/Rate
                                                              Balance    Interest     Paid       Balance    Interest     Paid
---------------------------------------------------------------------------------------------  ---------------------------------
Interest-earning assets:
  Time deposits in other banks                              $      858    $    14    3.29%    $      716    $     2    0.56%
  Taxable investment securities (2)                            957,550     27,200    5.73%       882,585     26,119    5.95%
  Non-taxable investment securities (2)                        538,714     18,235    6.83%       479,943     16,922    7.09%
  Loans (net of unearned discount)(1)                        2,347,528     71,867    6.17%     2,167,108     65,976    6.12%
                                                            ---------------------              ---------------------
     Total interest-earning assets                           3,844,650    117,316    6.15%     3,530,352    109,019    6.21%
Non-interest earning assets                                    498,580                           463,177
                                                            ----------                         ----------
     Total assets                                           $4,343,230                        $3,993,529
                                                            ==========                        ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits      $1,181,010      4,141    0.71%    $1,088,502      3,057    0.56%
  Time deposits                                              1,200,589     15,322    2.57%     1,185,501     14,098    2.39%
  Short-term borrowings                                        449,620      6,778    3.04%       386,465      2,398    1.25%
  Long-term borrowings                                         388,824     10,007    5.19%       323,414      9,093    5.65%
                                                            ---------------------              ---------------------
     Total interest-bearing liabilities                      3,220,043     36,248    2.27%     2,983,882     28,646    1.93%
Non-interest bearing liabilities:
  Demand deposits                                              589,675                           535,770
  Other liabilities                                             63,562                            53,139
Shareholders' equity                                           469,950                           420,738
                                                            ----------                         ----------
     Total liabilities and shareholders' equity             $4,343,230                        $3,993,529
                                                            ==========                        ==========

Net interest earnings                                                     $81,068                           $80,373
                                                                          =======                           =======
Net interest spread                                                                  3.88%                             4.28%
Net interest margin on interest-earnings assets                                      4.25%                             4.58%

Fully tax-equivalent adjustment                                           $ 7,310                           $ 6,962

(1)   The impact of interest not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

As discussed above and disclosed in Table 3 below, the quarterly and year-to-date change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                              Table 3: Rate/Volume

                                                           ---------------------------------    ---------------------------------
                                                              2nd Quarter 2005 versus 2nd         Six Months Ended June 30, 2005
                                                                     Quarter 2004                      versus June 30, 2004
                                                           ---------------------------------    ---------------------------------
                                                           Increase (Decrease) Due to Change    Increase (Decrease) Due to Change
                                                                         in (1)                              in (1)
                                                           ---------------------------------    ---------------------------------
                                                                                       Net                                  Net
(000's omitted)                                             Volume        Rate       Change       Volume       Rate       Change
                                                           ---------------------------------    ---------------------------------
Interest earned on:
  Time deposits in other banks                             $     0      $     9      $     9      $    0     $    12      $   12
  Taxable investment securities                                (75)        (164)        (239)      2,158      (1,077)      1,081
  Non-taxable investment securities                            222         (361)        (139)      2,010        (697)      1,313
  Loans (net of unearned discount)                           1,983          939        2,922       5,521         370       5,891
Total interest-earning assets (2)                          $ 2,098      $   455      $ 2,553      $9,604     ($1,307)     $8,297

Interest paid on:
  Interest checking, savings and money market deposits     $    81      $   596      $   677      $  276     $   808      $1,084
  Time deposits                                                 27        1,059        1,086         181       1,043       1,224
  Short-term borrowings                                        156        2,419        2,575         449       3,931       4,380
  Long-term borrowings                                        (500)         210         (290)      1,729        (815)        914
Total interest-bearing liabilities (2)                     $   340      $ 3,708      $ 4,048      $2,390     $ 5,212      $7,602

Net interest earnings (2)                                  $ 1,498      ($2,993)     ($1,495)     $6,867     ($6,172)     $  695

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

                          Table 4: Non-interest Income

                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                       -----------------------      ----------------------
      (000's omitted)                                                    2005           2004          2005          2004
      ----------------------------------------------------------------------------------------      ----------------------
        Deposit service charges and fees                               $  5,399       $  5,037      $ 10,293      $  9,826
        Benefit plan administration, consulting and actuarial fees        2,639          2,257         5,489         4,604
        Trust, investment and asset management fees                       1,859          2,080         3,640         3,819
        Commissions and other                                               898            780         1,816         1,639
        Electronic banking                                                  703            626         1,328         1,155
        Mortgage banking                                                    (56)             4           109           261
      ----------------------------------------------------------------------------------------      ----------------------
             Sub-total                                                   11,442         10,784        22,675        21,304
      Gain on investment securities                                       5,164            135         6,890           145
      ----------------------------------------------------------------------------------------      ----------------------
           Total non-interest income                                   $ 16,606       $ 10,919      $ 29,565      $ 21,449
      ========================================================================================      ======================

      Non-interest income/operating income (FTE)                           29.6%          21.0%         26.7%         21.1%

As displayed in Table 4, non-interest income (excluding securities gains) was $11.4 million in the second quarter and $22.7 million for the first half of 2005. This corresponded to increases of $0.7 million (6.1%) for the quarter and $1.4 million (6.4%) for the YTD period in comparison to one year earlier. A majority of the growth in both time intervals was attributable to the $0.5 million and $0.7 million increases in recurring bank fees for the quarter and year to date periods, respectively. Benefit plan administration, consulting and actuarial fees were up 16.9% for the current quarter and 19.2% for the first six months of 2005 versus year-earlier levels. Gain on the sale of investment securities increased $5.0 million and $6.7 million for the quarter and year to date periods, respectively, as the Company took advantage of market conditions to sell certain securities in order to shorten the average length of the portfolio and maximize their expected total return. As a result, the expected life-to-maturity of the portfolio was reduced from 7.0 years at June 30, 2004 to
5.0 years at the end of the current quarter.

Electronic banking, deposit service charges and overdraft fees contributed $0.4 million and $0.6 million to the year-over-year increase in the quarter and YTD periods, respectively. This was due in large part to the incremental transaction volume generated from the accounts added through the First Heritage and Dansville acquisitions. These improvements were partially offset by a decline in mortgage banking income.

A strong performance at BPAS generated revenue growth of $0.4 million (17%) for the quarter and $0.9 million (19%) for the first half of 2005, achieved primarily through enhanced service offerings to both new and existing clients. Second quarter and June YTD revenue for trust services was up 13.6% and 6.2% versus the prior year, respectively, also achieved through new client relationships and the investment of additional assets by established clients. In comparison to the second quarter in the prior year, EAM and CISI revenues were down due to softer demand for their traditional investment products. Year-to-date, CISI has increased 3.5% as compared to the first half of 2004, while EAM was down slightly for the same period.

The ratio of non-interest income to operating income (FTE basis) was 29.6% for the quarter and 26.7% for the year-to-date period as compared to 21.0% and 21.1% for the comparable periods in 2004. Excluding net security gains, the ratio of non-interest income to operating income (FTE basis) was 22.4% and 21.9% for the second quarter and YTD periods of 2005, respectively, as compared to 20.8% and 21.0% for the comparable periods in 2004.

Operating Expenses

Table 5 below sets forth the quarterly and year-to-date results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 5: Operating Expenses

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                  --------------------      --------------------
            (000's omitted)                         2005         2004         2005         2004
            ----------------------------------------------------------      --------------------
            Salaries and employee benefits        $16,212      $15,392      $32,378      $30,559
            Occupancy                               2,685        2,500        5,717        5,130
            Equipment and furniture                 2,170        2,150        4,304        4,302
            Legal and professional fees             1,112          970        2,313        1,967
            Data processing                         1,824        1,924        3,534        3,804
            Amortization of intangible assets       1,984        1,759        3,968        3,398
            Office supplies                           539          577        1,124        1,098
            Foreclosed property                       501          212          765          443
            Acquisition expenses                        6          411           47        1,381
            Other                                   4,167        3,880        8,081        7,449
            ----------------------------------------------------------      --------------------
              Total operating expenses            $31,200      $29,775      $62,231      $59,531
            ==========================================================      ====================

            Operating expenses/average assets        2.91%        2.89%        2.89%        3.00%
            Efficiency ratio                         57.2%        53.2%        56.1%        53.8%

As shown in Table 5, second quarter 2005 operating expenses were $31.2 million, up $1.4 million or 4.8% from the prior year level, and year-to-date operating expenses of $62.2 million rose $2.7 million or 4.5% compared to 2004. The increases for both periods were primarily attributable to higher personnel and occupancy costs, amortization of intangibles and business development expenses. Additionally, in the second quarter of 2005 higher costs were incurred related to the disposal of several foreclosed properties. Offsetting these increases is a $0.4 million and $1.3 million decrease in acquisition expenses for the second quarter and YTD 2005 periods, respectively. In the first quarter of 2004 expenses of $0.9 million relating to an acquisition in a prior year were recorded. Recurring operating expenses (excluding acquisition expenses) were up 6.2% and 6.9% for the second quarter and the first six months of 2005 versus the equivalent prior year periods, respectively. The second quarter and YTD increases in recurring operating expenses were mainly attributable to the acquisitions of First Heritage and Dansville in the second and fourth quarters of 2004, respectively, which affected virtually all expense categories. The $0.8 million and $1.8 million rise in personnel expenses for the second quarter and YTD period in comparison to the prior year were also impacted by merit increases. In addition, business development expenses, which are included in other expenses, increased $0.3 million for the quarter and $0.4 million for the YTD period, due to a more robust marketing strategy.

The Company's efficiency ratio (recurring operating expense excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) was 57.2% for the second quarter, four percentage points above the comparable quarter of 2004. This resulted from operating expenses (as described above) increasing 5.8% primarily due to acquisitions and higher personnel costs, while recurring operating income decreased 1.6% due to a lower net interest margin. The efficiency ratio of 56.1% for the first half of 2005 was up 2.3 basis points from a year earlier due to core operating expenses increasing 6.3% while recurring operating income grew at a lesser, 2.0% pace.

Income Taxes

The second quarter effective income tax rate was 26.1%, a slight increase from the 25.5% rate used in the second quarter of 2004. The YTD effective tax rate was 25.5% as compared to 24.8% for the first half of 2004. The increased effective tax rate for 2005 was principally a result of a lower proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.5 billion at the end of the second quarter, a decrease of $78 million from December 31, 2004 and June 30, 2004. The book value (excluding unrealized gains) of investments was down $68 million from year-end 2004 and down $97 million versus June 30, 2004. The decrease in the portfolio was the result of the decision to sell certain securities and not fully reinvest cash flows from maturing securities to take advantage of market conditions to shorten the average life of the portfolio and maximize the expected total return. As a result, the expected life-to-maturity of the portfolio was reduced from 7.0 years at June 30, 2004 to 5.0 years at the end of the current quarter. The overall mix of securities within the portfolio remained relatively consistent, with a slight decline in the proportion of U.S. treasury and agency securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the portfolio at a point in time. Net unrealized gains decreased by $10.1 million and increased by $19.2 million since December 31, 2004 and June 30, 2004, respectively. This fluctuation is indicative of the interest rate movements during the respective time periods and the decrease in the portfolio.

                              Table 6: Investments

                                                           June 30, 2005           December 31, 2004           June 30, 2004
                                                     ------------------------  ------------------------  ------------------------
                                                      Amortized                 Amortized                 Amortized
                                                      Cost/Book       Fair      Cost/Book       Fair      Cost/Book       Fair
(000's omitted)                                         Value         Value       Value         Value       Value         Value
---------------------------------------------------  ------------------------  ------------------------  ------------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                $  127,418    $  127,899  $  127,490    $  125,906  $  127,563    $  121,957
  Obligations of state and political subdivisions         5,257         5,301       6,576         6,694       7,653         7,773
  Other securities                                        9,471         9,471       3,578         3,578       3,577         3,577
---------------------------------------------------  ------------------------  ------------------------  ------------------------
     Total held-to-maturity portfolio                   142,146       142,671     137,644       136,178     138,793       133,307
---------------------------------------------------  ------------------------  ------------------------  ------------------------

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                   577,103       597,548     630,058       650,767     637,166       646,271
  Obligations of state and political subdivisions       525,463       547,373     545,698       573,551     543,574       555,393
  Corporate securities                                   35,815        36,941      40,443        43,898      42,177        43,552
  Collateralized mortgage obligations                    82,301        82,893      70,986        72,444      82,003        84,205
  Mortgage-backed securities                             51,483        53,144      50,347        52,664      60,182        62,257
---------------------------------------------------  ------------------------  ------------------------  ------------------------
     Sub-total                                        1,272,165     1,317,899   1,337,532     1,393,324   1,365,102     1,391,678
  Equity securities                                      46,228        46,228      53,371        53,371      53,882        53,882
---------------------------------------------------  ------------------------  ------------------------  ------------------------
     Total available-for-sale portfolio               1,318,393     1,364,127   1,390,903     1,446,695   1,418,984     1,445,560
Net unrealized gain on available-for-sale portfolio      45,734             0      55,792             0      26,576             0
---------------------------------------------------  ------------------------  ------------------------  ------------------------
     Total                                           $1,506,273    $1,506,798  $1,584,339    $1,582,873  $1,584,353    $1,578,867
===================================================  ========================  ========================  ========================

Loans

As shown in Table 7, loans ended the second quarter at $2.4 billion, up $20 million (0.9%) year-to-date and up $32 million (1.4%) versus one year earlier. All of the loan growth for both periods was produced in the consumer mortgage and consumer installment portfolios. Consistent with prior years, the Company experienced softness within our lending portfolio in the first quarter, due principally to seasonal (weather-related) trends and demands. In the second quarter, loans increased $44.5 million with increases in the consumer installment portfolio ($35.9 million), business portfolio ($7.4 million) and consumer mortgage portfolio ($1.2 million).

                                 Table 7: Loans

            (000's omitted)           June 30, 2005       December 31, 2004       June 30, 2004
            ------------------------------------------    ------------------    ------------------
            Consumer mortgage       $  803,127     34%    $  801,412     34%    $  780,550     33%
            Business lending           824,007     35%       831,244     35%       853,034     36%
            Consumer installment       751,766     31%       725,837     31%       713,151     31%
            ------------------------------------------    ------------------    ------------------
              Total loans           $2,378,900    100%    $2,358,493    100%    $2,346,735    100%
            ==========================================    ==================    ==================

Total consumer mortgages increased $23 million year-over year and $2 million in the first six months of 2005. Over the last several years, record levels of refinancing activity were driven by mortgage rates that were at or near 40-year lows. Consumer mortgages growth slowed in the first quarter of 2005 as the pace of refinancings slowed after an extended period of elevated demand in the low-rate environment. The growth for both the twelve and six-month time frames were derived principally from activity in the New York markets.

Business lending increased $7.4 million in the second quarter, after experiencing declines (excluding acquisitions) in the last three quarters. This growth was from the New York market, while the Pennsylvania market was essentially flat. Despite the increase in the second quarter, business lending declined $7.2 million in the first six months of 2005 and was down $29 million from one year ago. These results were impacted by competitive economic conditions in our primary markets as well as seasonal factors and the planned payoff of an $8 million relationship in Pennsylvania during the first quarter of 2005.

Consumer installment loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships as well as branch originated home equity and installment loans, rose $25.9 million (3.6%) over the last six months and $38.6 million (5.4%) on a year-over-year basis. Continued low interest rates (by historical standards), aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive strong growth in this segment over the last two years. Consumer installment loans increased in both the New York and Pennsylvania markets during the six-month and year over year time frames.

Asset Quality

Table 8 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending June 30, 2005 and 2004 and December 31, 2004.

                         Table 8: Non-performing Assets

                                                                               June 30,     December 31,     June 30,
            (000's omitted, except ratios)                                       2005           2004           2004
            -------------------------------------------------------------      --------     ------------     --------
            Non-accrual loans                                                   $12,455        $11,798        $11,142
            Accruing loans 90+ days delinquent                                      898          1,158          1,234
            Restructured loans                                                        0              0            856
            -------------------------------------------------------------      --------     ------------     --------
                 Total non-performing loans                                      13,353         12,956         13,232
            Other real estate                                                       684          1,645          1,044
            -------------------------------------------------------------      --------     ------------     --------
                 Total non-performing assets                                    $14,037        $14,601        $14,276
            =============================================================      ========     ============     ========

            Allowance for loan losses to total loans                               1.35%          1.35%          1.37%
            Allowance for loan losses to non-performing loans                       240%           245%           242%
            Non-performing loans to total loans                                    0.56%          0.55%          0.56%
            Non-performing assets to total loans and other real estate             0.59%          0.62%          0.61%
            Delinquent loans (30 days old to non-accruing) to total loans          1.32%          1.45%          1.50%
            Net charge-offs to average loans outstanding (quarterly)               0.34%          0.49%          0.26%
            Loan loss provision to net charge-offs (quarterly)                      106%            72%           160%

As displayed in Table 8, non-performing loans at June 30, 2005 were $13.4 million, an increase of $0.4 million versus year-end 2004 and slightly above the level at the end of the second quarter 2004. During the second quarter of 2005, $2.7 million of non-performing consumer mortgages were sold. Offsetting this decrease was the movement of one large floor plan relationship into non-performing status. Total non-performing assets including other real estate decreased $0.2 million from one-year ago and decreased $0.6 million from year-end 2004, the decrease being the result of disposing of several other real estate properties.

Non-performing loans were 0.56% of total loans outstanding at the end of the second quarter consistent with the 0.55% at year-end 2004 and 0.56% at June 30, 2004. The allowance for loan losses to non-performing loans ratio, a general measure of coverage adequacy, was 240% at the end of the second quarter compared to 245% at year-end 2004 and 242% at June 30, 2004.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.32% at the end of the second quarter, a 13 basis-point decrease from year-end 2004 and 18 basis points below the 1.50% delinquency ratio at June 30, 2004. Real estate and installment loan delinquency ratios at the end of the second quarter improved in comparison to both of the earlier periods. Commercial loan delinquency ratios improved from the second quarter of 2004, but declined from the fourth quarter of 2004. The current delinquency level at the end of the quarter was 26 basis points below the Company's average of 1.58% over the previous eight quarters.

                   Table 9: Allowance for Loan Losses Activity

                                                                  Three Months Ended         Six Months Ended
                                                                       June 30,                  June 30,
                                                                 --------------------      --------------------
            (000's omitted, except ratios)                         2005         2004         2005         2004
            ---------------------------------------------------------------------------------------------------
            Allowance for loan losses at beginning of period     $31,898      $28,821      $31,778      $29,095
            Charge-offs:
              Business lending                                       854          613        1,561        1,732
              Consumer mortgage                                      274           34          297          130
              Consumer installment                                 1,882        1,840        3,597        3,649
            ---------------------------------------------------------------------------------------------------
                 Total charge-offs                                 3,010        2,487        5,455        5,511
            Recoveries:
              Business lending                                       330          437          371          579
              Consumer mortgage                                       22           10           29           22
              Consumer installment                                   637          602        1,279        1,148
            ---------------------------------------------------------------------------------------------------
                 Total recoveries                                    989        1,049        1,679        1,749
            ---------------------------------------------------------------------------------------------------
            Net charge-offs                                        2,021        1,438        3,776        3,762
            Provision for loan losses                              2,134        2,300        4,009        4,350
            Allowance on acquired loans                                0        2,357            0        2,357
            ---------------------------------------------------------------------------------------------------
            Allowance for loan losses at end of period           $32,011      $32,040      $32,011      $32,040
            ===================================================================================================

            Net charge-offs to average loans outstanding:
              Business lending                                      0.26%        0.09%        0.29%        0.32%
              Consumer mortgage                                     0.13%        0.01%        0.07%        0.03%
              Consumer installment                                  0.68%        0.71%        0.64%        0.72%
              Total loans                                           0.34%        0.26%        0.32%        0.35%

As displayed in Table 9, net charge-offs during the second quarter were $2.0 million, $0.6 million higher than the equivalent 2004 period, as all loan classifications, business, consumer mortgage and consumer installment experienced increases. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.34%, eight basis points higher than the comparable quarter of 2004, and nine basis points lower than average charge off ratio for the previous eight quarters. The increase for the quarter was primarily due to an additional charge related to the sale of $2.7 million of non-performing consumer mortgages. On a year-to-date basis, net charge-offs increased less than $0.1 million, versus the prior year period, while average loans were up $0.2 million, resulting in a three basis point decline in the YTD net charge-off ratio to 0.32%

The business lending net charge-off ratio for the quarter increased 17 basis points to 0.26% and on a year to date basis declined three basis points to 0.29% from the comparable periods in the prior year. The quarterly fluctuation is a result of lower than average net charges-offs in the second quarter of the prior year. The consumer mortgage net charge-off ratio increased twelve basis points from the same period in 2004 mostly as a result of the previously mentioned sale of non-performing mortgages. The net charge off ratio for consumer installments was 0.68% and 0.64% for the second quarter and first six months of 2005, respectively; lower than the average for the last eight quarters of 0.72%.

A required loan loss allowance of $32.0 million was determined as of June 30, 2005, necessitating a $2.1 million loan loss provision for the quarter, compared to $2.3 million one year earlier. The second quarter 2005 loan loss provision was $0.1 million higher than net charge-offs mainly due to the slight increase in the charge-off level in the quarter. The allowance for loan losses decreased slightly over the last 12 months, while the loan portfolio grew 1.4%. Consequently, the ratio of allowance for loan loss to loans outstanding decreased from 1.37% to 1.35%, which was consistent with the level at December 31, 2004.

Deposits

As shown in Table 10, average deposits of $2.974 billion in the second quarter were up $34 million compared to fourth quarter 2004 and increased $103 million versus the same quarter of last year. Deposits totaling $33 million and $212 million were added as a result of the acquisitions of Dansville in December 2004 and First Heritage in May 2004, respectively.

In 2004 and continuing into 2005, the deposit mix shifted towards demand deposits and more liquid interest-bearing deposits (money market accounts). This shift in deposit mix may have reflected customers' rising rate expectations and consequently their unwillingness to be locked into rates and products for extended periods of time. New product introductions, proactive marketing and increased yields on money market accounts in the first half of the year resulted in the average balances for money market accounts increasing from 10.6% of the total deposits to 11.7% of total deposits. This shift in mix, combined with increasing interest rates on money market and time deposit accounts increased the quarterly cost of deposits from 1.49% at December 31, 2004 to 1.73% at June 30, 2005 compared to 1.48% at June 30, 2004.

Excluding the impact of acquisitions, average IPC (individuals and businesses) second quarter deposits decreased $14.7 million or 0.6% versus December 31, 2004 and were down $43.3 million or 1.7% compared to the year earlier period, mostly reflecting the competitive conditions in our primary markets. Average public funds, excluding acquisitions, have increased $25.4 million or 14.3% and $11.0 million or 5.7% over the same periods. A decrease in IPC deposits and an inflow of public funds deposits in the first half of the year is a common seasonal fluctuation in our markets as payment of local property taxes shifts funds from one category to the other.

                           Table 10: Average Deposits

                                                 June 30,       December 31,       June 30,
            (000's omitted)                        2005             2004             2004
            -----------------------------       ----------      ------------      ----------
            Demand deposits                     $  591,650       $  584,223       $  550,683
            Interest checking deposits             311,932          309,817          301,509
            Savings deposits                       518,463          542,954          516,507
            Money market deposits                  349,382          312,317          304,451
            Time deposits                        1,202,087        1,189,729        1,197,563
            -----------------------------       ----------       ----------       ----------
              Total deposits                    $2,973,514       $2,939,040       $2,870,713
            =============================       ==========       ==========       ==========

            IPC deposits                        $2,767,250       $2,759,269       $2,677,712
            Public fund deposits                   206,264          179,771          193,001
            -----------------------------       ----------       ----------       ----------
              Total deposits                    $2,973,514       $2,939,040       $2,870,713
            =============================       ==========       ==========       ==========

Borrowings

At the end of the second quarter, borrowings of $798 million were down $122 million from December 31, 2004 and down $135 million from the second quarter 2004 level. The reduction in borrowings over the last six months was the result of the decision to not fully reinvest the cash flows from sales and maturities of investments in the current flat yield curve environment.

Shareholders' Equity

On April 20, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1,500,000 of its shares, or approximately 5%, of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions over the course of the subsequent 20 months. All reacquired shares will become treasury shares and will be used for general corporate purposes. Through June 30, 2005, the Company has repurchased 141,901 shares at an aggregate cost of $3.4 million.

Total shareholders' equity equaled $473 million at the end of the second quarter, a decrease of $1.5 million from the balance at December 31, 2004. This change consisted of net income of $27.6 million, $3.2 million from shares issued under the employee stock plan, offset by a change in the after-tax market value adjustment on the available-for-sale investment portfolio of $6.1 million, dividends declared of $10.9 million and treasury stock purchases of $15.3 million. Over the past 12 months total shareholders' equity increased by $32 million, as net income, and increases in paid-in capital from shares issued under the employee stock plan more than offset dividends declared, treasury stock purchases, and a lower market value adjustment.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 7.14% at the end of the second quarter, up 20 basis points from year-end 2004 and 13 basis points higher than its level one year ago. These increases were primarily the result of increases in stockholders equity as discussed above, while average total assets have decreased slightly. The tangible equity-to-assets ratio of 5.99% increased 17 basis points versus year-end 2004 and 89 basis points versus June 30, 2004, for similar reasons.

The dividend payout ratio (dividends declared divided by net income) for the first half of 2005 was 39.5%, down 1.3 percentage points from one year ago. The ratio declined because dividends declared increased 14.7%, a lower percentage increase than the 18.5% growth in net income. The expansion of dividends declared was caused by the dividend per share being raised 12.5% in August 2004, from $0.16 to $0.18, offset by a 1.2% decrease in the number of shares outstanding.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of June 30, 2005, this ratio was 14.0% for both periods excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

o     Asset and liability levels using June 30, 2005 as a starting point.

o There are assumed to be conservative levels of balance sheet growth--low to mid single digit growth in loans and deposits, while using the cashflows from investment contractual maturities and prepayments to repay short-term capital market borrowings.

o The prime rate and federal funds rates are assumed to move up 200 basis points and down 100 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate, generally reflecting 10%-65% of the movement of the federal funds rate.

o Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

                      Net Interest Income Sensitivity Model

                                              Calculated annualized
                                             increase (decrease) in
                                             projected net interest
                    Change in interest               income
                          rates                 at June 30, 2005
                   ------------------------------------------------
                    + 200 basis points               (1.1%)
                    - 100 basis points               (0.3%)

The modeled net interest income in a falling rate environment is initially more favorable than if rates were to rise due to a faster initial reaction from core deposit pricing and short-term capital market borrowing rates. Over a longer time period, however, the growth in net interest income improves in a rising rate environment as a result of lower yielding earning assets running off and being replaced at increased rates.

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

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases during the second quarter 2005.

                                                 Total Number   Number of Shares
                 Number of       Average Price     of Shares     Remaining to be
             Shares Purchased      Per share       Purchased        Purchased
--------------------------------------------------------------------------------
April 2005              0          $    0.00              0         1,500,000
May 2005                0               0.00              0         1,500,000
June 2005         141,901              23.83        141,901         1,358,099
--------------------------------------------------------------------------------
  Total           141,901          $   23.83        141,901         1,358,099
================================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

At the annual meeting of the shareholders held on May 11, 2005, the shareholders elected four nominees of the Board of Directors.

                                    For          Against/Abstain         Unvoted
                                 -----------------------------------------------
Brian R. Ace                     25,176,885          135,706                0
Paul M. Cantwell, Jr.            24,538,802          773,789                0
William M. Dempsey               24,604,222          708,369                0
Lee T. Hirschey                  24,954,916          357,675                0

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

Reports on Form 8-K:

o Form 8-K related to quarterly earnings press release was filed on July 26, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: August 5, 2005                    /s/ Sanford A. Belden
                                        ---------------------
                                        Sanford A. Belden, President, Chief
                                        Executive Officer and Director


Date: August 5, 2005                    /s/ Scott A. Kingsley
                                        ---------------------
                                        Scott A. Kingsley, Treasurer and Chief
                                        Financial Officer