Form 10-Q
period 2005-09-30
COMMUNITY BANK SYSTEM INC
filed 2005-11-04
CIK 723188

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005
                        Commission file number 001-13695

            =========================================================
                [LOGO]
                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)
            =========================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
|X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock, $1.00 par value -29,942,199 shares outstanding as of
                                October 28, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

       Consolidated Statements of Condition
       September 30, 2005 and December 31, 2004 ...........................    3

       Consolidated Statements of Income
       Three and nine months ended September 30, 2005 and 2004 ............    4

       Consolidated Statement of Changes in Shareholders' Equity
       Nine months ended September 30, 2005 ...............................    5

       Consolidated Statements of Comprehensive Income
       Three and nine months ended September 30, 2005 and 2004 ............    6

       Consolidated Statements of Cash Flows
       Nine months ended September 30, 2005 and 2004 ......................    7

       Notes to the Consolidated Financial Statements
       September 30, 2005 .................................................    8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................   14

Item 3. Quantitative and Qualitative Disclosure about Market Risk .........   29

Item 4. Controls and Procedures ...........................................   30

Part II. Other Information

Item 1. Legal Proceedings .................................................   30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......   30

Item 3. Defaults Upon Senior Securities ...................................   30

Item 4. Submission of Matters to a Vote of Securities Holders .............   30

Item 5. Other Information .................................................   30

Item 6. Exhibits ..........................................................   31

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                  September 30,      December 31,
                                                                                       2005              2004
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          $   154,672       $   118,345

Available-for-sale investment securities                                             1,176,463         1,446,695
Held-to-maturity investment securities                                                 141,973           137,644
----------------------------------------------------------------------------------------------------------------
  Total investment securities (fair value of $1,316,224 and $1,582,873,              1,318,436         1,584,339
      respectively)

Loans                                                                                2,411,893         2,358,493
Allowance for loan losses                                                               32,460            31,778
----------------------------------------------------------------------------------------------------------------
  Net loans                                                                          2,379,433         2,326,715

Core deposit intangibles, net                                                           29,642            35,351
Goodwill                                                                               195,195           195,163
Other intangibles, net                                                                   1,645             1,986
----------------------------------------------------------------------------------------------------------------
  Intangible assets, net                                                               226,482           232,500

Premises and equipment, net                                                             65,299            63,510
Accrued interest receivable                                                             25,262            27,947
Other assets                                                                            43,080            40,475
----------------------------------------------------------------------------------------------------------------
     Total assets                                                                  $ 4,212,664       $ 4,393,831
================================================================================================================

Liabilities:
   Non-interest bearing deposits                                                   $   590,951       $   567,106
   Interest bearing deposits                                                         2,394,968         2,361,872
----------------------------------------------------------------------------------------------------------------
      Total deposits                                                                 2,985,919         2,928,978
  Federal funds purchased                                                               60,800            13,200
  Borrowings                                                                           565,351           826,865
  Subordinated debt held by unconsolidated subsidiary trusts                            80,488            80,446
  Accrued interest and other liabilities                                                59,656            69,714
----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               3,752,214         3,919,203
----------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note H)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued
  Common stock, $1.00 par value, 50,000,000 shares authorized;
     32,324,222 and 32,041,591 shares issued in 2005 and 2004, respectively             32,324            32,042
  Additional paid-in capital                                                           194,232           190,769
  Retained earnings                                                                    274,177           248,295
  Accumulated other comprehensive income                                                14,487            34,200
  Treasury stock, at cost (2,421,611 and 1,400,000 shares, respectively)               (54,416)          (30,199)
  Employee stock plan - unearned                                                          (354)             (479)
----------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                        460,450           474,628
----------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                    $ 4,212,664       $ 4,393,831
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                             Three Months Ended      Nine Months Ended
                                                                                September 30,          September 30,
                                                                            ---------------------   --------------------
                                                                              2005        2004        2005        2004
------------------------------------------------------------------------    ---------------------   --------------------
Interest income:
  Interest and fees on loans                                                $ 37,133    $ 35,267    $108,792    $101,043
  Interest and dividends on taxable investments                               11,213      13,895      37,708      39,266
  Interest and dividends on non-taxable investments                            5,724       6,061      17,576      16,971
------------------------------------------------------------------------    ---------------------   --------------------
     Total interest income                                                    54,070      55,223     164,076     157,280
------------------------------------------------------------------------    ---------------------   --------------------

Interest expense:
  Interest on deposits                                                        11,140       8,622      30,603      25,777
  Interest on borrowings                                                       6,271       6,084      19,860      14,791
  Interest on subordinated debt held by unconsolidated subsidiary trusts       1,715       1,460       4,911       4,244
------------------------------------------------------------------------    ---------------------   --------------------
     Total interest expense                                                   19,126      16,166      55,374      44,812
------------------------------------------------------------------------    ---------------------   --------------------

Net interest income                                                           34,944      39,057     108,702     112,468
Less:  provision for loan losses                                               2,275       2,300       6,284       6,650
------------------------------------------------------------------------    ---------------------   --------------------
Net interest income after provision for loan losses                           32,669      36,757     102,418     105,818
------------------------------------------------------------------------    ---------------------   --------------------

Non-interest income:
  Deposit service fees                                                         7,237       6,755      20,017      18,713
  Other banking services                                                       1,411       1,136       2,177       2,059
  Trust, investment and asset management fees                                  1,823       1,974       5,463       5,793
  Benefit plan administration, consulting and actuarial fees                   2,767       2,299       8,256       6,903
  Gain on sales of investment securities                                       5,305           0      12,195         145
------------------------------------------------------------------------    ---------------------   --------------------
Total non-interest income                                                     18,543      12,164      48,108      33,613
------------------------------------------------------------------------    ---------------------   --------------------

Operating expenses:
  Salaries and employee benefits                                              16,458      15,638      48,836      46,197
  Occupancy                                                                    2,739       2,570       8,456       7,700
  Equipment and furniture                                                      2,304       2,143       6,608       6,445
  Amortization of intangible assets                                            1,553       2,003       5,521       5,401
  Legal and professional fees                                                    993       1,003       3,306       2,970
  Data processing                                                              1,841       1,973       5,375       5,777
  Office supplies                                                                641         613       1,765       1,711
  Acquisition expenses                                                             1          53          48       1,434
  Other                                                                        4,197       3,930      13,043      11,822
------------------------------------------------------------------------    ---------------------   --------------------
     Total operating expenses                                                 30,727      29,926      92,958      89,457
------------------------------------------------------------------------    ---------------------   --------------------

Income before income taxes                                                    20,485      18,995      57,568      49,974
Income taxes                                                                   5,621       4,761      15,089      12,444
------------------------------------------------------------------------    ---------------------   --------------------
Net income                                                                  $ 14,864    $ 14,234    $ 42,479    $ 37,530
========================================================================    =====================   ====================

Basic earnings per share                                                    $   0.49    $   0.47    $   1.40    $   1.27
Diluted earnings per share                                                  $   0.48    $   0.45    $   1.37    $   1.23
Dividends declared per share                                                $   0.19    $   0.18    $   0.55    $   0.50

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Nine Months Ended September 30, 2005
(In Thousands, Except Share Data)

                                               Common Stock                            Accumulated
                                          ---------------------  Additional                Other                Employee
                                             Shares      Amount   Paid-In   Retained  Comprehensive  Treasury  Stock Plan
                                          Outstanding    Issued   Capital   Earnings      Income       Stock   -Unearned    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004              30,641,591    $32,042  $190,769   $248,295     $34,200     ($30,199)   ($479)    $474,628

Net income                                                                    42,479                                         42,479

Other comprehensive loss, net of tax                                                     (19,713)                           (19,713)

Dividends declared:
  Common, $0.55 per share                                                    (16,597)                                       (16,597)

Common stock issued under employee stock
  plan, including tax benefits of $951       282,631        282     3,463                                          125        3,870

Treasury stock purchased                  (1,021,611)                                                 (24,217)              (24,217)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005             29,902,611    $32,324  $194,232   $274,177     $14,487     ($54,416)   ($354)    $460,450
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                               Three Months Ended           Nine Months Ended
                                                                                  September 30,               September 30,
                                                                             -----------------------     -----------------------
                                                                                2005          2004          2005          2004
-------------------------------------------------------------------------    -----------------------     -----------------------
Other comprehensive (loss) income, before tax:
  Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period                  ($16,842)    $  35,415      ($20,010)    $   3,241
     Reclassification adjustment for gains included in net income               (5,305)            0       (12,195)         (145)
-------------------------------------------------------------------------    -----------------------     -----------------------
Other comprehensive (loss) income, before tax                                  (22,147)       35,415       (32,205)        3,096
Income tax benefit (expense) related to other comprehensive (loss) income        8,546       (13,703)       12,492        (1,054)
-------------------------------------------------------------------------    -----------------------     -----------------------
Other comprehensive (loss) income, net of tax                                  (13,601)       21,712       (19,713)        2,042
Net income                                                                      14,864        14,234        42,479        37,530
-------------------------------------------------------------------------    -----------------------     -----------------------
Comprehensive income                                                         $   1,263     $  35,946     $  22,766     $  39,572
=========================================================================    =======================     =======================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                             Nine Months
                                                                                        Ended September 30,
                                                                                      -----------------------
                                                                                         2005          2004
-------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                          $  42,479     $  37,530
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                         6,412         5,985
     Amortization of intangible assets                                                    5,521         5,401
     Net amortization of premiums and discounts on securities and loans                     772         1,106
     Amortization of unearned compensation and discount on subordinated debt                230           244
     Provision for loan losses                                                            6,284         6,650
     Gain on sales of investment securities                                             (12,195)         (145)
     (Gain) loss on loans and other assets                                                  (40)          211
     Change in other operating assets and liabilities                                     3,783         5,560
-------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                              53,246        62,542
-------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                       310,336        41,490
  Proceeds from maturities of held-to-maturity investment securities                      3,855         3,937
  Proceeds from maturities of available-for-sale investment securities                   98,097       115,655
  Purchases of held-to-maturity investment securities                                    (8,294)       (3,035)
  Purchases of available-for-sale investment securities                                (158,888)     (387,391)
  Net increase in loans outstanding                                                     (58,269)      (44,220)
  Cash received from acquisition (net of cash paid of $7,023)                                 0           409
  Capital expenditures                                                                   (8,166)       (5,461)
-------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                                   178,671      (278,616)
-------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand deposits, checking, savings and money market deposits             12,245        24,679
  Net change in time deposits                                                            44,696       (43,143)
  Net change in federal funds purchased                                                  47,600        13,700
  Net change in short-term borrowings                                                  (362,000)      101,528
  Proceeds from long-term borrowings (net of payments of $227 and $112)                  99,773       168,930
  Issuance of common stock                                                                2,738         4,611
  Purchase of treasury stock                                                            (24,217)      (21,709)
  Cash dividends paid                                                                   (16,425)      (14,044)
  Other financing activities                                                                  0           (72)
-------------------------------------------------------------------------------------------------------------
     Net cash (used) provided by financing activities                                  (195,590)      234,480
-------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                      36,327        18,406
  Cash and cash equivalents at beginning of year                                        118,345       103,923
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $ 154,672     $ 122,329
=============================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                              $  54,054     $  43,335
  Cash paid for income taxes                                                          $  10,446     $   8,889
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                       $   5,687     $   5,499
  Gross change in unrealized gains on available-for-sale investment securities         ($32,205)    $   3,096
  Acquisitions:
     Fair value of assets acquired, excluding acquired cash and intangibles           $       0     $ 252,119
     Fair value of liabilities assumed                                                $       0     $ 235,511
     Common stock and options issued                                                  $       0     $  54,719

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE A: BASIS OF PRESENTATION

The interim financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B: OTHER MATTERS

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. Through September 30, 2005, the Company has repurchased against this authorization 521,611 shares at an aggregate cost of $12.3 million and an average price per share of $23.58. The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

                                                        2005          2004
--------------------------------------------------------------------------------
Weighted-average expected life (in years)               7.76              7.78
Future dividend yield                                   3.00%             3.00%
Share price volatility                                 26.78%    25.47 - 26.88%
Weighted average risk-free interest rate                4.17%      4.02 - 4.45%
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

                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
                                                           -------------------------------------------
(000's omitted except per share amounts)                     2005        2004        2005        2004
------------------------------------------------------------------------------------------------------
Net income, as reported                                    $14,864     $14,234     $42,479     $37,530
Plus: stock-based compensation expense determined under
  intrinsic method, net of tax                                  41          63         116         124
Less: stock-based compensation expense determined under
  fair value method, net of tax                               (332)       (269)     (1,224)       (955)
------------------------------------------------------------------------------------------------------
     Pro forma net income                                  $14,573     $14,028     $41,371     $36,699
======================================================================================================

Earnings per share:
   As reported:
      Basic                                                $  0.49     $  0.47     $  1.40     $  1.27
      Diluted                                              $  0.48     $  0.45     $  1.37     $  1.23
   Pro forma:
      Basic                                                $  0.48     $  0.46     $  1.36     $  1.24
      Diluted                                              $  0.47     $  0.44     $  1.34     $  1.20

As of September 30, 2005 there were 2,512,000 stock options outstanding.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. In April 2005, the Securities and Exchange Commission approved a new rule which delays the effective date of SFAS 123R. The provisions of this statement will become effective January 1, 2006 for all equity awards granted or vested after the effective date. Management does not expect the impact of the adoption of this pronouncement to be materially different from the pro forma impacts disclosed under SFAS No. 123.

NOTE D: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 831,101 anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2005 compared to 429,114 and 433,622 anti-dilutive stock options outstanding for the three and nine months ended September 30, 2004. The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

                                                                    Per Share
(000's omitted, except per share data)      Income       Shares       Amount
------------------------------------------------------------------------------
Three Months Ended September 30, 2005
  Basic EPS                                $14,864       30,178      $  0.49
  Stock options                                             534
---------------------------------------------------------------
     Diluted EPS                           $14,864       30,712      $  0.48
===============================================================

Three Months Ended September 30, 2004
  Basic EPS                                $14,234       30,580      $  0.47
  Stock options                                             965
---------------------------------------------------------------
     Diluted EPS                           $14,234       31,545      $  0.45
===============================================================

Nine Months Ended September 30,2005
  Basic EPS                                $42,479       30,385      $  1.40
  Stock options                                             562
---------------------------------------------------------------
     Diluted EPS                           $42,479       30,947      $  1.37
===============================================================

Nine Months Ended September 30,2004
  Basic EPS                                $37,530       29,664      $  1.27
  Stock options                                             933
---------------------------------------------------------------
     Diluted EPS                           $37,530       30,597      $  1.23
===============================================================

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                              As of September 30, 2005                   As of December 31, 2004
                                       -------------------------------------      -------------------------------------
                                         Gross                        Net           Gross                        Net
                                       Carrying     Accumulated     Carrying      Carrying     Accumulated     Carrying
(000's omitted)                         Amount     Amortization      Amount        Amount     Amortization      Amount
---------------------------------      -------------------------------------      -------------------------------------
Amortizing intangible assets:
  Core deposit intangibles             $ 63,162      ($33,520)      $ 29,642      $ 63,691      ($28,340)      $ 35,351
  Other intangibles                       2,750        (1,105)         1,645         2,750          (764)         1,986
---------------------------------      -------------------------------------      -------------------------------------
     Total amortizing intangibles        65,912       (34,625)        31,287        66,441       (29,104)        37,337
Non-amortizing intangible assets:
  Goodwill                              195,195             0        195,195       195,163             0        195,163
---------------------------------      -------------------------------------      -------------------------------------
     Total intangible assets, net      $261,107      ($34,625)      $226,482      $261,604      ($29,104)      $232,500
=================================      =====================================      =====================================

The changes in the gross carrying amount of core deposit and goodwill relate to the 2004 branch acquisition in Dansville, NY. No goodwill impairment adjustments were recognized in 2005 or 2004.

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)     Amount
---------------------------
   Oct-Dec 2005    $ 1,604
           2006      5,944
           2007      5,569
           2008      5,262
           2009      4,777
     Thereafter      8,131
----------------   --------
          Total    $31,287
================   ========

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

     Issuance                                                  Maturity
       Date         Amount            Interest Rate              Date         Call Provision                   Call Price
------------------------------------------------------------------------------------------------------------------------------------
I     2/3/1997    $30 million                           9.75%  2/03/2027  10 year beginning 2007  104.5400% declining to par in 2017
II   7/16/2001    $25 million  6 month LIBOR plus 3.75%(7.67%) 7/16/2031   5 year beginning 2006  107.6875% declining to par in 2011
III  7/31/2001  $24.5 million  3 month LIBOR plus 3.58%(7.27%) 7/31/2031   5 year beginning 2006  107.5000% declining to par in 2011
====================================================================================================================================

NOTE G: BENEFIT PLANS

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides supplemental pension retirement benefits for several current and former key employees. The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits. The net periodic benefit cost for the three and nine months ended September 30 is as follows:

                                                      Pension Benefits                           Post-retirement Benefits
                                         -------------------------------------------     ----------------------------------------
                                         Three Months Ended       Nine Months Ended      Three Months Ended    Nine Months Ended
                                            September 30,           September 30,           September 30,        September 30,
                                         -------------------     -------------------     ------------------    ------------------
(000's omitted)                            2005        2004        2005        2004        2005       2004       2005       2004
------------------------------------------------------------     -------------------     ------------------    ------------------
Service cost                             $   641     $   568     $ 1,922     $ 1,703     $   110    $    78    $   330    $   233
Interest cost                                651         631       1,953       1,892         104         81        311        244
Expected return on plan assets              (877)       (790)     (2,631)     (2,371)          0          0          0          0
Net amortization and deferral                318         262         953         788          19          9         58         28
Amortization of prior service cost            29          73          89         219          28          8         82         22
Amortization of transition obligation          0           0           0           0          10         10         31         31
------------------------------------------------------------     -------------------     ------------------    ------------------
Net periodic benefit cost                $   762     $   744     $ 2,286     $ 2,231     $   271    $   186    $   812    $   558
============================================================     ===================     ==================    ==================

During the third quarter 2005 the Company contributed $6.8 million to the pension plan. The Company does not anticipate making any further contributions in the fourth quarter.

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

The contract amount of commitment and contingencies are as follows:

                                                September 30,       December 31,
(000's omitted)                                     2005                2004
--------------------------------------------------------------------------------
Commitments to extend credit                      $441,874            $429,751
Standby letters of credit                           24,826              22,948
--------------------------------------------------------------------------------
     Total                                        $466,700            $452,699
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company" or "CBSI") as of and for the three and nine months ended September 30, 2005 and 2004, although in some circumstances the second quarter of 2005 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term "this year" refers to results in calendar year 2005, "third quarter" refers to the quarter ended September 30, 2005, "year to date" or ("YTD") refers to the nine months ended September 30, 2005, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

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

A summary of the accounting policies used by management is disclosed in Note A, "Summary of Significant Accounting Policies" on pages 43-48 of the most recent Form 10-KA (fiscal year ended December 31, 2004).

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

Third quarter and September year-to-date ("YTD") earnings per share were $0.03 and $0.14, above their respective prior year periods, driven by organic loan growth, higher non-interest income including security gains, improved asset quality and lower acquisition expenses. These were partially offset by higher recurring operating expenses, a higher cost of funds, and a higher effective tax rate. In the quarter, the Company continued to make progress on its objective of shortening the average life of its investment portfolio, generating an $0.11 per share after-tax gain through the sale of securities that had optimized their total return and interest-rate sensitivity characteristics. Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets) were $0.52 versus $0.49 for the prior year's third quarter.

Asset quality remained strong in the third quarter of 2005 in comparison to the same period last year, with reductions in non-performing loans and consistent net charge-off and delinquent loan ratios. The Company experienced year-over-year loan growth in consumer mortgage and consumer installment lending on an organic basis. The business lending portfolio declined primarily due to significant declines in automotive dealer floor plans, a result of the robust manufacturer incentive programs in effect during the quarter and the seasonal transition to a new model-year. The investment portfolio decreased $248 million and $234 million as compared to the third quarter of 2004 and December 31, 2004, respectively. At September 30, 2005 total deposits increased $67 million from September 30, 2004's level and $57 million since December 31, 2004, and borrowings, principally short-term and variable rate instruments, decreased $265 million and $214 million during the same time periods.

The Company completed the following two acquisitions in 2004: (1) First Heritage Bank, a $275 million-asset three branch commercial bank based in Wilkes-Barre, PA acquired in May, and (2) a bank branch in Dansville, NY, from HSBC Bank USA, N.A., acquired in December with deposits of $32.6 million.

Net Income and Profitability

As shown in Table 2, earnings per share for the third quarter and September YTD of $0.48 and $1.37, respectively, was $0.03 and $0.14 higher than the EPS generated in the same periods of last year. Net income for the quarter of $14.9 million was up 4.4% over the third quarter of 2004 and net income of $42.5 million for the first nine months of 2005 increased 13.2% from the amount earned in the first nine months of 2004. Net interest income for the third quarter of $34.9 million was down $4.1 million or 10.5% from the comparable prior year period, while net interest income for the first nine months of 2005 of $108.7 million was down $3.8 million versus the first nine months of 2004. Third quarter non-interest income, including securities gains, was $18.5 million, up $6.4 million (52%) from the third quarter 2004. Year-to-date non-interest income of $48.1 million rose 43% from the prior year level. Operating expenses of $30.7 million for the quarter and $93.0 million for the first nine months of 2005 were up 2.7% and 3.9%, respectively, from the comparable prior year periods.

In addition to the earnings results presented above in accordance with generally accepted accounting principles ("GAAP"), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets. Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the third quarter and the first nine months of 2005 were $0.52 and $1.48, respectively, up 6.1% from the $0.49 earned in the third quarter of 2004 and 11.3% higher than the $1.33 generated in the first nine months of 2004.

As reflected in Table 2, the primary reasons for improved earnings for both periods were higher non-interest income including securities gains and a lower loan loss provision, offset by lower net interest income and higher operating expenses. The decrease in net interest income for the quarter was due to higher cost of funds and lower average investment balances, partially offset by organic loan growth. For the nine month period, the increase in the cost of funds more than offset the increase in average earning assets, derived primarily from the acquisitions of First Heritage and the Dansville branch and organic consumer mortgage and consumer installment loan growth. The improvement in asset quality metrics and change in the composition of the loan portfolio were the primary reasons for the decrease in loan loss provision, despite an increase in total loans. The increase in non-interest income, excluding security gains, was mostly attributable to a strong performance by the employee benefits consulting and plan administration business and additional banking service fees. These revenue improvements were partially offset by a growth in operating expenses resulting mostly from the acquisitions made in 2004, as well as higher compensation and benefit expenses.

A reconciliation of GAAP-based earnings results to cash-based earnings results and a condensed income statement are as follows:

          Table 1: Reconciliation of GAAP Net Income to Cash Net Income

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                --------------------    --------------------
(000's omitted)                                   2005        2004        2005        2004
-----------------------------------             --------------------    --------------------
Net income                                      $ 14,864    $ 14,234    $ 42,479    $ 37,530
After-tax cash adjustments:
  Amortization of intangible assets                  954       1,228       3,391       3,311
-----------------------------------             --------------------    --------------------
Net income - cash                               $ 15,818    $ 15,462    $ 45,870    $ 40,841
===================================             ====================    ====================

                       Table 2: Summary Income Statements

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                --------------------    --------------------
(000's omitted, except per share data)            2005        2004        2005        2004
--------------------------------------------    --------------------    --------------------
Net interest income                             $ 34,944    $ 39,057    $108,702    $112,468
Provision for loan losses                          2,275       2,300       6,284       6,650
Non-interest income including security gains      18,543      12,164      48,108      33,613
Operating expenses                                30,727      29,926      92,958      89,457
--------------------------------------------    --------------------    --------------------
Income before taxes                               20,485      18,995      57,568      49,974
Income taxes                                       5,621       4,761      15,089      12,444
--------------------------------------------    --------------------    --------------------
Net income                                      $ 14,864    $ 14,234    $ 42,479    $ 37,530
============================================    ====================    ====================

Diluted earnings per share                      $   0.48    $   0.45    $   1.37    $   1.23
Diluted earnings per share-cash (1)             $   0.52    $   0.49    $   1.48    $   1.33

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

As shown in Table 3, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for the third quarter 2005 was $38.5 million, down $4.4 million or 10.2% from the same period last year. A $153 million decrease in interest earning assets and a 29-basis point decrease in the net interest margin more than offset a $222 million decrease in average interest-earning liabilities. As reflected in Table 4, the volume and net interest margin changes mentioned above adversely impacted net interest income by $1.6 million and $2.7 million, respectively, for the third quarter 2005 as compared to the third quarter of 2004. September 2005 YTD net interest income of $119.5 million was down $3.7 million or 3.0% from the year-earlier period. An $82 million increase in average interest-bearing liabilities and a 31 basis point decline in the net interest margin had a greater negative effect than the benefits from a $157 million increase in average interest-earning assets. As reflected in Table 4, a lower net interest margin had a negative $8.8 million impact on net interest income, partially offset by interest-bearing asset and liability volume changes that resulted in $5.2 million more net interest income.

Higher third quarter average loan balances were attributable to $33 million of organic loan growth since the third quarter of 2004, driven principally by growth of consumer installment and consumer mortgage loans. The year-to-date average loan growth was attributable to $212 million of loans acquired in the First Heritage and Dansville transactions as well as the organic loan growth discussed above. Average investments for the third quarter were $188 million less than the third quarter of 2004 due principally to the sales made throughout 2005. Average YTD investments are consistent with the same period last year at $1.4 billion. Total average deposits were up 1.7% for the quarter as compared to the previous year principally due to organic deposit growth. Year-to-date average deposits were up 4.3% compared to the previous year-to-date period due to both organic growth and the deposits added in the First Heritage and Dansville acquisitions. Cash flows from the investment sales were used to pay down external borrowings throughout 2005, resulting in average quarterly borrowings being $241 million lower in the third quarter of 2005 as compared to the third quarter of 2004. Average borrowings for the year to date period increased $4.2 million in comparison to the year earlier period.

The net interest margin of 4.06% for the third quarter and 4.19% for the YTD period dropped 29 and 31 basis points, respectively, versus the same periods in the prior year. These declines were primarily attributable to increases in the cost of funds (quarter up 40 basis points, YTD up 32 basis points), due principally to the effect of the eight rate hikes (25 basis points each) by the Federal Reserve since last September, while earning assets yields changed minimally (quarter increased seven basis points, YTD no change). The changes in earning-asset yields were driven by declines in investment yields of 15 basis points for the quarter and 19 basis points for the YTD period, while loan yields increased 22 basis points for the quarter and 11 basis points for the year-to-date period. The decrease in investment yields was the result of the sale and maturity of certain investments, a portion of whose proceeds were used to lower borrowings versus reinvestment in the current flat yield curve environment.

The third quarter cost of funds increased 40 basis points due to a 41 basis point increase in deposit costs and a 131 basis point increase in the average interest rate paid on external borrowings. The increase in the YTD costs of funds was driven by a 22 basis point increase in deposit costs and borrowing rates that were up 95 basis points, as short-term interest rates had an impact on interest-bearing deposits and short-term borrowings.

Tables 3 and 3A below set forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.6% in 2005 and 38.7% in 2004. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans.

                    Table 3: Quarterly Average Balance Sheet

                                                                     Three Months Ended                    Three Months Ended
(000's omitted except yields and rates)                              September 30, 2005                    September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Avg.                                  Avg.
                                                             Average                 Yield/Rate    Average                Yield/Rate
                                                             Balance      Interest     Paid        Balance      Interest     Paid
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Time deposits in other banks                             $      951     $      4     1.67%     $      903     $      1     0.44%
  Taxable investment securities (2)                           840,872       11,581     5.46%      1,005,990       14,259     5.64%
  Non-taxable investment securities (2)                       523,301        8,753     6.64%        546,395        9,401     6.84%
  Loans (net of unearned discount)(1)                       2,397,472       37,265     6.17%      2,362,596       35,355     5.95%
                                                           -----------------------               -----------------------
     Total interest-earning assets                          3,762,596       57,603     6.07%      3,915,884       59,016     6.00%
Non-interest earning assets                                   468,195                               482,375
                                                           ----------                            ----------
     Total assets                                          $4,230,791                            $4,398,259
                                                           ==========                            ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits     $1,163,628        2,352     0.80%     $1,169,332        1,627     0.55%
  Time deposits                                             1,218,291        8,788     2.86%      1,193,700        6,995     2.33%
  Short-term borrowings                                       338,405        2,523     2.96%        512,074        2,150     1.67%
  Long-term borrowings                                        371,877        5,463     5.83%        439,423        5,394     4.88%
                                                           -----------------------               -----------------------
     Total interest-bearing liabilities                     3,092,201       19,126     2.45%      3,314,529       16,166     1.94%
Non-interest bearing liabilities:
  Demand deposits                                             607,621                               577,949
  Other liabilities                                            62,410                                53,982
Shareholders' equity                                          468,559                               451,799
                                                           ----------                            ----------
     Total liabilities and shareholders' equity            $4,230,791                            $4,398,259
                                                           ==========                            ==========

Net interest earnings                                                     $ 38,477                              $ 42,850
                                                                          ========                              ========
Net interest spread                                                                    3.62%                                 4.06%
Net interest margin on interest-earnings assets                                        4.06%                                 4.35%

Fully tax-equivalent adjustment                                           $  3,533                              $  3,793

(1)   The impact of interest not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

                  Table 3a: Year to Date Average Balance Sheet

                                                                      Nine Months Ended                     Nine Months Ended
(000's omitted except yields and rates)                              September 30, 2005                    September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Avg.                                  Avg.
                                                             Average                 Yield/Rate    Average                Yield/Rate
                                                             Balance      Interest     Paid        Balance      Interest     Paid
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Time deposits in other banks                             $      889     $     18     2.71%     $      779     $      3     0.51%
  Taxable investment securities (2)                           918,230       38,781     5.65%        924,020       40,378     5.84%
  Non-taxable investment securities (2)                       533,520       26,988     6.76%        502,255       26,323     7.00%
  Loans (net of unearned discount)(1)                       2,364,359      109,132     6.17%      2,232,746      101,331     6.06%
                                                           -----------------------               -----------------------
     Total interest-earning assets                          3,816,998      174,919     6.13%      3,659,800      168,035     6.13%
Non-interest earning assets                                   488,344                               469,624
                                                           ----------                            ----------
     Total assets                                          $4,305,342                            $4,129,424
                                                           ==========                            ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits     $1,175,152        6,493     0.74%     $1,115,642        4,683     0.56%
  Time deposits                                             1,206,555       24,110     2.67%      1,188,254       21,094     2.37%
  Short-term borrowings                                       412,141        9,301     3.02%        428,640        4,548     1.42%
  Long-term borrowings                                        383,113       15,470     5.40%        362,366       14,487     5.34%
                                                           -----------------------               -----------------------
     Total interest-bearing liabilities                     3,176,961       55,374     2.33%      3,094,902       44,812     1.93%
Non-interest bearing liabilities:
  Demand deposits                                             595,722                               549,933
  Other liabilities                                            63,174                                53,422
Shareholders' equity                                          469,485                               431,167
                                                           ----------                            ----------
     Total liabilities and shareholders' equity            $4,305,342                            $4,129,424
                                                           ==========                            ==========

Net interest earnings                                                     $119,545                              $123,223
                                                                          ========                              ========
Net interest spread                                                                    3.80%                                 4.20%
Net interest margin on interest-earnings assets                                        4.19%                                 4.50%

Fully tax-equivalent adjustment                                           $ 10,843                              $ 10,755

(1)   The impact of interest not recognized on non-accrual loans was immaterial.

(2) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

As discussed above and disclosed in Table 4 below, the quarterly and year-to-date change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                              Table 4: Rate/Volume

                                                          ---------------------------------       ---------------------------------
                                                             3rd Quarter 2005 versus 3rd          Nine Months Ended Sept. 30, 2005
                                                                     Quarter 2004                       versus Sept. 30, 2004
                                                          ---------------------------------       ---------------------------------
                                                              Increase (Decrease) Due to              Increase (Decrease) Due to
                                                                     Change in (1)                           Change in (1)
                                                          ---------------------------------       ---------------------------------
                                                                                      Net                                     Net
(000's omitted)                                            Volume         Rate       Change       Volume        Rate         Change
                                                          ---------------------------------       ---------------------------------
Interest earned on:
  Time deposits in other banks                                 $0           $3           $3           $0          $15           $15
  Taxable investment securities                            (2,284)        (394)      (2,678)        (252)      (1,345)       (1,597)
  Non-taxable investment securities                          (391)        (257)        (648)       1,602         (937)          665
  Loans (net of unearned discount)                            527        1,383        1,910        6,052        1,749         7,801
Total interest-earning assets (2)                         ($2,336)        $923      ($1,413)      $7,204        ($320)       $6,884

Interest paid on:
  Interest checking, savings and money market deposits        ($8)        $733         $725         $261       $1,549        $1,810
  Time deposits                                               147        1,646        1,793          329        2,687         3,016
  Short-term borrowings                                      (901)       1,274          373         (182)       4,935         4,753
  Long-term borrowings                                       (901)         970           69          837          146           983
Total interest-bearing liabilities (2)                    ($1,142)      $4,102       $2,960       $1,216       $9,346       $10,562

Net interest earnings (2)                                 ($1,637)     ($2,736)     ($4,373)      $5,152      ($8,830)      ($3,678)

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.

Non-interest Income

The Company's sources of non-interest income are as follows: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; retirement plan administration and employee benefit, actuarial and consulting services (BPA-Harbridge), trust services, investment and insurance products (Community Investment Services, Inc. or CISI) and investment management (Elias Asset Management or EAM); and periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of term debt.

                          Table 5: Non-interest Income

                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                                 --------------------      --------------------
(000's omitted)                                                    2005         2004         2005         2004
------------------------------------------------------------     --------------------      --------------------
  Deposit service charges and fees                               $ 5,742      $ 5,363      $16,035      $15,189
  Benefit plan administration, consulting and actuarial fees       2,767        2,299        8,256        6,903
  Trust, investment and asset management fees                      1,823        1,974        5,463        5,793
  Commissions and other                                            1,881        1,579        3,697        3,218
  Electronic banking                                                 736          758        2,064        1,913
  Mortgage banking                                                   289          191          398          452
------------------------------------------------------------     --------------------      --------------------
       Sub-total                                                  13,238       12,164       35,913       33,468
Gain on sales of investment securities                             5,305            0       12,195          145
------------------------------------------------------------     --------------------      --------------------
     Total non-interest income                                   $18,543      $12,164      $48,108      $33,613
============================================================     ====================      ====================

Non-interest income/total income (FTE)                              32.5%        22.1%        28.7%        21.4%

As displayed in Table 5, non-interest income (excluding securities gains) was $13.2 million in the third quarter and $35.9 million for the first nine months of 2005. This represented increases of $1.1 million (8.8%) for the quarter and $2.4 million (7.3%) for the YTD period in comparison to one year earlier. A majority of the growth in both time intervals was attributable to the $0.8 million and $1.4 million increases in recurring bank fees for the quarter and year-to-date periods, respectively. Benefit plan administration, consulting and actuarial fees were up 20.4% for the current quarter and 19.6% for the first nine months of 2005 versus year-earlier levels. Gain on the sale of investment securities increased $5.3 million and $12.2 million for the quarter and year-to-date periods, respectively, as the Company took advantage of market conditions to sell certain securities in order to shorten the average length of the portfolio and maximize their expected total return. As a result, the expected life-to-maturity of the portfolio was reduced from 6.3 years at September 30, 2004 to 4.8 years at the end of the current quarter.

Electronic banking, deposit service charges and overdraft fees contributed $0.4 million and $1.0 million to the year-over-year increase in the quarter and YTD periods, respectively. This was due in large part to the incremental transaction volume generated from the accounts added through the First Heritage and Dansville acquisitions, as well as several revenue enhancement initiatives implemented this year. In 2004, losses on the sale of fixed assets were incurred, contributing $0.2 million and $0.3 million to the quarterly and year-to-date increase in non-interest income.

A strong performance at BPA-Harbridge generated revenue growth of $0.5 million (20%) for the quarter and $1.4 million (20%) for the first nine months of 2005, achieved primarily through enhanced service offerings to both new and existing clients, a portion of which relates to new actuarial determinations required by certain state and federal healthcare programs. Third quarter and September YTD revenue for trust services was up 21% and 11% versus the prior year, respectively, also achieved through new client relationships and the investment of additional assets by established clients. In comparison to the third quarter and year-to-date periods in the prior year, EAM and CISI revenues were down due to softer demand for their investment products.

The ratio of non-interest income to total income (FTE basis) was 32.5% for the quarter and 28.7% for the year-to-date period as compared to 22.1% and 21.4% for the comparable periods in 2004. Excluding net security gains, the ratio of non-interest income to total income (FTE basis) was 25.6% and 23.1% for the third quarter and YTD periods of 2005, respectively, as compared to 22.1% and 21.4% for the comparable periods in 2004.

Operating Expenses

Table 6 below sets forth the quarterly and year-to-date results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                      --------------------      --------------------
(000's omitted)                         2005         2004         2005         2004
---------------------------------     --------------------      --------------------
Salaries and employee benefits        $16,458      $15,638      $48,836      $46,197
Occupancy                               2,739        2,570        8,456        7,700
Equipment and furniture                 2,304        2,143        6,608        6,445
Legal and professional fees               993        1,003        3,306        2,970
Data processing                         1,841        1,973        5,375        5,777
Amortization of intangible assets       1,553        2,003        5,521        5,401
Office supplies                           641          613        1,765        1,711
Foreclosed property                       157          178          922          621
Acquisition expenses                        1           53           48        1,434
Other                                   4,040        3,752       12,121       11,201
---------------------------------     --------------------      --------------------
  Total operating expenses            $30,727      $29,926      $92,958      $89,457
=================================     ====================      ====================

Operating expenses/average assets        2.88%        2.71%        2.89%        2.89%
Efficiency ratio                         56.4%        50.7%        56.2%        52.7%

As shown in Table 6, third quarter 2005 operating expenses were $30.7 million, up $0.8 million or 2.7% from the prior year level, and year-to-date operating expenses of $93.0 million rose $3.5 million or 3.9% compared to 2004. Recurring operating expenses (excluding acquisition expenses) were up 2.9% and 5.6% for the third quarter and the first nine months of 2005 versus the equivalent prior year periods, respectively. The increases for both periods were primarily attributable to increases in salaries and benefits at rates slightly above the consumer price index and higher equipment and occupancy costs related to rising utility costs and the opening of two new branches. Additionally, for the year to date period higher costs associated with business development due to a more robust marketing strategy and the disposal of several foreclosed properties were incurred during 2005 as compared to 2004. Offsetting these increases for the quarter, amortization of intangibles decreased $0.45 million due to the completion of amortization of core deposit intangibles from a late 1990's acquisition. For the year-to-date period acquisition related expenses decreased $1.4 million and data processing expenses remain below 2004's levels. The year-to-date increases in recurring operating expenses were also partially attributable to the acquisitions of First Heritage and Dansville in the second and fourth quarters of 2004, respectively, which affected virtually all expense categories.

The Company's efficiency ratio (recurring operating expense excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) was 56.4% for the third quarter, 5.7 percentage points above the comparable quarter of 2004. This resulted from operating expenses (as described above) increasing 4.7% primarily due to acquisitions and higher personnel costs, while recurring operating income decreased 6.0% mostly due to a lower net interest margin, partially offset by an 8.8% increase in non-interest income excluding security gains. The efficiency ratio of 56.2% for the first nine months of 2005 was up 3.5 basis points from a year earlier due to core operating expenses increasing 5.8%, while recurring operating income decreased 0.8% due to a lower net interest margin, partially offset by a 7.3% increase in non-interest income excluding security gains.

Income Taxes

The third quarter effective income tax rate was 27.4%, a 2.3 percentage point increase from the 25.1% rate used in the third quarter of 2004. The YTD effective tax rate was 26.2%, compared to 24.9% for the first nine months of 2004. The increased effective tax rate for 2005 was principally a result of a lower proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.32 billion at the end of the third quarter, a decrease of $266 million and $287 million from December 31, 2004 and September 30, 2004, respectively. The book value (excluding unrealized gains) of investments was down $234 million from year-end 2004 and down $248 million versus September 30, 2004. The decrease in the portfolio was the result of the decision to sell certain securities and not fully reinvest cash flows from maturing securities to take advantage of market conditions to shorten the average life of the portfolio and maximize the expected total return. As a result, the expected life-to-maturity of the portfolio was reduced from 6.3 years at September 30, 2004 to 4.8 years at the end of the current quarter. The overall mix of securities within the portfolio remained relatively consistent, with a small increase in the proportion of obligations of state and political subdivision and a corresponding decrease in the proportion of U.S. treasury and agency securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the portfolio at a point in time. Net unrealized gains decreased by $32.2 million and $38.4 million since December 31, 2004 and September 30, 2004, respectively. This fluctuation is indicative of the interest rate movements during the respective time periods and the reduction in the size of the portfolio.

                              Table 7: Investments

                                                        September 30, 2005         December 31, 2004          September 30, 2004
                                                     ------------------------   ------------------------   ------------------------
                                                      Amortized                  Amortized                  Amortized
                                                      Cost/Book        Fair      Cost/Book        Fair      Cost/Book        Fair
(000's omitted)                                         Value         Value        Value         Value        Value         Value
---------------------------------------------------  ------------------------   ------------------------   ------------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                $  127,381    $  125,114   $  127,490    $  125,906   $  127,526    $  126,333
  Obligations of state and political subdivisions         5,131         5,186        6,576         6,694        6,536         6,682
  Other securities                                        9,461         9,461        3,578         3,578        3,578         3,578
---------------------------------------------------  ------------------------   ------------------------   ------------------------
     Total held-to-maturity portfolio                   141,973       139,761      137,644       136,178      137,640       136,593
---------------------------------------------------  ------------------------   ------------------------   ------------------------

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                   420,315       423,923      630,058       650,767      632,113       656,282
  Obligations of state and political subdivisions       523,257       542,131      545,698       573,551      546,084       576,304
  Corporate securities                                   35,779        35,881       40,443        43,898       42,108        45,346
  Collateralized mortgage obligations                    76,053        76,029       70,986        72,444       75,850        77,598
  Mortgage-backed securities                             55,629        56,656       50,347        52,664       54,384        57,000
---------------------------------------------------  ------------------------   ------------------------   ------------------------
    Sub-total                                         1,111,033     1,134,620    1,337,532     1,393,324    1,350,539     1,412,530
  Equity securities                                      41,843        41,843       53,371        53,371       54,798        54,798
---------------------------------------------------  ------------------------   ------------------------   ------------------------
    Total available-for-sale portfolio                1,152,876     1,176,463    1,390,903     1,446,695    1,405,337     1,467,328
Net unrealized gain on available-for-sale portfolio      23,587             0       55,792             0       61,991             0
---------------------------------------------------  ------------------------   ------------------------   ------------------------
     Total                                           $1,318,436    $1,316,224   $1,584,339    $1,582,873   $1,604,968    $1,603,921
===================================================  ========================   ========================   ========================

Loans

As shown in Table 8, loans ended the third quarter at $2.4 billion, up $53 million (2.3%) year-to-date and up $38 million (1.6%) versus one year earlier. All of the loan growth for both periods was produced in the consumer mortgage and consumer installment portfolios. Consistent with prior years, the Company experienced softness within our lending portfolio in the first quarter, due principally to seasonal (weather-related) trends and demands. In the second and third quarters, loans increased $33.0 million and $44.5 million, respectively, with year-to-date increases in the consumer installment portfolio ($56.3 million) and consumer mortgage portfolio ($12.2 million), partially offset by a decrease in the business lending portfolio ($15.1 million).

                                 Table 8: Loans

(000's omitted)          September 30, 2005      December 31, 2004       September 30, 2004
--------------------    --------------------    --------------------    --------------------
Consumer mortgage       $  813,611     33.7%    $  801,412     34.0%    $  793,120     33.4%
Business lending           816,145     33.8%       831,244     35.2%       847,844     35.7%
Consumer installment       782,137     32.4%       725,837     30.8%       732,787     30.9%
--------------------    --------------------    --------------------    --------------------
  Total loans           $2,411,893      100%    $2,358,493      100%    $2,373,751      100%
====================    ====================    ====================    ====================

Total consumer mortgages increased $10.5 million in the third quarter of 2005 and $20.5 million over the last twelve months. During the last several years, record levels of refinancing activity were driven by mortgage rates that were at or near 40-year lows. Consumer mortgages growth slowed in 2005 compared to the past two years, as the pace of refinancings slowed after an extended period of elevated demand in the low-rate environment. The growth for the quarter, and nine and twelve month time frames was derived principally from activity in the New York markets.

Business lending decreased $7.9 million in the third quarter of 2005 and decreased $31.7 million versus one year ago. The declines were concentrated in the Pennsylvania market, while the New York markets experienced growth of $6.7 million in the third quarter of 2005 and $5.6 million since December 2004 despite the previously mentioned declines in dealer floor plan loans. The Pennsylvania market continues to be impacted by very competitive conditions.

Consumer installment loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships as well as branch originated home equity and installment loans, rose $30.4 million (4.0%) in the third quarter of 2005 and $49.4 million (6.7%) on a year-over-year basis. Continued moderate interest rates (by historical standards), aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive strong growth in this segment over the last two years. Consumer installment loans increased in both the New York and Pennsylvania markets during the quarter, nine-month and year over year time frames.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending September 30, 2005 and 2004 and December 31, 2004.

                         Table 9: Non-performing Assets

                                                                September 30,  December 31,  September 30,
(000's omitted)                                                      2005          2004           2004
-------------------------------------------------------------   -------------  ------------  -------------
Non-accrual loans                                                  $12,896       $11,798        $13,511
Accruing loans 90+ days delinquent                                     672         1,158          1,808
Restructured loans                                                       0             0            806
-------------------------------------------------------------   -------------  ------------  -------------
     Total non-performing loans                                     13,568        12,956         16,125
Other real estate                                                      882         1,645            734
-------------------------------------------------------------   -------------  ------------  -------------
     Total non-performing assets                                   $14,450       $14,601        $16,859
=============================================================   =============  ============  =============

Allowance for loan losses to total loans                              1.35%         1.35%          1.37%
Allowance for loan losses to non-performing loans                      239%          245%           202%
Non-performing loans to total loans                                   0.56%         0.55%          0.68%
Non-performing assets to total loans and other real estate            0.60%         0.62%          0.71%
Delinquent loans (30 days old to non-accruing) to total loans         1.46%         1.45%          1.47%
Net charge-offs to average loans outstanding (quarterly)              0.30%         0.49%          0.29%
Loan loss provision to net charge-offs (quarterly)                     125%           72%           133%

As displayed in Table 9, non-performing loans at September 30, 2005 were $13.6 million, an increase of $0.6 million versus year-end 2004 and a $2.6 million decrease as compared to the level at the end of the third quarter 2004. During the second quarter of 2005, $2.7 million of non-performing consumer mortgages were sold. Offsetting this decrease was the movement of one large floor plan relationship into non-performing status. Total non-performing assets including other real estate decreased $0.2 million from year-end 2004 and decreased $2.4 million from one-year ago, the decrease being the result of disposing of several properties that had been classified as other real estate.

Non-performing loans were 0.56% of total loans outstanding at the end of the third quarter, slightly above the 0.55% at year-end 2004 and substantially below the 0.68% at September 30, 2004. The allowance for loan losses to non-performing loans ratio, a general measure of coverage adequacy, was 239% at the end of the third quarter compared to 245% at year-end 2004 and 202% at September 30, 2004.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.46% at the end of the third quarter, slightly above the 1.45% at year-end 2004 and below the 1.47% delinquency ratio at September 30, 2004. Real estate and installment loan delinquency ratios at the end of the third quarter improved in comparison to both of the earlier periods. Commercial loan delinquency ratios increased slightly from both the third and fourth quarters of 2004. The current delinquency level at the end of the quarter was six basis points below the Company's average of 1.52% over the previous eight quarters.

                  Table 10: Allowance for Loan Losses Activity

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                    -------------------     -------------------
(000's omitted)                                       2005        2004        2005        2004
------------------------------------------------    -------------------     -------------------
Allowance for loan losses at beginning of period    $32,011     $32,040     $31,778     $29,095
Charge-offs:
  Business lending                                      577         504       2,138       2,236
  Consumer mortgage                                      87          95         489         225
  Consumer installment                                2,130        1,84       5,727       5,492
------------------------------------------------    -------------------     -------------------
     Total charge-offs                                2,794       2,442       8,354       7,953
Recoveries:
  Business lending                                      231          90         602         669
  Consumer mortgage                                       3          12         137          35
  Consumer installment                                  734          60       2,013       1,756
------------------------------------------------    -------------------     -------------------
     Total recoveries                                   968          71       2,752       2,460
------------------------------------------------    -------------------     -------------------
Net charge-offs                                       1,826       1,731       5,602       5,493
Provision for loan losses                             2,275       2,300       6,284       6,650
Allowance on acquired loans                               0           0           0       2,357
------------------------------------------------    -------------------     -------------------
Allowance for loan losses at end of period          $32,460      $32,60     $32,460     $32,609
================================================    ===================     ===================

Net charge-offs to average loans outstanding:
  Business lending                                     0.17%       0.19%       0.25%       0.27%
  Consumer mortgage                                    0.04%       0.04%       0.06%       0.03%
  Consumer installment                                 0.72%       0.68%       0.67%       0.71%
  Total loans                                          0.30%       0.29%       0.32%       0.33%

As displayed in Table 10, net charge-offs during the third quarter were $1.8 million, $0.1 million higher than the equivalent 2004 period. The consumer mortgage and consumer installment portfolios experienced increased levels of charge-offs, while business lending charge-offs decreased. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter was 0.30%, one basis point higher than the comparable quarter of 2004, and ten basis points lower than average charge off ratio for the previous eight quarters. On a year-to-date basis, net charge-offs increased $0.1 million versus the prior year period, while average loans were up $37 million, resulting in a one basis point decline in the YTD net charge-off ratio to 0.32%

The business lending net charge-off ratio decreased two basis points to 0.17% for the third quarter and 0.25% for the first nine months from the comparable periods in the prior year. The consumer mortgage net charge-off ratio for the third quarter of 2005 was consistent with the third quarter of 2004. The consumer mortgage net charge-off ratio for the year-to-date period increased three basis points from the same period in 2004 mostly as a result of the previously mentioned sale of non-performing mortgages. The net charge-off ratio for consumer installments was 0.72% and 0.67% for the third quarter and first nine months of 2005, respectively; consistent with, or lower than the average for the last eight quarters of 0.72%.

A required loan loss allowance of $32.5 million was determined as of September 30, 2005, necessitating a $2.3 million loan loss provision for the quarter, consistent with one year earlier. The third quarter 2005 loan loss provision was $0.4 million higher than net charge-offs mainly due to the growth in the loan portfolio. The allowance for loan losses decreased slightly over the last 12 months, while the loan portfolio grew 1.6%. Consequently, the ratio of allowance for loan loss to loans outstanding decreased from 1.37% to 1.35%, which was consistent with the level at December 31, 2004.

Deposits

As shown in Table 11, average deposits of $2.990 billion in the third quarter were up $51 million compared to fourth quarter 2004 and increased $49 million versus the same quarter of last year. Deposits totaling $33 million were added as a result of the acquisition of the Dansville branch in December 2004.

In 2004 and continuing into 2005, the deposit mix shifted towards demand deposits and more liquid interest-bearing deposits (money market accounts). This shift in deposit mix may have reflected customers' rising rate expectations and consequently their unwillingness to be locked into rates and products for extended periods of time. New product introductions, proactive marketing and increased yields on money market accounts throughout the year resulted in the average balances for money market accounts increasing from 10.6% of the total deposits to 11.8% of total deposits. Recently, as interest rates have risen, time deposits have attracted more funds evidenced by their 2.4% increase in the current quarter versus fourth quarter 2004. This shift in mix, combined with increasing interest rates on money market and time deposit accounts increased the quarterly cost of interest bearing deposits from 1.49% in the last quarter of, 2004 to 1.86% in the most recent quarter, and compared to 1.45% for the quarter ended September 30, 2004.

Excluding the impact of acquisitions, average third quarter IPC (individuals and businesses) deposits increased $20.8 million or 0.8% versus the quarter ended December 31, 2004, but were down $2.3 million or 0.1% compared to the year earlier period. Average public funds, excluding acquisitions, have increased $6.0 million or 3.3% and $18.3 million or 10.9% over the same periods. The increase in core deposits is the result of ongoing enhanced marketing efforts and new product offerings introduced throughout 2005.

                      Table 11: Quarterly Average Deposits

                               September 30,    December 31,     September 30,
(000's omitted)                    2005             2004             2004
--------------------------     -------------    ------------     -------------
Demand deposits                 $  607,621       $  584,223       $  577,949
Interest checking deposits         308,297          309,817          302,757
Savings deposits                   501,989          542,954          555,015
Money market deposits              353,342          312,317          311,560
Time deposits                    1,218,291        1,189,729        1,193,700
--------------------------      ----------       ----------       ----------
  Total deposits                $2,989,540       $2,939,040       $2,940,981
==========================      ==========       ==========       ==========

IPC deposits                    $2,802,743       $2,759,269       $2,773,933
Public fund deposits               186,797          179,771          167,048
--------------------------      ----------       ----------       ----------
  Total deposits                $2,989,540       $2,939,040       $2,940,981
==========================      ==========       ==========       ==========

Borrowings

At the end of the third quarter, borrowings of $707 million were down $214 million from December 31, 2004 and down $265 million from the third quarter 2004 level. The reduction in borrowings over the last nine months was principally the result of the decision to not fully reinvest the cash flows from the sales and maturities of investments in the current flat yield curve environment.

Shareholders' Equity

On April 20, 2005, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1,500,000 of its shares, or approximately 5%, of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions over the course of the subsequent 20 months. All reacquired shares will become treasury shares and will be used for general corporate purposes. Through September 30, 2005, the Company has repurchased 521,611 shares at an aggregate cost of $12.3 million.

Total shareholders' equity of $460 million at the end of the third quarter was a decrease of $14.2 million from the balance at December 31, 2004. This change consisted of a decrease in the after-tax market value adjustment on the available-for-sale investment portfolio of $19.7 million, dividends declared of $16.6 million and treasury stock purchases of $24.2 million, partially offset by net income of $42.5 million and $3.9 million from shares issued under the employee stock plan. Over the past 12 months total shareholders' equity decreased by $6.8 million, as dividends declared, treasury stock purchases, and a lower market value adjustment more than offset net income and increases from shares issued under the employee stock plan.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 7.34% at the end of the third quarter, up 39 basis points from year-end 2004 and 61 basis points higher than its level one year ago. These increases were primarily the result of average assets excluding intangibles and market value adjustments decreasing more than the decrease in shareholders equity excluding intangibles and market value adjustments, mostly due to the reduction of the investment portfolio. The tangible equity-to-assets ratio of 5.86% increased 4 basis points versus year-end 2004 and 18 basis points versus September 30, 2004, for similar reasons.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2005 was 39.1%, down 0.9 percentage points from one year ago. The ratio declined because dividends declared increased 10.5%, a lower percentage increase than the 13.2% growth in net income. The expansion of dividends declared was caused by the dividend per share being raised 5.6% in August 2005, from $0.18 to $0.19, offset by a 2.1% decrease in the number of shares outstanding.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of September 30, 2005, this ratio was 14.9% for 30 days and 14.7% for 90 days excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

o     Asset and liability levels using September 30, 2005 as a starting point.

o There are assumed to be conservative levels of balance sheet growth--low to mid single digit growth in loans and deposits, while using the cashflows from investment contractual maturities and prepayments to repay short-term capital market borrowings.

o The prime rate and federal funds rates are assumed to move up 200 basis points and down 100 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

o Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

                      Net Interest Income Sensitivity Model

                                           Calculated annualized
                                          increase (decrease) in
            Change in interest         projected net interest income
                   rates                   at September 30, 2005
            --------------------------------------------------------
            + 200 basis points                   (1.0%)
            - 100 basis points                   (0.8%)

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports that are filed with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on managements evaluation of the Company's disclosure controls and procedures, with the participation of the Chief Executive and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports the Company files with the SEC within the required time periods.

There have been no significant changes in the Company's internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occured during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases during the third quarter 2005.

                   Number of    Average Price       Total Number of Shares         Number of Shares that may
                    Shares          Paid         Purchased as part of Publicly      Yet be purchased under
                   Purchased      Per share       Announced Plans or Programs        The Plans or Programs
------------------------------------------------------------------------------------------------------------
July 2005                 0        $ 0.00                         0                        1,358,099
August 2005         322,850         23.55                   322,850                        1,035,249
September 2005       56,860         23.17                   379,710                          978,389
------------------------------------------------------------------------------------------------------------
  Total             379,710        $23.49                   379,710                          978,389
============================================================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of the shareholders during the quarter ending September 30, 2005.

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

Reports on Form 8-K:

o Form 8-K related to quarterly earnings press release was filed on October 21, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: November 4, 2005                    /s/ Sanford A. Belden
                                          -------------------------
                                          Sanford A. Belden, President, Chief
                                          Executive Officer and Director


Date: November 4, 2005                    /s/ Scott A. Kingsley
                                          -------------------------
                                          Scott A. Kingsley, Treasurer and Chief
                                          Financial Officer