Form 10-K
period 2005-12-31
COMMUNITY BANK SYSTEM INC
filed 2006-03-16
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

                                 (315) 445-2282
               Registrant's telephone number, including area code

           Securities registered pursuant of Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
-------------------------------        -----------------------------------------
Common Stock, Par Value $1.00                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $698,546,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    29,908,003 shares of Common Stock, $1.00 par value, were outstanding on
                               February 23, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 16, 2006 (the "Proxy Statement") is incorporated by reference in Part III of this Annual Report on Form 10-K.

                    Exhibit Index is located on page 71 of 81

                                TABLE OF CONTENTS

PART I                                                                                                               Page
                                                                                                                     ----
Item  1.      Business ............................................................................................    3
Item  1A.     Risk Factors ........................................................................................    7
Item  1B.     Unresolved Staff Comments ...........................................................................    7
Item  2.      Properties ..........................................................................................    8
Item  3.      Legal Proceedings ...................................................................................    8
Item  4.      Submission of Matters to a Vote of Security Holders .................................................    8
Item  4A.     Executive Officers of the Registrant ................................................................    8


PART II

Item  5.      Market for Registrant's Common Stock, Related Shareholders Matters and Issuer
                Purchases of Equity Securities ....................................................................    9
Item  6.      Selected Financial Data .............................................................................   10
Item  7.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations ........................................................................................   12
Item  7A.     Quantitative and Qualitative Disclosures about Market Risk ..........................................   36
Item  8.      Financial Statements and Supplementary Data:
                  Consolidated Statements of Condition ............................................................   39
                  Consolidated Statements of Income ...............................................................   40
                  Consolidated Statements of Changes in Shareholders' Equity ......................................   41
                  Consolidated Statements of Comprehensive Income .................................................   42
                  Consolidated Statements of Cash Flows ...........................................................   43
                  Notes to Consolidated Financial Statements ......................................................   44
                  Report on Internal Control over Financial Reporting .............................................   67
                  Report of Independent Registered Public Accounting Firm .........................................   68
              Two Year Selected Quarterly Data ....................................................................   69

Item  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................   69
Item  9A.     Controls and Procedures .............................................................................   69
Item  9B.     Other Information ...................................................................................   70

PART III

Item  10.     Directors and Executive Officers of the Registrant ..................................................   70
Item  11.     Executive Compensation ..............................................................................   70
Item  12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters ...........................................................................................   70
Item  13.     Certain Relationships and Related Transactions ......................................................   70
Item  14.     Principal Accounting Fees and Services ..............................................................   70

PART IV

Item  15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................................   71
Signatures ........................................................................................................   76

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

Item 1. Business

Community Bank System, Inc. ("the Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company maintains a web-site at communitybankna.com and firstlibertybank.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company's web-site free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission. The information on the web-site is not part of this filing. Copies of all documents filed with the SEC can also be obtained by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov.

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

Community Bank System, Inc. is a single bank holding company which wholly-owns four subsidiaries: Community Bank, N.A. ("the Bank"), Benefit Plans Administrative Services, Inc. ("BPAS"), CFSI Closeout Corp. ("CFSICC"), and First of Jermyn Realty Co. ("FJRC"). BPAS owns two subsidiaries, Benefit Plans Administrative Services LLC ("BPA") and Harbridge Consulting Group LLC. BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC and FJRC are inactive companies. The Company also wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank operates 124 customer facilities throughout twenty-two counties of Upstate New York and five counties of Northeastern Pennsylvania offering a range of commercial and retail banking services. The Bank owns the following subsidiaries: Community Investment Services, Inc. ("CISI"), CBNA Treasury Management Corporation ("TMC"), CBNA Preferred Funding Corporation ("PFC"), Elias Asset Management, Inc. ("EAM") and First Liberty Service Corp. ("FLSC"). CISI provides broker-dealer and investment advisory services. TMC provides the cash management, investment, and treasury services to the Bank. PFC primarily is an investor in residential real estate loans. EAM provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking-related services to the Pennsylvania branches of the Bank.

Acquisition History (2001-2005)

Dansville Branch Acquisition

On December 3, 2004, the Company completed the purchase of a branch office in Dansville, N.Y. ("Dansville") from HSBC Bank USA, N.A with deposits of $32.6 million and loans of $5.6 million.

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

Grange National Banc Corp.

On November 24, 2003, the Company acquired Grange National Banc Corp. ("Grange"), a $280 million-asset bank holding company based in Tunkhannock, Pa. Grange's 12 branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The Company issued approximately 2,294,000 shares of its common stock to certain of the former shareholders with a fair value of $55 million. The remaining shareholders received $21.25 per share in cash or approximately $20.9 million. In addition, Grange stock options representing $5.4 million of fair value were exchanged for options to purchase shares in the Company.

Peoples Bankcorp Inc.

On September 5, 2003, the Company acquired Peoples Bankcorp, Inc. ("Peoples"), a $29-million-asset savings and loan holding company based in Ogdensburg, New York. Peoples' single branch is being operated as a branch of the Bank's network of branches in Northern New York.

Harbridge Consulting Group

On July 31, 2003, the Company acquired PricewaterhouseCoopers' Upstate New York Global Human Resource Solutions consulting group. This practice has been renamed Harbridge Consulting Group ("Harbridge") and is a leading provider of retirement and employee benefits consulting services throughout Upstate New York, and is complementary to BPA, the Company's employee benefits plan administration subsidiary.

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

Services

The Bank is a community retail bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank's branches are generally located in small towns and cities within its geographic market areas of Upstate New York and Northeastern Pennsylvania. The Company believes that the local character of business, knowledge of the customer and customer needs, and comprehensive retail and small business products, together with responsive decision-making at the branch and regional level, enable the Bank to compete effectively. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York ("FHLB"), and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

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

                                                                                                 Number of
                                                                           ------------------------------------------------------
                                                                                                                   Towns Where
                                            Deposits as of                                                           Company
                                               6/30/2005          Market                             Towns/      Has 1st or 2nd
          County               State      (000's omitted) (1)     Share    Facilities      ATM's     Cities      Market Position
      ---------------------------------------------------------------------------------------------------------------------------
  1.     Allegany               NY           $  190,535            48.4%        10           8          9                8
  2.       Lewis                NY               76,777            37.3%        4            1          3                3
  3.      Seneca                NY              117,724            32.4%        4            3          4                3
  4.       Yates                NY               77,740            30.6%        3            2          2                2
  5.    Cattaraugus             NY              260,354            29.1%        10           7          8                6
  6.   St. Lawrence             NY              364,468            27.7%        13           7          11               10
  7.      Wyoming               PA               96,095            26.2%        4            1          4                4
  8.     Franklin               NY               82,554            16.6%        5            3          4                4
  9.    Chautauqua              NY              190,893            13.1%        12          10          10               7
 10.     Schuyler               NY               17,744            12.9%        1            1          1                0
 11.    Livingston              NY               78,346            12.3%        3            3          3                3
 12.     Jefferson              NY              139,928            12.1%        5            5          4                2
 13.      Steuben               NY              171,386            11.4%        9            6          8                5
 14.    Lackawanna              PA              455,359            10.5%        12          13          8                4
 15.       Tioga                NY               32,842             8.9%        2            2          2                1
 16.     Herkimer               NY               30,705             5.8%        1            1          1                1
 17.      Ontario               NY               79,011             5.6%        3            4          3                1
 18.       Wayne                NY               45,409             5.0%        1            1          1                0
 19.      Luzerne               PA              269,877             4.4%        9            8          5                1
 20.    Susquehanna             PA               22,650             4.4%        2            1          2                2
 21.      Oswego                NY               42,404             4.1%        2            2          2                2
 22.      Cayuga                NY               28,703             3.5%        2            1          2                1
 23.     Bradford               PA               17,490             2.1%        2            2          2                1
      ---------------------------------------------------------------------------------------------------------------------------
                  Subtotal                    2,888,994            11.1%       119          92          99               71

 24.      Chemung               NY               18,333             1.4%        1            1          1                0
 25.      Oneida                NY               55,660             1.2%        2            1          1                1
 26.       Erie                 NY               26,893             0.1%        1            1          1                1
 27.     Onondaga               NY               11,342             0.1%        1            1          1                0
      ---------------------------------------------------------------------------------------------------------------------------
                     Total                   $3,001,222             4.7%       124          96         103               73
      ===========================================================================================================================

(1) Deposit market share data as of June 30, 2005, the most recent information available, calculated by Sheshunoff Information Services, Inc.

Employees

As of December 31, 2005 the Company employed 1,299 full-time equivalent employees. The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

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

Sarbanes-Oxley Act of 2002

The Sarbanes Oxley Act of 2002 ("the Sarbanes-Oxley Act") implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violation of the securities laws.

Item 1A. Risk Factors

Investment in Community Bank System, Inc. common stock involves risk. The market price of the Company's common stock may fluctuate significantly in response to a number of factors including, but not limited to:

      o Changes in securities analysts' expectations of financial performance

      o     Volatility of stock market prices and volumes

      o     Incorrect information or speculation

      o     Changes in industry valuations

      o     Interest rate changes

      o     Variations in operating results from general expectations

      o     Actions taken against the Company by various regulatory agencies

      o Changes in authoritative accounting guidance by Financial Accounting Standards Board or other regulatory agencies

      o Changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations

The Company's main markets are located in the states of New York and Pennsylvania. A prolonged economic downturn in these markets could negatively impact the Company.

The Company's income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond the Company's control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company's ability to deliver or expand its services and diminish the value of its business.

The business strategy of the Company includes growth through acquisition. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things; the difficulty of integrating the operations and personnel of acquired banks and branches, the potential disruption of our ongoing business, the inability of our management to maximize our financial and strategic position, and the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

The Company relies on communication, information, operating and financial control systems from third-party service providers. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems.

Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company's primary headquarters is located at 5790 Widewaters Parkway, Dewitt, New York, which is leased. In addition, the Company has 135 properties, 92 are owned and 43 are located in long-term leased premises. Real property and related banking facilities owned by the Company at December 31, 2005 had a net book value of $48.3 million and none of the properties was subject to any material encumbrances. For the year ended December 31, 2005, rental fees of $2.7 million were paid on facilities leased by the Company for its operations. We believe that our facilities are suitable and adequate for the Company's current operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2005.

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank which are elected by the Board of Directors are as follows:

       Name                  Age                                               Position
       ----                  ---                                               --------
Sanford A. Belden            63        Director, President and Chief Executive Officer of the Company and the Bank. Mr. Belden has
                                       held this position since he joined the Company in October 1992.

Mark E. Tryniski             45        Executive Vice President and Chief Operating Officer of the Bank. Mr. Tryniski joined the
                                       Company in June 2003 as the Treasurer and Chief Financial Officer. In March 2004 he assumed his current position. He previously served as a partner in the Syracuse office of
                                       PricewaterhouseCoopers LLP, with eighteen years of experience working with SEC registrants in banking and other industries.

Scott A. Kingsley            41        Treasurer of the Company, and Executive Vice President and Chief Financial Officer of the
                                       Bank. Mr. Kingsley joined the Company in August 2004 in his current position. He served as
                                       Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a
                                       subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue             49        Executive Vice President and Chief Banking Officer. Mr. Donahue assumed his current position in August 2004. He served as the Bank's Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June
                                       2004.

Thomas A. McCullough         59        President, Pennsylvania Banking. Mr. McCullough joined the Company in November 2003 in his current position. He was previously the President and Chief Executive Officer of Grange
                                       National Banc Corp. from 1989 until they merged with the Company.

Steven R. Tokach             59        Senior Vice President and Chief Credit Administrator. Mr. Tokach assumed the Credit
                                       Administrator position in March 2003. He was previously the President of our Pennsylvania franchise since May 2001, when the Company acquired First Liberty Bank Corp. He was Executive
                                       Vice President of First Liberty Bank Corp. and First Liberty Bank & Trust from 1998 to 2001.

Timothy J. Baker             54        Senior Vice President and Director of Special Projects. Mr. Baker assumed his current position in August 2004. He was previously the Senior Operations Officer of the Bank responsible for bank operations, special projects and technology innovation from 1995 to
                                       2004.

W. Valen McDaniel            59        Senior Vice President and Chief Risk Officer. Mr. McDaniel assumed his current position in
                                       January 2004. He served as the Company's corporate auditor and risk manager since joining the
                                       Company in June 1991. He is responsible for the insurance portfolio, audit function, compliance, loan review, facilities, and security of the bank and all subsidiaries.

Joseph J. Lemchak            44        Senior Vice President and Chief Investment Officer. Mr. Lemchak joined the Company in 1990 and since May 1991 he has served in the duel capacity of Chief Investment Officer and
                                       Asset/Liability Manager for the Bank.

       Name                  Age                                               Position
       ----                  ---                                               --------
J. David Clark               51        Senior Vice President and Chief Credit Officer. Mr. Clark assumed his current position in
                                       October 2004. He was previously the Commercial Market Manager in the Bank's Corning, New York
                                       market since April 1993.

Robert P. Matley             54        Executive Vice President and Senior Lending Officer, PA Banking. Mr. Matley joined the
                                       Company in 2004. He was previously employed by First Heritage Bank, having joined that organization in 1994 as Executive Vice President and Senior Lending Officer. He was promoted to President and Chief Operating Officer in 2003 and served in that capacity until the merger with the Company in 2004.

Bernadette R. Barber         44        Senior Vice President and Chief Human Resources Officer. Ms. Barber joined the Company in
                                       February 2005 in her current position. She has served since 1997 as Vice President of Human
                                       Resources and Administration for The Penn Traffic Company.

Harold M. Wentworth          41        Senior Vice President and Director of Sales and Marketing. Mr. Wentworth assumed his current position in January 2005. He was previously a manager in the Bank's treasury department and was responsible for asset liability management and product development.

J. Michael Wilson            35        Senior Vice President and Chief Technology Officer. Mr. Wilson joined the Company in June
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

                                     Part II

Item 5. Market for the Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been trading on the New York Stock Exchange under the symbol "CBU" since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol "CBSI" beginning on September 16, 1986. There were 29,956,850 shares of common stock outstanding on December 31, 2005, held by approximately 3,702 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions. The information below has been adjusted to reflect the two-for-one stock split of the Company's common stock effected on April 12, 2004.

                      High           Low          Quarterly
 Year / Qtr           Price          Price         Dividend
--------------------------------------------------------------
    2005
     4th              $24.68         $21.60          $0.19
     3rd              $26.12         $21.63          $0.19
     2nd              $24.87         $21.40          $0.18
     1st              $28.30         $22.41          $0.18

    2004
     4th              $28.66         $25.06          $0.18
     3rd              $26.00         $20.87          $0.18
     2nd              $23.85         $18.86          $0.16
     1st              $25.39         $21.76          $0.16

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.19 per share for the first quarter of 2006. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans:

                                                                         Number of              Weighted
                                                                     Securities to be            Average             Number of
                                                                        Issued upon           Exercise Price        Securities
                                                                        Exercise of           on Outstanding         Remaining
                                                                   Outstanding Options,     Options, Warrants      Available for
Plan Category                                                     Warrants and Rights (1)       and Rights        Future Issuance
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders:
  1994 Long Term Incentive Plan                                           1,973,273                $16.47                   0
  2004 Long Term Incentive Plan                                             593,511                $24.28           3,397,289
Equity compensation plans not approved by security holders:
  Citizens Advisory Council Plan (2)                                             0                 $ 0.00               6,000
---------------------------------------------------------------------------------------------------------------------------------
     Total                                                                2,566,784                $18.27           3,403,289
=================================================================================================================================

(1) The number of securities includes unvested restricted stock issued of 21,094.

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

The following table shows treasury stock purchases during the fourth quarter
2005.

                                                                                                           Maximum Number
                                    Number of      Average Price        Total Number of Shares          of Shares that may
                                      Shares           Paid         Purchased as Part of Publicly     Yet be Purchased Under
                                    Purchased        Per share       Announced Plans or Programs       the Plans or Programs
---------------------------------------------------------------------------------------------------------------------------------
October 1-31, 2005 (1)                     0          $ 0.00                   521,611                         978,389
November 1-30,2005 (1)                     0            0.00                   521,611                         978,389
December 1-31, 2005 (1)               72,100           22.99                   593,711                         906,289
---------------------------------------------------------------------------------------------------------------------------------
  Total                               72,100          $22.99                   593,711                         906,289
=================================================================================================================================

(1) All shares were repurchased through the Company's publicly announced share repurchase program. On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2005. The historical information set forth under the captions "Income Statement Data" and "Balance Sheet Data" is derived from the audited financial statements while the information under the captions "Average Balance Sheet Data", "Capital and Related Ratios", "Selected Performance Ratios" and "Asset Quality Ratios" for all periods is unaudited. All financial information in this table should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                                    Years Ended December 31,
                                                     ----------------------------------------------------------------------------
(In thousands except per share data)                      2005              2004           2003            2002           2001
---------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Loan interest income                                  $  147,608        $  137,077      $  125,256      $  130,860     $  132,014
Investment interest income                                71,586            75,718          65,873          74,233         66,478
Interest expense                                          75,572            61,752          59,301          77,243        101,837
  Net interest income                                    143,622           151,043         131,828         127,850         96,655
Provision for loan losses                                  8,534             8,750          11,195          12,222          7,097
Other noninterest income                                  48,651            44,373          37,929          30,389         26,252
Gain (loss) on investment securities & early
  retirement of long-term borrowings                      12,195                72          (2,698)          1,673           (113)
Special charges/acquisition expenses                       2,943             1,704             498             700          8,164
Other noninterest expenses                               124,446           118,195         102,213          94,586         80,590
Income before income taxes                                68,545            66,839          53,153          52,404         26,943
     Net income                                           50,805            50,196          40,380          38,517         19,129
Diluted earnings per share (1)                              1.65              1.64            1.49            1.46           0.81
Diluted earnings per share - cash (3)                       1.84              1.81            1.64            1.63           1.01

Balance Sheet Data:
Investment securities                                 $1,303,090        $1,584,339      $1,329,534      $1,286,583     $1,150,713
Loans, net of unearned discount                        2,411,817         2,358,493       2,128,509       1,806,905      1,732,870
Allowance for loan losses                                (32,581)          (31,778)        (29,095)        (26,331)       (23,901)
Intangible assets                                        224,878           232,500         196,111         134,828        142,342
  Total assets                                         4,152,734         4,393,831       3,855,397       3,437,247      3,213,365
Deposits                                               2,984,768         2,928,978       2,725,488       2,505,356      2,545,970
Borrowings                                               653,090           920,511         667,786         543,575        357,931
Shareholders' equity                                     457,595           474,628         404,828         325,038        267,980

Capital and Related Ratios:
Cash dividend declared per share (1)                  $     0.74        $     0.68      $     0.61      $     0.56     $     0.54
Book value per share (1)                                   15.28             15.49           14.29           12.52          10.38
Tangible book value per share (1)                           7.77              7.90            7.37            7.33           4.87
Market capitalization (in millions)                          676               866             694             407            338
Tier 1 leverage ratio                                       7.57%             6.94%           7.26%           7.05%          6.73%
Total risk-based capital to risk-adjusted assets           13.64%            13.18%          13.01%          13.32%         11.83%
Tangible equity to tangible assets                          5.92%             5.82%           5.70%           5.76%          4.09%
Dividend payout ratio                                       43.9%             40.9%           40.2%           37.7%          65.7%
Period end common shares outstanding (1)                  29,957            30,642          28,330          25,957         25,806
Diluted weighted average shares outstanding (1)           30,838            30,670          27,035          26,334         23,650

Selected Performance Ratios:
Return on assets                                            1.19%             1.20%           1.16%           1.14%          0.66%
Return on equity                                           10.89%            11.39%          11.78%          13.06%          7.99%
Net interest margin                                         4.17%             4.45%           4.69%           4.62%          3.96%
Noninterest income/operating income (FTE)                   27.8%             21.2%           19.7%           18.6%          20.1%
Efficiency ratio(2)                                         56.8%             52.8%           53.4%           52.0%          56.8%

Asset Quality Ratios:
Allowance for loan loss/loans outstanding                   1.35%             1.35%           1.37%           1.46%          1.38%
Nonperforming loans/loans outstanding                       0.55%             0.55%           0.62%           0.65%          0.53%
Allowance for loan loss/nonperforming loans                  245%              245%            219%            225%           261%
Net charge-offs/average loans                               0.33%             0.37%           0.54%           0.56%          0.42%
Loan loss provision/net charge-offs                          110%              104%            109%            125%           108%

(1) All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

(2) Efficiency ratio excludes intangible amortization, gain (loss) on investment securities & debt extinguishments and special charges/acquisition expenses.

(3)   Cash earnings are reconciled to GAAP net income in Table 1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company") for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 11 and the Company's Consolidated Financial Statements and related notes that appear on pages 44 through 66. All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

All financial results reflect the 2001 acquisition of First Liberty in accordance with the pooling of interests method of accounting. Unless otherwise noted, all earnings per share ("EPS") figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis. The term "this year" and equivalent terms refer to results in calendar year 2005, "last year" and equivalent terms refer to calendar year 2004, and all references to income statement results correspond to full-year activity unless otherwise noted. Lastly, all references to "peer banks" pertain to a group of 89 bank holding companies nationwide having $3 billion to $10 billion in assets and their associated composite financial results for the nine months ending September 30, 2005 (the most recently available disclosure), as provided by the Federal Reserve Board's Division of Banking Supervision and Regulation in the Bank Holding Company Performance Report. All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption "Forward-Looking Statements" on page 34.

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

o Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets. Specific discussion of the assumptions used by management is discussed in Note K on pages 58 through 61.

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

A summary of the accounting policies used by management is disclosed in Note A, Summary of Significant Accounting Policies, starting on page 44.

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

In 2005, the Company reported record earnings as a result of higher non-interest income including securities gains, improved asset quality and organic loan and deposit growth offset by higher operating expenses, including special charges, an increased cost of funds, lower investment income and a higher effective tax rate. Capital levels remained strong with both the Tier 1 leverage ratio and tangible equity ratio improving from 2004. Non-interest income, including securities gains, increased 37% over 2004 as a result of $12 million of gains on the sale of investments, as well as strong growth from banking sources and the Company's employee benefits administration and consulting businesses. Operating expense in the fourth quarter of 2005 included a one-time, $2.9 million charge related to certain early retirement actions.

Asset quality remained strong in 2005, with a reduction in the loan charge-off ratios and consistent delinquency and non-performing loan ratios versus 2004. The Company produced loan growth in the consumer mortgage and consumer installment lending portfolios, while outstanding business lending balances declined. On a geographical basis, the Company's New York markets reported strong growth in consumer mortgage and consumer installment loans, with slight declines in business lending. The Pennsylvania markets reported growth in the consumer installment portfolio with declines in the business lending and mortgage portfolios. Total deposits increased 1.9% over 2004.

Net Income and Profitability

Net income for 2005 was $50.8 million, up $0.6 million or 1.2% from the prior year. Earnings per share of $1.65 in 2005 were 0.6% higher than 2004's results. The growth rate of EPS was below that of net income due to higher weighted average diluted shares outstanding driven by the 2.6 million shares of common stock issued in conjunction with the acquisition of First Heritage in May 2004 and the exercise of options under the employee stock plan. In 2005, the Company made significant progress on its objective of shortening the average life of its investment portfolio, generating a $0.29 per share after-tax gain through the sale of securities that had optimized their total return and interest-rate sensitivity characteristics. The 2005 results were also impacted by a $2.9 million, or $0.07 per share non-recurring charge related to the early retirement of certain executives. Earnings in 2004 included $1.7 million of non-recurring acquisition related expenses.

In addition to the earnings results presented above in accordance with GAAP, the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and the market value adjustments on net assets acquired in mergers. Management believes that this information helps investors understand the effect of acquisition activity in reported results. Cash earnings per share for 2005 were $1.84, up 1.7% from $1.81 for the year ended December 31, 2004.

Net income and earnings per share for 2004 were $50.2 million and $1.64, up 24% and 10.1%, respectively, from 2003 results. The growth rate of EPS was below that of net income due to higher weighted average diluted shares outstanding. The increase in diluted shares was primarily driven by the 2.6 million and 2.3 million shares of common stock issued in conjunction with the acquisition of First Heritage in May 2004 and Grange in November 2003, respectively, an increased level of option grants and exercises, and a higher average common share price (refer to the "Earnings per Share" section of Note A on page 48 for information regarding the impact of share price on diluted shares).

          Table 1: Reconciliation of GAAP Net Income To Cash Net Income

                                                                  Years Ended December 31,
                                                ------------------------------------------------------------
(000's omitted)                                   2005         2004          2003         2002        2001
------------------------------------------------------------------------------------------------------------
Net income                                      $50,805      $50,196       $40,380      $38,517      $19,129
After-tax adjustments:
   Net amortization of market value
     adjustments on net assets acquired in
     mergers                                        655         (126)           72           --           --
   Amortization of intangible assets              5,281        5,568         3,869        4,375        4,742
------------------------------------------------------------------------------------------------------------
Net income - cash                               $56,741      $55,638       $44,321      $42,892      $23,871
============================================================================================================

                      Table 2: Condensed Income Statements

                                                           Years Ended December 31,
                                                    ------------------------------------
            (000's omitted, except per share data)    2005          2004          2003
            ----------------------------------------------------------------------------
            Net interest income                     $143,622      $151,043      $131,828
            Loan loss provision                        8,534         8,750        11,195
            Noninterest income                        60,846        44,445        35,231
            Operating expenses                       127,389       119,899       102,711
            ----------------------------------------------------------------------------
            Income before taxes                       68,545        66,839        53,153
            Income taxes                              17,740        16,643        12,773
            ----------------------------------------------------------------------------
            Net income                              $ 50,805      $ 50,196      $ 40,380
            ============================================================================

            Diluted earnings per share              $   1.65      $   1.64      $   1.49

            Diluted earnings per share-cash(1)      $   1.84      $   1.81      $   1.64

            (1) Cash earnings are reconciled to GAAP net income in Table 1.

The primary factors explaining 2005 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

o As shown in Table 2 above, net interest income decreased 4.9% or $7.4 million due to a 28 basis point decrease in the net interest margin, partially offset by a $69 million increase in average earning assets. Average loans grew $110 million or 4.9%, primarily due to strong consumer installment growth as well as the addition of First Heritage in May 2004. Average investments decreased $41.0 million or 2.8% in 2005 primarily as a result of the sales made throughout 2005. The growth in earning assets was funded by $103 million or 3.6% higher average deposits. Cash flows from the investment sales were used to pay down external borrowings throughout 2005, resulting in $63 million lower average borrowings in 2005 as compared to 2004.

o The loan loss provision of $8.5 million decreased $0.2 million, or 2.5%, from the prior year level. Net charge-offs of $7.7 million decreased by $0.7 million from 2004, reducing the net charge-off ratio (net charge-offs / total average loans) to 0.33% for the year. Asset quality in 2005 remained stable and favorable as evidenced by consistent standard metrics such as non-performing loans as a percentage of total loans, non-performing assets as a percentage of loans and other real estate owned and delinquent loans (30+ days through non-accruing) as a percentage of total loans. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 26 through 29.

o Non-interest income for 2005 of $60.8 million increased by $16.4 million or 36.9% from 2004's level, the twelfth consecutive year of growth. Banking services were up 9.1% and accounted for $2.5 million of the improvement, primarily due to the acquisitions in 2004 as well as several revenue enhancement initiatives implemented this year. Financial services revenue was $1.8 million or 10.5% higher, mostly as a result of strong growth at the Company's benefit plan administration and consulting business. Gains on the sale of investment securities increased $12.1 million as the Company took advantage of market conditions to sell certain securities in order to shorten the average length of the portfolio and maximize their expected total return.

o Total operating expenses rose $7.5 million or 6.2% in 2005 to $127.4 million. Excluding special charges/acquisition expenses in both years, 2005 operating expenses rose $6.3 million or 5.3%. A majority of the increase was due to increased personnel expenses associated with the acquisitions in 2004, as well as merit increases and higher costs in employee health and welfare programs. In addition, higher business development costs associated with a more robust marketing strategy were incurred. Net occupancy expenses also increased because of a larger number of facilities due to acquisitions, current and prior year renovations and maintenance, and slightly higher property tax and utility rates. Operating expenses for 2005 include a $2.9 million non-recurring charge related to the early retirement of certain executives.

o The Company's combined effective federal and state income tax rate increased 1.0 percentage points in 2005 to 25.9%, primarily as a result of a higher proportion of income being generated from fully taxable sources (loans and investments).

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                            Table 3: Selected Ratios

                                                 2005       2004      2003
        ---------------------------------------------------------------------
        Return on average assets                 1.19%      1.20%      1.16%
        Return on average equity                10.89%     11.39%     11.78%
        Dividend payout ratio                    43.9%      40.9%      40.2%
        Average equity to average assets        10.93%     10.50%      9.87%

As displayed in Table 3 above, the return on average assets decreased slightly in 2005 as compared to 2004, but was above the 2003 level. This was primarily a result of higher expenses due to the special charge taken in the fourth quarter of 2005 related to certain early retirements. Reported return on equity in 2005 was down slightly from 2004's level. This was mainly a result of equity capital increasing at a faster pace than net income due to the impact of the First Heritage acquisition and the enhancement of the Company's capital position through the retention of net profits. Return on equity in 2004 was down slightly from 2003's level. Likewise this was mainly a result of the buildup of equity capital from the retention of net profits in 2004 as well as the common shares issued in conjunction with the acquisitions of First Heritage in May 2004 and Grange in November 2003. The strengthening of the Company's equity capital position over the past two years is reflected in the 43 and 63 basis-point increases in the average equity to average total assets ratios in 2005 and 2004, respectively.

The dividend payout ratio for 2005 was above 2004's level based on reported net income mostly due to the 12.5% and 5.6% increase in the quarterly dividend in the third quarters of 2004 and 2005, respectively.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

As disclosed in Table 4, net interest income (with non-taxable income converted to a fully tax-equivalent basis) totaled $158.0 million in 2005, down $7.6 million or 4.6% from the prior year. A $7.3 million increase in average interest-bearing liabilities and a 28 basis point decrease in the net interest margin more than offset a $69 million increase in average earning-assets. As reflected in Table 5, the volume changes mentioned above increased net interest income by $3.0 million, while the lower net interest margin had a $10.6 million negative impact.

The net interest margin declined 28 basis points from 4.45% in 2004 to 4.17% in 2005. This decline was primarily attributable to the eight rate hikes (25 basis points each) by the Federal Reserve to the overnight federal funds rates since last December having a greater impact on funding costs (up 35 basis points) than earning-asset yields (up six basis points). The rising short-term market rates resulted in steady increases to rates throughout the year on interest-bearing deposits rates (up 30 basis points) and total external borrowings (up 101 basis points). Conversely, the yield on loans remained relatively stable for the first three quarters of 2005 and increased 25 basis points in the fourth quarter as compared to the third quarter. The yield on investments declined during the year from 6.18% for 2004 to 6.05% for 2005, as a result of the sale of higher yielding securities.

The net interest margin also declined in each of the quarters of 2004, from 4.67% for the first quarter to 4.32% in the fourth quarter. This trend was mostly attributable to the changes in market interest rates during 2004 as well as the Federal Reserve beginning to raise the overnight federal funds rate in June 2004. Falling market rates early in the year allowed the Company to reduce or hold steady rates on interest-bearing deposit accounts in the first three quarters of 2004. The fourth quarter of 2004 saw interest rates on money market and time deposit accounts rise slightly in response to increasing market rates. Similarly, the yield on loans decreased throughout the first three quarters of the year. The decline in loan yields had a greater negative impact on the margin in 2004 ($12.1 million) than the benefit derived from deposit rate reductions ($7.2 million). Yields on investments declined 35 basis points during 2004 from 6.53% to 6.18% as investment purchases were at generally lower rates. Lastly, the average interest rate paid on borrowings decreased 83 basis points from 4.13% for 2003 to 3.30% for 2004.

As shown in Table 4, total interest income increased by $6.2 million or 2.7% in 2005. Table 5 shows that higher average earning assets contributed a positive $4.2 million variance and higher yields contributed $2.0 million. Average loans grew a total of $110 million in 2005, the majority as a result of the addition of $204 million of loans through the acquisition of First Heritage in May 2004 and $5.6 million from the November 2004 acquisition of the Dansville branch as well as organic growth in the consumer installment and consumer mortgage portfolios. Interest and fees on loans increased $10.6 million or 7.7%. The increase was attributable to higher average loan balances (positive $6.8 million) as well as a 17-basis point increase in loan yields (positive $3.8 million) due to the rising rate environment. Average loans grew $379 million in 2004, the majority being the result of the First Heritage acquisition as well as the $186 million of loans acquired in the Peoples and Grange acquisition in late 2003. Interest and fees on loans increased $11.6 million or 9.2% in 2004 as compared to 2003. The increase was attributable to higher average loan balances (positive $23.7 million), partially offset by a 60-basis point drop in loan yields (negative $12.1 million) due to falling capital market rates.

A leveraging strategy was employed beginning in late 2003 through mid-2004, which increased average investment balances by $268.3 million for 2004 versus the year-earlier period. In 2005, the Company decided to sell certain securities and not fully reinvest cash flows from maturing securities in the current flat yield environment, to take advantage of market conditions to shorten the average life of the portfolio, improve its interest-rate sensitivity profile in a rising-rate environment, and maximize the expected total return. As a result, average investments for 2005 decreased $41 million and the expected life-to-maturity of the portfolio was reduced from 5.9 years at December 31, 2004 to 5.3 years at December 31, 2005. Refer to the "Investments" section of the MD&A on pages 32 through 34 for further information.

Investment interest income in 2005 of $85.5 million was $4.4 million or 4.9% lower than the prior year as a result of a smaller portfolio (negative $2.1 million impact) as well as a decrease in the average investment yield from 6.18% to 6.05% (negative $2.3 million impact). The decrease in the yield was principally driven by the sale and maturity of higher-yielding securities. The performance of the investment portfolio in 2005 remained strong despite the interest rate environment. The Company was able to maintain its yields to a great extent primarily because of two important strategies: the addition of a substantial amount of call-protected securities in 2001 and first half of 2002 when rates were higher, and foregoing security purchases in the late-2002 to mid-2003 period as rates were falling significantly. The success of these actions was evident in the Company's 97th percentile ranking within its peer group for tax-equivalent investment yield for the nine months ended September 2005. Investment interest income in 2004 of $89.8 million was $12.5 million or 16% higher than the prior year as a result of a larger portfolio (positive $16.9 million impact), partially offset by a decrease in the average investment yield from 6.53% to 6.18% (negative $4.5 million impact). The decrease in the yield was principally driven by significant declines in market interest rates from early 2001 through mid-2003. Consequently, the Company was unable to replace the run-off of longer-term higher-yielding securities with equivalent-rate investments. The Company also purchased securities in the relatively low-interest rate environment in the second half of 2003 and 2004, which resulted in an overall decline in yields, but offered at attractive net spread due to the low cost of the borrowings used to fund the purchase.

The average earning asset yield grew six basis points to 6.17% in 2005 because of the previously mentioned increase in loan yields, partially offset by the declines in the investment yields. In 2003 the yield on the loan portfolio was 14 basis points higher than the yield on investments. In 2004 investment yields were 11 basis points above those produced by loans. During 2005, changes in market interest rates combined with the strategic investment portfolio actions previously discussed resulted in the yield on the loan portfolio again being higher than the investment portfolio by 19 basis points.

Total average funding (deposits and borrowings) grew by $39.8 million in 2005. Deposits increased $102.9 million, attributable to the acquisitions of First Heritage, Dansville and organic growth. Average external borrowings declined $63.0 million in 2005 as compared to the prior year as cash flows from the securities sales were used to reduce short-term borrowings. In 2004 total average funding increased by $626.5 million, with $310.9 million of the increase coming from deposits, mostly attributable to the acquisitions of First Heritage, Grange and Peoples. External borrowings increased $315.6 in 2004 to fund organic loan growth and investment purchases.

The cost of funding increased throughout 2005 reflective of the eight 25 basis point increases to short-term rates by the Federal Reserve since December of 2004. Interest rates on deposit accounts were raised throughout the year, with increases in almost all product offerings. The primary drivers of the increase in deposit cost of funds were maturing time deposits rolled over at higher interest rates and customers transferring funds from lower rate interest bearing accounts to a new higher yielding money market product. This is demonstrated by the percentage of average deposits that were in time deposit accounts and regular savings dropping from 41.3% and 18.1% in 2004 to 40.9% and 17.1% in 2005, while money market deposits increased from 10.7% in 2004 to 11.7% in 2005. The flattening yield curve also resulted in decreasing the interest rate differential between short and long-term debt.

Total interest expense increased by $13.8 million to $75.6 million in 2005. As shown in Table 5, higher interest rates on deposits and external borrowings resulted in $13.7 million of this increase, while the higher deposit and borrowings balances accounted for just $0.1 million of the increase in interest expense. Interest expense as a percentage of earning assets increased by 33 basis points to 1.99%. The rate on interest bearing deposits increased 30 basis points to 1.79%, due largely to increases in money market and time deposit rates throughout 2005. The rate on external borrowings increased 101 basis points to 4.31% because of the previously mentioned increase in short-term market rates. Total interest expense increased by $2.5 million to $61.8 million in 2004 as compared to 2003. A higher level of deposits and borrowings, partially offset by lower interest rates accounted for the increase. The rate on interest bearing deposits fell 34 basis points to 1.49% and the rate on external borrowings declined 83 basis points to 3.30% in 2004.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2005, 2004 and 2003. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.6% in 2005, 38.7% in 2004, and 38.9% in 2003. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans and loans held for sale.

                         Table 4: Average Balance Sheet

(000's omitted except
yields and rates)                    Year Ended December 31, 2005    Year Ended December 31, 2004      Year Ended December 31, 2003
                                  -------------------------------- --------------------------------  -------------------------------
                                                            Avg.                             Avg.                             Avg.
                                    Average             Yield/Rate  Average              Yield/Rate    Average            Yield/Rate
                                    Balance   Interest     Paid     Balance    Interest     Paid       Balance   Interest    Paid
------------------------------------------------------------------ --------------------------------  -------------------------------
Interest-earning assets:
  Time deposits in other banks    $      935  $     31     3.32%   $      868  $     22     2.53%    $      346  $      4    1.16%
  Taxable investment
    securities (1)                   881,712    49,739     5.64%      940,744    54,205     5.76%       779,107    48,212    6.19%
  Non-taxable investment
    securities (1)                   530,639    35,704     6.73%      512,666    35,626     6.95%       406,034    29,149    7.18%
  Loans (net of unearned
    discount)                      2,374,893   148,075     6.24%    2,264,857   137,450     6.07%     1,885,604   125,855    6.67%
                                  --------------------             --------------------              --------------------
     Total interest-earning
      assets                       3,788,179   233,549     6.17%    3,719,135   227,303     6.11%     3,071,091   203,220    6.62%
                                              --------                         --------                          --------
Noninterest-earning assets           479,325                          477,686                           400,598
                                  ----------                       ----------                        ----------
   Total assets                   $4,267,504                       $4,196,821                        $3,471,689
                                  ==========                       ==========                        ==========

Interest-bearing liabilities:
  Interest checking, savings
   and money market deposits      $1,172,333     8,959     0.76%   $1,128,071     6,368     0.56%    $1,000,238     6,769    0.68%
  Time deposits                    1,214,719    33,793     2.78%    1,188,625    28,219     2.37%     1,090,511    31,519    2.89%
  Short-term borrowings              366,775    11,249     3.07%      442,287     7,242     1.64%       212,512     2,685    1.26%
  Long-term borrowings               394,195    21,571     5.47%      381,716    19,923     5.22%       295,880    18,328    6.19%
                                  --------------------             --------------------              --------------------
   Total interest-bearing
    liabilities                    3,148,022    75,572     2.40%    3,140,699    61,752     1.97%     2,599,141    59,301    2.28%
                                              --------                         --------                          --------
Noninterest-bearing liabilities:
  Demand deposits                    591,061                          558,552                           473,568
  Other liabilities                   61,845                           56,943                            56,301
Shareholders' equity                 466,576                          440,627                           342,679
                                  ----------                       ----------                        ----------
   Total liabilities and
     shareholders' equity         $4,267,504                       $4,196,821                        $3,471,689
                                  ==========                       ==========                        ==========

Net interest earnings                         $157,977                         $165,551                          $143,919
                                              ========                         ========                          ========

Net interest spread                                        3.77%                            4.14%                            4.34%
Net interest margin on interest-
  earning assets                                           4.17%                            4.45%                            4.69%

Fully tax-equivalent adjustment               $ 14,355                         $ 14,508                          $ 12,091

(1) Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                              Table 5: Rate/Volume

                                              -----------------------------------------    ----------------------------------------
                                                         2005 Compared to 2004                       2004 Compared to 2003
                                              -----------------------------------------    ----------------------------------------
                                              Increase (Decrease) Due to Change in (1)     Increase (Decrease) Due to Change in (1)
                                              -----------------------------------------    ----------------------------------------
                                                                                  Net                                         Net
(000's omitted)                               Volume            Rate            Change     Volume           Rate            Change
                                              -----------------------------------------    ----------------------------------------
Interest earned on:
  Time deposits in other banks                $     2         $      7         $      9    $    10        $      8         $     18
  Taxable investment securities                (3,348)          (1,118)          (4,466)     9,485          (3,492)           5,993
  Non-taxable investment securities             1,228           (1,150)              78      7,437            (960)           6,477
  Loans (net of unearned discount)              6,795            3,830           10,625     23,730         (12,135)          11,595
Total interest-earning assets (2)               4,245            2,001            6,246     40,477         (16,394)          24,083

Interest paid on:
  Interest checking, savings and
   money market deposits                          259            2,332            2,591        803          (1,204)            (401)
  Time deposits                                   632            4,942            5,574      2,666          (5,966)          (3,300)
  Short-term borrowings                        (1,413)           5,420            4,007      3,578             979            4,557
  Long-term borrowings                            664              984            1,648      4,774          (3,179)           1,595
Total interest-bearing liabilities (2)            144           13,676           13,820     11,329          (8,878)           2,451

Net interest earnings (2)                       3,029          (10,603)          (7,574)    29,139          (7,507)          21,632

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Non-interest Income

The Company's sources of non-interest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of employee benefit plan administration, actuarial and consulting services (BPA-Harbridge), trust services, investment and insurance products (Community Investment Services, Inc. or CISI) and asset management (Elias Asset Management or EAM); and periodic transactions, most often net gains (losses) from the sale of investments and prepayment of term debt.

                          Table 6: Non-interest Income

                                                                                      Years Ended December 31,
                                                                            ----------------------------------------
(000's omitted)                                                              2005             2004             2003
--------------------------------------------------------------------------------------------------------------------
Deposit service charges and fees                                            $21,961         $20,342          $18,851
Benefit plan administration, consulting and actuarial fees                   11,193           9,158            6,105
Trust, investment and asset management fees                                   7,307           7,583            6,797
Commissions and other                                                         4,839           4,180            3,054
Electronic banking                                                            2,829           2,585            2,604
Mortgage banking                                                                522             525              518
--------------------------------------------------------------------------------------------------------------------
     Subtotal                                                                48,651          44,373           37,929
Gain (loss) on investment securities & debt prepayment                       12,195              72          (2,698)
--------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                              $60,846         $44,445          $35,231
====================================================================================================================

Noninterest income/operating income (FTE)                                     27.8%           21.2%            19.7%

As displayed in Table 6, non-interest income, excluding security gains, increased by 9.6% to $48.7 million, largely as a result of recurring bank fees and growth in benefit plan administration, consulting and actuarial fees. Gain on the sale of investment securities increased $12.1 million as the Company took advantage of market conditions to sell certain securities in order to shorten the average length of the portfolio and maximize their expected total return. Refer to the "Investments" section of the MD&A on pages 32 through 34 for further information. Total non-interest income for 2004 increased by 26.2% over 2003 to $44.4 million, largely as a result of higher bank fees, driven by four bank acquisitions in 2003 and 2004, the acquisition of Harbridge, growth at BPA and CISI, and the absence of debt repayment charges.

Non-interest income as a percent of operating income (FTE basis) was 27.8% in 2005, up 6.6 percentage points from the prior year, an all-time high for the Company. Excluding the gain (loss) on investment securities & debt prepayment, non-interest income as a percent of operating income (FTE basis) was 23.5% in 2005, a 2.4 percentage point increase from 21.1% for 2004. This increase was primarily driven by the aforementioned strong growth in recurring bank fees and benefit plan administration, consulting and actuarial fees and declining net interest income. This ratio is considered an important measure for determining the progress the Company is making on one of its primary long-term strategies, expansion of non-interest income in order to diversify its revenue sources and reduce reliance on net interest margins that may be strongly impacted by general interest rate and other market conditions.

The largest portion of the Company's recurring non-interest income is the wide variety of fees earned from general banking services, which reached $30.2 million in 2005, up 9.1% from the prior year. A large portion of the income growth was attributable to overdraft fees, up $1.2 million (7.8%) over 2004's level, due in large part to the incremental transaction volume generated from the accounts added through the First Heritage and Dansville acquisitions, as well as several revenue enhancement initiatives implemented this year. Commissions and other increased $0.7 million, due to higher New York Bankers Association dividends and transaction fees. In addition, the increase in electronic banking is directly attributable to a concerted effort to increase the penetration of debit cards as well as the introduction of a business debit card program. Fees from general banking services were $27.6 million in 2004, up $2.6 million or 10.4% from 2003 primarily driven by growth in overdraft fees and commissions, a majority derived from the First Heritage and Grange acquisitions.

As disclosed in Table 6, non-interest income from financial services rose $1.8 million or 10.5% in 2005 to $18.5 million. Financial services revenue now comprises 38% of total non-interest income, excluding net gains (losses) on the sale of investment securities and retirement of debt. Revenue growth at BPA-Harbridge (up $2.0 million or 22%) was driven by enhanced service offerings to both new and existing clients, a portion of which relates to new actuarial determinations required by certain state and federal healthcare programs. These two businesses operate collaboratively to offer their clients a full array of employee benefits, recordkeeping and consulting services, on a national basis. BPA-Harbridge revenue of $9.2 million in 2004 was $3.1 million higher than prior year results, driven by seven more months of revenue from Harbridge, which was acquired at the end of July 2003, a significant number of new plans under administration and growth in the market value of client assets.

Personal trust generated revenue growth of $154,000 (8.3%) in 2005, achieved through new client relationships and the investment of additional assets by established clients. In 2005, CISI and Elias were negatively impacted by the challenging retail investment market conditions. Revenues in 2005 were down $323,000 (17.6%) and $106,000 (2.7%) at Elias and CISI, respectively as compared to 2004. In 2004 CISI and personal trust had positive revenue growth of $568,000 (17%) and $275,000 (18%), respectively, as improving market conditions positively impacted both businesses. In addition, in 2004 CISI experienced an increased volume of annuity sales in response to higher interest rates and additional client relationships developed in the new markets opened up by the Company's acquisitions.

Assets under management and administration at the Company's financial services businesses rose considerably over the last two years reaching $2.5 billion at the end of 2005, compared to $2.2 billion at year-end 2004 and $1.8 billion at year-end 2003. Market-driven gains in equity-based assets were augmented by attraction of new client assets. BPA in particular was very successful at growing its asset base, as demonstrated by a $358 million or 35% increase in its assets under administration during 2005.

Excluding non-recurring retirement charges, the total financial services group contributed $2.9 million (excluding allocation of indirect corporate expense) or 4.1% of the Company's pre-tax income in 2005, reflecting nearly a 15% operating margin. In 2004, financial services' contribution was $2.1 million or 3.1% of total pre-tax income, with a margin of 12%. The higher earnings were the result of new client business at BPA and personal trust. The increase in percentage contribution was primarily due to growth in the financial services businesses in 2005, combined with the decline in net interest income.

There was a total net gain on security transactions of $12.2 million in 2005 as compared to $72,000 in 2004, as the Company took advantage of market conditions to sell certain securities in order to shorten the average length of the portfolio and maximize their expected total return. Securities sold included $173.2 million of U.S. Treasury and Agency securities, $46.1 million of AAA-rated obligations of state and political subdivisions, and $24.4 million of investment grade corporate bonds. The corresponding gains recognized on these sales were $7.0 million, $2.2 million and $3.0 million respectively.

The net gain on security and debt transactions of $72,000 in 2004 compared to a net loss of $2.7 million in 2003. The loss in 2003 was primarily composed of $2.6 million of charges associated with the early retirement of $25 million of longer-term FHLB borrowings that were replaced with lower rate, short-term borrowings, which were expected to provide a long-term earnings benefit as well as reduce interest rate risk. The security and debt gains and losses taken over the last three years are illustrative of the Company's active management of its investment portfolio and external borrowings to achieve a desirable total return through the combination of net interest income, transaction gains/losses and changes in market value across financial market cycles, as well as achieving an appropriate interest-rate sensitivity profile in changing rate environments.

Operating Expenses

As shown in Table 7, operating expenses rose $7.5 million or 6.2% in 2005 to $127.4 million. Excluding special charges/acquisition expenses, operating expenses were up $6.3 million or 5.3% in 2005, primarily attributable to increases in salaries and benefits costs, utility costs and business development expenses. This year's operating expenses as a percent of average assets were 2.99%, up from 2.86% in 2004 and 2.96% in 2003. The increase in this ratio for 2005 was principally due to the reduction in the size of the investment portfolio, the special charge related to certain early retirement actions as well as more active business development and marketing programs. The decrease in this ratio for 2004 was principally due to an investment leverage strategy executed in the first two quarters of 2004 and the acquisitions in late 2003 and the first half of 2004 (Grange and First Heritage), whereby average assets increased significantly (21%), while operating expenses only increased 17%.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding special charges/acquisition expenses and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus non-interest income, excluding net securities and debt gains and losses). Lower ratios are often correlated to higher efficiency. In 2005 the efficiency ratio increased 4.0 percentage points to 56.8% due to higher operating expenses and a decline in net interest income. The efficiency ratio for 2004 was 0.6 percentage points lower than the 53.4% ratio for 2003 due primarily to increased net investment interest income.

                           Table 7: Operating Expenses


                                                                        Years Ended December 31,
                                                             --------------------------------------------
                (000's omitted)                              2005             2004             2003
                -----------------------------------------------------------------------------------------
                Salaries and employee benefits                $ 65,059         $ 61,146         $ 53,164
                Occupancy and equipment                         20,094           18,813           17,125
                Data processing and communications               8,240            8,945            8,023
                Amortization of intangible assets                7,125            7,414            5,093
                Legal and professional fees                      4,540            4,566            3,308
                Office supplies and postage                      4,097            3,970            3,702
                Business development and marketing               2,771            2,003            1,545
                Foreclosed property                              1,312              994              561
                Special charges/acquisition expenses             2,943            1,704              498
                Other                                           11,208           10,344            9,692
                -----------------------------------------------------------------------------------------
                   Total operating expenses                   $127,389         $119,899         $102,711
                =========================================================================================

                Operating expenses/average assets                 2.99%            2.86%            2.96%
                Efficiency ratio                                  56.8%            52.8%            53.4%

Higher personnel expenses accounted for 52% of 2005's increase in operating costs, primarily the result of the First Heritage and Dansville acquisitions in 2004. The remainder of the increase in personnel expense reflects higher benefit costs and merit increases. Personnel expenses in 2004 were up $8.0 million from 2003's level mostly due to the four acquisitions made between July 2003 and May 2004. Total full-time equivalent staff at the end of 2005 was 1,299 compared to 1,301 at December 31, 2004 and 1,259 at then end of 2003.

Medical expenses were up in 2005 due to a general rise in the cost of medical care, administration and insurance, as well as a greater number of insured employees. Qualified and non-qualified pension expenses increased in 2005 principally due to the special charge related to certain early retirement actions and a lower discount rate. In 2004 the qualified and non-qualified pension expense decreased slightly due to a change in the Company's defined benefit pension plan from a standard annuity paid benefit, to a cash balance design, offset by a reduction of the discount rate applied to future payments from 6.1% to 5.9% (increases current expenses in present value terms) and additional obligations for employees added through acquisition and organic growth. The three assumptions that have the largest impact on the calculation of annual pension expense are the aforementioned discount rate, the rate applied to future compensation increases and the expected rate of return on plan assets. See Note K to the financial statements for further information concerning the pension plan.

Total non-personnel expense increased $3.6 million or 6.1% in 2005. Excluding special charges/acquisition expense, non-personal expenses were up $2.3 million or 4.1% from 2004's level. As displayed in Table 7, this was largely caused by higher occupancy and equipment expense (up $1.3 million), business development and marketing (up $0.8 million), foreclosed property (up $0.3 million) and other expenses (up $0.9 million), partially offset by decreases in data processing and communication expense (down $0.7 million) and amortization of intangible assets (down $0.3 million). The increase in occupancy and equipment in 2005 was mainly due to incremental costs from recently acquired facilities, expenses arising from renovations and repairs, the effect of higher rates and severe weather on maintenance and utilities expenses, and the general increase in property taxes in many of the locations we do business in. Business development and marketing costs were up due to a more robust marketing strategy in 2005. The majority of the increase in other expenses relates to higher overdraft charge-offs as a result of higher transaction volume and certain fixed asset write-downs. Data processing and communications costs have decreased due to certain contract renegotiations, the assimilation of the 2004 acquisitions, and other vendor management programs.

Total non-personnel expenses increased $9.2 million or 19% in 2004 from 2003. Excluding acquisition-related expenses, non-personnel expenses were up $8.0 million or 16% from 2003's level. This increase was largely caused by higher occupancy and equipment expense ($1.7 million), legal and professional fees ($1.3 million), data processing and communication expense ($.9 million), amortization of intangible assets ($2.3 million), business development and marketing expense ($0.5 million) and other expenses ($0.7 million). The increase in occupancy and equipment expenses in 2004 was mainly due to incremental costs from recently acquired facilities. The increase in legal and professional fees over the prior year was caused, in most part, by the additional responsibilities associated with complying with new governance and regulatory requirements. Data processing and other expenses were up primarily due to incremental recurring operating expense associated with the five acquisitions completed from July 2003 to December 2004. Intangible amortization in 2004 was up versus the prior year due to the amortization of additional core deposit and customer relationship intangibles arising from the 2003 and 2004 acquisitions.

Special charges/acquisition expenses totaled $2.9 million in 2005, up from $1.7 million in 2004. The 2005 special charge relates to the early retirement of certain long-service executives and includes severance and certain benefit plan enhancements. Acquisition expenses totaled $1.7 million in 2004, up from $498,000 in 2003, comprised of severance and employee benefits of $1.0 million and legal, consulting and system conversion costs of $0.7 million.

Income Taxes

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements on page 57. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position. If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2005 increased by 1.0 percentage point to 25.9%. This increase was primarily due to a larger proportion of income from fully taxable sources versus the prior year period. The effective tax rate for 2004 increased by 0.9 percentage points over 2003 to 24.9%, for similar reasons.

Capital

Shareholders' equity ended 2005 at $457.6 million, down $17.0 million or 3.6% from one year earlier. This decrease reflects treasury share purchases of $25.9 million, a $25.8 million decline in the market value adjustment ("MVA", represents the after-tax, unrealized change in value of available-for-sale securities in the Company's investment portfolio), and common stock dividends declared of $22.3 million. These decreases were partially offset by net income of $50.8 million and $6.1 million from the issuance of shares through employee stock plans. Excluding accumulated other comprehensive income in both 2005 and 2004, capital rose by $8.7 million or 2.0%. Shares outstanding declined by 685,000 during the year, comprised of 0.4 million added through employee stock plans, offset by the purchase of 1.1 million treasury shares.

The Company's ratio of Tier 1 capital to assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered "well-capitalized," increased 63 basis points in 2005 to 7.57%. This was due to the capital-building contribution from retained earnings (net income less dividends declared) and the decline in average assets, primarily resulting from the sale of certain investments. The tangible equity/tangible assets ratio was 5.92% at the end of 2005 versus 5.82% one year earlier. The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the Company's ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2005 of $22.3 million represented an increase of 8.6% over the prior year. This growth was mostly a result of dividends per share of $0.74 for 2005 increasing from $0.68 in 2004 due to quarterly dividends per share being raised from $0.18 to $0.19 (+5.6%) in the third quarter of 2005 and from $0.16 to $0.18 (+12.5%) in the third quarter of 2004. The increase in dollar amount of dividends declared was partially offset by a slight decrease in the number of shares outstanding during the year, primarily a result of treasury stock purchases in 2005. The dividend payout ratio for this year was 43.9% compared to 40.9% in 2004, and 40.2% in 2003.

Liquidity

Liquidity risk is measured by the Company's ability to raise cash when needed at a reasonable cost and minimize any loss. The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position is critical. Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cashflows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, the Federal Home Loan Bank, and Federal Reserve Bank. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit, and brokered CD relationships.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2005, this ratio was 15.4% and 15.2% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources. There is currently $317 million in additional Federal Home Loan Bank borrowing capacity based on the Company's year-end collateral levels. Additionally, the Company has $11 million in unused capacity at the Federal Reserve Bank and $50 million in unused capacity from unsecured lines of credit with other correspondent banks.

In addition to the 30 and 90-day basic surplus/deficit model, longer-term liquidity over a minimum of five years is measured and a liquidity analysis projecting sources and uses of funds is prepared. To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time. This five-year measure reflects ample liquidity for loan growth over the next five years.

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

A short-term funding crisis would most likely result from a shock to the financial system, either internal or external, which disrupts orderly short-term funding operations. Such a crisis should be temporary in nature and would not involve a change in credit ratings. A long-term funding crisis would most likely be the result of drastic credit deterioration at the Company. Management believes that both circumstances have been fully addressed through detailed action plans and the establishment of trigger points for monitoring such events.

Intangible Assets

Intangible assets at the end of 2005 of $224.9 million decreased $7.6 million from the prior year-end due primarily to $7.1 million of amortization during the year.

Intangible assets consist of goodwill, core deposit value and customer relationships arising from acquisitions. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2005 amounted to $195 million, comprised of $184 million related to banking acquisitions and $11 million arising from the acquisition of financial services businesses. Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill. The Company completed its goodwill impairment analyses during 2005 and 2004 and no adjustments were necessary. The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators. Management believes that there is a low probability of future impairment with regard to the goodwill associated with whole-bank and branch acquisitions. The performance of Elias Asset Management (EAM) weakened subsequent to its acquisition in 2000 as a result of adverse market conditions, however, its performance stabilized in 2004 as market conditions improved. As a result of margin compression and no asset growth, operating revenues continued to decline in 2005. Certain organizational and structural changes were made late in 2005 that will decrease operating expenses going forward. The Company expects these changes will result in improved operating performance for EAM in the future. However, additional declines in EAM's operating results may cause impairment to its recorded goodwill of $7.3 million.

Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost that would have been incurred had the funds been purchased in the capital markets. Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years. The recognition of a customer relationship intangible arose due to the acquisition of Harbridge. This asset was determined based on a methodology that calculates the present value of the projected future revenue derived from the acquired customer base. This asset is being amortized over eleven years on an accelerated basis.

Loans

The Company's loans outstanding, by type, as of December 31 are as follows:

                           Table 8: Loans Outstanding

(000's omitted)                                        2005             2004              2003            2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Consumer mortgage                                   $   815,795      $   801,412      $   739,593      $   510,309      $   443,767
Business lending                                        819,605          831,244          689,436          629,874          643,834
Consumer installment                                    776,445          725,885          699,562          666,838          645,487
------------------------------------------------------------------------------------------------------------------------------------
     Gross loans                                      2,411,845        2,358,541        2,128,591        1,807,021        1,733,088
Less:  unearned discount                                     28               48               82              116              218
------------------------------------------------------------------------------------------------------------------------------------
Net loans                                             2,411,817        2,358,493        2,128,509        1,806,905        1,732,870
Allowance for loans                                     (32,581)         (31,778)         (29,095)         (26,331)         (23,901)
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of allowance for loan losses             $ 2,379,236      $ 2,326,715      $ 2,099,414      $ 1,780,574      $ 1,708,969
====================================================================================================================================

As disclosed in Table 8 above, gross loans outstanding reached a record level of $2.41 billion as of year-end 2005, up $53.3 million or 2.3% compared to twelve months earlier. The loan growth was produced in the consumer mortgage and installment lines of business, with declines experienced in business lending. Loan growth was attributable to the New York market, with the Pennsylvania market experiencing a net decline in loans outstanding.

The compounded annual growth rate ("CAGR") for the Company's total loan portfolio between 2001 and 2005 was 8.6% comprised of approximately 4% organic growth, with the remainder coming from whole bank and branch acquisitions. The greatest overall expansion occurred in the consumer mortgage segment, which grew at a 16% CAGR (including the impact of acquisitions) over that time frame. The consumer mortgage growth was primarily driven by record mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches in that time period. As a consequence, the consumer mortgages segment accounted for 34% of the total loan portfolio at year-end 2005 versus 26% at the end of 2001. Indirect consumer installment loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships experienced a compounded annual growth rate of 13.5% over the last 5 years. Business lending grew at a compounded annual growth rate of 6% from 2001 to 2005.

The weighting of retail lending in the Company's loan portfolio enables it to be highly diversified. Approximately 66% of loans outstanding at the end of 2005 were made to consumers borrowing on an installment and residential mortgage loan basis. The commercial portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2005: real estate development (19%), healthcare (10%), general services (10%), motor vehicle and parts dealers (8%), construction (6%), agriculture (7%), restaurant & lodging (7%), retail trade (8%), manufacturing (6%) and wholesale trade (5%). A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 14%. Since May 2004, the mix of loans has become more weighted towards business lending due to the high proportion of commercial loans in First Heritage's portfolio.

The consumer mortgage segment of the Company's loan portfolio is comprised of fixed (96%) and adjustable rate (4%) residential lending. Consumer mortgages increased $14.4 million or 1.8% in 2005. During the last several years, record levels of refinancing activity were driven by mortgage rates that were at or near 40-year lows. Consumer mortgage growth slowed in 2005 compared to the past two years, as the pace of refinancing slowed after an extended period of elevated demand in the low-rate environment. The 2005 growth was derived principally from activity in the New York markets.

The combined total of general-purpose business lending, dealer floor plans, mortgages on commercial property, and farm loans is characterized as the Company's business lending activity. The business lending portfolio decreased $11.6 million or 1.4% in 2005. The declines were concentrated in the Pennsylvania market, while the New York market experienced modest growth. Lending efforts in First Liberty's traditional markets continue to be challenged by a modest economic recovery, diminished capital spending levels in the commercial sector, an extremely competitive pricing environment and the Company's dedication to maintaining strong credit quality standards. Management has worked aggressively to address the loan generation challenges in Pennsylvania by adding enhanced management, lending and credit administration resources, and strong business relationships over the last two years via the acquisition of First Heritage in 2004 and Grange in 2003. The enhanced scale and coverage of the Pennsylvania business combined with a commitment to business development efforts, positions the Company to fully take advantage of growth opportunities in this key market as economic conditions continue to improve and increased capital spending leads to expanded borrowing activity in the commercial sector.

Consumer installment loans, both those originated directly (such as personal loans and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), rose $50.6 million or 7.0% from one year ago. Continued moderate interest rates by historical standards, aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive strong growth in this segment over the last two years. Consumer installment loans increased in both the New York and Pennsylvania markets during the last twelve months.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2005:

      Table 9: Maturity Distribution of Business and Construction Loans (1)

                                                                                     Maturing
                                                                   Maturing in       After One         Maturing
                                                                   One Year or      but Within        After Five
            (000's omitted)                                           Less          Five Years           Years
            -----------------------------------------------------------------------------------------------------
            Commercial, financial and agricultural                  $291,213          $404,514          $109,674
            Real estate - construction                                14,503                 0                 0
            -----------------------------------------------------------------------------------------------------
                 Total                                              $305,716          $404,514          $109,674
            =====================================================================================================

            Fixed or predetermined interest rates                   $ 89,396          $222,822          $ 42,207
            Floating or adjustable interest rates                    216,320           181,692            67,467
            -----------------------------------------------------------------------------------------------------
                 Total                                              $305,716          $404,514          $109,674
            =====================================================================================================

            (1) Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The following table presents information concerning non-performing assets:

                         Table 10: Nonperforming Assets

(000's omitted)                                                   2005          2004          2003          2002          2001
--------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                $10,857       $11,798       $11,940       $ 9,754       $ 7,186
Accruing loans 90+ days delinquent                                1,075         1,158         1,307         1,890         1,914
Restructured loans                                                1,375             0            28            43            75
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                   13,307        12,956        13,275        11,687         9,175
Other real estate                                                 1,048         1,645         1,077           704         1,427
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                 $14,355       $14,601       $14,352       $12,391       $10,602
================================================================================================================================

Allowance for loan losses to total loans                          1.35%         1.35%         1.37%         1.46%         1.38%
Allowance for loan losses to nonperforming loans                   245%          245%          219%          225%          261%
Nonperforming loans to total loans                                0.55%         0.55%         0.62%         0.65%         0.53%
Nonperforming assets to total loans and other real estate         0.59%         0.62%         0.67%         0.69%         0.61%

The Company places a loan on nonaccrual status when the loan becomes ninety days past due or sooner, if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. As shown in Table 10 above, non-performing loans, defined as non-accruing loans plus accruing loans 90 days or more past due, ended 2005 at $13.3 million, up approximately $0.4 million or 2.7% from one year earlier. The ratio of non-performing loans to total loans remained consistent with the prior year at 0.55%. The ratio of non-performing assets (which includes troubled debt restructuring and other real estate, or OREO, in addition to non-performing loans) to total loans plus OREO decreased to 0.59% at year-end 2005, down three basis points from one-year earlier. The improvement was driven by improvements in the economy, enhanced collection and recovery efforts, and the charge-off and disposition of certain problematic loans over the last two years. Had nonaccrual loans for the year ended December 31, 2005 been current in accordance with their original terms, additional interest income of approximately $1.0 million would have been recorded. At year-end 2005, the Company was managing 15 OREO properties with a value of $1.0 million as compared to 30 OREO properties at a value of $1.6 million a year earlier.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.46% of total loans outstanding versus 1.45% at the end of 2004. As of year-end 2005, total delinquency ratios for commercial loans, consumer loans, and real estate mortgages were 1.78%, 2.14%, and 0.82%, respectively. These measures were 1.57%, 2.08% and 1.00%, respectively, as of December 31, 2004. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to look at this ratio over a longer period. The total average quarter-end delinquency ratio for 2005 was 1.40% versus 1.52% in 2004.

The changes in the allowance for loan losses for the last five years is as follows:

                   Table 11: Allowance for Loan Loss Activity

                                                                                      Years Ended December 31,
                                                             -----------------------------------------------------------------------
(000's omitted)                                                  2005          2004           2003           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period             $   31,778     $   29,095     $   26,331     $   23,901     $   20,035
------------------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Business lending                                                2,639          3,621          5,521          5,071          2,310
  Consumer mortgage                                                 522            535            239            221            282
  Consumer direct and indirect                                    8,071          7,624          7,351          6,723          6,070
------------------------------------------------------------------------------------------------------------------------------------
     Total charge-offs                                           11,232         11,780         13,111         12,015          8,662
------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Business lending                                                  730            871            417            281            313
  Consumer mortgage                                                 142             48             78            119             56
  Consumer direct and indirect                                    2,629          2,437          2,353          1,823          1,709
------------------------------------------------------------------------------------------------------------------------------------
     Total recoveries                                             3,501          3,356          2,848          2,223          2,078
------------------------------------------------------------------------------------------------------------------------------------

Net charge-offs                                                   7,731          8,424         10,263          9,792          6,584
Provision for loan losses                                         8,534          8,750         11,195         12,222          7,097
Allowance on acquired loans (1)                                       0          2,357          1,832              0          3,353
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                   $   32,581     $   31,778     $   29,095     $   26,331     $   23,901
====================================================================================================================================

Amount of loans outstanding at end of period                 $2,411,817     $2,358,493     $2,128,509     $1,806,905     $1,732,870
Daily average amount of loans (net of unearned discount)      2,374,893      2,264,857      1,885,604      1,759,564      1,580,870

Net charge-offs to average loans outstanding                       0.33%          0.37%          0.54%          0.56%          0.42%

(1) This reserve addition is attributable to loans acquired from First Heritage Bank in 2004, Peoples Bankcorp Inc. and Grange National Banc Corp in 2003 and Citizens National Bank of Malone and FleetBoston Financial Corporation in 2001.

As displayed in Table 11 above, total net charge-offs in 2005 were $7.7 million, down $0.7 million from the prior year, principally due to significantly improved results in the business lending portfolio. Net charge-offs in 2004 were $1.8 million below 2003's level, and were again impacted by improved results in the business lending portfolio. A prolonged period of economic weakness from late 2000 through early 2003 impacted the net charge-off levels in both 2002 and 2003, with the greatest impact being realized in the business loan segment.

Due to the significant increase in average loan balances in 2004 and 2003 as a result of the factors mentioned above, management believes that net charge-offs as a percent of average loans ("net charge-off ratio") offers a more meaningful representation of asset quality trends. The net charge-off ratio for 2005 was down 4 basis points from last year to 0.33%. This year's ratio benefited from improved gross charge-off and recovery performance. Gross charge-offs as a percentage of average loans dropped five basis points to 0.47% in 2005. Enhanced recovery efforts were evidenced by recoveries of $3.5 million, representing 30% of average gross charge-offs for the latest two years, compared to 27% in 2004.

Business loan net charge-offs decreased in 2005, totaling $1.9 million or 0.23% of average business loans outstanding versus $2.8 million and 0.35% in 2004. The primary reason for the decreased net charge-off ratio for business loans was generally improved economic conditions in the markets served by the Company, as well as the charge-off of a number of business loans in 2004 that had been identified as weak and had been specifically reserved for in previous periods. Consumer installment loan net charge-offs increased slightly to $5.4 million this year from $5.2 million in 2004, but the net charge-off ratio remained consistent at 0.73% due to larger average balances. Consumer mortgage net charge-offs declined $0.1 million to $0.4 million. The net charge-off ratio declined one basis point to 0.05%.

All the primary asset quality metrics deteriorated in 2002 and these conditions continued into 2003, in comparison to the 2001 period. This was principally due to the weakened economic conditions in the Company's markets, and was manifested most strongly in the business loan portfolio. Based on almost all measurements, the asset quality profile of the Company began to improve in 2003 in conjunction with gradually improving economic conditions and strengthened credit administration and loan review resources. Significant changes and enhancements were made to lending and credit administration functions in 2003 and have continued through 2005. These improvements contributed significantly to the positive credit management performance in 2005.

Management continually evaluates the credit quality of the Company's loan portfolio and conducts a formal review of the allowance for loan loss adequacy on a quarterly basis. The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.

Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower's ability to pay. Impaired loans greater than $0.5 million are evaluated for specific loan loss allocations, as defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. Consumer mortgages and consumer direct and indirect loans are considered smaller balance homogeneous loans and are evaluated collectively. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

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

Members of senior management and the loan committee of the Board of Directors review the adequacy of the allowance for loan loss quarterly. Management is committed to continually improving the credit assessment and risk management capabilities of the Company and has dedicated the resources necessary to ensure advancement in this critical area of operations.

The allowance for loan loss was increased to $32.6 million at year-end 2005 from $31.8 million at the end of 2004. The $0.8 million increase was primarily due to $53 million more in loans outstanding, while the Company's asset quality profile remained favorable. The ratio of the allowance for loan loss to total loans was consistent at 1.35% for year-end 2005 and 2004. Management believes the year-end 2005 allowance for loan losses to be adequate in light of the probable losses inherent in the Company's loan portfolio.

The loan loss provision decreased by $0.2 million or 2.5% in 2005 as a result of management's assessment of the probable losses in the loan portfolio, and the reduced level of charge-offs in 2005, as discussed above. The loan loss provision as a percentage of average loans decreased from 0.39% in 2004 to 0.36% this year in most part due to the stable and favorable asset quality trends. The loan loss provision covered net charge-offs by 110% this year versus 104% in 2004, reflective of the reduced level of charge-offs this year.

The net charge-off ratio in 2005 was more consistent with the ratios of the 1999 to 2001 period. As previously noted, there was a strong correlation between the increased level of net charge-offs in 2002 and 2003 and the performance of the overall economy. The Company's net charge-off ratio was also above 50 basis points during the 1990 to 1992 period, when the ratio fluctuated between 51 and 59 basis points. Not surprisingly, similar to the period from mid-2001 through late 2003, that time frame included a recession and the first stage of an economic recovery. The net charge-off ratio dropped significantly in the years immediately following that period. In 2004 and 2005, the Company realized the benefits of one of management's primary goals, which was to steadily bring the net charge-off ratio back to a range that was consistent with historical performance.

The following table shows management's allocation of the allowance for loan losses by loan type as of December 31:

                Table 12: Allowance for Loan Losses by Loan Type

                                       2005                       2004                    2003
----------------------------  ----------------------  ------------------------  ----------------------
                                              Loan                     Loan                     Loan
(000's omitted)               Allowance        Mix      Allowance       Mix      Allowance       Mix
----------------------------  ----------------------  ------------------------  ----------------------
Consumer mortgage               $ 2,991       33.8%      $ 1,810       34.0%      $ 1,724       34.7%
Business lending                 15,917       34.0%       16,439       35.2%       15,549       32.4%
Consumer direct and indirect     12,005       32.2%       11,487       30.8%       11,112       32.9%
Unallocated                       1,668                    2,042                      710
----------------------------  ----------------------  ------------------------  ----------------------
Total                           $32,581      100.0%      $31,778      100.0%      $29,095      100.0%
============================  ======================  ========================  ======================

                                         2002                     2001
----------------------------  ------------------------  ---------------------
                                               Loan                     Loan
(000's omitted)                Allowance       Mix       Allowance      Mix
----------------------------  ------------------------  ---------------------
Consumer mortgage                $   479       28.2%      $   406       25.6%
Business lending                  16,765       34.9%       14,417       37.2%
Consumer direct and indirect       8,978       36.9%        8,970       37.2%
Unallocated                          109                      108
----------------------------  ------------------------  ---------------------
Total                            $26,331      100.0%      $23,901      100.0%
============================  ========================  =====================

As demonstrated in Table 12 above and discussed previously, the risk inherit in the consumer mortgage portfolio is much lower than that of the other segments of the loan portfolio. The risk differential is illustrated by the average net charge-off ratio of 0.05% over the last three years for consumer mortgages compared to the 0.58% average for the rest of the portfolio over the same time frame. This is manifested in the comparatively small $3.0 million allowance attributable to consumer mortgages, representing only 0.4% of the their ending balance versus 1.8% for the remaining portion of the loan portfolio. The unallocated portion of the allowance for loan losses was 5.1% of the total recorded allowance at December 31, 2005 as compared to 6.4% at December 31, 2004.

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

The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

                           Table 13: Average Deposits

                                                  2005                       2004                        2003
                                       --------------------------  --------------------------  ------------------------
                                         Average       Average      Average        Average       Average       Average
(000's omitted, except rates)            Balance      Rate Paid     Balance       Rate Paid      Balance      Rate Paid
-------------------------------------  --------------------------  --------------------------  ------------------------
Noninterest-bearing demand deposits    $  591,061        0.00%     $  558,552        0.00%     $  473,568        0.00%
Interest-bearing demand deposits          315,699        0.25%        300,377        0.24%        274,688        0.24%
Regular savings deposits                  508,423        0.67%        521,582        0.66%        430,263        0.80%
Money market deposits                     348,211        1.37%        306,112        0.72%        295,287        0.89%
Time deposits                           1,214,719        2.78%      1,188,625        2.37%      1,090,511        2.89%
-------------------------------------  ----------                  ----------                  ----------
  Total deposits                       $2,978,113        1.44%     $2,875,248        1.20%     $2,564,317        1.49%
=====================================  ==========                  ==========                  ==========

As displayed in Table 13 above, total average deposits for 2005 equaled $2.98 billion, up $103 million or 3.6% from the prior year. This increase was principally the result of deposits obtained through the First Heritage and Dansville acquisitions in the second and fourth quarter of 2004, respectively. Average deposits in 2004 were up $311 million or 12.1% from 2003. This increase was principally the result of deposits obtained through the First Heritage acquisition in 2004 and the Grange and Peoples acquisitions in late 2003.

The Company's funding composition continues to benefit from a high level of IPC deposits, which reached an all-time high in 2005 with an average balance of $2.780 billion, an increase of $88 million or 3.3% over the comparable 2004 period. This was largely due to the $210 million and $31 million in IPC deposits added in conjunction with the acquisition of First Heritage in May 2004 and Dansville in December 2004, respectively. IPC deposits are frequently considered to be a bank's most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities rose $14.8 million or 8.1% during 2005, with the First Heritage and Dansville acquisitions accounting for $2.0 million of the increase. The Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, management considers this source of funding to be similar to external borrowings. As such, the Company generally prices these deposits consistent with alternative external borrowing rates.

The mix of average deposits in 2005 changed slightly in comparison to 2004. The weightings of noninterest bearing demand deposit and money market balances increased from their 2004 levels, while interest checking, savings and time deposit weightings decreased. This change in deposit mix may have reflected customers' expectations for rising rates and consequently their unwillingness to be locked into rates and products for extended periods of time. New product introductions, proactive marketing and increased yields on money markets accounts throughout the year resulted in the average balance for money market accounts increasing from 10.7% of the total deposits to 11.7% of total deposits. Recently, as interest rates have risen, time deposits have attracted more funds. This shift in mix, combined with increasing interest rates on money market and time deposit accounts increased the cost of interest bearing deposits from 1.49% in 2004 to 1.79% in 2005.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

                  Table 14: Time Deposit > $100,000 Maturities

      (000's omitted)                        2005              2004
      ---------------------------------------------------------------
      Less than three months               $104,029         $ 69,239
      Three months to six months             36,538           32,163
      Six months to one year                 70,482           41,768
      Over one year                          37,190           36,364
      ---------------------------------------------------------------
        Total                              $248,239         $179,534
      ===============================================================

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York and Federal Reserve Bank of New York, as well as access to the repurchase market through established relationships with primary market security dealers. The Company also had approximately $80 million in fixed and floating-rate subordinated debt outstanding at the end of 2005 that is held by unconsolidated subsidiary trusts. External borrowings averaged $761 million or 20% of total funding sources for all of 2005 as compared to $824 million or 22% of total funding sources for 2004. As shown in Table 15 below, at year-end 2005, $191 million or 29% of external borrowings had remaining terms of one year or less, down considerably from $649 million and 71% at the end of 2004. This change in external funding mix is the result of not fully reinvesting the cash flows from the sales and maturities of investments in the current flat yield curve environment, and instead using the funds to pay off short-term borrowings.

As displayed in Table 4 on page 18, the overall mix of funding has shifted in 2005. The percentage of funding derived from deposits increased to 80% in 2005 from 78% in 2004 and down from 83% in 2003. FHLB borrowings decreased during the year as cash flows from the sale and maturity of investments were used to reduce short-term borrowings. Additionally, the Company took advantage of the low point in the yield curve in 2005 and converted $190 million of FHLB short term borrowings to long term instruments with two or three year convertible features.

The following table summarizes the outstanding balance of short-term borrowings of the Company as of December 31:

                         Table 15: Short-term Borrowings

         (000's omitted, except rates)              2005         2004         2003
         ----------------------------------------------------------------------------
         Federal funds purchased                  $ 36,300     $ 13,200     $ 36,300
         Term borrowings at banks
              90 days or less                       55,000      465,000      361,000
              Over 90 days                         100,000      171,000            0
         Commercial loans sold with recourse           190           74            0
         Capital lease obligations                       0            0           96
         ----------------------------------------------------------------------------
                   Balance at end of period       $191,490     $649,274     $397,396
         ============================================================================

         Daily average during the year            $366,775     $442,287     $212,512
         Maximum month-end balance                $552,500     $649,274     $397,396
         Weighted average rate during the year        3.07%        1.64%        1.26%
         Year-end average rate                        3.67%        2.51%        1.28%

The following table shows the maturities of various contractual obligations as of December 31, 2005:

                 Table 16: Maturities of Contractual Obligations

                                                                               Maturing       Maturing
                                                                  Maturing     After One    After Three
                                                                   Within      Year but      Years but        Maturing
                                                                  One Year      Within         Within           After
(000's omitted)                                                   or Less     Three Years    Five Years      Five Years      Total
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased                                           $ 36,300       $     0       $      0       $      0     $ 36,300
Federal Home Loan Bank advances                                    155,000        15,000        175,000        190,000      535,000
Subordinated debt held by unconsolidated subsidiary trusts               0             0              0         80,502       80,502
Commercial loans sold with recourse                                    190           293            354            451        1,288
Purchase obligations                                                   585             0              0              0          585
Operating leases                                                     2,203         3,509          2,138          3,268       11,118
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                        $194,278       $18,802       $177,492       $274,221     $664,793
====================================================================================================================================

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

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

                Table 17: Off-Balance Sheet Financial Instruments

       (000's omitted)                         2005             2004
       ----------------------------------------------------------------
       Commitments to extend credit         $434,640          $429,751
       Standby letters of credit              25,638            22,948
       ----------------------------------------------------------------
            Total                            $460,278         $452,699
       ================================================================

Investments

The objective of the Company's investment portfolio is to hold low-risk, high-quality earning assets that provide favorable returns and provide another effective tool to actively manage its asset/liability position to maximize future net interest income opportunities. This must be accomplished within the following constraints: (a) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (b) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (c) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (d) generating a favorable return without undue compromise of the other requirements.

The Company executed a number of sales strategies during 2005, with a focus on maximizing the total return performance of the portfolio. During 2005 sales of U.S. Treasury and Agency securities, AAA rated obligations of state and political subdivisions, and investment grade corporate bonds were $173.2 million, $46.1 million and $24.4 million, respectively. The corresponding pre-tax gains on investment securities recognized on these sales were $7.0 million, $2.2 million and $3.0 million, respectively. All proceeds from these sales were used to repay short-term borrowings from the Federal Home Loan Bank of New York.

As displayed in Table 18 below, the book value of the Company's investment portfolio decreased $239 million or 16% during the year to $1.289 billion. Investment sales and limited new investment opportunities in the current flat yield curve environment were the primary reasons for this decline in balance. As of December 31, 2005, the expected life-to-maturity of the portfolio was 5.3 years versus 5.9 years as of December 31, 2004. Average investment balances (book value basis) for 2005 decreased $41 million or 2.8% versus the prior year.

Investment interest income in 2005 was $4.1 million or 5.5% lower than the prior year as a result of the lower average balances in the portfolio as well as a 13-basis point decrease in the average investment yield from 6.18% to 6.05%. This decline in the yield was primarily due to the maturity and sales of securities from the portfolio that had been purchased in higher interest rate environments of previous periods. It is expected that the portfolio yield will continue to decline given the relatively low longer-term rates prevalent in the current market.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds insured by third parties. As of year-end 2005, these four AAA-rated (highest possible rating) security types accounted for 96% of the portfolio's total book value, excluding Federal Home Loan Bank stock and Federal Reserve Bank stock. These four security types comprised 97% of total investments as of December 31, 2004.

Eighty-nine percent of the investment portfolio was classified as available-for-sale at year-end 2005 versus ninety one percent at the end of 2004. The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2005 was $13.7 million, down $42.1 million from one year earlier. This decline reflects the sales and maturities of securities, as well as increasing market interest rates during the intervening period.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

                         Table 18: Investment Securities

                                                                 2005                     2004                      2003
                                                      ---------------------------------------------------------------------------
                                                       Amortized                Amortized                 Amortized
                                                       Cost/Book     Fair       Cost/Book      Fair       Cost/Book        Fair
(000's omitted)                                          Value       Value        Value        Value        Value         Value
---------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                 $  127,345   $  124,326   $  127,490   $  125,906   $  127,635   $  125,003
  Obligations of state and political subdivisions          5,709        5,735        6,576        6,694        7,459        7,677
  Other securities                                         9,451        9,451        3,578        3,578        3,558        3,558
---------------------------------------------------------------------------------------------------------------------------------
     Total held-to-maturity portfolio                    142,505      139,512      137,644      136,178      138,652      136,238
---------------------------------------------------------------------------------------------------------------------------------

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                    420,062      420,808      630,058      650,767      456,913      479,454
  Obligations of state and political subdivisions        519,634      532,681      545,698      573,551      443,930      470,210
  Corporate debt securities                               35,744       35,559       40,443       43,898       27,712       30,251
  Collateralized mortgage obligations                     78,710       78,468       70,986       72,444       89,566       93,552
  Mortgage-backed securities                              53,019       53,363       50,347       52,664       76,628       80,177
---------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                           1,107,169    1,120,879    1,337,532    1,393,324    1,094,749    1,153,644
  Equity securities (1)                                   29,841       29,841       43,515       43,515       29,185       29,185
  Federal Reserve Bank common stock                        9,865        9,865        9,856        9,856        8,053        8,053
---------------------------------------------------------------------------------------------------------------------------------
    Total available-for-sale portfolio                 1,146,875    1,160,585    1,390,903    1,446,695    1,131,987    1,190,882
Net unrealized gain on available-for-sale portfolio       13,710            0       55,792            0       58,895            0
---------------------------------------------------------------------------------------------------------------------------------
     Total                                            $1,303,090   $1,300,097   $1,584,339   $1,582,873   $1,329,534   $1,327,120
=================================================================================================================================

(1) Includes $28,791, $42,480 and $28,365 of FHLB common stock at December 31, 2005, 2004, and 2003, respectively.

The following table sets forth as of December 31, 2005, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                  Table 19: Maturities of Investment Securities

                                                                          Maturing        Maturing
                                                          Maturing       After One       After Five                        Total
                                                           Within         Year but       Years but       Maturing        Amortized
                                                          One Year         Within          Within          After         Cost/Book
(000's omitted, except rates)                              or Less       Five Years      Ten Years       Ten Years         Value
------------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                    $        0      $        0      $  112,345      $   15,000      $  127,345
  Obligations of state and political subdivisions             4,193           1,386             130               0           5,709
  Other securities                                                0               0              61           9,390           9,451
------------------------------------------------------------------------------------------------------------------------------------
     Total held-to-maturity portfolio                    $    4,193      $    1,386      $  112,536      $   24,390      $  142,505
====================================================================================================================================

Weighted Average Yield for Year (1)                            4.90%           6.39%           5.02%           5.60%           5.13%

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                    $        0      $   43,981      $  280,117      $   95,964      $  420,062
  Obligations of state and political subdivisions                40          77,253         241,936         200,405         519,634
  Corporate debt securities                                       0           9,979          25,765               0          35,744
  Collateralized mortgage obligations (2)                         2             944          27,205          50,559          78,710
  Mortgage-backed securities (2)                                 78           1,388           8,174          43,379          53,019
------------------------------------------------------------------------------------------------------------------------------------
    Total available-for-sale portfolio                   $      120      $  133,545      $  583,197      $  390,307      $1,107,169
====================================================================================================================================

Weighted Average Yield for Year (1)                            7.89%           5.45%           5.61%           6.18%           5.79%

(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 35.0%. These yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

(2) Mortgage-backed securities and collateralized mortgage obligations are listed based on the contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

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

New Accounting Pronouncements

See "New Accounting Pronouncements" Section of Note A of the notes to the consolidated financial statements on page 49 for additional accounting pronouncements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Although more than a third of the securities portfolio at year-end 2005 was invested in municipal bonds, management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. The Company also believes that it has an insignificant amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AAA-rated (highest possible rating). The Company does not have any material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

Interest Rate Risk

Interest rate risk (IRR) can result from the timing differences in the maturity/repricing of an institution's assets, liabilities, and off-balance sheet contracts; the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; and differences in the behavior of lending and funding rates, sometimes referred to as basis risk; an example of basis risk would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

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

The following table reflects the Company's one-year net interest income sensitivity, using December 31, 2005 asset and liability levels as a starting point.

The prime rate and federal funds rates are assumed to move up 200 basis points and down 100 basis points over a 12-month period while the treasury curve shifts to spreads over federal funds that are more consistent with historical norms. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate, generally reflecting 10%-65% of the movement of the federal funds rate.

Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

                      Net Interest Income Sensitivity Model

                                                       Calculated increase (decrease) in Projected
                                                           Net Interest Income at December 31
                                                    ----------------------------------------------
                 Changes in Interest Rates                   2005                  2004
             -------------------------------------------------------------------------------------
                     +200 basis points                     $330,000            ($4,300,000)
                     -100 basis points                    ($535,000)           ($1,200,000)

In the 2005 model, the modeled NII in a falling rate environment is less favorable than if rates were to rise due to a faster reaction of assets repricing than liabilities. The rising rate environment reflects an increase in net interest income (NII) from a flat rate environment largely due fewer short-term capital market borrowings repricing. Over a longer time period the growth in NII improves even more significantly in a rising rate environment as lower yielding earning assets mature and are replaced at higher rates.

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

Management uses a "value of equity" model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent auditor's reports of Community Bank System, Inc. are contained on pages 39 through 68 of this item.

o     Consolidated Statements of Condition,
      December 31, 2005 and 2004

o     Consolidated Statements of Income,
      Years ended December 31, 2005, 2004, and 2003

o     Consolidated Statements of Changes in Shareholders' Equity,
      Years ended December 31, 2005, 2004, and 2003

o     Consolidated Statements of Comprehensive Income,
      Years ended December 31, 2005, 2004, and 2003

o     Consolidated Statements of Cash Flows,
      Years ended December 31, 2005, 2004, and 2003

o     Notes to Consolidated Financial Statements,
      December 31, 2005

o     Management's Report on Internal Control over Financial Reporting

o     Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2005 and 2004 are contained on page 69.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

                                                                                                      December 31,
                                                                                             -----------------------------
                                                                                                2005              2004
--------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                                                                 $   114,606      $   118,345

   Available-for-sale investment securities                                                    1,160,585        1,446,695
   Held-to-maturity investment securities                                                        142,505          137,644
--------------------------------------------------------------------------------------------------------------------------
     Total investment securities (fair value of $1,300,097 and $1,582,873, respectively)       1,303,090        1,584,339
--------------------------------------------------------------------------------------------------------------------------

   Loans                                                                                       2,411,817        2,358,493
   Allowance for loan losses                                                                     (32,581)         (31,778)
--------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                                 2,379,236        2,326,715
--------------------------------------------------------------------------------------------------------------------------

   Core deposit intangibles, net                                                                  28,147           35,351
   Goodwill                                                                                      195,195          195,163
   Other intangibles, net                                                                          1,536            1,986
--------------------------------------------------------------------------------------------------------------------------
     Intangible assets, net                                                                      224,878          232,500

   Premises and equipment, net                                                                    65,175           63,510
   Accrued interest receivable                                                                    25,216           27,947
   Other assets                                                                                   40,533           40,475
--------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                         $ 4,152,734      $ 4,393,831
==========================================================================================================================

Liabilities:
   Non-interest bearing deposits                                                             $   607,285      $   567,106
   Interest bearing deposits                                                                   2,377,483        2,361,872
--------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                           2,984,768        2,928,978
  Federal funds purchased                                                                         36,300           13,200
  Borrowings                                                                                     536,288          826,865
  Subordinated debt held by unconsolidated subsidiary trusts                                      80,502           80,446
  Accrued interest and other liabilities                                                          57,281           69,714
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                         3,695,139        3,919,203
--------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (See Note N)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued                         --               --
  Common stock, $1.00 par value, 50,000,000 shares authorized;                                    32,451           32,042
     32,450,563 and 32,041,591 shares issued in 2005 and 2004, respectively
  Additional paid-in capital                                                                     196,312          190,769
  Retained earnings                                                                              276,809          248,295
  Accumulated other comprehensive income                                                           8,420           34,200
  Treasury stock, at cost (2,493,711 and 1,400,000 shares, respectively)                         (56,074)         (30,199)
  Employee stock plan - unearned                                                                    (323)            (479)
--------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                  457,595          474,628
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                              $ 4,152,734      $ 4,393,831
==========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

                                                                                      Years Ended December 31,
                                                                             ----------------------------------------
                                                                                 2005           2004           2003
---------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                 $  147,608     $  137,077     $  125,256
  Interest and dividends on taxable investments                                  48,293         52,744         47,047
  Interest and dividends on non-taxable investments                              23,293         22,974         18,826
---------------------------------------------------------------------------------------------------------------------
     Total interest income                                                      219,194        212,795        191,129
---------------------------------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                           42,752         34,587         38,288
  Interest on short-term borrowings                                              11,249          7,242          2,685
  Interest on subordinated debt held by unconsolidated subsidiary trusts          6,676          5,750          5,632
  Interest on long-term borrowings                                               14,895         14,173         12,696
---------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                      75,572         61,752         59,301
---------------------------------------------------------------------------------------------------------------------

Net interest income                                                             143,622        151,043        131,828
Less: provision for loan losses                                                   8,534          8,750         11,195
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                             135,088        142,293        120,633
---------------------------------------------------------------------------------------------------------------------

Non-interest income:
  Deposit service fees                                                           27,358         25,201         23,121
  Other banking services                                                          2,793          2,431          1,906
  Trust, investment and asset management fees                                     7,307          7,583          6,797
  Benefit plan administration, consulting and actuarial fees                     11,193          9,158          6,105
  Gain (loss) on investment securities & debt extinguishments                    12,195             72         (2,698)
---------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                   60,846         44,445         35,231
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                                 65,059         61,146         53,164
  Occupancy and equipment                                                        20,094         18,813         17,125
  Data processing and communications                                              8,240          8,945          8,023
  Amortization of intangible assets                                               7,125          7,414          5,093
  Legal and professional fees                                                     4,540          4,566          3,308
  Office supplies and postage                                                     4,097          3,970          3,702
  Business development and marketing                                              2,771          2,003          1,545
  Special charges/acquisition expenses                                            2,943          1,704            498
  Other                                                                          12,520         11,338         10,253
---------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                   127,389        119,899        102,711
---------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                       68,545         66,839         53,153
Income taxes                                                                     17,740         16,643         12,773
---------------------------------------------------------------------------------------------------------------------
Net income                                                                   $   50,805     $   50,196     $   40,380
=====================================================================================================================

Basic earnings per share                                                     $     1.68     $     1.68     $     1.54
Diluted earnings per share                                                   $     1.65     $     1.64     $     1.49
Dividends declared per share                                                 $     0.74     $     0.68     $     0.61

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2003, 2004 and 2005
(In Thousands, Except Share Data)

                                          Common Stock                              Accumulated
                                   ----------------------   Additional                  Other                   Employee
                                      Shares       Amount    Paid-In      Retained  Comprehensive   Treasury   Stock Plan
                                   Outstanding     Issued    Capital      Earnings      Income        Stock    -Unearned     Total
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 2002        25,957,108    $ 25,958   $  66,079   $ 194,483      $38,551     $      0     ($ 33)    $325,038
Net income                                                                  40,380                                           40,380
Other comprehensive loss,
  net of tax                                                                             (2,593)                             (2,593)
Dividends declared:
  Common, $0.61 per share                                                  (16,235)                                         (16,235)
Common stock issued
  under employee stock plan,
  including tax benefits
  of $1,410                            495,322         495       5,913                                             (48)       6,360
Stock issued for acquisition         2,294,182       2,294      58,074                                                       60,368
Treasury stock purchased              (416,300)                                                       (8,490)                (8,490)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003        28,330,312    $ 28,747   $ 130,066   $ 218,628      $35,958     ($ 8,490)    ($ 81)    $404,828
Net income                                                                  50,196                                           50,196
Other comprehensive loss,
  net of tax                                                                             (1,758)                             (1,758)
Dividends declared:
  Common, $0.68 per share                                                  (20,529)                                         (20,529)
Common stock issued
  under employee stock
  plan, including tax benefits
  of $3,165                            702,766         703       8,576                                            (398)       8,881
Stock and options issued
  for acquisition                    2,592,213       2,592      52,127                                                       54,719
Treasury stock purchased              (983,700)                                                      (21,709)               (21,709)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004        30,641,591    $ 32,042   $ 190,769   $ 248,295      $34,200     ($30,199)    ($479)    $474,628
Net income                                                                  50,805                                           50,805
Other comprehensive loss, net
  of tax                                                                                (25,780)                            (25,780)
Dividends declared:
  Common, $0.74 per share                                                  (22,291)                                         (22,291)
Common stock issued
  under employee stock
  plan, including tax benefits
  of $1,369                            408,972         409       5,543                                             156        6,108
Treasury stock purchased            (1,093,711)                                                      (25,875)               (25,875)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005        29,956,852    $ 32,451   $ 196,312   $ 276,809      $ 8,420     ($56,074)    ($323)    $457,595
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

                                                                                     Years Ended December 31,
                                                                               -------------------------------------
                                                                                  2005         2004          2003
--------------------------------------------------------------------------------------------------------------------
  Change in minimum pension liability adjustment                               $      0      $      0      $     92
  Unrealized (losses) gains on securities:
     Unrealized holding losses arising during period                            (29,887)       (3,031)       (5,727)
     Reclassification adjustment for (gains) losses included in net income      (12,195)          (72)           54
--------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, before tax                                            (42,082)       (3,103)       (5,581)
Income tax benefit related to other comprehensive loss                           16,302         1,345         2,988
--------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                            (25,780)       (1,758)       (2,593)
Net income                                                                       50,805        50,196        40,380
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                           $ 25,025      $ 48,438      $ 37,787
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, except Share Data)

                                                                                                      Years Ended December 31,
                                                                                               -------------------------------------
                                                                                                  2005         2004          2003
------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                                   $  50,805    $  50,196     $  40,380
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                                  8,616        8,025         7,139
     Amortization of intangible assets                                                             7,125        7,414         5,093
     Net amortization of premiums and discounts on securities and loans                            1,066        1,392         2,303
     Amortization of unearned compensation and discount on subordinated debt                         288          439           172
     Provision for loan losses                                                                     8,534        8,750        11,195
     Provision for deferred taxes                                                                   (519)       1,286           898
     (Gain) loss on investment securities and debt extinguishments                               (12,195)         (72)        2,698
     Loss (gain) on loans and other assets                                                           (15)         211           350
     Proceeds from the sale of loans held for sale                                                 3,329            0        67,482
     Origination of loans held for sale                                                           (3,320)           0       (61,036)
     Change in other operating assets and liabilities                                              8,747        7,823        (3,604)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                  72,461       85,464        73,070
------------------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                                324,752       51,889        41,227
  Proceeds from maturities of held-to-maturity investment securities                               4,984        4,852         5,229
  Proceeds from maturities of available-for-sale investment securities                           116,835      127,222       242,614
  Purchases of held-to-maturity investment securities                                             (9,991)      (3,991)     (133,517)
  Purchases of available-for-sale investment securities                                         (186,304)    (395,252)     (141,658)
  Net increase in loans                                                                          (61,035)     (26,278)     (151,520)
  Cash received (paid) for acquisition, net of cash (paid) acquired of $0, ($7,023), $23,986           0       21,939        (9,630)
  Capital expenditures                                                                           (10,275)      (7,377)       (8,322)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (utilized in) investing activities                                   178,966     (226,996)     (155,577)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand deposits, NOW accounts, and savings accounts                              (20,099)      25,068        39,745
  Net change in time deposits                                                                     75,889      (66,203)      (68,220)
  Net change in federal funds purchased                                                           23,100      (23,100)        3,300
  Net change in short-term borrowings                                                           (313,000)      87,328       147,356
  Change in long-term borrowings (net of payments of $290, $177 and $30,000)                      22,423      168,865       (30,000)
  Issuance of common stock                                                                         4,507        5,344         4,819
  Purchase of treasury stock                                                                     (25,874)     (21,709)       (8,490)
  Cash dividends paid                                                                            (22,112)     (19,543)      (15,466)
  Other financing activities                                                                           0          (96)         (145)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash (utilized in) provided by financing activities                                  (255,166)     155,954        72,899
------------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                               (3,739)      14,422        (9,608)
Cash and cash equivalents at beginning of year                                                   118,345      103,923       113,531
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                       $ 114,606    $ 118,345     $ 103,923
====================================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                       $  73,899    $  59,644     $  60,062
  Cash paid for income taxes                                                                      15,452        9,422        13,095
Supplemental disclosures of noncash financing and investing activities:
  Dividends declared and unpaid                                                                    5,695        5,515         4,529
  Gross change in unrealized gains on available-for-sale investment securities                   (42,082)      (3,103)       (5,673)
  Acquisitions:
     Fair value of assets acquired, excluding acquired cash and intangibles                            0      258,416       260,902
     Fair value of liabilities assumed                                                                 0      268,611       257,532
     Common stock and options issued                                                                   0       54,719        60,368

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

The Bank operates 124 customer facilities throughout 22 counties of Upstate New York and five counties of Northeastern Pennsylvania. The Bank owns the following subsidiaries: Community Investment Services, Inc. (CISI), CBNA Treasury Management Corporation (TMC), CBNA Preferred Funding Corporation (PFC), Elias Asset Management, Inc. (EAM) and First Liberty Service Corp. (FLSC). CISI provides broker-dealer and investment advisory services. TMC operates the cash management, investment, and treasury functions of the Bank. PFC primarily is an investor in residential real estate loans. EAM provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking-related services to the Pennsylvania branches of the Bank.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Computer software costs that are capitalized only include external direct costs of obtaining and installing the software. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from five to 10 years for equipment; three to five years for software and hardware; and 10 to 40 years for building and building improvements. Land improvements are depreciated over 15 years and leasehold improvements are amortized over the term of the respective lease plus any optional renewal periods, that are reasonable assured. Maintenance and repairs are charged to expense as incurred.

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

Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance or fair value less estimated costs of disposal. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the asset at the time of transfer. Changes in value subsequent to transfer are recorded in operating expenses on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized as an expense on the date of sale. At December 31, 2005 and 2004, other real estate, included in other assets, amounted to $1,048,000 and $1,645,000, respectively.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their allocated fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the period of estimated net servicing income or loss. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the servicing cost per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is evaluated quarterly for impairment using these same market assumptions.

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

Treasury Stock

On December 15, 2004, the Board of Directors approved a twelve-month authorization to repurchase up to 500,000 of its outstanding shares in open market or privately negotiated transactions. All shares were repurchased as of February 23, 2005 at a cost of $11.9 million, or an average of $23.83 per share. On April 20, 2005 the Board of Directors authorized a twenty-month program to repurchase up to 1,500,000 shares of its outstanding shares. As of December 31, 2005, the Company has repurchased 593,711 shares at an aggregate cost of $14.0 million, or $23.51 per share. The repurchases were for general corporate purposes, including those related to stock plan activities.

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable as well as deferred taxes which are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

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

Assets Under Management or Administration

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company. Substantially all fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in non-interest income. Assets under management or administration at December 31, 2005 and 2004 were $2,506,000,000 and $2,177,000,000, respectively.

Advertising

Advertising costs amounting to approximately $2,106,000, $1,553,000 and $1,123,000 for the years ending December 31, 2005, 2004 and 2003, respectively, are non-direct response in nature and expensed as incurred.

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

                                                   2005      2004       2003
--------------------------------------------------------------------------------
Weighted-average expected life (in years)          7.70       7.43       8.74
Future dividend yield                              3.00%      3.00%      3.00%
Share price volatility                            26.71%     27.02%     27.57%
Weighted average risk-free interest rate           4.26%      4.03%      3.82%
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

(000's omitted except per share amounts)                                                  2005          2004          2003
-----------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                 $50,805      $50,196        $40,380
Stock-based compensation expense included in net income, as reported                        158          228             64
Stock-based compensation expense determined under fair value method, net of tax          (2,962)        (886)          (738)
-----------------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                               $48,001      $49,538        $39,706
=============================================================================================================================

Earnings per share:
   As reported:
      Basic                                                                               $1.68        $1.68          $1.54
      Diluted                                                                             $1.65        $1.64          $1.49
   Pro forma:
      Basic                                                                               $1.58        $1.66          $1.51
      Diluted                                                                             $1.56        $1.61          $1.47

During the fourth quarter 2005, certain executive officers elected early retirement as of December 31, 2005 and the Company announced the planned retirement of its chief executive officer in July 2006. In connection with these actions, the Company accelerated the vesting of 254,163 options and granted an additional 80,633 fully vested options. Additionally, the Company granted 70,593 options to certain directors in the Directors Stock Balance Plan (see Note K). The effect of these option modifications and issuances resulted in the foregoing of future after-tax stock-based compensation expense of approximately $1.2 million.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), "Accounting for Stock-Based Compensation." SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value on the grant date of share-based payments such as stock options granted to employees. The Statement requires several accounting changes in the areas of award modifications and forfeitures. It contains additional guidance in several areas including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For calendar year companies, the Statement is effective January 1, 2006. Management expects the effect of expensing stock options will be between $0.04 - 0.05 per share.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance o when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized a s loss in earnings. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. Management does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

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

Grange National Banc Corp.

On November 24, 2003, the Company acquired Grange National Banc Corp. ("Grange"), a $280 million-asset bank holding company based in Tunkhannock, Pa. Grange's 12 branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The Company issued 2,294,182 shares of its common stock to certain of the former shareholders with a fair value of $55 million. The remaining shareholders received $21.25 in cash or approximately $20.9 million. In addition, Grange stock options representing $5.4 million of fair value were exchanged for options to purchase shares in the Company.

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

Acquisition Expenses

The Company incurred certain expenses in connection with the above acquisitions. The following table shows the components of acquisition expenses that are presented in the consolidated statements of income for the years ended December 31:

(000's omitted)                               2005        2004         2003
------------------------------------------------------------------------------
Severance and employee benefits                $ 0       $1,044        $  0
Legal and professional fees                     37          491         213
Data processing                                  5          130         191
Other                                            6           39          94
------------------------------------------------------------------------------
     Total                                     $48       $1,704        $498
==============================================================================

NOTE C: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

                                                       2005                                               2004
                                  ------------------------------------------------   -----------------------------------------------
                                                Gross       Gross       Estimated                  Gross       Gross      Estimated
                                  Amortized   Unrealized  Unrealized      Fair        Amortized  Unrealized  Unrealized      Fair
(000's omitted)                      Cost       Gains       Losses        Value          Cost      Gains       Losses       Value
                                  ------------------------------------------------   -----------------------------------------------
Held-to-Maturity Portfolio:
U.S. treasury and agency
  securities                      $  127,345   $    38      $3,057      $  124,326   $  127,490   $   356       $1,940    $  125,906
Obligations of state and
  political subdivisions               5,709        44          18           5,735        6,576       120            2         6,694
Other securities                       9,451         0           0           9,451        3,578         0            0         3,578
--------------------------------  ------------------------------------------------   -----------------------------------------------
Total held-to-maturity portfolio     142,505        82       3,075         139,512      137,644       476        1,942       136,178
--------------------------------  ------------------------------------------------   -----------------------------------------------

Available-for-Sale Portfolio:
U.S. treasury and agency
  securities                         420,062     2,907       2,161         420,808      630,058    20,917          208       650,767
Obligations of state and
  political subdivisions             519,634    14,825       1,778         532,681      545,698    27,899           46       573,551
Corporate debt securities             35,744       515         700          35,559       40,443     3,460            5        43,898
Collateralized mortgage
  obligations                         78,710       333         575          78,468       70,986     1,680          222        72,444
Mortgage-backed securities            53,019       906         562          53,363       50,347     2,351           34        52,664
--------------------------------  ------------------------------------------------   -----------------------------------------------
  Subtotal                         1,107,169    19,486       5,776       1,120,879    1,337,532    56,307          515     1,393,324
Equity securities                     39,706         0           0          39,706       53,371         0            0        53,371
--------------------------------  ------------------------------------------------   -----------------------------------------------
Total available-for-sale
  portfolio                        1,146,875   $19,486      $5,776       1,160,585    1,390,903   $56,307       $  515     1,446,695
--------------------------------  ------------------------------------------------   -----------------------------------------------
Net unrealized gain on
  available-for-sale
  portfolio                           13,710                                     0       55,792                                    0
--------------------------------  ----------                            ----------   ----------                           ----------
     Total                        $1,303,090                            $1,300,097   $1,584,339                           $1,582,873
================================  ==========                            ==========   ==========                           ==========

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2005

                                                         Less than 12 Months      12 Months or Longer              Total
                                                      ------------------------  -----------------------  -------------------------
                                                                       Gross                   Gross                     Gross
                                                       Fair         Unrealized    Fair       Unrealized      Fair      Unrealized
(000's omitted)                                        Value           Losses     Value        Losses        Value      Losses
---------------------------------------------------  -------------------------  -----------------------  -------------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                 $ 14,821         ($179)     $87,122      ($2,878)    $101,943     ($3,057)
  Obligations of state and political subdivisions        3,697           (18)           0            0        3,697         (18)
---------------------------------------------------  -------------------------  -----------------------  -------------------------
     Total held-to-maturity portfolio                 $ 18,518         ($197)     $87,122      ($2,878)    $105,640    ($3,075)
===================================================  =========================  =======================  =========================

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                 $139,665       ($1,590)     $22,176        ($571)    $161,841    ($2,161)
  Obligations of state and political subdivisions       86,568        (1,592)       7,453         (186)      94,021     (1,778)
  Corporate debt securities                             23,902          (700)           0            0       23,902       (700)
  Collateralized mortgage obligations                   33,372          (346)       7,853         (229)      41,225       (575)
  Mortgage-backed securities                            12,874          (495)       1,730          (67)      14,604       (562)
---------------------------------------------------  -------------------------  -----------------------  -------------------------
    Total available-for-sale portfolio                $296,381       ($4,723)     $39,212      ($1,053)    $335,593    ($5,776)
===================================================  =========================  =======================  =========================

As of December 31, 2004

                                                        Less than 12 Months         12 Months or Longer              Total
                                                     --------------------------  -------------------------  ------------------------
                                                                       Gross                      Gross                     Gross
                                                       Fair         Unrealized    Fair         Unrealized      Fair      Unrealized
(000's omitted)                                        Value           Losses     Value           Losses       Value       Losses
---------------------------------------------------  --------------------------  -------------------------  ------------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                 $     0          $   0      $88,060        ($1,940)     $88,060     ($1,940)
  Obligations of state and political subdivisions       1,567             (2)           0              0        1,567          (2)
---------------------------------------------------  --------------------------  -------------------------  ------------------------
     Total held-to-maturity portfolio                 $ 1,567            ($2)     $88,060        ($1,940)     $89,627     ($1,942)
===================================================  ==========================  =========================  ========================

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                 $22,633          ($208)     $     0        $     0      $22,633       ($208)
  Obligations of state and political subdivisions       7,731            (46)           0              0        7,731         (46)
  Corporate securities                                  1,061             (5)           0              0        1,061          (5)
  Collateralized mortgage obligations                   7,915           (222)           0              0        7,915        (222)
  Mortgage-backed securities                              950            (17)       1,197            (17)       2,147         (34)
---------------------------------------------------  --------------------------  -------------------------  ------------------------
    Total available-for-sale portfolio                $40,290          ($498)     $ 1,197           ($17)     $41,487       ($515)
===================================================  ==========================  =========================  ========================

Management does not believe any individual unrealized loss as of December 31, 2005 or 2004 represents an other than temporary impairment. The unrealized losses reported for the agency and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA and FHLMC and are currently rated AAA by Moody's Investor Services and Standards & Poor. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Held-to-Maturity            Available-for-Sale
                                             ---------------------------  ----------------------------
                                              Carrying         Fair           Carrying         Fair
(000's omitted)                                 Value          Value            Value          Value
-------------------------------------------  ---------------------------  ----------------------------
Due in one year or less                      $    4,193     $    4,178       $       40     $       41
Due after one through five years                  1,386          1,417          131,213        131,173
Due after five years through ten years          112,536        110,129          547,818        552,919
Due after ten years                              24,390         23,788          296,369        304,915
-------------------------------------------  ---------------------------  ----------------------------
     Sub-total                                  142,505        139,512          975,440        989,048
Collateralized mortgage obligations                   0              0           78,710         78,468
Mortgage-backed securities                            0              0           53,019         53,363
-------------------------------------------  ---------------------------  ----------------------------
     Total                                   $  142,505     $  139,512       $1,107,169     $1,120,879
===========================================  ===========================  ============================

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)                                                               2005            2004          2003
-----------------------------------------------------------------------------------------------------------------
Proceeds from the sales of investment securities                            $324,752        $51,889       $41,227
Gross gains on sales of investment securities                                 12,205            187            11
Gross losses on sales of investment securities                                    10            115            65
Proceeds from the sales of mortgage-backed securities and CMO's                    0          3,679        20,823
Proceeds from the maturities of mortgage-backed securities and CMO's          40,140         51,652       204,746
Purchases of mortgage-backed securities and CMO's                             51,142        $10,915       $27,092

Investment securities with a carrying value of $622,861,000 and $699,806,000 at December 31, 2005 and 2004, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D:   LOANS

Major classifications of loans at December 31 are summarized as follows:

(000's omitted)                                          2005            2004
--------------------------------------------------------------------------------
Consumer mortgage                                    $  815,795       $  801,412
Business lending                                        819,605          831,244
Consumer direct and indirect                            776,445          725,885
--------------------------------------------------------------------------------
  Gross loans                                         2,411,845        2,358,541
Unearned discount                                            28               48
--------------------------------------------------------------------------------
  Net loans                                           2,411,817        2,358,493
Allowance for loan losses                                32,581           31,778
--------------------------------------------------------------------------------
Loans, net of allowance for loan losses              $2,379,236       $2,326,715
================================================================================

The estimated fair value of loans at December 31, 2005 and 2004 was $2.4 billion. Nonaccrual loans of $12,233,000 and $11,798,000 and accruing loans ninety days past due of $1,075,000 and $1,158,000 at December 31, 2005 and 2004, respectively, are included in net loans.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

(000's omitted)                                       2005                2004
--------------------------------------------------------------------------------
Balance at beginning of year                        $ 23,153           $ 14,838
New loans                                              8,807              9,796
Payments                                              (3,591)            (1,481)
--------------------------------------------------------------------------------
Balance at end of year                              $ 28,369           $ 23,153
================================================================================

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $95,437,000, $107,155,000, and $126,324,000 at
December 31, 2005, 2004, and 2003, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $778,000 and $813,000 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, mortgage servicing rights, included in other assets, amounted to $506,000 and $459,000 respectively.

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

(000's omitted)                             2005           2004          2003
--------------------------------------------------------------------------------
Balance at beginning of year             $ 31,778       $ 29,095       $ 26,331
Provision for loan losses                   8,534          8,750         11,195
Reserve on acquired loans                       0          2,357          1,832
Charge offs                               (11,232)       (11,780)       (13,111)
Recoveries                                  3,501          3,356          2,848
--------------------------------------------------------------------------------
Balance at end of year                   $ 32,581       $ 31,778       $ 29,095
================================================================================

As of December 31, 2005 and 2004, the Company had impaired loans of $5,948,000 and $2,271,000, respectively. The specifically allocated allowance for loan loss recognized on these impaired loans was $1,007,000 and $900,000 at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004 the Company had average impaired loans of $6,068,000 and $2,399,000. There was no interest income recognized on these loans in 2005 or 2004. Included in total impaired loans at 2005 was $1.4 million of restructured loans.

NOTE E: PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)                                         2005             2004
--------------------------------------------------------------------------------
Land and land improvements                           $  10,018        $   9,340
Bank premises owned                                     60,796           57,519
Equipment and construction in progress                  46,013           46,010
--------------------------------------------------------------------------------
  Premises and equipment, gross                        116,827          112,869
Less: Accumulated depreciation                         (51,652)         (49,359)
--------------------------------------------------------------------------------
  Premises and equipment, net                        $  65,175        $  63,510
================================================================================

NOTE F: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                           As of December 31, 2005                   As of December 31, 2004
                                                 ----------------------------------------  -----------------------------------------
                                                  Gross                         Net              Gross                        Net
                                                 Carrying    Accumulated      Carrying         Carrying    Accumulated     Carrying
(000's omitted)                                   Amount    Amortization       Amount           Amount    Amortization      Amount
-----------------------------------------  ----------------------------------------------  -----------------------------------------
Amortizing intangible assets:
  Core deposit intangibles                       $ 63,161      ($35,014)      $ 28,147        $ 63,691      ($28,340)      $ 35,351
  Other intangibles                                 2,750        (1,214)         1,536           2,750          (764)         1,986
-----------------------------------------  ----------------------------------------------  -----------------------------------------
     Total amortizing intangibles                  65,911       (36,228)        29,683          66,441       (29,104)        37,337
Non-amortizing intangible assets:
  Goodwill                                        195,195             0        195,195         195,163             0        195,163
-----------------------------------------  ----------------------------------------------  -----------------------------------------
     Total intangible assets, net                $261,106      ($36,228)      $224,878        $261,604      ($29,104)      $232,500
=========================================  ==============================================  =========================================

The changes in the gross carrying amount of core deposit and goodwill relate to the 2004 branch acquisition in Dansville, NY. No goodwill impairment adjustments were recognized in 2005 or 2004.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

               2006       $ 5,944
               2007         5,569
               2008         5,261
               2009         4,777
               2010         2,965
         Thereafter         5,167
----------------------------------
              Total       $29,683
==================================

NOTE G: DEPOSITS

Deposits consist of the following at December 31:

 (000's omitted)                        2005               2004
 -----------------------------------------------------------------
 Demand                              $  607,285        $  567,106
 Interest checking                      300,452           313,639
 Savings                                471,941           536,460
 Money market                           338,889           321,461
 Time                                 1,266,201         1,190,312
 -----------------------------------------------------------------
   Total deposits                    $2,984,768        $2,928,978
 =================================================================

The estimated fair value of deposits at December 31, 2005 and 2004 was approximately $2.7 billion.

At December 31, 2005 and 2004, time certificates of deposit in denominations of $100,000 and greater totaled $248,239,000 and $179,534,000 respectively. The approximate maturities of time deposits at December 31, 2005 are as follows:

(000's omitted)              Amount
-------------------------------------
2006                      $1,001,486
2007                         158,565
2008                          36,774
2009                          34,558
2010                          34,414
Thereafter                       404
-------------------------------------
  Total                   $1,266,201
=====================================

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)                                                     2005         2004
---------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased                                         $ 36,300     $ 13,200
  Federal Home Loan Bank advances                                  155,000      636,000
  Commercial loans sold with recourse                                  190           74
---------------------------------------------------------------------------------------
     Total short-term borrowings                                   191,490      649,274
---------------------------------------------------------------------------------------

Long-term borrowings:
  Federal Home Loan Bank advances                                  380,000      190,000
  Commercial loans sold with recourse                                1,098          791
  Subordinated debt held by unconsolidated subsidiary trusts,
    net of discount of $1,407 and $1,463                            80,502       80,446
---------------------------------------------------------------------------------------
       Total long-term borrowings                                  461,600      271,237
---------------------------------------------------------------------------------------
        Total borrowings                                          $653,090     $920,511
=======================================================================================

The weighted-average interest rates on short-term borrowings for the years ended December 31, 2005 and 2004 were 3.07% and 1.64%, respectively. Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Long-term borrowings at December 31, 2005 have maturity dates as follows:

                                                                   Weighted
(000's omitted, except rate)                     Amount          Average Rate
--------------------------------------------------------------------------------
October 3, 2007                                 $     72              3.00%
January 23, 2008 (callable)                       10,000              5.44
January 28, 2008 (callable)                        5,000              5.48
April 14, 2010 (callable)                         25,000              6.35
September 27, 2010 (callable)                     50,000              5.88
October 12, 2010 (callable)                       50,000              5.84
November 1, 2010 (callable)                       50,000              5.77
July 1, 2011                                          14              3.00
October 30, 2012                                     198              3.00
October 16, 2013                                     153              3.00
November 23, 2014                                     46              2.75
June 15, 2015  (callable)                         50,000              3.33
June 22, 2015 (callable)                          50,000              3.62
October 14, 2015 (callable)                       15,000              3.95
November 10, 2015 (callable)                      75,000              4.24
November 25, 2017                                    615              2.50
February 3, 2027 (callable)                       30,786              9.75
July 16, 2031 (callable)                          25,135              7.17
July 31, 2031 (callable)                          24,581              6.97
--------------------------------------------------------------------------------
   Total                                        $461,600              5.40%
================================================================================

The estimated fair value of long-term borrowings at December 31, 2005 and 2004 was approximately $505.1 million and $319.0 million, respectively.

In December 2003, the Company prepaid $25.0 million of Federal Home Loan Bank ("FHLB") advances with maturity dates ranging from January 30, 2008 to February 4, 2008 and a weighted-average rate of 5.31%. As a result of this prepayment, the Company incurred penalties of $2.6 million in 2003. These penalties have been reflected in the consolidated statements of income as gain (loss) on investment securities and debt extinguishments.

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

     Issuance                         Interest              Maturity            Call                        Call
       Date      Amount                  Rate                  Date           Provision                     Price
------------------------------------------------------------------------------------------------------------------------------------
I     2/3/1997   30,000  9.75%                              2/03/2027  10 year beginning 2007   104.5400% declining to par in 2017
II   7/16/2001   25,000  6 month LIBOR plus 3.75% (7.67%)   7/16/2031   5 year beginning 2006   107.6875% declining to par in 2011
III  7/31/2001   24,450  3 month LIBOR plus 3.58% (7.82%)   7/31/2031   5 year beginning 2006   107.5000% declining to par in 2011
====================================================================================================================================

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

NOTE I: INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)                          2005              200 4           2003
--------------------------------------------------------------------------------
Current:
     Federal                           $ 17,234          $14,677         $11,534
     State                                1,025              680             341
Deferred:
     Federal                                215            1,229             758
     State                                 (734)              57             140
--------------------------------------------------------------------------------
Total income taxes                     $ 17,740          $16,643         $12,773
================================================================================

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000's omitted)                                        2005               2004
--------------------------------------------------------------------------------
Allowance for loan losses                            $ 10,892          $ 10,644
Employee and director benefits                          3,259             2,599
Tax credits                                             1,394               604
Other                                                   1,099               874
--------------------------------------------------------------------------------
  Deferred tax asset                                   16,644            14,721
--------------------------------------------------------------------------------

Investment securities                                   7,052            23,273
Intangible assets                                       8,556             8,145
Loan origination costs                                  4,295             3,998
Depreciation                                            4,720             5,264
Pension                                                 1,170               531
Mortgage servicing rights                                 194               177
--------------------------------------------------------------------------------
  Deferred tax liability                               25,987            41,388
--------------------------------------------------------------------------------
Net deferred tax liability                           ($ 9,343)         ($26,667)
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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

                                                     2005       2004       2003
--------------------------------------------------------------------------------
Federal statutory income tax rate                    35.0%      35.0%      35.0%
Increase (reduction) in taxes resulting from:
     Tax-exempt interest                            (10.8)     (11.3)     (11.2)
     State income taxes, net of federal benefit       0.1        0.6        0.1
     Other                                            1.6        0.6        0.1
--------------------------------------------------------------------------------
Effective income tax rate                            25.9%      24.9%      24.0%
================================================================================

NOTE J: LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2005, the Bank had approximately $14,155,000 in undivided profits legally available for the payments of dividends.

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

NOTE K: BENEFIT PLANS

Pension and post-retirement plans

The Company provides defined benefit pension and other post-retirement health and life insurance benefits to qualified employees and retirees. Using a measurement date of December 31, the following table shows the funded status of the Company's plans reconciled with amounts reported in the Company's consolidated statements of condition:

                                                           Pension Benefits          Post-retirement Benefits
                                                       --------------------------  ---------------------------
(000's omitted)                                           2005         2004            2005             2004
-----------------------------------------------------  --------------------------  ---------------------------
Change in benefit obligation:
  Benefit obligation at the beginning of year          $ 47,613      $ 42,739        $ 6,370          $ 5,083
  Service cost                                            2,799         2,557            440              311
  Interest cost                                           2,605         2,433            415              325
  Participant contributions                                   0             0            336              227
  Plan amendment/acquisition                              1,585          (881)           760               95
  Deferred actuarial loss                                   283         2,209            666              902
  Benefits paid                                          (5,963)       (1,444)          (721)            (573)
-----------------------------------------------------  --------------------------  ---------------------------
Benefit obligation at end of year                        48,922        47,613          8,266            6,370
-----------------------------------------------------  --------------------------  ---------------------------

Change in plan assets:
  Fair value of plan assets at beginning of year         41,747        36,784              0                0
  Actual return of plan assets                            1,576         3,907              0                0
  Participant contributions                                   0             0            336              227
  Employer contributions                                  6,800         2,500            385              346
  Benefits paid                                          (5,963)       (1,444)          (721)            (573)
-----------------------------------------------------  --------------------------  ---------------------------
Fair value of plan assets at end of year                 44,160        41,747              0                0
-----------------------------------------------------  --------------------------  ---------------------------

Unfunded status                                          (4,762)       (5,866)        (8,266)          (6,370)
Unrecognized actuarial loss                              16,116        14,454          2,069            1,480
Unrecognized prior service (benefit) cost                (1,239)         (783)           981              331
Unrecognized transition liability                             0             0            287              328
-----------------------------------------------------  --------------------------  ---------------------------
Prepaid (accrued) benefit cost                         $ 10,115      $  7,805        ($4,929)         ($4,231)
=====================================================  ==========================  ===========================

As of December 31, 2005, the Company amended its defined benefit pension plan and certain executive supplemental pension plans to provide special termination benefits to certain key employees. In 2004, the Company amended its defined benefit pension plan to allow for a cash balance option. Participants in the plan as of December 31, 2003 were given an option to continue to have their benefits calculated under the traditional plan formula or have their benefits determined as an account balance under a cash balance formula. All new participants to the plan automatically participate in the cash balance option. In addition, in 2005 and 2004 the plan was amended to provide for the payment of certain benefits formerly accrued and payable under the Deferred Compensation Plan for Certain Executive Employees. Effective January 1, 2005, the Company also amended its post-retirement medical plan to provide benefit coverage through a self-insured plan. Previously, coverage was provided through community-rated HMO plans.

The Company has unfunded supplemental pension plans for certain key executives. The projected benefit obligation and accrued benefit cost included in the preceding table related to these plans was $3,032,000 and $3,020,000 for 2005 and $3,128,000 and $2,798,000 for 2004, respectively. The accumulated benefit obligation for the defined benefit pension was $41,838,000 and $40,659,000 as of December 31, 2005 and 2004, respectively.

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

                                          Pension Benefits     Post-retirement Benefits
                                          -------------------  -------------------------
                                            2005        2004        2005            2004
----------------------------------------  -------------------  -------------------------
Discount rate                              5.60%        5.60%      5.60%           5.60%
Expected return on plan assets             8.00%        8.75%      0.00%           0.00%
Rate of compensation increase              4.00%        4.00%      0.00%           0.00%
========================================  ===================  =========================

The net periodic benefit cost as of December 31 is as follows:

                                                              Pension Benefits              Post-retirement Benefits
                                                    ------------------------------------  ---------------------------
(000's omitted)                                       2005        2004         2003           2005      2004     2003
--------------------------------------------------  ------------------------------------  ---------------------------
Service cost                                        $ 2,799      $ 2,557      $ 1,831        $  440     $311     $275
Interest cost                                         2,605        2,433        2,157           415      325      260
Expected return on plan assets                       (3,714)      (3,160)      (2,567)            0        0        0
Net amortization and deferral                         1,271        1,066        1,142            77       37        8
Amortization of prior service cost                      618          155          129           110       30       30
Amortization of transition (asset) obligation             0            0           (4)           41       41       41
Other expense                                           515            0        1,218             0        0        0
--------------------------------------------------  ------------------------------------  ---------------------------
Net periodic benefit cost                           $ 4,094      $ 3,051      $ 3,906        $1,083     $744     $614
==================================================  ====================================  ===========================

Other expense represents a $515,000 adjustment recorded in the fourth quarter of 2005 to reflect special termination benefits associated with certain early retirement actions and a $1.2 million adjustment recorded in the fourth quarter of 2003 to reflect the proper actuarial impact of indexing salary levels associated with certain benefits frozen in 1988.

Prior service costs in which all or almost all of the plan's participants are fully eligible for benefits under the plan are amortized on a straight-line basis over the expected future working years of all active plan participants. Prior service costs associated with transferring individual non-qualified plans are amortized on a straight-line basis over a three-year period. Unrecognized gains or losses are amortized using the "corridor approach", which is the minimum amortization required by Statement of Financial Accounting Standards No.
87. Under the corridor approach, the net gain or loss in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the expected future working years of all active plan participants.

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

                                                     Pension Benefits                   Post-retirement Benefits
                                           ------------------------------------  ------------------------------------
                                              2005         2004        2003           2005         2004        2003
-----------------------------------------  ------------------------------------  ------------------------------------
Discount rate                                 5.60%        5.90%       6.10%          5.60%        5.90%       6.10%
Expected return on plan assets                8.75%        8.75%       9.00%          0.00%        0.00%       0.00%
Rate of compensation increase                 4.00%        4.00%       4.00%          0.00%        0.00%       0.00%
=========================================  ====================================  ====================================

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

                           Pension         Post-retirement
(000's omitted)            Benefits           Benefits
----------------------------------------------------------
               2006         $ 4,716                 $  351
               2007           3,812                    382
               2008           3,504                    421
               2009           3,333                    474
               2010           3,411                    541
          2011-2015         $21,337                 $3,393
==========================================================

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on type of assets held and current economic factors. The asset allocation for the defined benefit pension plan as of December 31, by asset category, is as follows:

                          2005         2004
---------------------------------------------
Equity securities           73%         69%
Debt securities             25%         19%
Cash                         2%         12%
---------------------------------------------
   Total                   100%        100%
=============================================

Plan assets include $2,052,000 (5%) and $2,571,000 (6%) of Community Bank System, Inc. stock at December 31, 2005 and 2004, respectively.

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

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation. Based upon current information, the Company does not expect to make contributions to the funded qualified pension plan in 2006. The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2005 was 10.5% for the pre-65 participants and 8.5% for the post-65 participants for medical costs and 12.0% for prescription drugs. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2013, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point increase in the trend rate would increase the service and interest cost components by $56,000 and increase the benefit obligation by $411,000. A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $49,000 and decrease the benefit obligation by $366,000.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with up to 6% being eligible for matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees. The expense recognized under this plan for the years ended December 31, 2005, 2004 and 2003 was $1,763,000, $1,583,000 and $1,309,000, respectively.

Deferred Compensation Plan for Certain Executive Employees

The Company has a Deferred Compensation Plan for Certain Executive Employees in which participants may contribute up to 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan. Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2005, 2004 and 2003 was $201,000, $159,000 and $119,000,
respectively.

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2005 and 2004, the Company has recorded a liability of $6,320,000 and $5,373,000, respectively. The expense recognized under these plans for the years ended December 31, 2005, 2004, and 2003 was $1,102,000, $1,727,000 and $947,000,
respectively.

Deferred Compensation Plan for Directors

Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director's fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in his account. As of December 31, 2005 and 2004, there were 73,369 and 65,090 shares credited to the participants' accounts, for which a liability of $1,311,000 and $1,097,000 was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2005, 2004 and 2003, was $238,000, $206,000, and $113,000,
respectively.

Director Stock Balance Plan

The Company has a Stock Balance Plan for non-employee directors who have completed six months of service. The Plan is a nonqualified, noncontributory defined benefit plan. The Plan provides benefits for service prior to January 1, 1996 based on a predetermined formula and benefits for service after January 1, 1996 based on the performance of the Company's common stock. Participants become fully vested after six years of service. The directors can elect to receive offset stock options that may reduce the Company's liability under the Plan. These options vest immediately and expire one year after the date the director retires or two years in the event of death. Benefits are payable in the form of cash and/or Company stock (as elected by the director) on January 1st of the year after the director retires from the Board. As of December 31, 2005 and 2004, the accrued pension liability was $297,000 and $287,000, respectively. The expense recognized under this plan for the years ended December 31, 2005, 2004 and 2003, was $10,000, $36,000 and $38,000, respectively. The expense and related liability were calculated using a dividend rate of 3.00%, stock price appreciation of 6.00%, and a discount rate of 5.6% for 2005, 5.6% for 2004, and 5.9% for 2003.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and key employees. Under this program the Company authorized 4,024,000 shares of Company common stock for the grant of incentive stock options, restricted stock awards, nonqualified stock options, retroactive stock appreciation rights, and offset options to its Stock Balance Plan (see Note K). The offset options vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term. They vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period. Option activity in this plan is as follows:

                                                     Weighted
                                                      Average
                                                  Exercise Price
                                     Options         of Shares         Shares
                                   Outstanding      Outstanding     Exercisable
--------------------------------------------------------------------------------
December 31, 2002                    2,137,328       $   13.07       1,411,006
Granted                                843,138           10.89
Exercised                             (545,158)          10.99
Forfeited                               (7,826)          14.22
--------------------------------------------------------------------------------
December 31, 2003                    2,427,482       $   12.78       1,519,893
--------------------------------------------------------------------------------
Granted                                669,139           18.37
Exercised                             (685,143)           8.35
Forfeited                              (10,546)          16.13
--------------------------------------------------------------------------------
December 31, 2004                    2,400,932       $   15.59       1,383,369
--------------------------------------------------------------------------------
Granted                                579,484           24.33
Exercised                             (417,824)          11.55
Forfeited                              (16,902)          17.86
--------------------------------------------------------------------------------
December 31, 2005                    2,545,690       $   18.23       1,739,387
================================================================================

Approximately 222,000 and 390,000 options were exchanged in 2004 and 2003 in connection with the Heritage and Grange acquisitions, respectively.

At December 31, 2005 the range of exercise prices and other information relating to the Company's stock options is as follows:

                                         Options Outstanding                       Options Exercisable
                         ----------------------------------------------------  ---------------------------
                                              Weighted          Weighted                          Weighted
                                               Average          Average                           Average
     Range of                                 Exercise         Remaining                          Exercise
  Exercise Price             Shares             Price         Life (years)        Shares           Price
------------------------ ----------------------------------------------------  ---------------------------
$2.58 - $7.75                     19,040       $ 4.89             1.5              19,040           $4.89
$7.75 - $10.33                    50,946         9.43             3.1              50,946            9.43
$10.33 - $12.91                  379,523        12.15             4.7             348,346           12.13
$12.91 - $15.49                  378,394        13.56             5.2             305,182           13.66
$15.49 - $18.07                  688,202        16.32             6.6             529,792           16.52
$18.07 - $20.66                   15,000        18.96             7.4               6,000           18.96
$20.66 - $23.24                  182,734        23.00            11.8             158,234           23.03
$23.24 - $25.82                  831,851        24.49             8.6             321,847           24.42
------------------------ ----------------------------------------------------  ---------------------------
Total / Average                2,545,690       $18.23             7.0           1,739,387          $16.86
======================== ====================================================  ===========================

Information concerning the grants of stock options and restricted stock is as follows:

                                                                      Weighted
                                                       Weighted        Average
                                         Awards        Average       Grant Date
                                         Granted    Exercise Price   Fair Value
--------------------------------------------------------------------------------
2005:
  Option price = fair market value        579,484       $24.33          $6.26
  Restricted stock                          3,197       $23.84         $23.84
2004:
  Option price = fair market value        446,860       $24.09          $6.05
  Option price < fair market value        222,279        $6.87         $13.28
  Restricted stock                         32,418       $23.76         $23.76
2003:
  Option price = fair market value        449,476       $15.78          $4.12
  Option price < fair market value        393,662        $5.31         $13.73
  Restricted stock                          8,000       $19.12         $19.12
================================================================================

The Company used the Black-Scholes option-pricing model to estimate the weighted average grant date fair value. The assumptions used in the model are disclosed in the Stock-Based Compensation section of Note A. Compensation expense related to restricted stock recognized in the income statement for the years ended December 31, 2005, 2004, and 2003 was $233,000, $372,000, and $105,000,
respectively. Awards of stock options with option prices less than fair market value relate to the rollover of options acquired in bank acquisitions.

NOTE M:  EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

                                                                    Per Share
(000's omitted, except per share data)      Income     Shares         Amount
-------------------------------------------------------------------------------
Year Ended December 31,2005
  Basic EPS                                $50,805      30,294         $1.68
  Stock options                                            544
--------------------------------------------------------------
     Diluted EPS                           $50,805      30,838         $1.65
==============================================================
Year Ended December 31,2004
  Basic EPS                                $50,196      29,916         $1.68
  Stock options                                            754
--------------------------------------------------------------
     Diluted EPS                           $50,196      30,670         $1.64
==============================================================

Year Ended December 31,2003
  Basic EPS                                $40,380      26,299         $1.54
  Stock options                                            736
--------------------------------------------------------------
     Diluted EPS                           $40,380      27,035         $1.49
==============================================================

There were 831,351, 424,594 and 0 anti-dilutive stock options outstanding for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE N: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness. The fair value of the standby letters of credit is immaterial for disclosure in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The contract amount of commitment and contingencies is as follows:

(000's omitted)                                 2005            2004
-----------------------------------------------------------------------
Commitments to extend credit                  $434,640        $429,751
Standby letters of credit                       25,638          22,948
-----------------------------------------------------------------------
     Total                                    $460,278        $452,699
=======================================================================

The fair value of these financial instruments approximates their contract value.

The Company has unused lines of credit of $50,000,000 at December 31, 2005. The Company has unused borrowing capacity of approximately $317,376,000 through collateralized transactions with the Federal Home Loan Bank and $11,325,000 through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period of December 22, 2005 through January 4, 2006 was $16,969,000 of which $2,000,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $14,969,000 was represented by cash on hand.

NOTE O: LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $2,661,000, $2,486,000 and $1,940,000 in 2005, 2004 and 2003, respectively. The future minimum rental commitments as of December 31, 2005 for all non-cancelable operating leases are as follows:

2006                    $ 2,203
2007                      2,067
2008                      1,442
2009                      1,126
2010                      1,012
Thereafter                3,268
--------------------------------
  Total                 $11,118
================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk weighted assets of 8%, and Tier I capital to risk weighted assets and Tier I capital to average assets of 4%. Management believes, as of December 31, 2005, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Company and Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company and Bank must maintain minimum total core capital to risk weighted assets of 10%, Tier I capital to risk weighted assets of 6% and Tier I capital to average assets of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. In addition, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

                                                            2005                    2004
                                                 -----------------------  ------------------------
(000's omitted)                                   Company        Bank      Company         Bank
-----------------------------------------------  -----------------------  ------------------------
Tier 1 capital to average assets
  Amount                                         $296,154      $283,836    $284,928      $276,654
  Ratio                                              7.57%         7.27%       6.94%         6.74%
  Minimum required amount                        $156,571      $156,241    $164,229      $164,069

Tier 1 capital to risk weighted assets
  Amount                                         $296,154      $283,836    $284,928      $276,654
  Ratio                                             12.39%        11.91%      11.93%        11.61%
  Minimum required amount                        $ 95,589      $ 95,346    $ 95,536      $ 95,337

Total core capital to risk weighted assets
  Amount                                         $326,026      $313,631    $314,783      $306,447
  Ratio                                             13.64%        13.16%      13.18%        12.86%
  Minimum required amount                        $191,178      $190,692    $191,072      $190,675

NOTE Q: PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 is as follows:

(000's omitted)                                              2005         2004
--------------------------------------------------------------------------------
Assets:
  Cash                                                     $ 17,247     $ 11,772
  Investment securities                                       2,885        2,885
  Investment in and advances to subsidiaries                523,963      548,781
  Other assets                                                2,850        3,562
--------------------------------------------------------------------------------
     Total assets                                          $546,945     $567,000
================================================================================

Liabilities and shareholders' equity:
  Accrued interest and other liabilities                   $  8,848     $  8,926
  Borrowings                                                 80,502       83,446
  Shareholders' equity                                      457,595      474,628
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity            $546,945     $567,000
================================================================================

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)                                             2005        2004        2003
-----------------------------------------------------------------------------------------
Revenues:
  Dividends from subsidiaries                             $55,000     $41,500     $42,771
  Interest on investments                                     204         179           6
  Other income                                                 24          28           0
-----------------------------------------------------------------------------------------
        Total revenues                                     55,228      41,707      42,777
-----------------------------------------------------------------------------------------

Expenses:
  Interest on long term notes and debentures                7,141       6,061       5,765
  Other expenses                                               45          13          84
-----------------------------------------------------------------------------------------
        Total expenses                                      7,186       6,074       5,849
-----------------------------------------------------------------------------------------

Income before tax benefit and equity in undistributed
  net income of subsidiaries                               48,042      35,633      36,928
Income tax benefit                                          1,801       1,461       1,364
-----------------------------------------------------------------------------------------
Income before equity in undistributed net income
  of subsidiaries                                          49,843      37,094      38,292
Equity in undistributed net income of subsidiaries            962      13,102       2,088
-----------------------------------------------------------------------------------------
Net income                                                $50,805     $50,196     $40,380
=========================================================================================

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)                                                                           2005         2004          2003
---------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                           $ 50,805      $ 50,196      $ 40,380
  Adjustments to reconcile net income to net cash provided by operating activities
    Equity in undistributed net income of subsidiaries                                     (962)      (13,102)       (2,088)
    Net change in other assets and other liabilities                                      2,112         3,157         1,633
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                         51,955        40,251        39,925
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Purchase of investment securities                                                           0             0          (227)
  Capital contributions to subsidiaries                                                       0             0       (33,131)
---------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                  0             0       (33,358)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in borrowings                                                               (3,000)      (17,000)       20,000
  Issuance of common stock                                                                4,507         5,344         4,819
  Purchase of treasury stock                                                            (25,875)      (21,709)       (8,490)
  Cash dividends paid                                                                   (22,112)      (19,543)      (15,466)
---------------------------------------------------------------------------------------------------------------------------
       Net cash (used) provided by financing activities                                 (46,480)      (52,908)          863
---------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                       5,475       (12,657)        7,430
Cash and cash equivalents at beginning of year                                           11,772        24,429        16,999
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $ 17,247      $ 11,772      $ 24,429
===========================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                               $  6,838      $  5,943      $  5,841
Supplemental disclosures of non-cash financing activities
  Dividends declared and unpaid                                                        $  5,695      $  5,515      $  4,529

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Community Bank System, Inc.


/s/ Sanford A. Belden
---------------------------
Sanford A. Belden,
President, Chief Executive Officer and Director


/s/ Scott A. Kingsley
------------------------
Scott A. Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.:

We have completed integrated audits of Community Bank System, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/PricewaterhouseCoopers LLP

Syracuse, New York
March 6, 2006

                  TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2005 Results                                                4th         3rd         2nd         1st
(000's omitted, except per share data)                    Quarter     Quarter     Quarter     Quarter       Total
------------------------------------------------------------------------------------------------------------------
Net interest income                                       $34,920     $34,944     $36,056     $37,702     $143,622
Provision for loan losses                                   2,250       2,275       2,134       1,875     $  8,534
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      32,670      32,669      33,922      35,827      135,088
Non-interest income                                        12,738      18,543      16,606      12,959       60,846
Operating expenses                                         34,431      30,727      31,200      31,031      127,389
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 10,977      20,485      19,328      17,755       68,545
Income taxes                                                2,651       5,621       5,047       4,421       17,740
------------------------------------------------------------------------------------------------------------------
Net income                                                $ 8,326     $14,864     $14,281     $13,334     $ 50,805
==================================================================================================================

Basic earnings per share                                  $  0.28     $  0.49     $  0.47     $  0.44     $   1.68
Diluted earnings per share                                $  0.27     $  0.48     $  0.46     $  0.43     $   1.65
==================================================================================================================

2004 Results                                               4th          3rd         2nd         1st
(000's omitted, except per share data)                    Quarter     Quarter     Quarter     Quarter      Total
------------------------------------------------------------------------------------------------------------------
Net interest income                                       $38,575     $39,057     $37,457     $35,954     $151,043
Provision for loan losses                                   2,100       2,300       2,300       2,050        8,750
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      36,475      36,757      35,157      33,904      142,293
Non-interest income                                        10,832      12,164      10,919      10,530       44,445
Operating expenses                                         30,442      29,926      29,775      29,756      119,899
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 16,865      18,995      16,301      14,678       66,839
Income taxes                                                4,199       4,761       4,160       3,523       16,643
------------------------------------------------------------------------------------------------------------------
Net income                                                $12,666     $14,234     $12,141     $11,155     $ 50,196
==================================================================================================================

Basic earnings per share                                  $  0.41     $  0.47     $  0.41     $  0.39     $   1.68
Diluted earnings per share                                $  0.40     $  0.45     $  0.40     $  0.38     $   1.64
==================================================================================================================

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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2005 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled "Nominees for Director and Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement. The information concerning executive officers of the Company required by this Item 10 is incorporated by reference to Item 4A of this Annual Report on Form 10-K. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the code of ethics is posted on the Company's web-site at www.communitybankna.com, and is available free of charge in print to any person who requests it. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, the code of ethics that relates to certain elements thereof, by posting such information on its web-site referenced above. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption "Audit Committee Report" and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Documents Filed

      1. The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

            -     Consolidated Statements of Condition, December 31, 2005 and
                  2004

            - Consolidated Statements of Income, Years ended December 31, 2005, 2004, and 2003

            - Consolidated Statements of Changes in Shareholders' Equity, Years ended December 31, 2005, 2004, and 2003

            - Consolidated Statements of Comprehensive Income, Years ended December 31, 2005, 2004, and 2003

            - Consolidated Statement of Cash Flows, Years ended December 31, 2005, 2004, and 2003

            -     Notes to Consolidated Financial Statements, December 31, 2005

            -     Report of Independent Registered Public Accounting Firm

            - Quarterly selected data, Years ended December 31, 2005 and 2004 (unaudited)

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

            10.28 Addendum to Employment Agreement, dated December 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford A. Belden. Incorporated by reference to Exhibit No. 10.28 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

            10.29 Employment Agreement, dated December 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.29 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

            10.30 Separation Agreement by and between Community Bank System, Inc., Community Bank, N.A., and James A. Wears, effective December 31, 2005. Incorporated by reference to Exhibit No. 10.30 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

            10.31 Separation Agreement by and between Community Bank System, Inc., Community Bank, N.A., and Michael A. Patton, effective December 31, 2005. Incorporated by reference to Exhibit No. 10.31 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

            10.32 Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 ("Plan"). * **

            10.33 Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002. * **

            14.1 Community Bank System, Inc., Code of Ethics. *

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

            ** Denotes management contract or compensatory plan or arrangement

B. Reports on Form 8-K

      o Form 8-K related to the entering of a material definitive agreement was filed on December 5, 2005.

      o Form 8-KA related to the entering of a material definitive agreement was filed on January 6, 2006.

      o Form 8-K related to quarterly earnings press release was filed on January 24, 2006.

C. Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By: /s/ Sanford A. Belden
   ----------------------
   Sanford A. Belden
   President, Chief Executive Officer and Director
   March 15, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2006.

/s/ James A. Gabriel
--------------------
James A. Gabriel, Director and
Chairman of the Board of Directors

/s/ Scott A. Kingsley
---------------------
Scott A. Kingsley
Treasurer and Chief Financial Officer

Directors:

/s/ Brian R. Ace
----------------
Brian R. Ace, Director

/s/ John M. Burgess
-------------------
John M. Burgess, Director

/s/ Paul M. Cantwell, Jr.
-------------------------
Paul M. Cantwell, Jr., Director

/s/ William M. Dempsey
----------------------
William M. Dempsey, Director

/s/ Nicholas A. DiCerbo
-----------------------
Nicholas A. DiCerbo, Director

/s/ Lee T. Hirschey
-------------------
Lee T. Hirschey, Director

/s/ Harold S. Kaplan
--------------------
Harold S. Kaplan, Director

/s/ Charles E. Parente
----------------------
Charles E. Parente, Director

/s/ David C. Patterson
----------------------
David C. Patterson, Director

/s/ Peter A. Sabia
------------------
Peter A. Sabia, Director

/s/ Sally A. Steele
-------------------
Sally A. Steele, Director

NEW YORK STOCK EXCHANGE

The undersigned Chief Executive Officer of Community Bank System, Inc. (the "Company") certifies to the New York Stock Exchange ("NYSE") that, as of the date of this certification, he is unaware of any violation by Community Bank System, Inc. of the NYSE's corporate governance listing standards in effect as of the date of this certification.

The Chief Executive Officer of the Company submitted the required certification to the NYSE (as required pursuant to Section 303A.12 of the NYSE Listed Company Manual) without qualification to the NYSE for the year ended December 31, 2004. In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the "SOX 302 certifications") with respect to the Company's disclosures in its Annual Report on Form 10-K for the year ended December 31, 2004 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K. The SOX 302 Certifications with respect to the Company's disclosures in its Form 10-K for the year ended December 31, 2005 are being filed as Exhibits 31.1 and 31.2 to this annual Report on Form 10-K.

Date: March 15, 2006


/s/ Sanford A. Belden
---------------------------
Sanford A. Belden,
President, Chief Executive Officer and Director