Form 10-Q
period 2006-03-31
COMMUNITY BANK SYSTEM INC
filed 2006-05-09
CIK 723188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission file number 001-13695

           ----------------------------------------------------------
                      [GRAPHIC]
                           COMMUNITY BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)
           ----------------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               29,881,458 shares of Common Stock, $1.00 par value,
                        were outstanding on May 5, 2006.

                                TABLE OF CONTENTS

                                                                            Page

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

      Consolidated Statements of Condition
      March 31, 2006 and December 31, 2005                                     3

      Consolidated Statements of Income
      Three months ended March 31, 2006 and 2005                               4

      Consolidated Statement of Changes in Shareholders' Equity
      Three months ended March 31, 2006                                        5

      Consolidated Statements of Comprehensive Income
      Three months ended March 31, 2006 and 2005                               6

      Consolidated Statements of Cash Flows
      Three months ended March 31, 2006 and 2005                               7

      Notes to the Consolidated Financial Statements
      March 31, 2006                                                           8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

Item 3.   Quantitative and Qualitative Disclosure about Market Risk           25

Item 4.   Controls and Procedures                                             26

Part II.  Other Information

Item 1.   Legal Proceedings                                                   26

Item 1A.  Risk Factors                                                        26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         26

Item 3.   Defaults Upon Senior Securities                                     26

Item 4.   Submission of Matters to a Vote of Securities Holders               26

Item 5.   Other Information                                                   26

Item 6.   Exhibits                                                            27

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                                 March 31,     December 31,
                                                                                                   2006            2005
---------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                                     $  121,795      $  114,605

   Available-for-sale investment securities, at fair value                                        1,162,799       1,160,612
   Held-to-maturity investment securities (fair value of $138,918 and $139,512, respectively        144,242         142,505
---------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                                  1,307,041       1,303,117
---------------------------------------------------------------------------------------------------------------------------

   Loans                                                                                          2,408,221       2,411,769
   Allowance for loan losses                                                                        (32,720)        (32,581)
---------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                                    2,375,501       2,379,188
---------------------------------------------------------------------------------------------------------------------------

   Core deposit intangibles, net                                                                     26,745          28,147
   Goodwill                                                                                         195,195         195,195
   Other intangibles, net                                                                             1,445           1,536
---------------------------------------------------------------------------------------------------------------------------
     Intangible assets, net                                                                         223,385         224,878
---------------------------------------------------------------------------------------------------------------------------

   Premises and equipment, net                                                                       64,852          65,175
   Accrued interest receivable                                                                       25,601          25,216
   Other assets                                                                                      41,859          40,813
---------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                $4,160,034      $4,152,992
===========================================================================================================================

Liabilities:
   Non-interest bearing deposits                                                                 $  598,837      $  601,544
   Interest bearing deposits                                                                      2,464,690       2,382,425
---------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                              3,063,527       2,983,969
  Federal funds purchased                                                                                --          36,300
  Borrowings                                                                                        506,241         536,288
  Subordinated debt held by unconsolidated subsidiary trusts                                         80,517          80,502
  Accrued interest and other liabilities                                                             54,347          58,338
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                            3,704,632       3,695,397
---------------------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note I)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued                            --              --
  Common stock, $1.00 par value, 50,000,000 shares authorized;                                       32,560          32,451
     32,559,456 and 32,450,563 shares issued in 2006 and 2005, respectively
  Additional paid-in capital                                                                        198,561         196,312
  Retained earnings                                                                                 280,588         276,809
  Accumulated other comprehensive income                                                              3,495           8,420
  Treasury stock, at cost (2,651,836 and 2,493,711 shares, respectively)                            (59,595)        (56,074)
  Employee stock plan - unearned                                                                       (207)           (323)
---------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                     455,402         457,595
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                  $4,160,034      $4,152,992
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            ------------------
                                                                              2006       2005
----------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                $38,328    $35,502
  Interest and dividends on taxable investments                              10,470     13,570
  Interest and dividends on nontaxable investments                            5,795      6,151
----------------------------------------------------------------------------------------------
     Total interest income                                                   54,593     55,223
----------------------------------------------------------------------------------------------

Interest expense:
  Interest on deposits                                                       13,021      9,179
  Interest on short-term borrowings                                           1,458      2,926
  Interest on subordinated debt held by unconsolidated subsidiary trusts      1,815      1,569
  Interest on long-term borrowings                                            4,679      3,847
----------------------------------------------------------------------------------------------
     Total interest expense                                                  20,973     17,521
----------------------------------------------------------------------------------------------

Net interest income                                                          33,620     37,702
Less:  provision for loan losses                                              2,150      1,875
----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          31,470     35,827
----------------------------------------------------------------------------------------------

Non-interest income:
  Deposit service fees                                                        6,674      6,077
  Other banking services                                                        476        525
  Benefit plan administration, consulting and actuarial fees                  3,381      2,850
  Trust, investment and asset management fees                                 2,050      1,781
  Gain on sales of investment securities                                         --      1,726
----------------------------------------------------------------------------------------------
Total non-interest income                                                    12,581     12,959
----------------------------------------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits                                             16,782     16,166
  Occupancy and equipment                                                     4,759      4,590
  Data processing and communications                                          3,231      3,306
  Amortization of intangible assets                                           1,493      1,984
  Legal and professional fees                                                 1,283      1,183
  Office supplies and postage                                                   976        938
  Business development and marketing                                            730        689
  Acquisition expenses                                                            0         41
  Other                                                                       2,181      2,134
----------------------------------------------------------------------------------------------
     Total operating expenses                                                31,435     31,031
----------------------------------------------------------------------------------------------

Income before income taxes                                                   12,616     17,755
Income taxes                                                                  3,154      4,421
----------------------------------------------------------------------------------------------
Net income                                                                  $ 9,462    $13,334
==============================================================================================

Basic earnings per share                                                    $  0.32    $  0.44
Diluted earnings per share                                                  $  0.31    $  0.43
Dividends declared per share                                                $  0.19    $  0.18

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Three Months Ended March 31, 2006
(In Thousands, Except Share Data)

                                          Common Stock                                Accumulated
                                      --------------------    Additional                 Other                  Employee
                                        Shares      Amount     Paid-In     Retained  Comprehensive  Treasury   Stock Plan
                                      Outstanding   Issued     Capital     Earnings      Income       Stock    -Unearned    Total
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 2005          29,956,852    $32,451    $196,312    $ 276,809     $8,420     ($56,074)    ($323)    $457,595

Net income                                                                     9,462                                          9,462

Other comprehensive loss, net of tax                                                     (4,925)                             (4,925)

Dividends declared:
Common, $0.19 per share                                                       (5,683)                                        (5,683)

Common stock issued under
employee stock plan,
including tax benefits of $892           108,893        109       2,249                                            116        2,474

Treasury stock purchased                (158,125)                                                     (3,521)                (3,521)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006             29,907,620    $32,560    $198,561    $ 280,588     $3,495     ($59,595)    ($207)    $455,402
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2006         2005
----------------------------------------------------------------------------------------
Other comprehensive loss, before tax:
Change in minimum pension liability adjustment                        ($118)          $0
Unrealized losses on securities:
   Unrealized holding losses arising during period                   (7,923)     (18,719)
   Reclassification adjustment for gains included in net income           0       (1,726)
----------------------------------------------------------------------------------------
Other comprehensive loss, before tax:                                (8,041)     (20,445)
Income tax benefit related to other comprehensive loss                3,116        7,954
----------------------------------------------------------------------------------------
Other comprehensive loss, net of tax:                                (4,925)     (12,491)
Net income                                                            9,462       13,334
----------------------------------------------------------------------------------------
Comprehensive income                                                 $4,537         $843
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                       ---------------------
                                                                                         2006         2005
------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                           $  9,462     $ 13,334
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                         2,190        2,063
     Amortization of intangible assets                                                    1,493        1,984
     Net amortization of premiums and discounts on securities and loans                     215          149
     Amortization of unearned compensation and discount on subordinated debt                 36           74
     Provision for loan losses                                                            2,150        1,875
     Gain on investment securities and debt extinguishments                                   0       (1,726)
     Gain on loans and other assets                                                         (23)         (45)
     Proceeds from the sale of loans held for sale                                        4,314            0
     Origination of loans held for sale                                                  (4,291)           0
     Excess tax benefits from share-based payment arrangements                             (169)           0
     Change in other operating assets and liabilities                                    (1,763)       1,148
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                13,614       18,856
------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of available-for-sale investment securities                        14,342       61,524
  Proceeds from maturities of held-to-maturity investment securities                        709        2,013
  Proceeds from maturities of available-for-sale investment securities                   14,512       44,330
  Purchases of held-to-maturity investment securities                                    (2,482)      (6,770)
  Purchases of available-for-sale investment securities                                 (39,148)     (90,166)
  Net decrease in loans outstanding                                                       1,542       22,334
  Capital expenditures                                                                   (1,867)      (1,915)
------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                     (12,392)      31,350
------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts and savings accounts                       23,115       38,060
  Net change in time deposits                                                            56,443        9,742
  Net change in federal funds purchased                                                 (36,300)        (500)
  Net change in short-term borrowings                                                   (40,000)     (65,000)
  Change in long-term borrowings (net of payments of $47 and $89)                         9,953          (89)
  Issuance of common stock                                                                1,566        1,644
  Purchase of treasury stock                                                             (3,521)     (11,915)
  Cash dividends paid                                                                    (5,457)      (5,514)
  Tax benefits from share-based payment arrangements                                        169            0
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                       5,968      (33,572)
------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                       7,190       16,634
  Cash and cash equivalents at beginning of period                                      114,605      118,405
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $121,795     $135,039
============================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                               $ 21,144     $ 17,519
  Cash paid for income taxes                                                                 39            0
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                           5,683        5,457
  Gross change in unrealized gains on available-for-sale investment securities           (7,923)     (20,445)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE A: BASIS OF PRESENTATION

The interim financial data as of March 31, 2006 and for the three months ended March 31, 2006 and March 31, 2005 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B: OTHER MATTERS

On April 21, 2006, the Company announced an agreement to acquire ES&L Bancorp, Inc. (ES&L) in an all-cash transaction valued at approximately $39 million. ES&L is the parent company of Elmira Savings and Loan, F.A., a federally chartered thrift operating as a community bank. The company has two branches in the cities of Elmira and Ithaca, as well as mortgage and title insurance subsidiaries, all of which combine to total approximately $210 million in assets and $190 million in loans. The acquisition is expected to close in August 2006.

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. Through March 31, 2006, the Company has repurchased against this authorization 751,836 shares at an aggregate cost of $17.5 million and an average price per share of $23.25. The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

NOTE C: SIGNIFICANT ACCOUNTING POLICIES

Allowance for Loan Losses

Management continually evaluates the credit quality of the Company's loan portfolio and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management's best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is subjective in nature and requires significant estimates. The Company's allowance methodology consists of two broad components, general and specific loan loss allocations.

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

NOTE D: STOCK BASED COMPENSATION

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company authorized 4,024,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, retroactive stock appreciation rights, and offset options. The offset options in its Director's Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period. Activity in this long-term incentive program is as follows:

                                              Stock Options                           Restricted Stock
                                        -------------------------------     ----------------------------------
                                                      Weighted Average                        Weighted Average
                                                      Exercise Price of                       Grant Date Fair
                                        Outstanding        Shares              Outstanding    Value of Shares
-----------------------------------------------------------------------     ----------------------------------
December 31, 2004                         2,400,932              $15.59             34,818              $23.07
-----------------------------------------------------------------------     ----------------------------------
Granted                                     579,484               24.33              3,197               23.84
Exercised                                  (417,824)              11.55            (16,921)              22.61
Forfeited                                   (16,902)              17.86                  0                   0
-----------------------------------------------------------------------     ----------------------------------
Outstanding at December 31, 2005          2,545,690              $18.23             21,094               23.56
-----------------------------------------------------------------------     ----------------------------------
Granted                                     380,540               23.73                  0                   0
Exercised                                  (121,113)              14.13             (7,545)              23.09
Forfeited                                    (9,747)              21.86             (4,106)              24.35
-----------------------------------------------------------------------     ----------------------------------
Outstanding at March 31, 2006             2,795,370              $19.14              9,443              $23.59
Exercisable at March 31, 2006             1,895,483              $17.47
=======================================================================     ==================================

The weighted average remaining contractual term of outstanding and exercisable stock options at March 31, 2006 is 7.2 years and 6.6 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at March 31, 2006 is $11.3 million and $10.3 million, respectively.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS 123, Accounting for Stock-Based Compensation. Stock based compensation expense is recognized ratably over the requisite service period for all awards. Prior to the adoption of SFAS 123 (R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of applying the provisions of SFAS 123(R) during the three months ended March 31, 2006, the Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $626,000 and a related income tax benefit of $135,000. Compensation expense related to restricted stock recognized in the income statement for the three months ended March 31, 2006 and March 31, 2005 was $16,000 and $57,000, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method established in FAS No. 123(R) had been applied in 2005:

(000's omitted except per share amounts)                           Three months ended
                                                                     March 31, 2005
-------------------------------------------------------------------------------------
Net income, as reported                                                       $13,334
Plus: stock-based compensation expense as reported, net of tax                     35
Less: stock-based compensation expense determined under
  fair value method, net of tax                                                  (505)
-------------------------------------------------------------------------------------
     Pro forma net income                                                     $12,864
=====================================================================================

Earnings per share:
   As reported:
      Basic                                                                   $  0.44
      Diluted                                                                 $  0.43
   Pro forma:
      Basic                                                                   $  0.42
      Diluted                                                                 $  0.41

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

                                                         Three months ended
-------------------------------------------------------------------------------------
                                               March 31, 2006        March 31, 2005
-------------------------------------------------------------------------------------
Weighted-average expected life (in years)                  7.78                  7.76
Future dividend yield                                      3.00%                 3.00%
Share price volatility                                    26.47%                26.78%
Weighted average risk-free interest rate                   4.34%                 4.17%
=====================================================================================

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $6.12 and $6.37, respectively. Unrecognized stock based compensation expense related to non-vested stock options totaled $5.0million at March 31, 2006, which will be recognized as expense over the next five years. The weighted average period over which this unrecognized expense is expected to be recognized is 1.9 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $1.4 million and $1.7 million, respectively.

During the three months ended March 31, 2006 and 2005, proceeds from stock option exercises totaled $1.7 million and $1.8 million and the related windfall tax benefits from exercise were approximately $169,000 and $503,000, respectively. During the three months ended March 31, 2006 and 2005, 121,113 shares and 184,378 shares, respectively, were issued in connection with stock option exercise. All shares issued were new shares issued from available authorized shares. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $1.0 million and $2.5 million, respectively.

NOTE E: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 1,388,800 anti-dilutive stock options outstanding for the three months ended March 31, 2006 compared to 838,424 anti-dilutive stock options outstanding for the three months ended March 31, 2005. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2006 and 2005.

                                                                      Per Share
(000's omitted, except per share data)         Income       Shares      Amount
--------------------------------------------------------------------------------
Three Months Ended March 31, 2006
   Basic EPS                                   $ 9,462       30,023      $  0.32
   Stock options                                                456
-------------------------------------------------------------------
      Diluted EPS                              $ 9,462       30,479      $  0.31
===================================================================

Three Months Ended March 31, 2005
   Basic EPS                                   $13,334       30,580      $  0.44
   Stock options                                                612
-------------------------------------------------------------------
      Diluted EPS                              $13,334       31,192      $  0.43
===================================================================

NOTE F: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                As of March 31, 2006                         As of December 31, 2005
                                      -----------------------------------------    ------------------------------------------
                                         Gross                           Net          Gross                            Net
                                        Carrying     Accumulated       Carrying      Carrying      Accumulated       Carrying
(000's omitted)                          Amount      Amortization       Amount        Amount       Amortization       Amount
-----------------------------------   -----------------------------------------    ------------------------------------------
Amortizing intangible assets:
  Core deposit intangibles              $ 63,161       ($36,416)       $ 26,745       $ 63,161       ($35,014)       $ 28,147
  Other intangibles                        2,750         (1,305)          1,445          2,750         (1,214)          1,536
-----------------------------------   -----------------------------------------    ------------------------------------------
     Total amortizing intangibles         65,911        (37,721)         28,190         65,911        (36,228)         29,683
Non-amortizing intangible assets:
  Goodwill                               195,195              0         195,195        195,195              0         195,195
-----------------------------------   -----------------------------------------    ------------------------------------------
     Total intangible assets, net       $261,106       ($37,721)       $223,385       $261,106       ($36,228)       $224,878
===================================   =========================================    ==========================================

No goodwill impairment adjustments were recognized in 2006 or 2005. The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

  (000's omitted)      Amount
-----------------------------
     Apr-Dec 2006      $4,451
             2007       5,569
             2008       5,262
             2009       4,777
             2010       2,965
       Thereafter       5,166
-----------------   ---------
            Total     $28,190
=================   =========

NOTE G: MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

      Issuance        Par                                           Maturity
        Date         Amount              Interest Rate                Date         Call Provision                 Call Price
-----------------------------------------------------------------------------------------------------------------------------------
I      2/3/1997     $30 million  9.75%                              2/03/2027   10 year beginning 2007    104.5400% declining to par
                                                                                                          in 2017
II    7/16/2001     $25 million  6 month LIBOR plus 3.75% (8.56%)   7/16/2031    5 year beginning 2006    107.6875% declining to par
                                                                                                          in 2011
III   7/31/2001   $24.5 million  3 month LIBOR plus 3.58% (8.25%)   7/31/2031    5 year beginning 2006    107.5000% declining to par
                                                                                                          in 2011
===================================================================================================================================

NOTE H: BENEFIT PLANS

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

                                             Pension Benefits   Post-retirement Benefits
                                         --------------------   ------------------------
(000's omitted)                            2006          2005          2006         2005
----------------------------------------------------------------------------------------
Service cost                              $ 748         $ 652         $ 134        $ 110
Interest cost                               660           645           121          104
Expected return on plan assets             (827)         (878)            0            0
Net amortization and deferral               315           305            29           19
Amortization of prior service cost          (43)           29            27           28
Amortization of transition obligation         0             0            10           10
----------------------------------------------------------------------------------------
Net periodic benefit cost                 $ 853         $ 753         $ 321        $ 271
========================================================================================

The Company is not required for regulatory purposes to make a contribution to its defined benefit pension plan.

NOTE I: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

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

The contract amount of commitment and contingencies are as follows:

(000's omitted)                  March 31,   December 31,
                                    2006         2005
---------------------------------------------------------
Commitments to extend credit      $420,321       $434,640
Standby letters of credit           24,458         25,638
---------------------------------------------------------
     Total                        $444,779       $460,278
=========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company" or "CBSI") as of and for the three months ended March 31, 2006 and 2005, although in some circumstances the fourth quarter of 2005 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 12. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term "this year" refers to results in calendar year 2006, "first quarter" refers to the quarter ended March 31, 2006, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, "Forward-Looking Statements," on page 24.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company's business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management's discretion with regard to choosing the most suitable methodology for reporting the Company's financial performance. It is management's opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that critical accounting estimates include:

o Allowance for loan losses - The allowance for loan losses reflects management's best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is inherently subjective. It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

o Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

o Provision for income taxes - The Company is subject to examinations from various taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgements used to record tax related assets or liabilities have been appropriate. Should tax laws change or the taxing authorities determine that management's assumptions were inappropriate; an adjustment may be required which could have a material effect on the Company's results of operations.

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

A summary of the accounting policies used by management is disclosed in Note A, "Summary of Significant Accounting Policies" on pages 44-49 of the most recent Form 10-K (fiscal year ended December 31, 2005).

Executive Summary

The Company's business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.

The Company's core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build high-quality, profitable loan and deposit portfolios using both organic and acquisition strategies, (iii) increase the non-interest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to reduce operating costs.

Significant factors management reviews to evaluate achievement of the Company's operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, non-interest income, operating expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services units, liquidity and interest rate sensitivity, enhancements to customer products and services, technology enhancements, market share, peer comparisons, and the performance of acquisition and integration activities.

Net income for the first quarter of 2006 was $9.5 million, a decrease of $3.9 million as compared to the first quarter of 2005, driven by a higher cost of funds, lower investment interest income, stock option expense as a result of the adoption of Statement of Financial Accounting Standard (FAS) 123R, Share-Based Payments, and the absence of gains on the sale of investment securities recorded in the first quarter of 2005. These were partially offset by higher loan interest income, higher non-interest income, (excluding gains on sales of investment securities), and lower recurring operating expenses, excluding stock option expense. Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.35 versus $0.47 for the prior year's first quarter.

Asset quality remained stable in the first quarter of 2006 in comparison to the same period last year, with reductions in non-performing loan and delinquent loan ratios and a net charge-off ratio slightly below the average for the previous eight quarters. The Company experienced year-over-year loan growth in all portfolios; consumer installment, consumer mortgage and business lending. The size of the investment portfolio was below that of first quarter of the prior year as the Company repositioned its balance sheet in 2005 by selling certain securities in its investment portfolio and used the proceeds to pay off variable and short-term borrowings. Total deposits increased in the first quarter of 2006 as compared to December 31, 2005 and the first quarter of 2005. Borrowings, principally overnight borrowings and other short-term instruments, decreased during the same time periods.

The Company announced in April 2006 it had entered into an agreement to acquire ES&L Bancorp, Inc. (ES&L), a $210 million asset bank based in Elmira, New York, in an all-cash transaction valued at approximately $39 million.

Net Income and Profitability

As shown in Table 2, earnings per share for the first quarter of $0.31 were $0.12 lower than the EPS generated in the same period of last year. Net income for the quarter of $9.5 million was 29% lower than the first quarter of 2005. Net interest income for the first quarter of $33.6 million was down $4.1 million or 10.8% from the comparable prior year period. First quarter non-interest income, including securities gains, was $12.6 million, down $0.4 million (2.9%) from the first quarter 2005. Operating expenses of $31.4 million for the quarter were up 1.3% from the comparable prior year period. Excluding the impact of adopting FASB 123R, Accounting for Stock Based Compensation, operating expenses for the first quarter decreased 0.7% from the prior year.

In addition to the earnings results presented above in accordance with generally accepted accounting principles ("GAAP"), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and the market value adjustments on net assets acquired in mergers. Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the first quarter of 2006 was $0.35, down 26% from the $0.47 earned in the first quarter of 2005.

As reflected in Table 2, the primary reasons for lower earnings for the quarter were lower net interest income and non-interest income including securities gains, and slightly higher loan loss provision and operating expenses. The decrease in net interest income for the quarter was due to a higher cost of funds and lower average investment balances, partially offset by organic loan growth. The decrease in non-interest income was due to $1.7 million of gains on the sale of securities recognized in the first quarter of 2005, with no corresponding gain in the first quarter of 2006. Excluding security gains, non-interest income increased due to a strong performance by the employee benefits consulting and plan administration business and higher banking service fees. The increase in total loans outstanding and additional allocations for specific loans were the primary reasons for the increase in loan loss provision. Excluding stock option costs, operating expenses decreased primarily due to reductions in the amortization of intangibles, legal and professional costs and foreclosed property costs, partially offset by increased occupancy and equipment costs and business development and marketing costs.

A reconciliation of GAAP-based earnings results to cash-based earnings results and a condensed income statement are as follows:

          Table 1: Reconciliation of GAAP Net Income to Cash Net Income

                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
      (000's omitted)                                    2006        2005
      ---------------------------------------------   ---------------------
      Net income                                        $ 9,462     $13,334
      After-tax cash adjustments:
        Amortization of premium on net
           assets acquired in merger                        205         (27)
        Amortization of intangible assets                 1,120       1,490
      ---------------------------------------------   ---------------------
      Net income - cash                                 $10,787     $14,797
      =============================================   =====================

                       Table 2: Summary Income Statements

                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
      (000's omitted, except per share data)            2006        2005
      ---------------------------------------------   ---------------------
      Net interest income                               $33,620     $37,702
      Provision for loan losses                           2,150       1,875
      Non-interest income including security gains       12,581      12,959
      Operating expenses                                 31,435      31,031
      ---------------------------------------------   ---------------------
      Income before taxes                                12,616      17,755
      Income taxes                                        3,154       4,421
      ---------------------------------------------   ---------------------
      Net income                                        $ 9,462     $13,334
      =============================================   =====================

      Diluted earnings per share                        $  0.31     $  0.43
      Diluted earnings per share - cash (1)             $  0.35     $  0.47

      (1)   Cash earnings are reconciled to GAAP net income in Table 1.

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments and cash) exceed the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 3, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for first quarter 2006 was $37.1 million, down $4.4 million or 10.6% from the same period last year. A $168 million decrease in interest earning assets and a 28-basis point decrease in the net interest margin more than offset a $216 million decrease in average interest-bearing liabilities. As reflected in Table 4, the volume and net interest margin changes mentioned above adversely impacted net interest income by $1.8 million and $2.6 million, respectively, for the first quarter of 2006 as compared to the first quarter of 2005.

Higher first quarter average loan balances were attributable to $58.5 million of organic loan growth since the first quarter of 2005, driven principally by growth of consumer installment and consumer mortgage loans. Average investments for the first quarter were $227 million less than the first quarter of 2005 due principally to the sales made throughout 2005. Total average deposits were up $31.6 million or 1.1% for the quarter as compared to the previous year as a result of growth in public fund balances. Cash flows from the investment sales were used to pay down external borrowings throughout 2005, resulting in average quarterly borrowings being $243 million lower in the first quarter of 2006 in comparison to the first quarter of 2005.

The net interest margin of 4.06% for the first quarter dropped 28 basis points versus the same period in the prior year. This decline was primarily attributable to an increases in the cost of funds (up 49 basis points), due principally to the effect of the eight rate hikes (25 basis points each) by the Federal Reserve since last March, while earning assets yields increased at a much slower rate (up 18 basis points). The change in the earning-asset yield was driven by a 33 basis point increase in loan yields, partially offset by an investment yield decline of nine basis points quarter over quarter. The decrease in investment yields was the result of the sale and maturity of certain higher yielding investments from the portfolio. In 2005, the Company decided to sell certain securities and not fully reinvest cash flows from maturing securities in a flat yield environment, in order to take advantage of market conditions to shorten the average life of the portfolio, improve its interest-rate sensitivity profile in a rising-rate environment, and maximize the expected total return.

The first quarter cost of funds increased 49 basis points due to a 51 basis point increase in deposit costs and a 124 basis point increase in the average interest rate paid on external borrowings. Interest rates on selected categories of deposit accounts were raised throughout 2005 and the first quarter of 2006 in response to the increased rates by the Federal Reserve. Additionally, customers continued to transfer funds from lower rate interest accounts to higher yielding money market and time deposit accounts. Short-term borrowing rates increased 89 basis points and long-term rates increased 62 basis points as compared to the first quarter of 2005. The increase in the borrowing rates is mostly attributable to the rate increases by the Federal Reserve. Additionally, the long-term rate was impacted by the approximately 190 basis point increase in the LIBOR (London Interbank Offered Rates), from which the interest rate on the majority of the mandatorily redeemable preferred securities is based.

Table 3 below set forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.4% in 2006 and 38.6% in 2005. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans and loans held for sale.

                    Table 3: Quarterly Average Balance Sheet

                                                                  Three Months Ended                    Three Months Ended
(000's omitted except yields and rates)                             March 31, 2006                        March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Avg.                                   Avg.
                                                            Average                Yield/Rate      Average                Yield/Rate
                                                            Balance     Interest      Paid         Balance     Interest      Paid
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Time deposits in other banks                            $    1,093     $    10       3.71%     $      914     $     4       1.77%
  Taxable investment securities (1)                          780,395      10,841       5.63%        972,048      13,913       5.80%
  Non-taxable investment securities (1)                      522,112       8,774       6.82%        557,600       9,492       6.90%
  Loans (net of unearned discount)                         2,400,926      38,432       6.49%      2,342,401      35,591       6.16%
                                                          ----------------------                 ----------------------
     Total interest-earning assets                         3,704,526      58,057       6.36%      3,872,963      59,000       6.18%
                                                                         -------                                -------
Non-interest earning assets                                  440,315                                507,023
                                                          ----------                             ----------
     Total assets                                         $4,144,841                             $4,379,986
                                                          ==========                             ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits    $1,126,716     $ 2,513       0.90%     $1,184,402     $ 1,952       0.67%
  Time deposits                                            1,283,632      10,508       3.32%      1,199,075       7,227       2.44%
  Short-term borrowings                                      163,940       1,458       3.61%        436,180       2,926       2.72%
  Long-term borrowings                                       468,884       6,494       5.62%        439,244       5,416       5.00%
                                                          ----------------------                 ----------------------
     Total interest-bearing liabilities                    3,043,172      20,973       2.80%      3,258,901      17,521       2.18%
                                                                         -------                                -------
Non-interest bearing liabilities:
  Demand deposits                                            589,407                                584,669
  Other liabilities                                           54,099                                 64,840
Shareholders' equity                                         458,163                                471,576
                                                          ----------                             ----------
     Total liabilities and shareholders' equity           $4,144,841                             $4,379,986
                                                          ==========                             ==========

Net interest earnings                                                    $37,084                                $41,479
                                                                         =======                                =======
Net interest spread                                                                    3.56%                                  4.00%
Net interest margin on interest-earnings assets                                        4.06%                                  4.34%

Fully tax-equivalent adjustment                                          $ 3,464                                $ 3,777

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

As discussed above and disclosed in Table 4 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

                              Table 4: Rate/Volume

                                                                 1st Quarter 2006 versus 1st Quarter 2005
                                                                 Increase (Decrease) Due to Change in (1)
                                                                ------------------------------------------
                                                                                                    Net
(000's omitted)                                                     Volume           Rate          Change
                                                                ------------------------------------------
      Interest earned on:
        Time deposits in other banks                               $     1         $     5         $     6
        Taxable investment securities                               (2,673)           (399)         (3,072)
        Non-taxable investment securities                             (597)           (121)           (718)
        Loans (net of unearned discount)                               904           1,937           2,841
      Total interest-earning assets (2)                             (2,611)          1,668            (943)

      Interest paid on:
        Interest checking, savings and money market deposits           (99)            660             561
        Time deposits                                                  540           2,741           3,281
        Short-term borrowings                                       (2,217)            749          (1,468)
        Long-term borrowings                                           381             697           1,078
      Total interest-bearing liabilities (2)                        (1,222)          4,674           3,452

      Net interest earnings (2)                                     (1,757)         (2,638)         (4,395)

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

                          Table 5: Non-interest Income

                                                                        Three Months Ended
                                                                             March 31,
                                                                     ------------------------
      (000's omitted)                                                    2006           2005
      ------------------------------------------------------------   ------------------------
      Deposit service charges and fees                                 $ 6,674        $ 6,077
      Benefit plan administration, consulting and actuarial fees         3,381          2,850
      Trust, investment and asset management fees                        2,050          1,781
      Other banking services                                               290            360
      Mortgage banking                                                     186            165
      ------------------------------------------------------------   ------------------------
           Subtotal                                                     12,581         11,233
      Gain on sales of investment securities                                 0          1,726
      ------------------------------------------------------------   ------------------------
           Total non-interest income                                   $12,581        $12,959
      ============================================================   ========================

      Non-interest income/total income (FTE)                              25.3%          23.8%

As displayed in Table 5, non-interest income (excluding securities gains) was $12.6 million in the first quarter, an increase of $1.3 million or 12.0% from one year earlier. General recurring banking fees of $7.2 million were up $0.5 million or 8.3% compared to the first quarter of 2005, driven by several revenue enhancement initiatives put into place during 2005. Offsetting these increases, was a decrease in gain on the sale of investment securities of $1.7 million for the quarter, as the Company took advantage of market conditions to sell certain securities in the first quarter of 2005 in order to shorten the average length of the portfolio and maximize their expected total return. Strong performance at BPA-Harbridge generated revenue growth of $0.5 million (19%) for the quarter, achieved primarily through enhanced service offerings to both new and existing clients. First quarter revenue for trust services was up $0.2 million or 43% versus the prior year primarily as a result of the generation of estate settlement fees. The $0.1 million or 16% revenue growth at CISI can be attributable to the addition of new financial consultants as well as higher sales of fixed annuity products, which become more attractive as interest rates rise. In comparison to the first quarter of the prior year, EAM revenues were down slightly due to softer demand for their investment products.

The ratio of non-interest income to total income (FTE basis) was 25.3% for the quarter as compared to 23.8% for the comparable period in 2005. Excluding net security gains, the ratio of non-interest income to total income (FTE basis) was 25.3% for the first quarter of 2006, as compared to 21.3% for the comparable period in 2005. This improvement is a function of rising non-interest income (excluding net security gains) combined with lower net interest income and a reduction of investment portfolio levels.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                                   Three Months Ended March 31,
                                                 ------------------------------
      (000's omitted)                                  2006              2005
      ----------------------------------------   ------------------------------
      Salaries and employee benefits                  $16,398           $16,166
      Stock option expense                                626                 0
      Occupancy and equipment                           4,759             4,590
      Data processing and communications                3,231             3,306
      Amortization of intangible assets                 1,493             1,984
      Legal and professional fees                       1,041             1,183
      Office supplies and postage                         976               938
      Business development and marketing                  730               689
      Acquisition expenses                                  0                41
      Other                                             2,181             2,134
      ----------------------------------------   ------------------------------
        Total operating expenses                      $31,435           $31,031
      ========================================   ==============================

      Operating expenses/average assets                  3.08%             2.87%
      Efficiency ratio                                   60.3%             55.0%

As shown in Table 6, first quarter 2006 operating expenses were $31.4 million, up $0.4 million or 1.3% from the prior year level. Excluding the effect of adopting FASB 123R, Share-Based Payments, operating expenses decreased $0.2 million or 0.7% from $31.0 million in the first quarter of 2005 to $30.8 million in this year's first quarter. The decrease was primarily attributable to a $0.5 million reduction in the amortization of intangible assets, and a $0.1 million reduction in legal and professional expenses, partially offset by a $0.2 million or 1.8% increase in salaries and a $0.2 million increase in occupancy related costs.

The Company continued to aggressively manage all aspects of its operating expense structure in the first quarter of 2006, resulting in operating expenses that were essentially flat with the year earlier period. The Company recently announced that it will consolidate two of its Pennsylvania branch offices into nearby sister branches. This realignment will reduce inefficiencies and further strengthen its branch network, and reflects management's dedication to achieving long-term performance improvements through proactive strategic decision-making.

The Company's efficiency ratio (recurring operating expense excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) was 60.3% for the first quarter, 5.3 percentage points above the comparable quarter of 2005. This resulted from operating expenses (as described above) increasing 3.2% primarily due to stock option expense, while recurring operating income decreased 5.8% due to 10.6% lower net interest income, more than offsetting a 12.0% increase in non-interest income excluding security gains. The efficiency ratio for the first quarter of 2006, excluding stock option expense was 59.0%, as compared to 55.0% in the comparable first quarter of 2005.

Income Taxes

The first quarter effective income tax rate was 25.0%, comparable to the 24.9% effective tax rate in the first quarter of 2005.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.31 billion at the end of the first quarter, an increase of $3.9 million and a decrease of $248 million from December 31, 2005 and March 31, 2005, respectively. The book value (excluding unrealized gains) of investments was up $11.8 million from year-end 2005 and down $218 million versus March 31, 2005. The decrease in the portfolio from the first quarter of the prior year was the result of the decision to sell certain securities and not fully reinvest cash flows from these sales and from contractual maturities to take advantage of market conditions to shorten the average life of the portfolio and maximize the expected total return. As a result, the expected life-to-maturity of the portfolio was reduced to just over five years at the end of the current quarter. The overall mix of securities within the portfolio over the last year has remained relatively consistent, with a small increase in the proportion of obligations of state and political subdivisions and mortgage-backed securities, and a corresponding decrease in the proportion of U.S. treasury and agency securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time. Net unrealized gains decreased by $7.9 million and $29.6 million since December 31, 2005 and March 31, 2005, respectively. This fluctuation is indicative of the interest rate movements during the respective time periods and the reduction in the size of the portfolio. In addition, the decrease in net unrealized gains from one year ago was impacted by the sale of $193 million of securities over the last 12 months, which generated realized pre-tax gains of $10.5 million.

                              Table 7: Investments

                                                          March 31, 2006           December 31, 2005          March 31, 2005
                                                      -----------------------   -----------------------   -----------------------
                                                       Amortized                Amortized                 Amortized
                                                       Cost/Book     Fair       Cost/Book      Fair       Cost/Book      Fair
(000's omitted)                                          Value       Value        Value        Value        Value        Value
---------------------------------------------------   -----------------------   -----------------------   -----------------------
Held-to-Maturity Portfolio:
  U.S. treasury and agency securities                 $  127,309   $  122,011   $  127,345   $  124,326   $  127,454   $  124,544
  Obligations of state and political subdivisions          7,445        7,419        5,709        5,735        5,430        5,508
  Other securities                                         9,488        9,488        9,451        9,451        9,480        9,480
---------------------------------------------------   -----------------------   -----------------------   -----------------------
     Total held-to-maturity portfolio                    144,242      138,918      142,505      139,512      142,364      139,532
---------------------------------------------------   -----------------------   -----------------------   -----------------------

Available-for-Sale Portfolio:
  U.S. treasury and agency securities                    419,808      415,366      420,062      420,808      587,299      596,442
  Obligations of state and political subdivisions        518,680      531,316      519,661      532,708      563,994      585,094
  Corporate securities                                    35,709       34,728       35,744       35,559       40,375       43,236
  Collateralized mortgage obligations                     67,858       66,944       78,708       78,466       87,591       88,366
  Mortgage-backed securities                              78,212       77,700       53,021       53,365       47,310       48,778
---------------------------------------------------   -----------------------   -----------------------   -----------------------
    Sub-total                                          1,120,267    1,126,054    1,107,196    1,120,906    1,326,569    1,361,916
  Equity securities                                       36,745       36,745       39,706       39,706       50,549       50,549
---------------------------------------------------   -----------------------   -----------------------   -----------------------
    Total available-for-sale portfolio                 1,157,012    1,162,799    1,146,902    1,160,612    1,377,118    1,412,465
Net unrealized gain on available-for-sale portfolio        5,787            0       13,710            0       35,347            0
---------------------------------------------------   -----------------------   -----------------------   -----------------------
     Total                                            $1,307,041   $1,301,717   $1,303,117   $1,300,124   $1,554,829   $1,551,997
===================================================   =======================   =======================   =======================

Loans

As shown in Table 8, loans ended the first quarter at $2.41 billion, consistent with year-end 2005 and up $74 million (3.2%) versus one year earlier. The business lending portfolio increased in the first quarter, while small declines were incurred in the consumer mortgage and consumer installment portfolios. As compared to one year earlier, all portfolios have demonstrated growth. Consistent with prior years, the Company experienced softness within our lending portfolio in the first quarter, due principally to seasonal (weather-related) trends and demands. The first quarter 2006 decline was limited to $3.5 million as compared to the $24 and $23 million declines in the first quarter of 2005 and 2004, respectively.

                                 Table 8: Loans

      (000's omitted)               March 31 2006           December 31, 2005            March 31, 2005
      ----------------------   ----------------------     ----------------------     ----------------------
      Consumer mortgage          $  814,885      33.8%      $  815,463      33.8%      $  801,600      34.3%
      Business lending              820,722      34.1%         819,605      34.0%         816,616      35.0%
      Consumer installment          772,614      32.1%         776,701      32.2%         716,124      30.7%
      ----------------------   ----------------------     ----------------------     ----------------------
        Total loans              $2,408,221     100.0%      $2,411,769     100.0%      $2,334,340     100.0%
      ======================   ======================     ======================     ======================

Total consumer mortgages decreased $0.6 million in the first quarter of 2006 and increased $13.3 million over the last twelve months, even though the Company continued selling certain new mortgage originations into the secondary market for the second consecutive quarter. Consumer mortgage growth has slowed over the last few quarters as interest rates have risen and demand lessoned after a prolonged period of elevated activity driven by historically low interest rates. Business lending increased $1.1 million in the first quarter of 2006 and increased $4.1 million versus one year ago. Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships as well as branch originated home equity and installment loans, rose $56 million (7.9%) on a year-over-year basis and decreased $4.1 million (0.5%) in the first three months of 2006. Continued moderate interest rates (by historical standards), aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive strong growth in this segment year-over-year in all our markets.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending March 31, 2006 and 2005 and December 31, 2005.

                         Table 9: Non-performing Assets

                                                                         March 31,    December 31,    March 31,
      (000's omitted)                                                      2006           2005           2005
      ---------------------------------------------------------------   -----------   ------------   ------------
      Non-accrual loans                                                     $12,351        $10,857        $13,433
      Accruing loans 90+ days delinquent                                      1,213          1,075          1,255
      Restructured loans                                                      1,350          1,375              0
      ---------------------------------------------------------------   -----------   ------------   ------------
         Total non-performing loans                                          14,914         13,307         14,688
      Other real estate (OREO)                                                1,613          1,048          1,444
      ---------------------------------------------------------------   -----------   ------------   ------------
         Total non-performing assets                                        $16,527        $14,355        $16,132
      ===============================================================   ===========   ============   ============

      Allowance for loan losses to total loans                                 1.36%          1.35%          1.37%
      Allowance for loan losses to non-performing loans                         219%           245%           217%
      Non-performing loans to total loans                                      0.62%          0.55%          0.63%
      Non-performing assets to total loans and other real estate               0.69%          0.59%          0.69%
      Delinquent loans (30 days old to non-accruing) to total loans            1.26%          1.46%          1.35%
      Net charge-offs to average loans outstanding (quarterly)                 0.34%          0.35%          0.30%
      Loan loss provision to net charge-offs (quarterly)                        107%           106%           107%

As displayed in Table 9, non-performing assets at March 31, 2006 were $16.5 million, an increase of $2.2 million versus year-end 2005 and a $0.4 million increase as compared to the level at the end of the first quarter 2005. Most of the increase over the last three months in non-performing loans was due to two commercial relationships moving to non-accrual status. The increase in total non-performing assets from the prior year was 2.4%, well below the 3.2% increase in the loan portfolio over the same period. Other real estate increased $0.2 million from one-year ago and increased $0.6 million from year-end 2005, a result of the Company managing 20 properties at March 31, 2006 as compared to 15 OREO properties at the end of 2005. No one property has a carrying value in excess of $350,000.

Non-performing loans were 0.62% of total loans outstanding at the end of the first quarter, slightly below the 0.63% at March 31, 2005 and above the 0.55% at year-end 2005. The allowance for loan losses to non-performing loans ratio, a general measure of coverage adequacy, was 219% at the end of the first quarter compared to 245% at year-end 2005 and 217% at March 31, 2005.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.26% at the end of the first quarter, substantially below the 1.46% at year-end 2005 and nine basis points below the 1.35% delinquency ratio at March 31, 2005. Real estate and installment loan delinquency ratios at the end of the first quarter improved in comparison to both of the earlier periods. Commercial loan delinquency ratios increased slightly from both the first and fourth quarters of 2005. The delinquency level at the end of the current quarter was 20 basis points below the Company's average of 1.46% over the previous eight quarters.

                  Table 10: Allowance for Loan Losses Activity

                                                             Three Months Ended March 31,
                                                            -----------------------------
      (000's omitted)                                            2006             2005
      ---------------------------------------------------   -----------------------------
      Allowance for loan losses at beginning of period           $32,581          $31,778
      Charge-offs:
        Business lending                                           1,355              707
        Consumer mortgage                                             35               23
        Consumer installment                                       1,625            1,715
      ---------------------------------------------------   -----------------------------
           Total charge-offs                                       3,015            2,445
      Recoveries:
        Business lending                                             114               41
        Consumer mortgage                                             58                7
        Consumer installment                                         832              642
      ---------------------------------------------------   -----------------------------
           Total recoveries                                        1,004              690
      ---------------------------------------------------   -----------------------------
      Net charge-offs                                              2,011            1,755
      Provision for loan losses                                    2,150            1,875
      ---------------------------------------------------   -----------------------------
      Allowance for loan losses at end of period                 $32,720          $31,898
      ===================================================   =============================

      Net charge-offs to average loans outstanding:
        Business lending                                            0.62%            0.33%
        Consumer mortgage                                          -0.01%            0.01%
        Consumer installment                                        0.42%            0.61%
        Total loans                                                 0.34%            0.30%

As displayed in Table 10, net charge-offs during the first quarter were $2.0 million, $0.3 million higher than the equivalent 2005 period. The consumer mortgage and consumer installment portfolios experienced decreased levels of charge-offs, while business lending charge-offs increased. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter was 0.34%, four basis points higher than the comparable quarter of 2005, and one basis point lower than average charge-off ratio for the previous eight quarters.

The business lending net charge-off ratio increased 29 basis points to 0.62%, the consumer installment net charge-off ratio improved by 19 basis points to 0.42%, while consumer mortgages experienced a small net recovery for the first quarter of 2006 as compared to a 0.01% net charge-off ratio in the comparable period of 2005. The increase in business lending charge-offs was adversely impacted by one commercial relationship .

A required loan loss allowance of $32.7 million was determined as of March 31, 2006, necessitating a $2.2 million loan loss provision for the quarter, compared to $1.9 million one year earlier. The first quarter 2006 loan loss provision was $0.1 million higher than net charge-offs. The allowance for loan losses rose $0.8 million or 2.6% over the last 12 months, while the loan portfolio grew 3.2%. Consequently, the ratio of allowance for loan loss to loans outstanding decreased from 1.37% at the end of last year's first quarter to 1.36%, which was slightly higher than the 1.35% level reported at December 31, 2005.

Deposits

As shown in Table 11, average deposits of $3.0 billion in the first quarter were up $20.6 million compared to fourth quarter 2005 and increased $31.6 million versus the same quarter of last year. The mix of average deposits changed slightly in the first quarter of 2006. The weightings of time deposits increased from their fourth quarter levels, while demand, interest checking, savings and money market deposit weightings decreased. As interest rates have risen since June 2004, time deposits have continued to attract more funds, as evidenced by their 3.6% increase in the current quarter versus fourth quarter 2005. This shift in mix, combined with increasing interest rates on money market and time deposit accounts increased the quarterly cost of interest bearing deposits from 2.02% in the last quarter of 2005 to 2.19% in the most recent quarter, well above the 1.56% for the quarter ended March 31, 2005.

Average first quarter IPC (individuals and businesses) deposits decreased $26.9 million or 1.0% versus the quarter ended December 31, 2005, and were down $4.4 million or 0.2% compared to the year earlier period. Average public funds have increased $47.5 million or 25% and $36.0 million or 18% over the same periods. A decrease in IPC deposits and an inflow of public fund deposits in the first quarter is a typical seasonal fluctuation in our markets, as payment of local property taxes tends to shift funds from one category to the other.

                      Table 11: Quarterly Average Deposits

                                     March 31,      December 31,     March 31,
      (000's omitted)                  2006            2005            2005
      ---------------------------  -------------   -------------   -------------
      Demand deposits                 $  589,407      $  596,508      $  584,669
      Interest checking deposits         299,637         307,738         310,546
      Savings deposits                   475,970         484,908         534,951
      Money market deposits              351,108         351,029         338,904
      Time deposits                    1,283,632       1,238,945       1,199,076
      ---------------------------  -------------   -------------   -------------
        Total deposits                $2,999,754      $2,979,128      $2,968,146
      ===========================  =============   =============   =============

      IPC deposits                    $2,759,111      $2,785,967      $2,763,523
      Public fund deposits               240,643         193,161         204,623
      ---------------------------  -------------   -------------   -------------
        Total deposits                $2,999,754      $2,979,128      $2,968,146
      ===========================  =============   =============   =============

Borrowings

At the end of the first quarter, borrowings of $587 million were down $66.3 million from December 31, 2005 and down $268 million versus the end of the first quarter 2005. The reduction in borrowings over the last twelve months was principally the result of the decision to use a portion of the cash flows from the sales and maturities of investments to reduce debt levels in the current flat yield curve environment.

Shareholders' Equity

On April 20, 2005, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1,500,000 of its shares, or approximately 5% of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions over the course of the subsequent 20 months. All reacquired shares will become treasury shares and will be used for general corporate purposes. Through March 31, 2006, the Company has repurchased 751,836 shares at an aggregate cost of $17.5 million.

Total shareholders' equity of $455 million at the end of the first quarter was a decrease of $2.2 million from the balance at December 31, 2005. This change consisted of a decrease in the after-tax market value adjustment on the available-for-sale investment portfolio of $4.9 million, dividends declared of $5.7 million and treasury stock purchases of $3.5 million, partially offset by net income of $9.5 million and $2.4 million from shares issued under the employee stock plan. Over the past 12 months total shareholders' equity decreased by $5.0 million, as dividends declared, treasury stock purchases, and a lower market value adjustment more than offset net income and increases from shares issued under the employee stock plan.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 7.68% at the end of the first quarter, up 11 basis points from year-end 2005 and 85 basis points higher than its level one year ago. These increases were primarily the result of a decrease in average assets excluding intangibles and market value adjustments, while shareholders equity excluding intangibles and market value adjustments increased, mostly due to reductions in the investment portfolio. The tangible equity-to-assets ratio of 5.89% increased 32 basis points versus March 31, 2005, for similar reasons and decreased 3 basis points versus year-end 2005 due to treasury share purchases and a decline in the market value adjustment having a greater impact on this ratio than lower asset levels.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2006 was 60.1%, up from 40.9% in the first quarter of 2005. The ratio increased because dividends declared increased 4.2%, while net income including securities gains decreased 29.0%. The expansion of dividends declared was caused by the dividend per share being raised 5.6% in August 2005, from $0.18 to $0.19, offset by a 1.4% decrease in the number of shares outstanding.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of March 31, 2006, this ratio was 15.0% for 30 days and 14.9% for 90 days, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

o     Asset and liability levels using March 31, 2006 as a starting point.

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

                      Net Interest Income Sensitivity Model

                                         Calculated annualized
                                         increase (decrease) in
               Change in interest    projected net interest income
                      rates                at March 31, 2006
             -------------------------------------------------------
               + 200 basis points                 (0.4%)
               - 100 basis points                 (0.4%)

The modeled net interest income remains neutral to changes in interest rates over a 12-month period. Over a longer time period, however, the growth in net interest income improves in a rising rate environment as a result of lower yielding earning assets running off and being replaced at increased rates.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a
- 15(e) under the Securities Exchange Act of 1934, designed to ensure that it is able to collect the information it is required to disclose in the reports that are filed with the Securities and Exchange Commission, (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on management's evaluation of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2006.

There have been no changes in the Company's internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company's 2005 Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases during the first quarter 2006.

                   Number of     Average Price        Total Number of Shares         Maximum Number of Shares
                     Shares          Paid         Purchased as part of Publicly    that May yet be Purchased
                   Purchased       Per share        Announced Plans or Programs     Under the Plans or Programs
---------------------------------------------------------------------------------------------------------------
January 2006              0         $ 0.00                   593,711                         906,289
February 2006        98,825          22.84                   692,536                         807,464
March 2006           59,300          21.29                   751,836                         748,164
---------------------------------------------------------------------------------------------------------------
   Total            158,125         $22.26                   751,836                         748,164
===============================================================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of the shareholders during the quarter ending March 31, 2006.

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibit No.                    Description
-----------                    -----------

2.1 Agreement and Plan of Merger dated April 20, 2006, by and among Community Bank System, Inc., ESL Acquisition Corp., and ES&L Bancorp.. Inc. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 25, 2006.

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

                           Community Bank System, Inc.

Date: May 9, 2006
                                          /s/ Sanford A. Belden
                                          ---------------------
                                          Sanford A. Belden, President, Chief
                                          Executive Officer and Director


Date: May 9, 2006                         /s/ Scott A. Kingsley
                                          ---------------------
                                          Scott A. Kingsley, Treasurer and Chief
                                          Financial Officer