Form 10-Q
period 2006-06-30
COMMUNITY BANK SYSTEM INC
filed 2006-08-08
CIK 723188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               29,853,043 shares of Common Stock, $1.00 par value,
                       were outstanding on August 3, 2006.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

      Consolidated Statements of Condition
      June 30, 2006 and December 31, 2005 ................................    3

      Consolidated Statements of Income
      Three and six months ended June 30, 2006 and 2005 ..................    4

      Consolidated Statement of Changes in Shareholders' Equity
      Six months ended June 30, 2006 .....................................    5

      Consolidated Statements of Comprehensive Income
      Three and six months ended June 30, 2006 and 2005 ..................    6

      Consolidated Statements of Cash Flows
      Six months ended June 30, 2006 and 2005 ............................    7

      Notes to the Consolidated Financial Statements
      June 30, 2006 ......................................................    8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................   14

Item 3.   Quantitative and Qualitative Disclosure about Market Risk ......   28

Item 4.   Controls and Procedures ........................................   29

Part II.  Other Information

Item 1.   Legal Proceedings ..............................................   29

Item 1A.  Risk Factors ...................................................   29

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ....   29

Item 3.   Defaults Upon Senior Securities ................................   29

Item 4.   Submission of Matters to a Vote of Securities Holders ..........   29

Item 5.   Other Information ..............................................   29

Item 6.   Exhibits .......................................................   30

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                                  June 30,      December 31,
                                                                                                    2006            2005
----------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                                     $   124,453     $   114,605

   Available-for-sale investment securities, at fair value                                         1,110,403       1,160,612
   Held-to-maturity investment securities (fair value of $135,767 and $139,512, respectively)        142,799         142,505
----------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                                   1,253,202       1,303,117
----------------------------------------------------------------------------------------------------------------------------

   Loans                                                                                           2,444,266       2,411,769
   Allowance for loan losses                                                                         (32,900)        (32,581)
----------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                                     2,411,366       2,379,188
----------------------------------------------------------------------------------------------------------------------------

   Core deposit intangibles, net                                                                      25,346          28,147
   Goodwill                                                                                          195,195         195,195
   Other intangibles, net                                                                              1,355           1,536
----------------------------------------------------------------------------------------------------------------------------
     Intangible assets, net                                                                          221,896         224,878
----------------------------------------------------------------------------------------------------------------------------

   Premises and equipment, net                                                                        63,827          65,175
   Accrued interest receivable                                                                        24,910          25,216
   Other assets                                                                                       40,070          40,813
----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                $ 4,139,724     $ 4,152,992
============================================================================================================================

Liabilities:
   Non-interest bearing deposits                                                                 $   557,236     $   601,544
   Interest bearing deposits                                                                       2,482,346       2,382,425
----------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                               3,039,582       2,983,969
  Federal funds purchased                                                                              6,800          36,300
  Borrowings                                                                                         506,197         536,288
  Subordinated debt held by unconsolidated subsidiary trusts                                          80,530          80,502
  Accrued interest and other liabilities                                                              55,039          58,338
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                             3,688,148       3,695,397
----------------------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note I)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued                             --              --
  Common stock, $1.00 par value, 50,000,000 shares authorized;                                        32,603          32,451
     32,603,192 and 32,450,563 shares issued in 2006 and 2005, respectively
  Additional paid-in capital                                                                         199,610         196,312
  Retained earnings                                                                                  284,801         276,809
  Accumulated other comprehensive income                                                              (3,638)          8,420
  Treasury stock, at cost (2,752,761 and 2,493,711 shares, respectively)                             (61,608)        (56,074)
  Employee stock plan - unearned                                                                        (192)           (323)
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                      451,576         457,595
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                  $ 4,139,724     $ 4,152,992
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                             Three Months Ended       Six Months Ended
                                                                                  June 30,                June 30,
                                                                            --------------------    --------------------
                                                                              2006        2005        2006        2005
------------------------------------------------------------------------------------------------    --------------------
Interest income:
  Interest and fees on loans                                                $ 39,760    $ 36,157    $ 78,088    $ 71,659
  Interest and dividends on taxable investments                               10,735      12,925      21,205      26,495
  Interest and dividends on nontaxable investments                             5,883       5,701      11,678      11,852
------------------------------------------------------------------------------------------------    --------------------
     Total interest income                                                    56,378      54,783     110,971     110,006
------------------------------------------------------------------------------------------------    --------------------

Interest expense:
  Interest on deposits                                                        14,620      10,284      27,641      19,463
  Interest on short-term borrowings                                            1,150       3,852       2,608       6,778
  Interest on subordinated debt held by unconsolidated subsidiary trusts       1,872       1,627       3,687       3,196
  Interest on long-term borrowings                                             5,231       2,964       9,910       6,811
------------------------------------------------------------------------------------------------    --------------------
     Total interest expense                                                   22,873      18,727      43,846      36,248
------------------------------------------------------------------------------------------------    --------------------

Net interest income                                                           33,505      36,056      67,125      73,758
Less:  provision for loan losses                                               1,725       2,134       3,875       4,009
------------------------------------------------------------------------------------------------    --------------------
Net interest income after provision for loan losses                           31,780      33,922      63,250      69,749
------------------------------------------------------------------------------------------------    --------------------

Non-interest income:
  Deposit service fees                                                         7,167       6,703      13,841      12,780
  Other banking services                                                         361         241         837         766
  Benefit plan administration, consulting and actuarial fees                   3,155       2,639       6,536       5,489
  Trust, investment and asset management fees                                  1,766       1,859       3,816       3,640
  Gain on sales of investment securities                                          --       5,164          --       6,890
------------------------------------------------------------------------------------------------    --------------------
Total non-interest income                                                     12,449      16,606      25,030      29,565
------------------------------------------------------------------------------------------------    --------------------

Operating expenses:
  Salaries and employee benefits                                              16,425      16,212      33,207      32,378
  Occupancy and equipment                                                      4,448       4,282       9,207       8,872
  Data processing and communications                                           3,333       3,479       6,564       6,785
  Amortization of intangible assets                                            1,489       1,984       2,982       3,968
  Legal and professional fees                                                  1,108       1,107       2,391       2,290
  Office supplies and postage                                                  1,083         952       2,059       1,890
  Business development and marketing                                           1,084         898       1,814       1,587
  Other                                                                        2,238       2,286       4,419       4,461
------------------------------------------------------------------------------------------------    --------------------
     Total operating expenses                                                 31,208      31,200      62,643      62,231
------------------------------------------------------------------------------------------------    --------------------

Income before income taxes                                                    13,021      19,328      25,637      37,083
Income taxes                                                                   3,137       5,047       6,291       9,468
------------------------------------------------------------------------------------------------    --------------------
Net income                                                                  $  9,884    $ 14,281    $ 19,346    $ 27,615
================================================================================================    ========    ========

Basic earnings per share                                                    $   0.33    $   0.47    $   0.65    $   0.91
Diluted earnings per share                                                  $   0.33    $   0.46    $   0.64    $   0.89
Dividends declared per share                                                $   0.19    $   0.18    $   0.38    $   0.36

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Six Months Ended June 30, 2006
(In Thousands, Except Share Data)

                                          Common Stock                                Accumulated
                                     ----------------------   Additional                 Other                  Employee
                                       Shares       Amount     Paid-In     Retained  Comprehensive  Treasury   Stock Plan
                                     Outstanding    Issued     Capital     Earnings     Income        Stock    -Unearned     Total
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2005          29,956,852    $32,451    $196,312    $276,809      $8,420     ($56,074)    ($323)    $457,595

Net income                                                                   19,346                                          19,346

Other comprehensive loss, net of tax                                                    (12,058)                            (12,058)

Dividends declared:
Common, $0.38 per share                                                     (11,354)                                        (11,354)

Common stock issued under
employee stock plan,
including tax benefits of $381           152,629        152       2,251                                            131        2,534

Employee stock options earned                                     1,047                                                       1,047

Treasury stock purchased                (259,050)                                                     (5,534)                (5,534)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006              29,850,431    $32,603    $199,610    $284,801     ($3,638)    ($61,608)    ($192)    $451,576
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                      Three Months Ended          Six Months Ended
                                                                           June 30,                   June 30,
                                                                     ---------------------     ---------------------
                                                                       2006         2005         2006         2005
------------------------------------------------------------------------------------------     ---------------------
Other comprehensive loss, before tax:
Change in minimum pension liability adjustment                             $0           $0        ($118)          $0
Unrealized losses on securities:
     Unrealized holding losses arising during period                  (11,572)      15,551      (19,495)      (3,168)
     Reclassification adjustment for gains included in net income           0       (5,164)           0       (6,890)
------------------------------------------------------------------------------------------     ---------------------
Other comprehensive loss, before tax:                                 (11,572)      10,387      (19,613)     (10,058)
Income tax benefit related to other comprehensive loss                  4,439       (4,008)       7,555        3,947
------------------------------------------------------------------------------------------     ---------------------
Other comprehensive loss, net of tax:                                  (7,133)       6,379      (12,058)      (6,111)
Net income                                                              9,884       14,281       19,346       27,615
------------------------------------------------------------------------------------------     ---------------------
Comprehensive income                                                   $2,751      $20,660       $7,288      $21,504
==========================================================================================     =====================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                       -----------------------
                                                                                          2006          2005
--------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                           $  19,346     $  27,615
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                          4,348         4,144
     Amortization of intangible assets                                                     2,982         3,968
     Net amortization of premiums and discounts on securities and loans                      440           463
     Amortization of unearned compensation and discount on subordinated debt                  64           154
     Provision for loan losses                                                             3,875         4,009
     Gain on investment securities and debt extinguishments                                    0        (6,890)
     Gain on sale of loans and other assets                                                 (187)          (57)
     Proceeds from the sale of loans held for sale                                         9,372             0
     Origination of loans held for sale                                                   (9,375)            0
     Excess tax benefits from share-based payment arrangements                              (198)            0
     Change in other operating assets and liabilities                                      6,607         6,398
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 37,274        39,804
--------------------------------------------------------------------------------------------------------------
Investing Activities:
  Proceeds from sales of available-for-sale investment securities                         28,409       150,638
  Proceeds from maturities of held-to-maturity investment securities                       3,299         3,371
  Proceeds from maturities of available-for-sale investment securities                    56,987        67,054
  Purchases of held-to-maturity investment securities                                     (3,682)       (7,946)
  Purchases of available-for-sale investment securities                                  (55,042)     (138,398)
  Net increase in loans outstanding                                                      (36,044)      (23,466)
  Capital expenditures                                                                    (2,810)       (5,145)
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                       (8,883)       46,108
--------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net change in demand deposits, NOW accounts and savings accounts                       (22,642)       23,878
  Net change in time deposits                                                             78,255        23,975
  Net change in federal funds purchased                                                  (29,500)       20,300
  Net change in short-term borrowings                                                   (140,000)     (243,000)
  Change in long-term borrowings (net of payments of $91 and $148)                       109,909        99,852
  Issuance of common stock                                                                 2,150         2,327
  Purchase of treasury stock                                                              (5,534)      (15,297)
  Cash dividends paid                                                                    (11,379)      (10,959)
  Tax benefits from share-based payment arrangements                                         198             0
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      (18,543)      (98,924)
--------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                        9,848        13,012
  Cash and cash equivalents at beginning of period                                       114,605       118,405
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $ 124,453     $ 105,393
==============================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                               $  41,457     $  34,458
  Cash paid for income taxes                                                               2,082         7,131
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                            5,670         5,466
  Gross change in unrealized gains on available-for-sale investment securities           (19,495)      (10,058)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006

NOTE A: BASIS OF PRESENTATION

The interim financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B: OTHER MATTERS

On August 3, 2006, the Company announced an agreement to acquire ONB Corporation
(ONB) in an all-cash transaction valued at approximately $15.7 million. ONB is the parent company of Ontario National Bank, a federally chartered national bank operating four branches in the villages of Clifton Springs, Phelps and Palmyra, New York. As of June 30, 2006 the Company held approximately $95 million in assets, including $60 million in loans. The acquisition is expected to close in the fourth quarter of 2006.

On April 21, 2006, the Company announced an agreement to acquire ES&L Bancorp, Inc. (ES&L) in an all-cash transaction valued at approximately $39 million. ES&L is the parent company of Elmira Savings and Loan, F.A., a federally chartered thrift operating as a community bank. The company has two branches in the cities of Elmira and Ithaca, New York, as well as mortgage and title insurance subsidiaries, all of which combine to total approximately $210 million in assets, including $190 million in loans. The acquisition is expected to close in August 2006.

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. Through June 30, 2006, the Company has repurchased against this authorization 852,761 shares at an aggregate cost of $19.5 million and an average price per share of $22.86. The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects FIN 48 will have on its financial statements.

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

                                                 Stock Options                         Restricted Stock
                                       ------------------------------    -----------------------------------
                                                    Weighted Average                        Weighted Average
                                                    Exercise Price of                        Grant Date Fair
                                       Outstanding        Shares            Outstanding      Value of Shares
---------------------------------------------------------------------    -----------------------------------
December 31, 2004                        2,400,932             $15.59            34,818               $23.07
---------------------------------------------------------------------    -----------------------------------
Granted                                    579,484              24.33             3,197                23.84
Exercised                                 (417,824)             11.55           (16,921)               22.61
Forfeited                                  (16,902)             17.86                 0                    0
---------------------------------------------------------------------    -----------------------------------
Outstanding at December 31, 2005         2,545,690              18.23            21,094                23.56
---------------------------------------------------------------------    -----------------------------------
Granted                                    392,211              23.61                 0                    0
Exercised                                 (161,793)             13.93            (7,545)               23.09
Forfeited                                  (14,888)             22.72            (4,106)               24.35
---------------------------------------------------------------------    -----------------------------------
Outstanding at June 30, 2006             2,761,220              19.22             9,443                23.59
---------------------------------------------------------------------    -----------------------------------
Exercisable at June 30, 2006             1,864,717             $17.58                --                   --
=====================================================================    ===================================

The weighted average remaining contractual term of outstanding and exercisable stock options at June 30, 2006 is 7.0 years and 6.4 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at June 30, 2006 is $8.0 million and $7.3 million, respectively.

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

As a result of applying the provisions of SFAS 123(R) during the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $421,000 and $1.0 million, respectively and a related income tax benefit of $53,000 and $188,000, respectively. Compensation expense related to restricted stock recognized in the income statement for the three and six months ended June 30, 2006 was $15,000 and $31,000, respectively. Compensation expense related to restricted stock recognized in the income statement for the three and six months ended June 30, 2005 was $86,000 and $122,000, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method established in FAS No. 123(R) had been applied in 2005:

                                                                 Three months ended    Six months ended
(000's omitted except per share amounts)                            June 30, 2005         June 30, 2005
-------------------------------------------------------------------------------------------------------
Net income, as reported                                                     $14,281             $27,615
Plus: stock-based compensation expense as reported, net of tax                   43                  78
Less: stock-based compensation expense determined under
  fair value method, net of tax                                                (390)               (895)
-------------------------------------------------------------------------------------------------------
     Pro forma net income                                                   $13,934             $26,798
=======================================================================================================

Earnings per share:
   As reported:
      Basic                                                                 $  0.47             $  0.91
      Diluted                                                               $  0.46             $  0.89
   Pro forma:
      Basic                                                                 $  0.46             $  0.88
      Diluted                                                               $  0.45             $  0.87

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

                                                      Six months ended June 30,
    ---------------------------------------------------------------------------
                                                        2006              2005
    ---------------------------------------------------------------------------
    Weighted Average Fair Value of Options Granted     $ 6.10            $ 6.37
    Assumptions:
         Weighted-average expected life (in years)       7.78              7.76
         Future dividend yield                           3.00%             3.00%
         Share price volatility                         26.46%            26.78%
         Weighted average risk-free interest rate        4.37%             4.17%
    ===========================================================================

Unrecognized stock based compensation expense related to non-vested stock options totaled $4.7 million at June 30, 2006, which will be recognized as expense over the next five years. The weighted average period over which this unrecognized expense is expected to be recognized is 1.8 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 were $1.5 million and $1.7 million, respectively.

During the six months ended June 30, 2006 and 2005, proceeds from stock option exercises totaled $2.3 million and $2.6 million and the related windfall tax benefits from exercise were approximately $198,000 and $562,000, respectively. During the six months ended June 30, 2006 and 2005, 161,793 and 248,927 shares, respectively, were issued in connection with stock option exercise. All shares issued were new shares issued from available authorized shares. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 were $1.3 million and $3.2 million, respectively.

NOTE E: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 1,382,613 anti-dilutive stock options outstanding for the three and six months ended June 30, 2006 compared to 412,561 anti-dilutive stock options outstanding for the three and six months ended June 30, 2005. The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2006 and 2005.

                                                                    Per Share
(000's omitted, except per share data)        Income      Shares      Amount
-----------------------------------------------------------------------------
Three Months Ended June 30, 2006
   Basic EPS                                  $9,884      29,946        $0.33
   Stock options                                             362
----------------------------------------------------------------
      Diluted EPS                             $9,884      30,308        $0.33
================================================================

Three Months Ended June 30, 2005
   Basic EPS                                 $14,281      30,401        $0.47
   Stock options                                             539
----------------------------------------------------------------
      Diluted EPS                            $14,281      30,940        $0.46
================================================================

Six Months Ended June 30, 2006
   Basic EPS                                 $19,346      29,984        $0.65
   Stock options                                             409
----------------------------------------------------------------
      Diluted EPS                            $19,346      30,393        $0.64
================================================================

Six Months Ended June 30, 2005
   Basic EPS                                 $27,615      30,490        $0.91
   Stock options                                             575
----------------------------------------------------------------
      Diluted EPS                            $27,615      31,065        $0.89
================================================================

NOTE F:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                   As of June 30, 2006                      As of December 31, 2005
                                         --------------------------------------     -------------------------------------
                                           Gross                         Net           Gross                       Net
                                          Carrying    Accumulated      Carrying      Carrying    Accumulated     Carrying
(000's omitted)                            Amount    Amortization       Amount        Amount    Amortization      Amount
------------------------------------     --------------------------------------     -------------------------------------
Amortizing intangible assets:
  Core deposit intangibles                 $63,161       ($37,815)      $25,346       $63,161       ($35,014)     $28,147
  Other intangibles                          2,750         (1,395)        1,355         2,750         (1,214)       1,536
------------------------------------     --------------------------------------     -------------------------------------
     Total amortizing intangibles           65,911        (39,210)       26,701        65,911        (36,228)      29,683
Non-amortizing intangible assets:
  Goodwill                                 195,195              0       195,195       195,195              0     195,195
------------------------------------     --------------------------------------     -------------------------------------
     Total intangible assets, net         $261,106       ($39,210)     $221,896      $261,106       ($36,228)    $224,878
====================================     ======================================     =====================================

No goodwill impairment adjustments were recognized in 2006 or 2005.

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

  (000's omitted)      Amount
-----------------------------
    July-Dec 2006      $2,962
             2007       5,569
             2008       5,262
             2009       4,777
             2010       2,965
       Thereafter       5,166
-----------------    --------
            Total     $26,701
=================    ========

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

        Issuance         Par                                             Maturity
          Date          Amount                Interest Rate                Date           Call Provision            Call Price
------------------------------------------------------------------------------------------------------------------------------------
I       2/3/1997      $30 million    9.75%                               2/03/2027    10 year beginning 2007    104.5400% declining
                                                                                                                to par in 2017
II     7/16/2001      $25 million    6 month LIBOR plus 3.75% (8.56%)    7/16/2031     5 year beginning 2006    107.6875% declining
                                                                                                                to par in 2011
III    7/31/2001    $24.5 million    3 month LIBOR plus 3.58% (8.73%)    7/31/2031     5 year beginning 2006    107.5000% declining
                                                                                                                to par in 2011
====================================================================================================================================

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

                                                      Pension Benefits                             Post-retirement Benefits
                                         -------------------------------------------     -------------------------------------------
                                          Three Months Ended       Six Months Ended      Three Months Ended        Six Months Ended
                                               June 30,                June 30,                June 30,                June 30,
                                         -------------------     -------------------     -------------------     -------------------
(000's omitted)                            2006        2005        2006        2005        2006        2005        2006        2005
------------------------------------------------------------     -------------------     -------------------     -------------------
Service cost                             $   748     $   630     $ 1,496     $ 1,282     $   127     $   110     $   261     $   220
Interest cost                                634         657       1,267       1,302         116         104         237         207
Expected return on plan assets              (827)       (876)     (1,654)     (1,754)          0           0           0           0
Net amortization and deferral                315         331         631         635          26          19          54          39
Amortization of prior service cost           (42)         29         (84)         59          26          28          55          55
Amortization of transition obligation    $     0           0           0           0          11          10          20          21
------------------------------------------------------------     -------------------     -------------------     -------------------
Net periodic benefit cost                $   828     $   771     $ 1,656     $ 1,524     $   306     $   271     $   627     $   542
============================================================     ===================     ===================     ===================

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

The contract amount of commitment and contingencies are as follows:

                                   June 30,     December 31,
(000's omitted)                      2006          2005
------------------------------------------------------------
Commitments to extend credit        $420,000        $434,640
Standby letters of credit             23,157          25,638
------------------------------------------------------------
     Total                          $443,157        $460,278
============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company" or "CBSI") as of and for the three and six months ended June 30, 2006 and 2005, although in some circumstances the first quarter of 2006 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term "this year" refers to results in calendar year 2006, "second quarter" refers to the quarter ended June 30, 2006, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis.

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

o Provision for income taxes - The Company is subject to examinations from various taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgements used to record tax related assets or liabilities have been appropriate. Should tax laws change or the taxing authorities determine that management's assumptions were inappropriate an adjustment may be required which could have a material effect on the Company's results of operations.

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

Second quarter and June year-to-date (YTD) earnings per share were $0.33 and $0.64, respectively, a decrease of $0.13 and $0.25 as compared to the respective prior year periods. The decrease was driven by a higher cost of funds, lower investment interest income, stock option expense as a result of the adoption of Statement of Financial Accounting Standard (FAS) 123R, Share-Based Payment, and the absence of gains on the sale of investment securities recorded in the second quarter and first half of 2005. These were partially offset by higher loan interest income, higher non-interest income (excluding gains on sales of investment securities), and lower recurring operating expenses excluding stock option expense. Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.37 versus $0.52 for the prior year's second quarter and $0.35 for the first quarter of 2006.

Asset quality improved in the second quarter of 2006 in comparison to the first quarter and the same period last year, with reductions in the net charge-off, non-performing loan and total delinquent loan ratios. The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending. The size of the investment portfolio was below that of second quarter of the prior year as the Company repositioned its balance sheet in 2005 by selling certain securities in its investment portfolio and using the proceeds to pay off variable and short-term borrowings. Average deposits increased in the second quarter of 2006 as compared to the first quarter of 2006 and the second quarter of 2005. Borrowings, principally overnight borrowings and other short-term instruments, decreased during the same time periods.

On August 3, 2006, the Company announced an agreement to acquire ONB Corporation
(ONB) in an all-cash transaction valued at approximately $15.7 million. ONB is the parent company of Ontario National Bank, a federally chartered national bank operating four branches in the villages of Clifton Springs, Phelps and Palmyra. As of June 30, 2006 the Company held approximately $95 million in assets, including $60 million in loans. The acquisition is expected to close in the fourth quarter of 2006.

The Company announced in April 2006 it had entered into an agreement to acquire ES&L Bancorp, Inc. (ES&L), a $210 million asset bank based in Elmira, New York, in an all-cash transaction valued at approximately $39 million. The transaction is expected to close in the third quarter.

Net Income and Profitability

As shown in Table 2, earnings per share for the second quarter and June YTD of $0.33 were $0.64, respectively, were $0.13 and $0.25 lower than the EPS generated in the same periods of last year. Net income for the quarter of $9.9 million was 31% lower than the second quarter of 2005 and net income of $19.3 million for the first six months of 2006 decreased 30% from the amount earned in the first six months of 2005. As compared to the first quarter of 2006, net income increased $0.4 million or 4.5% and earnings per share increased $0.02 or 6.5%.

Second quarter net interest income of $33.5 million was down $2.6 million or 7.1% from the prior year comparable period, while net interest income for the first six months of 2006 decreased $6.6 million or 9.0% over the first half of 2005. The provision for loan losses decreased $0.4 million or 19.2% as compared to the second quarter of 2005 and decreased $0.1 million for the first six months of 2006 compared to 2005 as a result of strong asset quality. Second quarter non-interest income, excluding securities gains was $12.4 million, up $1.0 million (8.8%) from second quarter 2005 and the YTD amount of $25.0 million rose $2.4 million or 10.4% from the prior year level. Security gains for the second quarter and YTD period decreased $5.2 million and $6.9 million, respectively. Operating expenses of $31.2 million for the quarter and $62.6 million for the first six months of 2006 were up less than one percent from the comparable prior year periods. Excluding the impact of adopting FASB 123R, Accounting for Stock Based Compensation, operating expenses for the second quarter and YTD period decreased 1.3% and 1.0%, respectively, from the prior year periods.

In addition to the earnings results presented above in accordance with generally accepted accounting principles ("GAAP"), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments. Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the second quarter and the first six months of 2006 were $0.37 and $0.72, respectively, down 29% and 27% from the $0.52 and $0.99 earned in the comparable periods of 2005.

As reflected in Table 2, the primary reasons for lower earnings in both periods were lower net interest income, gains on sales of investment securities and slightly higher operating expenses, partially offset by increases in non-interest income excluding securities gains and a lower loan loss provision. The decrease in net interest income for both periods was due to a higher cost of funds and lower average investment balances, partially offset by organic loan growth and higher loan yields. Excluding security gains, non-interest income increased due to a strong performance by the employee benefits consulting and plan administration business and higher banking service fees. The decrease in security gains was due to $5.2 million and $6.9 million of gains on the sale of securities recognized in the second quarter and first six months of 2005, respectively, with no corresponding gains in the comparable period of 2006. Improved net charge-off and non-performing loan ratios were the primary reasons for the decrease in loan loss provision, despite an increase in total loans outstanding. Excluding stock option costs, operating expenses decreased primarily due to reductions in the amortization of intangibles and customer processing costs, partially offset by increased occupancy costs and business development and marketing expenditures.

A reconciliation of GAAP-based earnings results to cash-based earnings results and a condensed income statement are as follows:

          Table 1: Reconciliation of GAAP Net Income to Cash Net Income

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                           ---------------------      ---------------------
(000's omitted)                              2006         2005          2006         2005
---------------------------------------    ---------------------      ---------------------
Net income                                  $ 9,884      $14,281       $19,346      $27,615
After-tax cash adjustments:
  Amortization of premium on net
     assets acquired in merger                  207          241           412          214
  Amortization of intangible assets           1,130        1,465         2,250        2,955
---------------------------------------    ---------------------      ---------------------
Net income - cash                           $11,221      $15,987       $22,008      $30,784
=======================================    =====================      =====================

                       Table 2: Summary Income Statements

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   ----------------------      ----------------------
(000's omitted, except per share data)               2006          2005           2006         2005
----------------------------------------------     ----------------------      ----------------------
Net interest income                                 $33,505       $36,056        $67,125      $73,758
Provision for loan losses                             1,725         2,134          3,875        4,009
Non-interest income excluding security gains         12,449        11,442         25,030       22,675
Gains on sales of investment securities                   0         5,164              0        6,890
Operating expenses                                   31,208        31,200         62,643       62,231
----------------------------------------------     ----------------------      ----------------------
Income before taxes                                  13,021        19,328         25,637       37,083
Income taxes                                          3,137         5,047          6,291        9,468
----------------------------------------------     ----------------------      ----------------------
Net income                                           $9,884       $14,281        $19,346      $27,615
==============================================     ======================      ======================

Diluted earnings per share                           $ 0.33       $  0.46        $  0.64      $  0.89
Diluted earnings per share - cash (1)                $ 0.37       $  0.52        $  0.72      $  0.99

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

As shown in Table 3, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for second quarter 2006 was $37.3 million, down $2.3 million or 5.9% from the same period last year. A $77.6 million decrease in interest earning assets and a 16basis point decrease in the net interest margin more than offset a $90.1 million decrease in average interest-bearing liabilities. As reflected in Table 4, the volume and net interest margin changes mentioned above adversely impacted net interest income by $0.8 million and $1.5 million, respectively, for the second quarter of 2006 as compared to the second quarter of 2005. June 2006 YTD net interest income of $74.3 million was down $6.7 million or 8.3% from the year-earlier period. A $122.8 million decrease in earning assets and a 22 basis point decrease in the net interest margin more than offset a $152.6 million decrease in interest bearing liabilities. Interest bearing asset and liability volume changes resulted in $2.5 million less net interest income, while a lower net interest margin had a negative $4.2 million impact on net interest income.

Higher second quarter and June YTD average loan balances were attributable to $73.3 million of organic loan growth since the second quarter of 2005, driven by growth in all portfolios: consumer installment, consumer mortgage and business lending. Average investments for the second quarter and YTD periods were $174 million and $201 million less than the respective periods of 2005. The decrease was principally a result of the Company's decision to sell certain securities and not fully reinvest cash flows from maturing securities in a flat yield environment, in order to take advantage of market conditions to shorten the average life of the portfolio, improve its interest-rate sensitivity profile in a rising-rate environment, and maximize the expected total return. Total average deposits were up $54.7 million or 1.8% and $43.2 million or 1.5% for the quarter and YTD periods, respectively, as compared to the previous year as a result of growth in both IPC and public fund balances. Cash flows from the investment sales were used to pay down external borrowings throughout 2005, resulting in average quarterly and YTD borrowings being $166 million and $204 million lower in the second quarter of 2006 and the first six months of 2006, in comparison to the comparable 2005 periods.

The net interest margin of 4.00% for the second quarter and 4.03% for the year to date period dropped 16 basis points and 22 basis points, respectively, versus the same periods in the prior year. These declines were primarily attributable to an increase in the cost of funds (quarter up 51 basis points, YTD up 50 basis points), due principally to the effect of the eight rate hikes (25 basis points each) by the Federal Reserve since June 2005, while earning assets yields increased at a slower rate (quarter up 32 basis points, YTD up 25 basis points). The change in the earning-asset yield was driven by increases in loan yields of 41 basis points for the quarter and 37 basis points for the YTD period, while investment yields increased 14 basis points for the quarter and two basis points for the YTD period.

The second quarter cost of funds increased 51 basis points due to a 55 basis point increase in deposit costs and a 98 basis point increase in the average interest rate paid on external borrowings. The increase in the YTD cost of funds was driven by a 53 basis point increase in deposit costs and borrowing rates that were up 111 basis points. Interest rates on selected categories of deposit accounts were raised throughout 2005 and the first half of 2006 in response to the Federal Reserve rate increases. Additionally, customers continued to transfer funds from low rate and non-interest earning instruments to higher yielding money market and time deposit accounts. The increase in the borrowing rates is mostly attributable to the rate increases by the Federal Reserve. Additionally, the long-term rate was impacted by the approximately 190 basis point increase in the LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on the majority of the mandatorily redeemable preferred securities is based.

Table 3 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.4% in 2006 and 38.6% in 2005. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include non-accrual loans and loans held for sale.

                    Table 3: Quarterly Average Balance Sheet

                                                                 Three Months Ended                  Three Months Ended
(000's omitted except yields and rates)                             June 30, 2006                       June 30, 2005
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     Avg.                                 Avg.
                                                            Average               Yield/Rate     Average               Yield/Rate
                                                            Balance    Interest      Paid        Balance     Interest     Paid
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Time deposits in other banks                            $   24,084    $   299       4.98%     $      803    $    10       4.87%
  Taxable investment securities (1)                          770,614     10,843       5.64%        943,212     13,289       5.65%
  Non-taxable investment securities (1)                      518,309      9,093       7.04%        519,873      8,741       6.75%
  Loans (net of unearned discount)                         2,425,763     39,890       6.60%      2,352,473     36,276       6.19%
                                                          ---------------------                 ---------------------
     Total interest-earning assets                         3,738,770     60,125       6.45%      3,816,361     58,316       6.13%
                                                                        -------                               -------
Non-interest earning assets                                  429,125                               490,483
                                                          ----------                            ----------
     Total assets                                         $4,167,895                            $4,306,844
                                                          ==========                            ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits    $1,130,655    $ 2,775       0.98%     $1,183,283    $ 2,189       0.74%
  Time deposits                                            1,330,126     11,845       3.57%      1,202,087      8,095       2.70%
  Short-term borrowings                                      127,208      1,150       3.63%        462,913      3,852       3.34%
  Long-term borrowings                                       509,102      7,103       5.60%        338,957      4,591       5.43%
                                                          ---------------------                 ---------------------
     Total interest-bearing liabilities                    3,097,091     22,873       2.96%      3,187,240     18,727       2.36%
                                                                        -------                               -------    -------
Non-interest bearing liabilities:
  Demand deposits                                            566,143                               586,812
  Other liabilities                                           52,253                                64,440
Shareholders' equity                                         452,408                               468,352
                                                          ----------                            ----------
     Total liabilities and shareholders' equity           $4,167,895                            $4,306,844
                                                          ==========                            ==========

Net interest earnings                                                   $37,252                               $39,589
                                                                        =======                               =======
Net interest spread                                                                   3.49%                                 3.77%
Net interest margin on interest-earnings assets                                       4.00%                                 4.16%

Fully tax-equivalent adjustment                                         $ 3,747                               $ 3,533

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

                  Table 3a: Year-to-Date Average Balance Sheet

                                                                   Six Months Ended                      Six Months Ended
(000's omitted except yields and rates)                             June 30, 2006                          June 30, 2005
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Avg.                                  Avg.
                                                           Average                 Yield/Rate      Average               Yield/Rate
                                                           Balance      Interest      Paid         Balance     Interest     Paid
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Time deposits in other banks                            $   12,652    $    310       4.94%     $      858    $     14       3.30%
  Taxable investment securities (1)                          775,477      21,685       5.64%        957,550      27,200       5.73%
  Non-taxable investment securities (1)                      520,200      17,867       6.93%        538,633      18,235       6.83%
  Loans (net of unearned discount)                         2,413,414      78,322       6.54%      2,347,465      71,867       6.17%
                                                          ----------------------                 ----------------------
     Total interest-earning assets                         3,721,743     118,184       6.40%      3,844,506     117,316       6.15%
                                                                        --------                               --------
Non-interest earning assets                                  434,689                                498,707
                                                          ----------                             ----------
     Total assets                                         $4,156,432                             $4,343,213
                                                          ==========                             ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits    $1,128,696    $  5,289       0.94%     $1,183,840    $  4,141       0.71%
  Time deposits                                            1,307,007      22,352       3.45%      1,200,589      15,322       2.57%
  Short-term borrowings                                      145,473       2,608       3.62%        449,620       6,778       3.04%
  Long-term borrowings                                       489,104      13,597       5.61%        388,824      10,007       5.19%
                                                          ----------------------                 ----------------------
     Total interest-bearing liabilities                    3,070,280      43,846       2.88%      3,222,873      36,248       2.27%
                                                                        --------                               --------
Non-interest bearing liabilities:
  Demand deposits                                            577,711                                585,747
  Other liabilities                                           53,171                                 64,638
Shareholders' equity                                         455,270                                469,955
                                                          ----------                             ----------
     Total liabilities and shareholders' equity           $4,156,432                             $4,343,213
                                                          ==========                             ==========

Net interest earnings                                                   $ 74,338                               $ 81,068
                                                                        ========                               ========
Net interest spread                                                                    3.52%                                  3.88%
Net interest margin on interest-earnings assets                                        4.03%                                  4.25%

Fully tax-equivalent adjustment                                         $  7,213                               $  7,310

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

                              Table 4: Rate/Volume

                                                                                           Six Months Ended June 30, 2006 versus
                                         2nd Quarter 2006 versus 2nd Quarter 2005                      June 30, 2005
                                         ----------------------------------------        ----------------------------------------
                                         Increase (Decrease) Due to Change in (1)        Increase (Decrease) Due to Change in (1)
                                         ----------------------------------------        ----------------------------------------
                                           Volume           Rate       Net Change          Volume           Rate       Net Change
                                         ----------------------------------------         ---------------------------------------
(000's omitted)
Interest earned on:
  Time deposits in other banks            $   289        $     0          $   289         $   286        $    10          $   296
  Taxable investment securities            (2,430)           (16)          (2,446)         (5,096)          (419)          (5,515)
  Non-taxable investment securities           (26)           378              352            (630)           262             (368)
  Loans (net of unearned discount)          1,154          2,460            3,614           2,058          4,397            6,455
Total interest-earning assets (2)          (1,203)         3,012            1,809          (3,812)         4,680              868

Interest paid on:
  Interest checking, savings and money
market deposits                              (101)           687              586            (201)         1,349            1,148
  Time deposits                               931          2,819            3,750             815          6,215            7,030
  Short-term borrowings                    (3,009)           307           (2,702)         (4,327)           157           (4,170)
  Long-term borrowings                      2,370            142            2,512           2,219          1,371            3,590
Total interest-bearing liabilities (2)       (543)         4,689            4,146            (970)         8,568            7,598

Net interest earnings (2)                 $  (794)       $(1,543)         $(2,337)        $(2,536)       $(4,194)         $(6,730)

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

                          Table 5: Non-interest Income

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
      (000's omitted)                                     2006         2005           2006         2005
      ---------------------------------------------    ----------------------      ----------------------
      Deposit service charges and fees                   $ 7,167      $ 6,703        $13,841      $12,780
      Benefit plan administration, consulting
           and actuarial fees                              3,155        2,639          6,536        5,489
      Trust, investment and asset management fees          1,766        1,859          3,816        3,640
      Other banking services                                 303          297            593          657
      Mortgage banking                                        58         (56)            244          109
      ---------------------------------------------    ----------------------      ----------------------
           Subtotal                                       12,449       11,442         25,030       22,675
      Gain on sales of investment securities                   0        5,164              0        6,890
      ---------------------------------------------    ----------------------      ----------------------
           Total non-interest income                     $12,449      $16,606        $25,030      $29,565
      =============================================    ======================      ======================

      Non-interest income/total income (FTE)               25.0%        29.6%          25.2%        26.7%

As displayed in Table 5, non-interest income (excluding securities gains) was $12.4 million in the second quarter and $25.0 million for the first half of 2006. This corresponded to increases of $1.0 million (8.8%) for the quarter and $2.4 million (10.4%) for the YTD period in comparison to one year earlier. A significant portion of the growth in both time intervals was attributable to the $0.5 million and $1.1 million increases in recurring bank fees for the quarter and year-to-date periods, respectively, driven by several revenue enhancement initiatives put into place during 2005 and higher utilization of deposit service products. Offsetting these increases, was the absence of gains on the sales of investment securities which equaled $5.2 million and $6.9 million for the second quarter and first six months of 2005, as the Company took advantage of market conditions to sell certain securities in the first half of 2005 in order to shorten the average length of the portfolio and maximize their expected total return.

Strong performance at BPA-Harbridge generated revenue growth of $0.5 million (20%) for the quarter and $1.0 million (19%) for the first six months of 2006, achieved primarily through enhanced service offerings to both new and existing clients. Trust service revenue was up $0.1 million or 17% for the quarter and $0.3 million or 30% for the first six months of 2006 as compared to the prior year periods, primarily as a result of the generation of estate settlement fees. In comparison to the second quarter of the prior year, EAM and CISI revenues were down due to softer demand for their traditional investment products. Year-to-date, CISI revenue has increased as compared to the first half of 2005, while EAM was down for the same period.

The ratio of non-interest income to total income (FTE basis) was 25.0% for the quarter and 25.2% for the year-to-date period versus 29.6% and 26.7% for the comparable periods in 2005. Excluding net security gains, the ratio of non-interest income to total income (FTE basis) was 25.0% and 25.2% for the second quarter and YTD periods of 2006, respectively, as compared to 22.4% and 21.9% for the same periods of 2005. This improvement is a function of rising non-interest banking and financial services income (excluding net security gains) combined with lower net interest income, attributable to reduced investment portfolio levels and a decline in the net interest margin.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
      (000's omitted)                              2006         2005           2006        2005
      --------------------------------------    ----------------------      ----------------------
      Salaries and employee benefits              $16,004      $16,212        $32,402      $32,378
      Stock option expense                            421            0          1,047            0
      Occupancy and equipment                       4,448        4,282          9,207        8,872
      Data processing and communications            3,333        3,479          6,564        6,785
      Amortization of intangible assets             1,489        1,984          2,982        3,968
      Legal and professional fees                   1,108        1,107          2,149        2,290
      Office supplies and postage                   1,083          952          2,059        1,890
      Business development and marketing            1,084          898          1,814        1,587
      Other                                         2,238        2,286          4,419        4,461
      --------------------------------------    ----------------------      ----------------------
        Total operating expenses                  $31,208      $31,200        $62,643      $62,231
      ======================================    ======================      ======================

      Operating expenses/average assets              3.00%        2.91%          3.04%        2.89%
      Efficiency ratio                               59.8%        57.2%          60.0%        56.1%

As shown in Table 6, second quarter 2006 operating expenses were $31.2 million, consistent with the prior year level and $0.2 million below the first quarter of 2006. Year-to-date operating expenses of $62.6 rose $0.4 million or 0.7% compared to 2005. Excluding the effect of adopting FASB 123R, Share-Based Payment, operating expenses decreased $0.4 million or 1.3% for the second quarter and $0.6 million or 1.0% for the first six months of 2006 as compared to the prior year periods. The decrease was primarily attributable to a reduction in the amortization of intangible assets ($0.5 million for the quarter, $1.0 million YTD) and a reduction in data processing and communication expenses ($0.1 million for the quarter, $0.2 million YTD), partially offset by an increased level of business development and marketing expenses ($0.2 million for both the quarter and YTD) associated with a bankwide deposit generation program and an increase in occupancy-related costs ($0.2 million for the quarter and $0.3 million YTD). Additionally, the second quarter of 2006 included $0.2 million of costs associated with two branch consolidations.

The Company continued to manage all aspects of its operating expense structure in the first half of 2006, resulting in operating expense, excluding the effect of adopting FASB 123R, reductions as compared to the year earlier period. The Company recently announced that it will consolidate three of its branch offices into nearby sister branches. This realignment will reduce market overlap and further strengthen its branch network, and reflects management's focus on achieving long-term performance improvements through proactive strategic decision-making.

The Company's efficiency ratio (recurring operating expense excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) was 59.8% for the second quarter, 2.6 percentage points above the comparable quarter of 2005. This resulted from operating expenses (as described above) increasing 1.7% primarily due to stock option expense, while recurring operating income decreased 2.6% due to $2.4 million lower net interest income, partially offset by a $1.0 million increase in non-interest income excluding security gains. The efficiency ratio for the second quarter of 2006, excluding stock option expense was 59.0%, as compared to 57.2% in the comparable second quarter of 2005. The efficiency ratio of 60.0% for the first half of 2006 was up 3.9 percentage points from a year earlier due to core operating expenses increasing 2.5% while recurring operating income decreased 4.2%. Operating expenses as a percentage of average assets increased nine basis points and 15 basis points for the quarter and year to date periods, respectively, primarily driven by the decrease in the investment portfolio during the comparable time periods.

Income Taxes

The second quarter effective income tax rate was 24.1%, compared to the 26.1% effective tax rate in the second quarter of 2005. The year-to-date effective tax rate was 24.5% as compared to 25.5% for the first half of 2005. The lower effective tax rate for 2006 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.25 billion at the end of the second quarter, a decrease of $50 million and $253 million from December 31, 2005 and June 30, 2005, respectively. The book value (excluding unrealized gains) of investments decreased $30 million from year-end 2005 and declined $202 million versus June 30, 2005. The decrease in the portfolio from the second quarter of the prior year was the result of the decision to sell certain securities and not fully reinvest cash flows from these sales and from contractual maturities to take advantage of market conditions to shorten the average life of the portfolio and maximize the expected total return. The overall mix of securities within the portfolio over the last year has remained relatively consistent, with a small increase in the proportion of obligations of state and political subdivisions and mortgage-backed securities, and a corresponding decrease in the proportion of U.S. Treasury and Agency securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time. At June 30, 2006, the portfolio had a $5.8 million net unrealized loss, a decrease of $19.5 million and $51.5 million from the unrealized gains at December 31, 2005 and June 30, 2005, respectively. This fluctuation is indicative of the interest rate movements during the respective time periods and the reduction in the size of the portfolio. In addition, the decrease in net unrealized gains from one year ago was impacted by the sale of $122 million of securities over the last 12 months, which generated pre-tax gains of $5.3 million.

                              Table 7: Investments

                                                                June 30, 2006           December 31, 2005          June 30, 2005
                                                           -----------------------   ----------------------   ----------------------
                                                            Amortized                Amortized                Amortized
                                                            Cost/Book      Fair      Cost/Book      Fair      Cost/Book     Fair
(000's omitted)                                               Value        Value       Value        Value       Value       Value
---------------------------------------------------------  -----------------------   ----------------------   ----------------------
Held-to-Maturity Portfolio:
  U.S. Treasury and Agency securities                      $  127,273   $  120,240   $  127,345  $  124,326   $  127,418  $  127,899
  Obligations of state and political subdivisions               6,052        6,053        5,709       5,735        5,257       5,301
  Other securities                                              9,474        9,474        9,451       9,451        9,471       9,471
---------------------------------------------------------  -----------------------   ----------------------   ----------------------
     Total held-to-maturity portfolio                         142,799      135,767      142,505     139,512      142,146     142,671
---------------------------------------------------------  -----------------------   ----------------------   ----------------------

Available-for-Sale Portfolio:
  U.S. Treasury and Agency securities                         399,555      390,970      420,062     420,808      577,103     597,548
  Obligations of state and political subdivisions             510,831      517,673      519,661     532,708      525,463     547,373
  Corporate securities                                         35,674       34,193       35,744      35,559       35,815      36,941
  Collateralized mortgage obligations                          57,934       56,827       78,708      78,466       82,301      82,893
  Mortgage-backed securities                                   75,086       73,632       53,021      53,365       51,483      53,144
---------------------------------------------------------  -----------------------   ----------------------   ----------------------
    Sub-total                                               1,079,080    1,073,295    1,107,196   1,120,906    1,272,165   1,317,899
  Equity securities                                            37,108       37,108       39,706      39,706       46,228      46,228
---------------------------------------------------------  -----------------------   ----------------------   ----------------------
    Total available-for-sale portfolio                      1,116,188    1,110,403    1,146,902   1,160,612    1,318,393   1,364,127
Net unrealized gain(loss) on available-for-sale portfolio      (5,785)           0       13,710           0       45,734           0
---------------------------------------------------------  -----------------------   ----------------------   ----------------------
     Total                                                 $1,253,202   $1,246,170   $1,303,117  $1,300,124   $1,506,273  $1,506,798
=========================================================  =======================   ======================   ======================

Loans

As shown in Table 8, loans ended the second quarter at $2.44 billion, up $32.5 million (1.3%) year-to-date and up $65.4 (2.8%) versus one year earlier. As compared to the prior quarter and one year earlier, growth was produced in all three categories. Consistent with prior years, the Company experienced softness within our lending portfolio in the first quarter, due principally to seasonal (weather-related) trends and demands. In the second quarter, loans increased $36.0 million with increases in the consumer installment portfolio ($22.4 million), consumer mortgage portfolio ($7.4 million) and the business lending portfolio ($6.3 million).

                                 Table 8: Loans

      (000's omitted)              June 30, 2006           December 31, 2005         June 30, 2005
      ------------------------  --------------------     --------------------    --------------------
      Business lending           $  827,021     33.8%     $  819,605     34.0%    $  824,007     34.6%
      Consumer mortgage             822,235     33.7%        815,463     33.8%       802,787     33.8%
      Consumer installment          795,010     32.5%        776,701     32.2%       752,043     31.6%
      ------------------------  --------------------     --------------------    --------------------
        Total loans              $2,444,266    100.0%     $2,411,769    100.0%    $2,378,837    100.0%
      ========================  ====================     ====================    ====================

Business lending increased $7.4 million in the first six months of 2006 and increased $3.0 million versus one year ago. Strong commercial line of credit activity during the first six months has more than offset a reduction in the dealer floor plan portfolio. The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins. Total consumer mortgages increased $19.4 million year over year and $6.8 million in the first six months of 2006, despite the Company continuing to sell certain 30 year fixed rate new mortgage originations into the secondary market for the third consecutive quarter. Consumer mortgage growth has remained steady over the last few quarters despite rising interest rates. Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships as well as branch originated home equity and installment loans, rose $43.0 million (5.7%) on a year-over-year basis and increased $18.3 million (2.4%) in the first six months of 2006. Continued moderate interest rates (by historical standards), aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive profitable growth in this segment in all our markets.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending June 30, 2006 and 2005 and December 31, 2005.

                         Table 9: Non-performing Assets

                                                                         June 30,     December 31,     June 30,
      (000's omitted)                                                      2006           2005           2005
      --------------------------------------------------------------   ------------   ------------   ------------
      Non-accrual loans                                                     $ 9,002        $10,857        $12,455
      Accruing loans 90+ days delinquent                                        765          1,075            898
      Restructured loans                                                      1,325          1,375              0
      --------------------------------------------------------------   ------------   ------------   ------------
           Total non-performing loans                                        11,092         13,307         13,353
      Other real estate (OREO)                                                1,353          1,048            684
      --------------------------------------------------------------   ------------   ------------   ------------
           Total non-performing assets                                      $12,445        $14,355        $14,037
      ==============================================================   ============   ============   ============

      Allowance for loan losses to total loans                                 1.35%          1.35%          1.35%
      Allowance for loan losses to non-performing loans                         297%           245%           240%
      Non-performing loans to total loans                                      0.45%          0.55%          0.56%
      Non-performing assets to total loans and other real estate               0.51%          0.59%          0.59%
      Delinquent loans (30 days old to non-accruing) to total loans            1.15%          1.46%          1.32%
      Net charge-offs to average loans outstanding (quarterly)                 0.26%          0.35%          0.34%
      Loan loss provision to net charge-offs (quarterly)                        112%           106%           106%

As displayed in Table 9, non-performing assets at June 30, 2006 were $11.1 million, a decrease of $2.2 million versus year-end 2005 and a $2.3 million decrease as compared to the level at the end of the second quarter 2005. Non-performing loans are at the lowest level in over three years reflective of disciplined credit management and a steady improvement in economic conditions over the past few years. Other real estate increased $0.7 million from one-year ago and increased $0.3 million from year-end 2005, a result of the Company managing 22 properties at June 30, 2006 as compared to 15 OREO properties at the end of 2005. No one property has a carrying value in excess of $350,000.

Non-performing loans were 0.45% of total loans outstanding at the end of the second quarter, significantly below the 0.56% at June 30, 2005 and the 0.55% at year-end 2005. The allowance for loan losses to non-performing loans ratio, a general measure of coverage adequacy, was 297% at the end of the second quarter compared to 245% at year-end 2005 and 240% at June 30, 2005, reflective of the low level of non-performing loans.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.15% at the end of the second quarter, substantially below the 1.46% at year-end 2005 and 17 basis points below the 1.32% delinquency ratio at June 30, 2005. Commercial and installment loan delinquency ratios at the end of the second quarter improved in comparison to both of the earlier periods. Real estate loan delinquency ratios increased slightly from the second quarter of 2005, but were improved from December 31, 2005. The delinquency level at the end of the current quarter was 26 basis points below the Company's average of 1.41% over the previous eight quarters.

                  Table 10: Allowance for Loan Losses Activity

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                           ----------------------    ----------------------
      (000's omitted)                                         2006         2005         2006         2005
      --------------------------------------------------   ----------------------    ----------------------
      Allowance for loan losses at beginning of period       $32,720      $31,898      $32,581      $31,778
      Charge-offs:
        Business lending                                       1,201          854        2,556        1,561
        Consumer mortgage                                         67          379          102          402
        Consumer installment                                   1,237        1,882        2,862        3,597
      --------------------------------------------------   ----------------------    ----------------------
           Total charge-offs                                   2,505        3,115        5,520        5,560
      --------------------------------------------------   ----------------------    ----------------------
      Recoveries:
        Business lending                                         125          330          239          371
        Consumer mortgage                                         19          127           77          134
        Consumer installment                                     816          637        1,648        1,279
      --------------------------------------------------   ----------------------    ----------------------
           Total recoveries                                      960        1,094        1,964        1,784
      --------------------------------------------------   ----------------------    ----------------------
      Net charge-offs                                          1,545        2,021        3,556        3,776
      Provision for loan losses                                1,725        2,134        3,875        4,009
      --------------------------------------------------   ----------------------    ----------------------
      Allowance for loan losses at end of period             $32,900      $32,011      $32,900      $32,011
      ==================================================   ======================    ======================

      Net charge-offs to average loans outstanding:
        Business lending                                        0.52%        0.26%        0.57%        0.29%
        Consumer mortgage                                       0.02%        0.13%        0.01%        0.07%
        Consumer installment                                    0.22%        0.68%        0.31%        0.64%
        Total loans                                             0.26%        0.34%        0.30%        0.32%

As displayed in Table 10, net charge-offs during the second quarter were $1.5 million, $0.5 million lower than the equivalent 2005 period. The consumer mortgage and installment portfolios experienced decreased levels of charge-offs, while business lending charge-offs increased. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.26%, eight basis points lower than the comparable quarter of 2005, and seven basis points lower than average charge-off ratio for the previous eight quarters. On a year to date basis, net charge-offs decreased $0.2 million versus the prior year period, while average loans were up $65.9 million, resulting in a two basis point decline in the net charge-off ratio to 0.30%. Net charge-offs and the corresponding net charge-off ratios are at their lowest level in two years.

The business lending net charge-off ratio for the quarter increased 26 basis points to 0.52%, the consumer installment net charge-off ratio improved by 46 basis points to 0.22%, and the consumer mortgage portfolio experienced an 11 basis point improvement in it's net charge-off ratio. The increase in business lending charge-offs was adversely impacted by three commercial relationships in the auto industry.

A required loan loss allowance of $32.9 million was determined as of June 30, 2006, necessitating a $1.7 million loan loss provision for the quarter, compared to $2.1 million one year earlier. The second quarter 2006 loan loss provision was $0.2 million higher than net charge-offs. The allowance for loan losses rose $0.9 million or 2.7% over the last 12 months, consistent with the 2.8% growth in the loan portfolio. Consequently, the ratio of allowance for loan loss to loans outstanding remained at 1.35% for the second quarter, consistent with the levels at December 31, 2005 and June 30, 2005.

Deposits

As shown in Table 11, average deposits of $3.0 billion in the second quarter were up $47.8 million compared to fourth quarter 2005 and increased $54.7 million versus the same quarter of last year. The mix of average deposits changed slightly in the first half of 2006. The weightings of time deposits and interest checking deposits increased from their fourth quarter levels, while demand, savings and money market deposit weightings decreased. As interest rates continue to rise, time deposits have continued to attract more funds, as evidenced by their 7.4% and 10.7% increases as compared to the fourth and second quarters of 2005, respectively. Interest checking account balances are above the prior year levels primarily as a result of new product initiatives that commenced in the second quarter of 2006. This shift in mix, combined with increasing interest rates on money market and time deposit accounts increased the quarterly cost of interest bearing deposits from 2.19% in the first quarter of 2006 to 2.38% in the most recent quarter, noticeably above the 1.73% for the quarter ended June 30, 2005.

Average second quarter IPC (individuals and businesses) deposits increased $16.2 million or 0.6% versus the first quarter of 2006, and were up $9.4 million or 0.3% compared to the year earlier period. Average public funds have increased $11.0 million or 4.6% and $45.3 million or 22% over the same periods. A decrease in IPC deposits and an inflow of public fund deposits in the first quarter is a typical seasonal fluctuation in our markets, as payment of local property taxes tends to shift funds from one category to the other.

                      Table 11: Quarterly Average Deposits

                                        June 30,       December 31,       June 30,
      (000's omitted)                     2006            2005              2005
      ------------------------------  ------------   --------------    -------------
      Demand deposits                   $  566,143       $  596,508       $  586,812
      Interest checking deposits           331,554          307,738          311,932
      Savings deposits                     462,110          484,908          521,969
      Money market deposits                336,991          351,029          349,382
      Time deposits                      1,330,126        1,238,945        1,202,087
      ------------------------------  ------------   --------------    -------------
        Total deposits                  $3,026,924       $2,979,128       $2,972,182
      ==============================  =============  ==============    =============

      IPC deposits                      $2,775,319       $2,785,967       $2,765,920
      Public fund deposits                 251,605          193,161          206,262
      ------------------------------  ------------   --------------    -------------
        Total deposits                  $3,026,924       $2,979,128       $2,972,182
      ==============================  =============  ==============    =============

Borrowings

At the end of the second quarter, borrowings of $594 million were down $59.6 million from December 31, 2005 and down $205 million versus the end of the second quarter of 2005. The reduction in borrowings over the last twelve months was principally the result of the decision to use a portion of the cash flows from the sales and maturities of investments to reduce debt levels in the current flat yield curve environment.

Shareholders' Equity

On April 20, 2005, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1.5 million of its shares, or approximately 5% of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions through December 31, 2006. All reacquired shares will become treasury shares and will be used for general corporate purposes. Through June 30, 2006, the Company had repurchased 852,761 shares at an aggregate cost of $19.5 million.

Total shareholders' equity of $452 million at the end of the second quarter decreased $6.0 million from the balance at December 31, 2005. This change consisted of a decrease in the after-tax market value adjustment on the available-for-sale investment portfolio of $12.0 million, dividends declared of $11.3 million and treasury stock purchases of $5.5 million, partially offset by net income of $19.4 million, $2.3 million from shares issued under the employee stock plan and $1.1 from employee stock options earned. Over the past 12 months total shareholders' equity decreased by $21.5 million, as dividends declared, treasury stock purchases, and a lower market value adjustment more than offset net income and positive contributions from shares issued under the employee stock plan.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 7.73% at the end of the second quarter, up 16 basis points from year-end 2005 and 59 basis points higher than its level one year ago. The increase in the Tier I leverage ratio compared to December 31, 2005 is primarily the result of a 3.0% increase in shareholders equity excluding intangibles and market value adjustment, with a smaller 0.8% increase in average assets excluding intangibles and market value adjustment. The increase in Tier I as compared to the prior year second quarter is the result of a 5.8% increase in shareholders equity excluding intangibles and market value adjustment combined with a 2.2 % decrease in average assets excluding intangibles and market value adjustment, primarily due to the sale of investments. The tangible equity-to-assets ratio of 5.86% decreased six basis points versus December 31, 2005 and 13 basis points versus June 30, 2005 due to treasury share purchases and a decline in the market value adjustment having a greater impact on this ratio than lower asset levels.

The dividend payout ratio (dividends declared divided by net income) for the first half of 2006 was 58.7%, up from 39.5% for the first half of 2005. The ratio increased because dividends declared increased 4.1%, while net income including securities gains decreased 29.9%. The expansion of dividends declared was caused by the dividend per share being raised 5.6% in August 2005, from $0.18 to $0.19, offset by a 1.3% decrease in the number of shares outstanding.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of June 30, 2006, this ratio was 13.6% for 30 days and 13.4% for 90 days, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

o     Asset and liability levels using June 30, 2006 as a starting point.

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

                      Net Interest Income Sensitivity Model

                                             Calculated annualized
                                            increase (decrease) in
                                            projected net interest
             Change in interest rates       income at June 30, 2006
             ------------------------------------------------------
                + 200 basis points                  (0.9%)
                - 100 basis points                  (0.3%)

The modeled net interest income remains neutral to changes in interest rates over a 12-month period. Over a longer time period, however, the growth in net interest income improves in a rising rate environment as a result of lower yielding earning assets running off and being replaced at increased rates.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions: the nature and timing of interest rate levels (including yield curve shape), prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other factors. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a
- 15(e) under the Securities Exchange Act of 1934, designed to ensure that it is able to collect the information it is required to disclose in the reports that are filed with the Securities and Exchange Commission, (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on management's evaluation of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases during the second quarter 2006.

                  Number of     Average Price         Total Number of Shares        Maximum Number of Shares
                    Shares          Paid          Purchased as Part of Publicly     That May Yet Be Purchased
                  Purchased       Per share         Announced Plans or Programs    Under the Plans or Programs
--------------------------------------------------------------------------------------------------------------
April 2006               --         $      --                           751,836                        748,164
May 2006            100,925             19.96                           852,761                        647,239
June 2006                --                --                           852,761                        647,239
--------------------------------------------------------------------------------------------------------------
   Total            100,925         $   19.96                           852,761                        647,239
==============================================================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of the shareholders during the quarter ending June 30, 2006.

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibit No.                   Description
-----------                   -----------

3.2               Bylaws of Community Bank System, Inc., amended March 15, 2006.
                  Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on June 30, 2006.

31.1 Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Community Bank System, Inc.


Date: August 8, 2006
                                          /s/ Mark E. Tryniski
                                          --------------------
                                          Mark E. Tryniski, President, Chief
                                          Executive Officer and Director


Date: August 8, 2006                      /s/ Scott Kingsley
                                          ------------------
                                          Scott A. Kingsley, Treasurer and Chief
                                          Financial Officer