Form 10-Q
period 2006-09-30
COMMUNITY BANK SYSTEM INC
filed 2006-11-08
CIK 723188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

            29,931,042 shares of Common Stock, $1.00 par value, were
                        outstanding on November 2, 2006.

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

      Consolidated Statements of Condition
      September 30, 2006 and December 31, 2005 ........................................................   3

      Consolidated Statements of Income
      Three and nine months ended September 30, 2006 and 2005 .........................................   4

      Consolidated Statement of Changes in Shareholders' Equity
      Nine months ended September 30, 2006 ............................................................   5

      Consolidated Statements of Comprehensive Income
      Three and nine months ended September 30, 2006 and 2005 .........................................   6

      Consolidated Statements of Cash Flows
      Nine months ended September 30, 2006 and 2005 ...................................................   7

      Notes to the Consolidated Financial Statements
      September 30, 2006 ..............................................................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........  14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk ....................................  29

Item 4.  Controls and Procedures ......................................................................  30

Part II. Other Information

Item 1.  Legal Proceedings ............................................................................  30

Item 1A. Risk Factors .................................................................................  30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..................................  30

Item 3.  Defaults Upon Senior Securities ..............................................................  30

Item 4.  Submission of Matters to a Vote of Securities Holders ........................................  30

Item 5.  Other Information ............................................................................  30

Item 6.  Exhibits .....................................................................................  31

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

                                                                                                  September 30,     December 31,
                                                                                                       2006             2005
--------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                                       $   119,430       $   114,605

   Available-for-sale investment securities, at fair value                                           1,105,194         1,160,612
   Held-to-maturity investment securities (fair value of $140,832 and $139,512, respectively)          145,057           142,505
--------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                                     1,250,251         1,303,117
--------------------------------------------------------------------------------------------------------------------------------

   Loans                                                                                             2,661,562         2,411,769
   Allowance for loan losses                                                                           (35,517)          (32,581)
--------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                                       2,626,045         2,379,188
--------------------------------------------------------------------------------------------------------------------------------

   Core deposit intangibles, net                                                                        25,226            28,147
   Goodwill                                                                                            213,142           195,195
   Other intangibles, net                                                                                1,267             1,536
--------------------------------------------------------------------------------------------------------------------------------
     Intangible assets, net                                                                            239,635           224,878
--------------------------------------------------------------------------------------------------------------------------------

   Premises and equipment, net                                                                          65,051            65,175
   Accrued interest receivable and other assets                                                         73,578            66,029
--------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                  $ 4,373,990       $ 4,152,992
================================================================================================================================

Liabilities:
   Non-interest bearing deposits                                                                   $   564,262       $   601,544
   Interest bearing deposits                                                                         2,576,042         2,382,425
--------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                                 3,140,304         2,983,969

  Federal funds purchased                                                                                9,900            36,300
  Borrowings                                                                                           618,512           536,288
  Subordinated debt held by unconsolidated subsidiary trusts                                            80,545            80,502
  Accrued interest and other liabilities                                                                60,130            58,338
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                               3,909,391         3,695,397
--------------------------------------------------------------------------------------------------------------------------------

Commitment and contingencies (See Note I)

Shareholders' equity:
  Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued                               --                --
  Common stock, $1.00 par value, 50,000,000 shares authorized;                                          32,620            32,451
     32,620,463 and 32,450,563 shares issued in 2006 and 2005, respectively
  Additional paid-in capital                                                                           200,089           196,312
  Retained earnings                                                                                    289,708           276,809
  Accumulated other comprehensive income                                                                 3,798             8,420
  Treasury stock, at cost (2,753,161 and 2,493,711 shares, respectively)                               (61,616)          (56,074)
  Employee stock plan - unearned                                                                            --              (323)
--------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                        464,599           457,595
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                    $ 4,373,990       $ 4,152,992
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

                                                                              Three Months Ended          Nine Months Ended
                                                                                 September 30,               September 30,
                                                                             ---------------------     -----------------------
                                                                              2006          2005         2006          2005
--------------------------------------------------------------------------------------------------     -----------------------
Interest income:
  Interest and fees on loans                                                 $43,482       $37,133     $121,570       $108,792
  Interest and dividends on taxable investments                               10,033        11,315       31,407         37,881
  Interest and dividends on nontaxable investments                             5,646         5,724       17,324         17,576
--------------------------------------------------------------------------------------------------     -----------------------
     Total interest income                                                    59,161        54,172      170,301        164,249
--------------------------------------------------------------------------------------------------     -----------------------

Interest expense:
  Interest on deposits                                                        16,357        11,140       43,998         30,603
  Interest on short-term borrowings                                            1,327         2,523        3,935          9,301
  Interest on subordinated debt held by unconsolidated subsidiary trusts       1,937         1,715        5,624          4,911
  Interest on long-term borrowings                                             5,748         3,748       15,658         10,559
--------------------------------------------------------------------------------------------------     -----------------------
     Total interest expense                                                   25,369        19,126       69,215         55,374
--------------------------------------------------------------------------------------------------     -----------------------

Net interest income                                                           33,792        35,046      101,086        108,875
Less: provision for loan losses                                                1,300         2,275        5,175          6,284
--------------------------------------------------------------------------------------------------     -----------------------
Net interest income after provision for loan losses                           32,492        32,771       95,911        102,591
--------------------------------------------------------------------------------------------------     -----------------------

Non-interest income:
  Deposit service fees                                                         7,329         7,135       21,001         19,844
  Other banking services                                                       1,329         1,411        2,166          2,177
  Benefit plan administration, consulting and actuarial fees                   3,271         2,767        9,807          8,256
  Trust, investment and asset management fees                                  1,815         1,823        5,631          5,463
  Gain on sales of investment securities                                          --         5,305           --         12,195
--------------------------------------------------------------------------------------------------     -----------------------
Total non-interest income                                                     13,744        18,441       38,605         47,935
--------------------------------------------------------------------------------------------------     -----------------------

Operating expenses:
  Salaries and employee benefits                                              16,741        16,458       49,948         48,836
  Occupancy and equipment                                                      4,350         4,483       13,557         13,355
  Data processing and communications                                           3,359         3,467        9,923         10,258
  Amortization of intangible assets                                            1,520         1,553        4,502          5,521
  Legal and professional fees                                                  1,119           923        3,510          3,250
  Office supplies and postage                                                  1,004         1,024        3,063          2,914
  Business development and marketing                                           1,095           545        2,909          2,132
  Other                                                                        2,652         2,274        7,071          6,692
--------------------------------------------------------------------------------------------------     -----------------------
     Total operating expenses                                                 31,840        30,727       94,483         92,958
--------------------------------------------------------------------------------------------------     -----------------------

Income before income taxes                                                    14,396        20,485       40,033         57,568
Income taxes                                                                   3,517         5,621        9,808         15,089
--------------------------------------------------------------------------------------------------     -----------------------
Net income                                                                   $10,879       $14,864     $ 30,225       $ 42,479
==================================================================================================     =======================

Basic earnings per share                                                     $  0.36       $  0.49     $   1.01       $   1.40
Diluted earnings per share                                                   $  0.36       $  0.48     $   1.00       $   1.37
Dividends declared per share                                                 $  0.20       $  0.19     $   0.58       $   0.55

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) Nine Months Ended September 30, 2006
(In Thousands, Except Share Data)

                                           Common Stock                               Accumulated
                                      ---------------------   Additional                 Other                  Employee
                                         Shares      Amount     Paid-In    Retained  Comprehensive  Treasury   Stock Plan
                                      Outstanding    Issued     Capital    Earnings      Income      Stock      -Unearned   Total
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 2005           29,956,852   $32,451    $196,312    $276,809     $ 8,420     ($56,074)      ($323)  $457,595

Net income                                                                   30,225                                          30,225

Other comprehensive loss, net of tax                                                     (4,622)                             (4,622)

Dividends declared:
Common, $0.58 per share                                                     (17,326)                                        (17,326)

Common stock issued under
employee stock plan,
including tax benefits of $458            169,900       169       2,498                                              147      2,814

Employee stock options earned                                     1,455                                                       1,455

Treasury stock purchased                 (259,450)                                                    (5,542)                (5,542)

Reclassification of unearned
restricted stock awards to additional
paid-in capital in accordance with
SFAS No. 123(R)                                                    (176)                                             176
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006          29,867,302   $32,620    $200,089    $289,708     $ 3,798     ($61,616)         --   $464,599
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                              Three Months Ended           Nine Months Ended
                                                                                 September 30,               September 30,
                                                                            ----------------------      ----------------------
                                                                              2006         2005               2006         2005
--------------------------------------------------------------------------------------------------      ----------------------
Other comprehensive loss, before tax:
Change in minimum pension liability adjustment                              $      0      $      0         ($117)     $      0
Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during period                     12,063       (16,842)       (7,432)      (20,010)
     Reclassification adjustment for gain included in net income                   0        (5,305)            0       (12,195)
--------------------------------------------------------------------------------------------------      ----------------------
Other comprehensive gain (loss), before tax:                                  12,063       (22,147)       (7,549)      (32,205)
Income tax (expense) benefit related to other comprehensive gain (loss)       (4,627)        8,546         2,927        12,492
--------------------------------------------------------------------------------------------------      ----------------------
Other comprehensive gain (loss), net of tax:                                   7,436       (13,601)       (4,622)      (19,713)
Net income                                                                    10,879        14,864        30,225        42,479
--------------------------------------------------------------------------------------------------      ----------------------
Comprehensive income                                                        $ 18,315      $  1,263      $ 25,603      $ 22,766
==================================================================================================      ======================

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        ------------------------
                                                                                           2006           2005
----------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                            $  30,225      $  42,479
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                           6,456          6,412
     Amortization of intangible assets                                                      4,502          5,521
     Net amortization of premiums and discounts on securities and loans                       971            772
     Amortization of unearned compensation and discount on subordinated debt                   95            227
     Provision for loan losses                                                              5,175          6,284
     Gain on investment securities                                                              0        (12,195)
     Gain on sale of loans and other assets                                                   (97)           (40)
     Proceeds from the sale of loans held for sale                                         14,388              0
     Origination of loans held for sale                                                   (14,347)             0
     Excess tax benefits from share-based payment arrangements                               (245)             0
     Change in other operating assets and liabilities                                       4,577          3,656
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  51,700         53,116
----------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales of available-for-sale investment securities                          33,719        310,336
  Proceeds from maturities of held-to-maturity investment securities                        3,802          3,855
  Proceeds from maturities of available-for-sale investment securities                     88,118         98,097
  Purchases of held-to-maturity investment securities                                      (6,627)        (8,294)
  Purchases of available-for-sale investment securities                                   (70,909)      (158,292)
  Net increase in loans outstanding                                                       (56,110)       (58,287)
  Cash paid for acquisition, net of cash acquired of $1,097 and $0                        (38,971)             0
  Capital expenditures                                                                     (4,142)        (8,166)
----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                       (51,120)       179,249
----------------------------------------------------------------------------------------------------------------
Financing activities:
  Net change in demand deposits, NOW accounts and savings accounts                        (35,057)        11,739
  Net change in time deposits                                                              53,091         44,696
  Net change in federal funds purchased                                                   (26,400)        47,600
  Net change in short-term borrowings                                                     (70,000)      (362,000)
  Change in long-term borrowings (net of payments of $91 and $148)                        102,648         99,773
  Issuance of common stock                                                                  2,309          2,738
  Purchase of treasury stock                                                               (5,542)       (24,217)
  Cash dividends paid                                                                     (17,049)       (16,425)
  Tax benefits from share-based payment arrangements                                          245              0
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                         4,245       (196,096)
----------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                         4,825         36,269
  Cash and cash equivalents at beginning of period                                        114,605        118,405
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $ 119,430      $ 154,674
================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                $  66,919      $  54,054
  Cash paid for income taxes                                                                5,621         10,446
Supplemental disclosures of non-cash financing and investing activities:
  Dividends declared and unpaid                                                             5,972          5,687
  Gross change in unrealized gain on available-for-sale investment securities              (7,432)       (32,205)
Acquisitions:
   Fair value of assets acquired, excluding acquired cash and intangibles                 208,963              0
   Fair value of liabilities assumed                                                      188,155              0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

NOTE A: BASIS OF PRESENTATION

The interim financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B: ACQUISITION AND OTHER MATTERS

ES&L Bancorp

On August 11, 2006, the Company acquired ES&L Bancorp ("Elmira"), the parent company of Elmira Savings and Loan, F.A., a federally chartered thrift in an all-cash transaction valued at approximately $40 million. Elmira operated two branches in the cities of Elmira and Ithaca, New York. The results of Elmira's operations have been included in the consolidated financial statements since that date.

The estimated purchase price allocation of the assets acquired and liabilities assumed, including capitalized acquisition costs, is as follows:

(000's omitted)
--------------------------------------------------------
Cash and due from banks                         $  1,097
Available-for-sale investment securities           3,651
Loans net of allowance for loan losses           195,911
Premises and equipment, net                        2,134
Other assets                                       6,170
Goodwill                                          17,947
Core deposits intangibles                          1,313
--------------------------------------------------------
  Total assets acquired                          228,223
--------------------------------------------------------
Deposits                                         138,301
Borrowings                                        49,576
Other liabilities                                    278
--------------------------------------------------------
  Total liabilities assumed                      188,155
--------------------------------------------------------
     Net assets acquired                        $ 40,068
========================================================

ONB Corporation

On August 3, 2006, the Company announced an agreement to acquire ONB Corporation ("ONB") in an all-cash transaction valued at approximately $15.7 million. ONB is the parent company of Ontario National Bank, a federally chartered national bank operating four branches in the villages of Clifton Springs, Phelps and Palmyra, New York. As of September 30, 2006 the Company held approximately $95 million in assets, including $60 million in loans. The acquisition is expected to close in the fourth quarter of 2006.

Stock Repurchase Program

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. Through September 30, 2006, the Company has repurchased against this authorization 853,161 shares at an aggregate cost of $19.5 million and an average price per share of $22.86. The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects FIN 48 will have on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" (SFAS 158"). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS 156 is effective for the Company as of January 1, 2007. The Company is currently evaluating the impact of adopting SFAS 156.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS 158 is effective for the Company as of December 31, 2006. The Company is currently evaluating the effects SFAS 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are required in annual financial statements for fiscal year 2006. The Company does not believe that the adoption of SAB 108 will materially impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 does not address "what" to measure at fair value; instead, it addresses "how" to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

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

                                                    Stock Options                            Restricted Stock
                                          -----------------------------------         ------------------------------
                                                             Weighted Average                       Weighted Average
                                                            Exercise Price of                       Grant Date Fair
                                          Outstanding              Shares             Outstanding    Value of Shares
-----------------------------------------------------------------------------         ------------------------------
December 31, 2004                          2,400,932                   $15.59             34,818              $23.07
Granted                                      579,484                    24.33              3,197               23.84
Exercised                                   (417,824)                   11.55            (16,921)              22.61
Forfeited                                    (16,902)                   17.86                  0                   0
----------------------------------------------------                                  ----------
Outstanding at December 31, 2005           2,545,690                    18.23             21,094               23.56
Granted                                      392,211                    23.61                  0                   0
Exercised                                   (179,164)                   13.65             (7,545)              23.09
Forfeited                                    (21,296)                   23.03             (4,206)              24.39
----------------------------------------------------                                  ----------
Outstanding at September 30, 2006          2,737,441                    19.26              9,343               23.56
=============================================================================         ==============================
Exercisable at September 30, 2006          1,851,534                   $17.65                  0                   0
=============================================================================         ==============================

The weighted average remaining contractual term of outstanding and exercisable stock options at September 30, 2006 is 6.8 years and 6.2 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at September 30, 2006 is $10.6 million and $9.6 million, respectively.

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"), on January 1, 2006 using the modified prospective method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS 123(R). Stock based compensation expense is recognized ratably over the requisite service period for all awards. Prior to the adoption of SFAS 123(R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of applying the provisions of SFAS 123(R) during the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $0.4 million and $1.5 million, respectively and a related income tax benefit of $51,000 and $238,000, respectively. Compensation expense related to restricted stock recognized in the income statement for the three and nine months ended September 30, 2006 was $16,000 and $47,000, respectively. Compensation expense related to restricted stock recognized in the income statement for the three and nine months ended September 30, 2005 was $59,000 and $180,000, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123(R) had been applied in 2005:

                                                                    Three months ended    Nine months ended
(000's omitted except per share amounts)                            September 30, 2005    September 30, 2005
------------------------------------------------------------------------------------------------------------
Net income, as reported                                                        $14,864               $42,479
Plus: stock-based compensation expense as reported, net of tax                      41                   116
Less: stock-based compensation expense determined under
  fair value method, net of tax                                                   (332)               (1,224)
------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                      $14,573               $41,371
============================================================================================================

Earnings per share:
   As reported:
      Basic                                                                      $0.49                 $1.40
      Diluted                                                                    $0.48                 $1.37
   Pro forma:
      Basic                                                                      $0.48                 $1.36
      Diluted                                                                    $0.47                 $1.34

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

                                                              Nine months ended
                                                                September 30,
        --------------------------------------------------------------------------
                                                            2006            2005
        --------------------------------------------------------------------------
        Weighted Average Fair Value of Options Granted     $ 6.10          $ 6.37
        Assumptions:
             Weighted-average expected life (in years)       7.78            7.76
             Future dividend yield                           3.00%           3.00%
             Share price volatility                         26.46%          26.78%
             Weighted average risk-free interest rate        4.37%           4.17%
        ==========================================================================


Unrecognized stock based compensation expense related to non-vested stock options totaled $4.3 million at September 30, 2006, which will be recognized as expense over the next five years. The weighted average period over which this unrecognized expense is expected to be recognized is 1.7 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 were $1.5 million and $1.7 million, respectively.

During the nine months ended September 30, 2006 and 2005, proceeds from stock option exercises totaled $2.4 million and $3.1 million, respectively, and the related windfall tax benefits from exercise were approximately $245,000 and $694,000, respectively. During the nine months ended September 30, 2006 and 2005, 179,164 and 292,370 shares, respectively, were issued in connection with stock option exercise. All shares issued were new shares issued from available authorized shares. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 were $1.5 million and $3.8 million, respectively.

NOTE E: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were 1,376,605 and 1,353,086 weighted-average anti-dilutive stock options outstanding for the three and nine months ended September 30, 2006 compared to 831,447 and 804,451 weighted-average anti-dilutive stock options outstanding for the three and nine months ended September 30, 2005. The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2006 and 2005.

                                                                             Per Share
(000's omitted, except per share data)              Income       Shares        Amount
-------------------------------------------------------------------------------------
Three Months Ended September 30, 2006
   Basic EPS                                       $10,879       29,932       $  0.36
   Stock options                                                    402
-----------------------------------------------------------------------
      Diluted EPS                                  $10,879       30,334       $  0.36
=======================================================================

Three Months Ended September 30, 2005
   Basic EPS                                       $14,864       30,178       $  0.49
   Stock options                                                    534
-----------------------------------------------------------------------
      Diluted EPS                                  $14,864       30,712       $  0.48
=======================================================================

Nine Months Ended September 30, 2006
   Basic EPS                                       $30,225       29,967       $  1.01
   Stock options                                                    406
-----------------------------------------------------------------------
      Diluted EPS                                  $30,225       30,373       $  1.00
=======================================================================

Nine Months Ended September 30, 2005
   Basic EPS                                       $42,479       30,385       $  1.40
   Stock options                                                    562
-----------------------------------------------------------------------
      Diluted EPS                                  $42,479       30,947       $  1.37
=======================================================================

NOTE F: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

                                                   As of September 30, 2006                         As of December 31, 2005
                                         -----------------------------------------        -----------------------------------------
                                           Gross                             Net            Gross                             Net
                                         Carrying      Accumulated        Carrying        Carrying      Accumulated        Carrying
(000's omitted)                           Amount       Amortization        Amount           Amount      Amortization        Amount
-----------------------------------      -----------------------------------------        -----------------------------------------
Amortizing intangible assets:
  Core deposit intangibles               $ 64,474        ($39,248)        $ 25,226        $ 63,161        ($35,014)        $ 28,147
  Other intangibles                         2,750          (1,483)           1,267           2,750          (1,214)           1,536
-----------------------------------      -----------------------------------------        -----------------------------------------
     Total amortizing intangibles          67,224         (40,731)          26,493          65,911         (36,228)          29,683
Non-amortizing intangible assets:
  Goodwill                                213,142               0          213,142         195,195               0          195,195
-----------------------------------      -----------------------------------------        -----------------------------------------
     Total intangible assets, net        $280,366        ($40,731)        $239,635        $261,106        ($36,228)        $224,878
===================================      =========================================        =========================================

No goodwill impairment adjustments were recognized in 2006 or 2005.

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

 (000's omitted)       Amount
-----------------------------
   Oct-Dec 2006       $ 1,551
           2007         5,847
           2008         5,503
           2009         4,982
           2010         3,133
     Thereafter         5,477
---------------       -------
          Total       $26,493
===============       =======

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

     Issuance         Par                                       Maturity
       Date         Amount             Interest Rate              Date        Call Provision                 Call Price
------------------------------------------------------------------------------------------------------------------------------------
I    2/3/1997    $30 million  9.75%                             2/03/2027 10 year beginning 2007  104.5400% declining to par in 2017
II  7/16/2001    $25 million  6 month LIBOR plus 3.75% (9.30%)  7/16/2031  5 year beginning 2006  107.6875% declining to par in 2011
III 7/31/2001  $24.5 million  3 month LIBOR plus 3.58% (9.07%)  7/31/2031  5 year beginning 2006  107.5000% declining to par in 2011
====================================================================================================================================

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

                                                       Pension Benefits                             Post-retirement Benefits
                                         ---------------------------------------------     -----------------------------------------
                                         Three Months Ended        Nine Months Ended       Three Months Ended     Nine Months Ended
                                             September 30,           September 30,           September 30,           September 30,
                                         ------------------      ---------------------     -------------------    ------------------
(000's omitted)                           2006        2005         2006          2005      2006           2005    2006          2005
-----------------------------------------------------------      ---------------------     -------------------    ------------------
Service cost                              $ 719       $ 641      $ 2,216       $ 1,922     $130           $110    $391          $330
Interest cost                               635         651        1,902         1,953      119            104     355           311
Expected return on plan assets             (827)       (877)      (2,482)       (2,631)       0              0       0             0
Net amortization and deferral               270         318          900           953       27             19      81            58
Amortization of prior service cost           13          29          (71)           89       27             28      82            82
Amortization of transition obligation     $   0           0            0             0       10             10      31            31
-----------------------------------------------------------      ---------------------     -------------------    ------------------
Net periodic benefit cost                 $ 810       $ 762      $ 2,465       $ 2,286     $313           $271    $940          $812
===========================================================      =====================     ===================    ==================

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

The contract amount of commitment and contingencies are as follows:

                                    September 30,       December 31,
(000's omitted)                          2006               2005
--------------------------------------------------------------------
Commitments to extend credit             $437,628           $434,640
Standby letters of credit                  24,337             25,638
--------------------------------------------------------------------
     Total                               $461,965           $460,278
====================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") primarily reviews the financial condition and results of operations of Community Bank System, Inc. ("the Company" or "CBSI") as of and for the three and nine months ended September 30, 2006 and 2005, although in some circumstances the second quarter of 2006 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term "this year" refers to results in calendar year 2006, "third quarter" refers to the quarter ended September 30, 2006, earnings per share ("EPS") figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent ("FTE") basis.

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

On August 11, 2006, the Company completed its acquisition of ES&L Bancorp, Inc. ("Elmira"), a $210 million asset bank based in Elmira, New York, in an all-cash transaction valued at approximately $40 million.

Third quarter and September year-to-date ("YTD") earnings per share were $0.36 and $1.00, respectively, a decrease of $0.12 and $0.37 as compared to the respective prior year periods. The decrease was driven by a higher cost of funds, lower investment interest income, stock option expense as a result of the adoption of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, and the absence of gains on the sale of investment securities recorded in the third quarter and first nine months of 2005. These were partially offset by higher loan interest income and higher non-interest income (excluding gain on sales of investment securities). Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.40 versus $0.53 for the prior year's third quarter and $0.37 for the second quarter of 2006.

Asset quality continued to improve in the third quarter of 2006 in comparison to the first two quarters of 2006 and the same period last year, with reductions in the net charge-off, non-performing loan and total delinquent loan ratios. The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to both the Elmira acquisition and organic loan growth. The size of the investment portfolio was below that of third quarter of the prior year as the Company repositioned its balance sheet in 2005 by selling certain securities in its investment portfolio and using the proceeds to pay off variable and short-term borrowings. Average deposits increased in the third quarter of 2006 as compared to the second quarter of 2006 and the third quarter of 2005, again due to both organic growth and the Elmira acquisition. External borrowings, principally overnight borrowings and other short-term instruments, increased during the same time periods, due to the funding requirements of Elmira.

On August 3, 2006, the Company announced an agreement to acquire ONB Corporation
(ONB) in an all-cash transaction valued at approximately $15.7 million. ONB is the parent company of Ontario National Bank, a federally chartered national bank operating four branches in the villages of Clifton Springs, Phelps and Palmyra, New York. As of September 30, 2006, ONB held approximately $95 million in assets, including $60 million in loans. The acquisition is expected to close in the fourth quarter of 2006.

Net Income and Profitability

As shown in Table 2, earnings per share for the third quarter and September YTD of $0.36 and $1.00, respectively, were $0.12 and $0.37 lower than the EPS generated in the same periods of last year. Net income for the quarter of $10.9 million was 27% lower than the third quarter of 2005 and net income of $30.2 million for the first nine months of 2006 decreased 29% from the amount earned in the first nine months of 2005. As compared to the second quarter of 2006, net income increased $1.0 million or 10.1% and earnings per share increased $0.03 or 9.1%.

Third quarter net interest income of $33.8 million was down $1.3 million or 3.6% from the comparable prior year period, while net interest income for the first nine months of 2006 decreased $7.8 million or 7.2% over the first nine months of 2005. The provision for loan losses decreased $1.0 million or 43% as compared to the third quarter of 2005 and decreased $1.1 million or 18% for the first nine months of 2006 compared to the equivalent period of 2005 as a result of strong asset quality. Third quarter non-interest income, excluding securities gains, was $13.7 million, up $0.6 million (4.6%) from third quarter 2005 and the YTD amount of $38.6 million rose $2.9 million or 8.0% from the prior year level. There were no security gains recorded in 2006, while the third quarter and YTD periods of 2005 included $5.3 million and $12.2 million of net gains, respectively. Operating expenses of $31.8 million for the quarter and $94.5 million for the first nine months of 2006 were up 3.6% and 1.6%, respectively, from the comparable prior year periods.

Excluding the impact of adopting SFAS 123(R), Share-Based Payment, total operating expenses for the third quarter increased 2.3% versus the prior year and were consistent for the YTD periods.

In addition to the earnings results presented above in accordance with generally accepted accounting principles ("GAAP"), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments. Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the third quarter and the first nine months of 2006 were $0.40 and $1.13, respectively, down 25% and 26% from the $0.53 and $1.52 earned in the comparable periods of 2005.

As reflected in Table 2, the primary reasons for lower earnings in both periods were lower net interest income, gains on sales of investment securities and slightly higher operating expenses, partially offset by increases in non-interest income excluding securities gain and a lower loan loss provision. The decrease in net interest income for both periods was due to a higher cost of funds and lower average investment balances, partially offset by both acquired and organic loan growth and higher loan yields. Excluding security gains, non-interest income increased due to a strong performance by the employee benefits consulting and plan administration business and higher banking service fees. The decrease in security gains was due to $5.3 million and $12.2 million of gains on the sale of securities recognized in the third quarter and first nine months of 2005, respectively, with no corresponding gains in the comparable period of 2006. Improved net charge-off and non-performing loan ratios were the primary reasons for the decrease in loan loss provision, despite an increase in total loans outstanding. Excluding stock option costs, operating expenses increased for the quarter primarily due to higher business development and marketing expenditures as well as costs associated with the Elmira acquisition, partially offset by reductions in customer processing costs and occupancy costs.

A reconciliation of GAAP-based earnings results to cash-based earnings results and a condensed income statement are as follows:

          Table 1: Reconciliation of GAAP Net Income to Cash Net Income

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                         -----------------------   -----------------------
             (000's omitted)                               2006            2005      2006            2005
             ------------------------------------        -----------------------   -----------------------
             Net income                                  $10,879         $14,864   $30,225         $42,479
             After-tax cash adjustments:
               Amortization of premium on net
                  assets acquired in merger                  200             222       612             436
               Amortization of intangible assets           1,149           1,119     3,399           4,074
             ------------------------------------        -----------------------   -----------------------
             Net income - cash                           $12,228         $16,205   $34,236         $46,989
             ====================================        =======================   =======================

                       Table 2: Summary Income Statements

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                          -----------------------         -------------------------
      (000's omitted, except per share data)                2006            2005            2006             2005
      ---------------------------------------------       -----------------------         -------------------------
      Net interest income                                 $33,792         $35,046         $101,086         $108,875
      Provision for loan losses                             1,300           2,275            5,175            6,284
      Non-interest income excluding security gains         13,744          13,136           38,605           35,740
      Gains on sales of investment securities                   0           5,305                0           12,195
      Operating expenses                                   31,840          30,727           94,483           92,958
      ---------------------------------------------       -----------------------         -------------------------
      Income before taxes                                  14,396          20,485           40,033           57,568
      Income taxes                                          3,517           5,621            9,808           15,089
      ---------------------------------------------       -----------------------         -------------------------
      Net income                                          $10,879         $14,864         $ 30,225         $ 42,479
      =============================================       =======================         =========================

      Diluted earnings per share                          $  0.36         $   0.4         $   1.00         $   1.37

      Diluted earnings per share - cash (1)               $  0.40         $   0.5         $   1.13         $   1.52

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

As shown in Table 3, net interest income (with non-taxable income converted to a fully tax-equivalent basis) for third quarter 2006 was $37.6 million, down $1.0 million or 2.7% from the same period last year. A $103.4 million increase in interest-bearing liabilities and a 19 basis point decrease in the net interest margin more than offset a $72.3 million increase in average interest-earning assets. As reflected in Table 4, the volume and rate increases to interest bearing liabilities had a $6.2 million negative impact on net interest income, while the volume and rate increases to interest bearing assets had a smaller $5.2 million favorable impact to net interest income. September 2006 YTD net interest income of $112.1 million was down $7.7 million or 6.4% from the year-earlier period. A $55.7 million decrease in earning assets and a 21 basis point decrease in the net interest margin more than offset a $66.3 million decrease in interest bearing liabilities. Interest bearing asset and liability volume changes resulted in $1.7 million less net interest income, while a lower net interest margin had a negative $5.9 million impact on net interest income.

Higher third quarter and September YTD average loan balances were attributable to $55.7 million of quarterly average organic loan growth since the third quarter of 2005, driven by growth in all portfolios: consumer installment, consumer mortgage and business lending, as well as a $105.0 million increase in third quarter 2006 average loans from the Elmira acquisition. Average investments for the third quarter and YTD periods were $110 million and $170 million less than the respective periods of 2005. The decrease was principally a result of the Company's decision to sell certain securities and not fully reinvest cash flows from maturing securities in a flat yield-curve environment, in order to take advantage of market conditions to shorten the average life of the portfolio, improve its interest-rate sensitivity profile in a rising-rate environment, and maximize the expected total return. In comparison to the prior year, total average deposits were up $110.2 million or 3.7% for the quarter and $65.8 million or 2.2% for the YTD period as a result of growth in both IPC and public fund balances. Average deposits acquired in the Elmira acquisition for the third quarter and YTD periods were $68.1 million and $22.9 million, respectively. Cash flows from the investment sales and maturities were used to pay down external borrowings over the last twelve months, resulting in average quarterly and YTD borrowings being $50.5 million and $152.2 million lower in the third quarter of 2006 and the first nine months of 2006, in comparison to the comparable 2005 periods.

The net interest margin of 3.87% for the third quarter and 3.98% for the year to date period dropped 19 basis points and 21 basis points, respectively, versus the same periods in the prior year. These declines were primarily attributable to an increase in the cost of funds (quarter up 63 basis points, YTD up 55 basis points), due principally to the effect of the eight rate hikes (25 basis points each) by the Federal Reserve since September 2005, while earning assets yields increased at a slower rate (quarter up 42 basis points, YTD up 31 basis points). The change in the earning-asset yield was driven by an increase in loan yields of 60 basis points for the quarter and 45 basis points for the YTD period, while investment yields increased 5 basis points for the quarter and three basis points for the YTD period. Results included the impact of the Elmira acquisition, which had lower net interest margin attributes than the Company's historical averages.

The third quarter cost of funds increased 63 basis points due to a 62 basis point increase in deposit costs and a 96 basis point increase in the average interest rate paid on external borrowings. The increase in the YTD cost of funds was driven by a 56 basis point increase in deposit costs and borrowing rates that were up 108 basis points. Interest rates on selected categories of deposit accounts were raised throughout 2005 and the first nine months of 2006 in response to the Federal Reserve rate increases. Additionally, customers continued to transfer funds from low rate and non-interest earning accounts to higher yielding checking and time deposit accounts. The increase in the borrowing rates is mostly attributable to the rate increases by the Federal Reserve. Additionally, the long-term rate was impacted by the more than 100 basis point increase in three and six month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on the majority of the mandatorily redeemable preferred securities is based.

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

                    Table 3: Quarterly Average Balance Sheet

                                                                    Three Months Ended                  Three Months Ended
(000's omitted except yields and rates)                             September 30, 2006                  September 30, 2005
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Avg.                                Avg.
                                                             Average                 Yield/Rate   Average                Yield/Rate
                                                             Balance    Interest        Paid      Balance     Interest      Paid
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Time deposits in other banks                             $   34,264    $   431        4.99%    $   13,105    $   106       3.20%
  Taxable investment securities (1)                           741,764     10,031        5.37%       840,872     11,581       5.46%
  Non-taxable investment securities (1)                       512,721      8,823        6.83%       523,212      8,753       6.64%
  Loans (net of unearned discount)                          2,558,137     43,640        6.77%     2,397,410     37,265       6.17%
                                                           ---------------------                 ---------------------
     Total interest-earning assets                          3,846,886     62,925        6.49%     3,774,599     57,705       6.07%
                                                                         -------                               -------
Non-interest earning assets                                   425,828                               456,167
                                                           ----------                            ----------
     Total assets                                          $4,272,714                            $4,230,766
                                                           ==========                            ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits     $1,161,076      3,186        1.09%    $1,168,047      2,352       0.80%
  Time deposits                                             1,379,074     13,171        3.79%     1,218,291      8,788       2.86%
  Short-term borrowings                                       125,013      1,327        4.21%       338,405      2,523       2.96%
  Long-term borrowings                                        534,811      7,685        5.70%       371,877      5,463       5.83%
                                                           ---------------------                 ---------------------
     Total interest-bearing liabilities                     3,199,974     25,369        3.15%     3,096,620     19,126       2.45%
                                                                         -------                               -------
Non-interest bearing liabilities:
  Demand deposits                                             558,060                               601,702
  Other liabilities                                            57,684                                63,885
Shareholders' equity                                          456,996                               468,559
                                                           ----------                            ----------
     Total liabilities and shareholders' equity            $4,272,714                            $4,230,766
                                                           ==========                            ==========

Net interest earnings                                                    $37,556                               $38,579
                                                                         =======                               =======
Net interest spread                                                                     3.34%                                3.62%
Net interest margin on interest-earnings assets                                         3.87%                                4.06%

Fully tax-equivalent adjustment                                          $ 3,764                               $ 3,533

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders' equity and deferred taxes.

                  Table 3a: Year-to-Date Average Balance Sheet

                                                                      Nine Months Ended                  Nine Months Ended
(000's omitted except yields and rates)                               September 30, 2006                 September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Avg.                                 Avg.
                                                               Average               Yield/Rate    Average                Yield/Rate
                                                               Balance    Interest      Paid       Balance     Interest      Paid
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Time deposits in other banks                               $   24,917   $    910      4.88%     $    8,664   $    190      2.94%
  Taxable investment securities (1)                             764,116     31,715      5.55%        918,230     38,780      5.65%
  Non-taxable investment securities (1)                         517,680     26,689      6.89%        533,436     26,990      6.76%
  Loans (net of unearned discount)                            2,462,185    121,962      6.62%      2,364,296    109,132      6.17%
                                                             ---------------------                ---------------------
     Total interest-earning assets                            3,768,898    181,276      6.43%      3,824,626    175,092      6.12%
                                                                          --------                             --------
Non-interest earning assets                                     426,721                              480,693
                                                             ----------                           ----------
     Total assets                                            $4,195,619                           $4,305,319
                                                             ==========                           ==========

Interest-bearing liabilities:
  Interest checking, savings and money market deposits       $1,139,608      8,475      0.99%     $1,178,517      6,493      0.74%
  Time deposits                                               1,331,294     35,523      3.57%      1,206,555     24,110      2.67%
  Short-term borrowings                                         138,578      3,935      3.80%        412,141      9,301      3.02%
  Long-term borrowings                                          504,507     21,282      5.64%        383,113     15,470      5.40%
                                                             ---------------------                ---------------------
     Total interest-bearing liabilities                       3,113,987     69,215      2.97%      3,180,326     55,374      2.33%
                                                                          --------                             --------
Non-interest bearing liabilities:
  Demand deposits                                               571,088                              591,124
  Other liabilities                                              54,692                               64,384
Shareholders' equity                                            455,852                              469,485
                                                             ----------                           ----------
     Total liabilities and shareholders' equity              $4,195,619                           $4,305,319
                                                             ==========                           ==========

Net interest earnings                                                     $112,061                             $119,718
                                                                          ========                             ========
Net interest spread                                                                     3.46%                                3.79%
Net interest margin on interest-earnings assets                                         3.98%                                4.19%

Fully tax-equivalent adjustment                                           $ 10,975                             $ 10,843

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

                              Table 4: Rate/Volume

                                                                                            Nine Months Ended September 30, 2006
                                             3rd Quarter 2006 versus 3rd Quarter 2005              versus September 30, 2005
                                            ------------------------------------------    ------------------------------------------
                                             Increase (Decrease) Due to Change in (1)      Increase (Decrease) Due to Change in (1)
                                            ------------------------------------------    ------------------------------------------
                                             Volume           Rate          Net Change    Volume          Rate            Net Change
                                            ------------------------------------------    ------------------------------------------
(000's omitted)
Interest earned on:
  Time deposits in other banks              $   242          $    83          $   325     $   532       $    188          $    720
  Taxable investment securities              (1,344)            (206)          (1,550)     (6,407)          (658)           (7,065)
  Non-taxable investment securities            (177)             248               71        (806)           505              (301)
  Loans (net of unearned discount)            2,597            3,777            6,374       4,638          8,192            12,830
Total interest-earning assets (2)             1,122            4,098            5,220      (2,580)         8,764             6,184

Interest paid on:
  Interest checking, savings and money
   market deposits                              (14)             848              834        (221)         2,203             1,982
  Time deposits                               1,269            3,114            4,383       2,690          8,723            11,413
  Short-term borrowings                      (1,993)             797           (1,196)     (7,320)         1,954            (5,366)
  Long-term borrowings                        2,342             (120)           2,222       5,093            719             5,812
Total interest-bearing liabilities (2)          657            5,586            6,243      (1,177)        15,018            13,841

Net interest earnings (2)                   $   729          $(1,752)         $(1,023)    $(1,724)      $ (5,933)         $ (7,657)

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.

Non-interest Income

The Company's sources of non-interest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; employee benefit plan administration, actuarial and consulting services (BPA-Harbridge), trust services, investment and insurance products (Community Investment Services, Inc. or CISI) and asset management (Nottingham Advisors or Nottingham); and periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of term debt.

                          Table 5: Non-interest Income

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                  September 30,
         (000's omitted)                                                2006          2005            2006           2005
         ------------------------------------------------------       ----------------------        ----------------------
         Deposit service charges and fees                             $ 7,329        $ 7,135        $21,001        $19,844
         Benefit plan administration, consulting
              and actuarial fees                                        3,271          2,767          9,807          8,256
         Trust, investment and asset management fees                    1,815          1,823          5,631          5,463
         Other banking services                                         1,113          1,122          1,706          1,779
         Mortgage banking                                                 216            289            460            398
         ------------------------------------------------------       ----------------------        ----------------------
              Subtotal                                                 13,744         13,136         38,605         35,740
         Gain on sales of investment securities                             0          5,305              0         12,195
         ------------------------------------------------------       ----------------------        ----------------------
              Total non-interest income                               $13,744        $18,441        $38,605        $47,935
         ======================================================       ======================        ======================

         Non-interest income/total income (FTE)                          26.8%          32.3%          25.6%          28.6%

As displayed in Table 5, non-interest income (excluding securities gains) was $13.7 million in the third quarter and $38.6 million for the first nine months of 2006. This corresponded to increases of $0.6 million (4.6%) for the quarter and $2.9 million (8.0%) for the YTD period in comparison to one year earlier. A significant portion of the growth in both time intervals was attributable to the $0.2 million and $1.2 million increases in recurring bank fees for the quarter and year-to-date periods, respectively, driven by several revenue enhancement initiatives put into place during 2005 and core deposit account growth. Offsetting these increases, was the absence of gains on the sales of investment securities which equaled $5.3 million and $12.2 million for the third quarter and first nine months of 2005, respectively, as the Company took advantage of market conditions to sell certain securities in the first nine months of 2005 in order to shorten the average length of the portfolio and maximize their expected total return. Consistent with prior years, other banking revenues for the third quarter include the annual dividends from creditor insurance programs in which the Company participates approximating $0.9 million.

Strong performance at BPA-Harbridge generated revenue growth of $0.5 million (18%) for the quarter and $1.6 million (19%) for the first nine months of 2006, achieved primarily through enhanced service offerings to both new and existing clients. In comparison to the third quarter of the prior year, trust, investment and asset management fees were down due to softer demand for their traditional investment products. Year-to-date, trust, investment and asset management fees have increased as compared to the first nine months of 2005, as a result of development of new client relationships and improved market conditions. During the third quarter, our wealth management and advisory firm completed its re-branding efforts to become Nottingham Advisors, to underscore the increased product and service offerings it has recently developed.

The ratio of non-interest income to total income (FTE basis) was 26.8% for the quarter and 25.6% for the year-to-date period versus 32.3% and 28.6% for the comparable periods in 2005. Excluding net security gains, the ratio of non-interest income to total income (FTE basis) was 26.8% and 25.6% for the third quarter and YTD periods of 2006, respectively, as compared to 25.4% and 23.0% for the same periods of 2005. This improvement is a function of rising non-interest banking and financial services income (excluding net security gains), combined with lower net interest income, attributable to reduced investment portfolio levels and a decline in the net interest margin.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

                           Table 6: Operating Expenses

                                                                   Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
         (000's omitted)                                          2006             2005             2006             2005
         ----------------------------------------------         ------------------------          ------------------------
         Salaries and employee benefits                         $16,332          $16,458          $48,735          $48,836
         Stock option expense                                       409                0            1,456                0
         Occupancy and equipment                                  4,350            4,483           13,557           13,355
         Data processing and communications                       3,359            3,467            9,923           10,258
         Amortization of intangible assets                        1,520            1,553            4,502            5,521
         Legal and professional fees                              1,119              923            3,267            3,250
         Office supplies and postage                              1,004            1,024            3,063            2,914
         Business development and marketing                       1,095              545            2,909            2,132
         Other                                                    2,652            2,274            7,071            6,692
         ----------------------------------------------         ------------------------          ------------------------
           Total operating expenses                             $31,840          $30,727          $94,483          $92,958
         ==============================================         ========================          ========================

         Operating expenses/average assets                         2.96%            2.88%            3.01%            2.89%
         Efficiency ratio                                          58.8%            56.4%            59.6%            56.2%

As shown in Table 6, third quarter 2006 operating expenses were $31.8 million, up $1.1 million or 3.6% from the prior year level and year-to-date operating expenses of $94.5 million rose $1.5 million or 1.6% compared to 2005. Excluding the effect of adopting SFAS 123(R), Share-Based Payment, operating expenses increased $0.7 million or 2.3% for the third quarter and were essentially flat with the first nine months of 2006 as compared to the prior year periods. The increase was primarily attributable to an increased level of business development and marketing expenses ($0.6 million for the quarter and $0.8 million YTD) associated with a bank-wide deposit generation program, an increased level of acquisition related costs ($0.2 million for the quarter and $0.1 million for the YTD) as well as a month and a half of incremental operating expense related to the Elmira acquisition ($0.2 million for both the quarter and YTD), partially offset by a reduction in the amortization of intangible assets (no impact for the quarter, $1.0 million YTD) and a reduction in data processing and communication expenses ($0.1 million for the quarter, $0.3 million YTD).

The Company successfully managed all aspects of its operating expense structure in the first nine months of 2006, resulting in operating expense, excluding the effect of adopting SFAS 123(R) and acquisition related expense, decreasing slightly as compared to the year earlier period. During 2006, the Company consolidated three of its branch offices into nearby sister branches. This realignment will reduce market overlap and further strengthen its branch network, and reflects management's focus on achieving long-term performance improvements through proactive strategic decision-making.

The Company's efficiency ratio (recurring operating expense excluding intangible amortization divided by the sum of net interest income (FTE) and recurring non-interest income) was 58.8% for the third quarter, 2.4 percentage points above the comparable quarter of 2005. This resulted from operating expenses (as described above) increasing 3.4% primarily due to stock option expense, while recurring operating income decreased 0.8% due to $1.0 million lower net interest income, partially offset by a $0.5 million increase in non-interest income excluding security gains. The efficiency ratio for the third quarter of 2006, excluding stock option expense was 58.0%, as compared to 56.4% in the comparable third quarter of 2005. The efficiency ratio of 59.6% for the first nine months of 2006 was up 3.4 percentage points from a year earlier due to core operating expenses increasing 2.8% while recurring operating income decreased 3.1% primarily as a result of the planned reduction of investment securities and a lower net interest margin. Operating expenses as a percentage of average assets increased eight basis points and 12 basis points for the quarter and year to date periods, respectively, primarily driven by the decrease in the investment portfolio during the comparable time periods.

Income Taxes

The third quarter effective income tax rate was 24.4%, compared to the 27.4% effective tax rate in the third quarter of 2005. The year-to-date effective tax rate was 24.5% as compared to 26.2% for the first nine months of 2005. The lower effective tax rate for 2006 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.25 billion at the end of the third quarter, a decrease of $53 million and $68 million from December 31, 2005 and September 30, 2005, respectively. The book value (excluding unrealized gains) of investments decreased $45 million from year-end 2005 and declined $51 million versus September 30, 2005. Over the last twelve months, the investment portfolio has been allowed to run off in the current flat yield curve environment. Cash flows have been used to support loan growth and repay borrowings until more advantageous investment opportunities become available. The overall mix of securities within the portfolio over the last year has remained relatively consistent, with a small increase in the proportion of obligations of state and political subdivisions and mortgage-backed securities, and a corresponding decrease in the proportion of U.S. Treasury and Agency securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time. At September 30, 2006, the portfolio had a $6.3 million net unrealized gain, a decrease of $7.4 million and $17.3 million from the unrealized gain at December 31, 2005 and September 30, 2005, respectively. This fluctuation is indicative of the interest rate movements during the respective time periods and the reduction in the size of the portfolio.

                              Table 7: Investments

                                                         September 30, 2006         December 31, 2005          September 30, 2005
                                                     -------------------------  -------------------------  -------------------------
                                                      Amortized                 Amortized                  Amortized
                                                      Cost/Book         Fair    Cost/Book         Fair     Cost/Book          Fair
(000's omitted)                                         Value          Value      Value           Value       Value          Value
---------------------------------------------------  -------------------------  -------------------------  -------------------------
Held-to-Maturity Portfolio:
  U.S. Treasury and Agency securities                $  127,236     $  122,998  $  127,345     $  124,326  $  127,381     $  125,114
  Obligations of state and political subdivisions         8,495          8,508       5,709          5,735       5,131          5,186
  Other securities                                        9,326          9,326       9,451          9,451       9,461          9,461
---------------------------------------------------  -------------------------  -------------------------  -------------------------
     Total held-to-maturity portfolio                   145,057        140,832     142,505        139,512     141,973        139,761
---------------------------------------------------  -------------------------  -------------------------  -------------------------

Available-for-Sale Portfolio:
  U.S. Treasury and Agency securities                   385,424        382,178     420,062        420,808     420,315        423,923
  Obligations of state and political subdivisions       507,804        519,697     519,661        532,708     522,955        541,828
  Corporate securities                                   35,639         35,021      35,744         35,559      35,780         35,881
  Collateralized mortgage obligations                    49,081         48,374      78,708         78,466      76,042         76,019
  Mortgage-backed securities                             78,247         77,204      53,021         53,365      55,640         56,667
---------------------------------------------------  -------------------------  -------------------------  -------------------------
    Subtotal                                          1,056,195      1,062,474   1,107,196      1,120,906   1,110,732      1,134,318
  Equity securities                                      42,720         42,720      39,706         39,706      41,843         41,843
---------------------------------------------------  -------------------------  -------------------------  -------------------------
    Total available-for-sale portfolio                1,098,915      1,105,194   1,146,902      1,160,612   1,152,575      1,176,161
---------------------------------------------------  -------------------------  -------------------------  -------------------------

Net unrealized gain on available-for-sale portfolio       6,279             --      13,710             --      23,586             --
---------------------------------------------------  -------------------------  -------------------------  -------------------------
     Total                                           $1,250,251     $1,246,026  $1,303,117     $1,300,124  $1,318,134     $1,315,922
===================================================  =========================  =========================  =========================

Loans

As shown in Table 8, loans ended the third quarter at $2.66 billion, up $249.8 million (10.4%) year-to-date and up $249.7 (10.4%) versus one year earlier. The Elmira acquisition added approximately $191 million of loans to the loan portfolio as of September 30, 2006. Excluding the impact of the Elmira acquisition, loans increased $59 million or 2.5% from the end of the prior year-end and third quarter 2005. As compared to the prior quarter and one year earlier, growth was produced in all three categories. During the third quarter, excluding the impact of the Elmira acquisition, loans increased $26.7 million with increases in the consumer installment portfolio ($14.1 million), consumer mortgage portfolio ($10.2 million) and the business lending portfolio ($2.4 million).

                                 Table 8: Loans

                (000's omitted)             September 30, 2006          December 31, 2005        September 30, 2005
                ----------------------     --------------------       --------------------      --------------------
                Business lending           $  953,808     35.8%       $  819,605     34.0%      $  816,145     33.8%
                Consumer mortgage             890,939     33.5%          815,463     33.8%         813,274     33.7%
                Consumer installment          816,815     30.7%          776,701     32.2%         782,419     32.5%
                ----------------------     --------------------       --------------------      --------------------
                  Total loans              $2,661,562    100.0%       $2,411,769    100.0%      $2,411,838    100.0%
                ======================     ====================       ====================      ====================

Business lending increased $134.2 million in the first nine months of 2006 and increased $137.7 million versus one year ago. Excluding the impact of the Elmira acquisition, business lending was up $9.8 million over the last three quarters and $13.3 million over the last year. Growth in commercial mortgage and business line of credit activity during the first nine months has more than offset a planned and managed decline in automotive dealer floor plan outstandings. The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.

Consumer mortgages increased $77.7 million year over year and $75.5 million in the first nine months of 2006, despite the Company continuing to sell certain 30-year, fixed-rate new mortgage originations in the secondary market for the third consecutive quarter. Excluding the impact of the Elmira acquisition, consumer mortgage lending increased $17.0 million and $19.2 million for the past nine and twelve month periods, respectively. Consumer mortgage growth has remained steady over the last few quarters despite interest rates rising above prior year levels.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, rose $40.1 million (5.2%) in the first nine months of 2006 and increased $34.4 million (4.4%) on a year-over-year basis. Excluding the impact of the Elmira acquisition, consumer installment lending increased $32.4 million and $26.7 million for the first nine months and year-over-year periods, respectively. Continued moderate interest rates (by historical standards), aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive profitable growth in this segment in all our markets.

Asset Quality

Table 9 below exhibits the major components of non-performing loans and assets and key asset quality metrics for the periods ending September 30, 2006 and 2005 and December 31, 2005.

                         Table 9: Non-performing Assets

                                                                              September 30,    December 31,    September 30,
              (000's omitted)                                                     2006            2005             2005
              -------------------------------------------------------------   -------------    ------------    -------------
              Non-accrual loans                                                     $10,114         $10,857          $12,896
              Accruing loans 90+ days delinquent                                      1,133           1,075              672
              Restructured loans                                                      1,300           1,375                0
              -------------------------------------------------------------   -------------    ------------    -------------
                   Total non-performing loans                                        12,547          13,307           13,568
              Other real estate (OREO)                                                1,320           1,048              882
              -------------------------------------------------------------   -------------    ------------    -------------
                   Total non-performing assets                                      $13,867         $14,355          $14,450
              =============================================================   =============    ============    =============

              Allowance for loan losses to total loans                                1.33%           1.35%            1.35%
              Allowance for loan losses to non-performing loans                        283%            245%             239%
              Non-performing loans to total loans                                     0.47%           0.55%            0.56%
              Non-performing assets to total loans and other real estate              0.52%           0.59%            0.60%
              Delinquent loans (30 days old to non-accruing) to total loans           1.22%           1.46%            1.46%
              Net charge-offs to average loans outstanding (quarterly)                0.17%           0.35%            0.30%
              Loan loss provision to net charge-offs (quarterly)                       117%            106%             125%

As displayed in Table 9, non-performing assets at September 30, 2006 were $13.9 million, a decrease of $0.5 million versus year-end 2005 and a $0.6 million decrease as compared to the level at the end of the third quarter of 2005. Non-performing loans are at the lowest level in over three years, reflective of disciplined credit management and a steady improvement in economic conditions over the past few years. Other real estate increased $0.4 million from one-year ago and increased $0.3 million from year-end 2005, a result of the Company managing 24 properties at September 30, 2006 as compared to 15 OREO properties at the end of 2005. No single property has a carrying value in excess of $350,000.

Non-performing loans were 0.47% of total loans outstanding at the end of the third quarter, significantly below the 0.56% at September 30, 2005, 0.55% at year-end 2005 and 0.58% average for the previous eight quarters. The allowance for loan losses to non-performing loans ratio, a general measure of coverage adequacy, was 283% at the end of the third quarter compared to 245% at year-end 2005 and 239% at September 30, 2005, reflective of the low level of non-performing loans.

Delinquent loans (30 days through non-accruing) as a percent of total loans was 1.22% at the end of the third quarter, substantially below the 1.46% at year-end 2005 and at September 30, 2005. Commercial and installment loan delinquency ratios at the end of the third quarter improved in comparison to both of the earlier periods. Real estate loan delinquency ratios increased slightly from the third quarter of 2005, but were improved from December 31, 2005. The delinquency level at the end of the current quarter was 15 basis points below the Company's average of 1.37% over the previous eight quarters.

                  Table 10: Allowance for Loan Losses Activity

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                              -----------------------      -----------------------
      (000's omitted)                                           2006            2005         2006            2005
      --------------------------------------------------      -----------------------      -----------------------
      Allowance for loan losses at beginning of period        $32,900         $32,011      $32,581         $31,778
      Charge-offs:
        Business lending                                          582             577        3,138           2,138
        Consumer mortgage                                          54              87          156             489
        Consumer installment                                    1,548           2,130        4,410           5,727
      --------------------------------------------------      -----------------------      -----------------------
           Total charge-offs                                    2,184           2,794        7,704           8,354
      --------------------------------------------------      -----------------------      -----------------------
      Recoveries:
        Business lending                                          425             231          664             602
        Consumer mortgage                                          23               3          100             137
        Consumer installment                                      621             734        2,269           2,013
      --------------------------------------------------      -----------------------      -----------------------
           Total recoveries                                     1,069             968        3,033           2,752
      --------------------------------------------------      -----------------------      -----------------------

      Net charge-offs                                           1,115           1,826        4,671           5,602
      Provision for loans losses                                1,300           2,275        5,175           6,284
      Allowance for acquired loans(1)                           2,432               0        2,432               0
      --------------------------------------------------      -----------------------      -----------------------
      Allowance for loan losses at end of period              $35,517         $32,460      $35,517         $32,460
      ==================================================      =======================      =======================

      Net charge-offs to average loans outstanding:
        Business lending                                         0.07%           0.17%        0.39%           0.25%
        Consumer mortgage                                        0.01%           0.04%        0.01%           0.06%
        Consumer installment                                     0.46%           0.72%        0.36%           0.67%
        Total loans                                              0.17%           0.30%        0.25%           0.32%

      (1) This reserve is attributable to loans purchased from ES&L Bancorp in August 2006.

As displayed in Table 10, net charge-offs during the third quarter were $1.1 million, $0.7 million lower than the equivalent 2005 period. All portfolios, consumer mortgage, installment portfolios and business lending, experienced decreased levels of charge-offs. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter was 0.17%, thirteen basis points lower than the comparable quarter of 2005, and 16 basis points lower than average charge-off ratio for the previous eight quarters. On a year to date basis, net charge-offs decreased $0.9 million versus the prior year period, while average loans were up $97.9 million, resulting in a seven basis point decline in the net charge-off ratio to 0.25%. Net charge-offs and the corresponding net charge-off ratios are at their lowest level in years.

The business lending net charge-off ratio for the quarter improved 45 basis points to 0.07%, the consumer mortgage portfolio experienced a one basis point improvement in it's net charge-off ratio and the consumer installment net charge-off ratio increased by 24 basis points to 0.46%. For the year-to-date period, the business lending net charge-off ratio increased 14 basis points, while the consumer mortgage and consumer installment charge-off ratios improved five basis points and 31 basis points, respectively. The increase in business lending charge-offs was adversely impacted by three commercial relationships in the auto industry.

A loan loss allowance of $35.5 million was determined as of September 30, 2006, necessitating a $1.3 million loan loss provision for the quarter, compared to $2.3 million one year earlier. The third quarter 2006 loan loss provision was $0.2 million higher than net charge-offs. The allowance for loan losses rose $3.1 million or 9.4% over the last 12 months, slightly less than the 10.4% growth in the loan portfolio. Contributing to the changes was the acquired Elmira loans and reserves, with a coverage ratio of 1.27%. Consequently, the ratio of allowance for loan loss to loans outstanding decreased two basis points to 1.33% for the third quarter, as compared to the levels at December 31, 2005 and September 30, 2005. The decrease is attributable to the favorable charge-off, non-performing and delinquencies trends experienced over the same time period.

Deposits

As shown in Table 11, average deposits of $3.1 billion in the third quarter were up $119.1 million compared to fourth quarter 2005 and increased $110.2 million versus the same quarter of last year. Excluding the impact of the Elmira acquisition, average deposits increased $51.0 million and $42.1 million as compared to the fourth and third quarters of the prior year, respectively. The mix of average deposits changed slightly in the first nine months of 2006. The weightings of time deposits and interest checking deposits increased from their fourth quarter levels, while demand, savings and money market deposit weightings decreased. As interest rates continue to rise, time deposits have continued to attract more funds, as evidenced by their 7.6% and 9.4% increases, excluding the impact of the Elmira acquisition, as compared to the fourth and third quarters of 2005, respectively. Interest checking account balances are above the prior year levels primarily as a result of new product initiatives that commenced in the second quarter of 2006. This shift in mix, combined with increasing interest rates on money market and time deposit accounts increased the quarterly cost of interest-bearing deposits from 2.19% in the first quarter of 2006 to 2.55% in the most recent quarter, noticeably above the 1.83% for the quarter ended September 30, 2005.

Average third quarter IPC (individuals and businesses) deposits increased $88.6 million or 3.2% versus the fourth quarter of 2005, and were up $73.3 million or 2.6% compared to the year earlier period. Excluding the impact of the Elmira acquisition, average third quarter IPC deposits increased $20.5 million and $5.3 million from the fourth and third quarters of the prior years, respectively. Average public funds have increased $30.5 million or 15.8% and $36.8 million or 19.7% over the same periods. The increase in core deposits is the result of ongoing enhanced marketing efforts and new product offerings introduced throughout 2006.

                      Table 11: Quarterly Average Deposits

                                    September 30,  December 31,   September 30,
      (000's omitted)                   2006           2005           2005
      ----------------------------  -------------  ------------   -------------
      Demand deposits                  $  558,060    $  596,508      $  601,702
      Interest checking deposits          364,762       307,738         308,297
      Savings deposits                    464,037       484,908         506,408
      Money market deposits               332,277       351,029         353,342
      Time deposits                     1,379,074     1,238,945       1,218,291
      ----------------------------  -------------  ------------   -------------
        Total deposits                 $3,098,210    $2,979,128      $2,988,040
      ============================  =============  ============   =============

      IPC deposits                     $2,874,584    $2,785,967      $2,801,255
      Public fund deposits                223,626       193,161         186,785
      ----------------------------  -------------  ------------   -------------
        Total deposits                 $3,098,210    $2,979,128      $2,988,040
      ============================  =============  ============   =============

Borrowings

At the end of the third quarter, borrowings of $709 million were up $55.9 million from December 31, 2005 and up $2.3 million versus the end of the third quarter of 2005. Excluding the borrowings related to the Elmira acquisition, external borrowings have declined approximately $33 million and $87 million from the fourth quarter and third quarter of 2005. The reduction in borrowings was principally the result of the decision to use a portion of the cash flows from the maturities of investments to reduce debt levels in the current flat or inverted yield curve environment.

The Company is currently in the process of reviewing market alternatives for the replacement of its $30 million, fixed-rate trust preferred obligations, which include a premium call provision currently at 4.54%, starting in February 2007. The Company estimates the impact of the one-time charge associated with this refinancing to be between $0.04 and $0.05 per share, and expects to conclude its evaluation in the fourth quarter.

Shareholders' Equity

On April 20, 2005, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 1.5 million of its shares, or approximately 5% of its outstanding common stock. The shares may be repurchased from time to time, in open market or privately negotiated transactions through December 31, 2006. All reacquired shares will become treasury shares and will be used for general corporate purposes. Through September 30, 2006, the Company had repurchased 853,161 shares at an aggregate cost of $19.5 million.

Total shareholders' equity of $465 million at the end of the third quarter increased $7.0 million from the balance at December 31, 2005. This change consisted of net income of $30.2 million, $2.8 million from shares issued under the employee stock plan and $1.5 million from employee stock options earned, partially offset by a decrease in the after-tax market value adjustment on the available-for-sale investment portfolio of $4.6 million, dividends declared of $17.3 million and treasury stock purchases of $5.5 million. Over the past 12 months total shareholders' equity increased by $4.1 million, as net income and positive contributions from shares issued under the employee stock plan more than offset dividends declared, treasury stock purchases, and a lower market value adjustment.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 7.26% at the end of the third quarter, down 31 basis points from year-end 2005 and eight basis points lower than its level one year ago. The decrease in the Tier I leverage ratio compared to December 31, 2005 is primarily the result of a 1.1% decrease in shareholders equity excluding intangibles and market value adjustment, with a 3.1% increase in average assets excluding intangibles and market value adjustment, primarily as a result of the Elmira acquisition. The decrease in Tier I as compared to the prior year third quarter is the result of a 0.5% increase in shareholders equity excluding intangibles and market value adjustment combined with a 1.7 % increase in average assets excluding intangibles and market value adjustment. The tangible equity-to-assets ratio of 5.44% decreased 48 basis points versus December 31, 2005 and 42 basis points versus September 30, 2005 due to the acquisition of Elmira, treasury share purchases and a decline in the market value adjustment.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2006 was 57.3%, up from 39.1% for the first nine months of 2005. Excluding securities gains, the dividend payout ratio for 2005 was 49.6%. The ratio increased because dividends declared increased 4.4%, while net income including securities gains decreased 28.8% and net income excluding securities gains decreased 9.7%. The expansion of dividends declared was caused by the dividend per share being raised 5.3% in August 2006, from $0.19 to $0.20 and 5.6% in August 2005 from $0.18 to $0.19, partially offset by a reduction in the number of shares outstanding.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of September 30, 2006, this ratio was 13.8% for 30 days and 13.7% for 90 days, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank.

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

o     Asset and liability levels using September 30, 2006 as a starting point.

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

                      Net Interest Income Sensitivity Model

                                             Calculated annualized
                                             increase (decrease) in
                  Change in interest     projected net interest income
                        rates                at September 30, 2006
                 -----------------------------------------------------
                 + 200 basis points                   (0.8%)
                 - 100 basis points                   (0.3%)

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a
- 15(e) under the Securities Exchange Act of 1934, designed to ensure that it is able to collect the information it is required to disclose in the reports that are filed with the Securities and Exchange Commission, (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on management's evaluation of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases during the third quarter 2006.

                                Number of     Average Price         Total Number of Shares         Maximum Number of Shares
                                 Shares           Paid          Purchased as Part of Publicly     That May Yet Be Purchased
                                Purchased       Per share        Announced Plans or Programs      Under the Plans or Programs
-----------------------------------------------------------------------------------------------------------------------------
July 2006                           --         $       --                  852,761                           647,239
August 2006                        400              20.17                  853,161                           646,839
September 2006                      --                 --                  853,161                           646,839
-----------------------------------------------------------------------------------------------------------------------------
 Total                             400         $    20.17                  853,161                           646,839
=============================================================================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of the shareholders during the quarter ending September 30, 2006.

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibit No.                     Description
-----------                     -----------

2.2 Agreement and Plan of Merger, dated August 2, 2006, by and among Community Bank System, Inc., Seneca Acquisition Corp. and ONB Corporation.

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

                           Community Bank System, Inc.


Date: November 8, 2006                       /s/ Mark E. Tryniski
                                             --------------------
                                             Mark E. Tryniski, President, Chief
                                             Executive Officer and Director


Date: November 8, 2006                       /s/ Scott Kingsley
                                             ------------------
                                             Scott Kingsley, Treasurer and Chief
                                             Financial Officer