Form 10-K
period 2006-12-31
COMMUNITY BANK SYSTEM INC
filed 2007-03-15
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________ Commission file number 001-13695

COMMUNITY BANK SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1213679

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883

(Address of principal executive offices)	(Zip Code)

(315) 445-2282

Registrant’s telephone number, including area code

Securities registered pursuant of Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $ 579,986,030.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

30,157,455 shares of Common Stock, $1.00 par value, were outstanding on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE.

           Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 15, 2007 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

Exhibit Index is located on page 75 of 86

TABLE OF CONTENTS

			Page

PART I

Item	1.	Business	3
Item	1A.	Risk Factors	7
Item	1B.	Unresolved Staff Comments	7
Item	2.	Properties	8
Item	3.	Legal Proceedings	8
Item	4.	Submission of Matters to a Vote of Security Holders	8
Item	4A.	Executive Officers of the Registrant	8

PART II

Item	5.	Market for Registrant’s Common Stock, Related Shareholders Matters and Issuer Purchases of Equity Securities	9
Item	6.	Selected Financial Data	11
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	38
Item	8.	Financial Statements and Supplementary Data:
		Consolidated Statements of Condition	41
		Consolidated Statements of Income	42
		Consolidated Statements of Changes in Shareholders’ Equity	43
		Consolidated Statements of Comprehensive Income	44
		Consolidated Statements of Cash Flows	45
		Notes to Consolidated Financial Statements	46
		Report on Internal Control over Financial Reporting	71
		Report of Independent Registered Public Accounting Firm	72
		Two Year Selected Quarterly Data	73

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item	9A.	Controls and Procedures	73
Item	9B.	Other Information	73

PART III

Item	10.	Directors and Executive Officers of the Registrant	74
Item	11.	Executive Compensation	74
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item	13.	Certain Relationships and Related Transactions	74
Item	14.	Principal Accounting Fees and Services	74

PART IV

Item	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	75
Signatures			80

Part I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set forth herein under the caption “Forward-Looking Statements.” The share and per-share information in this document has been adjusted to give effect to a two-for-one stock split of the Company’s common stock effected as of April 12, 2004.

Item 1. Business

Community Bank System, Inc. (“the Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company maintains a website at communitybankna.com and firstlibertybank.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company’s web-site free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission. The information on the website is not part of this filing. Copies of all documents filed with the SEC can also be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov.

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

Community Bank System, Inc. is a single bank holding company which wholly-owns five subsidiaries: Community Bank, N.A. (“the Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”) and Town & Country Agency LLC (“T&C”). BPAS owns two subsidiaries, Benefit Plans Administrative Services LLC (“BPA”) and Harbridge Consulting Group LLC. BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC, FJRC and T&C are inactive companies. The Company also wholly-owns four unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank operates 128 customer facilities throughout twenty-three counties of Upstate New York and five counties of Northeastern Pennsylvania offering a range of commercial and retail banking services. The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”) and Brilie Corporation (“Brilie”). CISI provides broker-dealer and investment advisory services. TMC provides the cash management, investment, and treasury services to the Bank. PFC primarily is an investor in residential real estate loans. Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking-related services to the Pennsylvania branches of the Bank. Brilie was acquired as part of the Elmira acquisition and invests in a partnership that develops land for resale as residential housing.

Acquisition History (2002-2007)

Hand Benefits & Trust, Inc.

On February 22, 2007, the Company announced an agreement pursuant to which BPAS will acquire Hand Benefits & Trust, Inc. (“HBT”) in an all cash transaction. HBT is a Houston, Texas based provider of employee benefit plan administration and trust services. The acquisition is expected to close during the second quarter of 2007, pending customary regulatory approval.

TLNB Financial Corporation

On January 9, 2007, the Company announced an agreement to acquire TLNB Financial Corporation, parent company of Tupper Lake National Bank (“TLNB”), in an all-cash transaction valued at approximately $17.6 million. Based in Tupper Lake, N.Y., TLNB operates five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. On a consolidated basis, TLNB has approximately $100 million in assets and $87 million of deposits. The acquisition is expected to close during the second quarter of 2007, pending both customary regulatory and TLNB shareholder approval.

ONB Corporation

On December 1, 2006, the Company acquired ONB Corporation (“ONB”), the parent company of Ontario National Bank, a federally-chartered national bank, in an all-cash transaction valued at approximately $15.7 million. ONB operated four branches in the villages of Clifton Springs, Phelps, and Palmyra, New York.

ES&L Bancorp, Inc.

On August 11, 2006, the Company acquired ES&L Bancorp, Inc. (“Elmira”), the parent company of Elmira Savings and Loan, F.A., a federally-chartered thrift, in an all-cash transaction valued at approximately $40 million. Elmira operated two branches in the cities of Elmira and Ithaca, New York.

Dansville Branch Acquisition

On December 3, 2004, the Company completed the purchase of a branch office in Dansville, N.Y. (“Dansville”) from HSBC Bank USA, N.A with deposits of $32.6 million and loans of $5.6 million.

First Heritage Bank

On May 14, 2004, the Company acquired First Heritage Bank (“First Heritage”), a closely held bank headquartered in Wilkes-Barre, PA with three branches in Luzerne County, Pennsylvania. First Heritage’s three branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. Consideration included 2,592,213 shares of common stock with a fair value of $52 million, employee stock options with a fair value of $3.0 million, and $7.0 million of cash (including capitalized acquisition costs of $1.0 million).

Grange National Banc Corp.

On November 24, 2003, the Company acquired Grange National Banc Corp. (“Grange”), a $280 million-asset bank holding company based in Tunkhannock, Pa. Grange’s 12 branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The Company issued approximately 2,294,000 shares of its common stock to certain of the former shareholders with a fair value of $55 million. The remaining shareholders received $21.25 per share in cash or approximately $20.9 million. In addition, Grange stock options representing $5.4 million of fair value were exchanged for options to purchase shares in the Company.

Peoples Bankcorp Inc.

On September 5, 2003, the Company acquired Peoples Bankcorp, Inc. (“Peoples”), a $29-million-asset savings and loan holding company based in Ogdensburg, New York. Peoples’ single branch is being operated as a branch of the Bank’s network of branches in Northern New York.

Harbridge Consulting Group

On July 31, 2003, the Company acquired PricewaterhouseCoopers’ Upstate New York Global Human Resource Solutions consulting group. This practice has been renamed Harbridge Consulting Group (“Harbridge”) and is a leading provider of retirement and employee benefits actuarial consulting services throughout Upstate New York, and is complementary to BPA, the Company’s employee benefits plan administration subsidiary.

Services

The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank’s branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York and Northeastern Pennsylvania. The Company believes that the local character of business, knowledge of the customer and customer needs, and comprehensive retail and business products, together with responsive decision-making at the branch and regional level, enable the Bank to compete effectively. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York (“FHLB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

Competition

The banking and financial services industry is highly competitive in the New York and Pennsylvania markets. The Company competes actively for loans, deposits and customers with other national and state banks, thrift institutions, credit unions, retail brokerage firms, mortgage bankers, finance companies, insurance companies, and other regulated and unregulated providers of financial services. In order to compete with other financial service providers, the Company stresses the community nature of its operations and the development of profitable customer relationships across all lines of business.

The table below summarizes the Bank’s deposits and market share by the twenty-eight counties of New York and Pennsylvania in which it has customer facilities. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

					Number of

	County	State	Deposits as of 6/30/2006 (000’s omitted) (1)	Market Share	Facilities	ATM’s	Towns/ Cities	Towns Where Company Has 1st or 2nd Market Position

1.	Allegany***	NY	$ 191,843	49.3%	8	8	8	7
2.	Lewis	NY	84,783	37.9%	4	2	3	3
3.	Seneca	NY	131,192	34.3%	4	3	4	4
4.	Yates	NY	74,061	30.3%	3	2	2	2
5.	Cattaraugus	NY	285,068	28.1%	10	7	8	8
6.	St. Lawrence	NY	367,381	26.7%	14	7	11	11
7.	Wyoming	PA	88,657	23.3%	4	1	4	3
8.	Franklin	NY	81,698	16.1%	5	3	4	3
9.	Chautauqua	NY	198,004	13.1%	12	11	10	6
10.	Livingston	NY	83,625	13.0%	3	3	3	3
11.	Schuyler	NY	18,150	12.5%	1	1	1	0
12.	Steuben	NY	181,135	11.8%	9	6	8	6
13.	Jefferson	NY	144,006	11.7%	5	5	4	2
14.	Ontario*	NY	164,057	11.2%	7	11	5	3
15.	Chemung**	NY	140,765	10.7%	2	2	2	0
16.	Lackawanna	PA	448,212	9.9%	12	12	8	4
17.	Tioga	NY	32,336	8.1%	2	2	2	1
18.	Wayne*	NY	57,128	6.2%	2	5	2	1
19.	Herkimer	NY	35,330	6.0%	1	1	1	1
20.	Luzerne	PA	253,360	4.4%	7	8	6	2
21.	Susquehanna	PA	22,271	4.1%	2	0	2	2
22.	Oswego	NY	42,509	3.9%	2	2	2	2
23.	Cayuga	NY	29,179	3.5%	2	1	2	1
24.	Bradford	PA	21,708	2.5%	2	2	2	1

	Subtotal		3,176,458	10.9%	123	105	104	76

25.	Oneida	NY	57,346	1.2%	2	1	1	1
26.	Tompkins**	NY	17,320	1.0%	1	0	1	0
27.	Erie	NY	29,188	0.1%	1	1	1	1
28.	Onondaga	NY	11,492	0.1%	1	2	1	0

	Total		$3,291,804	3.7%	128	109	108	78

(1)	Deposit market share data as of June 30, 2006, the most recent information available, calculated by Sheshunoff Information Services, Inc.

* -	Includes balances of Ontario National Bank which was acquired in December 2006.

** -	Includes balances of Elmira Savings and Loan which was acquired in August 2006.

*** -	Adjusted for the consolidation of the Friendship, NY branch into the Cuba, NY branch in October 2006.

Employees

As of December 31, 2006 the Company employed 1,352 full-time equivalent employees. The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

Bank holding companies and national banks are regulated by state and federal law. The following is a summary of certain laws and regulations that govern the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the actual statutes and regulations thereunder.

Federal Bank Holding Company Regulation

The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the type of companies that Community Bank System, Inc. may acquire or organize and the activities in which it or they may engage. In general, the Company and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System (the “FRB”) to acquire control of any bank; to acquire, with certain exceptions, more than five percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, a new entity, the “financial holding company”. Such entities may engage in a broader range of activities that are “financial in nature”, including insurance underwriting, securities underwriting and merchant banking. Bank holding companies which are well capitalized and well managed under regulatory standards may convert to financial holding companies relatively easily through a notice filing with the FRB, which acts as the “umbrella regulator” for such entities. The Company may seek to become a financial holding company in the future.

Federal Reserve System

The Company is required by the Board of Governors of the Federal Reserve System to maintain cash reserves against its deposits. After exhausting other sources of funds, the Company may seek borrowings from the Federal Reserve for such purposes. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate. Both the Company and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

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

The Company and the Bank are subject to minimum capital requirements established, respectively, by the FRB, the OCC (as defined below) and the FDIC. For information on these capital requirements and the Company’s and the Bank’s capital ratios see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” and Note P to the Financial Statements.

Office of Comptroller of the Currency

The Bank is supervised and regularly examined by the Office of the Comptroller of the Currency (the “OCC”). The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies. It also affects business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Bank.

Sarbanes-Oxley Act of 2002

The Sarbanes Oxley Act of 2002 (the “Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violation of the securities laws.

Item 1A. Risk Factors

Investment in Community Bank System, Inc. common stock involves risk. The market price of the Company’s common stock may fluctuate significantly in response to a number of factors including, but not limited to:

•	Changes in securities analysts’ expectations of financial performance

•	Volatility of stock market prices and volumes

•	Incorrect information or speculation

•	Changes in industry valuations

•	Interest rate changes

•	Variations in operating results from general expectations

•	Actions taken against the Company by various regulatory agencies

•	Changes in authoritative accounting guidance by Financial Accounting Standards Board or other regulatory agencies

•

Changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions, and changing government policies, laws and regulations

The Company’s main markets are located in the states of New York and Pennsylvania. A prolonged economic downturn in these markets could negatively impact the Company.

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and diminish the value of its business.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s primary headquarters is located at 5790 Widewaters Parkway, Dewitt, New York, which is leased. In addition, the Company has 138 properties, 93 are owned and 45 are located in long-term leased premises. Real property and related banking facilities owned by the Company at December 31, 2006 had a net book value of $48.9 million and none of the properties was subject to any material encumbrances. For the year ended December 31, 2006, rental fees of $2.7 million were paid on facilities leased by the Company for its operations. The Company believes that its facilities are suitable and adequate for the Company’s current operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or its subsidiaries will have a material effect on the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2006.

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position

Mark E. Tryniski	46

Director, President and Chief Executive Officer of the Company and the Bank. Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP, with eighteen years of experience working with SEC registrants in banking and other industries.

Scott A. Kingsley	42

Treasurer of the Company, and Executive Vice President and Chief Financial Officer of the Bank. Mr. Kingsley joined the Company in August 2004 in his current position. He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	50

Executive Vice President and Chief Banking Officer. Mr. Donahue assumed his current position in August 2004. He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

Timothy J. Baker	55

Senior Vice President and Director of Special Projects. Mr. Baker assumed his current position in August 2004. He was previously the Senior Operations Officer of the Bank responsible for bank operations, special projects and technology innovation from 1995 to 2004.

Bernadette R. Barber	45

Senior Vice President and Chief Human Resources Officer. Ms. Barber joined the Company in February 2005 in her current position. She served as Vice President of Human Resources and Administration for The Penn Traffic Company from 1997 until joining the Company.

J. David Clark	52

Senior Vice President and Chief Credit Officer. Mr. Clark assumed his current position in October 2004. He was previously the Commercial Market Manager in the Bank’s Corning, New York market since April 1993.

Stephen G. Hardy	52

Senior Vice President and Chief Credit Administrator. Mr. Hardy assumed his current position in December 2006. He served as the Bank’s Senior Vice President and Credit Risk Manager from January 2004 to November 2006 and as a Senior Regional Loan Officer from May 2001 to December 2003. He joined the former First Liberty Bank Corp. in August 1999 as Senior Vice President of Operations and was named its Senior Loan Officer in January 2001.

Richard M. Heidrick	48

Senior Vice President and Retail Banking Administrator. Mr. Heidrick assumed his current position in July 2006. He previously served as Vice President of Loan Administration from 1998 until July 2006 and held several management positions within the lending, collections and facilities areas of the bank prior to that. He joined Community Bank in May 1986 from Cattaraugus County Bank.

Name	Age	Position

Claire F. LaGarry	57

Senior Vice President, Retail Banking Manager. Ms. LaGarry assumed her current position in February 2007. She previously served as Retail Banking Manager from 1992 until her current appointment. She has 38 years of experience in various management positions at the Company at many different levels.

Joseph J. Lemchak	45

Senior Vice President and Chief Investment Officer. Mr. Lemchak joined the Company in 1990 and since May 1991 he has served in the dual capacity of Chief Investment Officer and Asset/Liability Manager for the Bank.

Robert P. Matley	55

Executive Vice President and Senior Lending Officer, PA Banking. Mr. Matley joined the Company in 2004. He was previously employed by First Heritage Bank, having joined that organization in 1994 as Executive Vice President and Senior Lending Officer. He was promoted to President and Chief Operating Officer in 2003 and served in that capacity until the merger with the Company in 2004.

Thomas A. McCullough	60

President, Pennsylvania Banking. Mr. McCullough joined the Company in November 2003 in his current position. He was previously the President and Chief Executive Officer of Grange National Banc Corp. from 1989 until its merger with the Company.

W. Valen McDaniel	60

Senior Vice President and Chief Risk Officer. Mr. McDaniel assumed his current position in January 2004. He served as the Company’s corporate auditor and risk manager since joining the Company in June 1991. He is responsible for the insurance portfolio, audit function, compliance, loan review, and security of the bank and all subsidiaries.

Nicholas S. Russell	39

Senior Vice President and Senior Commercial Lending Officer for the Northern Region. Mr. Russell assumed his current position in October 2006. Previously he served as Vice President and Commercial Team Leader from November 2004 until his present appointment and as Vice President and Commercial Lender in the northern New York market from January 2001 until November 2004. Prior to joining Community Bank Mr. Russell served as Vice President at Key Bank, N.A. in the middle market corporate banking group.

Harold M. Wentworth	42

Senior Vice President and Director of Sales and Marketing. Mr. Wentworth assumed his current position in January 2005. He was previously a manager in the Bank’s treasury department and was responsible for asset liability management and product development.

J. Michael Wilson	36

Senior Vice President and Chief Technology Officer. Mr. Wilson joined the Company in June 2002 as Vice President of Information Technology and assumed his current position in October 2004. He previously held the position of Director of Technology Services for Unizan Bank in Ohio.

Part II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 30,020,159 shares of common stock outstanding on December 31, 2006, held by approximately 3,609 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions.

Year / Qtr	High Price	Low Price	Quarterly Dividend

2006
4th	$25.11	$21.79	$0.20
3rd	$22.84	$19.45	$0.20
2nd	$22.38	$18.75	$0.19
1st	$24.31	$20.64	$0.19

2005
4th	$24.68	$21.60	$0.19
3rd	$26.12	$21.63	$0.19
2nd	$24.87	$21.40	$0.18
1st	$28.30	$22.41	$0.18

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.20 per share for the first quarter of 2007. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company’s need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P Small Cap Commercial Banks Index, the NASDAQ Bank Index, the S&P 600 Small Cap Index (of which the Company became a member in 2004), and the Russell 2000 Index (of which the Company became a member in 2003). Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2001 and reinvestment of dividends. The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

CBU Long-term Total Return Performance Vs. Indices

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

Community Bank System, Inc.	100.00	124.10	199.97	237.19	195.38	206.56
S &P 600 Small Cap Index	100.00	85.37	118.47	145.32	156.51	180.16
NASDAQ Bank Index	100.00	106.93	142.25	161.66	158.54	180.42
S&P Small Cap Commercial Bank Index	100.00	107.07	143.49	174.09	158.54	170.46
Russell 2000 Index	100.00	79.54	117.14	138.72	145.12	171.86

The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price on Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1994 Long Term Incentive Plan	1,616,586	$16.78	0
2004 Long Term Incentive Plan	967,820	$23.99	3,019,256

Total	2,584,406	$19.48	3,019,256

(1)	The number of securities includes unvested restricted stock issued of 9,443.

The following table shows treasury stock purchases during the fourth quarter 2006.

	Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

October 1-31, 2006 (1)	0	$0.00	853,161	646,839
November 1-30,2006 (1)	0	0.00	853,161	646,839
December 1-31, 2006 (1)	0	0.00	853,161	1,546,839

Total	0	0.00	853,161	1,546,839

(1)

All shares were repurchased through the Company’s publicly announced share repurchase program. On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. On December 20, 2006, the Company extended the program through December 31, 2008. Also, on December 20, 2006 the Company announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities.

Item 6. Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2006. The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited. All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,

(In thousands except per share data and ratios)	2006	2005	2004	2003	2002

Income Statement Data:
Loan interest income	$167,113	$147,608	$137,077	$125,256	$130,859
Investment interest income	64,788	71,836	75,770	65,915	74,310
Interest expense	97,092	75,572	61,752	59,301	77,242
Net interest income	134,809	143,872	151,095	131,870	127,927
Provision for loan losses	6,585	8,534	8,750	11,195	12,222
Other noninterest income	51,679	48,401	44,321	37,887	30,312
Gain (loss) on investment securities & early retirement of long-term borrowings	(2,403)	12,195	72	(2,698)	1,673
Special charges/acquisition expenses	647	2,943	1,704	498	700
Other noninterest expenses	126,556	124,446	118,195	102,213	94,586
Income before income taxes	50,297	68,545	66,839	53,153	52,404
Net income	38,377	50,805	50,196	40,380	38,517
Diluted earnings per share (1)	1.26	1.65	1.64	1.49	1.46
Diluted earnings per share – cash (3)	1.47	1.84	1.81	1.64	1.63

Balance Sheet Data:
Investment securities	1,229,271	1,303,117	1,584,633	1,329,645	1,286,583
Loans, net of unearned discount	2,701,558	2,411,769	2,358,420	2,128,446	1,806,826
Allowance for loan losses	(36,313)	(32,581)	(31,778)	(29,095)	(26,331)
Intangible assets	246,136	224,878	232,500	196,111	134,828
Total assets	4,497,797	4,152,529	4,393,295	3,854,984	3,436,837
Deposits	3,168,299	2,983,507	2,927,524	2,723,950	2,503,607
Borrowings	805,495	653,090	920,511	667,786	543,575
Shareholders’ equity	461,528	457,595	474,628	404,828	325,038

Capital and Related Ratios:
Cash dividend declared per share (1)	$0.78	$0.74	$0.68	$0.61	$0.56
Book value per share (1)	15.37	15.28	15.49	14.29	12.52
Tangible book value per share (1)	7.17	7.77	7.90	7.37	7.33
Market capitalization (in millions)	690	676	866	694	407
Tier 1 leverage ratio	8.81%	7.57%	6.94%	7.26%	7.05%
Total risk-based capital to risk-adjusted assets	15.47%	13.64%	13.18%	13.01%	13.32%
Tangible equity to tangible assets	5.07%	5.93%	5.82%	5.70%	5.76%
Dividend payout ratio	60.7%	43.9%	40.9%	40.2%	37.7%
Period end common shares outstanding (1)	30,020	29,957	30,642	28,330	25,957
Diluted weighted average shares outstanding (1)	30,392	30,838	30,670	27,035	26,334

Selected Performance Ratios:
Return on assets	0.90%	1.19%	1.20%	1.16%	1.14%
Return on equity	8.36%	10.89%	11.39%	11.78%	13.07%
Net interest margin	3.91%	4.17%	4.45%	4.68%	4.62%
Noninterest income/operating income (FTE)	24.8%	27.7%	21.1%	19.6%	18.6%
Efficiency ratio(2)	59.9%	56.8%	52.8%	53.4%	52.1%

Asset Quality Ratios:
Allowance for loan loss/loans outstanding	1.34%	1.35%	1.35%	1.37%	1.46%
Nonperforming loans/loans outstanding	0.47%	0.55%	0.55%	0.62%	0.65%
Allowance for loan loss/nonperforming loans	288%	245%	245%	219%	225%
Net charge-offs/average loans	0.24%	0.33%	0.37%	0.54%	0.56%
Loan loss provision/net charge-offs	108%	110%	104%	109%	125%

(1) All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

(2) Efficiency ratio excludes intangible amortization, gain (loss) on investment securities & debt extinguishments and special charges/acquisition expenses.

(3) Cash earnings are reconciled to GAAP net income in Table 1 on page 15.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (“the Company”) for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 12 and the Company’s Consolidated Financial Statements and related notes that appear on pages 41 through 70. All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis. The term “this year” and equivalent terms refer to results in calendar year 2006, “last year” and equivalent terms refer to calendar year 2005, and all references to income statement results correspond to full-year activity unless otherwise noted. All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 37.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the critical accounting estimates include:

•

Allowance for loan losses – The allowance for loan losses reflects management’s best estimate of probable loan losses in the Company’s loan portfolio. Determination of the allowance for loan losses is inherently subjective. It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

•

Actuarial assumptions associated with pension, post-retirement and other employee benefit plans – These assumptions include discount rate, rate of future compensation increases and expected return on plan assets. Specific discussion of the assumptions used by management is discussed in Note K on pages 61 through 64.

•

Provision for income taxes – The Company is subject to examinations from various taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgments used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the taxing authorities determine that management’s assumptions were inappropriate, an adjustment may be required which could have a material effect on the Company’s results of operations.

•

Carrying value of goodwill and other intangible assets – The carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 46.

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build profitable loan and deposit volume using both organic and acquisition strategies, (iii) increase the non-interest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to reduce operating costs.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, noninterest income, operating expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services business units, liquidity and interest rate sensitivity, enhancements to customer products and services, technology enhancements, market share, peer comparisons, and the performance of acquisition and integration activities.

The Company’s reported net income for the year was below the record earnings of 2005 as a result of increased cost of funds, lower investment income, lower gains on sales of securities, an additional $1.8 million of stock option expense and a one-time $2.4 million charge related to the early redemption of fixed rate, trust-preferred obligations. This was partially offset by higher noninterest income, excluding securities gains and debt extinguishments costs, improved asset quality, organic and acquired loan and deposit growth and proactive operating expense management. The higher cost of funds resulted in margin compression throughout the year. Noninterest income, excluding gain/loss on investment securities and debt extinguishments, increased 6.8% over 2005 as a result of strong growth from banking sources and the Company’s employee benefits administration and consulting businesses. Capital levels remained strong with the Tier 1 leverage ratio improving from 2005.

Asset quality remained strong in 2006, with a reduction in the loan charge-off ratios, delinquency and nonperforming loan ratios versus 2005. The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to both the Elmira and ONB acquisitions and organic loan growth. The investment portfolio decreased from the prior year, as the Company has used the proceeds from the sale of certain securities in 2005 and cash flows from the maturing securities over the last two years to pay off variable and short-term borrowings. Average deposits increased as compared to 2005 from both organic growth and the Elmira and ONB acquisitions. In December 2006, the Company completed its sale of $75 million of trust preferred securities, the proceeds of which will be used for general corporate purposes including the early call of $30 million of fixed-rate trust preferred securities in January 2007.

Net Income and Profitability

Net income for 2006 was $38.4 million, or $1.26 per share, down $12.4 million, or 24%, from 2005’s record earnings of $50.8 million, or $1.65 per share. In 2005, the Company made significant progress on its objective of shortening the average life of its investment portfolio, generating a $0.29 per share after-tax gain through the sale of securities that had optimized their total return and interest-rate sensitivity characteristics. The 2006 earnings included incremental stock option expense of $1.8 million, or $0.05 per share, a one-time, $2.4 million, or $0.06 per share, charge related to the early redemption of fixed rate, trust-preferred obligations, as well as $0.6 million, or $0.02 per share, of acquisition expenses and special charges. The 2005 results were also impacted by a $2.9 million, or $0.07 per share, nonrecurring charge related to the early retirement of certain executives.

In addition to the earnings results presented above in accordance with GAAP, the Company provides cash earnings per share which excludes the after-tax effect of the amortization of intangible assets, the market value adjustments on net assets acquired in mergers, and the noncash portion of debt extinguishments costs. Management believes that this information helps investors understand the effect of acquisition activity and certain noncash transactions in reported results. Cash earnings per share for 2006 were $1.47, down 20% from $1.84 for the year ended December 31, 2005.

Net income and earnings per share for 2005 were $50.8 million and $1.65, up 1.2% and 0.6%, respectively, from 2004 results. The growth rate of EPS was below that of net income due to higher weighted average diluted shares outstanding, driven by the 2.6 million shares of common stock issued in conjunction with the acquisition of First Heritage in May 2004 and the exercise of options under the employee stock plan. As noted above, the 2005 earnings were impacted by a $0.29 per share gain on the sale of securities and a $0.07 per share nonrecurring charge related to the early retirement of certain executives. Earnings in 2004 included $1.7 million of nonrecurring acquisition related expenses.

Table 1: Reconciliation of GAAP Net Income To Cash Net Income

	Years Ended December 31,

(000’s omitted)	2006	2005	2004	2003	2002

Net income	$38,377	$50,805	$50,196	$40,380	$38,517
After-tax adjustments:
Net amortization of market value adjustments on net assets acquired in mergers	813	655	(126)	72	0
Amortization of intangible assets	4,598	5,281	5,568	3,869	4,375
Noncash portion of debt extinguishments charge	794	0	0	0	0

Net income – cash	$44,582	$56,741	$55,638	$44,321	$42,892

Table 2: Condensed Income Statements

	Years Ended December 31,

(000’s omitted, except per share data)	2006	2005	2004

Net interest income	$134,809	$143,872	$151,095
Loan loss provision	6,585	8,534	8,750
Noninterest income	49,276	60,596	44,393
Operating expenses	127,203	127,389	119,899

Income before taxes	50,297	68,545	66,839
Income taxes	11,920	17,740	16,643

Net income	$38,377	$50,805	$50,196

Diluted earnings per share	$1.26	$1.65	$1.64
Diluted earnings per share-cash(1)	$1.47	$1.84	$1.81

(1) Cash earnings are reconciled to GAAP net income in Table 1.

The primary factors explaining 2006 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

•

As shown in Table 2 above, net interest income decreased $9.1 million, or 6.3%, due to a 26 basis point decrease in the net interest margin, partially offset by a $25 million increase in average earning assets. Average loans grew $139 million or 5.9%, primarily due to strong consumer installment growth as well as the addition of Elmira in August 2006 and ONB in December 2006. Average investments decreased $142 million, or 10.1%, in 2006 primarily as a result of the sales made throughout 2005 and the non-reinvestment of maturing cash flows in both years. Short-term cash equivalents increased $99.2 million as compared to the end of 2005 in expectation of certain debt reduction transactions in early 2007. The growth in earning assets was funded by $88 million, or 3.0%, higher average deposits, primarily due to the acquisitions of Elmira and ONB. Cash flows from the investment portfolios were used to pay down external borrowings throughout 2005 and early 2006, resulting in $89 million lower average borrowings in 2006 as compared to 2005.

•

The loan loss provision of $6.6 million decreased $1.9 million, or 23%, from the prior year level. Net charge-offs of $6.1 million decreased by $1.7 million from 2005, reducing the net charge-off ratio (net charge-offs / total average loans) to 0.24% for the year. Asset quality in 2006 remained favorable as evidenced by improvement in key metrics such as nonperforming loans as a percentage of total loans, nonperforming assets as a percentage of loans and other real estate owned and delinquent loans (30+ days through nonaccruing) as a percentage of total loans. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 28 through 31.

•

Noninterest income for 2006 of $49.3 million decreased by $11.3 million, or 19%, from 2005’s level, primarily due to a $12.2 million gain on the sale of investment securities in 2005 and a $2.4 million loss from the early redemption of trust preferred securities in 2006. Fees from banking services were up $1.2 million or 3.9%, primarily due to several revenue enhancement initiatives implemented over the last two years, as well as the acquisitions in 2006. Financial services revenue was $2.1 million, or 11.4% higher mostly as a result of strong growth at the Company’s benefit plan administration and consulting business. Gain (loss) from investment security sales and debt extinguishments decreased $14.6 million as the Company took advantage of market conditions in 2005 to sell certain securities in order to shorten the average length of the portfolio and maximize their expected total return. No security sales were conducted in 2006. Additionally, 2006 included a one-time $2.4 million charge related to the early redemption of $30 million of fixed-rate trust preferred obligations which will help to reduce the Company’s average long-term borrowing costs in future periods.

•

Total operating expenses decreased $0.2 million or 0.1% in 2006 to $127.2 million. Excluding special charges/acquisition expenses in both years, 2006 operating expenses rose $2.1 million, or 1.7%. A majority of the increase was due to increased personnel expenses associated with the adoption of SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”), higher business development costs associated with a more robust marketing strategy and increased expenses due to the acquisitions in 2006, partially offset by reductions in the amortization of core deposit intangibles associated with prior acquisitions.

•

The Company’s combined effective federal and state income tax rate decreased 2.2 percentage points in 2006 to 23.7%, primarily as a result of a lower proportion of income being generated from fully taxable sources (loans and investments).

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 3: Selected Ratios

	2006	2005	2004

Return on average assets	0.90%	1.19%	1.20%
Return on average equity	8.36%	10.89%	11.39%
Dividend payout ratio	60.7%	43.9%	40.9%
Average equity to average assets	10.80%	10.93%	10.50%

As displayed in Table 3 above, the return on average assets decreased in 2006 as compared to 2005 and 2004. This was a result of lower net income primarily due to lower gains on sale of investment securities and lower net interest income. Reported return on equity in 2006 was down from 2005’s level. This was mainly a result of net income decreasing 25% in 2006, while equity capital decreased only slightly, primarily due to treasury stock purchases made throughout the second half of 2005 and the first half of 2006. Return on equity in 2005 was down slightly from 2004’s level. This was mainly a result of equity capital increasing at a faster pace than net income due to the impact of shares issued in the First Heritage acquisition and the enhancement of the Company’s capital position through the retention of net profits. The slight decrease in the average equity to average assets ratio in 2006 as compared to 2005 is reflective of the decline in the average equity as discussed above, with a smaller decrease in average assets over the same period.

The dividend payout ratio for 2006 was above 2005’s level due to the decrease in net income and the 5.3% increase in the quarterly dividend in the third quarter of 2006. The dividend payout ratio also increased in 2005 as compared to 2004, primarily due to the 5.6% increase in the quarterly dividend in the third quarter of 2005 and a greater number of shares outstanding.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As disclosed in Table 4, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $149.5 million in 2006, down $8.7 million, or 5.5%, from the prior year. An $18.3 million increase in average interest-bearing liabilities and a 26 basis point decrease in the net interest margin more than offset a $24.7 million increase in average earning-assets. As reflected in Table 5, the volume changes mentioned above increased net interest income by $1.0 million, while the lower net interest margin had a $9.7 million negative impact.

The net interest margin declined 26 basis points from 4.17% in 2005 to 3.91% in 2006. This decline was primarily attributable to the four rate hikes (25 basis points each) by the Federal Reserve to the overnight federal funds rates since last

December having a greater impact on funding costs (up 58 basis points) than earning-asset yields (up 29 basis points). The rising short-term market rates resulted in steady increases to rates throughout the year on interest-bearing deposits (up 67 basis points) and total external borrowings (up 98 basis points). The yield on loans increased 43 basis points, with the majority of the increases occurring in the second and third quarters, reflective of the timing of the Federal Reserve’s rate increases. The yield on investments increased slightly from 6.03% in 2005 to 6.04% in 2006 as the sold, maturing and called securities have yields similar to those of the overall portfolio.

The net interest margin also declined in 2005 to 4.17% compared to 4.45% for 2004. This trend was mostly attributable to the eight rate hikes (25 basis point each) by the Federal Reserve during 2005 to the overnight federal funds rates. The rising short-term market rates resulted in steady increases to rates throughout the year on interest-bearing deposits (up 30 basis points) and total external borrowings (up 101 basis points). Loan yields in 2005 moved from 6.16% in the first quarter to 6.42% in the fourth quarter, reflective of the repricing on the variable rate portion of the Company’s loan portfolio during the year. The yield on investments declined during the year from 6.18% for 2004 to 6.03% for 2005, as a result of the sale of higher yielding securities.

As shown in Table 4, total interest income increased by $12.8 million, or 5.5%, in 2006. Table 5 reveals that higher average earning assets contributed a positive $1.5 million variance and higher yields contributed $11.3 million. Average loans grew a total of $139.3 million in 2006, as a result of $78.9 million from the acquisitions of Elmira in August 2006 and ONB in December 2006 as well as $60.4 million of organic growth in all portfolios. Interest and fees on loans increased $19.6 million or 13.2%. The increase was attributable to higher average loan balances (positive $9.0 million) as well as a 43-basis point increase in loan yields (positive $10.6 million) due to the increase in short-term rates. Average loans grew $110 million in 2005, the majority as a result of the addition of $204 million of loans through the acquisition of First Heritage in May 2004 and $5.6 million from the November 2004 acquisition of the Dansville branch as well as organic growth in the consumer installment and consumer mortgage portfolios. Interest and fees on loans increased $10.6 million, or 7.7%, in 2005 as compared to 2004. The increase was attributable to higher average loan balances (positive $6.8 million), as well as a 17-basis point increase in loan yields (positive $3.8 million) due to the rising rate environment.

In 2005, the Company decided to sell certain securities and not fully reinvest cash flows from maturing securities in the then flat (now inverted) yield environment, to take advantage of market conditions to shorten the average life of the portfolio, improve its interest-rate sensitivity profile in a rising-rate environment, and maximize the expected total return. In 2006, the portfolio continued to decline due to the contractual maturing and early calling of securities. The cash flows have been used to pay down short-term borrowings and the excess funds invested in short-term cash equivalents, as long-term investments are not attractive given the current market conditions. As a result, average investments for 2006 decreased $142.3 million versus 2005, partially offset by an increase in cash equivalents of $27.6 million. The expected life-to-maturity of the investment portfolio was reduced from 5.9 years at December 31, 2004 to 5.3 years at December 31, 2005 and 4.7 at December 31, 2006. Refer to the “Investments” section of the MD&A on pages 34 through 36 for further information.

Investment interest income in 2006 of $78.9 million was $6.8 million, or 7.9%, lower than the prior year as a result of a smaller portfolio (negative $6.8 million impact). Investment interest income in 2005 of $85.7 million was $4.2 million, or 4.7%, lower than the prior year as a result of a smaller portfolio (negative $2.1 million impact) as well as a decrease in the average investment yield from 6.16% to 6.03% (negative $2.1 million impact). The decrease in the yield was principally driven by the sale and maturity of higher-yielding securities. The performance of the investment portfolio in 2006 and 2005 remained strong despite the interest rate environment.

The average earning asset yield grew 29 basis points to 6.45% in 2006 because of the previously mentioned increase in loan yields and the stable investment yields. In 2004 investment yields were nine basis points above those produced by loans. During 2005, changes in market interest rates combined with the strategic investment portfolio actions previously discussed resulted in the yield on the loan portfolio being higher than the investment portfolio by 21 basis points. This gap widened in 2006 as the yield on the loan portfolio expanded and investment portfolio yield stabilized resulting in loan yields being 63 basis points higher than the yield on the investment portfolio.

Total average funding (deposits and borrowings) in 2006 remained consistent with 2005’s level. Deposits increased $88.5 million, $52.6 million attributable to the acquisitions of Elmira and ONB and $35.9 million to organic deposit growth. Interest bearing deposits increased $106.9 million as a result of acquisitions, the successful launch of new interest bearing checking account products and customers shifting funds from demand deposits to time and other higher rate deposit products as rates have risen. Average external borrowings declined $88.6 million in 2006 as compared to the prior year as cash flows from the maturing securities were used to reduce short-term borrowings. In 2005 total average funding increased by $40.0 million, with $103.0 million of the increase coming from deposits, mostly attributable to the acquisitions of First Heritage, Dansville and organic growth. External borrowings declined $63.0 million in 2005 as compared to the prior year, as cash flows from the securities sales were used to reduce short-term borrowings.

The cost of funding increased throughout 2006 reflective of the four 25 basis point increases to short-term rates by the Federal Reserve since December of 2005. Interest rates on deposit accounts were raised throughout the year, with increases in all product offerings. The primary drivers of the increase in deposit cost of funds were customers transferring funds from non and lower rate interest accounts to higher yielding time deposit accounts, as well as transferring noninterest bearing accounts to new interest-bearing checking products. This is demonstrated by the percentage of average deposits that were in time deposit accounts and checking accounts increasing from 40.8% and 10.4%, respectively, in 2005 to 44.0% and 11.3%, respectively, in 2006, while demand deposits and savings accounts decreased from 19.7% and 17.2% in 2005 to 18.5% and 15.2% in 2006. The flattening and inverted yield curve also resulted in decreasing the interest rate differential between short and long-term debt.

Total interest expense increased by $21.5 million to $97.1 million in 2006. As shown in Table 5, higher interest rates on deposits and external borrowings resulted in $21.1 million of this increase, while the higher deposit and borrowings balances accounted for just $0.4 million of the increase in interest expense. Interest expense as a percentage of earning assets increased by 55 basis points to 2.54%. The rate on interest-bearing deposits increased 67 basis points to 2.46%, due largely to increases in money market and time deposit rates throughout 2006 and the previously discussed shifting of funds to higher rate deposit products. The rate on external borrowings increased 98 basis points to 5.29% because of the aforementioned increase in short-term market rates. Total interest expense increased by $13.8 million to $75.6 million in 2005 as compared to 2004. Higher interest rates accounted for the vast majority of the increase. The rate on interest-bearing deposits increased 30 basis points to 1.79% and the rate on external borrowings increased 101 basis points to 4.31% in 2005.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2006, 2005 and 2004. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.4% in 2006, 38.6% in 2005, and 38.7% in 2004. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include nonaccrual loans and loans held for sale.

Table 4: Average Balance Sheet

(000’s omitted except yields and rates)	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004

	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Time deposits in other banks	$36,458	$1,824	5.00%	$8,867	$281	3.17%	$6,233	$75	1.19%
Taxable investment securities (1)	754,618	41,702	5.53%	881,696	49,739	5.64%	940,792	54,205	5.76%
Nontaxable investment securities (1)	515,459	35,418	6.87%	530,639	35,704	6.73%	512,666	35,626	6.95%
Loans (net of unearned discount)	2,514,173	167,676	6.67%	2,374,832	148,075	6.24%	2,264,791	137,450	6.07%

Total interest-earning assets	3,820,708	246,620	6.45%	3,796,034	233,799	6.16%	3,724,482	227,356	6.10%

Noninterest-earning assets	431,940			470,966			471,743

Total assets	$4,252,648			$4,267,000			$4,196,225

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,149,236	11,792	1.03%	$1,175,818	8,959	0.76%	$1,130,914	6,368	0.56%
Time deposits	1,348,167	49,752	3.69%	1,214,719	33,793	2.78%	1,188,625	28,219	2.37%
Short-term borrowings	144,043	5,513	3.83%	366,775	11,249	3.07%	442,287	7,242	1.64%
Long-term borrowings	528,355	30,035	5.68%	394,195	21,571	5.47%	381,716	19,923	5.22%

Total interest-bearing liabilities	3,169,801	97,092	3.06%	3,151,507	75,572	2.40%	3,143,542	61,752	1.96%

Noninterest-bearing liabilities:
Demand deposits	567,500			585,913			553,867
Other liabilities	56,149			63,004			58,189
Shareholders’ equity	459,198			466,576			440,627

Total liabilities and shareholders’ equity	$4,252,648			$4,267,000			$4,196,225

Net interest earnings		$149,528			$158,227			$165,604

Net interest spread			3.39%			3.76%			4.14%
Net interest margin on interest-earning assets			3.91%			4.17%			4.45%

Fully tax-equivalent adjustment		$14,719			$14,355			$14,508

(1) Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 5: Rate/Volume

	2006 Compared to 2005			2005 Compared to 2004

	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)

(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest earned on:
Time deposits in other banks	$1,300	$243	$1,543	$42	$164	$206
Taxable investment securities	(7,041)	(996)	(8,037)	(3,351)	(1,115)	(4,466)
Nontaxable investment securities	(1,034)	748	(286)	1,229	(1,151)	78
Loans (net of unearned discount)	8,965	10,636	19,601	6,795	3,830	10,625
Total interest-earning assets (2)	1,529	11,292	12,821	4,394	2,049	6,443

Interest paid on:
Interest checking, savings and money market deposits	(207)	3,040	2,833	262	2,329	2,591
Time deposits	4,017	11,942	15,959	632	4,942	5,574
Short-term borrowings	(8,033)	2,297	(5,736)	(1,413)	5,420	4,007
Long-term borrowings	7,598	866	8,464	664	984	1,648
Total interest-bearing liabilities (2)	441	21,079	21,520	157	13,663	13,820

Net interest earnings (2)	1,022	(9,721)	(8,699)	3,135	(10,512)	(7,377)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of employee benefit plan administration, actuarial and consulting services (“BPA-Harbridge”), trust services, investment and insurance products (Community Investment Services, Inc. or “CISI”) and asset management (Nottingham Advisors, Inc. or “Nottingham”, formerly Elias Asset Management); and periodic transactions, most often net gains (losses) from the sale of investments and prepayment of term debt.

Table 6: Noninterest Income

	Years Ended December 31,

(000’s omitted except ratios)	2006	2005	2004

Deposit service charges and fees	$22,183	$21,961	$20,342
Benefit plan administration, consulting and actuarial fees	13,205	11,193	9,158
Trust, investment and asset management fees	7,396	7,307	7,583
Commissions and other	4,713	4,630	4,157
Electronic banking	3,443	2,788	2,556
Mortgage banking	739	522	525

Subtotal	51,679	48,401	44,321
Gain (loss) on investment securities & debt extinguishments	(2,403)	12,195	72

Total noninterest income	$49,276	$60,596	$44,393

Noninterest income/operating income (FTE)	24.8%	27.7%	21.1%

As displayed in Table 6, noninterest income, excluding security gains and debt extinguishments costs, increased by 6.8% to $51.7 million largely as a result of growth in recurring bank fees and benefit plan administration, consulting and actuarial fees. The gain (loss) on the sale of investment securities and debt extinguishments decreased $14.6 million as 2006 included a one-time $2.4 million charge related to the early redemption of fixed rate, trust-preferred obligations. Additionally, 2006 did not include $12.2 million of gains on the sale of investment securities. Refer to the “Investments” section of the MD&A on pages 34 through 36 for further information. Total noninterest income, excluding security gains and debt extinguishments costs, of $48.4 million for 2005 increased by 9.2% over 2004, largely as a result of higher utilization of bank services, and growth at BPA-Harbridge.

Noninterest income as a percent of operating income (FTE basis) was 24.8% in 2006, down 2.9 percentage points from the prior year. Excluding the gain (loss) on investment securities & debt extinguishments, noninterest income as a percent of operating income (FTE basis) was 25.7% in 2006, a 2.2 percentage point increase from 23.5% for 2005. This increase was primarily driven by the aforementioned strong growth in recurring bank fees and benefit plan administration, consulting and actuarial fees and declining net interest income. This ratio is considered an important measure for determining the progress the Company is making on one of its primary long-term strategies, expansion of noninterest income in order to diversify its revenue sources and reduce reliance on net interest margins that may be strongly impacted by general interest rate and other market conditions.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which reached $31.1 million in 2006, up 3.9% from the prior year. A large portion of the income growth was attributable to electronic banking fees, up $0.7 million, or 24%, over 2005’s level, due in large part to a concerted effort to increase the penetration and utilization of debit cards as well as the introduction of a business debit card program. Overdraft fees were also up $0.7 million, or 4.1%, over 2005’s level, driven by several revenue enhancement initiatives put into place during 2005 and core deposit account growth. Mortgage banking fees increased $0.2 million, or 42%, primarily due to the addition of a $300 million serviced loan portfolio in conjunction with the Elmira acquisition in August 2006.Fees from general banking services were $29.9 million in 2005, up $2.3 million, or 8.4%, from 2004 primarily driven by growth in overdraft fees and commissions, a majority of which was derived from having a full year of results from the First Heritage and Dansville acquisitions.

As disclosed in Table 6, noninterest income from financial services (including revenues from benefit plan consulting and administration and wealth management services) rose $2.1 million, or 11.4%, in 2006 to $20.6 million. Financial services revenue now comprises 40% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishments. Strong performance at BPA-Harbridge generated revenue growth of $2.0 million, or 18%, for the 2006 year, achieved primarily through new product offerings and expanded market coverage. BPA-Harbridge offers their clients daily valuation, actuarial and employee benefit consulting services on a national basis from offices in Upstate New York and Pittsburgh. BPA-Harbridge revenue of $11.2 million in 2005 was $2.0 million higher than prior year results, driven by enhanced service offerings to both new and existing clients, a portion of which relates to new actuarial determinations required by certain state and federal healthcare programs.

Personal trust generated revenue growth of $210,000, or 10.5%, in 2006, achieved primarily through the generation of estate settlement fees. CISI generated revenue growth of $117,000, or 3.1%, in 2006 primarily through the addition of new financial consultants. Revenue at Nottingham declined $238,000, or 16%, during 2006 as it transitioned to a new management team, a new name and the broadening of its product offerings. In 2005 personal trust had positive revenue growth of $154,000 or, 8.3%, achieved through new client relationships and the investment of additional assets by established clients. CISI and Nottingham were negatively impacted in 2005 by the challenging retail investment market conditions. Revenues in 2005 were down $323,000, or 17.6%, and $106,000, or 2.7%, at Nottingham and CISI, respectively, as compared to 2004.

Assets under management and administration at the Company’s financial services businesses rose considerably over the last two years reaching $3.2 billion at the end of 2006, compared to $2.5 billion at year-end 2005 and $2.2 billion at year-end 2004. Market-driven gains in equity-based assets were augmented by attraction of new client assets. BPA in particular was very successful at growing its asset base, as demonstrated by a $549 million, or 40%, increase in its assets under administration during 2006.

Excluding debt extinguishments costs, the total financial services group contributed $4.6 million (excluding allocation of indirect corporate expense), or 8.7%, of the Company’s pre-tax income in 2006, reflecting nearly a 21% operating margin. In 2005, financial services’ contribution, excluding nonrecurring retirement charges was $2.9 million, or 4.1%, of total pre-tax income, with a margin of 15%. The higher earnings in 2006 were the result of increased revenues at BPA-Harbridge and personal trust combined with expense reduction activities. The increase in percentage contribution was primarily due to growth in the financial services businesses in 2006, combined with the decline in banking net interest income.

In the fourth quarter of 2006, the Company incurred a $2.4 million charge related to the early redemption of its $30 million, 9.75% fixed-rate trust preferred obligations, which included a premium call provision at 4.54%. There were no gains or losses on security transactions in 2006 as compared to gains of $12.2 million in 2005 and $72,000 in 2004, as the Company took advantage of market conditions in 2005 to sell certain securities in order to shorten the average length of the portfolio and maximize their expected total return. Securities sold included $173.2 million of U.S. Treasury and Agency securities, $46.1 million of AAA-rated obligations of state and political subdivisions, and $24.4 million of investment grade corporate bonds. The corresponding gains recognized on these sales were $7.0 million, $2.2 million and $3.0 million, respectively.

The security and debt gains and losses taken over the last three years are illustrative of the Company’s active management of its investment portfolio and external borrowings to achieve a desirable total return through the combination of net interest income, transaction gains/losses and changes in market value across financial market cycles, as well as achieving an appropriate interest-rate sensitivity profile in changing rate environments.

Operating Expenses

As shown in Table 7, operating expenses declined $0.2 million, or 0.1%, in 2006 to $127.2 million. Excluding special charges/acquisition expenses, operating expenses were up $2.1 million, or 1.7%, in 2006, primarily attributable to the effect of adopting SFAS 123(R), increased business development and marketing expenses, and operating expenses related to the acquisitions of Elmira and ONB, partially offset by lower amortization of intangible assets. Operating expenses for 2006 as a percent of average assets were 2.99%, consistent with 2005 and 13 basis points above the 2.86% in 2004. The increase in this ratio for 2005 was principally due to the reduction in the size of the investment portfolio, the special charge related to certain early retirement actions as well as more robust business development and marketing programs.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding special charges/acquisition expenses and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses). Lower ratios are often correlated to higher efficiency. In 2006 the efficiency ratio increased 3.1 percentage points to 59.9% due to a 2.7% increase in operating expenses and a 5.5% decline in net interest income having a greater impact than a 6.8% increase in noninterest income (excluding net securities gains and debt extinguishments costs). The efficiency ratio for 2005 was 4.0 percentage points higher than the 52.8% ratio for 2004 due to similar reasons, with 5.9% higher operating expenses and 1.6% lower net operating income.

Table 7: Operating Expenses

	Years Ended December 31,

(000’s omitted)	2006	2005	2004

Salaries and employee benefits	$65,497	$65,059	$61,146
Stock option expense	1,848	0	0
Occupancy and equipment	17,884	17,756	16,745
Data processing and communications	13,178	13,565	13,972
Amortization of intangible assets	6,027	7,125	7,414
Legal and professional fees	4,351	4,540	4,566
Office supplies and postage	4,035	3,804	3,722
Business development and marketing	4,007	2,771	2,003
Foreclosed property	858	1,312	994
Special charges/acquisition expenses	647	2,943	1,704
Other	8,871	8,514	7,633

Total operating expenses	$127,203	$127,389	$119,899

Operating expenses/average assets	2.99%	2.99%	2.86%
Efficiency ratio	59.9%	56.8%	52.8%

Salaries and benefits increased $0.4 million or 0.6% in 2006 as a result of $0.5 million related to the acquisitions of Elmira in August and ONB in December and $0.6 million related to higher retirement plan expense, partially offset by higher deferred loan origination costs. Stock option expense of $1.8 million relates to the adoption of SFAS 123(R), which required the recognition of expense based on the fair value of the options on the grant date. Higher personnel expenses accounted for 52% of 2005’s increase in operating costs, primarily the result of the First Heritage and Dansville acquisitions in 2004. The remainder of the increase in personnel expense reflects higher benefit costs and merit increases. Total full-time equivalent staff at the end of 2006 was 1,352 compared to 1,299 at December 31, 2005 and 1,301 at the end of 2004.

Medical expenses declined 2.6% in 2006 as a result of proactive claims management, lower utilization, and a change in plan administrators. Medical expenses were up in 2005 due to a general rise in the cost of medical care, administration and insurance, as well as a greater number of insured employees. In 2006 qualified and nonqualified pension expense decreased $1.0 million due to the special charge taken in 2005 related to certain early retirement actions. Qualified and nonqualified pension expenses increased in 2005 principally due to the special charge related to certain early retirement actions and a lower discount rate. The three assumptions that have the largest impact on the calculation of annual pension expense are the aforementioned discount rate, the rate applied to future compensation increases and the expected rate of return on plan assets. See Note K to the financial statements for further information concerning the pension plan.

Total non-personnel operating expense decreased $2.1 million or 1.7% in 2006. Excluding special charges/acquisition expense, nonpersonnel expenses were consistent with 2005’s level. As displayed in Table 7, this was largely caused by higher business development and marketing (up $1.2 million), other expenses (up $0.4 million), office and supplies (up $0.2 million), and occupancy and equipment expense (up $0.1 million), partially offset by decreases in amortization of intangible assts (down $1.1 million), foreclosed property (down $0.5 million) and data processing and communication expense (down $0.4 million). Business and marketing costs were up mostly due to the initiation of a bankwide deposit generation program. A majority of the remaining increase in nonpersonnel operating costs is attributable to $0.3 million of expenses added as a result of the Elmira and ONB acquisitions in the second half of 2006. The amortization of intangibles decreased as certain core deposit and customer relationship intangibles arising from prior acquisitions became fully amortized.

The Company successfully managed all aspects of its operating expense structure for 2006, resulting in operating expenses excluding special charges/acquisitions, the effect of adopting SFAS 123(R), and costs associated with the acquisitions decreasing slightly as compared to the year earlier period. During 2006, the Company consolidated three of its branch offices into nearby sister branches. This realignment will reduce market overlap and further strengthen its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive strategic decision making.

Total nonpersonnel expenses increased $3.9 million, or 6.4%, in 2005 from 2004. Excluding acquisition-related expenses, nonpersonnel expenses were up $2.3 million, or 4.1%, from 2004’s level. This increase was largely caused by higher occupancy and equipment expense (up $1.0 million), business development and marketing (up $0.8 million), foreclosed property (up $0.3 million), and other expenses (up $0.9 million), partially offset by decreases in data processing and communication expense (down $0.4 million) and amortization of intangible assets (down $0.3 million). The increase in occupancy and equipment in 2005 was mainly due to incremental costs from recently acquired facilities, expenses arising from renovations and repairs, the effect of higher rates and severe weather on maintenance and utilities expenses, and the general increase in property taxes in many of the municipalities in which we operate. Business development and marketing costs were up due to a more robust marketing strategy in 2005. The majority of the increase in other expenses relates to higher overdraft charge-offs as a result of higher transaction volume and certain fixed asset write-downs. Data processing and communications costs have decreased due to certain contract renegotiations, the assimilation of the 2004 acquisitions, and other vendor management programs.

Special charges/acquisition expenses totaled $0.6 million in 2006, down $2.3 million from $2.9 million in 2005. The 2006 special charge relates to early retirement of certain long-service employees and acquisition expenses of $0.3 million. The 2005 special charge relates to the early retirement of certain long-service executives and includes severance and certain benefit plan enhancements. Acquisition expenses totaled $1.7 million in 2004 comprised of severance and employee benefits of $1.0 million and legal, consulting and system conversion costs of $0.7 million.

Income Taxes

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items. Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 59. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2006 decreased by 2.2 percentage points to 23.7%. The lower effective tax rate for 2006 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans. The effective tax rate for 2005 increased by 1.0 percentage point to 25.9%. This increase was due to a larger proportion of income from fully taxable sources, primarily the gains from the sale of investment securities versus the prior year period.

Capital

Shareholders’ equity ended 2006 at $461.5 million, up $3.9 million, or 0.9%, from one year earlier. This increase reflects net income of $38.4 million and $7.5 million from the issuance of shares through employee stock plans. These increases were partially offset by common stock dividends declared of $23.3 million, treasury share purchases of $5.5 million and a $13.1 million decrease in other comprehensive loss. The other comprehensive loss is comprised of a $9.9 million charge for the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), a $3.6 million decline in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio), partially offset by a $0.5 million increase in the fair value of interest rate swaps. The adoption of SFAS 158 required that the funded status of all defined benefit pension and postretirement plans be recorded as an asset or liability on the Company’s consolidated statement of condition with a corresponding offset, net of taxes recorded in accumulated other comprehensive income within shareholders’ equity. Excluding accumulated other comprehensive income in both 2006 and 2005, capital rose by $17.1 million, or 3.8%. Shares outstanding increased by 63,000 during the year, comprised of 322,000 added through employee stock plans, offset by the purchase of 259,000 treasury shares.

The Company’s ratio of Tier 1 capital to assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 124 basis points at year-end 2006 to 8.81%. This was due primarily to the capital-building contribution from the issuance of trust-preferred securities in December 2006, partially offset by the increase in average assets due primarily to the Elmira and ONB acquisitions. The tangible equity/tangible assets ratio was 5.07% at the end of 2006 versus 5.93% one year earlier. The decline was due to a 7.4% decrease in tangible equity as a result of increased levels of intangible assets from the acquisitions and the implementation of SFAS 158 as well as an 8.2% increase in tangible assets due to organic and acquired growth. The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2006 of $23.3 million represented an increase of 4.6% over the prior year. This growth was mostly a result of dividends per share of $0.78 for 2006 increasing from $0.74 in 2005, a result of quarterly dividends per share being raised from $0.19 to $0.20 (+5.3%) in the third quarter of 2006 and from $0.18 to $0.19 (+5.6%) in the third quarter of 2005. Additionally the increase in dollar amount of dividends declared rose because of a slight increase in the number of shares outstanding during the year, primarily a result of the issuance of shares through employee stock plans, partially offset by treasury stock purchases in 2006. The dividend payout ratio for this year was 60.7% compared to 43.9% in 2005, and 40.9% in 2004. The significant change in 2006 is a result of the aforementioned increase in dividends declared combined with a 24% decrease in net income.

Liquidity

Liquidity risk is measured by the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss. The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position is critical. Given the uncertain nature of our customers’ demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, the Federal Home Loan Bank, and Federal Reserve Bank. Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit, and brokered CD relationships.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2006, this ratio was 13.5% and 13.3% for the respective time periods, excluding the Company’s capacity to borrow additional funds from the Federal Home Loan Bank and other sources, as compared to the Bank policy that requires a minimum of 7.5%. There is currently $122 million in additional Federal Home Loan Bank borrowing capacity based on the Company’s year-end collateral levels. Additionally, the Company has $11 million in unused capacity at the Federal Reserve Bank and $100 million in unused capacity from unsecured lines of credit with other correspondent banks.

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

Though remote, the possibility of a funding crisis exists at all financial institutions and, therefore, must be planned for. Management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors and the Company’s Asset/Liability Management Committee. The plan addresses those actions the Company would take in response to both a short-term and long-term funding crisis.

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

Intangible Assets

Intangible assets at the end of 2006 of $246.1 million increased $21.3 million from the prior year-end due to $27.3 million of additional intangible assets arising from the acquisitions of Elmira and ONB, offset by $6.0 million of amortization during the year.

Intangible assets consist of goodwill, core deposit value and customer relationships arising from acquisitions. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2006 amounted to $220 million, comprised of $209 million related to banking acquisitions and $11 million arising from the acquisition of financial services businesses. Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill. The Company completed its goodwill impairment analyses during 2006 and 2005 and no adjustments were necessary. The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators. Management believes that there is a low probability of future impairment with regard to the goodwill associated with whole-bank and branch acquisitions. The performance of Nottingham weakened subsequent to its acquisition in 2000 as a result of adverse market conditions, however, its performance stabilized in 2004 as market conditions improved. As a result of margin compression and minimal growth, operating revenues declined in 2005 and 2006. Additionally, certain organizational and structural changes were made late in 2005 and 2006 that will decrease operating expenses without a reduction in service capacity. Additionally, in the third quarter Nottingham completed its re-branding efforts that included changing its name from Elias Asset Management to Nottingham, to underscore the enhanced product and service offerings it has recently developed. The Company expects these changes will result in improved operating performance for Nottingham in the future. However, additional declines in Nottingham’s operating results may cause future impairment to its recorded goodwill of $7.3 million.

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

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000’s omitted)	2006	2005	2004	2003	2002

Consumer mortgage	$912,505	$815,463	$801,069	$739,318	$510,040
Business lending	960,034	819,605	831,244	689,436	629,874
Consumer installment	829,033	776,729	726,155	699,774	667,028

Gross loans	2,701,572	2,411,797	2,358,468	2,128,528	1,806,942
Less: unearned discount	14	28	48	82	116

Net loans	2,701,558	2,411,769	2,358,420	2,128,446	1,806,826
Allowance for loans	36,313	32,581	31,778	29,095	26,331

Loans, net of allowance for loan losses	$2,665,245	$2,379,188	$2,326,642	$2,099,351	$1,780,495

As disclosed in Table 8 above, gross loans outstanding reached a record level of $2.7 billion as of year-end 2006, up $289.8 million or 12.0% compared to twelve months earlier. The acquisition of Elmira and ONB accounted for $242.5 million of the growth. Excluding the impact of these acquisitions, total loans rose $47.3 million or 2.0%. All of the organic loan growth was produced in the consumer mortgage and installment lines of business, with small declines experienced in business lending.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2002 and 2006 was 10.6% comprised of approximately 3.4% organic growth, with the remainder coming from whole bank and branch acquisitions. The greatest overall expansion occurred in the consumer mortgage segment, which grew at a 16% CAGR (including the impact of acquisitions) over that time frame. The consumer mortgage growth was primarily driven by record mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches in that time period. As a consequence, the consumer mortgages segment accounted for 34% of the total loan portfolio at year-end 2006 versus 28% at the end of 2002. Consumer installment loans, largely borrowings originated in automobile, marine and recreational vehicle dealerships experienced a compounded annual growth rate of 10.8% over the last 5 years. Business lending grew at a compounded annual growth rate of 9.7% from 2002 to 2006.

The weighting of retail lending in the Company’s loan portfolio enables it to be highly diversified. Approximately 64% of loans outstanding at the end of 2006 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis. The commercial portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2006: real estate development (23%), healthcare (9%), general services (9%), motor vehicle and parts dealers (6%), construction (5%), agriculture (6%), restaurant & lodging (5%), retail trade (7%), manufacturing (6%) and wholesale trade (5%). A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 19%. Since August 2006, the mix of loans has become more weighted towards business lending due to the high proportion of commercial loans in Elmira’s portfolio.

The consumer mortgage segment of the Company’s loan portfolio is comprised of fixed (91%) and adjustable rate (9%) residential lending. Consumer mortgages increased $97.0 million or 11.9% in 2006. Excluding the impact of the Elmira and ONB acquisitions, this segment was up $17.0 million or 2.1% in 2006. During the last several years, record levels of refinancing activity were driven by mortgage rates that were at or near 40-year lows. Consumer mortgage growth has slowed in 2006 and 2005 compared to the prior years, as the pace of refinancing slowed after an extended period of elevated demand in the low-rate environment. Growth in the consumer mortgage portfolio would have been 15.8% if the sale of $31.4 million of longer-term, fixed-rate mortgages in the secondary market had not been conducted. These mortgages were sold in the secondary market to improve the Company’s interest rate risk position.

The combined total of general-purpose business lending, dealer floor plans and mortgages on commercial property is characterized as the Company’s business lending activity. The business-lending portfolio increased $140.4 million or 17.1% in 2006. Excluding the impact of the Elmira and ONB acquisitions, this segment declined $3.1 million or less than 1%. Growth in commercial mortgage and business line of credit activity during the year has more than offset a planned and managed decline in automotive dealer floor plans outstanding. The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.

Consumer installment loans, both those originated directly (such as personal loans and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), rose $52.3 million or 6.7% from one year ago. Excluding the impact of the Elmira and ONB acquisitions, this segment increased $33.4 million or 4.3%. Continued moderate interest rates by historical standards, aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive strong growth in this segment over the last three years.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2006:

Table 9: Maturity Distribution of Business and Construction Loans (1)

(000’s omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years

Commercial, financial and agricultural	$315,502	$441,711	$178,943
Real estate - construction	23,946	0	0

Total	$339,448	$441,711	$178,943

Fixed or predetermined interest rates	$132,899	$262,812	$46,125
Floating or adjustable interest rates	206,549	178,899	132,818

Total	$339,448	$441,711	$178,943

(1)       Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The following table presents information concerning nonperforming assets:

Table 10: Nonperforming Assets

(000’s omitted)	2006	2005	2004	2003	2002

Nonaccrual loans	$10,107	$10,857	$11,798	$11,940	$9,754
Accruing loans 90+ days delinquent	1,207	1,075	1,158	1,307	1,890
Restructured loans	1,275	1,375	0	28	43

Total nonperforming loans	12,589	13,307	12,956	13,275	11,687
Other real estate	1,838	1,048	1,645	1,077	704

Total nonperforming assets	$14,427	$14,355	$14,601	$14,352	$12,391

Allowance for loan losses to total loans	1.34%	1.35%	1.35%	1.37%	1.46%
Allowance for loan losses to nonperforming loans	288%	245%	245%	219%	225%
Nonperforming loans to total loans	0.47%	0.55%	0.55%	0.62%	0.65%
Nonperforming assets to total loans and other real estate	0.53%	0.59%	0.62%	0.67%	0.69%

The Company places a loan on nonaccrual status when the loan becomes ninety days past due or sooner, if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 2006 at $12.6 million, down approximately $0.7 million or 5.4% from one year earlier. The ratio of nonperforming loans to total loans decreased eight basis points from the prior year to 0.47%. The ratio of nonperforming assets (which includes troubled debt restructuring and other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.53% at year-end 2006, down six basis points from one-year earlier. The improvement was driven by improvements in the economy, enhanced collection and recovery efforts, and the charge-off and disposition of certain problematic loans in prior years. Had nonaccrual loans for the year ended December 31, 2006 been current in accordance with their original terms, additional interest income of approximately $1.0 million would have been recorded. At year-end 2006, the Company was managing 23 OREO properties with a value of $1.8 million as compared to 15 OREO properties at a value of $1.0 million a year earlier.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.33% of total loans outstanding versus 1.46% at the end of 2005. As of year-end 2006, total delinquency ratios for commercial loans, consumer loans, and real estate mortgages were 1.62%, 1.33%, and 1.03%, respectively. These measures were 1.80%, 1.57% and 1.02%, respectively, as of December 31, 2005. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to look at this ratio over a longer period. The total average quarter-end delinquency ratio for 2006 was 1.24% versus 1.40% in 2005.

The changes in the allowance for loan losses for the last five years is as follows:

Table 11: Allowance for Loan Loss Activity

	Years Ended December 31,

(000’s omitted except for ratios)	2006	2005	2004	2003	2002

Allowance for loan losses at beginning of period	$32,581	$31,778	$29,095	$26,331	$23,901

Charge-offs:
Business lending	3,787	2,639	3,621	5,521	5,071
Consumer mortgage	344	522	535	239	221
Consumer installment	5,902	8,071	7,624	7,351	6,723

Total charge-offs	10,033	11,232	11,780	13,111	12,015

Recoveries:
Business lending	930	730	871	417	281
Consumer mortgage	107	142	48	78	119
Consumer installment	2,925	2,629	2,437	2,353	1,823

Total recoveries	3,962	3,501	3,356	2,848	2,223

Net charge-offs	6,071	7,731	8,424	10,263	9,792
Provision for loan losses	6,585	8,534	8,750	11,195	12,222
Allowance on acquired loans (1)	3,218	0	2,357	1,832	0

Allowance for loan losses at end of period	$36,313	$32,581	$31,778	$29,095	$26,331

Amount of loans outstanding at end of period	$2,701,558	$2,411,769	$2,358,420	$2,128,446	$1,806,826
Daily average amount of loans (net of unearned discount)	2,514,173	2,374,832	2,264,791	1,885,541	1,759,500

Net charge-offs to average loans outstanding	0.24%	0.33%	0.37%	0.54%	0.56%

(1)	This reserve addition is attributable to loans acquired from Elmira and ONB in 2006, First Heritage Bank in 2004, and Peoples Bankcorp Inc. and Grange National Banc Corp in 2003.

As displayed in Table 11 above, total net charge-offs in 2006 were $6.1 million, down $1.7 million from the prior year, principally due to significantly improved results in the consumer installment lending portfolio, offset by increased net charge-offs in the business lending portfolio. Net charge-offs in 2005 were $0.7 million below 2004’s level, benefiting from improved results in the business-lending portfolio. A prolonged period of economic weakness in our markets from late 2000 through early 2003 impacted the net charge-off levels in both 2002 and 2003, with the greatest impact being realized in the business loan segment.

Due to the significant increases in average loan balances over time due to acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers a more meaningful representation of asset quality trends. The net charge-off ratio for 2006 was down nine basis points from last year to 0.24%. This year’s ratio benefited from improved gross charge-off and recovery performance. Gross charge-offs as a percentage of average loans dropped seven basis points to 0.40% in 2006. Enhanced recovery efforts were evidenced by recoveries of $4.0 million, representing 37% of average gross charge-offs for the latest two years, compared to 30% in 2005.

Business loan net charge-offs increased in 2006, totaling $2.9 million or 0.33% of average business loans outstanding versus $1.9 million or 0.23% in 2005. The primary reason for the increased net charge-off ratio for business loans were three commercial relationships in the auto industry. Consumer installment loan net charge-offs decreased to $3.0 million this year from $5.4 million in 2005, and the 2006 net charge-off ratio decreased 35 basis points to 0.37% due to improved collection efforts and underwriting processes. Consumer mortgage net charge-offs declined $0.1 million to $0.2 million in 2006, and the net charge-off ratio declined two basis points to 0.03%.

All the primary asset quality metrics deteriorated in 2002 and these conditions continued into 2003. This was principally due to the weakened economic conditions in the Company’s markets, and was manifested most strongly in the business loan portfolio. Based on almost all measurements, the asset quality profile of the Company began to improve in 2003 in conjunction with gradually improving economic conditions and strengthened credit administration and loan review resources. Significant changes and enhancements were made to lending and credit administration functions in 2003 and have continued through 2006. These improvements contributed significantly to the positive credit management performance in over the last three years.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the allowance for loan loss adequacy on a quarterly basis. The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.

Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. Impaired loans greater than $0.5 million are evaluated for specific loan loss allocations, as defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Consumer mortgages and consumer installment loans are considered smaller balance homogeneous loans and are evaluated collectively. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the four main loan segments: commercial, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest three years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations). The second calculation is qualitative and takes into consideration five major factors affecting the level of loan loss risk: portfolio risk migration patterns (internal credit quality trends); the growth of the segments of the loan portfolio; economic and business environment trends in the Company’s markets (includes review of bankruptcy, unemployment, population, consumer spending and regulatory trends); industry, geographical and product concentrations in the portfolio; and the perceived effectiveness of managerial resources and lending practices and policies. These two allowance calculations are added together to determine the general loan loss allocation. The allowance levels computed from the specific and general loan loss allocation methods are combined to derive the necessary allowance for loan loss to be reflected on the Consolidated Statement of Condition.

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

The allowance for loan loss was increased to $36.3 million at year-end 2006 from $32.6 million at the end of 2005. The $3.7 million increase was primarily due to the $242 million additional loans from the Elmira and ONB acquisitions as well as $47 million of organic loan growth, while the Company’s asset quality profile remained favorable. The ratio of the allowance for loan loss to total loans decreased one basis point to 1.34% for year-end 2006 as compared to 1.35% for year end 2005 and 2004 primarily due to acquired loans. Management believes the year-end 2006 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision of $6.6 million in 2006 decreased by $1.9 million or 23% as a result of management’s assessment of the probable losses in the loan portfolio, and the reduced level of charge-offs in 2006, as discussed above. The loan loss provision as a percentage of average loans decreased from 0.36% in 2005 to 0.26% this year in most part due to the improving asset quality trends. The loan loss provision covered net charge-offs by 108% this year versus 110% in 2005, reflective of the reduced level of charge-offs this year.

The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated, as well as the percentage of loans in each category to total loans. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Table 12: Allowance for Loan Losses by Loan Type

	2006		2005		2004		2003		2002

(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix

Consumer mortgage	$3,519	33.8%	$2,991	33.8%	$1,810	34.0%	$1,724	34.7%	$479	28.2%
Business lending	17,700	35.5%	15,917	34.0%	16,439	35.2%	15,549	32.4%	16,765	34.9%
Consumer installment	10,258	30.7%	12,005	32.2%	11,487	30.8%	11,112	32.9%	8,978	36.9%
Unallocated	4,836		1,668		2,042		710		109

Total	$36,313	100.0%	$32,581	100.0%	$31,778	100.0%	$29,095	100.0%	$26,331	100.0%

As demonstrated in Table 12 above and discussed previously, business lending by its nature carries a higher credit risk than consumer mortgage or consumer direct and indirect, and as a result a disproportionate amount of the allowance for loan losses is deemed necessary for this portfolio. For 2006 the proportion of the allowance for loan losses allocated to consumer direct and indirect declined 8.6 percentage points, as a result of the favorable net charge-off performance over the last year.

The unallocated allowance increased from $1.7 million in 2005 to $4.8 million in 2006. As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio not reflected in the historical loss ratios, model imprecision and for the acquired loan portfolios, including Elmira and ONB, which historically have included loans underwritten with less conservative underwriting standards.

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

The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 13: Average Deposits

	2006		2005		2004

(000’s omitted, except rates)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest-bearing demand deposits	$567,500	0.00%	$585,913	0.00%	$553,867	0.00%
Interest-bearing demand deposits	346,618	0.44%	309,617	0.25%	300,377	0.24%
Regular savings deposits	465,058	0.76%	511,907	0.67%	524,425	0.66%
Money market deposits	337,560	2.00%	354,294	1.34%	306,112	0.72%
Time deposits	1,348,167	3.69%	1,214,719	2.78%	1,188,625	2.37%

Total deposits	$3,064,903	2.01%	$2,976,450	1.44%	$2,873,406	1.20%

As displayed in Table 13 above, total average deposits for 2006 equaled $3.06 billion, up $88.5 million or 3.0% from the prior year. Excluding the average deposits acquired from Elmira and ONB in 2006, average deposits increased $35.8 million or 1.2%. Average deposits in 2005 were up $103 million or 3.6% from 2004. This increase was principally the result of deposits obtained through the First Heritage and Dansville acquisitions in the second and fourth quarter of 2004, respectively.

The Company’s funding composition continues to benefit from a high level of IPC deposits, which reached an all-time high in 2006 with an average balance of $2.83 billion, an increase of $56.0 million or 2.0% over the comparable 2005 period. This was largely due to the $52 million in IPC deposits added in conjunction with the acquisitions of Elmira and ONB in August and December, respectively. IPC deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities rose $32.5 million or 16% during 2006, with the Elmira and ONB acquisitions accounting for $0.5 million of the increase. The Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, management considers this source of funding to be similar to external borrowings. As such, the Company generally prices the time deposit portion of this funding source consistent with alternative external borrowing rates.

The mix of average deposits in 2006 changed slightly in comparison to 2005. The weightings of interest checking and time deposits increased from their 2005 levels, while noninterest bearing demand deposit, savings, and money market weightings decreased. This change in deposit mix reflects new product introductions, proactive marketing and increasing yields on time deposit accounts throughout the year. The average balance for time deposit accounts increased from 40.8% of the total deposits in 2005 to 44.0% of total deposits this year. This shift in mix, combined with increased interest rates on all deposit products caused the cost of interest bearing deposits to rise 2.46% in 2006, as compared to 1.79% in 2005 and 1.49% in 2004.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

Table 14: Time Deposit > $100,000 Maturities

(000’s omitted)	2006	2005

Less than three months	$92,930	$104,029
Three months to six months	40,358	36,538
Six months to one year	77,581	70,482
Over one year	54,915	37,190

Total	$265,784	$248,239

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York and Federal Reserve Bank of New York, as well as access to the repurchase market through established relationships with primary market security dealers. The Company also had approximately $158 million in fixed and floating-rate subordinated debt outstanding at the end of 2006 that is held by unconsolidated subsidiary trusts. In December 2006 the Company completed a sale of $75 million of trust preferred securities. The securities mature on December 15, 2036 at an annual rate equal to the three month LIBOR rate plus 1.65%. The net proceeds of the offering will be used by the Company for general corporate purposes including the early call of $30 million of fixed-rate trust preferred securities in early 2007. At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate obligation for a term of five years at a fixed rate of 6.43%.

External borrowings averaged $672 million or 18% of total funding sources for all of 2006 as compared to $761 million or 20% of total funding sources for 2005. As shown in Table 15 on page 33, at year-end 2006, $186 million or 23% of external borrowings had remaining terms of one year or less, down considerably from $649 million or 71% at the end of 2004. This change in external funding mix is the result of not fully reinvesting the cash flows from the sales and maturities of investments in the current flat yield curve environment, and instead using the funds to pay down short-term borrowings.

As displayed in Table 4 on page 19, the overall mix of funding has shifted in 2006. The percentage of funding derived from deposits increased to 82% in 2006 from 80% in 2005 and 78% in 2004. FHLB borrowings decreased during 2005 and early 2006 as cash flows from the maturity of investments were used to reduce short-term borrowings. Additionally, the Company took advantage of the low interest rates in 2006 and converted $150 million of FHLB short term borrowings to long term instruments with two or three year convertible features. At December 31, 2006, borrowings are up $152.4 million from December 31, 2005, primarily due to the $75 million of new trust preferred securities as well as approximately $50 million of long term borrowings acquired in the Elmira and ONB transactions.

The following table summarizes the outstanding balance of short-term borrowings of the Company as of December 31:

Table 15: Short-term Borrowings

(000’s omitted, except rates)	2006	2005	2004

Federal funds purchased	$0	$36,300	$13,200
Term borrowings at banks
90 days or less	20,300	55,000	465,000
Over 90 days	135,000	100,000	171,000
Commercial loans sold with recourse	143	190	74
Subordinated debt held by unconsolidated subsidiary trusts	30,928	0	0

Balance at end of period	$186,371	$191,490	$649,274

Daily average during the year	$144,043	$366,775	$442,287
Maximum month-end balance	$192,000	$552,500	$649,274
Weighted average rate during the year	3.83%	3.07%	1.64%
Weighted average year-end rate	4.90%	3.67%	2.51%

The following table shows the maturities of various contractual obligations as of December 31, 2006:

Table 16: Maturities of Contractual Obligations

(000’s omitted)	Maturing Within One Year or Less	Maturing After One Year but Within Three Years	Maturing After Three Years but Within Five Years	Maturing After Five Years	Total

Federal Home Loan Bank advances	$155,300	$24,756	$180,803	$286,127	$646,986
Subordinated debt held by unconsolidated subsidiary trusts	30,928	0	0	127,086	158,014
Commercial loans sold with recourse	143	0	11	341	495
Purchase obligations, primarily premises and equipment	2,430	0	0	0	2,430
Operating leases	2,291	2,916	2,229	3,466	10,902

Total	$191,092	$27,672	$183,043	$417,020	$818,827

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. The fair value of these commitments is immaterial for disclosure in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000’s omitted)	2006	2005

Commitments to extend credit	$443,367	$434,640
Standby letters of credit	10,082	25,638

Total	$453,449	$460,278

Investments

The objective of the Company’s investment portfolio is to hold low-risk, high-quality earning assets that provide favorable returns and provide another effective tool to actively manage its asset/liability position to maximize future net interest income opportunities. This must be accomplished within the following constraints: (a) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (b) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities; (c) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (d) generating a favorable return without undue compromise of the other requirements.

The Company executed a number of sales strategies during 2005, with a focus on maximizing the total return performance of the portfolio. During 2005 sales of U.S. Treasury and Agency securities, AAA rated obligations of state and political subdivisions, and investment grade corporate bonds were $173.2 million, $46.1 million and $24.4 million, respectively. The corresponding pre-tax gains on investment securities recognized on these sales were $7.0 million, $2.2 million and $3.0 million, respectively. All proceeds from these sales were used to repay short-term borrowings from the Federal Home Loan Bank of New York. During 2006, the investment portfolio has continued to decline due to the contractual runoff of securities. Cash flows from the maturing securities have been used to pay down short-term borrowings and the excess has been invested in short-term interest bearing cash equivalents, as the long-term investments alternatives are not attractive in the current flat yield curve environment.

As displayed in Table 18 below, the book value of the Company’s investment portfolio decreased $67.9 million or 5.3% during the year to $1.221 billion. Investment maturities and limited new investment opportunities in the current flat yield curve environment were the primary reasons for this decline in balance. As of December 31, 2006 the expected life-to-maturity of the portfolio was 4.7 years versus 5.3 years as of December 31, 2005. Average investment balances (book value basis) for 2006 decreased $142.3 million or 10.1% versus the prior year. Investment interest income in 2006 was $7.0 million or 9.8% lower than the prior year as a result of the lower average balances in the portfolio, partially offset by a one basis point increase in the average investment yield from 6.03% to 6.04%.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds insured by third parties. As of year-end 2006, these four AAA-rated (highest possible rating) security types accounted for 95% of the portfolio’s total book value. These four security types comprised 96% of total investments as of December 31, 2005.

Eighty-eight percent of the investment portfolio was classified as available-for-sale at year-end 2006 versus 89% at the end of 2005. The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2006 was $7.8 million, down $5.9 million from one year earlier. This decline reflects the maturing of securities, as well as increasing market interest rates during the intervening period.

The following table sets forth the amortized cost and market value for the Company’s investment securities portfolio:

Table 18: Investment Securities

	2006		2005		2004

(000’s omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$127,200	$124,020	$127,345	$124,326	$127,490	$125,906
Obligations of state and political subdivisions	7,242	7,257	5,709	5,735	6,576	6,694
Other securities	11,417	11,417	9,451	9,451	3,578	3,578

Total held-to-maturity portfolio	145,859	142,694	142,505	139,512	137,644	136,178

Available-for-Sale Portfolio:
U.S. treasury and agency securities	372,706	370,787	420,062	420,808	630,058	650,767
Obligations of state and political subdivisions	502,677	514,647	519,661	532,708	545,992	573,845
Corporate debt securities	35,603	35,080	35,744	35,559	40,443	43,898
Collateralized mortgage obligations	43,768	43,107	78,710	78,468	70,986	72,444
Mortgage-backed securities	76,266	75,181	53,019	53,363	50,347	52,664

Subtotal	1,031,020	1,038,802	1,107,196	1,120,906	1,337,826	1,393,618
Equity securities (1)	34,028	34,028	29,841	29,841	43,515	43,515
Federal Reserve Bank common stock	10,582	10,582	9,865	9,865	9,856	9,856

Total available-for-sale portfolio	1,075,630	1,083,412	1,146,902	1,160,612	1,391,197	1,446,989

Net unrealized gain on available-for-sale portfolio	7,782	0	13,710	0	55,792	0

Total	$1,229,271	$1,226,106	$1,303,117	$1,300,124	$1,584,633	$1,583,167

(1)	Includes $32,717, $28,791 and $42,480 of FHLB common stock at December 31, 2006, 2005, and 2004, respectively.

The following table sets forth as of December 31, 2006, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

Table 19: Maturities of Investment Securities

(000’s omitted, except rates)	Maturing Within One Year or Less	Maturing After One Year but Within Five Years	Maturing After Five Years but Within Ten Years	Maturing After Ten Years	Total Amortized Cost/Book Value

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$0	$0	$112,200	$15,000	$127,200
Obligations of state and political subdivisions	5,465	1,747	30	0	7,242
Other securities	0	0	96	11,321	11,417

Total held-to-maturity portfolio	$5,465	$1,747	$112,326	$26,321	$145,859

Weighted Average Yield (1)	4.39%	5.14%	5.01%	5.19%	5.02%

Available-for-Sale Portfolio:
U.S. treasury and agency securities	$11,107	$103,508	$186,046	$72,045	$372,706
Obligations of state and political subdivisions	3,915	116,140	235,244	147,378	502,677
Corporate debt securities	0	17,476	18,127	0	35,603
Collateralized mortgage obligations (2)	0	920	17,783	25,065	43,768
Mortgage-backed securities (2)	203	629	7,187	68,247	76,266

Total available-for-sale portfolio	$15,225	$238,673	$464,387	$312,735	$1,031,020

Weighted Average Yield (1)	5.11%	4.62%	4.87%	5.45%	4.99%

(1)	Weighted average yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

(2)

Mortgage-backed securities and collateralized mortgage obligations are listed based on the contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

Impact of Inflation and Changing Prices

The Company’s financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular real estate.

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 51 for additional accounting pronouncements.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements. Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control). Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (1) risks related to credit quality, interest rate sensitivity and liquidity; (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business; (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (4) inflation, interest rate, market and monetary fluctuations; (5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (6) changes in consumer spending, borrowing and savings habits; (7) technological changes; (8) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith; (9) the ability to maintain and increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States; (11) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (12) the costs and effects of litigation and of any adverse outcome in such litigation; (13) other risk factors outlined in the Company’s filings with the Securities and Exchange Commission from time to time; and (14) the success of the Company at managing the risks of the foregoing.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although more than a third of the securities portfolio at year-end 2006 was invested in municipal bonds, management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. The Company also believes that it has an insignificant amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AAA-rated (highest possible rating). The Company does not have any material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company’s asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Committee (“ALCO”), which meets each month. The committee is made up of the Company’s senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.

Asset/Liability Management

The primary objective of the Company’s asset/liability management process is to maximize earnings and return on capital within acceptable levels of risk. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools that enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tools used by the Company in managing interest rate risk are the income simulation model and economic value of equity modeling.

Interest Rate Risk

Interest rate risk (“IRR”) can result from the timing differences in the maturity/repricing of an institution’s assets, liabilities, and off-balance sheet contracts; the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; and differences in the behavior of lending and funding rates, sometimes referred to as basis risk; an example of basis risk would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

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

It is the Company’s objective to manage its exposure to interest rate risk, bearing in mind that it will always be in the business of taking on rate risk and that rate risk immunization is not possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may net interest margin be reduced.

Income Simulation

Income simulation is tested on a wide variety of balance sheet and treasury yield curve scenarios. The simulation projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from management’s outlook, as are the assumptions used for new loan yields and deposit rates. Loan prepayment speeds are based on a combination of current industry averages and internal historical prepayments. Balance sheet and yield curve assumptions are analyzed and reviewed by the ALCO Committee regularly.

The following table reflects the Company’s one-year net interest income sensitivity, using December 31, 2006 asset and liability levels as a starting point.

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

Net Interest Income Sensitivity Model

	Calculated increase (decrease) in Projected Net Interest Income at December 31

Changes in Interest Rates	2006	2005

+200 basis points	$(668,000)	$330,000
-100 basis points	($1,155,000)	($535,000)

In the 2006 model, both the rising and falling rate environments reflect a reduction in net interest income (“NII”) from a flat rate environment. Initially, the rising rate environment reflects a decrease in NII from a flat rate environment largely due to short-term capital market borrowings repricing as rates rise. Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates. In a falling rate environment, NII decreases as a result of assets repricing faster than liabilities.

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

Management uses a “value of equity” model to supplement the modeling technique described above. Those supplemental analyses are based on discounted cash flows associated with on and off-balance sheet financial instruments. Such analyses are modeled to reflect changes in interest rates and shifts in the maturity curve of interest rates and provide management with a long-term interest rate risk metric.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent auditor’s reports of Community Bank System, Inc. are contained on pages 41 through 70 of this item.

•	Consolidated Statements of Condition, December 31, 2006 and 2005

•	Consolidated Statements of Income, Years ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Changes in Shareholders’ Equity, Years ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Comprehensive Income, Years ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Cash Flows, Years ended December 31, 2006, 2005, and 2004

•	Notes to Consolidated Financial Statements, December 31, 2006

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2006 and 2005 are contained on page 73.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,

	2006	2005

Assets:
Cash and cash equivalents	$232,032	$114,605

Available-for-sale investment securities	1,083,412	1,160,612
Held-to-maturity investment securities	145,859	142,505

Total investment securities (fair value of $1,226,107 and $1,300,124, respectively)	1,229,271	1,303,117

Loans	2,701,558	2,411,769
Allowance for loan losses	(36,313)	(32,581)

Net loans	2,665,245	2,379,188

Core deposit intangibles, net	24,665	28,147
Goodwill	220,290	195,195
Other intangibles, net	1,181	1,536

Intangible assets, net	246,136	224,878

Premises and equipment, net	66,199	65,175
Accrued interest receivable	26,797	24,753
Other assets	32,117	40,813

Total assets	$4,497,797	$4,152,529

Liabilities:
Noninterest bearing deposits	$578,951	$601,082
Interest bearing deposits	2,589,348	2,382,425

Total deposits	3,168,299	2,983,507
Federal funds purchased	0	36,300
Borrowings	647,481	536,288
Subordinated debt held by unconsolidated subsidiary trusts	158,014	80,502
Accrued interest and other liabilities	62,475	58,337

Total liabilities	4,036,269	3,694,934

Commitments and contingencies (See Note N)

Shareholders’ equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 50,000,000 shares authorized; 32,773,320 and 32,450,563 shares issued in 2006 and 2005, respectively	32,773	32,451
Additional paid-in capital	203,197	196,312
Retained earnings	291,871	276,809
Accumulated other comprehensive (loss)/income	(4,697)	8,420
Treasury stock, at cost (2,753,161 and 2,493,711 shares, respectively)	(61,616)	(56,074)
Employee stock plan – unearned	0	(323)

Total shareholders’ equity	461,528	457,595

Total liabilities and shareholders’ equity	$4,497,797	$4,152,529

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,

	2006	2005	2004

Interest income:
Interest and fees on loans	$167,113	$147,608	$137,077
Interest and dividends on taxable investments	41,869	48,543	52,796
Interest and dividends on nontaxable investments	22,919	23,293	22,974

Total interest income	231,901	219,444	212,847

Interest expense:
Interest on deposits	61,544	42,752	34,587
Interest on short-term borrowings	5,513	11,249	7,242
Interest on subordinated debt held by unconsolidated subsidiary trusts	8,022	6,676	5,750
Interest on long-term borrowings	22,013	14,895	14,173

Total interest expense	97,092	75,572	61,752

Net interest income	134,809	143,872	151,095
Less: provision for loan losses	6,585	8,534	8,750

Net interest income after provision for loan losses	128,224	135,338	142,345

Noninterest income:
Deposit service fees	28,348	27,108	25,149
Other banking services	2,730	2,793	2,431
Trust, investment and asset management fees	7,396	7,307	7,583
Benefit plan administration, consulting and actuarial fees	13,205	11,193	9,158
Gain (loss) on investment securities & debt extinguishments	(2,403)	12,195	72

Total noninterest income	49,276	60,596	44,393

Operating expenses:
Salaries and employee benefits	67,103	65,059	61,146
Occupancy and equipment	17,884	17,756	16,745
Data processing and communications	13,178	13,565	13,972
Amortization of intangible assets	6,027	7,125	7,414
Legal and professional fees	4,593	4,540	4,566
Office supplies and postage	4,035	3,804	3,722
Business development and marketing	4,007	2,771	2,003
Special charges/acquisition expenses	647	2,943	1,704
Other	9,729	9,826	8,627

Total operating expenses	127,203	127,389	119,899

Income before income taxes	50,297	68,545	66,839
Income taxes	11,920	17,740	16,643

Net income	$38,377	$50,805	$50,196

Basic earnings per share	$1.28	$1.68	$1.68
Diluted earnings per share	$1.26	$1.65	$1.64
Dividends declared per share	$0.78	$0.74	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2004, 2005 and 2006
(In Thousands, Except Share Data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Employee Stock Plan -Unearned	Total
	Common Stock

	Shares Outstanding	Amount Issued

Balance at December 31, 2003	28,330,312	$28,747	$130,066	$218,628	$35,958	($8,490)	($81)	$404,828
Net income				50,196				50,196
Other comprehensive loss, net of tax					(1,758)			(1,758)
Dividends declared:
Common, $0.68 per share				(20,529)				(20,529)
Common stock issued under employee stock plan, including tax benefits of $3,165	702,766	703	8,576				(398)	8,881
Stock and options issued for acquisition	2,592,213	2,592	52,127					54,719
Treasury stock purchased	(983,700)					(21,709)		(21,709)

Balance at December 31, 2004	30,641,591	$32,042	$190,769	$248,295	$34,200	($30,199)	($479)	$474,628
Net income				50,805				50,805
Other comprehensive loss, net of tax					(25,780)			(25,780)
Dividends declared:
Common, $0.74 per share				(22,291)				(22,291)
Common stock issued under employee stock plan, including tax benefits of $1,369	408,972	409	5,543				156	6,108
Treasury stock purchased	(1,093,711)					(25,875)		(25,875)

Balance at December 31, 2005	29,956,852	$32,451	$196,312	$276,809	$8,420	($56,074)	($323)	$457,595
Net income				38,377				38,377
Other comprehensive loss, net of tax					(3,226)			(3,226)
Adjustment for initial adoption of SFAS 158					(9,891)			(9,891)
Dividends declared:
Common, $0.78 per share				(23,315)				(23,315)
Common stock issued under employee stock plan, including tax benefits of $936	322,757	322	5,024				161	7,530

Stock-based compensation			2,023
Treasury stock purchased	(259,450)					(5,542)		(5,542)
Reclassification of unearned restricted stock awards to additional paid-in capital in accordance with SFAS 123(R)			(162)				162

Balance at December 31, 2006	30,020,159	$32,773	$203,197	$291,871	($4,697)	($61,616)	($0)	$461,528

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,

	2006	2005	2004

Change in minimum pension liability adjustment	($118)	$0	$0
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships	750	0	0
Unrealized (losses) gains on securities:
Unrealized holding losses arising during period	(5,928)	(29,887)	(3,031)
Reclassification adjustment for (gains) losses included in net income	0	(12,195)	(72)

Other comprehensive loss, before tax	(5,296)	(42,082)	(3,103)
Income tax benefit related to other comprehensive loss	2,070	16,302	1,345

Other comprehensive loss, net of tax	(3,226)	(25,780)	(1,758)
Net income	38,377	50,805	50,196

Comprehensive income	$35,151	$25,025	$48,438

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, except Share Data)

	Years Ended December 31,

	2006	2005	2004

Operating activities:
Net income	$38,377	$50,805	$50,196
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,613	8,616	8,025
Amortization of intangible assets	6,027	7,125	7,414
Net amortization of premiums and discounts on securities and loans	1,094	1,066	1,392
Amortization of unearned compensation and discount on subordinated debt	160	288	439
Provision for loan losses	6,585	8,534	8,750
Provision for deferred taxes	(999)	(519)	1,286
(Gain) loss on investment securities and debt extinguishments	2,403	(12,195)	(72)
Loss (gain) on loans and other assets	(116)	(15)	211
Proceeds from the sale of loans held for sale	31,567	3,329	0
Origination of loans held for sale	(31,446)	(3,320)	0
Excess tax benefits from share-based payment arrangements	(420)	0	0
Change in other operating assets and liabilities	11,256	8,251	7,971

Net cash provided by operating activities	73,101	71,965	85,612

Investing activities:
Proceeds from sales of available-for-sale investment securities	37,866	324,752	51,889
Proceeds from maturities of held-to-maturity investment securities	5,950	4,984	4,852
Proceeds from maturities of available-for-sale investment securities	121,949	116,835	127,222
Purchases of held-to-maturity investment securities	(9,449)	(9,991)	(3,991)
Purchases of available-for-sale investment securities	(78,776)	(186,037)	(395,434)
Net increase in loans	(39,347)	(61,060)	(26,268)
Cash received (paid) for acquisition, net of cash (paid) acquired of $29,831, $0, ($7,023)	(26,989)	0	21,939
Capital expenditures	(6,494)	(10,275)	(7,377)

Net cash provided by (utilized in) investing activities	4,710	179,208	(227,168)

Financing activities:
Net change in demand deposits, NOW accounts, and savings accounts	(43,652)	(19,906)	25,152
Net change in time deposits	7,203	75,889	(66,203)
Net change in federal funds purchased	(36,300)	23,100	(23,100)
Net change in short-term borrowings	(35,100)	(313,000)	87,328
Change in long-term borrowings (net of payments of $1,283, $290 and $177)	171,037	22,423	168,865
Issuance of common stock	4,571	4,507	5,344
Purchase of treasury stock	(5,542)	(25,874)	(21,709)
Cash dividends paid	(23,021)	(22,112)	(19,543)
Other financing activities	0	0	(96)
Tax benefits from share-based payment arrangements	420	0	0

Net cash (utilized in) provided by financing activities	39,616	(254,973)	156,038

Change in cash and cash equivalents	117,427	(3,800)	14,482
Cash and cash equivalents at beginning of year	114,605	118,405	103,923

Cash and cash equivalents at end of year	$232,032	$114,605	$118,405

Supplemental disclosures of cash flow information:
Cash paid for interest	$95,529	$73,899	$59,644
Cash paid for income taxes	7,266	15,452	9,422
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	5,989	5,695	5,515
Gross change in unrealized gains on available-for-sale investment securities	(5,928)	(42,082)	(3,103)
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	273,588	0	258,416
Fair value of liabilities assumed	273,884	0	268,611
Common stock and options issued	0	0	54,719

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. (the “Company”) is a single bank holding company which wholly-owns five consolidated subsidiaries: Community Bank, N.A. (the “Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”) and Town & Country Agency LLC (“T&C”). BPAS owns two subsidiaries, Benefit Plans Administrative Services LLC and Harbridge Consulting Group LLC. BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC and FJRC are inactive companies. The Company also wholly-owns four unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note H).

The Bank operates 128 customer facilities throughout 23 counties of Upstate New York and five counties of Northeastern Pennsylvania offering a range of commercial and retail banking services. The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”) and Brilie Corporation (“Brilie”). CISI provides broker-dealer and investment advisory services. TMC provides cash management, investment, and treasury services to the Bank. PFC primarily is an investor in residential real estate loans. Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking-related services to the Pennsylvania branches of the Bank. Brilie invests in a partnership that develops land for resale as residential housing.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Financial Accounting Standards Board Interpretation 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities (VIE) provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss or receives a majority of the entity’s residual returns or both. The Company’s wholly owned subsidiaries Community Capital Trusts I through IV are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of theses entities are not included in the Company’s consolidated financial statements.

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

Risk and Uncertainties

In the normal course of its business, the Company encounters economic and regulatory risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects potential changes in the value of collateral underlying loans, the fair value of investment securities, and loans held for sale.

The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

Revenue Recognition

The Company recognizes income on an accrual basis. CISI recognizes fee income when investment and insurance products are sold to customers. Nottingham provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed. Revenue from BPA’s administration and recordkeeping services is recognized ratably over the service contract period. Revenue from consulting and actuarial services is recognized when services are rendered. All inter-company revenue and expense among related entities are eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and highly liquid investments with original maturities of less than ninety days. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment Securities

The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of applicable income taxes. None of the Company’s investment securities has been classified as trading securities. Equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as other expense.

The specific identification method is used in determining the realized gains and losses on sales of investment securities. Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity, estimated life, or earliest call date of the related security.

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Derivative Financial Instruments

The Company utilizes interest rate swap agreements, considered to be cash flow hedges, as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of interest-bearing liabilities. Under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as amended, all derivative instruments are required to be carried at fair value on the balance sheet.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the cash flow hedge. If it is determined that a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

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

Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Unearned discount on installment loans is recognized as income over the term of the loan, principally by the interest method. Nonrefundable loan fees and related direct costs are included in the loan balances and are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method. Premiums and discounts on purchased loans are amortized on an accelerated method over the life of the loans.

Impaired and Other Nonaccrual Loans

The Company places a loan on nonaccrual status when the loan becomes ninety days past due (or sooner, if management concludes collection is doubtful), except when, in the opinion of management, it is well-collateralized and in the process of collection. A loan may be placed on nonaccrual status earlier than ninety days past due if there is deterioration in the financial position of the borrower or if other conditions of the loan so warrant. When a loan is placed on nonaccrual status, uncollected accrued interest is reversed against interest income and the deferral and amortization of nonrefundable loan fees and related direct costs is discontinued. Interest income during the period the loan is on nonaccrual status is recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when management determines that the borrower’s performance has improved and that both principal and interest are collectible. This generally requires a sustained period of timely principal and interest payments.

Commercial loans greater than $500,000 are evaluated individually for impairment in accordance with FASB No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral-dependent.

The Company’s charge-off policy by loan type is as follows:

•

Commercial loans are generally charged-off to the extent outstanding principal exceeds the fair value of estimated proceeds from collection efforts, including liquidation of collateral. The charge-off is recognized when the loss becomes reasonably quantifiable.

•

Consumer installment loans are generally charged-off to the extent outstanding principal balance exceeds the fair value of collateral, and are recognized by the end of the month in which the loan becomes 120 days past due.

•

Loans secured by 1-4 family residential real estate are generally charged-off to the extent outstanding principal exceeds the fair value of the property, and are recognized when the loan becomes 180 days past due.

Allowance for Loan Losses

Management continually evaluates the credit quality of the Company’s loan portfolio, and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management’s best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is subjective in nature and requires significant estimates. The Company’s allowance methodology consists of two broad components, general and specific loan loss allocations.

The general loan loss allocation is composed of two calculations that are computed on four main loan segments: commercial, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest three years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations). The second calculation is qualitative and takes into consideration five major factors affecting the level of loan loss risk: portfolio risk migration patterns (internal credit quality trends); the growth of the segments of the loan portfolio; economic and business environment trends in the Company’s markets (includes review of bankruptcy, unemployment, population, consumer spending and regulatory trends); industry, geographical and product concentrations in the portfolio; and the perceived effectiveness of managerial resources and lending practices and policies. These two calculations are added together to determine the general loan loss allocation. The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest. Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan loss is charged to operations based on management’s periodic evaluation of factors previously mentioned.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Computer software costs that are capitalized only include external direct costs of obtaining and installing the software. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from five to ten years for equipment; three to five years for software and hardware; and 10 to 40 years for building and building improvements. Land improvements are depreciated over 15 years and leasehold improvements are amortized over the term of the respective lease plus any optional renewal periods that are reasonably assured or life of the asset if shorter. Maintenance and repairs are charged to expense as incurred.

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

Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance or fair value less estimated costs of disposal. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the asset at the time of transfer. Changes in value subsequent to transfer are recorded in operating expenses on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized as an expense on the date of sale. At December 31, 2006 and 2005, other real estate, included in other assets, amounted to $1,838,000 and $1,048,000, respectively.

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

Borrowings

The carrying amounts of federal funds purchased and short-term borrowings approximate their fair values. Fair values for long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings. Since the Company considers debt extinguishments to be a component of its interest rate risk management, any related gains or losses are not deemed extraordinary and are presented in the noninterest income section of the consolidated statements of income.

Treasury Stock

On December 15, 2004, the Board of Directors approved a twelve-month authorization to repurchase up to 500,000 of its outstanding shares in open market or privately negotiated transactions. All shares were repurchased as of February 23, 2005 at a cost of $11.9 million, or an average of $23.83 per share. On April 20, 2005 the Board of Directors authorized a twenty-month program to repurchase up to 1,500,000 shares of its outstanding shares. On December 20, 2006 the Company extended the program through December 31, 2008. As of December 31, 2006, the Company has repurchased 853,161 shares at an aggregate cost of $19.5 million, or $22.86 per share. The repurchases were for general corporate purposes, including those related to stock plan activities. On December 20, 2006 the Company announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions.

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable as well as deferred taxes that are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

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

As of December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). In accordance with SFAS 158, the Company recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its Consolidated Statement of Condition with a corresponding offset, net of taxes, recorded in Accumulated other comprehensive income within Shareholders Equity, resulting in an after-tax decrease in equity of $9.9 million (see Note K).

The following table summarizes the effects of adopting SFAS 158 on individual line items in the Consolidated Statement of Condition at December 31, 2006:

(000’s omitted)	Before application of SFAS 158	Adjustments	After application of SFAS 158

Assets:
Other assets	$44,062	$(11,945)	$32,117
Total assets	4,509,742	(11,945)	4,497,797

Liabilities:
Accrued interest and other liabilities	64,529	(2,054)	62,475
Total liabilities	4,038,323	(2,054)	4,036,269

Shareholders’ Equity:
Accumulated other comprehensive loss	5,194	(9,891)	(4,697)
Total shareholders’ equity	471,419	(9,891)	461,528

Assets Under Management or Administration

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company. Substantially all fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in noninterest income. Assets under management or administration at December 31, 2006 and 2005 were $3,154,000,000 and $2,506,000,000, respectively.

Advertising

Advertising costs amounting to approximately $2,093,000, $2,106,000 and $1,553,000 for the years ending December 31, 2006, 2005 and 2004, respectively, are nondirect response in nature and expensed as incurred.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which replaced the existing SFAS 123 and APB 25, Accounting for Stock Issued to Employees, (“APB25”). SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments’ fair value on the date of grant. The Company adopted this standard using the modified prospective method. Under this method, expense is recognized for awards that are granted, modified, or settled after December 31, 2005, as well as for unvested awards that were granted prior to January 1, 2006. Stock based compensation expense is recognized ratably over the requisite service period for all awards. The Company recognized incremental compensation expense of $1.8 million during the year (see Note L).

Fair Values of Financial Instruments

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The fair values of investment securities, loans, deposits, and borrowings have been disclosed in footnotes C, D, G, and H, respectively.

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS 156 is effective for the Company as of January 1, 2007. The Company does not believe that the adoption of SFAS 156 will materially impact our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of January 1, 2007. The Company does not believe that the adoption of FIN 48 will materially impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

NOTE B: ACQUISITIONS

Hand Benefits & Trust, Inc.

On February 22, 2007, the Company announced an agreement pursuant to which BPAS will acquire Hand Benefits & Trust, Inc. (HBT) in an all cash transaction. HBT is a Houston, Texas based provider of employee benefit plan administration and trust services. The acquisition is expected to close during the second quarter of 2007, pending customary regulatory approval.

TLNB Financial Corporation

On January 9, 2007, the Company announced an agreement to acquire TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.6 million. Based in Tupper Lake, N.Y., TLNB operates five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. On a consolidated basis, TLNB has approximately $100 million in assets and $87 million of deposits. The acquisition is expected to close during the second quarter of 2007, pending both customary regulatory and TLNB shareholder approval.

ONB Corporation

On December 1, 2006, the Company acquired ONB Corporation (“ONB”) in an all-cash transaction valued at approximately $16 million. ONB is the parent company of Ontario National Bank, a federally chartered national bank operating four branches in the villages of Clifton Springs, Phelps and Palmyra, New York. The results of ONB’s operations have been included in the consolidated financial statements since that date.

ES&L Bancorp

On August 11, 2006, the Company acquired ES&L Bancorp (“Elmira”), the parent company of Elmira Savings and Loan, F.A., a federally chartered thrift in an all-cash transaction valued at approximately $40 million. Elmira operated two branches in the cities of Elmira and Ithaca, New York. The results of Elmira’s operations have been included in the consolidated financial statements since that date.

Dansville Branch Acquisition

On December 3, 2004, the Company completed the purchase of a branch office in Dansville, N.Y. from HSBC Bank USA, N.A. with deposits of $32.6 million.

First Heritage Bank

On May 14, 2004, the Company acquired First Heritage Bank (“Heritage”), a closely held bank headquartered in Wilkes-Barre, PA with three branches in Luzerne County, Pennsylvania. First Heritage’s three branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. Consideration included 2,592,213 shares of common stock with a fair value of $52 million, employee stock options with a fair value of $3.0 million, and $7.0 million of cash (including capitalized acquisition costs of $1.0 million).

2006 Acquisition Summary

The purchase price allocation of the assets acquired and liabilities assumed, including capitalized acquisition costs, for all 2006 acquisitions is as follows:

(000’s omitted)

Cash and due from banks	$29,831
Investment securities	10,734
Loans, net of allowance for loan losses	253,281
Premises and equipment, net	3,148
Other assets	6,425
Core deposits intangibles	2,190
Goodwill	25,095

Total assets acquired	330,704

Deposits	221,241
Borrowings	52,576
Other liabilities	67

Total liabilities assumed	273,884

Net assets acquired	$56,820

NOTE C: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2006				2005

(000’s omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$127,200	$0	$3,180	124,020	$127,345	$38	$3,057	$124,326
Obligations of state and political subdivisions	7,242	26	11	7,257	5,709	44	18	5,735
Other securities	11,417	0	0	11,417	9,451	0	0	9,451

Total held-to-maturity portfolio	145,859	26	3,191	142,694	142,505	82	3,075	139,512

Available-for-Sale Portfolio:
U.S. treasury and agency securities	372,706	680	2,599	370,787	420,062	2,907	2,161	420,808
Obligations of state and political subdivisions	502,677	12,475	504	514,647	519,661	14,825	1,778	532,708
Corporate debt securities	35,603	447	971	35,080	35,744	515	700	35,559
Collateralized mortgage obligations	43,768	64	725	43,107	78,710	333	575	78,468
Mortgage-backed securities	76,266	374	1,459	75,181	53,019	906	562	53,363

Subtotal	1,031,020	14,040	6,258	1,038,802	1,107,196	19,486	5,776	1,120,906
Equity securities	44,610	0	0	44,610	39,706	0	0	39,706

Total available-for-sale portfolio	1,075,630	$14,040	$6,258	1,083,412	1,146,902	$19,486	$5,776	1,160,612

Net unrealized gain on available-for-sale portfolio	7,782			0	13,710			0

Total	$1,229,271			$1,226,106	$1,303,117			$1,300,124

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2006

	Less than 12 Months		12 Months or Longer		Total

(000’s omitted)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$21,933	$(267)	$102,087	$(2,913)	$124,020	$(3,180)
Obligations of state and political subdivisions	3,776	(10)	207	(1)	3,983	(11)

Total held-to-maturity portfolio	$25,709	$(277)	$102,294	$(2,914)	$128,003	$(3,191)

Available-for-Sale Portfolio:
U.S. treasury and agency securities	$28,918	$(106)	$170,691	$(2,493)	$199,609	$(2,599)
Obligations of state and political subdivisions	3,739	(14)	52,980	(490)	56,719	(504)
Corporate debt securities	2,970	(35)	23,649	(936)	26,619	(971)
Collateralized mortgage obligations	234	—	33,350	(725)	33,584	(725)
Mortgage-backed securities	40,659	(676)	13,867	(783)	54,526	(1,459)

Total available-for-sale portfolio	$76,520	$(831)	$294,537	$(5,427)	$371,057	$(6,258)

As of December 31, 2005

	Less than 12 Months		12 Months or Longer		Total

(000’s omitted)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$14,821	($179)	$87,122	($2,878)	$101,943	($3,057)
Obligations of state and political subdivisions	3,697	(18)	0	0	3,697	(18)

Total held-to-maturity portfolio	$18,518	($197)	$87,122	($2,878)	$105,640	($3,075)

Available-for-Sale Portfolio:
U.S. treasury and agency securities	$139,665	($1,590)	$22,176	($571)	$161,841	($2,161)
Obligations of state and political subdivisions	86,568	(1,592)	7,453	(186)	94,021	(1,778)
Corporate debt securities	23,902	(700)	0	0	23,902	(700)
Collateralized mortgage obligations	33,372	(346)	7,853	(229)	41,225	(575)
Mortgage-backed securities	12,874	(495)	1,730	(67)	14,604	(562)

Total available-for-sale portfolio	$296,381	($4,723)	$39,212	($1,053)	$335,593	($5,776)

Management does not believe any individual unrealized loss as of December 31, 2006 or 2005 represents an other than temporary impairment. The unrealized losses reported for the agency and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA and FHLMC and are currently rated AAA by Moody’s Investor Services and Standards & Poor. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale

(000’s omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value

Due in one year or less	$5,464	$5,458	$15,022	$14,969
Due after one through five years	1,747	1,768	237,125	237,240
Due after five years through ten years	112,327	109,875	439,416	442,988
Due after ten years	26,321	25,593	219,423	225,317

Subtotal	145,859	142,694	910,986	920,514
Collateralized mortgage obligations	0	0	43,768	43,107
Mortgage-backed securities	0	0	76,266	75,181

Total	$145,859	$142,694	$1,031,020	$1,038,802

Cash flow information on investment securities for the years ended December 31 is as follows:

(000’s omitted)	2006	2005	2004

Proceeds from the sales of investment securities	$0	$324,752	$51,889
Gross gains on sales of investment securities	0	12,205	187
Gross losses on sales of investment securities	0	10	115
Proceeds from the sales of mortgage-backed securities and CMO’s	0	0	3,679
Proceeds from the maturities of mortgage-backed securities and CMO’s	51,588	40,140	51,652
Purchases of mortgage-backed securities and CMO’s	40,712	51,142	$10,915

Investment securities with a carrying value of $670,506,000 and $622,861,000 at December 31, 2006 and 2005, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D: LOANS

Major classifications of loans at December 31 are summarized as follows:

(000’s omitted)	2006	2005

Consumer mortgage	$912,505	$815,463
Business lending	960,034	819,605
Consumer direct and indirect	829,033	776,729

Gross loans	2,701,572	2,411,797
Unearned discount	14	28

Net loans	2,701,558	2,411,769
Allowance for loan losses	36,313	32,581

Loans, net of allowance for loan losses	$2,665,245	$2,379,188

The estimated fair value of loans at December 31, 2006 and 2005 was $2.7 billion and $2.4 billion, respectively. Nonaccrual loans of $11,382,000 and $12,232,000 and accruing loans ninety days past due of $1,207,000 and $1,075,000 at December 31, 2006 and 2005, respectively, are included in net loans.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

(000’s omitted)	2006	2005

Balance at beginning of year	$28,369	$23,153
New loans	9,033	8,807
Payments	(2,490)	(3,591)

Balance at end of year	$34,912	$28,369

The Company sells consumer mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing right (MSR) is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. The Company stratifies these assets based on predominant risk characteristics, namely expected term of the underlying financial instruments, and uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization or fair value. Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2006	2005

Balance at beginning of period	$506	$458
Additions	124	2
Amortization	(377)	(216)
Obtained via acquisition	2,312	0

Carrying value before valuation allowance at end of period	2,565	244

Valuation allowance balance at beginning of period	(73)	(335)
Impairment charges	0	(121)
Impairment recoveries	73	383

Valuation allowance balance at end of period	0	(73)

Net carrying value at end of period	$2,638	$506

Fair value of MSRs at end of period	$2,640	$506

Unpaid principal balance of loans serviced by others	$333,521	$95,437

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2006	2005

Weighted-average life (in years)	20.9	19.3
Weighted-average constant prepayment rate (CPR)	13.0%	14.8%
Weighted-average discount rate	5.37%	5.23%

The following table summarizes the key economic assumptions used to estimate the fair value of MSRs capitalized during the year:

	2006	2005

Weighted-average life (in years)	28.48	30.0
Weighted-average constant prepayment rate (CPR)	12.53%	14.9%
Weighted-average discount rate	5.39%	5.26%

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $5,968,000 and $778,000 at December 31, 2006 and 2005, respectively.

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

(000’s omitted)	2006	2005	2004

Balance at beginning of year	$32,581	$31,778	$29,095
Provision for loan losses	6,585	8,534	8,750
Reserve on acquired loans	3,218	0	2,357
Charge offs	(10,033)	(11,232)	(11,780)
Recoveries	3,962	3,501	3,356

Balance at end of year	$36,313	$32,581	$31,778

As of December 31, 2006 and 2005, the Company had impaired loans of $2,563,000 and $5,948,000, respectively. The specifically allocated allowance for loan loss recognized on these impaired loans was $675,000 and $1,007,000 at December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005 the Company had average impaired loans of $2,303,000 and $6,068,000. Interest income recognized on these loans in 2006 and 2005 was $34,000 and $65,000, respectively. Included in total impaired loans at 2006 and 2005 was $1.3 million and $1.4 of restructured loans.

NOTE E: PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2006	2005

Land and land improvements	$10,277	$10,018
Bank premises owned	63,895	60,796
Equipment and construction in progress	51,443	46,013

Premises and equipment, gross	125,615	116,827
Less: Accumulated depreciation	(59,416)	(51,652)

Premises and equipment, net	$66,199	$65,175

NOTE F: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of December 31, 2006			As of December 31, 2005

(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Core deposit intangibles	$65,351	($40,686)	$24,665	$63,161	($35,014)	$28,147
Other intangibles	2,750	(1,569)	1,181	2,750	(1,214)	1,536

Total amortizing intangibles	68,101	(42,255)	25,846	65,911	(36,228)	29,683
Nonamortizing intangible assets:
Goodwill	220,290	0	220,290	195,195	0	195,195

Total intangible assets, net	$288,391	($42,255)	$246,136	$261,106	($36,228)	$224,878

The changes in the gross carrying amount of core deposit and goodwill relate to the 2006 acquisitions of Elmira and ONB. No goodwill impairment adjustments were recognized in 2006 or 2005.

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2007	$6,045
2008	5,677
2009	5,132
2010	3,258
2011	1,208
Thereafter	4,526

Total	$25,846

NOTE G: DEPOSITS

Deposits consist of the following at December 31:

(000’s omitted)	2006	2005

Demand	$578,951	$601,082
Interest checking	406,041	300,452
Savings	461,346	476,883
Money market	327,557	338,889
Time	1,394,404	1,266,201

Total deposits	$3,168,299	$2,983,507

The estimated fair value of deposit/liabilities at December 31, 2006 and 2005 was approximately $2.9 billion and $2.7 billion, respectively.

At December 31, 2006 and 2005, time certificates of deposit in denominations of $100,000 and greater totaled $265,784,000 and $248,239,000 respectively. The approximate maturities of time deposits at December 31, 2006 are as follows:

(000’s omitted)	Amount

2007	$1,003,420
2008	282,840
2009	52,264
2010	36,773
2011	18,490
Thereafter	617

Total	$1,394,404

NOTE H: BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2006	2005

Short-term borrowings:
Federal funds purchased	$0	$36,300
Federal Home Loan Bank advances	155,300	155,000
Commercial loans sold with recourse	143	190
Subordinated debt held by unconsolidated subsidiary trusts	30,928	0

Total short-term borrowings	186,371	191,490

Long-term borrowings:
Federal Home Loan Bank advances	491,686	380,000
Commercial loans sold with recourse	352	1,098
Subordinated debt held by unconsolidated subsidiary trusts, net of discount of $1,215 and $1,407	127,086	80,502

Total long-term borrowings	619,124	461,600

Total borrowings	$805,495	$653,090

The weighted-average interest rates on short-term borrowings for the years ended December 31, 2006 and 2005 were 3.83% and 3.07%, respectively. Federal Home Loan Bank advances are collateralized by a blanket lien on the Company’s residential real estate loan portfolio and various investment securities.

Long-term borrowings at December 31, 2006 have maturity dates as follows:

(000’s omitted, except rate)	Amount	Weighted Average Rate

January 17, 2008	418	2.76%
January 23, 2008 (callable)	10,000	5.44%
January 28, 2008 (callable)	5,000	5.48%
February 19, 2008	800	3.13%
February 19, 2008	526	2.70%
March 3, 2008	1,000	3.11%
March 19, 2008	1,000	2.88%
November 18, 2008	1,000	4.99%
March 19, 2009	1,000	3.29%
March 24, 2009	2,500	3.22%
October 1, 2009	512	6.28%
November 18, 2009	1,000	5.04%
January 19, 2010	818	3.35%
February 18, 2010	985	3.26%
April 14, 2010 (callable)	25,000	6.35%
September 27, 2010 (callable)	50,000	5.88%
October 12, 2010 (callable)	50,000	5.84%
November 1, 2010 (callable)	50,000	5.77%
November 18, 2010	1,000	5.09%
December 20, 2010	3,000	4.84%
July 1, 2011	11	3.00%
October 30, 2012	167	3.00%
January 17, 2013	1,127	4.00%
October 16, 2013	133	3.00%
November 23, 2014	41	2.75%
June 22, 2015 (callable)	50,000	3.62%
November 10, 2015 (callable)	75,000	4.24%
January 27, 2016	10,000	3.98%
May 19, 2016	100,000	4.72%
October 11, 2016	25,000	4.62%
October 11, 2016	25,000	4.35%
July 16, 2031 (callable)	25,160	9.30%
July 31, 2031 (callable)	24,606	8.96%
December 15, 2036	77,320	7.00%

Total	$619,124	5.51%

The estimated fair value of long-term borrowings at December 31, 2006 and 2005 was approximately $639.7 million and $505.1 million, respectively.

The Company sponsors four business trusts, Community Capital Trust I, Community Capital Trust II, Community Statutory Trust III, and Community Capital Trust IV of which 100% of the common stock is owned by the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

	Issuance Date	Amount	Interest Rate	Maturity Date	Call Provision	Call Price

I	2/3/1997	30,000	9.75%	2/03/2027	10 year beginning 2007	104.5400% declining to par in 2017
II	7/16/2001	25,000	6 month LIBOR plus 3.75% (9.30%)	7/16/2031	5 year beginning 2006	107.6875% declining to par in 2011
III	7/31/2001	24,450	3 month LIBOR plus 3.58% (8.96%)	7/31/2031	5 year beginning 2006	107.5000% declining to par in 2011
IV	12/8/2006	75,000	3 month LIBOR plus 1.65% (7.00%)	12/15/2036	5 year beginning 2012	Par

On December 8, 2006, the Company established Community Capital Trust IV, which completed the sale of $75 million of trust preferred securities. The net proceeds of the offering will be used by the Company for general corporate purposes including the early call of the $30 million fixed-rate trust preferred securities of Community Capital Trust I, in early 2007. At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%. A net gain of $27,000 was recognized for the interest rate swap agreement as of December 31, 2006, and was used to offset the interest expense for the trust preferred securities.

NOTE I: INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2006	2005	2004

Current:
Federal	$11,563	$15,838	$13,922
State	1,356	2,421	1,435
Deferred:
Federal	(1,198)	231	1,399
State	199	(750)	(113)

Provision for income taxes	$11,920	$17,740	$16,643

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000’s omitted)	2006	2005

Allowance for loan losses	$13,934	$10,892
Employee and director benefits	3,575	3,259
Pension	5,678	0
State tax credit carryforwards	1,016	1,394
Other	1,590	1,099

Deferred tax asset	25,793	16,644

Investment securities	5,214	7,052
Intangible assets	10,505	8,556
Loan origination costs	5,085	4,295
Depreciation	4,393	4,720
Pension	0	1,170
Mortgage servicing rights	1,012	194

Deferred tax liability	26,209	25,987

Net deferred tax liability	$416	$9,343

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(14.1)	(10.8)	(11.3)
State income taxes, net of federal benefit and other	2.8	1.7	1.2

Effective income tax rate	23.7%	25.9%	24.9%

The Company files a consolidated federal income tax return reflecting taxable income earned by all subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions (Elmira) the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with generally accepted accounting principles, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if the Company fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2006, the tax bad debt reserve for which no federal income taxes have been provided was approximately $2.7 million. No actions are planned that would cause this reserve to become wholly or partially taxable.

NOTE J: LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2006, the Bank had approximately $18,886,000 in undivided profits legally available for the payments of dividends.

In addition, the Federal Reserve Board and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

There are also statutory limits on the transfer of funds to the Company by its banking subsidiary, whether in the form of loans or other extensions of credit, investments or assets purchases. Such transfer by the Bank to the Company generally is limited in amount to 10% of the Bank’s capital and surplus, or 20% in the aggregate. Furthermore, such loans and extensions of credit are required to be collateralized in specific amounts.

NOTE K: BENEFIT PLANS

Pension and post-retirement plans

The Company provides defined benefit pension and other post-retirement health and life insurance benefits to qualified employees and retirees. Using a measurement date of December 31, the following table shows the funded status of the Company’s plans reconciled with amounts reported in the Company’s consolidated statements of condition:

	Pension Benefits		Post-retirement Benefits

(000’s omitted)	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at the beginning of year	$48,922	$47,613	$ 8,266	$ 6,370
Service cost	2,920	2,799	521	440
Interest cost	2,537	2,605	474	415
Participant contributions	0	0	376	336
Plan amendment/acquisition	1,234	1,585	25	760
Deferred actuarial loss	945	283	342	666
Benefits paid	(5,168)	(5,963)	(706)	(721)

Benefit obligation at end of year	51,390	48,922	9,298	8,266

Change in plan assets:
Fair value of plan assets at beginning of year	44,160	41,747	0	0
Actual return of plan assets	4,480	1,576	0	0
Participant contributions	0	0	376	336
Employer contributions	2,100	6,800	330	385
Plan acquisition	1,385	0	0	0
Benefits paid	(4,912)	(5,963)	(706)	(721)

Fair value of plan assets at end of year	47,213	44,160	0	0

Unfunded status	(4,177)	(4,762)	(9,298)	(8,266)
Unrecognized actuarial loss	N/A	16,116	N/A	2,069
Unrecognized prior service (benefit) cost	N/A	(1,239)	N/A	981

Unrecognized transition liability	N/A	0	N/A	287

Prepaid (accrued) benefit cost	$(4,177)	$10,115	($ 9,298)	($ 4,929)

The Company’s defined benefit pension plan includes a cash balance option. Participants in the plan as of December 31, 2003 were given an option to continue to have their benefits calculated under the traditional plan formula or have their benefits determined as an account balance under a cash balance formula. All new participants to the plan automatically participate in the cash balance option. As of December 31, 2005, the Company further amended its defined benefit pension plan and certain executive supplemental pension plans to provide special termination benefits to certain key employees. Additionally, in 2005 the plan was amended to provide for the payment of certain benefits formerly accrued and payable under the Deferred Compensation Plan for Certain Executive Employees. Effective January 1, 2005, the Company also amended its post-retirement medical plan to provide benefit coverage through a self-insured plan. Previously, coverage was provided through community-rated HMO plans.

The Company has unfunded supplemental pension plans for certain key executives. The projected benefit obligation and accrued benefit cost included in the preceding table related to these plans was $4,753,000 and $4,103,000 for 2006 and $3,032,000 and $3,020,000 for 2005, respectively. The benefit obligation for the defined benefit pension was $46,637,000 as of December 31, 2006. The accumulated benefit obligation for the defined benefit pension was $41,838,000 as of December 31, 2005.

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits

	2006	2005	2006	2005

Discount rate	5.60%	5.60%	5.60%	5.60%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits

(000’s omitted)	2006	2005	2004	2006	2005	2004

Service cost	$2,920	$2,799	$2,557	$521	$440	$311
Interest cost	2,537	2,605	2,433	474	415	325
Expected return on plan assets	(3,309)	(3,714)	(3,160)	0	0	0
Net amortization and deferral	1,163	1,271	1,066	107	77	37
Amortization of prior service cost	(31)	618	155	110	110	30
Amortization of transition (asset) obligation	0	0	0	41	41	41
Other expense	0	515	0	0	0	0

Net periodic benefit cost	$3,280	$4,094	$3,051	$1,253	$1,083	$744

Other expense represents a $515,000 adjustment recorded in the fourth quarter of 2005 to reflect special termination benefits associated with certain early retirement actions.

Prior service costs in which all or almost all of the plan’s participants are fully eligible for benefits under the plan are amortized on a straight-line basis over the expected future working years of all active plan participants. Prior service costs associated with transferring individual nonqualified plans are amortized on a straight-line basis over a three-year period. Unrecognized gains or losses are amortized using the “corridor approach”, which is the minimum amortization required by Statement of Financial Accounting Standards No. 87. Under the corridor approach, the net gain or loss in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the expected future working years of all active plan participants.

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits

	2006	2005	2004	2006	2005	2004

Discount rate	5.60%	5.60%	5.90%	5.60%	5.60%	5.90%
Expected return on plan assets	8.00%	8.75%	8.75%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

(000’s omitted)	Pension Benefits	Post-retirement Benefits

2007	3,023	407
2008	5,240	424
2009	5,577	482
2010	5,603	546
2011	6,830	612
2012-2016	$31,830	$ 3,897

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.

The asset allocation for the defined benefit pension plan as of December 31, by asset category, is as follows:

	2006	2005

Equity securities	73%	73%
Debt securities	22%	25%
Cash	5%	2%

Total	100%	100%

Plan assets include $3,105,000 (7%) and $2,052,000 (5%) of Community Bank System, Inc. stock at December 31, 2006 and 2005, respectively.

The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations. At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds. The Company’s perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking. Asset allocation favors equities, with a target allocation of approximately 75% equity securities, 20% fixed income securities and 5% cash. No more than 10% of the portfolio can be in stock of the Company. Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges. Prohibited transactions include purchase of securities on margin, uncovered call options, short sale transactions, and use of real estate, unlisted limited partnerships, derivative products or venture capital loans as fixed income investment vehicles.

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

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2006 was 9.75% for the pre-65 participants and 8.00% for the post-65 participants for medical costs and 11.00% for prescription drugs. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2013, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point increase in the trend rate would increase the service and interest cost components by $74,000 and increase the benefit obligation by $545,000. A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $65,000 and decrease the benefit obligation by $487,000.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with up to 6% being eligible for 50% matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees. The expense recognized under this plan for the years ended December 31, 2006, 2005 and 2004 was $1,750,000, $1,763,000 and $1,583,000, respectively.

Deferred Compensation Plan for Certain Executive Employees

The Company has a Deferred Compensation Plan for Certain Executive Employees in which participants may contribute up to 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan. Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan in the form of Company common stock. The expense recognized under this plan for the years ended December 31, 2006, 2005 and 2004 was $71,000, $201,000 and $159,000, respectively.

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2006 and 2005, the Company has recorded a liability of $6,557,000 and $6,320,000, respectively. The expense recognized under these plans for the years ended December 31, 2006, 2005, and 2004 was $934,000 $1,102,000 and $1,727,000, respectively.

Deferred Compensation Plan for Directors

Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director’s fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in his account. As of December 31, 2006 and 2005, there were 81,226 and 73,369 shares credited to the participants’ accounts, for which a liability of $1,499,000 and $1,311,000 was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2006, 2005 and 2004, was $251,000, $238,000, and $206,000, respectively.

Director Stock Balance Plan

The Company has a Stock Balance Plan for nonemployee directors who have completed six months of service. The Plan is a nonqualified, noncontributory defined benefit plan. The Plan provides benefits for service prior to January 1, 1996 based on a predetermined formula and benefits for service after January 1, 1996 based on the performance of the Company’s common stock. Participants become fully vested after six years of service. The directors can elect to receive offset stock options that may reduce the Company’s liability under the Plan. These options vest immediately and expire one year after the date the director retires or two years in the event of death. Benefits are payable in the form of cash and/or Company stock (as elected by the director) on January 1st of the year after the director retires from the Board. As of December 31, 2006 and 2005, the accrued pension liability was $452,000 and $297,000, respectively. The expense recognized under this plan for the years ended December 31, 2006, 2005 and 2004, was $50,000, $10,000 and $36,000, respectively. The expense and related liability were calculated using a dividend rate of 3.00%, stock price appreciation of 6.00%, and a discount rate of 5.6% for 2006, 2005, and 2004.

NOTE L: STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, retroactive stock appreciation rights. As of December 31, 2006, the Company has authorization to grant up to 3,019,000 additional shares of Company common stock for these instruments. The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period. Activity in this long-term incentive program is as follows:

	Stock Options		Restricted Stock

	Outstanding	Weighted Average Exercise Price of Shares	Outstanding	Weighted Average Grant Date Fair Value of Shares

December 31, 2004	2,400,932	$15.59	34,818	$23.07
Granted	579,484	24.33	3,197	23.84
Exercised	(417,824)	11.55	(16,921)	22.61
Forfeited	(16,902)	17.86	0	0

Outstanding at December 31, 2005	2,545,690	18.23	21,094	23.56
Granted	392,211	23.61	100	23.20
Exercised	(335,589)	14.27	(7,545)	23.08
Forfeited	(18,468)	22.82	(4,206)	24.38
Expired	(8,881)	15.73	0	0

Outstanding at December 31, 2006	2,574,963	19.54	9,443	23.66

Exercisable at December 31, 2006	1,720,798	$18.00	0	0

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2006:

		Options outstanding		Options exercisable

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Shares	Weighted Average Exercise Price

$2.58 – $7.75	19,040	$4.89	0.5	19,040	$4.89
$7.75 – $10.33	27,179	9.32	3.9	27,179	9.32
$10.33 – $12.91	289,361	12.13	3.7	289,361	12.13
$12.91 – $15.49	305,286	13.60	4.1	271,790	13.65
$15.49 – $18.07	531,678	16.29	6.3	434,949	16.42
$18.07 – $20.66	26,671	19.25	7.7	9,000	18.96
$20.66 – $23.24	183,961	22.99	10.8	163,734	23.02
$23.24 – $25.82	1,191,787	24.25	8.0	505,745	24.37

TOTAL	2,574,963	$19.54	6.8	1,720,798	$18.00

The weighted average remaining contractual term of outstanding and exercisable stock options at December 31, 2006 is 6.8 years and 6.3 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2006 is $50.3 million and $31.0 million, respectively.

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), on January 1, 2006 using the modified prospective method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS 123(R). Stock based compensation expense is recognized ratably over the requisite service period for all awards. Prior to the adoption of SFAS 123(R), the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of applying the provisions of SFAS 123(R) during 2006, the Company recognized stock-based compensation expense related to incentive and nonqualified stock options of $2.0 million and a related income tax benefit of $286,000. Compensation expense related to restricted stock recognized in the income statement for 2006 and 2005 was $62,000 and $233,000, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123(R) had been applied in 2005 and 2004:

(000’s omitted except per share amounts)	2005	2004

Net income, as reported	$50,805	$50,196
Plus: stock-based compensation expense as reported, net of tax	158	228
Less: stock-based compensation expense determined under fair value method, net of tax	(2,962)	(886)

Pro forma net income	$48,001	$49,538

Earnings per share:
As reported:
Basic	$1.68	$1.68
Diluted	$1.65	$1.64
Pro forma:
Basic	$1.58	$1.66
Diluted	$1.56	$1.61

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

	2006	2005	2004

Weighted Average Fair Value of Options Granted	$6.10	$6.26	$6.07
Assumptions:
Weighted-average expected life (in years)	7.78	7.70	7.43
Future dividend yield	3.00%	3.00%	3.00%
Share price volatility	26.46%	26.71%	27.02%
Weighted average risk-free interest rate	4.37%	4.26%	4.03%

Unrecognized stock based compensation expense related to nonvested stock options totaled $3.7 million at December 31, 2006, which will be recognized as expense over the next five years. The weighted average period over which this unrecognized expense would be recognized is 3.2 years. The total fair value of shares vested during 2006, 2005 and 2004 were $1.7 million, $3.9 million and $1.4 million, respectively.

During the twelve months ended December 31, 2006 and 2005, proceeds from stock option exercises totaled $4.5 million and $4.6 million, respectively, and the related windfall tax benefits from exercise were approximately $444,000 and $958,000, respectively. During the twelve months ended December 31, 2006 and 2005, 335,589 and 417,814 shares, respectively, were issued in connection with stock option exercise. All shares issued were new shares issued from available authorized shares. The total intrinsic value of options exercised during 2006, 2005 and 2004 were $2.8 million, $5.0 million and $10.9 million, respectively.

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

A summary of the status of the Company’s unvested stock awards as of December 31, 2006, and changes during the twelve months ended December 31, 2006, is presented below:

	Shares	Weighted Average grant date fair value

Unvested at January 1, 2006	806,303	$21.17
Awards	392,211	23.61
Cancellations	(18,468)	22.82
Deletions	(8,881)	15.73
Vestings	(317,000)	20.28

Unvested at December 31, 2006	854,165	$22.64

NOTE M: EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(000’s omitted, except per share data)	Income	Shares	Per Share Amount

Year Ended December 31,2006
Basic EPS	$38,377	29,976	$1.28
Stock options		416

Diluted EPS	$38,377	30,392	$1.26

Year Ended December 31,2005
Basic EPS	$50,805	30,294	$1.68
Stock options		544

Diluted EPS	$50,805	30,838	$1.65

Year Ended December 31,2004
Basic EPS	$50,196	29,916	$1.68
Stock options		754

Diluted EPS	$50,196	30,670	$1.64

There were 1,375,748, 831,351, and 424,594 anti-dilutive stock options outstanding for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE N: COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. These commitments consist principally of unused commercial and consumer credit lines. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness. The fair value of the standby letters of credit is immaterial for disclosure in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The contract amount of commitment and contingencies is as follows:

(000’s omitted)	2006	2005

Commitments to extend credit	$443,367	$434,640
Standby letters of credit	10,082	25,638

Total	$453,449	$460,278

The fair value of these financial instruments approximates their contract value.

The Company has unused lines of credit of $100,000,000 at December 31, 2006. The Company has unused borrowing capacity of approximately $121,529,000 through collateralized transactions with the Federal Home Loan Bank and $11,105,000 through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period of December 21, 2006 through January 3, 2007 was $31,202,000 of which $2,000,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $29,202,000 was represented by cash on hand.

NOTE O: LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $2,710,000, $2,661,000 and $2,486,000 in 2006, 2005 and 2004, respectively. The future minimum rental commitments as of December 31, 2006 for all noncancelable operating leases are as follows:

2007	$2,266
2008	1,553
2009	1,295
2010	1,182
2011	979
Thereafter	2,867

Total	$10,142

NOTE P: REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk weighted assets of 8%, and Tier I capital to risk weighted assets and Tier I capital to average assets of 4%. Management believes, as of December 31, 2006, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk weighted assets of 10%, Tier I capital to risk weighted assets of 6% and Tier I capital to average assets of 5%. There are no conditions or events since that notification that management believes have changed the institution’s category. In addition, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

	2006		2005

(000’s omitted)	Company	Bank	Company	Bank

Tier 1 capital to average assets
Amount	$367,175	$292,087	$296,154	$283,836
Ratio	8.81%	7.04%	7.57%	7.27%
Minimum required amount	$166,739	$166,034	$156,571	$156,241

Tier 1 capital to risk weighted assets
Amount	$367,175	$292,087	$296,154	$283,836
Ratio	14.22%	11.34%	12.39%	11.91%
Minimum required amount	$103,298	$103,015	$95,589	$95,346

Total core capital to risk weighted assets
Amount	$399,507	$324,331	$326,026	$313,631
Ratio	15.47%	12.59%	13.64%	13.16%
Minimum required amount	$206,597	$206,029	$191,178	$190,692

NOTE Q: PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 is as follows:

(000’s omitted)	2006	2005

Assets:
Cash and cash equivalents	$80,754	$17,247
Investment securities	5,320	2,885
Investment in and advances to subsidiaries	540,226	523,963
Other assets	4,801	2,850

Total assets	$631,101	$546,945

Liabilities and shareholders’ equity:
Accrued interest and other liabilities	$11,559	$8,848
Borrowings	158,014	80,502
Shareholders’ equity	461,528	457,595

Total liabilities and shareholders’ equity	$631,101	$546,945

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000’s omitted)	2006	2005	2004

Revenues:
Dividends from subsidiaries	$39,750	$55,000	$41,500
Interest and dividends on investments	236	204	179
Gain on sale of fixed asset	204	0	0
Other income	24	24	28

Total revenues	40,214	55,228	41,707

Expenses:
Interest on long-term notes and debentures	8,441	7,141	6,061
Loss on early debt extinguishment	1,498	0	0
Other expenses	124	45	13

Total expenses	10,063	7,186	6,074

Income before tax benefit and equity in undistributed net income of subsidiaries	30,151	48,042	35,633
Income tax benefit	2,299	1,801	1,461

Income before equity in undistributed net income of subsidiaries	32,450	49,843	37,094
Equity in undistributed net income of subsidiaries	5,927	962	13,102

Net income	$38,377	$50,805	$50,196

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000’s omitted)	2006	2005	2004

Operating activities:
Net income	$38,377	$50,805	$50,196
Gain on sale of fixed assets	(204)	—	—
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(5,927)	(962)	(13,102)
Net change in other assets and other liabilities	4,096	2,112	3,157

Net cash provided by operating activities	36,342	51,955	40,251

Investing activities:
Purchase of investment securities	(2,423)	—	—
Proceeds from sale of fixed assets	260	—	—
Capital contributions to subsidiaries	(24,000)	—	—

Net cash used in investing activities	(26,163)	—	—

Financing activities:
Net change in short-term borrowings	—	(3,000)	(17,000)
Proceeds for long-term borrowings	77,320	—	—
Issuance of common stock	4,571	4,507	5,344
Purchase of treasury stock	(5,542)	(25,875)	(21,709)
Cash dividends paid	(23,021)	(22,112)	(19,543)

Net cash (used) provided by financing activities	53,328	(46,480)	(52,908)

Change in cash and cash equivalents	63,507	5,475	(12,657)
Cash and cash equivalents at beginning of year	17,247	11,772	24,429

Cash and cash equivalents at end of year	$80,754	$17,247	$11,772

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,814	$6,838	$5,943
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$5,989	$5,695	$5,515

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Community Bank System, Inc.

By: /s/ Mark E. Tryniski

Mark E. Tryniski,
President, Chief Executive Officer and Director

By: /s/ Scott Kingsley

Scott Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Community Bank System, Inc.:

We have completed integrated audits of Community Bank System, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Bank Systems, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Syracuse, New York
March 12, 2007

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2006 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Net interest income	$33,723	$33,793	$33,609	$33,685	$134,810
Provision for loan losses	1,410	1,300	1,725	2,150	$6,585

Net interest income after provision for loan losses	32,313	32,493	31,884	31,535	128,225
Noninterest income	10,672	13,744	12,345	12,516	49,277
Operating expenses	32,720	31,840	31,207	31,435	127,202

Income before income taxes	10,265	14,397	13,022	12,616	50,300
Income taxes	2,112	3,517	3,137	3,154	11,920

Net income	$8,153	$10,880	$9,885	$9,462	$38,380

Basic earnings per share	$0.27	$0.36	$0.33	$0.32	$1.28
Diluted earnings per share	$0.27	$0.36	$0.33	$0.31	$1.26

2005 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Net interest income	$34,997	$35,046	$36,056	$37,702	$143,872
Provision for loan losses	2,250	2,275	2,134	1,875	$8,534

Net interest income after provision for loan losses	32,747	32,771	33,922	35,827	135,338
Noninterest income	12,661	18,441	16,606	12,959	60,596
Operating expenses	34,431	30,727	31,200	31,031	127,389

Income before income taxes	10,977	20,485	19,328	17,755	68,545
Income taxes	2,651	5,621	5,047	4,421	17,740

Net income	$8,326	$14,864	$14,281	$13,334	$50,805

Basic earnings per share	$0.28	$0.49	$0.47	$0.44	$1.68
Diluted earnings per share	$0.27	$0.48	$0.46	$0.43	$1.65

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a - 15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Management’s annual report on internal control over financial reporting is included under the heading “Report on Internal Control Over Financial Reporting” at Item 8 of this Annual Report on Form 10-K. The attestation report of the registered public accounting firm is included under the heading “Report of the Independent Registered Public Accounting Firm” at Item 8 of this Annual Report on Form 10-K.

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2006 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None

Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement. The information concerning executive officers of the Company required by this Item 10 is incorporated by reference to Item 4A of this Annual Report on Form 10-K. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the code of ethics is posted on the Company’s website at www.communitybankna.com, and is available free of charge in print to any person who requests it. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, the code of ethics that relates to certain elements thereof, by posting such information on its website referenced above. In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the section entitled “Compensation of Executive Officers” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the section entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the section entitled “Transactions with Management” in the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled “Audit Fees” in the Company’s Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Documents Filed

1.	The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

	-	Consolidated Statements of Condition,
December 31, 2006 and 2005

	-	Consolidated Statements of Income,
Years ended December 31, 2006, 2005, and 2004

	-	Consolidated Statements of Changes in Shareholders’ Equity,
Years ended December 31, 2006, 2005, and 2004

	-	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2006, 2005, and 2004

	-	Consolidated Statement of Cash Flows,
Years ended December 31, 2006, 2005, and 2004

	-	Notes to Consolidated Financial Statements,
December 31, 2006

	-	Report of Independent Registered Public Accounting Firm

	-	Quarterly selected data,
Years ended December 31, 2006 and 2005 (unaudited)

2.	Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

3.	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

2.1 Agreement and Plan of Merger, dated August 2, 2006, by and among Community Bank System, Inc., Seneca Acquisition Corp. and ONB Corporation. Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form10-Q filed on November 8, 2006 (Registration No. 001-13695).

2.2 Agreement and Plan of Merger dated April 20, 2006, by and among Community Bank System, Inc., ESL Acquisition Corp., and ES&L Bancorp., Inc. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 25, 2006 (Registration No. 001-13695).

2.3 Agreement and Plan of Merger, dated January 6, 2004 and amended March 11, 2004, by and among Community Bank System, Inc., Community Bank, N.A., and First Heritage Bank. Incorporated by reference to Annex A to the proxy statement/prospectus included in Registration Statement on Form S-4 filed on March 12, 2004, as amended (Registration No. 333-113581).

2.4 Amended and Restated Agreement and Plan of Merger, dated June 7, 2003, by and between Community Bank System, Inc. and Grange National Banc Corp. Incorporated by reference to Annex A to the proxy statement/prospectus included in the Registration Statement on Form S-4 filed on August 20, 2003, as amended (Registration No. 333-107949).

2.5 Agreement and Plan of Merger, dated May 6, 2003, by and among the Registrant, PB Acquisition Corp. and Peoples Bankcorp, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on May 8, 2003 (Registration No. 001-13695).

2.6 Agreement and Plan of Merger, dated November 29, 2000, by and between Community Bank System, Inc. and First Liberty Bank Corp. Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form 8-K filed on December 20, 2000 (Registration No. 001-13695).

2.7 Agreement regarding the Agreement and Plan of Merger, dated September 26, 2000, by and between Community Bank, N.A. and The Citizens National Bank of Malone. Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

2.8 Purchase and Assumption Agreement, dated December 6, 1994, by and between Community Bank System, Inc. and The Chase Manhattan Bank, N.A. Incorporated by reference to Exhibit No. 10.01 to the Registration Statement on Form S-2 filed on April 11, 1995 (Registration No. 033-58539).

3.1 Certificate of Incorporation of Community Bank System, Inc., as amended. Incorporated by reference to Exhibit No. 3.1 to the Registration Statement on Form S-4 filed on October 20, 2000 (Registration No. 333-48374).

3.2 Certificate of Amendment of Certificate of Incorporation of Community Bank System, Inc. Incorporated by reference to Exhibit No. 3.1 to the Quarterly Report on Form 10-Q filed on May 5, 2004 (Registration No. 001-13695).

3.3 Bylaws of Community Bank System, Inc., amended March 15, 2006. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on June 30, 2006. (Registration No. 001-13695)

4.1 Junior Subordinated Deferrable Interest Debentures, dated as February 3, 1997, by and between Community Bank System, Inc. and The Chase Manhattan Bank. Incorporated by reference to Exhibit No. 4.1 to the Registration Statement on Form S-4 filed on June 25, 1997 (Registration No. 333-30045).

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

10.1 Indenture dated as of December 8, 2006, between Community Bank System, Inc. and Wilmington Trust Company, as trustee. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.2 Amended and Restated Declaration of Trust dated as of December 8, 2006, among Community Bank System, Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Mark E. Tryniski, Scott A. Kingsley, and Joseph J. Lemchak as administrators. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.3 Guarantee Agreement dated as of December 8, 2006, between Community Bank System, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.4 Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.5 Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden. Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).**

10.6 Employment Agreement, effective March 8, 2004, by and between Community Bank System, Inc. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.4 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.7 Supplemental Retirement Plan Agreement, effective July 1, 2003, by and between Community Bank System Inc. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.8 Employment Agreement, effective August 2, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.3 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

10.9 Supplemental Retirement Plan Agreement, effective August 2, 2004, by and between Community Bank System Inc. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

10.10 Employment Agreement, effective August 1, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Brian D. Donahue. Incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

10.11 Employment Agreement, effective March 20, 2003, by and between Community Bank System, Inc. and James A. Wears. Incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.12 Supplemental Retirement Plan Agreement, effective February 1, 2004, by and between Community Bank System Inc. and James A. Wears. Incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.13 Employment Agreement, effective November 21, 2003, by and between Community Bank System, Inc. and Thomas A. McCullough. Incorporated by reference to Exhibit No. 10.10 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.14 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.15 Employment Agreement, effective May 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Steven R. Tokach. Incorporated by reference to Exhibit No. 10.2 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

10.16 Employment Agreement, effective September 1, 2002, by and between Community Bank System, Inc., Community Bank N.A. and Timothy J. Baker. Incorporated by reference to Exhibit No. 10.2 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

10.17 Change of Control Agreement, effective November 30, 2001 by and between Community Bank System, Inc., Community Bank N.A. and W. Valen McDaniel. **

10.18 Employment Agreement, effective September 1, 2002, by and between Community Bank System, Inc., Community Bank N.A. and Joseph J. Lemchak. Incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

10.19 Employment Agreement, effective October 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and J. David Clark. Incorporated by reference to Exhibit No. 10.3 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

10.20 Employment Agreement, effective May 15, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Robert P. Matley. **

10.21 Change of Control Agreement, effective August 20, 2002 by and between Community Bank System, Inc., Community Bank N.A. and J. Michael Wilson. **

10.22 2004 Long-Term Incentive Compensation Program. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2004 (Registration No. 001-13695). **

10.23 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.24 Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.25 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004. Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.26 Addendum to Employment Agreement, dated December 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A., and Sanford A. Belden. Incorporated by reference to Exhibit No. 10.28 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

10.27 Employment Agreement, dated December 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.29 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

10.28 Separation Agreement by and between Community Bank System, Inc., Community Bank, N.A., and James A. Wears, effective December 31, 2005. Incorporated by reference to Exhibit No. 10.30 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

10.29 Separation Agreement by and between Community Bank System, Inc., Community Bank, N.A., and Michael A. Patton, effective December 31, 2005. Incorporated by reference to Exhibit No. 10.31 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

10.30 Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”). Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.31 Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002. Incorporated by reference to Exhibit No. 10.33 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

14.1 Community Bank System, Inc., Code of Ethics. Incorporated by reference to Exhibit No. 1 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).

21.1 Subsidiaries of Community Bank System, Inc.

Name	Jurisdiction of Incorporation

Community Bank, N.A.	New York
Community Capital Trust I	Delaware
Community Capital Trust II	Delaware
Community Statutory Trust III	Connecticut
Community Capital Trust IV	Delaware
Community Financial Services, Inc.	New York
Benefit Plans Administrative Services, Inc.	New York
Benefit Plans Administrative Services LLC	New York
Harbridge Consulting Group LLC	New York
CBNA Treasury Management Corporation	New York
Community Investment Services, Inc.	New York
CBNA Preferred Funding Corp.	Delaware
CFSI Close-Out Corp.	New York
Nottingham Advisors, Inc.	Delaware
First Liberty Service Corporation	Delaware
First of Jermyn Realty Co.	Delaware
Brilie Corporation	New York
Town & Country Agency LLC	New York

23.1 Consent of PricewaterhouseCoopers LLP. *

31.1 Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

** Denotes management contract or compensatory plan or arrangement

B. Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By: /s/ Mark E. Tryniski

Mark E. Tryniski President, Chief Executive Officer and Director March 15, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2006.

/s/ Paul M. Cantwell, Jr.

Paul M. Cantwell, Jr., Director and Chairman of the Board of Directors

/s/ Mark E. Tryniski

President, Chief Executive Officer and Director

/s/ Scott Kingsley

Scott Kingsley Treasurer and Chief Financial Officer (principal accounting officer)

Directors:

/s/ Brian R. Ace

Brian R. Ace, Director

/s/ William M. Dempsey

William M. Dempsey, Director

/s/ Nicholas A. DiCerbo

Nicholas A. DiCerbo, Director

/s/ James A. Gabriel

James A. Gabriel, Director

/s/ Harold S. Kaplan

Harold S. Kaplan, Director

/s/ Charles E. Parente

Charles E. Parente, Director

/s/ David C. Patterson

David C. Patterson, Director

/s/ Sally A. Steele

Sally A. Steele, Director

NEW YORK STOCK EXCHANGE

The undersigned Chief Executive Officer of Community Bank System, Inc. (the “Company”) certifies to the New York Stock Exchange (“NYSE”) that, as of the date of this certification, he is unaware of any violation by Community Bank System, Inc. of the NYSE’s corporate governance listing standards in effect as of the date of this certification.

The Chief Executive Officer of the Company submitted the required certification to the NYSE (as required pursuant to Section 303A.12 of the NYSE Listed Company Manual) without qualification to the NYSE for the year ended December 31, 2005. In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 certifications”) with respect to the Company’s disclosures in its Annual Report on Form 10-K for the year ended December 31, 2005 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K. The SOX 302 Certifications with respect to the Company’s disclosures in its Form 10-K for the year ended December 31, 2006 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Date: March 15, 2007

/s/ Mark E. Tryniski

Mark E. Tryniski,
President, Chief Executive Officer and Director