Form 10-Q
period 2007-03-31
COMMUNITY BANK SYSTEM INC
filed 2007-05-08
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to___________________

Commission File Number 001-13695

COMMUNITY BANK SYSTEM, INC. (Exact name of registrant as specified in its charter)

Delaware	16-1213679

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883

(Address of principal executive offices)	(Zip Code)

(315) 445-2282

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

30,090,792 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2007.

Part 1. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	(Unaudited) March 31, 2007	December 31, 2006

Cash and cash equivalents	$224,917	$232,032

Available-for-sale investment securities, at fair value	1,179,041	1,083,412
Held-to-maturity investment securities (fair value of $135,915 and $142,695, respectively)	138,513	145,859

Total investment securities	1,317,554	1,229,271

Loans	2,682,234	2,701,558
Allowance for loan losses	(35,891)	(36,313)

Net loans	2,646,343	2,665,245

Core deposit intangibles, net	23,219	24,665
Goodwill	220,268	220,290
Other intangibles, net	1,111	1,181

Intangible assets, net	244,598	246,136

Premises and equipment, net	66,211	66,199
Accrued interest receivable	25,727	26,797
Other assets	33,538	32,117

Total assets	$4,558,888	$4,497,797

Liabilities:
Noninterest bearing deposits	$592,954	$578,951
Interest bearing deposits	2,685,514	2,589,348

Total deposits	3,278,468	3,168,299

Borrowings	626,765	647,481
Subordinated debt held by unconsolidated subsidiary trusts	127,099	158,014
Accrued interest and other liabilities	59,659	62,475

Total liabilities	4,091,991	4,036,269

Commitment and contingencies (See Note I)

Shareholders’ equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized; 32,910,233 and 32,773,320 shares issued in 2007 and 2006, respectively	32,910	32,773
Additional paid-in capital	205,349	203,197
Retained earnings	295,500	291,871
Accumulated other comprehensive income	(3,994)	(4,697)
Treasury stock, at cost (2,814,461 and 2,753,161 shares, respectively)	(62,868)	(61,616)

Total shareholders’ equity	466,897	461,528

Total liabilities and shareholders’ equity	$4,558,888	$4,497,797

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended March 31,

	2007	2006

Interest income:
Interest and fees on loans	$44,935	$38,328
Interest and dividends on taxable investments	11,103	10,535
Interest and dividends on nontaxable investments	5,520	5,795

Total interest income	61,558	54,658

Interest expense:
Interest on deposits	18,120	13,021
Interest on short-term borrowings	1,637	1,458
Interest on subordinated debt held by unconsolidated subsidiary trusts	2,566	1,815
Interest on long-term borrowings	5,868	4,679

Total interest expense	28,191	20,973

Net interest income	33,367	33,685
Less: provision for loan losses	200	2,150

Net interest income after provision for loan losses	33,167	31,535

Noninterest income:
Deposit service fees	6,977	6,609
Other banking services	670	476
Benefit plan administration, consulting and actuarial fees	3,972	3,381
Trust, investment and asset management fees	1,860	2,050

Total noninterest income	13,479	12,516

Operating expenses:
Salaries and employee benefits	18,286	16,782
Occupancy and equipment	4,666	4,759
Data processing and communications	3,625	3,231
Amortization of intangible assets	1,515	1,493
Legal and professional fees	1,187	1,283
Office supplies and postage	1,046	976
Business development and marketing	890	730
Other	2,704	2,181

Total operating expenses	33,919	31,435

Income before income taxes	12,727	12,616
Income taxes	3,071	3,154

Net income	$9,656	$9,462

Basic earnings per share	$0.32	$0.32
Diluted earnings per share	$0.32	$0.31
Dividends declared per share	$0.20	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2007
(In Thousands, Except Share Data)

	Common Stock
			Additional Paid-In Capital		Accumulated Other Comprehensive Income
	Shares Outstanding	Amount Issued		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2006	30,020,159	$32,773	$203,197	$291,871	($ 4,697)	($61,616)	$461,528

Net income				9,656			9,656

Other comprehensive loss, net of tax					703		703

Dividends declared:
Common, $0.20 per share				(6,027)			(6,027)

Common stock issued under stock plan, including tax benefits of $220	136,913	137	1,530				1,667

Stock options earned			622				622

Treasury stock purchased	(61,300)					(1,252)	(1,252)

Balance at March 31, 2007	30,095,772	$32,910	$205,349	$295,500	($ 3,994)	($62,868)	$466,897

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended March 31,

	2007	2006

Other comprehensive loss, before tax:
Change in pension liability	($50)	($118)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationship	(423)	0
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	1,413	(7,923)

Other comprehensive gain (loss), before tax:	940	(8,041)
Income tax (expense) benefit related to other comprehensive gain (loss)	(237)	3,116

Other comprehensive gain (loss), net of tax:	703	(4,925)
Net income	9,656	9,462

Comprehensive income	$10,359	$4,537

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,

	2007	2006

Operating activities:
Net income	$9,656	$9,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,267	2,190
Amortization of intangible assets	1,515	1,493
Net amortization of premiums and discounts on securities and loans	(405)	215
Amortization of unearned compensation and discount on subordinated debt	100	36
Provision for loan losses	200	2,150
Gain on sale of loans and other assets	(34)	(23)
Proceeds from the sale of loans held for sale	3,889	4,314
Origination of loans held for sale	(3,863)	(4,291)
Excess tax benefits from share-based payment arrangements	(106)	(169)
Change in other operating assets and liabilities	(3,691)	(1,482)

Net cash provided by operating activities	9,528	13,895

Investing activities:
Proceeds from sales of available-for-sale investment securities	3,023	14,342
Proceeds from maturities of held-to-maturity investment securities	8,095	709
Proceeds from maturities of available-for-sale investment securities	56,610	14,512
Purchases of held-to-maturity investment securities	(785)	(2,482)
Purchases of available-for-sale investment securities	(153,413)	(39,148)
Net decrease in loans outstanding	18,704	1,542
Capital expenditures	(2,271)	(1,867)

Net cash used in investing activities	(70,037)	(12,392)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	42,636	23,072
Net change in time deposits	67,533	56,443
Net change in federal funds purchased	0	(36,300)
Net change in short-term borrowings	(20,394)	(40,000)
Change in long-term borrowings (net of payments of $322 and $47)	(322)	9,953
Payment on subordinated debt held by unconsolidated subsidiary trusts	(30,928)	0
Issuance of common stock	2,004	1,566
Purchase of treasury stock	(1,252)	(3,521)
Cash dividends paid	(5,989)	(5,695)
Tax benefits from share-based payment arrangements	106	169

Net cash provided by financing activities	53,394	5,687

Change in cash and cash equivalents	(7,115)	7,190
Cash and cash equivalents at beginning of period	232,032	114,605

Cash and cash equivalents at end of period	$224,917	$121,795

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,475	$21,144
Cash paid for income taxes	0	39
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	6,027	5,683
Gross change in unrealized gain on available-for-sale investment securities	1,413	(7,923)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2007

NOTE A: BASIS OF PRESENTATION

The interim financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B: ACQUISITION AND OTHER MATTERS

Acquisitions in 2006

The Company completed the two following acquisitions in 2006: (1) in August, the Company acquired ES&L Bancorp (Elmira), the parent company of Elmira Savings and Loan, FA, a federally chartered thrift based in Elmira, NY with two branches and approximately $210 million in assets; and (2) in December, the Company acquired ONB Corporation (ONB), the parent company of Ontario National Bank, a federally chartered national bank based in Clifton Springs, NY with four branches and $95 million in assets.

Hand Benefits & Trust, Inc.

On February 22, 2007, the Company announced an agreement pursuant to which its subsidiary, Benefit Plans Administrative Services, Inc. (BPAS) will acquire Hand Benefits & Trust, Inc. (HBT) in an all cash transaction. HBT is a Houston, Texas based provider of employee benefit plan administration and trust services. The acquisition is expected to close during the second quarter of 2007, pending customary regulatory approval.

TLNB Financial Corporation

On January 9, 2007, the Company announced an agreement to acquire TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.6 million. Based in Tupper Lake, NY, TLNB operates five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. On a consolidated basis, TLNB has approximately $100 million in assets and $87 million of deposits. The acquisition is expected to close during the second quarter of 2007, pending both customary regulatory and TLNB shareholder approval.

Stock Repurchase Program

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions. Through March 31, 2007, the Company has repurchased pursuant to the program 914,461 shares at an aggregate cost of $20.8 million and an average price per share of $22.70. The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

NOTE C: ACCOUNTING POLICIES

Critical Accounting Policies

Allowance for Loan Losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management’s best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is subjective in nature and requires significant estimates. The Company’s allowance methodology consists of two broad components, general and specific loan loss allocations.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated statements of condition and income.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

NOTE D: EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 1,676,000 anti-dilutive stock options outstanding at March 31, 2007 compared to approximately 1,388,800 weighted-average anti-dilutive stock options outstanding at March 31, 2006. The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2007 and 2006.

(000’s omitted, except per share data)	Income	Shares	Per Share Amount

Three Months Ended March 31, 2007
Basic EPS	$9,656	30,192	$0.32
Stock options		355

Diluted EPS	$9,656	30,547	$0.32

Three Months Ended March 31, 2006
Basic EPS	$9,462	30,023	$0.32
Stock options		456

Diluted EPS	$9,462	30,479	$0.31

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of March 31, 2007			As of December 31, 2006

(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Core deposit intangibles	$65,347	($42,128)	$23,219	$65,351	($40,686)	$24,665
Other intangibles	2,642	(1,531)	1,111	2,750	(1,569)	1,181

Total amortizing intangibles	67,989	(43,659)	24,330	68,101	(42,255)	29,846
Non-amortizing intangible assets:
Goodwill	220,268	0	220,268	220,290	0	220,290

Total intangible assets, net	$288,257	($43,659)	$244,598	$288,391	($42,255)	$246,136

No goodwill impairment adjustments were recognized in 2007 or 2006.

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000’s omitted)	Amount

Apr-Dec 2007	$4,530
2008	5,677
2009	5,132
2010	3,258
2011	1,208
Thereafter	4,525

Total	$24,330

NOTE F: MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors three business trusts, Community Capital Trust II, Community Statutory Trust III and Community Capital Trust IV, of which 100% of the common stock is owned by the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the preferred securities issued by each trust are payable semi-annually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Provision	Call Price

II	7/16/2001	$25 million	6 month LIBOR plus 3.75% (9.15%)	7/16/2031	5 year beginning 2006	107.6875% declining to par in 2011
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (8.94%)	7/31/2031	5 year beginning 2006	107.5000% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (7.00%)	12/15/2036	5 year beginning 2012	Par

NOTE G: INCOME TAXES

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain tax positions. As of the adoption date of January 1, 2007, the liability, net of applicable deferred tax assets, for unrecognized income tax benefits was $12.2 million, of which $11.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $2.9 million of accrued interest related to uncertain tax positions.

The tax years 2003 – 2006 remain open to examination by the Federal taxing authority. The tax years 1997 - 2006 remain open to examination by New York State. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

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

	Pension Benefits		Post-retirement Benefits

(000’s omitted)	2007	2006	2007	2006

Service cost	$763	$748	$148	$134
Interest cost	678	660	131	121
Expected return on plan assets	(1,024)	(827)	0	0
Net amortization and deferral	247	315	29	29
Amortization of prior service cost	(23)	(43)	28	27
Amortization of transition obligation	0	0	10	10

Net periodic benefit cost	$641	$853	$346	$321

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

The contract amount of commitment and contingencies are as follows:

(000’s omitted)	March 31, 2007	December 31, 2006

Commitments to extend credit	$444,079	$443,367
Standby letters of credit	9,947	10,082

Total	$454,026	$453,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the Company or CBSI) as of and for the three months ended March 31, 2007 and 2006, although in some circumstances the fourth quarter of 2006 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 12. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2007, “first quarter” refers to the quarter ended March 31, 2007, earnings per share (EPS) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (FTE) basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 24.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles, but also reflects on management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that critical accounting estimates include:

•

Allowance for loan losses - The allowance for loan losses reflects management’s best estimate of probable losses inherent in the loan portfolio. Determination of the allowance is inherently subjective. It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change.

•

Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

•

Provision for income taxes - The Company is subject to examinations from various taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgements used to record tax related assets or liabilities have been appropriate. Should tax laws change or the taxing authorities determine that management’s assumptions were inappropriate an adjustment may be required which could have a material effect on the Company’s results of operations.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 46-51 of the most recent Form 10-K (fiscal year ended December 31, 2006).

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build high-quality, profitable loan and deposit portfolios using both organic and acquisition strategies, (iii) increase the noninterest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and to reduce operating costs.

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

The Company completed the two following acquisitions in 2006: (1) in August, the Company acquired ES&L Bancorp (Elmira), the parent company of Elmira Savings and Loan, FA, a federally chartered thrift based in Elmira, NY with two branches and approximately $210 million in assets; and (2) in December, the Company acquired ONB Corporation (ONB), the parent company of Ontario National Bank, a federally chartered national bank based in Clifton Springs, NY with four branches and $95 million in assets.

Net income for the first quarter of 2007 was $9.7 million, an increase of $0.2 million as compared to the first quarter of 2006, driven by favorable asset quality results, increased income on loans and investments and an 7.7% increase in noninterest income. These were partially offset by higher cost of funds and higher operating expenses. Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.36 versus $0.35 for the prior year’s first quarter.

Asset quality continued to improve in the first quarter of 2007 in comparison to the fourth quarter of 2006 and the same period last year, with reductions in the net charge-off, nonperforming loan and total delinquent loan ratios. The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to both the Elmira and ONB acquisitions and organic loan growth. The size of the investment portfolio increased from both the prior year-end and the first quarter of 2006, principally from short-term invested cash equivalents. Average deposits increased in the first quarter of 2007 as compared to the first quarter of 2006, due to both organic growth and the Elmira and ONB acquisitions. External borrowings were down from the end of December 2006 and included the early redemption of $30 million of fixed-rate trust preferred securities early in the quarter.

On February 22, 2007, the Company announced an agreement pursuant to which Benefit Plans Administrative Servies, Inc. (BPAS) will acquire Hand Benefits & Trust, Inc. (HBT) in an all cash transaction. HBT is a Houston, Texas based provider of employee benefit plan administration and trust services. The acquisition is expected to close during the second quarter of 2007, pending customary regulatory approval.

On January 9, 2007, the Company announced an agreement to acquire TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.6 million. Based in Tupper Lake, NY, TLNB operates five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. On a consolidated basis, TLNB has approximately $100 million in assets and $87 million of deposits. The acquisition is expected to close during the second quarter of 2007, pending both customary regulatory and TLNB shareholder approval.

Net Income and Profitability

As shown in Table 2, net income for the quarter of $9.7 million was 2.1% higher than the first quarter of 2006. Earnings per share for the first quarter of $0.32 was $0.01 higher than the EPS generated in the same period of last year. As compared to the fourth quarter of 2006, net income increased $1.5 million or 18%, and earnings per share increased $0.05 or 19%.

First quarter net interest income of $33.4 million was down $0.3 million or 0.9% from the comparable prior year period. The provision for loan losses decreased $2.0 million as compared to the first quarter of 2006 and decreased $1.2 million from the fourth quarter of 2006 as a result of strong asset quality attributes. First quarter noninterest income, excluding securities gains, was $13.5 million, up $1.0 million or 7.7% from the first quarter of 2006. Operating expenses of $33.9 million for the quarter were up $2.5 million or 7.9% from the comparable prior year period, a significant portion due to the acquisition of Elmira and ONB during the second and fourth quarters of 2006.

In addition to the earnings results presented above in accordance with generally accepted accounting principles (GAAP), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments. Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the first quarter of 2007 was $0.36, up 2.9% from the $0.35 earned in the first quarter of 2006.

As reflected in Table 2, the primary reasons for higher earnings for the quarter were a lower loan loss provision and higher noninterest income, partially offset by higher operating expenses and slightly lower net interest income. The decrease in net interest income for the quarter was due to a higher cost of funds, partially offset by both acquired and organic loan growth and higher loan yields. Excluding security gains, noninterest income increased due to a strong performance by the Company’s employee benefits consulting and plan administration business and higher banking service fees. Improved net charge-off and nonperforming loan ratios were the primary reasons for the decrease in loan loss provision, despite an increase in total loans outstanding. Operating expenses increased for the quarter primarily due to costs associated with the Elmira and ONB acquisitions, as well as employee merit increases, higher medical costs, business development and marketing expenditures, and data processing and communication costs.

A reconciliation of GAAP-based earnings results to cash-based earnings results and a condensed income statement are as follows:

Table 1: Reconciliation of GAAP Net Income to Cash Net Income

	Three Months Ended March 31,

(000’s omitted)	2007	2006

Net income	$9,656	$9,462
After-tax cash adjustments:
Amortization of premium on net assets acquired in merger	179	205
Amortization of intangible assets	1,150	1,120

Net income – cash	$10,985	$10,787

Table 2: Summary Income Statements

	Three Months Ended March 31,

(000’s omitted, except per share data)	2007	2006

Net interest income	$33,367	$33,685
Provision for loan losses	200	2,150
Noninterest income excluding security gains	13,479	12,516
Operating expenses	33,919	31,435

Income before taxes	12,727	12,616
Income taxes	3,071	3,154

Net income	$9,656	$9,462

Diluted earnings per share	$0.32	$0.31
Diluted earnings per share – cash (1)	$0.36	$0.35

(1)	Cash earnings are reconciled to GAAP net income in Table 1.

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments and cash) exceed the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter 2007 was $37.2 million, consistent with the same period last year. A $352 million increase in interest-bearing liabilities and a 32 basis point decrease in the net interest margin offset a $318 million increase in average interest-earning assets. As reflected in Table 4, the volume and rate increases from interest bearing assets had a $7.2 million favorable impact on net interest income, while the volume and rate increases from interest bearing liabilities had a similar $7.2 million negative impact to net interest income.

Higher first quarter average loan balances were attributable to $43.7 million of quarterly average organic loan growth since the first quarter of 2006, driven by growth in the consumer installment and consumer mortgage portfolios with a slight decrease in the business lending portfolio, as well as a $239.9 million increase in first quarter 2007 average loans from the Elmira and ONB acquisitions. Average investments for the first quarter were $34.4 million higher than the respective period of 2006, primarily due to an increase in short-term cash equivalents. In comparison to the prior year, total average deposits were up $175.3 million or 5.8% for the quarter as a result of growth in IPC balances. Average deposits acquired in the Elmira and ONB acquisitions were $183.6 million. Quarterly average borrowings increased $140.2 million as compared to the first quarter of 2006 primarily due to the acquisitions of Elmira and ONB as well as the issuance of $75 million of trust preferred securities in the fourth quarter of 2006.

The net interest margin of 3.74% for the first quarter dropped 32 basis points versus the same period in the prior year. This decline was primarily attributable to an increase in the cost of funds (up 56 basis points), due principally to the effect of the three rate hikes (25 basis points each) by the Federal Reserve since March 2006, while earning assets yields increased at a slower rate (up 23 basis points). The change in the earning-asset yield was driven by an increase in loan yields of 32 basis points for the quarter, while investment yields increased one basis point for the quarter. Results included the impact of the Elmira and ONB acquisitions, which had lower net interest margin attributes than the Company’s historical averages.

The first quarter cost of funds increased 56 basis points versus the prior year quarter due to a 61 basis point increase in interest bearing deposit costs and a 19 basis point increase in the average interest rate paid on external borrowings. Interest rates on selected categories of deposit accounts were raised throughout 2006 in response to market conditions and the Federal Reserve rate increases. Additionally, customers continued to transfer funds from low rate and noninterest-earning accounts to higher yielding checking and time deposit accounts. The increase in the borrowing rates is mostly attributable to the rate increases by the Federal Reserve. Additionally, the long-term rate was impacted by the more than 65 basis point increase in three and six month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $50 million of the mandatorily redeemable preferred securities is based. These developments were partially offset by the benefit the Company received by retiring $30 million of trust preferred securities early in 2007 and replacing it with a new issuance that carried an interest rate approximately three percentage points lower.

Table 3 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.8% in 2007 and 38.4% in 2006. Average balances are computed by summing the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Quarterly Average Balance Sheet

(000’s omitted except yields and rates)	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006

	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Time deposits in other banks	$102,553	$1,329	5.26%	$7,269	$76	4.23%
Taxable investment securities (1)	741,304	10,280	5.62%	780,395	10,842	5.63%
Nontaxable investment securities (1)	500,273	8,639	7.00%	522,112	8,773	6.82%
Loans (net of unearned discount)	2,684,566	45,106	6.81%	2,400,926	38,431	6.49%

Total interest-earning assets	4,028,696	65,354	6.58%	3,710,702	58,122	6.35%

Noninterest-earning assets	440,548			433,689

Total assets	$4,469,244			$4,144,391

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,198,183	3,340	1.13%	$1,126,716	2,513	0.90%
Time deposits	1,424,289	14,780	4.21%	1,283,632	10,508	3.32%
Short-term borrowings	159,444	1,637	4.16%	163,940	1,458	3.61%
Long-term borrowings	613,624	8,434	5.57%	468,884	6,494	5.62%

Total interest-bearing liabilities	3,395,540	28,191	3.37%	3,043,172	20,973	2.80%

Noninterest-bearing liabilities:
Demand deposits	552,087			588,957
Other liabilities	56,994			54,099
Shareholders’ equity	464,623			458,163

Total liabilities and shareholders’ equity	$4,469,244			$4,144,391

Net interest earnings		$37,163			$37,149

Net interest spread			3.21%			3.55%
Net interest margin on interest-earnings assets			3.74%			4.06%

Fully tax-equivalent adjustment		$3,796			$3,464

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

Table 4: Rate/Volume

	1st Quarter 2007 versus 1st Quarter 2006

	Increase (Decrease) Due to Change in (1)

(000’s omitted)	Volume	Rate	Net Change

Interest earned on:
Time deposits in other banks	$1,231	$22	$1,253
Taxable investment securities	(543)	(19)	(562)
Nontaxable investment securities	(372)	238	(134)
Loans (net of unearned discount)	4,700	1,975	6,675
Total interest-earning assets (2)	5,107	2,125	7,232

Interest paid on:
Interest checking, savings and money market deposits	167	660	827
Time deposits	1,240	3,032	4,272
Short-term borrowings	(41)	220	179
Long-term borrowings	1,989	(49)	1,940
Total interest-bearing liabilities (2)	2,608	4,610	7,218

Net interest earnings (2)	3,054	(3,040)	14

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of change in each.

(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels; employee benefit plan administration, actuarial and consulting services (BPA-Harbridge), trust services, investment and insurance products (Community Investment Services, Inc. or CISI) and asset management (Nottingham Advisors or Nottingham); and periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Three Months Ended March 31,
(000’s omitted)	2007	2006

Deposit service charges and fees	$6,977	$6,609
Benefit plan administration, consulting and actuarial fees	3,972	3,381
Trust, investment and asset management fees	1,860	2,050
Other banking services	413	290
Mortgage banking	257	186

Subtotal	13,479	12,516
Gain on sales of investment securities	0	0

Total noninterest income	$13,479	$12,516

Noninterest income/total income (FTE)	26.6%	25.2%

As displayed in Table 5, noninterest income (excluding securities gains) was $13.5 million in the first quarter, an increase of $1.0 million or 7.7% from one year earlier. General recurring banking fees of $7.4 million were up $0.5 million or 7.1% compared to the first quarter of 2006, driven by organic core deposit account growth, higher electronic banking related revenues and incremental income generated from the Elmira and ONB branches acquired. Strong performance at BPA-Harbridge generated revenue growth of $0.6 million (17%) for the quarter, achieved primarily through enhanced service offerings to both new and existing clients. Trust, investment and asset management fees have decreased $0.2 million as compared to the first quarter of 2006. Excluding certain estate fees generated in the first quarter of 2006, trust services, CISI and Nottingham revenues were essentially flat.

The ratio of noninterest income to total income (FTE basis) was 26.6% for the quarter as compared to 25.2% for the comparable period in 2006. This improvement is a function of increased noninterest banking and financial services income (excluding net security gains), combined with lower net interest income, attributable to the decline in the net interest margin.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

Table 6: Operating Expenses

	Three Months Ended March 31,
(000’s omitted)	2007	2006

Salaries and employee benefits	$18,286	$16,782
Occupancy and equipment	4,666	4,759
Data processing and communications	3,625	3,231
Amortization of intangible assets	1,515	1,493
Legal and professional fees	1,187	1,283
Office supplies and postage	1,046	976
Business development and marketing	890	730
Other	2,704	2,181

Total operating expenses	$33,919	$31,435

Operating expenses/average assets	3.08%	3.08%
Efficiency ratio	63.8%	60.3%

As shown in Table 6, first quarter 2007 operating expenses were $33.9 million, up $2.5 million or 7.9% from the prior year level. The increase was primarily attributable to incremental operating expenses related to the Elmira and ONB acquisitions ($0.9 million), annual merit increases (approximately $0.5 million), higher health and welfare plan costs ($0.4 million), higher data processing and communication costs ($0.3 million), higher mortgage servicing rights amortization ($0.2 million) and an increased level of business development and marketing expense ($0.1 million). These costs were partially offset by lower occupancy and equipment costs ($0.2 million) and lower legal and professional fees ($0.1 million).

The Company’s efficiency ratio (recurring operating expense excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 63.8% for the first quarter, 3.5 percentage points above the comparable quarter of 2006. This resulted from operating expenses (as described above) increasing 7.9% primarily due to the acquisitions of Elmira and ONB, while recurring operating income increased at a slower rate of 2.0% due to flat net interest income quarter over quarter, offset by a $1.0 million increase in noninterest income excluding security gains. Operating expenses as a percentage of average assets remained level at 3.08%, as operating expenses increased 7.9% while average assets increased 7.8% during the same time period.

Income Taxes

The first quarter effective income tax rate was 24.1%, compared to the 25.0% effective tax rate in the first quarter of 2006. The lower effective tax rate for 2007 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.32 billion at the end of the first quarter, an increase of $88.3 million and $10.5 million from December 31, 2006 and March 31, 2006, respectively. The book value (excluding unrealized gains) of investments increased $86.9 million from year-end 2006 and $7.1 million versus March 31, 2006. During 2006, the investment portfolio was allowed to run off in the flat yield curve environment. Cash flows were used to support loan growth and repay borrowings until more advantageous investment opportunities became available. During the first quarter of 2007, cash flows were reinvested in short-term agency securities. The overall mix of securities within the portfolio over the last year has remained relatively consistent, with a small increase in the proportion of U.S. Treasury and Agency securities and a corresponding decrease in obligations of state and political subdivisions and mortgage-backed securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time. At March 31, 2006, the portfolio had a $9.2 million net unrealized gain, an increase of $1.4 million and $3.4 million from the unrealized gain at December 31, 2006 and March 31, 2007, respectively. This fluctuation is indicative of the interest rate movements during the respective time periods and the changes in the size of the portfolio.

Table 7: Investments

	March 31, 2007		December 31, 2006		March 31, 2006

(000’s omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value

Held-to-Maturity Portfolio:
U.S. Treasury and Agency securities	$127,164	$124,538	$127,200	$124,020	$127,309	$122,011
Obligations of state and political subdivisions	7,345	7,373	7,242	7,257	7,445	7,419
Other securities	4,004	4,004	11,417	11,417	9,488	9,488

Total held-to-maturity portfolio	138,513	135,915	145,859	142,694	144,242	138,918

Available-for-Sale Portfolio:
U.S. Treasury and Agency securities	484,354	483,805	372,706	370,787	419,808	415,366
Obligations of state and political subdivisions	491,172	502,447	502,677	514,647	518,680	531,316
Corporate securities	35,568	35,209	35,603	35,080	35,709	34,728
Collateralized mortgage obligations	41,005	40,592	43,768	43,107	67,858	66,944
Mortgage-backed securities	74,067	73,308	76,266	75,181	78,212	77,700

Subtotal	1,126,166	1,135,361	1,031,020	1,038,802	1,120,267	1,126,054
Equity securities	43,680	43,680	44,610	44,610	36,745	36,745

Total available-for-sale portfolio	1,169,846	1,179,041	1,075,630	1,083,412	1,157,012	1,162,799

Net unrealized gain on available-for-sale portfolio	9,195	0	7,782	0	5,787	0

Total	$1,317,554	$1,314,956	$1,229,271	$1,226,106	$1,307,041	$1,301,717

Loans

As shown in Table 8, loans ended the first quarter at $2.68 billion, down $19.3 million (0.7%) from year-end 2006 and up $274.0 (11.4%) versus one year earlier. The Elmira and ONB acquisitions added approximately $237 million of loans to the loan portfolio as of March 31, 2007. Excluding the impact of the Elmira and ONB acquisitions, loans increased $37.3 million or 1.5% from the first quarter of 2006 with organic growth in all three categories. During the first quarter, excluding the impact of the acquired branches, loans decreased $13.6 million with decreases in the consumer installment portfolio ($19.4 million) more than offsetting the increases in business lending portfolio ($4.7 million) and the consumer mortgage portfolio ($1.1 million).

Table 8: Loans

(000’s omitted)	March 31, 2007		December 31, 2006		March 31, 2006

Business lending	$957,853	35.7%	$960,034	35.5%	$820,722	34.1%
Consumer mortgage	914,909	34.1%	912,505	33.8%	814,885	33.8%
Consumer installment	809,472	30.2%	829,019	30.7%	772,614	32.1%

Total loans	$2,682,234	100.0%	$2,701,558	100.0%	$2,408,221	100.0%

Business lending decreased $2.2 million in the first quarter of 2007 and increased $137.1 million versus one year ago. Excluding the impact of the Elmira and ONB acquisitions, business lending was up $4.7 million over the last quarter and $0.5 million over the last year. Growth in commercial mortgage and business line of credit activity during the last year has more than offset a planned and managed decline in automotive dealer floor plan outstandings. The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.

Consumer mortgages increased $100.0 million, year over year, and $2.4 million in the first quarter of 2007, despite the sale of a portion of longer-term fixed-rate new mortgage originations in the secondary market. Excluding the impact of the Elmira and ONB acquisitions, consumer mortgages increased $1.1 million and $18.7 million for the past three and twelve month periods, respectively. Consumer mortgage growth has remained steady over the last few quarters despite interest rates rising above prior year levels.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, declined $19.5 million in the first three months of 2007 and increased $36.9 million on a year-over-year basis. Excluding the impact of the Elmira and ONB acquisitions, consumer installment lending decreased $19.4 million for the first three months of 2007 and increased $18.1 million for the year-over-year period. Continued moderate interest rates (by historical standards), aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive profitable growth in this segment in all the Company’s markets over the last year. Consistent with prior years, the first quarter experienced seasonal slowness in consumer lending.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2007 and 2006 and December 31, 2006.

Table 9: Nonperforming Assets

(000’s omitted)	March 31, 2007	December 31, 2006	March 31, 2006

Nonaccrual loans	$9,451	$10,107	$12,351
Accruing loans 90+ days delinquent	1,914	1,207	1,213
Restructured loans	1,246	1,275	1,350

Total nonperforming loans	12,611	12,589	14,914
Other real estate (OREO)	1,916	1,838	1,613

Total nonperforming assets	$14,527	$14,427	$16,527

Allowance for loan losses to total loans	1.34%	1.34%	1.36%
Allowance for loan losses to nonperforming loans	285%	288%	219%
Nonperforming loans to total loans	0.47%	0.47%	0.62%
Nonperforming assets to total loans and other real estate	0.54%	0.53%	0.69%
Delinquent loans (30 days old to nonaccruing) to total loans	1.02%	1.33%	1.26%
Net charge-offs to average loans outstanding (quarterly)	0.09%	0.21%	0.34%
Loan loss provision to net charge-offs (quarterly)	32%	101%	107%

As displayed in Table 9, nonperforming assets at March 31, 2007 were $14.5 million, a decrease of $2.0 million versus one year earlier and a $0.1 million increase as compared to the level at the end of 2006. Nonperforming loans ratios remain at the lowest level in over three years, reflective of disciplined credit management and a steady improvement in economic conditions over the past few years. Other real estate increased $0.3 million from one-year ago and increased $0.1 million from year-end 2006, a result of the Company managing 22 properties at March 31, 2007 as compared to 20 OREO properties at March 31, 2006. No single property has a carrying value in excess of $300,000.

Nonperforming loans were 0.47% of total loans outstanding at the end of the first quarter, significantly below the 0.62% at March 31, 2006, and consistent with the end of the fourth quarter of 2006. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 285% at the end of the first quarter compared to 288% at year-end 2006 and 219% at March 31, 2006, reflective of the low level of nonperforming loans.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.02% at the end of the first quarter, substantially below the 1.33% at year-end 2006 and 1.26% at March 31, 2006. Commercial, real estate and installment loan delinquency ratios at the end of the first quarter improved in comparison to both of the earlier periods. The delinquency level at the end of the current quarter was 30 basis points below the Company’s average of 1.32% over the previous eight quarters.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended March 31,

(000’s omitted)	2007	2006

Allowance for loan losses at beginning of period	$36,313	$32,581
Charge-offs:
Business lending	240	1,355
Consumer mortgage	235	35
Consumer installment	1,161	1,625

Total charge-offs	1,636	3,015

Recoveries:
Business lending	257	114
Consumer mortgage	1	58
Consumer installment	756	832

Total recoveries	1,014	1,004

Net charge-offs	622	2,011
Provision for loans losses	200	2,150

Allowance for loan losses at end of period	$35,891	$32,720

Net charge-offs to average loans outstanding:
Business lending	-0.01%	0.62%
Consumer mortgage	0.10%	-0.01%
Consumer installment	0.20%	0.42%
Total loans	0.09%	0.34%

As displayed in Table 10, net charge-offs during the first quarter were $0.6 million, $1.4 million lower than the equivalent 2006 period. The installment and business lending portfolios experienced significant declines in the level of charge-offs, while the consumer mortgage portfolio charge-off ratio increased from a net recovery position in the previous year. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter was 0.09%, 25 basis points lower than the comparable quarter of 2006, and 19 basis points lower than average charge-off ratio for the previous eight quarters. Net charge-offs and the corresponding net charge-off ratios are at their lowest level in years. In comparison to the fourth quarter of 2006, total net charge offs declined $0.8 million and the net charge-off ratio improved by 12 basis points.

The business lending portfolio experienced a net recovery for the quarter, while consumer installment net charge-off ratio decreased by 20 basis points to 0.20% and the consumer mortgage portfolio charge-off ratio increased two basis points to 0.10% versus the linked quarter. For the year-to-date period, the business lending and consumer installment net charge-off ratios improved 63 basis points and 22 basis points, respectively, while the consumer mortgage charge-off ratios was unfavorable by 11 basis points.

A loan loss allowance of $35.9 million was determined as of March 31, 2007, necessitating a $0.2 million loan loss provision for the quarter, compared to $2.2 million one year earlier. The first quarter 2007 loan loss provision was $0.4 million lower than net charge-offs, as a result of improving asset quality ratios and a reduction in the size of the loan portfolio. The allowance for loan losses rose $3.2 million or 9.7% over the last 12 months, slightly less than the 11.4% growth in the loan portfolio. Contributing to the changes was the acquired Elmira and ONB loans and reserves, with a combined coverage ratio of 1.25%. Consequently, the ratio of allowance for loan loss to loans outstanding decreased two basis points to 1.34% for the first quarter, as compared to the levels at March 31, 2006 and remained consistent with the level at December 31, 2006. The decrease is also attributable to the favorable charge-off, nonperforming and delinquency trends experienced over the last twelve months.

Deposits

As shown in Table 11, average deposits of $3.2 billion in the first quarter were up $40.1 million compared to fourth quarter 2006 and increased $175.3 million versus the same quarter of last year. Excluding the impact of the Elmira and ONB acquisitions, average deposits decreased $2.9 million as compared to the fourth quarter of 2006 and decreased $8.4 million as compared to the first quarter of the prior year. The mix of average deposits changed slightly since the first quarter of 2006. The weightings of time deposits and interest checking deposits increased from their first quarter levels, while demand, savings and money market deposit weightings decreased. As interest rates continue to rise, time deposits have continued to attract more funds, as evidenced by their 5.4% and 2.4% increases, excluding the impact of the Elmira and ONB acquisitions, as compared to the fourth and first quarters of 2006, respectively. Interest checking account balances are above the prior year levels primarily as a result of new product initiatives that commenced in the second quarter of 2006. This shift in mix, combined with increasing interest rates on money market and time deposit accounts increased the quarterly cost of interest-bearing deposits from 2.19% in the first quarter of 2006 to 2.80% in the most recent quarter.

Average first quarter non-public fund deposits increased $19.9 million or 0.7% versus the fourth quarter of 2006, and were up $190.5 million or 6.9% compared to the year earlier period. Average public funds have increased $20.2 million or 9.9% from the fourth quarter of 2006 and decreased $15.3 million or 6.4% from the first quarter of 2006. The Company continues to focus heavily on growing its core deposits through enhanced marketing efforts and new product offerings introduced throughout 2006 and the first quarter of 2007.

Table 11: Quarterly Average Deposits

(000’s omitted)	March 31, 2007	December 31, 2006	March 31, 2006

Demand deposits	$552,087	$558,439	$588,957
Interest checking deposits	408,573	389,336	299,637
Savings deposits	457,177	458,320	475,970
Money market deposits	332,433	330,150	351,109
Time deposits	1,424,289	1,398,235	1,283,632

Total deposits	$3,174,559	$3,134,480	$2,999,305

Non-public fund deposits	$2,949,201	$2,929,343	$2,758,662
Public fund deposits	225,358	205,137	240,643

Total deposits	$3,174,559	$3,134,480	$2,999,305

Borrowings

At the end of the first quarter, borrowings of $754 million were down $51.6 million from December 31, 2006 and were up $167.1 million versus the end of the first quarter of 2006 related to acquisitions and additional trust preferred securities. The reduction in borrowings during the first quarter of 2007 was principally the result of the early redemption of $30 million of fixed-rate trust preferred securities and the decline in the loan portfolio.

Shareholders’ Equity

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1.5 million of its outstanding shares in open market or privately negotiated transactions. On December 20, 2006 the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions. All reacquired shares will become treasury shares and will be used for general corporate purposes, including those related to employee and director stock plan activities. Through March 31, 2007, the Company had repurchased 914,461 shares at an aggregate cost of $20.8 million.

Total shareholders’ equity of $467 million at the end of the first quarter increased $5.4 million from the balance at December 31, 2006. This change consisted of net income of $9.6 million, $1.7 million from shares issued under the employee stock plan, $0.6 million from employee stock options earned, and $0.7 million from the after-tax market value adjustment on the available-for-sale investment portfolio, partially offset by dividends declared of $6.0 million and treasury stock purchases of $1.3 million. Over the past 12 months total shareholders’ equity increased by $11.5 million, as net income and positive contributions from shares issued under the employee stock plan and a higher market value adjustment more than offset dividends declared, treasury stock purchases, and a charge for the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158).

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 8.29% at the end of the first quarter, down 52 basis points from year-end 2006 and 61 basis points higher than its level one year ago. The decrease in the Tier I leverage ratio compared to December 31, 2006 is primarily the result of the early call of the $30 million of fixed-rate trust preferred securities and assets from the ONB acquisition being included in the average assets for a full quarter versus only one month of the linked quarter. The increase in Tier I, as compared to the prior year first quarter, is the result of a 16.4% increase in shareholders equity, excluding intangibles and market value adjustment, combined with a smaller 7.9% increase in average assets excluding intangibles and market value adjustment and the $51.4 million net increase in trust preferred securities. The tangible equity-to-assets ratio of 5.15% increased eight basis points versus December 31, 2006 as a result of net income generation and relatively flat assets, and decreased 74 basis points versus March 31, 2006 mostly due to the acquisition of Elmira and ONB, treasury share purchases, and the adoption of SFAS 158.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2007 was 62.4%, up from 60.1% for the first quarter of 2006. The ratio increased because dividends declared increased 6.1%, while net income including securities gains increased a lesser 2.1%. The expansion of dividends declared was caused by the dividend per share being raised 5.3% in August 2006, from $0.19 to $0.20, and a slight increase in the number of shares outstanding. On a cash earnings basis, the dividend payout ratio was 54.9% for the first quarter of 2007 as compared to 52.7% for the first quarter of 2006.

Liquidity

Management of the Company’s liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of March 31, 2007, this ratio was 12.6% for 30 days and 12.4% for 90 days, excluding the Company’s capacity to borrow additional funds from the Federal Home Loan Bank.

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

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company’s asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Committee (ALCO) which meets each month and is made up of the Company’s senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources. As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enable it to identify and quantify sources of interest rate risk in varying rate environments. The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company’s projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2007 as a starting point.

•

There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cashflows from investment contractual maturities and prepayments to repay short-term capital market borrowings.

•

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

•	Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2007

+ 200 basis points	0.4%
- 100 basis points	(0.9%)

The modeled net interest income does not significantly change as interest rates increase/decrease over a 12-month period. The Bank remains fairly neutral in each of the above rate environments. Over a longer time period, however, the Bank is asset sensitive as net interest income improves in a rising rate environment as a result of lower yielding earning assets running off and being replaced at increased rates having a greater impact than increases in funding costs.

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

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to ensure that it is able to collect the information it is required to disclose in the reports that are filed with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases during the first quarter of 2007.

	Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 2007	—	$—	853,161	1,546,839
February 2007	—	—	853,161	1,546,839
March 2007	61,300	(20.42)	914,461	1,485,539

Total	61,300	$(20.42)	914,461	1,485,539

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of the shareholders during the quarter ending March 31, 2007.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

10.1	Supplemental Retirement Plan Agreement, by and between Community Bank System Inc. and Mark E. Tryniski.

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

Community Bank System, Inc.

Date: May 8, 2007	/s/ Mark E. Tryniski

Mark E. Tryniski, President, Chief
Executive Officer and Director

Date: May 8, 2007	/s/ Scott Kingsley

Scott Kingsley, Treasurer and Chief
Financial Officer