Form 10-Q
period 2007-06-30
COMMUNITY BANK SYSTEM INC
filed 2007-08-08
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

29,804,190 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2007.

2

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	(Unaudited) June 30, 2007	December 31, 2006

Cash and cash equivalents	$242,410	$232,032

Available-for-sale investment securities, at fair value	1,082,937	1,083,412
Held-to-maturity investment securities (fair value of $131,677 and $142,694, respectively)	136,423	145,859

Total investment securities	1,219,360	1,229,271

Loans	2,767,176	2,701,558
Allowance for loan losses	(36,690)	(36,313)

Net loans	2,730,486	2,665,245

Core deposit intangibles, net	23,124	24,665
Goodwill	233,219	220,290
Other intangibles, net	1,767	1,181

Intangible assets, net	258,110	246,136

Premises and equipment, net	69,639	66,199
Accrued interest receivable	24,859	26,797
Other assets	38,285	32,117

Total assets	$4,583,149	$4,497,797

Liabilities:
Noninterest bearing deposits	$588,132	$578,951
Interest bearing deposits	2,776,445	2,589,348

Total deposits	3,364,577	3,168,299

Borrowings	577,134	647,481
Subordinated debt held by unconsolidated subsidiary trusts	127,111	158,014
Accrued interest and other liabilities	54,703	62,475

Total liabilities	4,123,525	4,036,269

Commitment and contingencies (See Note I)

Shareholders’ equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized; 32,920,155 and 32,773,320 shares issued in 2007 and 2006, respectively	32,920	32,773
Additional paid-in capital	206,106	203,197
Retained earnings	299,883	291,871
Accumulated other comprehensive income	(11,610)	(4,697)
Treasury stock, at cost (3,046,961 and 2,753,161 shares, respectively)	(67,675)	(61,616)

Total shareholders’ equity	459,624	461,528

Total liabilities and shareholders’ equity	$4,583,149	$4,497,797

The accompanying notes are an integral part of the consolidated financial statements.
3

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$46,090	$39,760	$91,025	$78,088
Interest and dividends on taxable investments	11,839	10,839	22,942	21,374
Interest and dividends on nontaxable investments	5,327	5,883	10,847	11,678

Total interest income	63,256	56,482	124,814	111,140

Interest expense:
Interest on deposits	20,092	14,620	38,212	27,641
Interest on short-term borrowings	1,622	1,150	3,259	2,608
Interest on subordinated debt held by unconsolidated subsidiary trusts	2,438	1,872	5,004	3,687
Interest on long-term borrowings	5,766	5,231	11,634	9,910

Total interest expense	29,918	22,873	58,109	43,846

Net interest income	33,338	33,609	66,705	67,294
Less: provision for loan losses	414	1,725	614	3,875

Net interest income after provision for loan losses	32,924	31,884	66,091	63,419

Noninterest income:
Deposit service fees	7,825	7,063	14,802	13,672
Other banking services	425	361	1,095	837
Benefit plan administration, consulting and actuarial fees	4,767	3,155	8,739	6,536
Trust, investment and asset management fees	2,009	1,766	3,869	3,816
Loss on sales of investment securities	(8)	—	(8)	—

Total noninterest income	15,018	12,345	28,497	24,861

Operating expenses:
Salaries and employee benefits	18,386	16,425	36,672	33,207
Occupancy and equipment	4,559	4,448	9,225	9,207
Data processing and communications	3,808	3,252	7,373	6,483
Amortization of intangible assets	1,581	1,489	3,096	2,982
Legal and professional fees	1,054	1,108	2,241	2,391
Office supplies and postage	1,008	1,083	2,054	2,059
Business development and marketing	1,538	1,164	2,488	1,894
Other	2,198	2,239	4,902	4,420

Total operating expenses	34,132	31,208	68,051	62,643

Income before income taxes	13,810	13,021	26,537	25,637
Income taxes	3,451	3,137	6,522	6,291

Net income	$10,359	$9,884	$20,015	$19,346

Basic earnings per share	$0.34	$0.33	$0.66	$0.65
Diluted earnings per share	$0.34	$0.33	$0.66	$0.64
Dividends declared per share	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of the consolidated financial statements.
4

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2007
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

	Shares Outstanding	Amount Issued

Balance at December 31, 2006	30,020,159	$32,773	$203,197	$291,871	($ 4,697)	($ 61,616)	$461,528

Net income				20,015			20,015

Other comprehensive loss, net of tax					(6,913)		(6,913)

Dividends declared:
Common, $0.40 per share				(12,003)			(12,003)

Common stock issued under Stock plan, including tax benefits of $250	146,835	147	1,700				1,902

Stock options earned			1,209				1,154

Treasury stock purchased	(293,800)					(6,059)	(6,059)

Balance at June 30, 2007	29,873,194	$32,920	$206,106	$299,883	($ 11,610)	($ 67,675)	$459,624

The accompanying notes are an integral part of the consolidated financial statements.
5

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Other comprehensive loss, before tax:
Change in pension liability	$0	$0	($ 50)	($ 118)
Change in unrealized gain on derivative instruments used in cash flow hedging relationship	1,414	0	991	0
Unrealized gain (loss) on securities:
Unrealized holding loss arising during period	(13,476)	(11,572)	(12,063)	(19,495)
Reclassification adjustment for losses included in net income	8	0	8	0

Other comprehensive loss, before tax:	(12,054)	(11,572)	(11,114)	(19,613)
Income tax benefit related to other comprehensive loss	4,438	4,439	4,201	7,555

Other comprehensive loss, net of tax:	(7,616)	(7,133)	(6,913)	(12,058)
Net income	10,359	9,884	20,015	19,346

Comprehensive income	$2,743	$2,751	$13,102	$7,288

The accompanying notes are an integral part of the consolidated financial statements.
6

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended June 30,

	2007	2006

Operating activities:
Net income	$20,015	$19,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,601	4,348
Amortization of intangible assets	3,096	2,982
Net (accretion) amortization of premiums and discounts on securities and loans	(2,176)	440
Amortization of unearned compensation and discount on subordinated debt	199	64
Provision for loan losses	614	3,875
Loss on investment securities and debt extinguishments	8	0
(Gain) loss on sale of loans and other assets	(64)	3
Proceeds from the sale of loans held for sale	5,276	9,372
Origination of loans held for sale	(5,238)	(9,375)
Excess tax benefits from share-based payment arrangements	(129)	(198)
Change in other operating assets and liabilities	(5,789)	6,718

Net cash provided by operating activities	20,413	37,575

Investing activities:
Proceeds from sales of available-for-sale investment securities	5,478	28,409
Proceeds from maturities of held-to-maturity investment securities	11,153	3,299
Proceeds from maturities of available-for-sale investment securities	269,235	56,987
Purchases of held-to-maturity investment securities	(1,790)	(3,682)
Purchases of available-for-sale investment securities	(258,056)	(55,042)
Net increase in loans outstanding	(11,043)	(36,044)
Cash paid for acquisition, net of cash acquired of $9,181	(11,613)	0
Capital expenditures	(4,849)	(3,000)

Net cash used in investing activities	(1,485)	(9,073)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	22,549	(22,724)
Net change in time deposits	89,727	78,255
Net change in federal funds purchased	0	(29,500)
Net change in short-term borrowings	(73,720)	(140,000)
Change in long-term borrowings (net of payments of $866 and $91)	(915)	109,909
Payment on subordinated debt held by unconsolidated subsidiary trusts	(30,929)	0
Issuance of common stock	2,685	2,121
Purchase of treasury stock	(6,059)	(5,534)
Cash dividends paid	(12,017)	(11,379)
Tax benefits from share-based payment arrangements	129	198

Net cash provided by financing activities	(8,550)	(18,654)

Change in cash and cash equivalents	10,378	9,848
Cash and cash equivalents at beginning of period	232,032	114,605

Cash and cash equivalents at end of period	$242,410	$124,453

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,666	$41,457
Cash paid for income taxes	3,575	2,082
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	5,976	5,670
Gross change in unrealized loss on available-for-sale investment securities	(12,055)	(19,495)

The accompanying notes are an integral part of the consolidated financial statements.
7

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITION AND OTHER MATTERS

Hand Benefits & Trust, Inc.

On May 18, 2007, Benefit Plans Administrative Services, Inc. (BPAS), a wholly owned subsidiary of the Company, completed its acquisition of Hand Benefits & Trust, Inc. (HBT) in an all cash transaction. HBT is a Houston, Texas based provider of employee benefit plan administration and trust services. The results of HBT’s operations have been included in the consolidated financial statements since that date.

TLNB Financial Corporation

On June 1, 2007, the Company completed its acquisition of TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.6 million. Based in Tupper Lake, NY, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. The results of TLNB’s operations have been included in the consolidated financial statements since that date.

The estimated purchase price allocation of the assets acquired and liabilities assumed in the purchase of HBT and TLNB, including capitalized acquisition costs, is as follows:

(000’s omitted)

Cash and due from banks	$9,181
Available-for-sale investment securities	25,995
Loans net of allowance for loan losses of $747	54,805
Premises and equipment, net	3,166
Other assets	3,689
Goodwill	12,777
Core deposit & customer list intangibles	2,141

Total assets acquired	111,754

Deposits	84,002
Borrowings	4,288
Other liabilities	2,671

Total liabilities assumed	90,961

Net assets acquired	$20,793

Acquisitions in 2006

The Company completed two acquisitions in 2006: (1) in August, the Company acquired ES&L Bancorp (Elmira), the parent company of Elmira Savings and Loan, FA, a federally chartered thrift based in Elmira, NY with two branches and approximately $210 million in assets; and (2) in December, the Company acquired ONB Corporation (ONB), the parent company of Ontario National Bank, a federally chartered national bank based in Clifton Springs, NY with four branches and approximately $95 million in assets.

Stock Repurchase Program

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions. Through June 30, 2007, the Company has repurchased pursuant to the program 1,146,961 shares at an aggregate cost of $25.6 million and an average price per share of $22.29. The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

The general loan loss allocation is composed of two calculations that are computed on four main loan categories: commercial, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest three years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations). The second calculation is qualitative and takes into consideration five major factors affecting the level of loan loss risk: portfolio risk migration patterns (internal credit quality trends); the growth of the categories of the loan portfolio; economic and business environment trends in the Company’s markets (includes review of bankruptcy, unemployment, population, consumer spending and regulatory trends); industry, geographical and product concentrations in the portfolio; and the perceived effectiveness of managerial resources and lending practices and policies. These two calculations are added together to determine the general loan loss allocation. The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest. Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan loss is charged to operations based on management’s periodic evaluation of the factors previously mentioned.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated statements of condition and income.

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

NOTE D:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 1,666,000 anti-dilutive stock options outstanding at June 30, 2007 compared to approximately 1,383,000 weighted-average anti-dilutive stock options outstanding at June 30, 2006. The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2007 and 2006.

(000’s omitted, except per share data)	Income	Shares	Per Share Amount

Three Months Ended June 30, 2007
Basic EPS	$10,359	30,087	$0.34
Stock options		309

Diluted EPS	$10,359	30,396	$0.34

Three Months Ended June 30, 2006
Basic EPS	$9,884	29,946	$0.33
Stock options		362

Diluted EPS	$9,884	30,308	$0.33

Six Months Ended June 30, 2007
Basic EPS	$20,015	30,139	$0.66
Stock options		332

Diluted EPS	$20,015	30,471	$0.66

Six Months Ended June 30, 2006
Basic EPS	$19,346	29,984	$0.65
Stock options		409

Diluted EPS	$19,346	30,393	$0.64

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of June 30, 2007			As of December 31, 2006

(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Core deposit intangibles	$66,748	($43,624)	$23,124	$65,351	($40,686)	$24,665
Other intangibles	3,383	(1,616)	1,767	2,750	(1,569)	1,181

Total amortizing intangibles	70,131	(45,240)	24,891	68,101	(42,255)	29,846
Non-amortizing intangible assets:
Goodwill	233,219	0	233,219	220,290	0	220,290

Total intangible assets, net	$303,350	($45,240)	$258,110	$288,391	($42,255)	$246,136

No goodwill impairment adjustments were recognized in 2007 or 2006.
10

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000’s omitted)	Amount

Jul-Dec 2007	$3,203
2008	6,073
2009	5,480
2010	3,558
2011	1,459
Thereafter	5,118

Total	$24,891

NOTE F:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors three business trusts, Community Capital Trust II, Community Statutory Trust III and Community Capital Trust IV, of which 100% of the common stock is owned by the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the preferred securities issued by each trust are payable semi-annually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Provision	Call Price

II	7/16/2001	$25 million	6 month LIBOR plus 3.75% (9.15%)	7/16/2031	5 year beginning 2006	107.6875% declining to par in 2011
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (8.94%)	7/31/2031	5 year beginning 2006	107.5000% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (7.01%)	12/15/2036	5 year beginning 2012	Par

The Company also entered into an interest rate swap agreement to convert the variable rate trust preferred IV security into a fixed rate security for a term of five years at a fixed rate of 6.43%. A net gain of $217,000 was recognized for the interest rate swap agreement for the six months ended June 30, 2007 and was used to offset the interest expense for the trust preferred securities.

NOTE G:  INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain tax positions. As of the adoption date of January 1, 2007, the liability, net of applicable deferred tax assets, for unrecognized income tax benefits was $12.2 million, of which $11.1 million, if recognized, would favorably affect the Company’s effective tax rate. As of June 30, 2007, the liability, net of applicable deferred tax assets, for unrecognized income tax benefits was $13.0 million. During the first six months of 2007, there were additions of $0.8 million for tax positions related to the current year all of which was provided through the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $2.9 million of accrued interest related to uncertain tax positions.

The tax years 2003 – 2006 remain open to examination by the Federal taxing authority. The tax years 1997 - 2006 remain open to examination by New York State. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

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

	Pension Benefits				Post-retirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,

(000’s omitted)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$763	$748	$1,526	$1,496	$148	$127	$296	$261
Interest cost	678	634	1,357	1,267	131	116	261	237
Expected return on plan assets	(1,007)	(827)	(2,014)	(1,654)	0	0	0	0
Net amortization and deferral	248	315	494	631	29	26	59	54
Amortization of prior service cost	(23)	(42)	(46)	(84)	28	26	55	55
Amortization of transition obligation	$0	0	0	0	10	11	21	20

Net periodic benefit cost	$659	$828	$1,317	$1,656	$346	$306	$692	$627

During the second quarter, the Company made a contribution to its defined benefit pension plan of $9.2 million. No additional contributions in 2007 are required for regulatory purposes.

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

The contract amount of commitment and contingencies are as follows:

(000’s omitted)	June 30, 2007	December 31, 2006

Commitments to extend credit	$487,945	$443,367
Standby letters of credit	11,427	10,082

Total	$499,372	$453,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the Company or CBSI) as of and for the three and six months ended June 30, 2007 and 2006, although in some circumstances the first quarter of 2007 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 12. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2007, “second quarter” refers to the quarter ended June 30, 2007, earnings per share (EPS) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (FTE) basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 27.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 46-51 of the most recent Form 10-K (fiscal year ended December 31, 2006) filed with the Securities and Exchange Commission on March 15, 2007.

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

On June 1, 2007, the Company completed its acquisition of TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.6 million. Based in Tupper Lake, NY, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. On a consolidated basis, TLNB had approximately $100 million in assets and $87 million of deposits.

On May 18, 2007, Benefit Plans Administrative Services, Inc. (BPAS) completed its acquisition of Hand Benefits & Trust, Inc. (HBT) in an all cash transaction. HBT is a Houston, Texas based provider of employee benefit plan administration and trust services.

The Company completed two acquisitions in 2006: (1) in August, the Company acquired ES&L Bancorp (Elmira), the parent company of Elmira Savings and Loan, FA, a federally chartered thrift based in Elmira, NY with two branches and approximately $210 million in assets; and (2) in December, the Company acquired ONB Corporation (ONB), the parent company of Ontario National Bank, a federally chartered national bank based in Clifton Springs, NY with four branches and $95 million in assets.

Second quarter and June year-to-date (YTD) earnings per share were $0.34 and $0.66, respectively, an increase of $0.01 and $0.02 as compared to the respective prior year periods. The increase was driven by increased income on loans and investments, a 22% increase in noninterest income and favorable asset quality results, These were partially offset by higher cost of funds and higher operating expenses. Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.39 versus $0.37 for the prior year’s second quarter and $0.36 for the first quarter of 2007.

Asset quality continued to improve in the second quarter of 2007 in comparison to the first quarter of 2007 and the same period last year, with reductions in the net charge-off, nonperforming loan and total delinquent loan ratios. The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to organic growth and the acquisition of TLNB, Elmira and ONB. The size of the investment portfolio increased from both the prior year-end and the second quarter of 2006, principally due to higher short-term invested cash equivalents, which were up $98.8 million from June 30, 2006. Average deposits increased in the second quarter of 2007 as compared to both the first quarter of 2007 and the second quarter of 2006, due to organic growth and the TLNB, Elmira and ONB acquisitions. External borrowings were down from the end of December 2006 and included the early redemption of $30 million of fixed-rate trust preferred securities early in the first quarter of 2007.

Net Income and Profitability

As shown in Table 2, earnings per share for the second quarter and June YTD of $0.34 and $0.66, respectively, were $0.01 and $0.02 higher than the EPS generated in the same periods of last year. Net income for the quarter of $10.4 million was up 4.8% over the second quarter of 2006 and net income of $20.0 million for the first six months of 2007 increased 3.5% from the amount earned in the first six months of 2006. As compared to the first quarter of 2007, net income increased $0.7 million or 7.3%, and earnings per share increased $0.02 or 6.3%.

Second quarter net interest income of $33.3 million was down $0.3 million or 0.8% from the comparable prior year period, while net interest income for the first six months of 2007 decreased $0.6 million or 0.9% over the first half of 2006. The provision for loan losses decreased $1.3 million as compared to the second quarter of 2006 and decreased $3.3 million for the first six months of 2007 as compared to 2006 as a result of favorable and improved asset quality attributes. Second quarter noninterest income, excluding securities losses, was $15.0 million, up $2.7 million or 22% from the second quarter of 2006, while YTD noninterest income of $28.5 million increased $3.6 million or 15% from the prior year level. Operating expenses of $34.1 million for the quarter and $68.1 million for the first six months of 2007 were up $2.9 million or 9.4% and $5.4 million or 8.6%, respectively, from the comparable prior year periods, a significant portion due to the acquisition of TLNB and HBT during the second quarter of 2007 and Elmira and ONB in the second and fourth quarters of 2006.

In addition to the earnings results presented above in accordance with generally accepted accounting principles (GAAP), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments. Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the second quarter and the first six months of 2007 were $0.39 and $0.75, respectively, up 5.4% and 4.2% from the $0.37 and $0.72 earned in the comparable periods of 2006.

As reflected in Table 2, the primary reasons for higher earnings in both periods were a lower loan loss provision and higher noninterest income, partially offset by higher operating expenses and slightly lower net interest income. The decreases in net interest income for the quarter and year to date period were due to a higher cost of funds, partially offset by both acquired and organic loan growth and higher loan yields. Excluding security losses, noninterest income increased due to a strong performance by the Company’s employee benefits consulting and plan administration business, partially due to the acquisition of HBT and higher banking service fees, including higher debit card related revenues. Improved net charge-off and nonperforming loan ratios were the primary reasons for the decrease in loan loss provision, despite an increase in total loans outstanding. Operating expenses increased for the quarter and year to date periods primarily due to costs associated with the four acquisitions in the last year, as well as employee merit increases, higher medical costs, business development and marketing expenditures, and data processing and communication costs.

A reconciliation of GAAP-based earnings results to cash-based earnings results and a condensed income statement are as follows:

Table 1:  Reconciliation of GAAP Net Income to Cash Net Income (Non-GAAP measure)

	Three Months Ended June 30,		Six Months Ended June 30,

(000’s omitted)	2007	2006	2007	2006

Net income	$10,359	$9,884	$20,015	$19,346
After-tax cash adjustments:
Amortization of market value adjustments On net assets acquired in mergers	175	207	354	412
Amortization of intangible assets	1,185	1,130	2,335	2,250

Net income — cash	$11,719	$11,221	$22,704	$22,008

Diluted earnings per share — cash	$0.39	$0.37	$0.75	$0.72

Table 2: Summary Income Statements

	Three Months Ended March 31,		Six Months Ended March 31,

(000’s omitted, except per share data)	2007	2006	2007	2006

Net interest income	$33,338	$33,609	$66,705	$67,294
Provision for loan losses	414	1,725	614	3,875
Noninterest income excluding security gains	15,026	12,345	28,505	24,861
Loss on sales of investment securities	(8)	0	(8)	0

Operating expenses	34,132	31,208	68,051	62,643

Income before taxes	13,810	13,021	26,537	25,637
Income taxes	3,451	3,137	6,522	6,291

Net income	$10,359	$9,884	$20,015	$19,346

Diluted earnings per share	$0.34	$0.33	$0.66	$0.64
15

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

As shown in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for second quarter 2007 was $37.1 million, down slightly from the same period last year. A $366 million increase in interest-bearing liabilities and a 36 basis point decrease in the net interest margin offset a $335 million increase in average interest-earning assets. As reflected in Table 4, the volume and rate increases from interest bearing assets had a $6.7 million favorable impact on net interest income, while the volume and rate increases from interest bearing liabilities had a slightly larger $7.0 million negative impact on net interest income. June 2007 YTD net interest income of $74.2 million was down $0.3 million or 0.4% from the year earlier period. A $359 million increase in interest-bearing liabilities and a 34 basis point decrease in the net interest margin more than offset a $327 million increase in interest bearing assets. The volume and rate increases from interest bearing assets contributed a positive $14.0 million variance on net interest income, while the volume and rate increases from interest bearing liabilities had a larger $14.3 million negative impact on net interest income.

Higher second quarter and June YTD average loan balances were attributable to $37.4 million of quarterly average organic loan growth since the second quarter of 2006, driven by growth in all portfolios, consumer installment, consumer mortgage and business lending, as well as a $248.9 million increase in second quarter 2007 average loans from the TLNB, Elmira and ONB acquisitions. Average investments for the second quarter and YTD periods were $49.2 million and $41.8 million higher than the respective periods of 2006, primarily due to an increase in invested short-term cash equivalents. In comparison to the prior year, total average deposits were up $248.9 million or 8.2% and $212.3 million or 7.0% for the quarter and YTD periods, respectively, as a result of organic growth and three banking acquisitions during the past year. Quarterly and YTD average deposits from acquired TLNB, Elmira and ONB branches were $207.3 million and $195.5 million, respectively. Quarterly and YTD average borrowings increased $108.2 million and $124.1 million as compared to the second quarter and first six months of 2006 primarily due to the all-cash acquisitions of TLNB, Elmira and ONB, as well as the issuance of $75 million of trust preferred securities in the fourth quarter of 2006, partially offset by the early redemption of $30 million of fixed rate trust preferred securities in the first quarter of 2007.

The net interest margin of 3.64% for the second quarter and 3.69% for the year to date period dropped 36 basis points and 34 basis points, respectively, versus the same periods in the prior year. These declines were primarily attributable to an increase in the cost of funds (quarter up 49 basis points, YTD up 52 basis points), due to the effect of the two rate hikes (25 basis points each) by the Federal Reserve since March 2006, continued customer migration to time deposit products as well as completed acquisitions, while earning assets yields increased at a slower rate (quarter up 13 basis points, YTD up 18 basis points). The change in the earning-asset yield was driven by an increase in loan yields of 24 basis points for the quarter and 29 basis points for the YTD period, while investment yields declined 11 basis points for the quarter and five basis points for the YTD period. Results included the impact of the TLNB, Elmira and ONB acquisitions, which had lower net interest margin attributes than the Company’s historical averages.

The second quarter cost of funds increased 49 basis points versus the prior year quarter due to a 58 basis point increase in interest bearing deposit costs and a nine basis point increase in the average interest rate paid on external borrowings. The increase in the YTD cost of funds was driven by a 60 basis point increase in deposit costs and borrowing rates that were up 14 basis points. Interest rates on selected categories of deposit accounts were raised throughout 2006 in response to market conditions. Additionally, customers continued to move funds from low rate and noninterest-earning accounts to higher yielding checking and time deposit accounts. The increase in the borrowing rates is mostly attributable to the rate increases by the Federal Reserve. Additionally, the long-term rate was impacted by the 60 basis point increase in the six month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $25 million of the mandatorily redeemable preferred securities is based. These developments were partially offset by the benefit the Company received by retiring $30 million of trust preferred securities early in 2007 and replacing it with a new issuance that carried an interest rate approximately 300 basis points lower.

Table 3 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.8% in 2007 and 38.4% in 2006. Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include nonaccrual loans and loans held for sale.

Table 3a: Quarterly Average Balance Sheet

(000’s omitted except yields and rates)	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006

	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Time deposits in other banks	$87,356	$1,148	5.27%	$32,922	$403	4.91%
Taxable investment securities (1)	797,807	11,214	5.64%	770,614	10,843	5.64%
Nontaxable investment securities (1)	485,922	8,355	6.90%	518,309	9,093	7.04%
Loans (net of unearned discount)	2,712,021	46,262	6.84%	2,425,763	39,890	6.60%

Total interest-earning assets	4,083,106	66,979	6.58%	3,747,608	60,229	6.45%

Noninterest-earning assets	453,242			419,795

Total assets	$4,536,348			$4,167,403

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,213,419	$3,435	1.14%	$1,130,655	$2,775	0.98%
Time deposits	1,504,716	16,657	4.44%	1,330,126	11,845	3.57%
Short-term borrowings	154,799	1,622	4.20%	127,208	1,150	3.63%
Long-term borrowings	589,686	8,204	5.58%	509,102	7,103	5.60%

Total interest-bearing liabilities	3,462,620	29,918	3.47%	3,097,091	22,873	2.96%

Noninterest-bearing liabilities:
Demand deposits	557,195			565,651
Other liabilities	50,881			52,253
Shareholders’ equity	465,652			452,408

Total liabilities and shareholders’ equity	$4,536,348			$4,167,403

Net interest earnings		$37,061			$37,356

Net interest spread			3.11%			3.49%
Net interest margin on interest-earnings assets			3.64%			4.00%

Fully tax-equivalent adjustment		$3,723			$3,747

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
17

Table 3b: Year-to-Date Average Balance Sheet

(000’s omitted except yields and rates)	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006

	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Time deposits in other banks	$94,913	$2,478	5.26%	$20,166	$479	4.79%
Taxable investment securities (1)	769,712	21,493	5.63%	775,477	21,685	5.64%
Nontaxable investment securities (1)	493,058	16,994	6.95%	520,200	17,867	6.93%
Loans (net of unearned discount)	2,698,369	91,367	6.83%	2,413,414	78,322	6.54%

Total interest-earning assets	4,056,052	132,332	6.58%	3,729,257	118,353	6.40%

Noninterest-earning assets	446,929			426,704

Total assets	$4,502,981			$4,155,961

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,205,843	$6,775	1.13%	$1,128,696	$5,289	0.94%
Time deposits	1,464,725	31,437	4.33%	1,307,007	22,352	3.45%
Short-term borrowings	157,108	3,259	4.18%	145,473	2,608	3.62%
Long-term borrowings	601,589	16,638	5.58%	489,104	13,597	5.61%

Total interest-bearing liabilities	3,429,265	58,109	3.42%	3,070,280	43,846	2.88%

Noninterest-bearing liabilities:
Demand deposits	554,655			577,240
Other liabilities	53,920			53,171
Shareholders’ equity	465,141			455,270

Total liabilities and shareholders’ equity	$4,502,981			$4,155,961

Net interest earnings		$74,223			$74,507

Net interest spread			3.16%			3.52%
Net interest margin on interest-earnings assets			3.69%			4.03%

Fully tax-equivalent adjustment		$7,518			$7,213

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
18

As discussed above and disclosed in Table 4 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2nd Quarter 2007 versus 2nd Quarter 2006			Six Months Ended June 30, 2007 versus June 30, 2006

	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)

	Volume	Rate	Net Change	Volume	Rate	Net Change

(000’s omitted)
Interest earned on:
Time deposits in other banks	$713	$32	$745	$1,946	$53	$1,999
Taxable investment securities	384	(13)	371	(160)	(32)	(192)
Nontaxable investment securities	(560)	(178)	(738)	(936)	63	(873)
Loans (net of unearned discount)	4,841	1,531	6,372	9,541	3,504	13,045
Total interest-earning assets (2)	5,484	1,266	6,750	10,592	3,387	13,979

Interest paid on:
Interest checking, savings and money market deposits	213	447	660	380	1,106	1,486
Time deposits	1,687	3,125	4,812	2,918	6,167	9,085
Short-term borrowings	273	199	472	220	431	651
Long-term borrowings	1,121	(20)	1,101	3,111	(70)	3,041
Total interest-bearing liabilities (2)	2,888	4,157	7,045	5,496	8,767	14,263

Net interest earnings (2)	3,195	(3,490)	(295)	6,249	(6,533)	(284)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of change in each component.

(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.
19

Noninterest Income

The Company’s sources of noninterest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels; employee benefit plan administration, actuarial and consulting services (BPA-Harbridge and HBT), trust services, investment and insurance products (Community Investment Services, Inc. or CISI and CBNA Insurance Agency, Inc.) and asset management (Nottingham Advisors or Nottingham); and periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2007	2006	2007	2006

Deposit service charges and fees	$7,825	$7,063	$14,802	$13,672
Benefit plan administration, consulting And actuarial fees	4,767	3,155	8,739	6,536
Trust, investment and asset management fees	2,009	1,766	3,869	3,816
Other banking services	256	303	669	593
Mortgage banking	169	58	426	244

Subtotal	15,026	12,345	28,505	24,861
Loss on sales of investment securities	(8)	0	(8)	0

Total noninterest income	$15,018	$12,345	$28,497	$24,861

Noninterest income/total income (FTE)	28.9%	24.8%	27.7%	25.0%

As displayed in Table 5, noninterest income (excluding securities gains) was $15.0 million in the first quarter and $28.5 million for the first half of 2007. This represents an increase of $2.7 million or 22% for the quarter, and $3.6 million or 15% for the YTD period in comparison to one year earlier. A significant portion of the growth in both time intervals was attributable to growth in benefit plan administration, consulting and actuarial fees, a majority of which was organic. The acquisition of HBT in mid May 2007 generated $0.8 million of revenue growth. General recurring banking fees of $8.3 million for the second quarter and $15.9 million for the first six months of 2007 were up $0.8 million or 11.1% and $1.4 million or 9.6%, respectively, as compared to the prior year periods, driven by organic core deposit account growth, higher electronic banking related revenues and incremental income generated from the TLNB, Elmira and ONB branches acquired.

Strong performance at BPA-Harbridge, combined with the acquisition of HBT, generated revenue growth of $1.6 million (51%) for the quarter and $2.2 million (34%) for the first six months. The organic growth was achieved primarily through enhanced service offerings to both new and existing clients. Second quarter trust, investment, asset management, and insurance-related revenues increased $0.2 million as compared to the prior year and increased slightly for the year to date period.

The ratio of noninterest income to total income (FTE basis) was 28.8% for the quarter and 27.7% for the year-to-date period versus 24.8% and 25.0% for the comparable periods in 2006. This improvement is a function of increased noninterest banking and financial services income (excluding net security losses), combined with lower net interest income attributable to the decline in the net interest margin.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of overhead utilization used in the banking industry.

Table 6: Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted)	2007	2006	2007	2006

Salaries and employee benefits	$18,386	$16,425	$36,672	$33,207
Occupancy and equipment	4,559	4,448	9,225	9,207
Data processing and communications	3,748	3,252	7,373	6,483
Amortization of intangible assets	1,581	1,489	3,096	2,982
Legal and professional fees	1,054	1,108	2,241	2,391
Office supplies and postage	1,008	1,083	2,054	2,059
Business development and marketing	1,598	1,164	2,488	1,894
Other	2,198	2,239	4,902	4,420

Total operating expenses	$34,132	$31,208	$68,051	$62,643

Operating expenses/average assets	3.02%	3.00%	3.05%	3.04%
Efficiency ratio	62.2%	59.8%	63.0%	60.0%

As shown in Table 6, second quarter 2007 operating expenses were $34.1 million, up $2.9 million or 9.4% from the prior year level. Year-to-date operating expenses of $68.1 million rose $5.4 million or 8.6% compared to 2006. The increase was primarily attributable to incremental operating expenses related to the TLNB, HBT, Elmira and ONB acquisitions ($1.6 million for the quarter, $2.5 million YTD), annual merit increases (approximately $0.5 million for the quarter, $1.0 million YTD), higher data processing and communication costs ($0.3 million for the quarter, $0.6 million YTD), higher mortgage servicing rights amortization ($0.2 million for the quarter, $0.4 million YTD) and an increased level of business development and marketing expense ($0.4 million for the quarter, $0.5 million YTD). These costs were partially offset by lower occupancy and equipment costs ($0.2 million for the quarter, $0.4 million YTD) and lower legal and professional fees ($0.1 million for the quarter, $0.2 million YTD). Included in total operating expenses of $34.1 million and $68.1 million for the second quarter and first six months of 2007, are non-recurring transaction related acquisition expenses of $0.2 million and $0.3 million, respectively.

The Company’s efficiency ratio (recurring operating expense excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 62.2% for the second quarter, 2.4 percentage points above the comparable quarter of 2006. This resulted from operating expenses (as described above) increasing 9.0% primarily due to the acquisitions in the last year, while recurring operating income increased at a slower rate of 4.8% due to a slight decrease in net interest income quarter over quarter, offset by a $2.7 million increase in noninterest income excluding security gains. The efficiency ratio of 63.0% for the first half of 2007 was up 3.0 percentage points from a year earlier due to core operating expenses increasing 8.4% while recurring operating income increased at a slower rate of 3.4%. Operating expenses as a percentage of average assets increased two and one basis points for the quarter and year to date periods, respectively, as operating expenses increased 9.4% and 8.6%, while average assets increased 8.9% and 8.3% during the same time periods.

Income Taxes

The second quarter effective income tax rate was 25.0%, compared to the 24.1% effective tax rate in the second quarter of 2006. The year-to-date effective tax rate was 24.6% as compared to 24.5% for the first half of 2006. The higher effective tax rate for 2007 was principally a result of a lower proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.22 billion at the end of the second quarter, a decrease of $9.9 million and $33.8 million from December 31, 2006 and June 30, 2006, respectively. The book value (excluding unrealized gains) of investments increased $2.1 million from December 31, 2006 and decreased $35.4 million versus June 30, 2006. During 2006, the investment portfolio was allowed to run off in the flat yield curve environment. Cash flows were used to support loan growth and repay borrowings until more advantageous investment opportunities became available. During the first half of 2007, cash flows were reinvested in short-term agency securities and other cash equivalents, as well as, used to repay short-term borrowings. The overall mix of securities within the portfolio over the last year has remained relatively consistent, with a small increase in the proportion of U.S. Treasury and Agency securities and a corresponding decrease in obligations of state and political subdivisions and mortgage-backed securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time. At June 30, 2007, the portfolio had a $4.3 million net unrealized loss, a decrease of $12.1 million from the unrealized gain at December 31, 2006 and an improvement of $1.5 million from the unrealized loss at June 30, 2006. This fluctuation is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Table 7: Investments

	June 30, 2007		December 31, 2006		June 30, 2006

(000’s omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value

Held-to-Maturity Portfolio:
U.S. Treasury and Agency securities	$127,127	$122,376	$127,200	$124,020	$127,273	$120,040
Obligations of state and political subdivisions	5,296	5,301	7,242	7,257	6,052	6,053
Other securities	4,000	4,000	11,417	11,417	9,474	9,474

Total held-to-maturity portfolio	136,423	131,677	145,859	142,694	142,799	140,767

Available-for-Sale Portfolio:
U.S. Treasury and Agency securities	414,868	410,397	372,706	370,787	399,555	390,970
Obligations of state and political subdivisions	479,600	482,719	502,677	514,647	510,831	517,673
Corporate securities	40,527	39,533	35,603	35,080	35,674	34,193
Collateralized mortgage obligations	38,483	37,934	43,768	43,107	57,934	56,827
Mortgage-backed securities	72,076	70,698	76,266	75,181	75,086	73,632

Subtotal	1,045,554	1,041,281	1,031,020	1,038,802	1,079,080	1,073,295
Equity securities	41,656	41,656	44,610	44,610	37,108	37,108

Total available-for-sale portfolio	1,087,210	1,082,937	1,075,630	1,083,412	1,116,188	1,110,403

Net unrealized (loss) gain on available-for-sale portfolio	(4,273)	0	7,782	0	(5,785)	0

Total	$1,219,360	$1,215,266	$1,229,271	$1,226,106	$1,253,202	$1,246,170

Loans

As shown in Table 8, loans ended the second quarter at $2.77 billion, up $65.6 million (2.4%) from year-end 2006 and up $322.9 million (13.2%) versus one year earlier. The TLNB, Elmira and ONB acquisitions added approximately $285.1 million of loans to the loan portfolio as of June 30, 2007. Excluding the impact of the TLNB, Elmira and ONB acquisitions, loans increased $37.8 million or 1.6% from the second quarter of 2006 with organic growth in all three categories. During the second quarter, excluding the impact of the acquired branches, loans increased $36.6 million with increases in the consumer installment portfolio ($16.0 million), the business lending portfolio ($8.8 million) and the consumer mortgage portfolio ($11.8 million).

Table 8: Loans

(000’s omitted)	June 30, 2007		December 31, 2006		June 30, 2006

Business lending	$988,886	35.7%	$960,034	35.5%	$827,021	33.8%
Consumer mortgage	948,430	34.3%	912,505	33.8%	822,235	33.7%
Consumer installment	829,860	30.0%	829,019	30.7%	795,010	32.5%

Total loans	$2,767,176	100.0%	$2,701,558	100.0%	$2,444,266	100.0%

Business lending increased $28.9 million in the first six months of 2007 and increased $161.9 million versus one year ago. Excluding the impact of the TLNB, Elmira and ONB acquisitions, business lending was up $13.6 million over the last six months and $3.0 million over the last year. Growth in commercial mortgage and business line of credit activity during the last year has more than offset a planned and managed decline in automotive dealer floor plan outstandings. The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.

Consumer mortgages increased $126.2 million, year-over-year, and $35.9 million in the first six months of 2007, despite the sale of a portion of longer-term fixed-rate new mortgage originations in the secondary market. Excluding the impact of the TLNB, Elmira and ONB acquisitions, consumer mortgages increased $12.9 million and $23.1 million for the past six and twelve month periods, respectively. Consumer mortgage growth has remained steady over the last few quarters despite interest rates rising above prior year levels. The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, increased $0.8 million in the first six months of 2007 and increased $34.9 million on a year-over-year basis. Excluding the impact of the TLNB, Elmira and ONB acquisitions, consumer installment lending increased $16.0 million for the second quarter of 2007 and increased $11.7 million for the year-over-year period. Continued moderate interest rates (by historical standards), aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive profitable growth in this segment in all the Company’s markets over the last year.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2007 and 2006 and December 31, 2006.

Table 9: Nonperforming Assets

(000’s omitted)	June 30, 2007	December 31, 2006	June 30, 2006

Nonaccrual loans	$8,003	$10,107	$9,002
Accruing loans 90+ days delinquent	778	1,207	765
Restructured loans	1,189	1,275	1,325

Total nonperforming loans	9,970	12,589	11,092
Other real estate (OREO)	1,411	1,838	1,353

Total nonperforming assets	$11,381	$14,427	$12,445

Allowance for loan losses to total loans	1.33%	1.34%	1.35%
Allowance for loan losses to nonperforming loans	368%	288%	297%
Nonperforming loans to total loans	0.36%	0.47%	0.45%
Nonperforming assets to total loans and other real estate	0.41%	0.53%	0.51%
Delinquent loans (30 days old to nonaccruing) to total loans	0.95%	1.33%	1.15%
Net charge-offs to average loans outstanding (quarterly)	0.05%	0.21%	0.26%
Loan loss provision to net charge-offs (quarterly)	114%	101%	112%

As displayed in Table 9, nonperforming assets at June 30, 2007 were $11.4 million, a decrease of $1.1 million versus one year earlier and a $3.0 million decrease as compared to the level at the end of 2006. Nonperforming loans ratios remain at the lowest level in over three years, reflective of disciplined credit management and a steady improvement in economic conditions over the past few years. Other real estate increased $0.1 million from one-year ago and decreased $0.4 million from year-end 2006, a result of the Company managing 20 properties at June 30, 2007 as compared to 22 OREO properties at June 30, 2006. No single property has a carrying value in excess of $300,000.

Nonperforming loans were 0.36% of total loans outstanding at the end of the second quarter, significantly below the 0.47% and 0.45% at December 31, 2006 and June 30, 2006, respectively. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 368% at the end of the second quarter compared to 288% at year-end 2006 and 297% at June 30, 2006, reflective of the low level of nonperforming loans.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 0.95% at the end of the second quarter, substantially below the 1.33% at year-end 2006 and 1.15% at June 30, 2006. Commercial, real estate and installment loan delinquency ratios at the end of the second quarter improved in comparison to both of the earlier periods. The delinquency level at the end of the current quarter was 33 basis points below the Company’s average of 1.28% over the previous eight quarters.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended June 30,		Six Months Ended June 30,

(000’s omitted)	2007	2006	2007	2006

Allowance for loan losses at beginning of period	$35,891	$32,720	$36,313	$32,581
Charge-offs:
Business lending	295	1,201	535	2,556
Consumer mortgage	45	67	280	102
Consumer installment	1,251	1,237	2,412	2,862

Total charge-offs	1,591	2,505	3,227	5,520

Recoveries:
Business lending	389	125	646	239
Consumer mortgage	20	19	21	77
Consumer installment	820	816	1,576	1,648

Total recoveries	1,229	960	2,243	1,964

Net charge-offs	362	1,545	984	3,556
Provision for loans losses	414	1,725	614	3,875
Allowance for acquired loans	747	0	747	0

Allowance for loan losses at end of period	$36,690	$32,900	$36,690	$32,900

Net charge-offs to average loans outstanding:
Business lending	-0.04%	0.52%	-0.02%	0.57%
Consumer mortgage	0.01%	0.02%	0.06%	0.01%
Consumer installment	0.21%	0.22%	0.21%	0.31%
Total loans	0.05%	0.26%	0.07%	0.30%

As displayed in Table 10, net charge-offs during the second quarter were $0.4 million, $1.2 million lower than the equivalent 2006 period. The consumer mortgage and consumer installment portfolios experienced declines in the level of charge-offs, while the business lending portfolio experienced a net recovery position in the second quarter of 2007. The three and six months ended June 30, 2006 included charge-offs of $0.8 million and $1.7 million related to three dealer floor plan relationships. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.05%, 21 basis points lower than both the comparable quarter of 2006 and the average charge-off ratio for the previous eight quarters. Net charge-offs and the corresponding net charge-off ratios are at their lowest level in several years.

The business lending portfolio experienced a net recovery for the quarter, while the consumer installment and consumer mortgage net charge-off ratios each decreased one basis point in the second quarter versus the prior year to 0.21% and 0.01%, respectively. For the year-to-date period, the business lending portfolio was in a net recovery position, the consumer installment net charge-off ratio improved 10 basis points compared to one year earlier, while the consumer mortgage charge-off ratio was higher by five basis points, but still at a favorable level.

A loan loss allowance of $36.7 million was determined as of June 30, 2007, necessitating a $0.4 million loan loss provision for the quarter, compared to $1.7 million one year earlier. The second quarter 2007 loan loss provision was $0.4 million slightly above quarterly net charge-offs. The allowance for loan losses rose $3.8 million or 11.5% over the last 12 months, slightly less than the 13.2% growth in the loan portfolio. Contributing to the changes was the acquired TLNB, Elmira and ONB loans and reserves, with a combined coverage ratio of 1.27%. This contributed to the ratio of allowance for loan loss to loans outstanding decreasing two basis points to 1.33% for the second quarter, as compared to the levels at June 30, 2006 and declining one basis point from the level at December 31, 2006. The decrease is also attributable to the favorable charge-off, nonperforming and delinquency trends experienced over the last twelve months.

Deposits

As shown in Table 11, average deposits of $3.3 billion in the second quarter were up $140.9 million compared to fourth quarter 2006 and increased $248.9 million versus the same quarter of last year. Excluding the impact of the TLNB, Elmira and ONB acquisitions, average deposits increased $74.2 million as compared to the fourth quarter of 2006 and increased $41.6 million as compared to the second quarter of the prior year. The mix of average deposits changed slightly since the second quarter of 2006. The weightings of time deposits and interest checking deposits increased from their second quarter levels, while demand, savings and money market deposit weightings decreased. As interest rates continue to rise, time deposits have continued to attract more funds, as evidenced by their 7.0% and 2.3% increases, excluding the impact of the TLNB, Elmira and ONB acquisitions, as compared to the fourth and second quarters of 2006, respectively. Interest checking account balances are above the prior year levels primarily as a result of new product initiatives that commenced in the second quarter of 2006. This shift in mix, combined with higher interest rates on money market and time deposit accounts increased the quarterly cost of interest-bearing deposits from 2.38% in the second quarter of 2006 to 2.96% in the most recent quarter.

Average second quarter non-public fund deposits increased $113.0 million or 3.9% versus the fourth quarter of 2006, and were up $267.5 million or 9.6% compared to the year earlier period. Average public funds have increased $27.9 million or 13.6% from the fourth quarter of 2006 and decreased $18.6 million or 7.4% from the second quarter of 2006. The Company continues to focus heavily on growing its core deposits through enhanced marketing efforts and new product offerings introduced throughout 2006 and the first half of 2007.

Table 11: Quarterly Average Deposits

(000’s omitted)	June 30, 2007	December 31, 2006	June 30, 2006

Demand deposits	$557,195	$558,439	$565,651
Interest checking deposits	430,038	389,336	331,553
Savings deposits	459,514	458,320	462,111
Money market deposits	323,867	330,150	336,991
Time deposits	1,504,716	1,398,235	1,330,126

Total deposits	$3,275,330	$3,134,480	$3,026,432

Non-public fund deposits	$3,042,325	$2,929,343	$2,774,828
Public fund deposits	233,005	205,137	251,604

Total deposits	$3,275,330	$3,134,480	$3,026,432

Borrowings

At the end of the second quarter, borrowings of $704 million were down $101.3 million from December 31, 2006 and were up $110.7 million versus the end of the second quarter of 2006 as a result of funding all-cash acquisitions and increasing the amount of trust preferred securities. The reduction in borrowings during the first half of 2007 included the result of the early redemption of $30 million of fixed-rate trust preferred securities.

The Company is currently in the process of reviewing early extinguishment of its two $25 million, variable-rate trust preferred obligations, which include premium call provisions slightly over 6%. The company estimates the impact of the one-time charge associated with this potential action to be between $0.08 and $0.10 per share, but is expected to have a positive impact on future net interest margins. The Company expects to conclude its evaluation prior to year-end.

Shareholders’ Equity

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1.5 million of its outstanding shares in open market or privately negotiated transactions. On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions. All reacquired shares will become treasury shares and will be used for general corporate purposes, including those related to employee and director stock plan activities. Through June 30, 2007, the Company had repurchased 1,146,961 shares at an aggregate cost of $25.6 million under this program.

Total shareholders’ equity of $460 million at the end of the second quarter decreased $1.9 million from the balance at December 31, 2006. This change consisted of dividends declared of $12.0 million, a $6.9 million decline in the after-tax market value adjustment on the available-for-sale investment portfolio and treasury stock purchases of $6.1 million, partially offset by net income of $20.0 million, $1.9 million from shares issued under the employee stock plan and $1.2 million from employee stock options earned. Over the past 12 months total shareholders’ equity increased by $8.0 million, as net income and positive contributions from shares issued under the employee stock plan more than offset dividends declared, treasury stock purchases, a lower market value adjustment and the impact of the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158).

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.90% at the end of the second quarter, down 91 basis points from year-end 2006 and 17 basis points higher than its level one year ago. The decrease in the Tier I leverage ratio compared to December 31, 2006 is primarily the result of the early call of the $30 million of fixed-rate trust preferred securities in the first quarter and assets from the ONB acquisition being included in the average assets for a full quarter versus only one month at December 31, 2006. The increase in Tier I, as compared to the prior year second quarter, is the result of a 10.5% increase in shareholders equity, excluding intangibles and market value adjustment, combined with a smaller 8.2% increase in average assets excluding intangibles and market value adjustment and the $51.4 million net increase in trust preferred securities. The tangible equity-to-assets ratio of 4.66% decreased 41 basis points versus December 31, 2006 and was down 120 basis points versus June 30, 2006, mostly due to the acquisitions of HBT, TLNB, Elmira and ONB, treasury share purchases, and the adoption of SFAS 158.

The dividend payout ratio (dividends declared divided by net income) for the first half of 2007 was 60.0%, up from 58.7% for the first half of 2006. The ratio increased because dividends declared increased 5.7%, while net income including securities gains increased a lesser 3.5%. The expansion of dividends declared was caused by the dividend per share being raised 5.3% in August 2006, from $0.19 to $0.20, and a slight increase in the number of shares outstanding. On a cash earnings basis, the dividend payout ratio was 52.9% for the first half of 2007 as compared to 51.6% for the first half of 2006.

Liquidity

Management of the Company’s liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of June 30, 2007, this ratio was 12.8% for 30 days and 12.7% for 90 days, excluding the Company’s capacity to borrow additional funds from the Federal Home Loan Bank.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company’s projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using June 30, 2007 as a starting point.

•	There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cashflows from investment contractual maturities and prepayments to repay short-term capital market borrowings.

•	The prime rate and federal funds rates are assumed to move up 200 basis points and down 100 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2007

+ 200 basis points	0.6%
- 100 basis points	(0.3%)

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2007.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases during the second quarter of 2007.

	Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 2007	5,900	$20.83	920,361	1,479,639
May 2007	140,800	20.99	1,061,161	1,338,839
June 2007	85,800	20.15	1,146,961	1,253,039

Total	232,500	20.67

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ending June 30, 2007.

Item 5.       Other Information

 Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: August 8, 2007	/s/ Mark E. Tryniski

Mark E. Tryniski, President, Chief
Executive Officer and Director

Date: August 8, 2007	/s/ Scott Kingsley

Scott Kingsley, Treasurer and Chief
Financial Officer
31