Form 10-Q
period 2007-09-30
COMMUNITY BANK SYSTEM INC
filed 2007-11-07
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _____________________________.

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

29,673,827 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2007.

2

Part I. Financial Information Item 1. Financial Statements COMMUNITY BANK SYSTEM, INC. CONSOLIDATED STATEMENTS OF CONDITION (In Thousands, Except Share Data)

	(Unaudited) September 30, 2007	December 31, 2006

Cash and cash equivalents	$205,224	$232,032

Available-for-sale investment securities, at fair value	1,297,124	1,083,412
Held-to-maturity investment securities (fair value of $134,377 and $142,694, respectively)	136,806	145,859

Total investment securities	1,433,930	1,229,271

Loans	2,791,910	2,701,558
Allowance for loan losses	(36,447)	(36,313)

Net loans	2,755,463	2,665,245

Core deposit intangibles, net	21,819	24,665
Goodwill	233,279	220,290
Other intangibles, net	1,668	1,181

Intangible assets, net	256,766	246,136

Premises and equipment, net	69,931	66,199
Accrued interest receivable	26,799	26,797
Other assets	44,754	32,117

Total assets	$4,792,867	$4,497,797

Liabilities:
Noninterest-bearing deposits	$607,756	$578,951
Interest-bearing deposits	2,696,848	2,589,348

Total deposits	3,304,604	3,168,299

Borrowings	821,343	647,481
Subordinated debt held by unconsolidated subsidiary trusts	127,123	158,014
Accrued interest and other liabilities	71,455	62,475

Total liabilities	4,324,525	4,036,269

Commitment and contingencies (See Note I)

Shareholders’ equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized; 32,951,707 and 32,773,320 shares issued in 2007 and 2006, respectively	32,952	32,773
Additional paid-in capital	207,100	203,197
Retained earnings	304,673	291,871
Accumulated other comprehensive income	(4,444)	(4,697)
Treasury stock, at cost (3,279,811 and 2,753,161 shares, respectively)	(71,939)	(61,616)

Total shareholders’ equity	468,342	461,528

Total liabilities and shareholders’ equity	$4,792,867	$4,497,797

The accompanying notes are an integral part of the consolidated financial statements.
3

COMMUNITY BANK SYSTEM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per-Share Data)

	Three Months Ended September 30,		Nine months Ended September 30,

	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$47,821	$43,482	$138,846	$121,570
Interest and dividends on taxable investments	12,546	10,033	35,488	31,407
Interest and dividends on nontaxable investments	5,239	5,646	16,086	17,324

Total interest income	65,606	59,161	190,420	170,301

Interest expense:
Interest on deposits	20,291	16,357	58,503	43,998
Interest on borrowings	8,568	7,075	23,461	19,593
Interest on subordinated debt held by unconsolidated subsidiary trusts	2,467	1,937	7,471	5,624

Total interest expense	31,326	25,369	89,435	69,215

Net interest income	34,280	33,792	100,985	101,086
Less: provision for loan losses	510	1,300	1,124	5,175

Net interest income after provision for loan losses	33,770	32,492	99,861	95,911

Noninterest income:
Deposit service fees	8,382	7,329	23,184	21,001
Other banking services	1,512	1,329	2,607	2,166
Benefit plan administration, consulting and actuarial fees	5,509	3,271	14,248	9,807
Trust, investment and asset management fees	2,185	1,815	6,054	5,631
Loss on sales of investment securities	(16)	—	(24)	—

Total noninterest income	17,572	13,744	46,069	38,605

Operating expenses:
Salaries and employee benefits	19,099	16,741	55,771	49,948
Occupancy and equipment	4,884	4,350	14,109	13,557
Data processing and communications	4,240	3,264	11,613	9,747
Amortization of intangible assets	1,629	1,520	4,725	4,502
Legal and professional fees	1,365	1,119	3,606	3,510
Office supplies and postage	1,168	1,004	3,222	3,063
Business development and marketing	1,800	1,190	4,288	3,085
Other	2,580	2,652	7,482	7,071

Total operating expenses	36,765	31,840	104,816	94,483

Income before income taxes	14,577	14,396	41,114	40,033
Income taxes	3,548	3,517	10,070	9,808

Net income	$11,029	$10,879	$31,044	$30,225

Basic earnings per share	$0.37	$0.36	$1.04	$1.01
Diluted earnings per share	$0.37	$0.36	$1.02	$1.00
Dividends declared per share	$0.21	$0.20	$0.61	$0.58

The accompanying notes are an integral part of the consolidated financial statements.
4

COMMUNITY BANK SYSTEM, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) Nine months Ended September 30, 2007 (In Thousands, Except Share Data)

	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Amount Issued	Paid-In Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2006	30,020,159	$32,773	$203,197	$291,871	($4,697)	($61,616)	$461,528

Net income				31,044			31,044

Other comprehensive gain, net of tax					253		253

Dividends declared:
Common, $0.61 per share				(18,242)			(18,242)

Common stock issued under
Stock plan, including tax benefits of $309	178,387	179	2,243				2,422

Stock options earned			1,660				1,660

Treasury stock purchased	(526,650)					(10,323)	(10,323)

Balance at September 30, 2007	29,671,896	$32,952	$207,100	$304,673	($4,444)	($71,939)	$468,342

The accompanying notes are an integral part of the consolidated financial statements.
5

COMMUNITY BANK SYSTEM, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In Thousands)

	Three Months Ended September 30,		Nine months Ended September 30,

	2007	2006	2007	2006

Other comprehensive loss, before tax:
Change in pension liability	$0	$0	($ 50)	($ 117)
Change in unrealized loss on derivative instruments used in cash flow hedging relationship	(1,882)	0	(890)	0
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	13,237	12,063	1,173	(7,432)
Reclassification adjustment for losses included in net income	16	0	24	0

Other comprehensive income (loss), before tax:	11,371	12,063	257	(7,549)
Income tax (expense) benefit related to other comprehensive gain (loss)	(4,206)	(4,627)	(4)	2,927

Other comprehensive gain (loss), net of tax:	7,165	7,436	253	(4,622)
Net income	11,029	10,879	31,044	30,225

Comprehensive income	$18,194	$18,315	$31,297	$25,603

The accompanying notes are an integral part of the consolidated financial statements.
6

COMMUNITY BANK SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	Nine months Ended September 30,

	2007	2006

Operating activities:
Net income	$31,044	$30,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,995	6,456
Amortization of intangible assets	4,725	4,502
Net (accretion) amortization of premiums and discounts on securities and loans	(4,661)	971
Amortization of unearned compensation and discount on subordinated debt	284	95
Provision for loan losses	1,124	5,175
Loss on investment securities and debt extinguishments	24	0
Gain on sale of loans and other assets	(175)	(97)
Proceeds from the sale of loans held for sale	9,261	14,388
Origination of loans held for sale	(9,198)	(14,347)
Excess tax benefits from share-based payment arrangements	(133)	(245)
Change in other operating assets and liabilities	(3,564)	5,644

Net cash provided by operating activities	35,726	52,767

Investing activities:
Proceeds from sales of available-for-sale investment securities	6,775	33,719
Proceeds from maturities of held-to-maturity investment securities	12,202	3,802
Proceeds from maturities of available-for-sale investment securities	420,420	88,118
Purchases of held-to-maturity investment securities	(3,258)	(6,627)
Purchases of available-for-sale investment securities	(609,082)	(70,909)
Net increase in loans outstanding	(36,529)	(56,110)
Cash paid for acquisition (net of cash acquired of $9,172 and $1,097)	(11,821)	(38,971)
Capital expenditures	(7,581)	(4,142)

Net cash used in investing activities	(228,874)	(51,120)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	33,165	(36,124)
Net change in time deposits	19,138	53,091
Net change in short-term borrowings	170,701	(96,400)
Change in long-term borrowings (net of payments of $1,078 and $252)	(1,078)	102,648
Payment on subordinated debt held by unconsolidated subsidiary trusts	(30,929)	0
Issuance of common stock	3,527	2,309
Purchase of treasury stock	(10,323)	(5,542)
Cash dividends paid	(17,994)	(17,049)
Tax benefits from share-based payment arrangements	133	245

Net cash provided by financing activities	166,340	3,178

Change in cash and cash equivalents	(26,808)	4,825
Cash and cash equivalents at beginning of period	232,032	114,605

Cash and cash equivalents at end of period	$205,224	$119,430

Supplemental disclosures of cash flow information:
Cash paid for interest	$87,905	$66,919
Cash paid for income taxes	6,105	5,621
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	6,238	5,972
Gross change in unrealized loss on available-for-sale investment securities	1,197	(7,432)

The accompanying notes are an integral part of the consolidated financial statements.
7

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

TLNB Financial Corporation

On June 1, 2007, the Company completed its acquisition of TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.8 million. Based in Tupper Lake, NY, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. The results of TLNB’s operations have been included in the consolidated financial statements since that date.

The estimated purchase price allocation of the assets acquired and liabilities assumed in the purchase of HBT and TLNB, collectively, including capitalized acquisition costs, is as follows:

(000’s omitted)

Cash and due from banks	$9,172
Available-for-sale investment securities	25,966
Loans net of allowance for loan losses of $747	54,805
Premises and equipment, net	3,034
Other assets	3,989
Goodwill	12,837
Core deposit & customer list intangibles	2,366

Total assets acquired	112,169

Deposits	84,002
Borrowings	4,288
Other liabilities	2,886

Total liabilities assumed	91,176

Net assets acquired	$20,993

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

Stock Repurchase Program

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares. On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions. Through September 30, 2007, the Company has repurchased pursuant to the program 1,379,811 shares at an aggregate cost of $29.8 million and an average price per share of $21.61. The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated statements of condition and income.

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

NOTE D:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period. Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The dilutive effect of options is calculated using the treasury stock method of accounting. The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period. There were approximately 1.7 million anti-dilutive stock options outstanding at September 30, 2007 compared to approximately 1.4 million weighted-average anti-dilutive stock options outstanding at September 30, 2006. The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2007 and 2006.

(000’s omitted, except per share data)	Income	Shares	Per Share Amount

Three Months Ended September 30, 2007
Basic EPS	$11,029	29,792	$0.37
Stock options and restricted stock		286

Diluted EPS	$11,029	30,078	$0.37

Three Months Ended September 30, 2006
Basic EPS	$10,879	29,932	$0.36
Stock options and restricted stock		402

Diluted EPS	$10,879	30,334	$0.36

Nine Months Ended September 30, 2007
Basic EPS	$31,044	29,988	$1.04
Stock options and restricted stock		320

Diluted EPS	$31,044	30,308	$1.02

Nine Months Ended September 30, 2006
Basic EPS	$30,225	29,967	$1.01
Stock options and restricted stock		406

Diluted EPS	$30,225	30,373	$1.00

NOTE E: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of September 30, 2007			As of December 31, 2006

(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Core deposit intangibles	$66,973	($45,154)	$21,819	$65,351	($40,686)	$24,665
Other intangibles	3,383	(1,715)	1,668	2,750	(1,569)	1,181

Total amortizing intangibles	70,356	(46,869)	23,487	68,101	(42,255)	25,846
Non-amortizing intangible assets:
Goodwill	233,279	0	233,279	220,290	0	220,290

Total intangible assets, net	$303,635	($46,869)	$256,766	$288,391	($42,255)	$246,136

No goodwill impairment adjustments were recognized in 2007 or 2006.
10

The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000’s omitted)	Amount

Sep-Dec 2007	$1,623
2008	6,117
2009	5,517
2010	3,590
2011	1,484
Thereafter	5,156

Total	$23,487

NOTE F:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors three business trusts, Community Capital Trust II, Community Statutory Trust III and Community Capital Trust IV (Trust IV), of which 100% of the common stock is owned by the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the preferred securities issued by each trust are payable semi-annually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

	Issuance Date	Par Amount	Interest Rate	Maturity Date	Call Provision	Call Price

II	7/16/2001	$25 million	6 month LIBOR plus 3.75% (9.12%)	7/16/2031	5 year beginning 2006	107.6875% declining to par in 2011
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (8.94%)	7/31/2031	5 year beginning 2006	107.5000% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (7.34%)	12/15/2036	5 year beginning 2012	Par

The Company also entered into an interest rate swap agreement to convert Trust IV’s variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%. A net gain of $334,000 was recognized for the interest rate swap agreement for the nine months ended September 30, 2007 and was used to offset the interest expense for the trust preferred securities.

NOTE G:  INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain tax positions. As of the adoption date of January 1, 2007, the liability, net of applicable deferred tax assets, for unrecognized income tax benefits was $12.2 million, of which $11.1 million, if recognized, would favorably affect the Company’s effective tax rate. As of September 30, 2007, the liability, net of applicable deferred tax assets, for unrecognized income tax benefits was approximately $12.9 million. During the first nine months of 2007, there were additions of $0.7 million for tax positions related to the current year, all of which was provided through the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had approximately $3.2 million of accrued interest related to uncertain tax positions.

The tax years 2003 – 2006 remain open to examination by the Federal taxing authority. The tax years 1997 - 2006 remain open to examination by New York State. Total unrecognized tax benefits could change significantly during the next twelve months if the NYS examinations for tax years 1997 – 2004, which are currently in progress, are completed during that time. The amount of this change, if any, cannot reasonably be determined at this time.

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

	Pension Benefits				Post-retirement Benefits

	Three Months Ended September 30,		Nine months Ended September 30,		Three Months Ended September 30,		Nine months Ended September 30,

(000’s omitted)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$837	$719	$2,349	$2,216	$148	$130	$444	$391
Interest cost	680	635	2,039	1,902	131	119	392	355
Expected return on plan assets	(1,007)	(827)	(3,021)	(2,482)	0	0	0	0
Net amortization and deferral	247	270	742	900	29	27	88	81
Amortization of prior service cost	(18)	13	(52)	(71)	28	27	82	82
Amortization of transition obligation	0	0	0	0	10	10	31	31

Net periodic benefit cost	$739	$810	$2,057	$2,465	$346	$313	$1,037	$940

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

The contract amount of commitment and contingencies are as follows:

(000’s omitted)	September 30, 2007	December 31, 2006

Commitments to extend credit	$477,623	$443,367
Standby letters of credit	10,940	10,082

Total	$488,563	$453,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the Company or CBSI) as of and for the three and nine months ended September 30, 2007 and 2006, although in some circumstances the second quarter of 2007 is also discussed in order to more fully explain recent trends. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes that appear on pages 3 through 12. All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2007, “third quarter” refers to the quarter ended September 30, 2007, earnings per share (EPS) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (FTE) basis.

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

On June 1, 2007, the Company completed its acquisition of TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.8 million. Based in Tupper Lake, NY, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. On a consolidated basis, TLNB had approximately $100 million in assets and $87 million of deposits.

On May 18, 2007, the Company’s subsidiary, Benefit Plans Administrative Services, Inc. (BPAS), completed its acquisition of Hand Benefits & Trust, Inc. (HBT) in an all cash transaction. HBT is a Houston, Texas based provider of employee benefit plan administration and trust services.

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

Third quarter and September year-to-date (YTD) earnings per share were $0.37 and $1.02, respectively, an increase of $0.01 and $0.02 as compared to the respective prior year periods. The increase was driven by increased interest income on loans and investments, significantly higher noninterest income, and favorable asset quality results. These were partially offset by higher cost of funds and higher operating expenses. Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.41 versus $0.40 for the prior year’s third quarter and $0.39 for the second quarter of 2007.

Asset quality in the third quarter of 2007 was improved in comparison to the same period last year, with reductions in the net charge-off, nonperforming loan and total delinquent loan ratios. The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to organic growth and the acquisitions of TLNB, Elmira and ONB. The size of the investment portfolio increased from both the prior year-end and the third quarter of 2006, principally due to higher short-term investments and cash equivalents, which were up $248 million from September 30, 2006. Average deposits increased in the third quarter of 2007 as compared to both the second quarter of 2007 and the third quarter of 2006, due to organic growth and the TLNB, Elmira and ONB acquisitions. External borrowings increased from the end of December 2006 due to a $200 million short term investment leverage strategy implemented in the third quarter, partially offset by the early redemption of $30 million of fixed-rate trust preferred securities in the beginning of the first quarter of 2007.

Net Income and Profitability

As shown in Table 2, earnings per share for the third quarter and September YTD of $0.37 and $1.02, respectively, were $0.01 and $0.02 higher than the EPS generated in the same periods of last year. Net income for the quarter of $11.0 million was up 1.4% over the third quarter of 2006 and net income of $31.0 million for the first nine months of 2007 increased 2.7% from the amount earned in the first nine months of 2006. As compared to the second quarter of 2007, net income increased $0.7 million or 6.5%, and earnings per share increased $0.03, or 8.8%.

Third quarter net interest income of $34.3 million was up $0.5 million or 1.4% from the comparable prior year period, while net interest income for the first nine months of 2007 decreased $0.1 million as compared to the first nine months of 2006. The current quarter’s provision for loan losses decreased $0.8 million as compared to the third quarter of 2006 and decreased $4.1 million for the first nine months of 2007 as compared to 2006 as a result of favorable and improved asset quality attributes. Third quarter noninterest income, excluding securities losses, was $17.6 million, up $3.8 million or 28% from the third quarter of 2006, while YTD noninterest income of $46.1 million increased $7.5 million or 19% from the prior year level. Operating expenses of $36.8 million for the quarter and $104.8 million for the first nine months of 2007 were up $4.9 million or 15% and $10.3 million or 10.9%, respectively, from the comparable prior year periods, a significant portion due to the acquisitions of TLNB and HBT during the second quarter of 2007 and Elmira and ONB in the third and fourth quarters of 2006.

In addition to the earnings results presented above in accordance with generally accepted accounting principles (GAAP), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments. Management believes that this information helps investors better understand the effect of acquisition activity in reported results. Cash earnings per share for the third quarter and the first nine months of 2007 were $0.41 and $1.16, respectively, up 2.5% and 2.7% from the $0.40 and $1.13 earned in the comparable periods of 2006.

As reflected in Table 2, the primary reasons for higher earnings in both periods were a lower loan loss provision and higher noninterest income, partially offset by higher operating expenses. Net interest income for the third quarter of 2007 increased slightly as compared to both the third quarter of 2006 and the second quarter of 2007 as acquired and organic loan growth and higher loan yields had a greater impact than the higher cost of funds in the same periods. Excluding security losses, noninterest income increased due to a strong performance by the Company’s employee benefits consulting and plan administration business, due to both significant organic growth and the acquisition of HBT, as well as higher banking service fees, including higher debit card related revenues. Improved net charge-off and nonperforming loan ratios were the primary reasons for the decrease in loan loss provision, despite an increase in total loans outstanding. Operating expenses increased for the quarter and year to date periods primarily due to costs associated with the four acquisitions in the last year, as well as employee merit increases, higher medical costs, business development and marketing expenditures, and data processing and communication costs.

A reconciliation of GAAP-based earnings results to cash-based earnings results and a condensed income statement are as follows:

Table 1:  Reconciliation of GAAP Net Income to Cash Net Income (Non-GAAP measure)

	Three Months Ended September 30,		Nine months Ended September 30,

(000’s omitted)	2007	2006	2007	2006

Net income	$11,029	$10,879	$31,044	$30,225
After-tax cash adjustments:
Amortization of market value adjustments On net assets acquired in mergers	172	200	526	612
Amortization of intangible assets	1,233	1,149	3,568	3,399

Net income – cash	$12,434	$12,228	$35,138	$34,236

Diluted earnings per share – cash	$0.41	$0.40	$1.16	$1.13

Table 2: Summary Income Statements

	Three Months Ended September 30,		Nine months Ended September 30,

(000’s omitted, except per share data)	2007	2006	2007	2006

Net interest income	$34,280	$33,792	$100,985	$101,086
Provision for loan losses	510	1,300	1,124	5,175
Noninterest income excluding security losses	17,588	13,744	46,093	38,605
Loss on sales of investment securities	(16)	0	(24)	0
Operating expenses	36,765	31,840	104,816	94,483

Income before taxes	14,577	14,396	41,114	40,033
Income taxes	3,548	3,517	10,070	9,808

Net income	$11,029	$10,879	$31,044	$30,225

Diluted earnings per share	$0.37	$0.36	$1.02	$1.00
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

As shown in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter of 2007 was $37.9 million, a slight increase from the same period last year and a $0.9 million increase from the second quarter of 2007. A $377 million increase in third quarter interest-earning assets versus the prior year offset a $379 million increase in average interest-bearing liabilities and a 31 basis point decrease in the net interest margin. As reflected in Table 4, the volume and rate increases from interest bearing assets had a $6.3 million favorable impact on net interest income, while the volume and rate increases from interest bearing liabilities had a $6.0 million negative impact on net interest income. September 2007 YTD net interest income of $112.1 million was up $0.1 million or 0.1% from the year earlier period. A $344 million increase in interest bearing assets more than offset a $366 million increase in interest-bearing liabilities and a 33 basis point decrease in the net interest margin. The volume and rate increases from interest bearing assets contributed a positive $20.3 million variance on net interest income, while the volume and rate increases from interest bearing liabilities had a slightly smaller $20.2 million negative impact on net interest income.

Higher third quarter and September YTD average loan balances were attributable to $33.2 million of quarterly average organic loan growth since the third quarter of 2006, driven by growth in the consumer mortgage and consumer installment portfolios. Additionally, contributing to the increase in the average third quarter loan balance was $184 million of loans acquired in the TLNB, Elmira and ONB acquisitions. Average investments for the third quarter and YTD periods were $160 million and $82 million higher than the respective periods of 2006, primarily due to higher interest-earning cash balances and a short-term investment leverage strategy put into place during the third quarter of 2007. In comparison to the prior year, total average deposits were up $222 million or 7.2% and $215 million or 7.1% for the quarter and YTD periods, respectively, as a result of organic growth and three banking acquisitions during the past 14 months. Quarterly and YTD average deposits from acquired TLNB, Elmira and ONB branches were $259 million and $217 million, respectively. Quarterly and YTD average borrowings increased $184 million and $144 million as compared to the third quarter and first nine months of 2006 due to the $200 million short-term investment leverage strategy put into place during the third quarter of 2007, the all-cash acquisitions of TLNB, Elmira and ONB, and the issuance of $75 million of trust preferred securities in the fourth quarter of 2006, partially offset by the early redemption of $30 million of fixed rate trust preferred securities in the first quarter of 2007.

The net interest margin of 3.56% for the third quarter and 3.65% for the year to date period dropped 31 basis points and 33 basis points, respectively, versus the same periods in the prior year. These declines were primarily attributable to an increase in the cost of funds (quarter up 31 basis points, YTD up 45 basis points), due to continued customer migration to time deposit products and the impact of completed acquisitions, while earning assets yields increased at a slower rate (quarter up one basis points, YTD up 12 basis points). The change in the earning-asset yield was driven by an increase in loan yields of nine basis points for the quarter and 22 basis points for the YTD period, while investment yields declined 12 basis points for the quarter and eight basis points for the YTD period. Results include the impact of the TLNB, Elmira and ONB acquisitions, which had lower net interest margin attributes than the Company’s historical averages. Excluding the $200 million short-term investment leverage strategy in the third quarter, the net interest margin for the third quarter of 2007 would have been 3.69%, an 18 basis point decline from the third quarter of 2006 and a five basis point increase from the second quarter of 2007. This strategy not only produced positive net interest income, but it also served to demonstrate the Company’s ability to freely access liquidity sources despite tightened credit market conditions.

The third quarter cost of funds increased 31 basis points versus the prior year quarter due to a 39 basis point increase on interest-bearing deposits rates, partially offset by a 23 basis point decrease in the average interest rate paid on external borrowings. The increase in the YTD cost of funds was driven by a 53 basis point increase in deposit costs while borrowing rates remained stable, increasing one basis point. Interest rates on selected categories of deposit accounts were raised throughout 2006 and early 2007 in response to market conditions. Additionally, customers continued to move funds from low rate and noninterest-earning accounts to higher yielding checking and time deposit accounts. Additionally, the long-term rate was impacted by the approximately 15 basis point decrease in the three and six month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $50 million of the mandatorily redeemable preferred securities is based. The rate on external borrowings was also positively impacted by retiring $30 million of trust preferred securities early in 2007 and replacing it with a new issuance that carried an interest rate approximately 300 basis points lower.

Tables 3a and 3b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.8% in 2007 and 38.4% in 2006. Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include nonaccrual loans and loans held for sale.

Table 3a: Quarterly Average Balance Sheet

(000’s omitted except yields and rates)	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006

	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Cash equivalents	$90,140	$1,181	5.20%	$34,264	$431	4.99%
Taxable investment securities (1)	881,200	11,891	5.35%	741,764	10,031	5.37%
Nontaxable investment securities (1)	477,369	8,184	6.80%	512,721	8,823	6.83%
Loans (net of unearned discount)	2,775,337	47,995	6.86%	2,558,137	43,640	6.77%

Total interest-earning assets	4,224,046	69,251	6.50%	3,846,886	62,925	6.49%

Noninterest-earning assets	455,272			425,166

Total assets	$4,679,318			$4,272,052

Interest-bearing liabilities:

Interest checking, savings and money market deposits	$1,255,656	3,640	1.15%	$1,161,076	3,186	1.09%
Time deposits	1,479,693	16,651	4.46%	1,379,074	13,171	3.79%
Short-term borrowings	307,090	3,147	4.07%	125,013	1,327	4.21%
Long-term borrowings	536,859	7,888	5.83%	534,811	7,685	5.70%

Total interest-bearing liabilities	3,579,298	31,326	3.47%	3,199,974	25,369	3.15%

Noninterest-bearing liabilities:
Demand deposits	583,946			557,398
Other liabilities	53,902			57,684
Shareholders’ equity	462,172			456,996

Total liabilities and shareholders’ equity	$4,679,318			$4,272,052

Net interest earnings		$37,925			$37,556

Net interest spread			3.03%			3.34%
Net interest margin on interest-earnings assets			3.56%			3.87%

Fully tax-equivalent adjustment		$3,645			$3,764

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
17

Table 3b: Year-to-Date Average Balance Sheet

(000’s omitted except yields and rates)	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006

	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Cash equivalents	$93,305	$3,658	5.24%	$24,917	$910	4.88%
Taxable investment securities (1)	807,283	33,384	5.53%	764,116	31,715	5.55%
Nontaxable investment securities (1)	487,771	25,178	6.90%	517,680	26,689	6.89%
Loans (net of unearned discount)	2,724,307	139,364	6.84%	2,462,185	121,962	6.62%

Total interest-earning assets	4,112,666	201,584	6.55%	3,768,898	181,276	6.43%

Noninterest-earning assets	449,740			426,185

Total assets	$4,562,406			$4,195,083

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,222,630	10,415	1.14%	$1,139,608	8,475	0.99%
Time deposits	1,469,769	48,088	4.37%	1,331,294	35,523	3.57%
Short-term borrowings	207,652	6,406	4.12%	138,578	3,935	3.80%
Long-term borrowings	579,775	24,526	5.66%	504,507	21,282	5.64%

Total interest-bearing liabilities	3,479,826	89,435	3.44%	3,113,987	69,215	2.97%

Noninterest-bearing liabilities:
Demand deposits	564,526			570,552
Other liabilities	53,914			54,692
Shareholders’ equity	464,140			455,852

Total liabilities and shareholders’ equity	$4,562,406			$4,195,083

Net interest earnings		$112,149			$112,061

Net interest spread			3.11%			3.46%
Net interest margin on interest-earnings assets			3.65%			3.98%

Fully tax-equivalent adjustment		$11,164			$10,975

(1)	Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
18

As discussed above and disclosed in Table 4 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	3rd Quarter 2007 versus 3rd Quarter 2006			Nine Months Ended September 30, 2007 versus September 30, 2006

	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)

	Volume	Rate	Net Change	Volume	Rate	Net Change

(000’s omitted)
Interest earned on:
Cash equivalents	$731	$19	$750	$2,676	$72	$2,748
Taxable investment securities	1,882	(22)	1,860	1,785	(116)	1,669
Nontaxable investment securities	(607)	(32)	(639)	(1,543)	32	(1,511)
Loans (net of unearned discount)	3,748	607	4,355	13,310	4,092	17,402
Total interest-earning assets (2)	6,182	144	6,326	16,797	3,511	20,308

Interest paid on:
Interest checking, savings and money market deposits	268	186	454	647	1,293	1,940
Time deposits	1,011	2,469	3,480	3,958	8,607	12,565
Short-term borrowings	1,867	(47)	1,820	2,105	366	2,471
Long-term borrowings	29	174	203	3,184	60	3,244
Total interest-bearing liabilities (2)	3,173	2,784	5,957	8,677	11,543	20,220

Net interest earnings (2)	3,519	(3,151)	369	9,778	(9,691)	88

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of change in each component.

(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.
19

Noninterest Income

The Company’s sources of noninterest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels; employee benefit plan administration, actuarial and consulting services (performed by BPA-Harbridge and HBT), trust services, investment and insurance products (performed by Community Investment Services, Inc. or CISI and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors or Nottingham); and periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Three Months Ended September 30,		Nine months Ended September 30,
(000’s omitted)	2007	2006	2007	2006

Deposit service charges and fees	$8,382	$7,329	$23,184	$21,001
Benefit plan administration, consulting and actuarial fees	5,509	3,271	14,248	9,807
Trust, investment and asset management fees	2,185	1,815	6,054	5,631
Other banking services	1,337	1,113	2,006	1,706
Mortgage banking	175	216	601	460

Subtotal	17,588	13,744	46,093	38,605
Loss on sales of investment securities	(16)	0	(24)	0

Total noninterest income	$17,572	$13,744	$46,069	$38,605

Noninterest income/total income (FTE)	31.7%	26.8%	29.1%	25.6%

As displayed in Table 5, noninterest income (excluding securities gains) was $17.6 million in the third quarter and $46.1 million for the first nine months of 2007. This represents an increase of $3.8 million or 28% for the quarter, and $7.5 million or 19% for the YTD period in comparison to one year earlier. A significant portion of the growth in both time intervals was attributable to growth in benefit plan administration, consulting and actuarial fees, a large portion of which was organic. The acquisition of HBT in mid May 2007 generated approximately $1.6 million of revenue growth in the quarter and $2.3 million in the year to date period. General recurring banking fees of $9.9 million for the third quarter and $25.8 million for the first nine months of 2007 were up $1.2 million or 14.3% and $2.6 million or 11.3%, respectively, as compared to the prior year periods, driven by organic core deposit account growth, higher electronic banking related revenues and incremental income generated from the recently acquired TLNB, Elmira and ONB branches. Consistent with prior years, other banking revenues for the third quarter include the annual dividends from creditor insurance programs in which the Company participates approximating $0.8 million.

Strong performance at BPA-Harbridge, combined with the acquisition of HBT, generated revenue growth of $2.2 million (68%) for the quarter and $4.4 million (45%) for the first nine months. The organic growth was achieved primarily through enhanced service offerings to both new and existing clients. Third quarter trust, investment, asset management, and insurance-related revenues increased $0.4 million as compared to both the prior year and the year-to-date period, a majority of which was attributable to organic growth, with the balance of the increase coming the acquisition of TLNB’s Insurance Agency business.

The ratio of noninterest income to total income (FTE basis) was 31.7% for the quarter and 29.1% for the year-to-date period versus 26.8% and 25.6% for the comparable periods in 2006. This improvement is a function of increased noninterest banking and financial services income (excluding net security losses), combined with small increases in net interest income.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness used in the banking industry.

Table 6: Operating Expenses

	Three Months Ended September 30,		Nine months Ended September 30,
(000’s omitted)	2007	2006	2007	2006

Salaries and employee benefits	$19,099	$16,741	$55,771	$49,948
Occupancy and equipment	4,884	4,350	14,109	13,557
Data processing and communications	4,240	3,264	11,613	9,747
Amortization of intangible assets	1,629	1,520	4,725	4,502
Legal and professional fees	1,365	1,119	3,606	3,510
Office supplies and postage	1,168	1,004	3,222	3,063
Business development and marketing	1,800	1,190	4,288	3,085
Other	2,580	2,652	7,482	7,071

Total operating expenses	$36,765	$31,840	$104,816	$94,483

Operating expenses/average assets	3.12%	2.96%	3.07%	3.01%
Efficiency ratio	63.1%	58.8%	63.0%	59.6%

As shown in Table 6, third quarter 2007 operating expenses were $36.8 million, up $4.9 million or 15.5% from the prior year level. Year-to-date operating expenses of $104.8 million rose $10.3 million or 10.9% compared to 2006. The increase was primarily attributable to incremental operating expenses related to the TLNB, HBT, Elmira and ONB acquisitions. Additionally, the increase in operating expenses can be attributable to annual merit increases (approximately $0.5 million for the quarter, $1.4 million YTD), higher data processing and communication costs ($1.0 million for the quarter, $1.9 million YTD), and an increased level of business development and marketing expense ($0.6 million for the quarter, $1.2 million YTD). Included in total operating expenses of $36.8 million and $104.8 million for the third quarter and first nine months of 2007, are non-recurring transaction related acquisition expenses of $0.1 million and $0.4 million, respectively. The increase in data processing and communications costs as well as the increase in business development and marketing expenses reflects the Company’s continued investments in strategic technology and business development initiatives to grow and enhance our service offerings.

The Company’s efficiency ratio (recurring operating expense excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 63.1% for the third quarter, 4.3 percentage points above the comparable quarter of 2006. This resulted from operating expenses (as described above) increasing 16% primarily due to the acquisitions in the last year, while recurring operating income increased at a slower rate of 8.2% due to a $3.8 million increase in noninterest income excluding security gains and a slight increase in net interest income quarter over quarter. The efficiency ratio of 63.0% for the first nine months of 2007 was up 3.4 percentage points from a year earlier due to core operating expenses increasing 11.0% while recurring operating income increased at a slower rate of 5.0%. In both periods, operating income growth was inhibited by the contraction of the net interest margin. In addition, the efficiency ratios were adversely affected by the growing proportion of financial services activities, which due to the differing nature of their business carry high efficiency ratios. Operating expenses as a percentage of average assets increased 16 and six basis points for the quarter and year-to-date periods, respectively, as operating expenses increased 15.5% and 10.9%, while average assets increased 9.5% and 8.8% during the same time periods. This ratio was impacted by the comparatively high growth rates of the financial services businesses, which are less asset-intensive with higher efficiency ratio attributes.

Income Taxes

The third quarter effective income tax rate was 24.3%, compared to the 24.4% effective tax rate in the third quarter of 2006. The year-to-date effective tax rate was 24.5% consistent with the first nine months of 2006.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.43 billion at the end of the third quarter, an increase of $204.7 million and $183.7 million from December 31, 2006 and September 30, 2006, respectively. The book value (excluding unrealized gains) of investments increased $203.5 million and $181.0 million from December 31, 2006 and September 30, 2006, respectively. During 2006, the investment portfolio was allowed to run off in the flat yield curve environment. Cash flows were used to support loan growth and repay borrowings until more advantageous investment opportunities became available. During the first nine months of 2007, cash flows were reinvested in short-term agency securities and other cash equivalents. Additionally, during the third quarter of 2007, a $200 million short-term investment leverage strategy was undertaken. The overall mix of securities within the portfolio over the last year changed somewhat, with an increase in the proportion of U.S. Treasury and Agency securities, the purchase of asset-backed securities and a slight decrease in obligations of state and political subdivisions and mortgage-backed securities. The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time. At September 30, 2007, the portfolio had a $9.0 million net unrealized gain, an increase of $1.2 million from the unrealized gain at December 31, 2006 and an improvement of $2.7 million from the unrealized gain at September 30, 2006. This fluctuation is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Table 7: Investments

	September 30, 2007		December 31, 2006		September 30, 2006

(000’s omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value

Held-to-Maturity Portfolio:
U.S. Treasury and Agency securities	$127,092	$124,658	$127,200	$124,020	$127,236	$122,998
Obligations of state and political subdivisions	5,718	5,723	7,242	7,257	8,495	8,508
Other securities	3,996	3,996	11,417	11,417	9,326	9,326

Total held-to-maturity portfolio	136,806	134,377	145,859	142,694	145,057	140,832

Available-for-Sale Portfolio:
U.S. Treasury and Agency securities	563,041	564,020	372,706	370,787	385,424	382,178
Obligations of state and political subdivisions	475,338	484,823	502,677	514,647	507,804	519,697
Corporate securities	40,492	39,708	35,603	35,080	35,639	35,021
Collateralized mortgage obligations	36,265	36,058	43,768	43,107	49,081	48,374
Asset-backed securities	48,072	48,071	0	0	0	0
Mortgage-backed securities	72,479	71,985	76,266	75,181	78,247	77,204

Subtotal	1,235,687	1,244,665	1,031,020	1,038,802	1,056,195	1,062,474
Equity securities	52,459	52,459	44,610	44,610	42,720	42,720

Total available-for-sale portfolio	1,288,146	1,297,124	1,075,630	1,083,412	1,098,915	1,105,194

Net unrealized gain on available-for-sale portfolio	8,978	0	7,782	0	6,279	0

Total	$1,433,930	$1,431,501	$1,229,271	$1,226,106	$1,250,251	$1,246,026

Loans

As shown in Table 8, loans ended the third quarter at $2.79 billion, up $90.4 million (3.3%) from year-end 2006 and up $130.3 million (4.9%) versus one year earlier. The TLNB, ONB and Elmira acquisitions added approximately $98.1 million of loans to the loan portfolio as of September 30, 2007. Excluding the impact of the TLNB, ONB and Elmira acquisitions, loans increased $32.2 million or 1.3% from the third quarter of 2006 with organic growth in both the consumer mortgage and consumer installment portfolios, offset by a small decline in the business lending portfolio. During the third quarter, loans increased $24.7 million with increases in the consumer installment portfolio ($20.1 million) and the consumer mortgage portfolio ($21.1 million), partially offset by a decrease in the business lending portfolio ($16.5 million).

Table 8: Loans

(000’s omitted)	September 30, 2007		December 31, 2006		September 30, 2006

Business lending	$972,394	34.8%	$960,034	35.5%	$953,808	35.8%
Consumer mortgage	969,567	34.7%	912,505	33.8%	890,939	33.5%
Consumer installment	849,949	30.5%	829,019	30.7%	816,815	30.7%

Total loans	$2,791,910	100.0%	$2,701,558	100.0%	$2,661,562	100.0%

Business lending increased $12.4 million in the first nine months of 2007 and increased $18.6 million versus one year ago. Excluding the impact of the TLNB, ONB and Elmira acquisitions, business lending declined $1.8 million over the last nine months and $14.7 million over the last year. The reduction in business lending during the period was impacted by certain unscheduled payoffs and line of credit reductions, including ownership changes and other capital-raising initiatives. The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.

Consumer mortgages increased $78.6 million, year-over-year, and $57.1 million in the first nine months of 2007, despite the sale of a portion of longer-term fixed-rate new mortgage originations in the secondary market. Excluding the impact of the TLNB, ONB and Elmira acquisitions, consumer mortgages increased $30.0 million and $30.1 million for the past nine and twelve month periods, respectively. Consumer mortgage growth has been strong over the last few quarters despite interest rates rising above prior year levels. The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products. The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of our markets.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, increased $20.9 million in the first nine months of 2007 and increased $33.1 million on a year-over-year basis. Excluding the impact of the TLNB, ONB and Elmira acquisitions, consumer installment lending increased $15.9 million for the first nine months of 2007 and increased $16.8 million for the year-over-year period. Continued moderate interest rates (by historical standards), aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive profitable growth in this segment in all the Company’s markets over the last year.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2007 and 2006 and December 31, 2006.

Table 9: Nonperforming Assets

(000’s omitted)	September 30, 2007	December 31, 2006	September 30, 2006

Nonaccrual loans	$7,774	$10,107	$10,114
Accruing loans 90+ days delinquent	451	1,207	1,133
Restructured loans	1,158	1,275	1,300

Total nonperforming loans	9,383	12,589	12,547
Other real estate (OREO)	1,097	1,838	1,320

Total nonperforming assets	$10,480	$14,427	$13,867

Allowance for loan losses to total loans	1.31%	1.34%	1.33%
Allowance for loan losses to nonperforming loans	388%	288%	283%
Nonperforming loans to total loans	0.34%	0.47%	0.47%
Nonperforming assets to total loans and other real estate	0.38%	0.53%	0.52%
Delinquent loans (30 days old to nonaccruing) to total loans	1.10%	1.33%	1.22%
Net charge-offs to average loans outstanding (quarterly)	0.11%	0.21%	0.17%
Loan loss provision to net charge-offs (quarterly)	68%	101%	117%
23

As displayed in Table 9, nonperforming assets at September 30, 2007 were $10.5 million, a decrease of $3.4 million versus one year earlier and a $3.9 million decrease as compared to the level at the end of 2006. Nonperforming loans ratios remain at the lowest level in over three years, reflective of disciplined credit management and a relatively stable economic condition over the past few years. Other real estate decreased $0.2 million from one-year ago and decreased $0.7 million from year-end 2006, a result of the Company managing 18 properties at September 30, 2007 as compared to 23 OREO properties at December 31, 2006. No single property has a carrying value in excess of $250,000.

Nonperforming loans were 0.34% of total loans outstanding at the end of the third quarter, significantly below the 0.47% at both December 31, 2006 and September 30, 2006. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 388% at the end of the third quarter compared to 288% at year-end 2006 and 283% at September 30, 2006, reflective of the low level of nonperforming loans.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.10% at the end of the third quarter, substantially below the 1.33% at year-end 2006 and 1.22% at September 30, 2006. Commercial and real estate loan delinquency ratios at the end of the third quarter improved in comparison to both of the earlier periods. The delinquency rate for installment loans decreased as compared to the December 31, 2006, increased slightly as compared to September 30, 2006, and remained below the average level of the past eight quarters. The delinquency level at the end of the current quarter was 13 basis points below the Company’s average of 1.23% over the previous eight quarters.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended September 30,		Nine months Ended September 30,

(000’s omitted)	2007	2006	2007	2006

Allowance for loan losses at beginning of period	$36,690	$32,900	$36,313	$32,581
Charge-offs:
Business lending	241	582	776	3,138
Consumer mortgage	37	54	317	156
Consumer installment	1,229	1,548	3,641	4,410

Total charge-offs	1,507	2,184	4,734	7,704

Recoveries:
Business lending	116	425	762	664
Consumer mortgage	47	23	68	100
Consumer installment	591	621	2,167	2,269

Total recoveries	754	1,069	2,997	3,033

Net charge-offs	753	1,115	1,737	4,671
Provision for loans losses	510	1,300	1,124	5,175
Allowance for acquired loans	0	2,432	747	2,432

Allowance for loan losses at end of period	$36,447	$35,517	$36,447	$35,517

Net charge-offs to average loans outstanding:
Business lending	0.05%	0.07%	0.00%	0.39%
Consumer mortgage	0.00%	0.01%	0.04%	0.01%
Consumer installment	0.30%	0.46%	0.24%	0.36%
Total loans	0.11%	0.17%	0.09%	0.25%

As displayed in Table 10, net charge-offs during the third quarter were $0.8 million, $0.4 million lower than the equivalent 2006 period. The consumer installment and business lending portfolios experienced declines in the level of charge-offs, while the consumer mortgage portfolio experienced a net recovery position in the third quarter of 2007. The nine months ended September 30, 2006 included charge-offs of $1.7 million related to three dealer floor plan relationships. The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter was 0.11%, six basis points lower than the comparable quarter of 2006 and 11 basis points below the average charge-off ratio for the previous eight quarters. Net charge-offs and the corresponding net charge-off ratios continue to be significantly below the average net charge-off levels of the past several years.

The consumer mortgage portfolio experienced a net recovery for the quarter, while the consumer installment and business lending net charge-off ratios for the third quarter of 0.30% and 0.05%, respectively, decreased 16 basis points and two basis points versus prior year levels. For the year-to-date period, the business lending portfolio experienced almost no net charge-offs, the consumer installment net charge-off ratio improved 12 basis points compared to one year earlier, while the consumer mortgage charge-off ratio was higher by three basis points, but still at a favorable level.

A loan loss allowance of $36.4 million was determined as of September 30, 2007, necessitating a $0.5 million loan loss provision for the quarter, compared to $1.3 million one year earlier. The third quarter 2007 loan loss provision was $0.2 million below quarterly net charge-offs. The allowance for loan losses rose $0.9 million or 2.6% over the last 12 months, less than the 4.9% growth in the loan portfolio. Contributing to the changes was the favorable charge-off, nonperforming and delinquency trends experienced over the last twelve months. This contributed to the ratio of allowance for loan loss to loans outstanding decreasing two basis points to 1.31% for the third quarter, as compared to the levels at September 30, 2006 and declining three basis points from the level at December 31, 2006. The decrease was also slightly impacted by the increased proportion of low-risk consumer mortgage and home equity loans in the overall loan portfolio, as a result of both organic and acquired growth.

Deposits

As shown in Table 11, average deposits of $3.3 billion in the third quarter were up $184.8 million compared to fourth quarter 2006 and increased $221.7 million versus the same quarter of last year. Excluding the impact of the TLNB, Elmira and ONB acquisitions, average deposits increased $66.6 million as compared to the fourth quarter of 2006 and increased $31.0 million as compared to the third quarter of the prior year. The mix of average deposits changed slightly since the third quarter of 2006. The weightings of time deposits and interest checking deposits increased from their year-ago levels, while demand, savings and money market deposit weightings decreased. During a period of rising rates, time deposits continued to attract more funds, as evidenced by their 2.4% and 0.5% increases, excluding the impact of the TLNB, Elmira and ONB acquisitions, as compared to the fourth and third quarters of 2006, respectively. Interest checking account balances are above the prior year levels primarily as a result of new product initiatives that commenced in the second quarter of 2006. This shift in mix, combined with higher interest rates on money market and time deposit accounts increased the quarterly cost of interest-bearing deposits from 2.55% in the third quarter of 2006 to 2.94% in the most recent quarter.

Average third quarter non-public fund deposits increased $172.9 million or 5.9% versus the fourth quarter of 2006, and were up $228.3 million or 7.9% compared to the year earlier period. Average public funds have increased $12.0 million or 5.8% from the fourth quarter of 2006 and decreased $6.5 million or 2.9% from the third quarter of 2006. The Company continues to focus heavily on growing its core deposits through enhanced marketing and training programs and new product offerings introduced throughout 2006 and the first nine months of 2007.

Table 11: Quarterly Average Deposits

(000’s omitted)	September 30, 2007	December 31, 2006	September 30, 2006

Demand deposits	$583,946	$558,439	$557,398
Interest checking deposits	458,994	389,336	364,762
Savings deposits	462,895	458,320	464,037
Money market deposits	333,767	330,150	332,277
Time deposits	1,479,693	1,398,235	1,379,074

Total deposits	$3,319,295	$3,134,480	$3,097,548

Non-public fund deposits	$3,102,204	$2,929,343	$2,873,922
Public fund deposits	217,091	205,137	223,626

Total deposits	$3,319,295	$3,134,480	$3,097,548

Borrowings

At the end of the third quarter, borrowings of $948.5 million were up $143.0 million from December 31, 2006 and were up $239.5 million versus the end of the third quarter of 2006 as a result of the all-cash fundings of three acquisitions, the issuance of trust preferred securities and the initiation of a short term investment leverage strategy in the third quarter. This short term investment leverage strategy not only produced positive net interest income, it also served to demonstrate the Company’s ability to readily access liquidity sources despite tightened credit market conditions.

The Company is currently in the process of reviewing early extinguishment of its two $25 million, variable-rate trust preferred obligations, which include premium call provisions slightly over 6%. The Company estimates the impact of the one-time charge associated with this potential action to be between $0.08 and $0.10 per share, but this action would have a positive impact on future net interest income and margins. The Company expects to conclude its evaluation prior to year-end.

Shareholders’ Equity

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1.5 million of its outstanding shares in open market or privately negotiated transactions. On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions. All reacquired shares will become treasury shares and will be used for general corporate purposes, including those related to employee and director stock plan activities. Through September 30, 2007, the Company had repurchased 1,379,811 shares at an aggregate cost of $29.8 million under this program.

Total shareholders’ equity of $468.3 million at the end of the third quarter increased $6.8 million from the balance at December 31, 2006. This change consisted of net income of $31.0 million, $2.4 million from shares issued under the employee stock plan, $1.7 million from employee stock options earned, and a $0.3 million increase in the after-tax market value adjustment on the available-for-sale investment portfolio partially offset by dividends declared of $18.2 million and treasury stock purchases of $10.3 million. Over the past 12 months total shareholders’ equity increased by $3.7 million, as net income, positive contributions from shares issued under the employee stock plan and a higher market value adjustment more than offset dividends declared, treasury stock purchases, and the impact of the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158).

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.67% at the end of the third quarter, down 114 basis points from year-end 2006 and 41 basis points higher than its level one year ago. The decrease in the Tier I leverage ratio compared to December 31, 2006 is primarily the result of the early call of the $30 million of fixed-rate trust preferred securities in the first quarter and assets from the ONB and TLNB acquisitions being included in the average assets for a full quarter versus only one month of ONB assets at December 31, 2006. The increase in Tier I, as compared to the prior year third quarter, is the result of a 15.8% increase in shareholders equity, excluding intangibles and market value adjustment, combined with a smaller 9.6% increase in average assets excluding intangibles and market value adjustment and the $51.4 million net increase in trust preferred securities. The tangible equity-to-assets ratio of 4.66% decreased 41 basis points versus December 31, 2006 and was down 78 basis points versus September 30, 2006, mostly due to the acquisitions of HBT, TLNB, Elmira and ONB, treasury share purchases, and the adoption of SFAS 158.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2007 was 58.8%, up from 57.3% for the first nine months of 2006. The ratio increased because dividends declared increased 5.3%, while net income including securities gains increased a lesser 2.7%. The Company’s quarterly dividend was raised 5.0% in August 2007, from $0.20 to $0.21. On a cash earnings basis, the dividend payout ratio was 51.9% for the first nine months of 2007 as compared to 50.6% for the first nine months of 2006.

Liquidity

Management of the Company’s liquidity is critical due to the potential for unexpected fluctuations in deposits and loans. Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days. The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons. As of September 30, 2007, this ratio was 17.5% for 30 days and 17.4% for 90 days, excluding the Company’s capacity to borrow additional funds from the Federal Home Loan Bank.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company’s projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using September 30, 2007 as a starting point.

•	There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cashflows from investment contractual maturities and prepayments to repay short-term capital market borrowings.

•	The prime rate and federal funds rates are assumed to move up 200 basis points and down 100 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms. Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2007

+ 200 basis points	(0.6%)
- 100 basis points	(1.2%)

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2007.

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

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006 (filed with the SEC on March 15, 2007).

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities. The following table shows treasury stock purchases during the third quarter of 2007.

	Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 2007	73,050	$18.12	1,220,011	1,179,989
August 2007	120,100	17.97	1,340,111	1,059,889
September 2007	39,700	19.71	1,379,811	1,020,189

Total	232,850	$18.31

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ending September 30, 2007.

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

Community Bank System, Inc.

Date: November 7, 2007	/s/ Mark E. Tryniski

Mark E. Tryniski, President and Chief Executive Officer

Date: November 7, 2007	/s/ Scott Kingsley

Scott Kingsley, Treasurer and Chief
Financial Officer
31