Form 10-K
period 2007-12-31
COMMUNITY BANK SYSTEM INC
filed 2008-03-13
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter
$ 580,390,070.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

29,765,278 shares of Common Stock, $1.00 par value, were outstanding on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE.

          Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 21, 2008 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

Exhibit Index is located on page 76 of 85

TABLE OF CONTENTS

			Page

PART I

Item	1.	Business	3
Item	1A.	Risk Factors	7
Item	1B.	Unresolved Staff Comments	8
Item	2.	Properties	8
Item	3.	Legal Proceedings	8
Item	4.	Submission of Matters to a Vote of Security Holders	8
Item	4A.	Executive Officers of the Registrant	8

PART II

Item	5.	Market for Registrant’s Common Stock, Related Shareholders Matters and Issuer Purchases of Equity Securities	9
Item	6.	Selected Financial Data	12
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	38
Item	8.	Financial Statements and Supplementary Data:
		Consolidated Statements of Condition	41
		Consolidated Statements of Income	42
		Consolidated Statements of Changes in Shareholders’ Equity	43
		Consolidated Statements of Comprehensive Income	44
		Consolidated Statements of Cash Flows	45
		Notes to Consolidated Financial Statements	46
		Report on Internal Control over Financial Reporting	72
		Report of Independent Registered Public Accounting Firm	73
		Two Year Selected Quarterly Data	74

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
Item	9A.	Controls and Procedures	74
Item	9B.	Other Information	74

PART III

Item	10.	Directors and Executive Officers of the Registrant	75
Item	11.	Executive Compensation	75
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
Item	13.	Certain Relationships and Related Transactions	75
Item	14.	Principal Accounting Fees and Services	75

PART IV

Item	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	76
Signatures			79

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

Item 1. Business

Community Bank System, Inc. (“the Company”) was incorporated on April 15, 1983, under the Delaware General Corporation Law. Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214. The Company maintains a website at communitybankna.com and firstlibertybank.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company’s web-site free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the website is not part of this filing. Copies of all documents filed with the SEC can also be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov.

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.

Community Bank System, Inc. is a single bank holding company which wholly-owns five subsidiaries: Community Bank, N.A. (“the Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”) and Town & Country Agency LLC (“T&C”). BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC (“BPA”), Harbridge Consulting Group LLC (“Harbridge”) and Hand Benefit & Trust Company (“HBT”). BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC, FJRC and T&C are inactive companies. The Company also wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Bank operates 131 customer facilities throughout 25 counties of Upstate New York and five counties of Northeastern Pennsylvania offering a range of commercial and retail banking services. The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”) and CBNA Insurance Agency, Inc (“CBNA Insurance”). CISI provides broker-dealer and investment advisory services. TMC provides cash management, investment, and treasury services to the Bank. PFC primarily acts as an investor in residential real estate loans. Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking-related services to the Pennsylvania branches of the Bank. Brilie is an inactive company. CBNA Insurance is a full-service property and casualty insurance agency.

Acquisition History (2003-2007)

Hand Benefits & Trust, Inc.

On May 18, 2007, Benefit Plan Administrative Services (“BPAS”), a wholly owned subsidiary of the Company, acquired Hand Benefits & Trust, Inc. (“HBT”) in an all cash transaction. HBT is a Houston, Texas based provider of employee benefit plan administration and trust services.

TLNB Financial Corporation

On June 1, 2007, the Company acquired TLNB Financial Corporation, parent company of Tupper Lake National Bank (“TLNB”), in an all-cash transaction valued at approximately $17.8 million. Based in Tupper Lake, N.Y., TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc.

ONB Corporation

On December 1, 2006, the Company acquired ONB Corporation (“ONB”), the parent company of Ontario National Bank, a federally-chartered national bank, in an all-cash transaction valued at approximately $16 million. ONB operated four branches in the villages of Clifton Springs, Phelps, and Palmyra, New York.

ES&L Bancorp, Inc.

On August 11, 2006, the Company acquired ES&L Bancorp, Inc. (“Elmira”), the parent company of Elmira Savings and Loan, F.A., a federally-chartered thrift, in an all-cash transaction valued at approximately $40 million. Elmira operated two branches in the cities of Elmira and Ithaca, New York.

Dansville Branch Acquisition

On December 3, 2004, the Company acquired a branch office in Dansville, N.Y. (“Dansville”) from HSBC Bank USA, N.A with deposits of $32.6 million and loans of $5.6 million.

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

Grange National Banc Corp.

On November 24, 2003, the Company acquired Grange National Banc Corp. (“Grange”), a $280 million-asset bank holding company based in Tunkhannock, P.A. Grange’s 12 branches operate as part of First Liberty Bank & Trust, a division of Community Bank, N.A. The Company issued approximately 2,294,000 shares of its common stock to certain of the former shareholders with a fair value of $55 million. The remaining shareholders received $21.25 per share in cash or approximately $20.9 million. In addition, Grange stock options representing $5.4 million of fair value were exchanged for options to purchase shares in the Company.

Peoples Bankcorp Inc.

On September 5, 2003, the Company acquired Peoples Bankcorp, Inc. (“Peoples”), a $29 million-asset savings and loan holding company based in Ogdensburg, New York. Peoples’ single branch is being operated as a branch of the Bank’s network of branches in Northern New York.

Harbridge Consulting Group

On July 31, 2003, the BPAS acquired PricewaterhouseCoopers’ Upstate New York Global Human Resource Solutions consulting group. This practice has been renamed Harbridge Consulting Group (“Harbridge”) and is a leading provider of retirement and employee benefits actuarial consulting services throughout Upstate New York, and is complementary to BPA, the Company’s employee benefits plan administration subsidiary.

Services

The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities. The Bank’s branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York and Northeastern Pennsylvania. The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels, enable the Bank to compete effectively in its geographic market. The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York (“FHLB”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

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

The table below summarizes the Bank’s deposits and market share by the thirty counties of New York and Pennsylvania in which it has customer facilities. Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of

County	State	Deposits as of 6/30/2007 (000’s omitted) (1)	Market Share	Facilities	ATM’s	Towns/ Cities	Towns Where Company Has 1st or 2nd Market Position

Allegany	NY	$194,112	47.1%	9	8	8	8
Seneca	NY	159,547	40.6%	4	3	4	4
Lewis	NY	86,342	35.2%	4	2	3	3
Yates	NY	78,042	30.5%	2	2	1	1
Cattaraugus	NY	272,094	28.5%	10	7	8	7
Franklin	NY	138,827	26.4%	7	4	5	5
St. Lawrence	NY	347,245	24.8%	12	7	11	9
Wyoming	PA	88,475	22.6%	4	2	4	3
Chautauqua	NY	221,190	14.1%	12	11	10	6
Schuyler	NY	18,750	12.6%	1	1	1	0
Livingston	NY	82,315	12.4%	3	4	3	3
Steuben	NY	181,329	11.4%	9	6	8	5
Jefferson	NY	140,329	10.5%	5	5	4	2
Ontario	NY	158,286	10.5%	7	12	6	4
Lackawanna	PA	476,302	10.2%	12	12	8	4
Chemung	NY	115,501	8.4%	2	2	2	0
Tioga	NY	34,056	8.3%	2	2	2	1
Herkimer	NY	38,533	6.3%	1	1	1	1
Wayne	NY	57,825	6.0%	2	4	2	1
Luzerne	PA	260,249	4.4%	7	8	6	2
Oswego	NY	45,206	4.1%	2	2	2	2
Susquehanna	PA	22,601	4.1%	2	0	2	2
Cayuga	NY	32,907	3.7%	2	1	2	1
Essex	NY	16,965	3.5%	1	1	1	1
Bradford	PA	22,641	2.6%	2	2	2	1

		$3,289,669	11.3%	124	109	106	76

Clinton	NY	15,404	1.2%	2	1	1	0
Oneida	NY	55,967	1.2%	1	1	1	1
Tompkins	NY	15,547	0.9%	1	0	1	0
Onondaga	NY	12,604	0.2%	1	2	1	0
Erie	NY	31,503	0.1%	2	2	2	1

Total		$3,420,694	4.4%	131	115	112	78

(1) Deposit market share data as of June 30, 2007, the most recent information available. Source: SNL Financial LLC

Employees

As of December 31, 2007, the Company employed 1,453 full-time equivalent employees. The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

Bank holding companies and national banks are regulated by state and federal law. The following is a summary of certain laws and regulations that govern the Company and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the actual statutes and regulations thereunder.

Federal Bank Holding Company Regulation

The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the type of companies that Community Bank System, Inc. may acquire or organize and the activities in which it or they may engage. In general, the Company and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System (the “FRB”) to acquire control of any bank; to acquire, with certain exceptions, more than five percent of the outstanding voting stock of any other corporation; or to merge or consolidate with another bank holding company. As a result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, the “financial holding company”, a new entity which may engage in a broader range of activities that are “financial in nature”, including insurance underwriting, securities underwriting and merchant banking. Bank holding companies which are well capitalized and well managed under regulatory standards may convert to financial holding companies relatively easily through a notice filing with the FRB, which acts as the “umbrella regulator” for such entities. The Company may seek to become a financial holding company in the future.

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

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the Federal Reserve System, have a strong impact on the income derived from loans and securities, and interest paid on deposits and borrowings. While the Company and the Bank strive to anticipate changes and adjust their strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond their control.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key Board of Directors committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violation of the securities laws.

Item 1A. Risk Factors

Community Bank System, Inc. and its subsidiaries could be adversely impacted by various risks and uncertainties, which are difficult to predict. The material risks and uncertainties that management believes affect the Company are described below. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations.

The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings. Interest rates are largely beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.

The Company’s main markets are located in the states of New York and Pennsylvania. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A prolonged economic downturn in these markets could negatively impact the Company.

The Company’s business depends on the creditworthiness of its customers. The Company periodically reviews the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets.

The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect the Company’s ability to deliver or expand its services and adversely impact its operations and financial condition.

The business strategy of the Company includes growth through acquisition. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of our management to maximize our financial and strategic position, and the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

The Company relies on communication, information, operating and financial control systems from third-party service providers. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. While the Company has policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that their impact can be adequately mitigated.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands as well as to create additional efficiencies in the Company’s operations.

The market price of the Company’s common stock may fluctuate significantly in response to a number of other factors including, but not limited to:

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

•	Severe weather, natural disasters, acts of war or terrorism and other external events

Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s primary headquarters is located at 5790 Widewaters Parkway, Dewitt, New York, which is leased. In addition, the Company has 148 properties, of which 97 are owned and 51 are located in long-term leased premises. Real property and related banking facilities owned by the Company at December 31, 2007 had a net book value of $46.9 million and none of the properties was subject to any material encumbrances. For the year ended December 31, 2007, rental fees of $3.0 million were paid on facilities leased by the Company for its operations. The Company believes that its facilities are suitable and adequate for the Company’s current operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2007.

Item 4A.Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position

Mark E. Tryniski	47

Director, President and Chief Executive Officer of the Company and the Bank. Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	43

Treasurer and Chief Financial Officer of the Company, and Executive Vice President and Chief Financial Officer of the Bank. Mr. Kingsley joined the Company in August 2004 in his current position. He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	51

Executive Vice President and Chief Banking Officer. Mr. Donahue assumed his current position in August 2004. He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	51

Executive Vice President and General Counsel. Mr. Getman assumed his current position in January 2008. Prior to joining the Company, he was a partner with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997. Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 29,634,733 shares of common stock outstanding on December 31, 2007, held by approximately 3,530 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated. The prices do not include retail mark-ups, mark-downs or commissions.

Year / Qtr	High Price	Low Price	Quarterly Dividend

2007
4th	$21.85	$17.70	$0.21
3rd	$21.69	$16.61	$0.21
2nd	$21.38	$19.63	$0.20
1st	$23.63	$19.64	$0.20

2006
4th	$25.11	$21.79	$0.20
3rd	$22.84	$19.45	$0.20
2nd	$22.38	$18.75	$0.19
1st	$24.31	$20.64	$0.19

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.21 per share for the first quarter of 2008. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company’s need for those funds. However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P Small Cap Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2002 and reinvestment of dividends. The following table provides information as of December 31, 2007 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

CBU Long-term Total Return Performance Vs. Indices

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Community Bank System, Inc.	100.00	161.13	191.13	157.44	166.44	149.76
NASDAQ Bank Index	100.00	133.04	151.18	148.26	168.72	135.16
S&P Small Cap Commercial Bank Index	100.00	134.03	162.59	148.07	159.20	118.52
KBW Regional Banking Index	100.00	128.43	151.51	152.28	160.83	121.54
S&P 500 Index	100.00	128.68	142.65	149.65	173.27	182.78

The following table provides information as of December 31, 2007 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price on Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1994 Long Term Incentive Plan	1,464,194	$17.12	0
2004 Long Term Incentive Plan	1,314,325	$22.79	2,626,579

Total	2,778,519	$19.80	2,626,579

(1)	The number of securities includes unvested restricted stock issued of 57,240.

The following table shows treasury stock purchases during the fourth quarter 2007.

	Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

October 1-31, 2007 (1)	0	$0.00	1,379,811	1,020,189
November 1-30, 2007 (1)	0	0.00	1,379,811	1,020,189
December 1-31, 2007 (1)	85,000	19.87	1,464,811	935,189

Total	85,000	$19.87

(1)

All shares were repurchased through the Company’s publicly announced share repurchase program. On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions. On December 20, 2006, the Company extended the program through December 31, 2008. Also, on December 20, 2006, the Company announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions. These repurchases will be for general corporate purposes, including those related to stock plan activities.

Item 6. Selected Financial Data

The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2007. The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited. All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,

(In thousands except per share data and ratios)	2007	2006	2005	2004	2003

Income Statement Data:
Loan interest income	$186,784	$167,113	$147,608	$137,077	$125,256
Investment interest income	69,453	64,788	71,836	75,770	65,915
Interest expense	120,263	97,092	75,572	61,752	59,301
Net interest income	135,974	134,809	143,872	151,095	131,870
Provision for loan losses	2,004	6,585	8,534	8,750	11,195
Noninterest income	63,260	51,679	48,401	44,321	37,887
Gain (loss) on investment securities & early retirement of long-term borrowings	(9,974)	(2,403)	12,195	72	(2,698)
Special charges/acquisition expenses	382	647	2,943	1,704	498
Noninterest expenses	141,692	126,556	124,446	118,195	102,213
Income before income taxes	45,182	50,297	68,545	66,839	53,153
Net income	42,891	38,377	50,805	50,196	40,380

Diluted earnings per share (1)	1.42	1.26	1.65	1.64	1.49

Diluted earnings per share – cash (1) (3)	1.62	1.47	1.84	1.81	1.64

Balance Sheet Data:
Investment securities	1,391,872	1,229,271	1,303,117	1,584,633	1,329,645
Loans, net of unearned discount	2,821,055	2,701,558	2,411,769	2,358,420	2,128,446
Allowance for loan losses	(36,427)	(36,313)	(32,581)	(31,778)	(29,095)
Intangible assets	256,216	246,136	224,878	232,500	196,111
Total assets	4,697,502	4,497,797	4,152,529	4,393,295	3,854,984
Deposits	3,228,464	3,168,299	2,983,507	2,927,524	2,723,950
Borrowings	929,328	805,495	653,090	920,511	667,786
Shareholders’ equity	478,784	461,528	457,595	474,628	404,828

Capital and Related Ratios:
Cash dividend declared per share (1)	$0.82	$0.78	$0.74	$0.68	$0.61
Book value per share (1)	16.16	15.37	15.28	15.49	14.29
Tangible book value per share (1)	7.51	7.17	7.77	7.90	7.37
Market capitalization (in millions)	589	690	676	866	694
Tier 1 leverage ratio	7.77%	8.81%	7.57%	6.94%	7.26%
Total risk-based capital to risk-adjusted assets	14.05%	15.47%	13.64%	13.18%	13.01%
Tangible equity to tangible assets	5.01%	5.07%	5.93%	5.82%	5.70%
Dividend payout ratio	57.1%	60.7%	43.9%	40.9%	40.2%
Period end common shares outstanding (1)	29,635	30,020	29,957	30,642	28,330
Diluted weighted-average shares outstanding (1)	30,232	30,392	30,838	30,670	27,035

Selected Performance Ratios:
Return on average assets	0.93%	0.90%	1.19%	1.20%	1.16%
Return on average equity	9.20%	8.36%	10.89%	11.39%	11.78%
Net interest margin	3.64%	3.91%	4.17%	4.45%	4.68%
Noninterest income/operating income (FTE)	26.1%	24.8%	27.7%	21.1%	19.6%
Efficiency ratio(2)	63.3%	59.9%	56.8%	52.8%	53.4%

Asset Quality Ratios:
Allowance for loan loss/total loans	1.29%	1.34%	1.35%	1.35%	1.37%
Nonperforming loans/total loans	0.32%	0.47%	0.55%	0.55%	0.62%
Allowance for loan loss/nonperforming loans	410%	288%	245%	245%	219%
Net charge-offs/average loans	0.10%	0.24%	0.33%	0.37%	0.54%
Loan loss provision/net charge-offs	76%	108%	110%	104%	109%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (“the Company”) for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 12 and the Company’s Consolidated Financial Statements and related notes that appear on pages 41 through 71. All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis. The term “this year” and equivalent terms refer to results in calendar year 2007, “last year” and equivalent terms refer to calendar year 2006, and all references to income statement results correspond to full-year activity unless otherwise noted.

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

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects on management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the critical accounting estimates include:

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

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on assets and equity, net interest margins, noninterest income, operating expenses, asset quality, loan and deposit growth, capital management, performance of individual banking and financial services units, performance of specific product lines, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share, peer comparisons, and the performance of acquisition and integration activities.

The Company’s reported net income for the year of $42.9 million, or $1.42 per share, was 12% above 2006’s reported earnings of $38.4 million, or $1.26 per share. The 2007 results include a $6.9 million benefit related to the settlement and a related change in a position taken on certain previously unrecognized tax positions, higher noninterest income, excluding securities gains and debt extinguishments costs, improved asset quality, and organic and acquired loan and deposit growth. This was partially offset by a $9.9 million pretax charge related to the early redemption of $25 million of variable-rate, trust preferred obligations, and the refinancing of $150 million of Federal Home Loan Bank advances into lower cost instruments, and higher operating expenses. Last year’s results included a $2.4 million charge related to the early redemption of fixed rate, trust-preferred obligations. Noninterest income, excluding gain/loss on investment securities and debt extinguishments, increased 22% over 2006 as a result of strong growth from both banking and non-banking sources. Capital levels remained strong.

Asset quality continued to improve in 2007, with a reduction in the loan charge-off, delinquency and nonperforming loan ratios versus 2006. The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to both the TLNB acquisition and organic loan growth. The investment portfolio increased from the prior year due to the reinvestment of portfolio cash flows as well as a $200 million short-term investment leverage strategy implemented in the third quarter. Average deposits increased in 2007 as compared to 2006 as the result of organic growth and the TLNB, ONB and Elmira acquisitions. External borrowings increased from the end of December 2006 due primarily to the short-term investment leverage strategy, partially offset by the early redemption of the $30 million of fixed-rate trust preferred securities in January 2007.

Net Income and Profitability

Net income for 2007 was $42.9 million, or $1.42 per share, up $4.5 million, or 11.8%, from 2006’s earnings of $38.4 million, or $1.26 per share. The 2007 results include a $9.9 million, or $0.20 per share, pre-tax charge related to the early redemption of $25 million of variable-rate, trust preferred obligations, as well as the refinancing of $150 million of Federal Home Loan Bank advances into lower cost instruments. The 2007 results also included a $6.9 million, or $0.23 per share, benefit related to the settlement and a related change in a position taken on certain previously unrecognized tax positions. The 2006 earnings included a $2.4 million, or $0.06 per share, charge related to the early redemption of fixed rate, trust-preferred obligations.

In addition to the earnings results presented above in accordance with GAAP, the Company provides cash earnings per share which excludes the after-tax effect of the amortization of intangible assets, the market value adjustments on net assets acquired in mergers, and the noncash portion of debt extinguishments costs. Management believes that this information helps investors understand the effect of acquisition activity and certain noncash transactions in reported results. Cash earnings per share for 2007 were $1.62, up 10.2% from $1.47 for the year ended December 31, 2006.

Net income and earnings per share for 2006 were $38.4 million and $1.26, down 24% from 2005 results. In 2005, the Company generated a $0.29 per share after-tax gain through the sale of securities that had optimized their total return and interest-rate sensitivity characteristics. The 2006 earnings included incremental stock option expense of $1.8 million, or $0.05 per share, a $2.4 million, or $0.06 per share, charge related to the early redemption of fixed rate, trust-preferred obligations, as well as $0.6 million, or $0.02 per share, of acquisition expenses and special charges. The 2005 results were impacted by a $2.9 million, or $0.07 per share, nonrecurring charge related to the early retirement of certain executives.

Table 1: Reconciliation of GAAP Net Income To Non-GAAP Cash Net Income

	Years Ended December 31,

(000’s omitted)	2007	2006	2005	2004	2003

Net income	$42,891	$38,377	$50,805	$50,196	$40,380
After-tax adjustments:
Net amortization of market value adjustments on net assets acquired in mergers	701	813	655	(126)	72
Amortization of intangible assets	4,808	4,598	5,281	5,568	3,869
Noncash portion of debt extinguishments charge	466	794	0	0	0

Net income – cash	$48,866	$44,582	$56,741	$55,638	$44,321

Table 2: Condensed Income Statements

	Years Ended December 31,

(000’s omitted, except per share data)	2007	2006	2005

Net interest income	$135,974	$134,809	$143,872
Loan loss provision	2,004	6,585	8,534
Noninterest income	53,286	49,276	60,596
Operating expenses	142,074	127,203	127,389

Income before taxes	45,182	50,297	68,545
Income taxes	2,291	11,920	17,740

Net income	$42,891	$38,377	$50,805

Diluted earnings per share	$1.42	$1.26	$1.65

Diluted earnings per share-cash(1)	$1.62	$1.47	$1.84

(1) Cash earnings are reconciled to GAAP net income in Table 1.

The primary factors explaining 2007 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

•

As shown in Table 2 above, net interest income increased $1.2 million, or 0.9%, due to a $321 million increase in average earning assets, partially offset by a 27 basis point decrease in the net interest margin. Average loans grew $230 million or 9.1%, primarily due to strong consumer installment and retail mortgage growth as well as the addition of TLNB in June 2007, ONB in December 2006, and Elmira in August 2006. Average investments increased $48 million, or 3.8% in 2007. Short-term cash equivalents also increased $43 million as compared to the end of 2006. A majority of the growth in earning assets was funded by $188 million, or 6.1%, higher average deposits, primarily due to the acquisitions of TLNB, ONB and Elmira. Average borrowings increased $148 million due to the incremental investment leverage, as well as the three acquisitions completed since August 2006.

•

The loan loss provision of $2.0 million decreased $4.6 million, or 70%, from the prior year level. Net charge-offs of $2.6 million decreased by $3.4 million from 2006, reducing the net charge-off ratio (net charge-offs / total average loans) to 0.10% for the year. The Company’s asset quality became even more favorable in 2007 as evidenced by improvement in key metrics such as nonperforming loans as a percentage of total loans, nonperforming assets as a percentage of loans and other real estate owned, and delinquent loans (30+ days through nonaccruing) as a percentage of total loans. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 28 through 31.

•

Noninterest income for 2007 of $53.3 million increased by $4.0 million, or 8.1%, from 2006’s level, due both to organic growth and the acquisitions of HBT, TLNB, ONB and Elmira, partially offset by a $9.9 million debt refinancing charge, comprised of the refinance of certain Federal Home Loan Bank advances and the early redemption of $25 million of trust preferred securities. Fees from banking services were up $4.2 million or 14%, primarily due to several revenue enhancement initiatives implemented over the last two years, as well as the acquisitions completed in 2007 and 2006. Financial services revenue was $7.4 million, or 36% higher, mostly from strong growth at the Company’s benefit plan administration and consulting business and the acquisition of HBT. In 2006 the Company also incurred a $2.4 million charge related to the early redemption of $30 million of fixed-rate trust preferred obligations.

•

Total operating expenses increased $14.9 million or 11.7% in 2007 to $142.1 million. The increase was primarily attributable to incremental operating expenses related to the TLNB, HBT, Elmira and ONB acquisitions. Additionally, expenses were up due to higher business development costs, a more robust marketing strategy, higher volume based processing costs, and increased expenses related to investments in the technology and facilities infrastructure.

•

The Company’s combined effective federal and state income tax rate decreased 18.6 percentage points in 2007 to 5.1%, primarily as a result of a settlement of certain previously unrecognized tax positions and a higher proportion of tax exempt income in part due to the higher debt restructuring charges in 2007.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 3: Selected Ratios

	2007	2006	2005

Return on average assets	0.93%	0.90%	1.19%
Return on average equity	9.20%	8.36%	10.89%
Dividend payout ratio	57.1%	60.7%	43.9%
Average equity to average assets	10.14%	10.80%	10.93%

As displayed in Table 3 above, the return on average assets increased in 2007 as compared to 2006 and decreased as compared to 2005. The increase in comparison to 2006 was a result of higher net income primarily due to the 2007 and 2006 acquisitions and the improved asset quality. The decrease from 2005 to 2006 was a result of lower net income primarily due to lower gains on sale of investment securities and lower net interest income. Reported return on equity in 2007 was higher than 2006, but below 2005’s level.

The dividend payout ratio for 2007 was below 2006’s level due to a larger increase in net income than the 5.0% increase in dividends declared. The dividend payout ratio increased in 2006 as compared to 2005, due to the decrease in net income and the 5.3% increase in the quarterly dividend rate.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, which consists primarily of interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As disclosed in Table 4, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $150.8 million in 2007, up $1.3 million, or 0.9%, from the prior year. A $321 million increase in average interest-earning assets more than offset a $337 million increase in average interest-bearing liabilities and a 27 basis point decrease in the net interest margin. As reflected in Table 5, the volume changes mentioned above increased net interest income by $12.1 million, while the lower net interest margin had a $10.8 million negative impact.

The net interest margin declined 27 basis points from 3.91% in 2006 to 3.64% in 2007. This decline was primarily attributable to a 35 basis point increase in the cost of funds having a greater impact than the nine basis point increase in earning-asset yields. The increased cost of funds was due to rising rates on deposit products, primarily time deposits in the first three quarters of the year, as the rates on new volume were above those of maturing time deposits, in part due to increases in short-term market rates in 2005 and 2006. The rates on external borrowings decreased throughout the year, as a result of the early redemption of fixed rate trust preferred securities in the first quarter of 2007 and four rate reductions by the Federal Reserve to the overnight federal funds rates since August of 2007. The yield on loans increased 16 basis points in 2007. The yield on investments decreased from 6.04% in 2006 to 5.98% in 2007 as the yields on the investments increased in the first half of the year and declined during the third and fourth quarters, due mostly to the leveraging strategy undertaken in mid-2007, as well as declines in short and medium term rates in the second half of the year.

The net interest margin in 2006 was 3.91%, compared to 4.17% in 2005. This 26 basis point decline was primarily attributable to the four rate hikes (25 basis points each) by the Federal Reserve to the overnight federal funds rates in the first half of 2006, having a greater impact on funding costs (up 58 basis points) than earning-asset yields (up 29 basis points). The rising short-term market rates resulted in steady increases to rates throughout the year (2006) on interest-bearing deposits (up 67 basis points) and total external borrowings (up 98 basis points). The yield on loans increased 43 basis points, with the majority of the increases occurring in the second and third quarters, reflective of the timing of the Federal Reserve’s rate increases. The yield on investments increased slightly from 6.03% in 2005 to 6.04% in 2006 as the sold, maturing and called securities had yields similar to those of the overall portfolio.

As shown in Table 4, total interest income increased by $24.5 million, or 9.9%, in 2007. Table 5 reveals that higher average earning assets contributed a positive $21.0 million variance and higher yields contributed $3.5 million. Average loans grew a total of $229.6 million in 2007, as a result of $186.5 million from the acquisitions of TLNB in June 2007, ONB in December 2006 and Elmira in August 2006 as well as $43.1 million of organic growth in the consumer mortgage and consumer installment portfolios. Interest and fees on loans increased $19.8 million or 11.8%. The increase was attributable to higher average loan balances as well as a 16 basis point increase in loan yields due to the increase in short-term rates in the first half of the year. Total interest income increased by $12.8 million, or 5.5% in 2006. Table 5 indicates that higher average earning assets contributed a positive $1.5 million variance and higher yields contributed $11.3 million or 88% of the improvement. Average loans grew $139.3 million in 2006 over 2005, as a result of $78.9 million from the acquisitions of Elmira and ONB and $60.4 million of total organic growth from all portfolios. Interest and fees on loans increased $19.6 million, or 13.2%, in 2006 as compared to 2005. The increase was attributable to higher average loan balances, as well as a 43 basis point increase in loan yields due to increases in short-term rates.

In 2005, the Company sold certain investment securities in the then flat yield environment, to take advantage of market conditions to shorten the average life of the portfolio and to maximize its total return. In 2006, the portfolio continued to decline due to the contractual maturing and early calling of securities. The cash flows were used to pay down short-term borrowings and the excess funds invested in short-term cash equivalents, as long-term investments were not attractive due to market conditions. As a result, average investments for 2006 decreased $142.3 million versus 2005, partially offset by an increase in cash equivalents of $27.6 million. The expected life-to-maturity of the investment portfolio was reduced from 5.3 years at December 31, 2005 to 4.7 at December 31, 2006. Refer to the “Investments” section of the MD&A on pages 34 through 36 for further information. During the third quarter of 2007, a $200 million short-term investment leverage strategy was initiated, which produced positive net interest income and served to demonstrate the company’s ability to freely access liquidity sources despite tightened credit market conditions.

Investment interest income in 2007 of $83.6 million was $4.7 million, or 5.9%, higher than the prior year as a result of a larger portfolio (positive $4.5 million impact), partially offset by a six basis point decrease in the investment yield. The increase in the portfolio was a result of the short-term leverage strategy implemented in the third quarter of 2007. Investment interest income in 2006 of $78.9 million was $6.8 million, or 7.9%, lower than the prior year as a result of a smaller portfolio (negative $6.8 million impact). The performance of the investment portfolio in 2007 and 2006 remained strong despite the interest rate environment.

The average earning asset yield grew nine basis points to 6.54% in 2007 because of the previously mentioned increase in loan yields, partially offset by the decrease in the investment yields. The average earning asset yield grew 29 basis points to 6.45% in 2006 from 6.16% in 2005. During 2005, changes in market interest rates combined with the strategic investment portfolio actions previously discussed resulted in the yield on the loan portfolio being higher than the investment portfolio by 21 basis points. This gap widened in 2006 as the yield on the loan portfolio expanded and investment portfolio yield stabilized resulting in loan yields being 63 basis points higher than the yield on the investment portfolio. In 2007, the gap increased to 85 basis points as the yield on the loan portfolio continued to expand while the yield on the investment portfolio decreased slightly reflective of the loan portfolio having a significant proportion of variable and adjustable rate loans which benefited from higher rates, principally in the first half of the year, whereas the investment portfolio was predominately comprised of fixed rate instruments.

Total average funding (deposits and borrowings) in 2007 increased $336.4 million or 9.0%. Deposits increased $188.3 million, $170.8 million attributable to the acquisitions of TLNB, ONB and Elmira and $17.5 million to organic deposit growth. Interest bearing deposits increased $188.8 million as a result of acquisitions, the continued emphasis of new interest bearing checking account products, and customers shifting funds from noninterest checking deposits to time and other higher rate deposit products as rates rose. Average external borrowings increased $148.1 million in 2007 as compared to the prior year due primarily to the incremental leverage strategy in the third quarter. In 2006 total average funding remained consistent with 2005’s level. Deposits increased $88.5 million, $52.6 million attributable to the acquisitions of Elmira and ONB and $35.9 million due to organic deposit growth. Average external borrowings declined $88.6 million in 2006 as compared to the prior year as cash flows from the maturing securities were used to reduce short-term borrowings.

The cost of funding increased 15 basis points during the first half of 2007 and decreased five basis points in the fourth quarter of 2007 reflective of the increases to short-term rates by the Federal Reserve in 2006 and the subsequent decreases experienced in the second half of 2007. Interest rates on deposit accounts were raised throughout the first half of the year, with increases in all product offerings. The primary drivers of the increase in deposit cost of funds were customers transferring funds from non interest checking and lower-rate interest accounts to higher yielding time deposit accounts, as well as transferring noninterest bearing accounts to new interest-bearing checking products. This trend is demonstrated by the percentage of average deposits that were in time deposit accounts and interest bearing checking accounts increasing from 44.0% and 11.3%, respectively, in 2006 to 44.8% and 13.6%, respectively, in 2007, while noninterest checking deposits, savings and money market accounts decreased from 18.5%, 15.2% and 11.0%, respectively, in 2006, to 17.4%, 14.1% and 10.1%, respectively, in 2007. The prepayment of trust preferred securities in early 2007 and the inverted yield curve that existed throughout 2007 contributed to the decrease in the interest rate differential between short and long-term debt instruments.

Total interest expense increased by $23.2 million to $120.3 million in 2007. As shown in Table 5, higher interest rates on deposits and external borrowings resulted in $12.3 million of this increase, while the higher deposit and borrowings balances accounted for $10.9 million of the increase in interest expense. Interest expense as a percentage of earning assets increased by 36 basis points to 2.90%. The rate on interest-bearing deposits increased 43 basis points to 2.89%, due largely to increases in time deposits and money market rates throughout 2007 and the previously discussed shifting of funds to higher rate deposit products. The rate on external borrowings decreased 10 basis points to 5.19% because of the aforementioned early redemption of fixed-rate trust preferred obligations as well as the favorable rates on borrowings associated with the leverage strategy undertaken in mid-2007. Total interest expense increased by $21.5 million to $97.1 million in 2006 as compared to 2005. Higher interest rates accounted for the vast majority of the increase. The rate on interest-bearing deposits increased 67 basis points to 2.46% and the rate on external borrowings increased 98 basis points to 5.29% in 2006.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2007, 2006 and 2005. Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.8% in 2007, 38.4% in 2006, and 38.6% in 2005. Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period. Loan yields and amounts earned include loan fees. Average loan balances include nonaccrual loans and loans held for sale.

	Table 4: Average Balance Sheet
(000’s omitted except yields and rates)	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005

	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid	Average Balance	Interest	Avg. Yield/Rate Paid

Interest-earning assets:
Cash equivalents	$79,827	$4,019	5.03%	$36,458	$1,824	5.00%	$8,867	$281	3.17%
Taxable investment securities (1)	830,315	46,048	5.55%	754,618	41,702	5.53%	881,696	49,739	5.64%
Nontaxable investment securities (1)	488,154	33,540	6.87%	515,459	35,418	6.87%	530,639	35,704	6.73%
Loans (net of unearned discount)	2,743,804	187,480	6.83%	2,514,173	167,676	6.67%	2,374,832	148,075	6.24%

Total interest-earning assets	4,142,100	271,087	6.54%	3,820,708	246,620	6.45%	3,796,034	233,799	6.16%

Noninterest-earning assets	455,123			431,940			470,966

Total assets	$4,597,223			$4,252,648			$4,267,000

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,228,447	13,634	1.11%	$1,149,236	11,792	1.03%	$1,175,818	8,959	0.76%
Time deposits	1,457,768	64,048	4.39%	1,348,167	49,752	3.69%	1,214,719	33,793	2.78%
Short-term borrowings	257,874	10,644	4.13%	144,043	5,513	3.83%	366,775	11,249	3.07%
Long-term borrowings	562,672	31,937	5.68%	528,355	30,035	5.68%	394,195	21,571	5.47%

Total interest-bearing liabilities	3,506,761	120,263	3.43%	3,169,801	97,092	3.06%	3,151,507	75,572	2.40%

Noninterest-bearing liabilities:
Noninterest checking deposits	566,981			567,500			585,913
Other liabilities	57,283			56,149			63,004
Shareholders’ equity	466,198			459,198			466,576

Total liabilities and shareholders’ equity	$4,597,223			$4,252,648			$4,267,000

Net interest earnings		$150,824			$149,528			$158,227

Net interest spread			3.11%			3.39%			3.76%
Net interest margin on interest-earning assets			3.64%			3.91%			4.17%

Fully tax-equivalent adjustment		$14,850			$14,719			$14,355

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

Table 5: Rate/Volume

	2007 Compared to 2006			2006 Compared to 2005

	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)

(000’s omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest earned on:
Time deposits in other banks	$2,184	$11	$2,195	$1,300	$243	$1,543
Taxable investment securities	4,197	149	4,346	(7,041)	(996)	(8,037)
Nontaxable investment securities	(1,876)	(2)	(1,878)	(1,034)	748	(286)
Loans (net of unearned discount)	15,611	4,193	19,804	8,965	10,636	19,601
Total interest-earning assets (2)	20,994	3,473	24,467	1,529	11,292	12,821

Interest paid on:
Interest checking, savings and money market deposits	843	999	1,842	(207)	3,040	2,833
Time deposits	4,276	10,020	14,296	4,017	11,942	15,959
Short-term borrowings	4,667	464	5,131	(8,033)	2,297	(5,736)
Long-term borrowings	1,947	(45)	1,902	7,598	866	8,464
Total interest-bearing liabilities (2)	10,902	12,269	23,171	441	21,079	21,520

Net interest earnings (2)	12,099	(10,803)	1,296	1,022	(9,721)	(8,699)

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: general banking services related to loans, deposits and other core customer activities typically provided through the branch network; financial services, comprised of employee benefit plan administration, actuarial and consulting services (generated by BPAS which includes BPA, Harbridge and HBT), trust services, investment and insurance products (generated by CISI and CBNA Insurance), asset management (generated by Nottingham), and periodic transactions, most often net gains (losses) from the sale of investments and prepayment of debt instruments.

Table 6: Noninterest Income

	Years Ended December 31,

(000’s omitted except ratios)	2007	2006	2005

Deposit service charges and fees	$24,178	$22,183	$21,961
Benefit plan administration, consulting and actuarial fees	19,700	13,205	11,193
Trust, investment and asset management fees	8,264	7,396	7,307
Commissions and other	5,561	4,713	4,630
Electronic banking	4,595	3,443	2,788
Mortgage banking	962	739	522

Subtotal	63,260	51,679	48,401
Gain (loss) on investment securities & debt extinguishments	(9,974)	(2,403)	12,195

Total noninterest income	$53,286	$49,276	$60,596

Noninterest income/operating income (FTE)	26.1%	24.8%	27.7%

As displayed in Table 6, noninterest income, excluding security gains and debt extinguishments costs, increased by 22% to $63.3 million largely as a result of growth in recurring bank fees and benefit plan administration, consulting and actuarial fees and the acquisition of HBT in May 2007. The loss on the sale of investment securities and debt extinguishments increased $7.6 million as 2007 included a one-time $9.9 million charge related to the early redemption of $25 million of variable-rate trust preferred obligations, as well as the refinance of $150 million of Federal Home Loan Bank advances into lower cost instruments and 2006 included a $2.4 million charge related to the early retirement of $30 million of fixed-rate trust preferred securities. Refer to the “Investments” section of the MD&A on pages 34 through 36 for further information. Total noninterest income, excluding security gains and debt extinguishments costs, of $51.7 million for 2006 increased by 6.8% over 2005, largely as a result of higher utilization of bank services and growth at BPAS.

Noninterest income as a percent of operating income (FTE basis) was 26.1% in 2007, up 1.3 percentage points from the prior year. Excluding the gain (loss) on investment securities and debt extinguishments, noninterest income as a percent of operating income (FTE basis) was 29.5% in 2007, a 3.8 percentage point increase from 25.7% for 2006. This increase was primarily driven by the aforementioned strong growth in recurring bank fees, BPAS income, as well as the adverse impact the 27-basis point decrease in the net interest margin had on that segment of revenue. This ratio is considered an important measure for determining the progress the Company is making on one of its primary long-term strategies, which is the expansion of noninterest income in order to diversify its revenue sources and reduce reliance on net interest margins that may be strongly impacted by general interest rate and other market conditions.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which reached $35.3 million in 2007, up 13.6% from the prior year. A large portion of the income growth was attributable to electronic banking fees, up $1.2 million, or 33%, over 2006’s level, due in large part to a concerted effort to increase the penetration and utilization of consumer debit cards as well as the introduction of a business debit card program. Overdraft fees were also up $1.1 million, or 6.7%, over 2006’s level, driven by core deposit account growth. Mortgage banking fees increased $0.2 million, or 30%, primarily due to the addition of a $300 million serviced loan portfolio in conjunction with the Elmira acquisition in August 2006.Fees from general banking services were $31.1 million in 2006, up $1.2 million or 3.9% from 2005, primarily driven by growth in overdraft fees, commissions and electronic banking, generated from several revenue enhancement initiatives put into place during 2005 and core deposit account growth.

As disclosed in Table 6, noninterest income from financial services (including revenues from benefit plan consulting and administration and wealth management services) rose $7.4 million, or 36%, in 2007 to $28.0 million. Financial services revenue now comprises 44% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishments. Strong performance at BPAS generated revenue growth of $6.5 million, or 49%, for the 2007 year, achieved primarily through the acquisition of HBT, new product offerings and expanded market coverage. BPAS offers their clients daily valuation, actuarial and employee benefit consulting services on a national basis from offices in Upstate New York, Houston, and Pittsburgh. BPAS revenue of $13.2 million in 2006 was $2.0 million higher than 2005’s results, driven by enhanced service offerings to both new and existing clients.

CISI generated revenue growth of $652,000, or 17%, in 2007 primarily through the addition of new financial consultants and improved sales penetration. Nottingham generated revenue growth of 3.2%, in 2007, achieved primarily through the attraction of net new client assets and market appreciation. Revenue at personal trust declined $188,000, or 8.5%, during 2007. Excluding certain estate fees generated in the first quarter of 2006, trust services income increased slightly. CBNA Insurance, acquired in June of 2007, generated revenue of $364,000. In 2006, personal trust had positive revenue growth of $210,000 or, 10.5%, achieved primarily through the generation of estate settlement fees. CISI generated revenue growth of $117,000, or 3.1% in 2006 primarily through the addition of new financial consultants. Revenues at Nottingham declined $238,000 or 16% during 2006 as it transitioned to a new management team, new branding and the broadening of its product offerings.

Assets under management and administration at the Company’s financial services businesses rose considerably over the last two years, reaching $4.7 billion at the end of 2007, up from $3.2 billion at year-end 2006 and $2.5 billion at year-end 2005. Market-driven gains in equity-based assets were augmented by attraction of new client assets and the acquisition of HBT. BPA, in particular, was successful at growing its asset base, as demonstrated by the approximately $500 million increase in its assets under administration during 2007, excluding assets added through the acquisition of HBT.

In the fourth quarter of 2007, the Company incurred a $2.1 million charge related to the early redemption of its $25 million, variable-rate trust preferred obligations, which included a premium call provision at 6.15%. Additionally, the Company incurred a $7.8 million charge to refinance $150 million of Federal Home Loan Bank advances into similar duration, lower cost instruments. In 2006 the Company incurred a $2.4 million charge related to the early redemption of its $30 million, 9.75% fixed-rate trust preferred obligations, which included a premium call provision at 4.54%. There were no gains or losses on security transactions in 2006 as compared to gains of $12.2 million in 2005, as the Company took advantage of market conditions in 2005 to sell certain securities in order to maximize their expected total return. Securities sold included $173.2 million of U.S. Treasury and Agency securities, $46.1 million of AAA-rated obligations of state and political subdivisions and $24.4 million of investment grade corporate bonds. The corresponding gains recognized on these sales were $7.0 million, $2.2 million and $3.0 million, respectively.

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

Operating Expenses

As shown in Table 7, operating expenses increased $14.9 million, or 11.7%, in 2007 to $142.1 million primarily due to the four acquisitions completed in 2007 and 2006, as well as higher merit-based personnel expenses, business development and volume-based processing costs. Operating expenses in 2006 declined $0.2 million or 0.1% from 2005. Excluding special charges/acquisition expenses, operating expenses were up $2.1 million, or 1.7%, in 2006, primarily attributable to the effect of adopting SFAS 123(R), increased business development and marketing expenses, and operating expenses related to the acquisitions of Elmira and ONB, partially offset by lower amortization of intangible assets. Operating expenses for 2007 as a percent of average assets were 3.09%, up 10 basis points from 2.99% in both 2006 and 2005. This ratio was impacted by the comparatively high growth rates of the financial service businesses, which are less asset-intensive with higher efficiency ratio attributes.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding special charges/acquisition expenses and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses). Lower ratios are often correlated to higher efficiency. In 2007 the efficiency ratio increased 3.4 percentage points to 63.3% due to a 12.4% increase in operating expenses having a greater impact than a 0.9% increase in net interest income and a 22% increase in noninterest income (excluding net securities gains and debt extinguishments costs). The efficiency ratio for 2006 was 3.1 percentage points higher than the 56.8% ratio for 2005 due to a 2.7% increase in operating expenses and a 5.5% decline in the net interest income having a greater impact than a 6.8% increase in noninterest income (excluding net securities gains and debt extinguishments costs). In both periods, operating income growth was inhibited by the contraction of the net interest margin. In addition, the efficiency ratios were adversely affected by the growing proportion of financial services activities, which due to the differing nature of their business carry high efficiency ratios.

Table 7: Operating Expenses

	Years Ended December 31,

(000’s omitted)	2007	2006	2005

Salaries and employee benefits	$75,714	$67,103	$65,059
Occupancy and equipment	18,961	17,884	17,756
Customer processing and communications	15,691	12,934	13,565
Amortization of intangible assets	6,269	6,027	7,125
Legal and professional fees	4,987	4,593	4,540
Office supplies and postage	4,303	4,035	3,804
Business development and marketing	5,420	4,251	2,771
Foreclosed property	382	858	1,312
Special charges/acquisition expenses	382	647	2,943
Other	9,965	8,871	8,514

Total operating expenses	$142,074	$127,203	$127,389

Operating expenses/average assets	3.09%	2.99%	2.99%
Efficiency ratio	63.3%	59.9%	56.8%

Salaries and benefits increased $8.6 million or 13% in 2007, of which approximately half was the result of the four acquisitions in the last two years. Additionally, approximately $2.3 million of the increase can be attributed to annual merit increases, along with $0.9 million higher medical costs and increased headcount, excluding the acquisitions. Salaries and benefits increased $2.0 million or 3.1% in 2006 primarily due to costs associated with the acquisition of Elmira and ONB, higher stock option and retirement plan expense, partially offset by higher deferred loan origination costs. The increase of stock option expense of $1.7 million related to the adoption of SFAS 123(R), which required the recognition of expense based on the fair value of the options on the grant date. Total full-time equivalent staff at the end of 2007 was 1,453 compared to 1,352 at December 31, 2006 and 1,299 at the end of 2005.

Medical expenses increased $1.1 million in 2007, or 28%, due to a general rise in the cost of medical care, administration and insurance, as well as a greater number of insured employees. Additional vision and dental coverage were added in 2007 at an incremental cost of $0.2 million to bring the Company’s benefit offerings more closely in line with peers. Medical expenses declined 2.6% in 2006 as a result of proactive claims management, lower utilization, and a change in plan administrators. Qualified and nonqualified pension expenses decreased in 2007 principally due to the return on assets for contributions made to the plan in 2007, partially offset by increases in retiree medical expense due to the general rise in the cost of medical care. In 2006, qualified and nonqualified pension expense was $1.0 million lower than 2005 due to the special charge taken in 2005 related to certain early retirement actions. The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets. See Note K to the financial statements for further information concerning the pension plan.

Total non-personnel operating expense increased $6.3 million or 10.4% in 2007. As displayed in Table 7, this was largely caused by higher customer processing and communication expense (up $2.8 million), business development and marketing (up $1.2 million), other expenses (up $1.1 million), occupancy and equipment expense (up $1.1 million), legal and professional (up $0.4 million), office supplies and postage (up $0.3 million), and, amortization of intangible assets (up $0.2 million), partially offset by decreases in, foreclosed property expenses (down $0.5 million). The increase in data processing and communications costs as well as the increase in business development and marketing expenses reflects the Company’s continued investments in strategic technology and business development initiatives to grow and enhance its service offerings. A majority of the remaining increase in nonpersonnel operating costs is attributable to $2.9 million of expenses added as a result of the four acquisitions in 2007 and 2006.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies. Over the last two years, the Company has consolidated four of its branch offices. This realignment will reduce market overlap and further strengthen its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive strategic decision making.

Total non-personnel operating expense decreased $2.1 million or 1.7% in 2006, compared to 2005. Excluding special charges/acquisition expense, nonpersonnel expenses were consistent with 2005’s level. As displayed in Table 7, this was largely caused by higher business development and marketing (up $1.2 million), other expenses (up $0.4 million), office and supplies (up $0.2 million), and occupancy and equipment expense (up $0.1 million), partially offset by decreases in amortization of intangible assets (down $1.1 million), foreclosed property expenses (down $0.5 million) and data processing and communication expense (down $0.4 million). Business and marketing costs were up mostly due to the initiation of a bankwide core deposit generation program. A majority of the remaining increase in nonpersonnel operating costs is attributable to $0.3 million of expenses added as a result of the Elmira and ONB acquisitions in the second half of 2006. The amortization of intangibles decreased as certain core deposit and customer relationship intangibles arising from prior acquisitions became fully amortized.

Special charges/acquisition expense totaled $0.4 million in 2007, down $0.3 million from 2006 and relate solely to acquisitions. Special charges/acquisition expenses totaled $0.6 million in 2006, down $2.3 million from $2.9 million in 2005. The 2006 special charge related to early retirement of certain long-service employees and acquisition expenses of $0.3 million. The 2005 special charge related to the early retirement of certain long-service executives and included severance and certain benefit plan enhancements.

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

The effective tax rate for 2007 decreased by 18.6 percentage points to 5.1% as a result of a $6.9 million benefit related to the settlement and a related change in a position taken on certain previously unrecognized tax positions and a higher proportion of tax exempt income, due in part to the higher debt restructuring charges in 2007. The effective tax rate for 2006 decreased by 2.2 percentage point from 2005’s level to 23.7%. The lower effective tax rate for 2006 compared to 2005 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans.

Capital

Shareholders’ equity ended 2007 at $478.8 million, up $17.3 million, or 3.7%, from one year earlier. This increase reflects net income of $42.9 million, $3.3 million from the issuance of shares through employee stock plans, $2.2 million from stock based compensation and a $5.4 million increase in other comprehensive income. These increases were partially offset by common stock dividends declared of $24.5 million and treasury share purchases of $12.0 million. The other comprehensive income is comprised of a $6.0 million increase in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio), a $1.2 million benefit based on the funded status of the Company’s employee retirement plans, partially offset by a $1.8 million decrease in the fair value of interest rate swaps designated as a cash flow hedges.

Shareholders’ equity ended 2006 at $461.5, up $3.9 million, or 0.9% from one year earlier. This increase reflects net income of $38.4 million and $7.5 million from the issuance of shares through employee stock plans. These increases were partially offset by common stock dividends declared of $23.3 million, treasury share purchases of $5.5 million and a $13.1 million decrease in other comprehensive loss. The other comprehensive loss is comprised of a $9.9 million charge for the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), a $3.6 million decline in the MVA, partially offset by a $0.5 million increase in the fair value of interest rate swaps. The adoption of SFAS 158 required that the funded status of all defined benefit pension and postretirement plans be recorded as an asset or liability on the Company’s consolidated statement of condition with a corresponding offset, net of taxes recorded in accumulated other comprehensive income within shareholders’ equity. Excluding accumulated other comprehensive income in both 2007 and 2006, capital rose by $11.9 million, or 2.5%. Shares outstanding decreased by 385,000 during the year, comprised of 227,000 added through employee stock plans, offset by the purchase of 612,000 treasury shares.

The Company’s ratio of Tier 1 capital to assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” decreased 104 basis points at year-end 2007 to 7.77%. This was primarily the result of the early call of the $30 million of fixed-rate trust preferred securities in the first quarter and assets from the ONB and TLNB being included in average assets for the entire quarter versus only one month of ONB assets included in the ratio for December 31, 2006. The tangible equity/tangible assets ratio was 5.00% at the end of 2007 versus 5.07% one year earlier. The decline was due to a larger increase in total assets as a result of the acquisition of HBT and TLNB, and organic growth resulting in the assets growing at a faster rate than shareholders’ equity, whose growth was dampened by treasury stock purchases. The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2007 of $24.5 million represented an increase of 5.0% over the prior year. This growth was mostly a result of dividends per share of $0.82 for 2007 increasing from $0.78 in 2006, a result of quarterly dividends per share being raised from $0.20 to $0.21 (+5.0%) in the third quarter of 2007 and from $0.19 to $0.20 (+5.3%) in the third quarter of 2006. Partially offsetting the increase in the dividend was a 1.3% decrease in the number of shares outstanding due to treasury stock purchases. The dividend payout ratio for this year was 57.1% compared to 60.8% in 2006, and 43.9% in 2005. The change in 2007 is a result of the aforementioned increase in dividends declared being smaller than the 12% increase in net income. The significant change in 2006 was a result of a 4.6% increase in dividends declared combined with a 24% decrease in net income.

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

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model. It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days. As of December 31, 2007, this ratio was 12.6% and 12.5% for the respective time periods, excluding the Company’s capacity to borrow additional funds from the Federal Home Loan Bank and other sources, as compared to the Bank policy that requires a minimum of 7.5%. There is currently $318 million in additional Federal Home Loan Bank borrowing capacity based on the Company’s year-end collateral levels. Additionally, the Company has $11 million in unused capacity at the Federal Reserve Bank and $100 million in unused capacity from unsecured lines of credit with other correspondent banks.

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

Though remote, the possibility of a funding crisis exists at all financial institutions. Accordingly, management has addressed this issue by formulating a Liquidity Contingency Plan, which has been reviewed and approved by both the Board of Directors and the Company’s Asset/Liability Management Committee. The plan addresses those actions the Company would take in response to both a short-term and long-term funding crisis.

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

Intangible Assets

Intangible assets at the end of 2007 totaled $256.2 million, an increase of $10.1 million from the prior year-end due to $16.3 million of additional intangible assets arising from the acquisitions of HBT and TLNB, and minor adjustments to the intangible assets from the Elmira and ONB acquisitions, offset by $6.3 million of amortization during the year.

Intangible assets consist of goodwill, core deposit value and customer relationships arising from acquisitions. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill at December 31, 2007 amounted to $234 million, comprised of $221 million related to banking acquisitions and $13 million arising from the acquisition of financial services businesses. Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill. The Company completed its goodwill impairment analyses during 2007 and 2006 and no adjustments were necessary. The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows. It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators. Management believes that there is a low probability of future impairment with regard to the goodwill associated with whole-bank and branch acquisitions. The performance of Nottingham (previously Elias Asset Management) weakened subsequent to its acquisition in 2000 as a result of adverse market conditions, however, its performance stabilized in 2006 and improved in 2007. Certain organizational and structural changes were made late in 2005 and 2006, including re-branding efforts that included changing its name from Elias Asset Management to Nottingham, to underscore the enhanced product and service offerings it has recently developed. However, declines in Nottingham’s operating results may cause future impairment to its recorded goodwill of $7.3 million.

Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost that would have been incurred had the funds been purchased in the capital markets. Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years. The recognition of customer relationship intangibles arose due to the acquisitions of Harbridge and HBT. These assets were determined based on a methodology that calculates the present value of the projected future revenue derived from the acquired customer base. These assets are being amortized over twelve years on an accelerated basis.

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000’s omitted)	2007	2006	2005	2004	2003

Consumer mortgage	$977,553	$912,505	$815,463	$801,069	$739,318
Business lending	984,780	960,034	819,605	831,244	689,436
Consumer installment	858,722	829,019	776,701	726,107	699,692

Net loans	2,821,055	2,701,558	2,411,769	2,358,420	2,128,446
Allowance for loans	36,427	36,313	32,581	31,778	29,095

Loans, net of allowance for loan losses	$2,784,628	$2,665,245	$2,379,188	$2,326,642	$2,099,351

As disclosed in Table 8 above, gross loans outstanding reached a record level of $2.8 billion as of year-end 2007, up $119.5 million or 4.4% compared to twelve months earlier. The acquisition of TLNB accounted for $55.5 million of the growth. Excluding the impact of the TLNB, ONB and Elmira acquisitions, total loans rose $82.3 million or 3.4%. The organic loan growth was produced in each of business lending, consumer mortgage and consumer installment portfolios.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2003 and 2007 was 7.3% comprised of approximately 2.3% organic growth, with the remainder coming from acquisitions. The greatest overall expansion occurred in the business lending segment, which grew at a 9.1% CAGR (including the impact of acquisitions) over that time frame. The consumer mortgage segment grew at a compounded annual growth rate of 7.2% from 2003 to 2007. The consumer mortgage growth was primarily driven by record mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches in that time period. Business lending balances accounted for 35% of total loans at year-end 2007 compared to 32% at December 31, 2003, mostly due to the high proportion of business loans in the portfolios of two of the acquisitions completed during this time period. Consumer installment loans, largely home equity loans and borrowings originated in automobile, marine and recreational vehicle dealerships experienced a compounded annual growth rate of 5.3% over the last 5 years.

The weighting of retail lending in the Company’s loan portfolio enables it to be highly diversified. Approximately 65% of loans outstanding at the end of 2007 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis. The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2007: commercial real estate (27%), healthcare (10%), general services (9%), retail trade (8%), construction (6%), agriculture (6%), manufacturing (6%), motor vehicle and parts dealers (5%), restaurant & lodging (5%), and wholesale trade (4%). A variety of other industries with less than a 3% share of the total portfolio comprise the remaining 14%.

The consumer mortgage portion of the Company’s loan portfolio is comprised of fixed (94%) and adjustable rate (6%) residential lending. Consumer mortgages increased $65.0 million or 7.1% in 2007. Excluding the impact of the TLNB, ONB and Elmira acquisitions, the consumer mortgage portfolio was up $39.4 million or 4.7% in 2007. During 2003 and 2004, record levels of refinancing activity were driven by mortgage rates that were at or near 40-year lows. Consumer mortgage growth has returned closer to historic levels since 2005, as the pace of refinancing slowed after an extended period of elevated demand in the low-rate environment. Consumer mortgage growth was comparatively stronger over the last year despite relatively stable long-term interest rates. The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products. The Company’s solid performance during a tumultuous period in the overall industry is a reflection of the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets. Growth in the consumer mortgage portfolio in 2007 would have been 9.1% if the sale of $17.8 million of longer-term, fixed-rate mortgages in the secondary market had not been conducted. These mortgages were sold in the secondary market to improve the Company’s interest rate risk position.

The combined total of general-purpose business lending, dealer floor plans and mortgages on commercial property is characterized as the Company’s business lending activity. The business-lending portfolio increased $24.7 million or 2.6% in 2007. Excluding the impact of the TLNB, ONB, and Elmira acquisitions, this segment increased $18.4 million or 2.3% as compared to the prior year. The organic growth generated in 2007 was contributed by every major product line within business lending except dealer floor plans, where levels have been purposely managed downwards over the last few years due to the competitive weakness in this sector. The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.

Consumer installment loans, both those originated directly (such as personal loans and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), rose $29.7 million or 3.6% from one year ago. Excluding the impact of the TLNB, ONB and Elmira acquisitions, this segment increased $24.5 million or 3.0%. Continued moderate interest rates by historical standards, aggressive dealer and manufacturer incentives on new vehicles, and enhanced business development efforts have helped drive strong growth in this segment over the last several years.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2006:

Table 9: Maturity Distribution of Business and Construction Loans (1)

(000’s omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years

Commercial, financial and agricultural	$317,499	$462,477	$183,810
Real estate – construction	20,994	0	0

Total	$338,493	$462,477	$183,810

Fixed or predetermined interest rates	$146,175	$299,684	$67,994
Floating or adjustable interest rates	192,318	162,793	115,816

Total	$338,493	$462,477	$183,810

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The following table presents information concerning nonperforming assets:

Table 10: Nonperforming Assets

(000’s omitted)	2007	2006	2005	2004	2003

Nonaccrual loans	$7,140	$10,107	$10,857	$11,798	$11,940
Accruing loans 90+ days delinquent	622	1,207	1,075	1,158	1,307
Restructured loans	1,126	1,275	1,375	0	28

Total nonperforming loans	8,888	12,589	13,307	12,956	13,275
Other real estate	1,007	1,838	1,048	1,645	1,077

Total nonperforming assets	$9,895	$14,427	$14,355	$14,601	$14,352

Allowance for loan losses / total loans	1.29%	1.34%	1.35%	1.35%	1.37%
Allowance for loan losses / nonperforming loans	410%	288%	245%	245%	219%
Nonperforming loans / total loans	0.32%	0.47%	0.55%	0.55%	0.62%
Nonperforming assets / total loans and other real estate	0.35%	0.53%	0.59%	0.62%	0.67%

The Company places a loan on nonaccrual status when the loan becomes ninety days past due or sooner, if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection. As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans plus accruing loans 90 days or more past due, ended 2007 at $8.9 million, down approximately $3.7 million or 29% from one year earlier. The ratio of nonperforming loans to total loans decreased 15 basis points from the prior year to 0.32%. The ratio of nonperforming assets (which includes troubled debt restructuring and other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO decreased to 0.35% at year-end 2007, down 18 basis points from one year earlier. The improvement was driven by continued focus on maintaining strict underwriting standards, enhanced collection and recovery efforts, and the charge-off and disposition of certain problematic loans in prior years. Had nonaccrual loans for the year ended December 31, 2007 been current in accordance with their original terms, additional interest income of approximately $0.8 million would have been recorded. At year-end 2007, the Company was managing 14 OREO properties with a value of $1.0 million, as compared to 23 OREO properties with a value of $1.8 million a year earlier.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.10% of total loans outstanding versus 1.33% at the end of 2006. As of year-end 2007, total delinquency ratios for commercial loans, consumer loans, and real estate mortgages were 1.05%, 1.22%, and 1.04%, respectively. These measures were 1.62%, 1.33% and 1.03%, respectively, as of December 31, 2006. Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer period. The average quarter-end delinquency ratio for total loans in 2007 was 1.04%, down from an average of 1.24% in 2006.

The changes in the allowance for loan losses for the last five years is as follows:

Table 11: Allowance for Loan Loss Activity

	Years Ended December 31,

(000’s omitted except for ratios)	2007	2006	2005	2004	2003

Allowance for loan losses at beginning of period	$36,313	$32,581	$31,778	$29,095	$26,331

Charge-offs:
Business lending	1,088	3,787	2,639	3,621	5,521
Consumer mortgage	387	344	522	535	239
Consumer installment	4,965	5,902	8,071	7,624	7,351

Total charge-offs	6,440	10,033	11,232	11,780	13,111

Recoveries:
Business lending	844	930	730	871	417
Consumer mortgage	86	107	142	48	78
Consumer installment	2,873	2,925	2,629	2,437	2,353

Total recoveries	3,803	3,962	3,501	3,356	2,848

Net charge-offs	2,637	6,071	7,731	8,424	10,263
Provision for loan losses	2,004	6,585	8,534	8,750	11,195
Allowance on acquired loans (1)	747	3,218	0	2,357	1,832

Allowance for loan losses at end of period	$36,427	$36,313	$32,581	$31,778	$29,095

Amount of loans outstanding at end of period	$2,821,055	$2,701,558	$2,411,769	$2,358,420	$2,128,446
Daily average amount of loans (net of unearned discount)	2,743,804	2,514,173	2,374,832	2,264,791	1,885,541

Net charge-offs / average loans outstanding	0.10%	0.24%	0.33%	0.37%	0.54%

(1)	This reserve addition is attributable to loans acquired from TLNB in 2007, Elmira and ONB in 2006, First Heritage Bank in 2004, and Peoples Bankcorp Inc. and Grange National Banc Corp in 2003.

As displayed in Table 11 above, total net charge-offs in 2007 were $2.6 million, down $3.4 million from the prior year, principally due to significantly improved results in the business lending and consumer installment portfolios, partially offset by a slight increase in consumer mortgage. Net charge-offs in 2006 were $1.7 million below 2005’s level, benefiting from improved results in the consumer installment portfolio, offset by increased net charge-offs in the business-lending portfolio. A period of economic weakness in our markets from late 2000 through early 2003 impacted the net charge-off levels in 2003, with the greatest impact being realized in the business loan and consumer installment segments.

Due to the significant increases in average loan balances over time due to acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers a more meaningful representation of asset quality trends. The net charge-off ratio for 2007 was down 14 basis points from 2006, to 0.10%. This year’s ratio benefited from improved gross charge-off and recovery performance. Gross charge-offs as a percentage of average loans dropped 17 basis points to 0.23% in 2007. Enhanced recovery efforts were evidenced by recoveries of $3.8 million, representing 46% of average gross charge-offs for the latest two years, compared to 37% in 2006.

Business loan net charge-offs decreased in 2007, totaling $0.2 million or 0.03% of average business loans outstanding versus $2.9 million or 0.33% in 2006. The higher net charge-off ratio in 2006 was primarily attributable to loans associated with three commercial relationships in the auto industry. Consumer installment loan net charge-offs decreased to $2.1 million this year from $3.0 million in 2006, reducing the 2007 net charge-off ratio 12 basis points to 0.25%, due to improved collection efforts and disciplined underwriting processes. Consumer mortgage net charge-offs increased $0.1 million to $0.3 million in 2007, and the net charge-off ratio remained consistent at 0.03%.

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

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the four main loan segments: business lending, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest three years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations). The second calculation is qualitative and takes into consideration five major factors affecting the level of loan loss risk: portfolio risk migration patterns (internal credit quality trends); the growth of the segments of the loan portfolio; economic and business environment trends in the Company’s markets (includes review of bankruptcy, unemployment, population, consumer spending and regulatory trends); industry, geographical and product concentrations in the portfolio; and the perceived effectiveness of managerial resources and lending practices and policies. These two allowance calculations are added together to determine the general loan loss allocation. The allowance levels computed from the specific and general loan loss allocation methods are combined to derive the necessary allowance for loan loss to be reflected on the Consolidated Statement of Condition.

The loan loss provision is calculated by subtracting the previous period allowance for loan loss, net of the interim period net charge-offs, from the current required allowance level. This provision is then recorded in the income statement for that period.

Members of senior management and the Loan/ALCO Committee of the Board of Directors review the adequacy of the allowance for loan loss quarterly. Management is committed to continually improving the credit assessment and risk management capabilities of the Company and has dedicated the resources necessary to ensure advancement in this critical area of operations.

The allowance for loan loss increased to $36.4 million at year-end 2007 from $36.3 million at the end of 2006. The $0.1 million increase was due to the $55 million additional loans from the TLNB acquisition as well as $82 million of organic loan growth, partially offset by the Company’s improving asset quality profile. The allowance level was also impacted by the increased proportion of low-risk consumer mortgage and home equity loans in the overall loan portfolio, as a result of both organic and acquired growth. The ratio of the allowance for loan loss to total loans decreased five basis points to 1.29% for year-end 2007 as compared to 1.34% for 2006 and 1.35% for 2005 primarily due to the improved asset quality profile. Management believes the year-end 2007 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision of $2.0 million in 2007 decreased by $4.6 million or 70% as a result of management’s assessment of the probable losses in the loan portfolio, and the reduced level of charge-offs in 2007, as discussed above. The loan loss provision as a percentage of average loans decreased from 0.26% in 2006 to 0.07% this year in most part due to the improving asset quality trends. The loan loss provision was 76% of net charge-offs this year versus 108% in 2006, reflective of an improving asset quality profile, particularly in the commercial segment of the portfolio.

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

Table 12: Allowance for Loan Losses by Loan Type

	2007		2006		2005		2004		2003

(000’s omitted except for ratios)	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix	Allowance	Loan Mix

Consumer mortgage	$3,843	34.7%	$3,519	33.8%	$2,991	33.8%	$1,810	34.0%	$1,724	34.7%
Business lending	17,284	34.9%	17,700	35.5%	15,917	34.0%	16,439	35.2%	15,549	32.4%
Consumer installment	8,260	30.4%	10,258	30.7%	12,005	32.2%	11,487	30.8%	11,112	32.9%
Unallocated	7,040		4,836		1,668		2,042		710

Total	$36,427	100.0%	$36,313	100.0%	$32,581	100.0%	$31,778	100.0%	$29,095	100.0%

As demonstrated in Table 12 above and discussed previously, business lending by its nature carries higher credit risk than consumer mortgage or consumer installment loans, and as a result a disproportionate amount of the allowance for loan losses is deemed necessary for this portfolio. The unallocated allowance increased from $4.8 million in 2006 to $7.0 million in 2007. As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio not reflected in the historical loss ratios, model imprecision and for the acquired loan portfolios, including TLNB, ONB and Elmira.

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

The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 13: Average Deposits

	2007		2006		2005

(000’s omitted, except rates)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest checking deposits	$566,981	0.00%	$567,500	0.00%	$585,913	0.00%
Interest checking deposits	440,855	0.58%	346,618	0.44%	309,617	0.25%
Regular savings deposits	457,681	0.83%	465,058	0.76%	511,907	0.67%
Money market deposits	329,911	2.20%	337,560	2.00%	354,294	1.34%
Time deposits	1,457,768	4.39%	1,348,167	3.69%	1,214,719	2.78%

Total deposits	$3,253,196	2.39%	$3,064,903	2.01%	$2,976,450	1.44%

As displayed in Table 13 above, total average deposits for 2007 equaled $3.25 billion, up $188.3 million or 6.1% from the prior year. Excluding the average deposits acquired from TLNB, ONB and Elmira, average deposits increased $17.5 million or 0.6%. Average deposits in 2006 were up $88.5 million or 3.0% from 2005. The majority of the increase was the result of deposits obtained through the Elmira and ONB acquisitions in the second and fourth quarters of 2006, respectively.

The Company’s funding composition continues to benefit from a high level of IPC deposits, which reached an all-time high in 2007 with an average balance of $3.04 billion, an increase of $200.6 million or 7.1% over the comparable 2006 period. This increase was comprised of $43.5 million from the acquisitions of TLNB, ONB and Elmira, with the remaining increase derived from organic growth. IPC deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities declined $12.3 million or 5.4% during 2007, with the TLNB, ONB and Elmira acquisitions accounting for $13.6 million of additional municipal deposits. Municipal deposit balances tend to be more volatile than IPC deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the government entities, which can change significantly from year to year. The Company is required to collateralize all local government deposits with marketable securities from its investment portfolio. Because of this stipulation, as well as the competitive bidding nature of this product, management considers municipal time deposit funding to be similar to external borrowings and thus prices these products on a consistent basis.

The mix of average deposits in 2007 changed slightly in comparison to 2006. The weightings of interest checking and time deposits increased from their 2006 levels, while noninterest checking deposits, savings, and money market weightings decreased. This change in deposit mix reflects new product introductions, proactive marketing and increasing yields on time deposit accounts throughout the year. The average balance for time deposit accounts increased from 44.0% of the total deposits in 2006 to 44.8% of total deposits this year. The average balance for interest checking accounts increased from 11.3% of the total deposits in 2006 to 13.6% of total deposits this year. This shift in mix, combined with higher average interest rates in all interest-bearing deposit product categories caused the cost of interest bearing deposits to rise to 2.89% in 2007, as compared to 2.46% in 2006 and 1.79% in 2005.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

Table 14: Time Deposit > $100,000 Maturities

(000’s omitted)	2007	2006

Less than three months	$84,586	$92,930
Three months to six months	53,741	40,358
Six months to one year	73,534	77,581
Over one year	69,155	54,915

Total	$281,016	$265,784

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization. Borrowing sources for the Company include the Federal Home Loan Bank of New York and Federal Reserve Bank of New York, as well as access to the repurchase market through established relationships with primary market security dealers. The Company also had approximately $128 million in fixed and floating-rate subordinated debt outstanding at the end of 2007 that is held by unconsolidated subsidiary trusts. In the first quarter of 2008, the Company elected to redeem early $25 million of variable-rate trust preferred securities. The Company also elected to redeem early $30 million of fixed-rate trust preferred securities in January 2007. In December 2006, the Company completed a sale of $75 million of trust preferred securities. The securities mature on December 15, 2036 at an annual rate equal to the three-month LIBOR rate plus 1.65%. The Company used the net proceeds of the offering for general corporate purposes including the early call of the $30 million of fixed-rate trust preferred securities. At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate obligation for a term of five years at a fixed rate of 6.43%.

External borrowings averaged $821 million or 20% of total funding sources for all of 2007 as compared to $672 million or 18% of total funding sources for 2006. The increase in this ratio was primarily attributable to both investment leveraging activities and the funding of acquisitions with cash over the past two years. As shown in Table 15 on page 33, at year-end 2007, $486 million or 52% of external borrowings had remaining terms of one year or less, up considerably from $186 million or 23% at December 31, 2006 and $191 million or 29% at the end of 2005. This change in external funding mix is the result of a $200 million short-term leverage strategy entered into in the third quarter of 2007 funded with certain callable debt obligations classified as short-term.

As displayed in Table 4 on page 19, the overall mix of funding has shifted in 2007. The percentage of funding derived from deposits decreased to 80% in 2007 from 82% in 2006 and 80% in 2005. FHLB borrowings increased during 2007 as the Company took advantage of improving spreads between short-term convertible advances and certain short-term investment opportunities. This strategy not only produced positive net interest income, but it also served to demonstrate the Company’s ability to freely access liquidity sources despite tightened credit market conditions. At December 31, 2007, borrowings are up $123.8 million from December 31, 2006.

The following table summarizes the outstanding balance of short-term borrowings of the Company as of December 31:

Table 15: Short-term Borrowings

(000’s omitted, except rates)	2007	2006	2005

Federal funds purchased	$27,285	$0	$36,300
Term borrowings at banks
90 days or less	17,972	20,300	55,000
Over 90 days	415,000	135,000	100,000
Commercial loans sold with recourse	8	143	190
Capital lease obligation	37	0	0
Subordinated debt held by unconsolidated subsidiary trusts	25,774	30,928	0

Balance at end of period	$486,076	$186,371	$191,490

Daily average during the year	$257,874	$144,043	$366,775
Maximum month-end balance	$486,076	$192,000	$552,500
Weighted-average rate during the year	4.13%	3.83%	3.07%
Weighted-average year-end rate	4.35%	4.90%	3.67%

The following table shows the maturities of various contractual obligations as of December 31, 2007:

Table 16: Maturities of Contractual Obligations

(000’s omitted)	Maturing Within One Year Or Less	Maturing After One Year but Within Three Years	Maturing After Three Years but Within Five Years	Maturing After Five Years	Total

Federal Home Loan Bank advances	$460,257	$32,257	$0	$308,964	$801,478
Subordinated debt held by unconsolidated subsidiary trusts	25,774	0	0	101,950	127,724
Commercial loans sold with recourse	8	18	14	12	52
Capital lease obligation	37	37	0	0	74
Operating leases	2,864	4,529	3,021	3,394	13,808

Total	$488,940	$36,841	$3,035	$414,320	$943,136

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

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000’s omitted)	2007	2006

Commitments to extend credit	$482,517	$443,367
Standby letters of credit	10,121	10,082

Total	$492,638	$453,449

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

As displayed in Table 18 below, the book value of the Company’s investment portfolio increased $153.2 million or 12.5% during the year to $1.375 billion. In the second half of 2007, the Company took advantage of certain investment opportunities to increase the portfolio through a short-term leverage strategy. This strategy produced positive net interest income and served to demonstrate the Company’s ability to freely access liquidity sources despite tightened credit market conditions. As of December 31, 2007, the expected life-to-maturity of the portfolio was 4.9 years versus 4.7 years as of December 31, 2006. Average investment balances (book value basis) for 2007 increased $91.8 million or 7.0% versus the prior year. Investment interest income in 2007 was $4.7 million or 5.9% higher than the prior year as a result of the higher average balances in the portfolio, partially offset by a six basis point decrease in the average investment yield from 6.04% to 5.98% due in part to having a higher proportion of cash equivalent securities that carried a comparatively lower yield than the overall investment portfolio.

The Company executed a number of sales strategies during 2005 with a focus on maximizing the total return performance of the portfolio. During 2005, sales of U.S. Treasury and Agency securities, AAA rated obligations of state and political subdivisions, and investment grade corporate bonds were $173.2 million, $46.1 million and $24.4 million, respectively. The corresponding pre-tax gains on investment securities recognized on these sales were $7.0 million, $2.2 million and $3.0 million, respectively. All proceeds from these sales were used to repay short-term borrowings from the Federal Home Loan Bank of New York. During 2006, the investment portfolio continued to decline due to the contractual runoff of securities. Cash flows from the maturing securities were used to pay down short-term borrowings and the excess were invested in short-term interest bearing cash equivalents, as the long-term investments alternatives were not attractive in the then flat yield curve environment.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds. The U. S. Agency debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating). The majority of the municipal bonds are AAA-rated. The portfolio does not include any private label mortgage backed securities (MBOs) or collateralized mortgage obligations (CMOs).

Ninety percent of the investment portfolio was classified as available-for-sale at year-end 2007 versus 88% at the end of 2006. The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2007 was $17.2 million, up $9.4 million from one year earlier. This increase is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company’s investment securities portfolio:

Table 18: Investment Securities

	2007		2006		2005

(000’s omitted)	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value	Amortized Cost/Book Value	Fair Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$127,055	$127,382	$127,200	$124,020	$127,345	$124,326
Obligations of state and political subdivisions	6,207	6,289	7,242	7,257	5,709	5,735
Other securities	3,988	3,988	11,417	11,417	9,451	9,451

Total held-to-maturity portfolio	137,250	137,659	145,859	142,694	142,505	139,512

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	432,832	438,526	372,706	370,787	420,062	420,808
Obligations of state and political subdivisions	532,431	543,963	502,677	514,647	519,661	532,708
Corporate debt securities	40,457	40,270	35,603	35,080	35,744	35,559
Collateralized mortgage obligations	34,451	34,512	43,768	43,107	78,710	78,468
Asset-backed securities	73,089	72,300	0	0	0	0
Mortgage-backed securities	72,655	73,525	76,266	75,181	53,019	53,363

Subtotal	1,185,915	1,203,096	1,031,020	1,038,802	1,107,196	1,120,906
Equity securities (1)	40,944	40,944	34,028	34,028	29,841	29,841
Federal Reserve Bank common stock	10,582	10,582	10,582	10,582	9,865	9,865

Total available-for-sale portfolio	1,237,441	1,254,622	1,075,630	1,083,412	1,146,902	1,160,612

Net unrealized gain on available-for-sale portfolio	17,181	0	7,782	0	13,710	0

Total	$1,391,872	$1,392,281	$1,229,271	$1,226,106	$1,303,117	$1,300,124

(1)Includes $39,770, $32,717 and $28,791 of FHLB common stock at December 31, 2007, 2006, and 2005, respectively.

The following table sets forth as of December 31, 2007, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Securities

(000’s omitted, except rates)	Maturing Within One Year or Less	Maturing After One Year but Within Five Years	Maturing After Five Years but Within Ten Years	Maturing After Ten Years	Total Amortized Cost/Book Value

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$0	$112,055	$15,000	$127,055
Obligations of state and political subdivisions	4,595	1,536	76	0	6,207
Other securities	816	42	34	3,096	3,988

Total held-to-maturity portfolio	$5,411	$1,578	$112,165	$18,096	$137,250

Weighted-average yield (1)	5.31%	5.15%	5.00%	5.42%	5.07%

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$162,655	$91,258	$136,117	$42,802	$432,832
Obligations of state and political subdivisions	6,422	134,472	224,266	167,271	532,431
Corporate debt securities	0	25,477	14,980	0	40,457
Collateralized mortgage obligations (2)	362	0	29,168	4,921	34,451
Asset-backed securities	0	0	0	73,089	73,089
Mortgage-backed securities (2)	40	430	6,520	65,665	72,655

Total available-for-sale portfolio	$169,479	$251,637	$411,051	$353,748	$1,185,915

Weighted-average yield (1)	4.75%	4.65%	4.71%	5.34%	4.89%

(1)	Weighted-average yields are an arithmetic computation of accrued income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of Management’s Discussion and Analysis of Financial Condition and Results of Operations starting on page 28. Although more than a third of the securities portfolio at year-end 2007 was invested in municipal bonds, management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal. The Company also believes that it has an insignificant amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AAA-rated (highest possible rating). The Company does not have any material foreign currency exchange rate risk exposure. Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

Interest Rate Risk

Interest rate risk (“IRR”) can result from: the timing differences in the maturity/repricing of an institution’s assets, liabilities, and off-balance sheet contracts; the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; and differences in the behavior of lending and funding rates, sometimes referred to as basis risk. An example of basis risk would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

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

The following table reflects the Company’s one-year net interest income sensitivity, using December 31, 2007 asset and liability levels as a starting point.

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

Net Interest Income Sensitivity Model

	Calculated increase (decrease) in Projected
	Net Interest Income at December 31

Changes in Interest Rates	2007	2006

+200 basis points	$1,114,000	($668,000)
-100 basis points	($853,000)	($1,155,000)

In the 2007 model, the rising rate environment reflects an increase in net interest income (“NII”) from a flat rate environment while NII decreases if rates were to fall. The change in NII in both environments is largely due to assets repricing faster than corresponding liabilities. Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

In the 2006 model, both the rising and falling rate environments reflect a reduction in NII from a flat rate environment. Initially, the rising rate environment reflects a decrease in NII from a flat rate environment largely due to short-term capital market borrowings repricing as rates rise. Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates. In a falling rate environment, NII decreases as a result of assets repricing faster than liabilities.

The analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels (including yield curve shape); prepayments on loans and securities; deposit decay rates; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cash flows; and other factors. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and independent auditor’s reports of Community Bank System, Inc. are contained on pages 41 through 71 of this item.

•	Consolidated Statements of Condition, December 31, 2007 and 2006

•	Consolidated Statements of Income, Years ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Changes in Shareholders’ Equity, Years ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Comprehensive Income, Years ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Cash Flows, Years ended December 31, 2007, 2006, and 2005

•	Notes to Consolidated Financial Statements, December 31, 2007

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2007 and 2006 are contained on page 74.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,

	2007	2006

Assets:
Cash and cash equivalents	$130,823	$232,032

Available-for-sale investment securities	1,254,622	1,083,412
Held-to-maturity investment securities	137,250	145,859

Total investment securities (fair value of $1,392,281 and $1,226,106, respectively)	1,391,872	1,229,271

Loans	2,821,055	2,701,558
Allowance for loan losses	(36,427)	(36,313)

Net loans	2,784,628	2,665,245

Core deposit intangibles, net	19,765	24,665
Goodwill	234,449	220,290
Other intangibles, net	2,002	1,181

Intangible assets, net	256,216	246,136

Premises and equipment, net	69,685	66,199
Accrued interest receivable	25,531	26,797
Other assets	38,747	32,117

Total assets	$4,697,502	$4,497,797

Liabilities:
Noninterest bearing deposits	$584,921	$578,951
Interest-bearing deposits	2,643,543	2,589,348

Total deposits	3,228,464	3,168,299
Borrowings	801,604	647,481
Subordinated debt held by unconsolidated subsidiary trusts	127,724	158,014
Accrued interest and other liabilities	60,926	62,475

Total liabilities	4,218,718	4,036,269

Commitments and contingencies (See Note N)

Shareholders’ equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 50,000,000 shares authorized; 32,999,544 and 32,773,320 shares issued in 2007 and 2006, respectively	33,000	32,773
Additional paid-in capital	208,429	203,197
Retained earnings	310,281	291,871
Accumulated other comprehensive income/(loss)	702	(4,697)
Treasury stock, at cost (3,364,811 and 2,753,161 shares, respectively)	(73,628)	(61,616)

Total shareholders’ equity	478,784	461,528

Total liabilities and shareholders’ equity	$4,697,502	$4,497,797

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,

	2007	2006	2005

Interest income:
Interest and fees on loans	$186,784	$167,113	$147,608
Interest and dividends on taxable investments	48,032	41,869	48,543
Interest and dividends on nontaxable investments	21,421	22,919	23,293

Total interest income	256,237	231,901	219,444

Interest expense:
Interest on deposits	77,682	61,544	42,752
Interest on short-term borrowings	10,644	5,513	11,249
Interest on subordinated debt held by unconsolidated subsidiary trusts	9,936	8,022	6,676
Interest on long-term borrowings	22,001	22,013	14,895

Total interest expense	120,263	97,092	75,572

Net interest income	135,974	134,809	143,872
Less: provision for loan losses	2,004	6,585	8,534

Net interest income after provision for loan losses	133,970	128,224	135,338

Noninterest income:
Deposit service fees	32,012	28,348	27,108
Other banking services	3,284	2,730	2,793
Trust, investment and asset management fees	8,264	7,396	7,307
Benefit plan administration, consulting and actuarial fees	19,700	13,205	11,193
(Loss) gain on investment securities and debt extinguishments	(9,974)	(2,403)	12,195

Total noninterest income	53,286	49,276	60,596

Operating expenses:
Salaries and employee benefits	75,714	67,103	65,059
Occupancy and equipment	18,961	17,884	17,756
Customer processing and communications	15,691	12,934	13,565
Amortization of intangible assets	6,269	6,027	7,125
Legal and professional fees	4,987	4,593	4,540
Office supplies and postage	4,303	4,035	3,804
Business development and marketing	5,420	4,251	2,771
Special charges/acquisition expenses	382	647	2,943
Other	10,347	9,729	9,826

Total operating expenses	142,074	127,203	127,389

Income before income taxes	45,182	50,297	68,545
Income taxes	2,291	11,920	17,740

Net income	$42,891	$38,377	$50,805

Basic earnings per share	$1.43	$1.28	$1.68
Diluted earnings per share	$1.42	$1.26	$1.65
Cash dividends declared per share	$0.82	$0.78	$0.74

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2005, 2006 and 2007
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Employee Stock Plan -Unearned	Total

	Shares Outstanding	Amount Issued

Balance at December 31, 2004	30,641,591	$32,042	$190,769	$248,295	$34,200	($30,199)	($479)	$474,628
Net income				50,805				50,805
Other comprehensive loss, net of tax					(25,780)			(25,780)
Dividends declared:
Common, $0.74 per share				(22,291)				(22,291)
Common stock issued under employee stock plan, including tax benefits of $1,369	408,972	409	5,543				156	6,108
Treasury stock purchased	(1,093,711)					(25,875)		(25,875)

Balance at December 31, 2005	29,956,852	$32,451	$196,312	$276,809	$8,420	($56,074)	($323)	$457,595
Net income				38,377				38,377
Other comprehensive loss, net of tax					(3,226)			(3,226)
Adjustment for initial adoption of SFAS 158					(9,891)			(9,891)
Dividends declared:
Common, $0.78 per share				(23,315)				(23,315)
Common stock issued under employee stock plan, including tax benefits of $936	322,757	322	5,024				161	5,507
Stock-based compensation			2,023					2,023
Treasury stock purchased	(259,450)					(5,542)		(5,542)
Reclassification of unearned restricted stock awards to additional paid-in capital in accordance with SFAS 123(R)			(162)				162

Balance at December 31, 2006	30,020,159	32,773	203,197	291,871	(4,697)	(61,616)	0	461,528
Net income				42,891				42,891
Other comprehensive income, net of tax					5,399			5,399
Dividends declared:
Common, $0.82 per share				(24,481)				(24,481)
Common stock issued under employee stock plan, including tax benefits of $949	226,224	227	3,055					3,282
Stock-based compensation			2,177					2,177
Treasury stock purchased	(611,650)					(12,012)		(12,012)

Balance at December 31, 2007	29,634,733	$33,000	$208,429	$310,281	$702	($73,628)	$0	$478,784

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,

	2007	2006	2005

Change in accumulated unrealized losses for pension and other postretirement obligations	$2,005	($118)	$0
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships	(2,994)	750	0
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	9,376	(5,928)	(29,887)
Reclassification adjustment for losses (gains) included in net income	22	0	(12,195)

Other comprehensive gain (loss), before tax	8,409	(5,296)	(42,082)
Income tax (expense) benefit related to other comprehensive loss	(3,010)	2,070	16,302

Other comprehensive income (loss), net of tax	5,399	(3,226)	(25,780)
Net income	42,891	38,377	50,805

Comprehensive income	$48,290	$35,151	$25,025

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, except Share Data)

	Years Ended December 31,

	2007	2006	2005

Operating activities:
Net income	$42,891	$38,377	$50,805
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,323	8,613	8,616
Amortization of intangible assets	6,269	6,027	7,125
Net amortization of premiums and discounts on securities and loans	(6,987)	1,094	1,066
Amortization of unearned compensation and discount on subordinated debt	405	160	288
Provision for loan losses	2,004	6,585	8,534
Provision for deferred taxes	742	(999)	(519)
Loss (gain) on investment securities and debt extinguishments	9,955	2,403	(12,195)
Gain on sale of loans and other assets	(118)	(116)	(15)
Proceeds from the sale of loans held for sale	17,943	31,567	3,329
Origination of loans held for sale	(17,823)	(31,446)	(3,320)
Excess tax benefits from share-based payment arrangements	(409)	(420)	0
Change in other operating assets and liabilities	(13,590)	11,256	8,251

Net cash provided by operating activities	50,605	73,101	71,965

Investing activities:
Proceeds from sales of available-for-sale investment securities	15,900	37,866	324,752
Proceeds from maturities of held-to-maturity investment securities	13,244	5,950	4,984
Proceeds from maturities of available-for-sale investment securities	564,351	121,949	116,835
Purchases of held-to-maturity investment securities	(4,780)	(9,449)	(9,991)
Purchases of available-for-sale investment securities	(706,130)	(78,776)	(186,037)
Net increase in loans	(66,610)	(39,347)	(61,060)
Cash paid for acquisitions, net of cash acquired of $21,873, $29,831, and $0	(12,499)	(26,989)	0
Capital expenditures	(9,777)	(6,494)	(10,275)

Net cash (used in) provided by investing activities	(206,301)	4,710	179,208

Financing activities:
Net change in demand deposits, NOW accounts, and savings accounts	10,379	(43,652)	(19,906)
Net change in time deposits	(34,334)	7,203	75,889
Net change in federal funds purchased	0	(36,300)	23,100
Net change in short-term borrowings	312,767	(35,100)	(313,000)
Change in long-term borrowings (net of payments of $150,845, $1,283 and $290)	(193,860)	171,037	22,423
Loss on extinguishment of debt	(9,344)	0	0
Issuance of common stock	4,713	4,571	4,507
Purchase of treasury stock	(12,012)	(5,542)	(25,874)
Cash dividends paid	(24,231)	(23,021)	(22,112)
Tax benefits from share-based payment arrangements	409	420	0

Net cash provided by (used in) financing activities	54,487	39,616	(254,973)

Change in cash and cash equivalents	(101,209)	117,427	(3,800)
Cash and cash equivalents at beginning of year	232,032	114,605	118,405

Cash and cash equivalents at end of year	$130,823	$232,032	$114,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$122,071	$95,529	$73,899
Cash paid for income taxes	8,985	7,266	15,452
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	6,239	5,989	5,695
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	87,910	273,588	0
Fair value of liabilities assumed	91,665	273,884	0

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Community Bank System, Inc. (the “Company”) is a single bank holding company which wholly-owns five consolidated subsidiaries: Community Bank, N.A. (the “Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”), and Town & Country Agency LLC (“T&C”). BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC, Harbridge Consulting Group LLC, and Hand Benefits & Trust, Inc. (“HBT”), which owns two subsidiaries Hand Securities Inc. (“HSI”), and Flex Corporation (“Flex”). BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans. CFSICC, FJRC and T&C are inactive companies. The Company also wholly-owns three unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines (see Note H).

The Bank operates 131 customer facilities throughout 25 counties of Upstate New York and five counties of Northeastern Pennsylvania offering a range of commercial and retail banking services. The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”) and CBNA Insurance Agency (“CBNA Insurance”). CISI provides broker-dealer and investment advisory services. TMC provides cash management, investment, and treasury services to the Bank. PFC primarily is an investor in residential real estate loans. Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations. FLSC provides banking-related services to the Pennsylvania branches of the Bank. CBNA Insurance is a full service property and casualty insurance agency.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Financial Accounting Standards Board Interpretation 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities (VIE) provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss or receives a majority of the entity’s residual returns or both. The Company’s wholly owned subsidiaries Community Capital Trusts II through IV are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Revenue Recognition

The Company recognizes income on an accrual basis. CISI recognizes fee income when investment and insurance products are sold to customers. Nottingham provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed. Revenue from BPA’s administration and recordkeeping services is recognized ratably over the service contract period. Revenue from consulting and actuarial services is recognized when services are rendered. CBNA Insurance recognizes commission revenue at the later of the effective date of the insurance policy, or the date on which the policy premium is billed to the customer. At that date, the earnings process has been completed and the impact of refunds for policy cancellations can be reasonably estimated to establish reserves. The reserve for policy cancellations is based upon historical cancellation experience adjusted by known circumstances. All inter-company revenue and expense among related entities are eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and highly liquid investments with original maturities of less than ninety days. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment Securities

The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes. None of the Company's investment securities have been classified as trading securities at December 31, 2007. Equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as other expense.

The specific identification method is used in determining the realized gains and losses on sales of investment securities and other than temporary impairment charges. Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity, estimated life, or earliest call date of the related security. Purchases and sales of securities are recognized on a trade date basis.

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

Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Unearned discount on installment loans is recognized as income over the term of the loan, principally by the interest method. Nonrefundable loan fees and related direct costs are included in the loan balances and are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective interest method. Premiums and discounts on purchased loans are amortized using the effective yield method over the life of the loans.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Computer software costs that are capitalized only include external direct costs of obtaining and installing the software. The Company has not developed any internal use software. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from five to ten years for equipment; three to five years for software and hardware; and 10 to 40 years for building and building improvements. Land improvements are depreciated over 15 years and leasehold improvements are amortized over the term of the respective lease plus any optional renewal periods that are reasonably assured or life of the asset if shorter. Maintenance and repairs are charged to expense as incurred.

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

Other Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance or fair value less estimated costs of disposal. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the asset at the time of transfer. Changes in value subsequent to transfer are recorded in operating expenses on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized as an expense on the date of sale. At December 31, 2007 and 2006, other real estate, included in other assets, amounted to $1,007,000 and $1,838,000, respectively.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the period of estimated net servicing income or loss. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the servicing cost per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing rights is evaluated quarterly for impairment using these same market assumptions.

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

Treasury Stock

Repurchase of shares of the Company’s common stock are recorded at cost as a reduction of stockholders’ equity. Reissuance of shares of treasury stock are recorded at average cost.

On April 20, 2005 the Board of Directors authorized a twenty-month program to repurchase up to 1,500,000 shares of its outstanding shares. On December 20, 2006 the Company extended the program through December 31, 2008. As of December 31, 2007, the Company has repurchased 1,464,811 shares at an aggregate cost of $31.5 million, or $21.51 per share. The repurchases were for general corporate purposes, including those related to stock plan activities. On December 20, 2006 the Company announced an additional two-year authorization, through December 31, 2008, to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes are based on taxes currently payable or refundable as well as deferred taxes that are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation specifies that benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position meeting the more-likely-than-not recognition threshold should be measured at the largest amount of benefit for which the likelihood of realization upon ultimate settlement exceeds 50 percent. The adoption of FIN 48 did not result in any change to the Company’s liability for uncertain tax positions as of January 1, 2007 (See Note I).

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

Assets Under Management or Administration

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company. Substantially all fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in noninterest income. Assets under management or administration at December 31, 2007 and 2006 were $4,695,000,000 and $3,154,000,000, respectively.

Advertising

Advertising costs amounting to approximately $2,436,000, $2,093,000 and $2,106,000 for the years ending December 31, 2007, 2006 and 2005, respectively, are nondirect response in nature and expensed as incurred.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares plus common stock equivalents computed using the Treasury Share method (See Note M). All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed using dilution unless otherwise indicated.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which replaced the existing SFAS 123 and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments’ fair value on the date of grant. The Company adopted this standard using the modified prospective method. Under this method, expense is recognized for awards that are granted, modified, or settled after December 31, 2005, as well as for unvested awards that were granted prior to January 1, 2006. Stock based compensation expense is recognized ratably over the requisite service period for all awards (see Note L).

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

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities the option to measure certain financial instruments at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 141(R)

In December 2007, FASB issued SFAS No. 141(R), Business Combinations. This statement provides new accounting guidance and disclosure requirements for business combinations. The Company will be required to apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009.

SFAS No. 160

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the effect of SFAS No. 160 on its financial statements.

SAB No. 109

In November 2007, the SEC issued Staff Accounting Bulletin (SAB No. 109), Written Loan Commitments Recorded at Fair Value Through Earnings. This bulletin provides guidance on the accounting for written loan commitments recorded at fair value. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B: ACQUISITIONS

Hand Benefits & Trust, Inc.

On May 18, 2007, BPAS acquired Hand Benefits & Trust, Inc. (HBT), a Houston, Texas based provider of employee benefit plan administration and trust services, in an all cash transaction. The results of HBT’s operations have been included in the consolidated financial statements since that date.

TLNB Financial Corporation

On June 1, 2007, the Company acquired TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.6 million. Based in Tupper Lake, N.Y., TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc. The results of TLNB’s operations have been included in the consolidated financial statements since that date.

ONB Corporation

On December 1, 2006, the Company acquired ONB Corporation (ONB) in an all-cash transaction valued at approximately $16 million. ONB, the parent company of Ontario National Bank, a federally chartered national bank operated four branches in the villages of Clifton Springs, Phelps and Palmyra, New York. The results of ONB’s operations have been included in the consolidated financial statements since that date.

ES&L Bancorp

On August 11, 2006, the Company acquired ES&L Bancorp (Elmira), the parent company of Elmira Savings and Loan, F.A., a federally chartered thrift in an all-cash transaction valued at approximately $40 million. Elmira operated two branches in the cities of Elmira and Ithaca, New York. The results of Elmira’s operations have been included in the consolidated financial statements since that date.

2007 Acquisition Summary

The purchase price allocation of the assets acquired and liabilities assumed, including capitalized acquisition costs, for all 2007 acquisitions is as follows:

(000’s omitted)

Cash and due from banks	$9,374
Investment securities	28,830
Loans, net of allowance for loan losses	54,768
Premises and equipment, net	3,034
Other assets	1,279
Core deposits intangibles	1,017
Customer list intangible	1,173
Goodwill	14,159

Total assets acquired	113,634

Deposits	84,120
Borrowings	4,288
Other liabilities	3,353

Total liabilities assumed	91,761

Net assets acquired	$21,873

NOTE C: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2007				2006

(000’s omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$127,055	$881	$554	$127,382	$127,200	$0	$3,180	$124,020
Obligations of state and political subdivisions	6,207	82	0	6,289	7,242	26	11	7,257
Other securities	3,988	0	0	3,988	11,417	0	0	11,417

Total held-to-maturity portfolio	137,250	$963	$554	137,659	145,859	$26	$3,191	142,694

Available-for-Sale Portfolio:
U.S. treasury and agency securities	432,832	5,747	53	438,526	372,706	680	2,599	370,787
Obligations of state and political subdivisions	532,431	11,976	444	543,963	502,677	12,475	505	514,647
Corporate debt securities	40,457	212	399	40,270	35,603	447	970	35,080
Collateralized mortgage obligations	34,451	180	119	34,512	43,768	64	725	43,107
Asset-backed securities	73,089	0	789	72,300	0	0	0	0
Mortgage-backed securities	72,655	1,070	200	73,525	76,266	374	1,459	75,181

Subtotal	1,185,915	19,185	2,004	1,203,096	1,031,020	14,040	6,258	1,038,802
Equity securities	51,526	0	0	51,526	44,610	0	0	44,610

Total available-for-sale portfolio	1,237,441	$19,185	$2,004	1,254,622	1,075,630	$14,040	$6,258	1,083,412

Net unrealized gain on available-for-sale portfolio	17,181			0	7,782			0

Total	$1,391,872			$1,392,281	$1,229,271			$1,226,106

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2007

	Less than 12 Months		12 Months or Longer		Total

(000’s omitted)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Held-to-Maturity Portfolio:
U.S. treasury and agency securities / total held-to-maturity portfolio	$0	$0	$74,446	($554)	$74,446	($554)

Available-for-Sale Portfolio:
U.S. treasury and agency securities	$0	$0	$15,436	($53)	$15,436	($53)
Obligations of state and political subdivisions	54,201	(357)	23,716	(87)	77,917	(444)
Corporate debt securities	0	0	21,565	(399)	21,565	(399)
Collateralized mortgage obligations	0	0	19,934	(119)	19,934	(119)
Asset-backed securities	72,300	(789)	0	0	72,300	(789)
Mortgage-backed securities	12,901	(11)	10,473	(189)	23,374	(200)

Total available-for-sale portfolio	$139,402	($1,157)	$91,124	($847)	$230,526	($2,004)

As of December 31, 2006

	Less than 12 Months		12 Months or Longer		Total

(000’s omitted)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$21,933	($267)	$102,087	($2,913)	$124,020	($3,180)
Obligations of state and political subdivisions	3,776	(10)	207	(1)	3,983	(11)

Total held-to-maturity portfolio	$25,709	($277)	$102,294	($2,914)	$128,003	($3,191)

Available-for-Sale Portfolio:
U.S. treasury and agency securities	$28,918	($106)	$170,691	($2,493)	$199,609	($2,599)
Obligations of state and political subdivisions	3,739	(14)	52,980	(490)	56,719	(504)
Corporate debt securities	2,970	(35)	23,649	(936)	26,619	(971)
Collateralized mortgage obligations	234	0	33,350	(725)	33,584	(725)
Mortgage-backed securities	40,659	(676)	13,867	(783)	54,526	(1,459)

Total available-for-sale portfolio	$76,520	($831)	$294,537	($5,427)	$371,057	($6,258)

Management does not believe any individual unrealized loss as of December 31, 2007 or 2006 represents an other than temporary impairment. The unrealized losses reported for the agency and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA and FHLMC and are currently rated AAA by Moody’s Investor Services and Standards & Poor. The unrealized losses in the portfolios are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale

(000’s omitted)	Carrying Value	Fair Value	Carrying Value	Fair Value

Due in one year or less	$5,411	$5,438	$169,078	$169,179
Due after one through five years	1,578	1,627	251,207	256,349
Due after five years through ten years	112,165	112,804	375,362	382,698
Due after ten years	18,096	17,790	283,162	286,833

Subtotal	137,250	137,659	1,078,809	1,095,059
Collateralized mortgage obligations	0	0	34,451	34,512
Mortgage-backed securities	0	0	72,655	73,525

Total	$137,250	$137,659	$1,185,915	$1,203,096

Cash flow information on investment securities for the years ended December 31 is as follows:

(000’s omitted)	2007	2006	2005

Proceeds from the sales of investment securities	$15,900	$0	$324,752
Gross gains on sales of investment securities	22	0	12,205
Gross losses on sales of investment securities	0	0	10
Proceeds from the maturities of mortgage-backed securities and CMO’s	23,198	51,588	40,140
Purchases of mortgage-backed securities and CMO’s	10,923	40,712	51,142

Investment securities with a carrying value of $693,555,000 and $670,506,000 at December 31, 2007 and 2006, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D: LOANS

Major classifications of loans at December 31 are summarized as follows:

(000’s omitted)	2007	2006

Consumer mortgage	$977,553	$912,505
Business lending	984,780	960,034
Consumer installment	858,722	829,019

Gross loans	2,821,055	2,701,558
Allowance for loan losses	36,427	36,313

Loans, net of allowance for loan losses	$2,784,628	$2,665,245

The estimated fair value of loans at December 31, 2007 and 2006 was $2.9 billion and $2.7 billion, respectively. Nonaccrual loans of $8,266,000 and $11,382,000 and accruing loans ninety days past due of $622,000 and $1,207,000 at December 31, 2007 and 2006, respectively, are included in net loans.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

(000’s omitted)	2007	2006

Balance at beginning of year	$21,788	$14,932
New loans	7,387	8,048
Payments	(4,756)	(1,192)

Balance at end of year	$24,419	$21,788

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2007	2006

Balance at beginning of period	$2,638	$506
Additions	108	124
Amortization	(803)	(377)
Obtained via acquisition	102	2,312

Carrying value before valuation allowance at end of period	2,045	2,565

Valuation allowance balance at beginning of period	0	(73)
Impairment charges	0	0
Impairment recoveries	0	73

Valuation allowance balance at end of period	0	0

Net carrying value at end of period	$2,045	$2,638

Fair value of MSRs at end of period	$3,091	$2,640

Unpaid principal balance of loans serviced by others	$329,476	$333,521

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2007	2006

Weighted-average life (in years)	20.3	20.9
Weighted-average constant prepayment rate (CPR)	8.4%	13.0%
Weighted-average discount rate	5.26%	5.37%

The following table summarizes the key economic assumptions used to estimate the fair value of MSRs capitalized during the year:

	2007	2006

Weighted-average life (in years)	29.81	28.48
Weighted-average constant prepayment rate (CPR)	8.98%	12.53%
Weighted-average discount rate	5.40%	5.39%

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in noninterest deposits, were approximately $6,041,000 and $5,968,000 at December 31, 2007 and 2006, respectively.

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

(000’s omitted)	2007	2006	2005

Balance at beginning of year	$36,313	$32,581	$31,778
Provision for loan losses	2,004	6,585	8,534
Reserve on acquired loans	747	3,218	0
Charge-offs	(6,440)	(10,033)	(11,232)
Recoveries	3,803	3,962	3,501

Balance at end of year	$36,427	$36,313	$32,581

As of December 31, 2007 and 2006, the Company had impaired loans of $1,126,000 and $2,563,000, respectively. The specifically allocated allowance for loan loss recognized on these impaired loans was $423,000 and $675,000 at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006 the Company had average impaired loans of $1,190,000 and $2,303,000. Interest income recognized on these loans in 2007 and 2006 was $49,000 and $34,000, respectively. Included in total impaired loans at December 31, 2007 and 2006 were $1.1 million and $1.3 million of restructured loans.

NOTE E: PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000’s omitted)	2007	2006

Land and land improvements	$10,755	$10,277
Bank premises owned	69,155	63,895
Equipment and construction in progress	56,036	51,443

Premises and equipment, gross	135,946	125,615
Less: Accumulated depreciation	(66,261)	(59,416)

Premises and equipment, net	$69,685	$66,199

NOTE F: INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of December 31, 2007			As of December 31, 2006

(000’s omitted)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Core deposit intangibles	$66,368	($46,603)	$19,765	$65,351	($40,686)	$24,665
Other intangibles	3,923	(1,921)	2,002	2,750	(1,569)	1,181

Total amortizing intangibles	70,291	(48,524)	21,767	68,101	(42,255)	25,846
Nonamortizing intangible assets:
Goodwill	234,449	0	234,449	220,290	0	220,290

Total intangible assets, net	$304,740	($48,524)	$256,216	$288,391	($42,255)	$246,136

The changes in the gross carrying amount of core deposit and goodwill relate to the 2007 acquisitions of TLNB and HBT. No goodwill impairment adjustments were recognized in 2007 or 2006. The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2008	$6,058
2009	5,470
2010	3,553
2011	1,460
2012	1,204
Thereafter	4,022

Total	$21,767

NOTE G: DEPOSITS

Deposits consist of the following at December 31:

(000’s omitted)	2007	2006

Noninterest checking	$584,921	$578,951
Interest checking	467,450	406,041
Savings	453,274	461,346
Money market	324,975	327,557
Time	1,397,844	1,394,404

Total deposits	$3,228,464	$3,168,299

The estimated fair value of deposits at December 31, 2007 and 2006 was approximately $3.1 billion and $2.9 billion, respectively.

At December 31, 2007 and 2006, time certificates of deposit in denominations of $100,000 and greater totaled $281,016,000 and $265,784,000 respectively. The approximate maturities of time deposits at December 31, 2007 are as follows:

(000’s omitted)	Amount

2008	$1,018,606
2009	220,397
2010	60,625
2011	20,294
2012	77,236
Thereafter	686

Total	$1,397,844

NOTE H: BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000’s omitted)	2007	2006

Short-term borrowings:
Federal funds purchased	$27,285	$0
Federal Home Loan Bank advances	432,972	155,300
Commercial loans sold with recourse	8	143
Capital lease obligation	37	0
Subordinated debt held by unconsolidated subsidiary trusts	25,774	30,928

Total short-term borrowings	486,076	186,371

Long-term borrowings:
Federal Home Loan Bank advances	341,221	491,686
Capital lease	37	0
Commercial loans sold with recourse	44	352
Subordinated debt held by unconsolidated subsidiary trusts, net of discount of $577 and $1,215	101,950	127,086

Total long-term borrowings	443,252	619,124

Total borrowings	$929,328	$805,495

The weighted-average interest rates on short-term borrowings for the years ended December 31, 2007 and 2006 were 4.13% and 3.83%, respectively. Federal Home Loan Bank advances are collateralized by a blanket lien on the Company’s residential real estate loan portfolio and various investment securities.

Long-term borrowings at December 31, 2007 have maturity dates as follows:

(000’s omitted, except rate)	Notional Amount	Weighted - average Rate

March 19, 2009	$1,000	3.29%
March 24, 2009	2,500	3.22%
October 1, 2009	495	6.28%
November 18, 2009	1,000	5.04%
December 15, 2009	37	6.25%
January 19, 2010	569	3.35%
February 18, 2010	693	3.26%
April 14, 2010 (Callable)	25,000	6.35%
November 18, 2010	1,000	5.09%
July 1, 2011	8	3.00%
January 17, 2013	964	4.00%
November 23, 2014	36	2.75%
May 19, 2016 (Callable)	100,000	4.72%
October 11, 2016 (Callable)	25,000	4.62%
October 11, 2016 (Callable)	25,000	4.35%
December 21, 2017 (Callable)	31,600	3.16%
December 21, 2017 (Callable)	126,400	3.40%
July 31, 2031 (Callable)	24,630	8.54%
December 15, 2036 (Callable)	77,320	6.64%

Total	$443,252	4.83%

The estimated fair value of long-term borrowings at December 31, 2007 and 2006 was approximately $442.1 million and $639.7 million, respectively.

The Company sponsors three business trusts, Community Capital Trust II, Community Statutory Trust III, and Community Capital Trust IV of which 100% of the common stock is owned by the Company. The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees. The terms of the preferred securities of each trust are as follows:

	Issuance Date	Amount	Interest Rate	Maturity Date	Call Provision	Call Price

II	7/16/2001	25,000	6 month LIBOR plus 3.75% (9.06%)	7/16/2031	5 year beginning 2006	107.6875% declining to par in 2011
III	7/31/2001	24,450	3 month LIBOR plus 3.58% (8.54%)	7/31/2031	5 year beginning 2006	107.5000% declining to par in 2011
IV	12/8/2006	75,000	3 month LIBOR plus 1.65% (6.64%)	12/15/2036	5 year beginning 2012	Par

On December 8, 2006, the Company established Community Capital Trust IV, which completed the sale of $75 million of trust preferred securities. At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%. A net gain of $470,000 and $27,000 was recognized for the interest rate swap agreement as of December 31, 2007 and 2006, respectively, and was used to offset the interest expense for the trust preferred securities. The Company has announced it will early redeem Community Capital Trust II in January 2008 and a $2.1 million pre-tax charge was recorded in the fourth quarter of 2007.

NOTE I: INCOME TAXES

The 2007 provision for income taxes includes a $6.9 million benefit, recorded in the fourth quarter, related to the settlement and a related change in a position taken on certain previously unrecognized tax positions. The provision for income taxes for the years ended December 31 is as follows:

(000’s omitted)	2007	2006	2005

Current:
Federal	$9,257	$11,563	$15,838
State and other	(7,708)	1,356	2,421
Deferred:
Federal	152	(1,198)	231
State and other	590	199	(750)

Provision for income taxes	$2,291	$11,920	$17,740

Components of the net deferred tax liability, included in other liabilities, as of December 31 are as follows:

(000’s omitted)	2007	2006

Allowance for loan losses	$14,022	$13,934
Employee benefits	3,053	3,575
Pension	5,996	5,678
Tax credits	296	1,016
Debt extinguishment	3,604	0
Other	1,443	1,590

Deferred tax asset	28,414	25,793

Investment securities	9,715	5,214
Intangible assets	11,766	10,505
Loan origination costs	5,697	5,085
Depreciation	4,195	4,393
Mortgage servicing rights	788	1,012

Deferred tax liability	32,161	26,209

Net deferred tax liability	($3,747)	($416)

The Company has determined that no valuation allowance is necessary as it is more likely than not that the gross deferred tax assets will be realized through carryback of future deductions to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income.

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(14.6)	(14.0)	(10.8)
State income taxes, net of federal benefit	(15.7)	0.1	0.1
Other	0.4	2.6	1.6

Effective income tax rate	5.1%	23.7%	25.9%

The adoption of FIN 48 as of January 1, 2007 did not result in any change to the Company’s liability for uncertain tax positions as of that date. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(000’s omitted)	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefit

Unrecognized tax benefits at January 1, 2007	$9,235	$2,939	$12,174
Changes related to:
Positions taken during the current year	189	135	324
Positions taken during a prior period	(5,042)	(916)	(5,959)
Settlements with taxing authorities	(1,366)	(1,174)	(2,539)
Lapse of statutes of limitation	(315)	(93)	(408)

Unrecognized tax benefits at December 31, 2007	$2,701	$891	$3,592

As of December 31, 2007, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $2.7 million.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income taxes in the consolidated statement of income. The Company’s federal and state income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations. The Company’s federal income tax returns for years after 2003 may still be examined by the Internal Revenue Service. New York State income tax examinations are underway for years 2000 through 2004. Years after 2004 are open for New York State income tax examination. It is not possible to estimate when those examinations may be completed.

NOTE J: LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies. For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 2007, the Bank had approximately $2,537,000 in undivided profits legally available for the payments of dividends.

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

NOTE K: BENEFIT PLANS

Pension and post-retirement plans

The Company provides a qualified defined benefit pension and other post-retirement health and life insurance benefits to qualified employees and retirees. As of December 31, 2007 the Ontario National Bank Retirement Plan and the Hand Benefits & Trust, Inc. Retirement Plan were merged into the Company’s plan. Using a measurement date of December 31, the following table shows the funded status of the Company’s plans reconciled with amounts reported in the Company’s consolidated statements of condition:

	Pension Benefits		Post-retirement Benefits

(000’s omitted)	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at the beginning of year	$51,390	$48,922	$9,298	$8,266
Service cost	3,186	2,920	593	521
Interest cost	2,720	2,537	522	474
Participant contributions	0	0	481	376
Plan amendment/merger	3,977	1,234	0	25
Deferred actuarial (gain) loss	(1,733)	945	(212)	342
Benefits paid	(3,514)	(5,168)	(855)	(706)

Benefit obligation at end of year	56,026	51,390	9,827	9,298

Change in plan assets:
Fair value of plan assets at beginning of year	47,213	44,160	0	0
Actual return of plan assets	3,084	4,480	0	0
Participant contributions	0	0	481	376
Employer contributions	9,200	2,100	374	330
Plan merger	2,552	1,385	0	0
Transfer of deferred compensation balances	62	0	0	0
Benefits paid	(3,111)	(4,912)	(855)	(706)

Fair value of plan assets at end of year	59,000	47,213	0	0

Funded status at year end	$2,974	($4,177)	($9,827)	($9,298)

An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2007 and 2006.

	Pension Benefits		Post-retirement Benefits

(000’s omitted)	2007	2006	2007	2006

Other assets	$7,617	$576	$0	$0
Other liabilities	(4,643)	(4,753)	(9,827)	(9,298)

Funded status	$2,974	($4,177)	($9,827)	($9,298)

The Company has unfunded supplemental pension plans for certain key executives. The projected benefit obligation and accrued benefit cost included in the preceding table related to these plans was $4,643,000 and $4,209,000 for 2007 and $4,753,000 and $4,103,000 for 2006, respectively. The benefit obligation for the defined benefit pension plan was $51,382,000 and $46,637,000 as of December 31, 2007 and 2006 respectively.

Amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, are as follows:

	Pension Benefits		Post-retirement Benefits

(000’s omitted)	2007	2006	2007	2006

Prior service cost	$126	$(606)	$(69)	$537
Transition obligation	0	0	(26)	151
Net (gain) or loss	(1,119)	8,333	(209)	1,440

Total	($993)	$7,727	($304)	$2,128

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

(000’s omitted)	Pension Benefits	Post-retirement Benefits

Prior service cost	($52)	$25
Transition obligation	0	68
Net (gain) or loss	358	48

Total	$306	$141

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits

	2007	2006	2007	2006

Discount rate	6.10%	5.60%	6.10%	5.60%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits

(000’s omitted)	2007	2006	2005	2007	2006	2005

Service cost	$3,186	$2,920	$2,799	$593	$521	$440
Interest cost	3,014	2,537	2,605	523	474	415
Expected return on plan assets	(4,340)	(3,309)	(3,714)	0	0	0
Amortization of unrecognized net loss	1,101	1,163	1,271	118	107	77
Amortization of prior service cost	(69)	(31)	618	110	110	110
Amortization of transition (asset) obligation	0	0	0	41	41	41
Other expense	0	0	515	0	0	0

Net periodic benefit cost	$2,892	$3,280	$4,094	$1,385	$1,253	$1,083

Other expense represents a $515,000 charge recorded in the fourth quarter of 2005 to reflect special termination benefits associated with certain early retirement actions.

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits

	2007	2006	2005	2007	2006	2005

Discount rate	5.60%	5.60%	5.60%	5.60%	5.60%	5.60%
Expected return on plan assets	8.00%	8.00%	8.75%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

(000’s omitted)	Pension Benefits	Post-retirement Benefits

2008	$4,969	$471
2009	4,440	542
2010	4,517	614
2011	5,561	691
2012	5,503	766
2013-2017	29,915	4,539

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations. The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect. The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.

The asset allocation for the defined benefit pension plan as of December 31, by asset category, is as follows:

	2007	2006

Equity securities	70%	73%
Debt securities	25%	22%
Cash	5%	5%

Total	100%	100%

Plan assets included $3,533,000 (6%) and $3,105,000 (7%) of Community Bank System, Inc. stock at December 31, 2007 and 2006, respectively.

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

TLNB participated in a multi-employer tax qualified defined benefit pension plan. All employees of TLNB who met minimum service requirements participate in the plan. Contributions for 2007 were $57,000.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2007 was 9.00% for the pre-65 participants and 7.50% for the post-65 participants for medical costs and 11.00% for prescription drugs. The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2015, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point increase in the trend rate would increase the service and interest cost components by $59,000 and increase the benefit obligation by $380,000. A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $54,000 and decrease the benefit obligation by $346,000.

401(k) Employee Stock Ownership Plan

The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with up to 6% being eligible for 50% matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees. The expense recognized under this plan for the years ended December 31, 2007, 2006 and 2005 was $1,821,000, $1,750,000 and $1,763,000, respectively.

Deferred Compensation Plan for Certain Executive Employees

The Company has a Deferred Compensation Plan for Certain Executive Employees in which participants may contribute up to 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan. Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan. The expense recognized under this plan for the years ended December 31, 2007, 2006 and 2005 was $66,000, $71,000 and $201,000, respectively.

Other Deferred Compensation Arrangements

In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees. All benefits provided under these plans are unfunded and payments to plan participants are made by the Company. At December 31, 2007 and 2006, the Company has recorded a liability of $6,823,000 and $6,557,000, respectively. The expense recognized under these plans for the years ended December 31, 2007, 2006, and 2005 was $673,000, $934,000 and $1,102,000, respectively.

Deferred Compensation Plan for Directors

Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors. Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director’s fees as well as any dividends on such shares. On the distribution date, the director will receive common stock equal to the accumulated share balance in his account. As of December 31, 2007 and 2006, there were 90,359 and 81,226 shares credited to the participants’ accounts, for which a liability of $1,702,000 and $1,499,000 was accrued, respectively. The expense recognized under the plan for the years ended December 31, 2007, 2006 and 2005, was $256,000, $251,000, and $238,000, respectively.

Director Stock Balance Plan

The Company has a Stock Balance Plan for nonemployee directors who have completed six months of service. The Plan is a nonqualified, noncontributory defined benefit plan. The Plan provides benefits for service prior to January 1, 1996 based on a predetermined formula and benefits for service after January 1, 1996 based on the performance of the Company’s common stock. Participants become fully vested after six years of service. The directors can elect to receive offset stock options that may reduce the Company’s liability under the Plan. These options vest immediately and expire one year after the date the director retires or two years in the event of death. Benefits are payable in the form of cash and/or Company stock (as elected by the director) on January 1st of the year after the director retires from the Board. As of December 31, 2007 and 2006, the accrued pension liability was $439,000 and $452,000, respectively. The expense recognized under this plan for the years ended December 31, 2007, 2006 and 2005, was $17,000, $50,000 and $10,000, respectively. The expense and related liability were calculated using a dividend rate of 3.00%, stock price appreciation of 6.00%, and a discount rate of 6.10% for 2007, and 5.6% for 2006, and 2005.

NOTE L: STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees. Under this program, the Company authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, retroactive stock appreciation rights. As of December 31, 2007, the Company has authorization to grant up to 2,626,579 additional shares of Company common stock for these instruments. The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death. The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options

	Outstanding	Weighted-average Exercise Price of Shares

December 31, 2005	2,545,690	$18.23
Granted	392,211	23.61
Exercised	(335,589)	14.27
Forfeited	(18,468)	22.82
Expired	(8,881)	15.73

Outstanding at December 31, 2006	2,574,963	$19.54
Granted	349,927	22.83
Exercised	(176,935)	15.01
Forfeited	(26,676)	23.44

Outstanding at December 31, 2007	2,721,279	20.22

Exercisable at December 31, 2007	1,880,249	$18.91

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2007:

	Options outstanding			Options exercisable

Range of Exercise Price	Shares	Weighted - average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted - average Exercise Price

$7.75 – $10.33	27,179	9.32	1.7	27,179	9.32
$10.33 – $12.91	261,704	12.16	2.7	261,704	12.16
$12.91 – $15.49	281,967	13.63	3.0	281,967	13.63
$15.49 – $18.07	457,326	16.39	6.0	412,189	16.47
$18.07 – $20.66	36,611	19.19	7.5	14,333	19.06
$20.66 – $23.24	485,125	22.95	9.4	187,185	22.98
$23.24 – $25.82	1,171,367	24.26	7.0	695,692	24.32

TOTAL	2,721,279	$20.22	6.4	1,880,249	$18.91

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2007 is 6.4 years and 5.8 years, respectively. The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2007 is $5.7 million and $5.5 million, respectively.

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

As a result of applying the provisions of SFAS 123(R), the Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $2.2 million and $2.0 million for the years ended December 31, 2007 and 2006, respectively. A related income tax benefit was recognized of $472,000 and $286,000 for the 2007 and 2006 years, respectively. Compensation expense related to restricted stock vesting recognized in the income statement for 2007 and 2006 was $300,000 and $62,000, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123(R) had been applied in 2005:

(000’s omitted except per share amounts)	2005

Net income, as reported	$50,805
Plus: stock-based compensation expense as reported, net of tax	158
Less: stock-based compensation expense determined under fair value method, net of tax	(2,962)

Pro forma net income	$48,001

Earnings per share:
As reported:
Basic	$1.68
Diluted	$1.65
Pro forma:
Basic	$1.58
Diluted	$1.56

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

	2007	2006	2005

Weighted-average Fair Value of Options Granted	$6.14	$6.10	$6.26
Assumptions:
Weighted-average expected life (in years)	7.89	7.78	7.70
Future dividend yield	3.00%	3.00%	3.00%
Share price volatility	26.15%	26.46%	26.71%
Weighted-average risk-free interest rate	4.87%	4.37%	4.26%

Unrecognized stock based compensation expense related to non-vested stock options totaled $3.7 million at December 31, 2007, which will be recognized as expense over the next five years. The weighted-average period over which this unrecognized expense would be recognized is 2.8 years. The total fair value of shares vested during 2007, 2006, and 2005 were $1.9 million, $1.7 million and $3.9 million, respectively.

During the twelve months ended December 31, 2007 and 2006, proceeds from stock option exercises totaled $2.7 million and $4.5 million, respectively, and the related windfall tax benefits from exercise were approximately $410,000 and $444,000, respectively. During the twelve months ended December 31, 2007 and 2006, 176,935 and 335,589 shares, respectively, were issued in connection with stock option exercise. All shares issued were new shares issued from available authorized shares. The total intrinsic value of options exercised during 2007, 2006 and 2005 were $1.2 million, $2.8 million and $5.0 million, respectively.

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

A summary of the status of the Company’s unvested stock awards as of December 31, 2007, and changes during the twelve months ended December 31, 2007, is presented below:

	Restricted Shares	Weighted-average grant date fair value

Unvested at January 1, 2006	21,094	$23.56
Awards	100	23.20
Cancellations	(4,206)	24.39
Vestings	(7,545)	23.09

Unvested at December 31, 2006	9,443	$23.56
Awards	54,238	22.60
Cancellations	(1,624)	22.97
Vestings	(4,817)	22.77

Unvested at December 31, 2007	57,240	$22.73

NOTE M: EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(000’s omitted, except per share data)	Income	Shares	Per Share Amount

Year Ended December 31, 2007
Basic EPS	$42,891	29,918	$1.43
Stock awards		314

Diluted EPS	$42,891	30,232	$1.42

Year Ended December 31, 2006
Basic EPS	$38,377	29,976	$1.28
Stock awards		416

Diluted EPS	$38,377	30,392	$1.26

Year Ended December 31, 2005
Basic EPS	$50,805	30,294	$1.68
Stock awards		544

Diluted EPS	$50,805	30,838	$1.65

There were 1,662,701, 1,375,748, and 831,351 anti-dilutive stock options outstanding for the years ended December 31, 2007, 2006 and 2005, respectively.

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

(000’s omitted)	2007	2006

Commitments to extend credit	$482,517	$443,367
Standby letters of credit	10,121	10,082

Total	$492,638	$453,449

The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.

The Company has unused lines of credit of $100.0 million at December 31, 2007. The Company has unused borrowing capacity of approximately $318,142,000 through collateralized transactions with the Federal Home Loan Bank and $10,905,000 through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period of December 20, 2007 through January 2, 2008 was $45,472,000 of which $2,000,000 was required to be on deposit with the Federal Reserve Bank of New York. The remaining $43,472,000 was represented by cash on hand.

NOTE O: LEASES

The Company leases buildings and office space under agreements that expire in various years. Rental expense included in operating expenses amounted to $3,006,000, $2,710,000 and $2,661,000 in 2007, 2006 and 2005, respectively. The future minimum rental commitments as of December 31, 2007 for all noncancelable operating leases are as follows:

2008	$2,864
2009	2,515
2010	2,014
2011	1,669
2012	1,352
Thereafter	3,394

Total	$13,808

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk-weighted assets of 8%, and Tier I capital to risk-weighted assets and Tier I capital to average assets of 4%. Management believes, as of December 31, 2007, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk-weighted assets of 10%, Tier I capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%. There are no conditions or events since that notification that management believes have changed the institution’s category. In addition, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

	2007		2006

(000’s omitted)	Company	Bank	Company	Bank

Tier 1 capital to average assets
Amount	$344,436	$281,354	$367,175	$292,087
Ratio	7.77%	6.37%	8.81%	7.04%
Minimum required amount	$177,297	$176,811	$166,739	$166,034

Tier 1 capital to risk-weighted assets
Amount	$344,436	$281,354	$367,175	$292,087
Ratio	12.80%	10.48%	14.22%	11.34%
Minimum required amount	$107,637	$107,417	$103,298	$103,015

Total core capital to risk-weighted assets
Amount	$378,107	$314,957	$399,507	$324,331
Ratio	14.05%	11.73%	15.47%	12.59%
Minimum required amount	$215,275	$214,835	$206,597	$206,029

NOTE Q: PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 is as follows:

(000’s omitted)	2007	2006

Assets:
Cash and cash equivalents	$51,228	$80,754
Investment securities	4,317	5,320
Investment in and advances to subsidiaries	548,094	540,226
Other assets	16,293	4,801

Total assets	$619,932	$631,101

Liabilities and shareholders’ equity:
Accrued interest and other liabilities	$13,424	$11,559
Borrowings	127,724	158,014
Shareholders’ equity	478,784	461,528

Total liabilities and shareholders’ equity	$619,932	$631,101

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000’s omitted)	2007	2006	2005

Revenues:
Dividends from subsidiaries	$43,000	$39,750	$55,000
Interest and dividends on investments	385	236	204
Gain on sale of fixed asset	26	204	0
Other income	11	24	24

Total revenues	43,422	40,214	55,228

Expenses:
Interest on long-term notes and debentures	9,973	8,441	7,141
Loss on early debt extinguishments	2,128	1,498	0
Other expenses	100	124	45

Total expenses	12,201	10,063	7,186

Income before tax benefit and equity in undistributed net income of subsidiaries	31,221	30,151	48,042
Income tax benefit	12,629	2,299	1,801

Income before equity in undistributed net income of subsidiaries	43,850	32,450	49,843
Equity in undistributed net income of subsidiaries	(959)	5,927	962

Net income	$42,891	$38,377	$50,805

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000’s omitted)	2007	2006	2005

Operating activities:
Net income	$42,891	$38,377	$50,805
Gain on sale of fixed assets/investment securities	(24)	(204)	0
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	959	(5,927)	(962)
Net change in other assets and other liabilities	(10,483)	4,096	2,112

Net cash provided by operating activities	33,343	36,342	51,955

Investing activities:
Purchase of investment securities	0	(2,423)	0
Proceeds from sale of investment securities	1,009	0	0
Proceeds from sale of fixed assets	180	260	0
Advances to subsidiaries	(1,600)	0	0
Capital contributions to subsidiaries	0	(24,000)	0

Net cash used in investing activities	(411)	(26,163)	0

Financing activities:
Net change in short-term borrowings	0	0	(3,000)
Proceeds for long-term borrowings	(30,928)	77,320	0
Issuance of common stock	4,713	4,571	4,507
Purchase of treasury stock	(12,012)	(5,542)	(25,875)
Cash dividends paid	(24,231)	(23,021)	(22,112)

Net cash (used) provided by financing activities	(62,458)	53,328	(46,480)

Change in cash and cash equivalents	(29,526)	63,507	5,475
Cash and cash equivalents at beginning of year	80,754	17,247	11,772

Cash and cash equivalents at end of year	$51,228	$80,754	$17,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,903	$7,814	$6,838
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$6,239	$5,989	$5,695

NOTE R: SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information has established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company.

The Company has identified Banking as its reportable operating business segment. The banking segment provides full-service banking to consumers, businesses and governmental units in northern and western New York as well as Northern Pennsylvania.

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the Other category. Revenues derived from these segments includes administration, consulting and actuarial services to sponsors of employee benefit plans, broker-dealer and investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See note A). Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000’s omitted)	Banking	Other	Consolidated Total

2007
Net interest income	$135,530	$444	$135,974
Provision for loan losses	2,004	0	2,004
Noninterest income excluding loss on investment securities and debt extinguishments	34,952	28,308	63,260
Loss on investment securities and debt extinguishments	(9,972)	(2)	(9,974)
Amortization of intangible assets	5,917	352	6,269
Other operating expenses	113,379	22,426	135,805

Income before income taxes	$39,210	$5,972	$45,182

Assets	$4,676,129	$21,373	$4,697,502

Goodwill	$221,224	$13,225	$234,449

2006
Net interest income	$134,385	$24	$134,809
Provision for loan losses	6,585	0	6,585
Noninterest income excluding loss on investment securities and debt extinguishments	30,786	20,893	51,679
Loss on investment securities and debt extinguishments	(2,403)	0	(2,403)
Amortization of intangible assets	5,672	355	6,027
Other operating expenses	104,591	16,585	121,176

Income before income taxes	$45,920	$4,377	$50,297

Assets	$4,482,030	$15,767	$4,497,797

Goodwill	$208,954	$11,336	$220,290

2005
Net interest income	$143,544	$328	$143,872
Provision for loan losses	8,534	0	8,534
Noninterest income excluding gain on investment securities and debt extinguishments	29,880	18,521	48,401
Gain on investment securities and debt extinguishments	12,195	0	12,195
Amortization of intangible assets	6,675	450	7,125
Other operating expenses	102,934	17,330	120,264

Income before income taxes	$67,476	$1,069	$68,545

Assets	$4,139,180	$13,349	$4,152,529

Goodwill	$183,859	$11,336	$195,195

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2007. Additionally, there were no changes in internal control during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

The consolidated financial statements of the Company have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that was engaged to express an opinion as to the fairness of presentation of such financial statements. PricewaterhouseCoopers LLP was also engaged to assess the effectiveness of the Company’s internal control over financial reporting. The report of PricewaterhouseCoopers LLP follows this report.

Community Bank System, Inc.

By: /s/ Mark E. Tryniski

Mark E. Tryniski,
President, Chief Executive Officer and Director

By: /s/ Scott Kingsley

Scott Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Community Bank System, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Buffalo, New York
March 13, 2008

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2007 Results	4th	3rd	2nd	1st
(000’s omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Net interest income	$34,989	$34,280	$33,338	$33,367	$135,974
Provision for loan losses	880	510	414	200	2,004

Net interest income after provision for loan losses	34,109	33,770	32,924	33,167	133,970
Noninterest income	7,217	17,572	15,018	13,479	53,286
Operating expenses	37,258	36,765	34,132	33,919	142,074

Income before income taxes	4,068	14,577	13,810	12,727	45,182
Income taxes	(7,779)	3,548	3,451	3,071	2,291

Net income	$11,847	$11,029	$10,359	$9,656	$42,891

Basic earnings per share	$0.40	$0.37	$0.34	$0.32	$1.43
Diluted earnings per share	$0.39	$0.37	$0.34	$0.32	$1.42

2006 Results	4th	3rd	2nd	1st
(000’s omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Net interest income	$33,723	$33,793	$33,609	$33,684	$134,809
Provision for loan losses	1,410	1,300	1,725	2,150	6,585

Net interest income after provision for loan losses	32,313	32,493	31,884	31,534	128,224
Noninterest income	10,672	13,744	12,345	12,515	49,276
Operating expenses	32,720	31,840	31,207	31,436	127,203

Income before income taxes	10,265	14,397	13,022	12,613	50,297
Income taxes	2,112	3,517	3,137	3,154	11,920

Net income	$8,153	$10,880	$9,885	$9,459	$38,377

Basic earnings per share	$0.27	$0.36	$0.33	$0.32	$1.28
Diluted earnings per share	$0.27	$0.36	$0.33	$0.31	$1.26

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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2007 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance” and “Transactions with Related Parties” in the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled “Audit Fees” in the Company’s Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

A.	Documents Filed

	1.	The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

		-	Consolidated Statements of Condition,
December 31, 2007 and 2006

		-	Consolidated Statements of Income,
Years ended December 31, 2007, 2006, and 2005

		-	Consolidated Statements of Changes in Shareholders’ Equity,
Years ended December 31, 2007, 2006, and 2005

		-	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2007, 2006, and 2005

		-	Consolidated Statement of Cash Flows,
Years ended December 31, 2007, 2006, and 2005

		-	Notes to Consolidated Financial Statements,
December 31, 2007

		-	Report of Independent Registered Public Accounting Firm

		-	Quarterly selected data,
Years ended December 31, 2007 and 2006 (unaudited)

	2.	Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

	3.	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

2.1 Agreement and Plan of Merger, dated August 2, 2006, by and among Community Bank System, Inc., Seneca Acquisition Corp. and ONB Corporation. Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q filed on November 8, 2006 (Registration No. 001-13695).

2.2 Agreement and Plan of Merger dated April 20, 2006, by and among Community Bank System, Inc., ESL Acquisition Corp., and ES&L Bancorp, Inc. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 25, 2006 (Registration No. 001-13695).

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

3.3 Bylaws of Community Bank System, Inc., amended July 18, 2007. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 24, 2007. (Registration No. 001-13695)

4.1 Form of Common Stock Certificate. Incorporated by reference to Exhibit No. 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 filed on October 24, 2001 (Registration No. 333-68866).

10.1 Supplemental Retirement Plan Agreement, by and between Community Bank System, Inc. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2007 (Registration No. 001-13695).**

10.2 Indenture dated as of December 8, 2006, between Community Bank System, Inc. and Wilmington Trust Company, as trustee. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.3 Amended and Restated Declaration of Trust dated as of December 8, 2006, among Community Bank System, Inc., as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Mark E. Tryniski, Scott A. Kingsley, and Joseph J. Lemchak as administrators. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.4 Guarantee Agreement dated as of December 8, 2006, between Community Bank System, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

10.5 Employment Agreement, dated December 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.29 to the Current Report on Form 8-K of the Registrant filed on January 6, 2006 (Registration No. 001-13695). **

10.6 Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.7 Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden. Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).**

10.8 Employment Agreement, effective August 2, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.3 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

10.9 Supplemental Retirement Plan Agreement, effective August 2, 2004, by and between Community Bank System Inc. and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695). **

10.10 Employment Agreement, effective August 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Brian D. Donahue. Incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2004 (Registration No. 001-13695). **

10.11 Employment Agreement, effective November 21, 2003, by and between Community Bank System, Inc. and Thomas A. McCullough. Incorporated by reference to Exhibit No. 10.10 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.12 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.13 2004 Long-Term Incentive Compensation Program. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2004 (Registration No. 001-13695). **

10.14 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.15 Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.16 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004. Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.17 Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”). Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.18 Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002. Incorporated by reference to Exhibit No. 10.33 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

14.1 Community Bank System, Inc., Code of Ethics. Incorporated by reference to Exhibit No. 1 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).

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

Mark E. Tryniski
President and Chief Executive Officer
March 13, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March 2008.

/s/ Mark E. Tryniski

Mark E. Tryniski President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Kingsley

Scott Kingsley
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Directors:

/s/ Brian R. Ace

Brian R. Ace, Director

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

The Chief Executive Officer of the Company submitted the required certification to the NYSE (as required pursuant to Section 303A.12 of the NYSE Listed Company Manual) without qualification to the NYSE for the year ended December 31, 2007. In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 certifications”) with respect to the Company’s disclosures in its Annual Report on Form 10-K for the year ended December 31, 2007 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K. The SOX 302 Certifications with respect to the Company’s disclosures in its Form 10-K for the year ended December 31, 2007 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Date: March 13, 2008

/s/ Mark E. Tryniski

Mark E. Tryniski,
President, Chief Executive Officer and Director