Form 10-Q
period 2008-03-31
COMMUNITY BANK SYSTEM INC
filed 2008-05-08
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                  to                  .
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", , and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐. No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,909,066 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2008.

Part I.   Financial Information
Item 1.	Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	(Unaudited) March 31,	December 31,
	2008	2007
Cash and cash equivalents	$160,394	$130,823

Available-for-sale investment securities, at fair value	1,171,603	1,254,622
Held-to-maturity investment securities	136,079	137,250
Total investment securities (fair value of $1,309,889 and $1,392,281, respectively)	1,307,682	1,391,872

Loans	2,837,786	2,821,055
Allowance for loan losses	(36,428)	(36,427)
Net loans	2,801,358	2,784,628

Core deposit intangibles, net	18,345	19,765
Goodwill	234,722	234,449
Other intangibles, net	2,044	2,002
Intangible assets, net	255,111	256,216

Premises and equipment, net	70,109	69,685
Accrued interest receivable	25,545	25,531
Other assets	38,216	38,747
Total assets	$4,658,415	$4,697,502

Liabilities:
Noninterest-bearing deposits	$563,226	$584,921
Interest-bearing deposits	2,680,156	2,643,543
Total deposits	3,243,382	3,228,464

Borrowings	766,153	801,604
Subordinated debt held by unconsolidated subsidiary trusts	101,956	127,724
Accrued interest and other liabilities	58,256	60,926
Total liabilities	4,169,747	4,218,718

Commitment and contingencies (See Note H)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	0	0
Common stock, $1.00 par value, 50,000,000 shares authorized; 33,256,871 and 32,999,544 shares issued in 2008 and 2007, respectively	33,257	33,000
Additional paid-in capital	212,713	208,429
Retained earnings	314,927	310,281
Accumulated other comprehensive income	1,399	702
Treasury stock, at cost (3,364,811 and 3,364,811 shares, respectively)	(73,628)	(73,628)
Total shareholders' equity	488,668	478,784

Total liabilities and shareholders' equity	$4,658,415	$4,697,502

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Interest and fees on loans	$46,515	$44,935
Interest and dividends on taxable investments	10,714	11,103
Interest and dividends on nontaxable investments	5,922	5,520
Total interest income	63,151	61,558

Interest expense:
Interest on deposits	17,694	18,120
Interest on borrowings	8,041	7,505
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,818	2,566
Total interest expense	27,553	28,191

Net interest income	35,598	33,367
Less: provision for loan losses	780	200
Net interest income after provision for loan losses	34,818	33,167

Noninterest income:
Deposit service fees	8,261	6,977
Other banking services	595	670
Benefit plan administration, consulting and actuarial fees	6,312	3,972
Wealth management services	2,163	1,860
Gain on sales of investment securities	287	0
Total noninterest income	17,618	13,479

Operating expenses:
Salaries and employee benefits	20,386	18,286
Occupancy and equipment	5,573	4,666
Data processing and communications	3,985	3,565
Amortization of intangible assets	1,531	1,515
Legal and professional fees	1,298	1,187
Office supplies and postage	1,278	1,046
Business development and marketing	1,322	950
Other	3,001	2,704
Total operating expenses	38,374	33,919

Income before income taxes	14,062	12,727
Income taxes	3,164	3,071
Net income	$10,898	$9,656

Basic earnings per share	$0.37	$0.32
Diluted earnings per share	$0.36	$0.32
Dividends declared per share	$0.21	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three Months Ended March 31, 2008
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2007	29,634,733	$33,000	$208,429	$310,281	$702	$(73,628)	$478,784

Net income				10,898			10,898

Other comprehensive gain, net of tax					697		697

Dividends declared:
Common, $0.21 per share				(6,252)			(6,252)

Common stock issued under Stock plan, including tax benefits of $294	257,327	257	3,632				3,889

Stock options earned			652				652

Balance at March 31, 2008	29,892,060	$33,257	$212,713	$314,927	$1,399	$(73,628)	$488,668

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007
Other comprehensive income (loss), before tax:
Change in pension liability	$(146)	$(50)
Change in unrealized loss on derivative instruments used in cash flow hedging relationship	(2,758)	(423)
Unrealized gain (loss) on securities:
Unrealized holding gain arising during period	4,280	1,413
Reclassification adjustment for gains included in net income	(287)	0
Other comprehensive income (loss), before tax:	1,089	940
Income tax expense related to other comprehensive income	(392)	(237)
Other comprehensive income, net of tax:	697	703
Net income	10,898	9,656
Comprehensive income	$11,595	$10,359

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$10,898	$9,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,332	2,267
Amortization of intangible assets	1,531	1,515
Net (accretion) amortization of premiums and discounts on securities and loans	(470)	(405)
Amortization of unearned compensation and discount on subordinated debt	128	100
Provision for loan losses	780	200
Gain on investment securities and debt extinguishments	(287)	0
Loss (Gain) on sale of loans and other assets	39	(34)
Proceeds from the sale of loans held for sale	438	3,889
Origination of loans held for sale	(440)	(3,863)
Excess tax benefits from share-based payment arrangements	(287)	(106)
Change in other operating assets and liabilities	(5,591)	(3,691)
Net cash provided by operating activities	9,071	9,528
Investing activities:
Proceeds from sales of available-for-sale investment securities	24,974	3,023
Proceeds from maturities of held-to-maturity investment securities	1,645	8,095
Proceeds from maturities of available-for-sale investment securities	187,092	56,610
Purchases of held-to-maturity investment securities	(510)	(785)
Purchases of available-for-sale investment securities	(124,262)	(153,413)
Net increase in loans outstanding	(17,509)	18,704
Cash paid for acquisition (net of cash acquired of $0)	(304)	0
Capital expenditures	(2,786)	(2,271)
Net cash provided by (used in) investing activities	68,340	(70,037)
Financing activities:
Net change in non-interest checking, interest checking and savings accounts	27,531	42,636
Net change in time deposits	(12,613)	67,533
Net change in short-term borrowings	(45,254)	(20,394)
Change in long-term borrowings (net of payments of $197 and $322)	9,803	(322)
Payment on subordinated debt held by unconsolidated subsidiary trusts	(25,774)	(30,928)
Issuance of common stock	4,419	2,004
Purchase of treasury stock	0	(1,252)
Cash dividends paid	(6,239)	(5,989)
Tax benefits from share-based payment arrangements	287	106
Net cash (used in) provided by financing activities	(47,840)	53,394
Change in cash and cash equivalents	29,571	(7,115)
Cash and cash equivalents at beginning of period	130,823	232,032
Cash and cash equivalents at end of period	$160,394	$224,917
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,316	$29,475
Cash paid for income taxes	75	0
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	6,252	6,027
Gross change in unrealized gain on available-for-sale investment securities	3,993	1,413

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITION AND OTHER MATTERS

Hand Benefits & Trust, Inc.
On May 18, 2007, Benefit Plans Administrative Services, Inc. (BPAS), a wholly owned subsidiary of the Company, completed its acquisition of Hand Benefits & Trust, Inc. (HBT) in an all cash transaction.  HBT is a Houston, Texas based provider of employee benefit plan administration and trust services.  The results of HBT's operations have been included in the consolidated financial statements since that date.

TLNB Financial Corporation
On June 1, 2007, the Company completed its acquisition of TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.8 million.  Based in Tupper Lake, NY, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc.  The results of TLNB's operations have been included in the consolidated financial statements since that date.

The estimated purchase price allocation of the assets acquired and liabilities assumed in the purchase of HBT and TLNB, collectively, including capitalized acquisition costs, is as follows:

(000's omitted)
Cash and due from banks	$9,374
Available-for-sale investment securities	28,830
Loans net of allowance for loan losses of $747	54,768
Premises and equipment, net	3,034
Other assets	1,286
Core deposit & customer list intangibles	2,190
Goodwill	14,289
Total assets acquired	113,771
Deposits	84,120
Borrowings	4,288
Other liabilities	3,490
Total liabilities assumed	91,898
Net assets acquired	$21,873

Stock Repurchase Program
On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions.  Through March 31, 2008, the Company has repurchased, pursuant to the program, 1,464,811 shares at an aggregate cost of $31.5 million and an average price per share of $21.51.  The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management's periodic evaluation of the factors previously mentioned.

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

New Accounting Pronouncements

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This statement provides new accounting guidance and disclosure requirements for business combinations.  The Company will be required to apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the effect of SFAS No. 160 on its financial statements.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This statement expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The Company is currently assessing the effect of SFAS No. 161 on its financial statements.

NOTE D:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 1.6 million anti-dilutive stock options outstanding at March 31, 2008 compared to approximately 1.7 million weighted-average anti-dilutive stock options outstanding at March 31, 2007 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2008 and 2007.

			Per Share
(000's omitted, except per share data)	Income	Shares	Amount
Three Months Ended March 31, 2008
Basic EPS	$10,898	29,720	$0.37
Stock options and restricted stock		316
Diluted EPS	$10,898	30,036	$0.36

Three Months Ended March 31, 2007
Basic EPS	$9,656	30,192	$0.32
Stock options and restricted stock		355
Diluted EPS	$9,656	30,547	$0.32

NOTE E:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of March 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$66,368	$(48,023)	$18,345	$66,368	$(46,603)	$19,765
Other intangibles	4,076	(2,032)	2,044	3,923	(1,921)	2,002
Total amortizing intangibles	70,444	(50,055)	20,389	70,291	(48,524)	21,767
Non-amortizing intangible assets:
Goodwill	234,722	0	234,722	234,449	0	234,449
Total intangible assets, net	$305,166	$(50,055)	$255,111	$304,740	$(48,524)	$256,216

No goodwill impairment adjustments were recognized in 2008 or 2007.  The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)	Amount
Apr-Dec 2008	$4,561
2009	5,499
2010	3,579
2011	1,481
2012	1,221
Thereafter	4,048
Total	$20,389

NOTE F:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors two business trusts, Community Statutory Trust III and Community Capital Trust IV (Trust IV), of which 100% of the common stock is owned by the Company.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of that trust.  Distributions on the preferred securities issued by each trust are payable semi-annually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

	Issuance	Par		Maturity
	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (6.82%)	7/31/2031	5 year beginning 2006	107.5000% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (4.45%)	12/15/2036	5 year beginning 2012	Par

The Company also entered into an interest rate swap agreement to convert Trust IV's variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  A net gain of $37,000 was recognized for the interest rate swap agreement for the three months ended March 31, 2008 and was used to offset the interest expense for the trust preferred securities.

NOTE G:  BENEFIT PLANS

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides supplemental pension retirement benefits for several current and former key employees.  No contributions in 2008 are required for regulatory purposes.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three months ended March 31 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2008	2007	2008	2007
Service cost	$779	$763	$175	$148
Interest cost	819	678	150	131
Expected return on plan assets	(1,117)	(1,024)	0	0
Net amortization and deferral	165	247	25	29
Amortization of prior service cost	(28)	(23)	27	28
Amortization of transition obligation	0	0	10	10
Net periodic benefit cost	$618	$641	$387	$346

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

The contract amount of commitment and contingencies are as follows:

(000's omitted)	March 31, 2008	December 31, 2007
Commitments to extend credit	$481,598	$482,517
Standby letters of credit	10,296	10,121
Total	$491,894	$492,638

NOTE I:  FAIR VALUE

Effective January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 allows entities an irrevocable option to measure certain financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The implementation of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principals requiring the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  It also classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 – Significant valuation assumptions not readily observable in a market.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities	$1,062	$1,052,200	$69,584	$1,122,846
Derivative assets/(liabilities), net	0	(5,003)	0	(5,003)
Total	$1,062	$1,047,197	$69,584	$1,117,843

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Available for sale investment securities – The fair value of available for sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal securities and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.  The value of these instruments is determined using pricing models or similar techniques as well as significant judgment or estimation.

•
Derivative assets and liabilities – The fair value of derivative instruments traded in over-the-counter markets where quoted market prices are not readily available, are measured using models that primarily use market observable inputs, such as yield curves and option volatilities.

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower or cost or fair value accounting or write-downs of individual assets due to impairment.  Examples of these nonrecurring assets includes mortgage servicing rights and impaired loans for which the level of impairment is determined based upon the fair value of the underlying collateral of the loan.  At March 31, 2008, the Company had no assets measured at fair value on a nonrecurring basis.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

(000's omitted)	AFS investments
Balance at December 31, 2007	$73,442
Total gains (losses) included in earnings (a)	6
Total gains (losses) included in other comprehensive income	(3,796)
Purchases	0
Sales/calls	(68)
Transfers	0
Balance at March 31, 2008	$69,584

(a) Included in Gain on sales of investment securities.

NOTE J:  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information has established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  The Company's chief operating decision maker is the President and Chief Executive Officer of the Company.

The Company has identified "Banking" as its reportable operating business segment.  The Banking segment provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as Northeastern Pennsylvania.

Immaterial operating segments of the Company's operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the "Other" category.  Revenues derived from these segments includes administration, consulting and actuarial services provided to sponsors of employee benefit plans, broker-dealer and investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2007).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Consolidated Total
For the Three Months Ended March 31, 2008
Net interest income	$35,515	$83	$35,598
Provision for loan losses	780	0	780
Noninterest income excluding gain (loss) on investment securities and debt extinguishments	8,467	8,864	17,331
Gain on investment securities	287	0	287
Amortization of intangible assets	1,421	110	1,531
Other operating expenses	29,870	6,973	36,843
Income before income taxes	$12,198	$1,864	$14,062
Assets	$4,622,569	$35,846	$4,658,415
Goodwill	$221,315	$13,407	$234,722

For the Three Months Ended March 31, 2007
Net interest income	$33,240	$127	$33,367
Provision for loan losses	200	0	200
Noninterest income excluding gain (loss) on investment securities and debt extinguishments	7,168	6,311	13,479
Amortization of intangible assets	1,445	70	1,515
Other operating expenses	27,470	4,934	32,404
Income before income taxes	$11,293	$1,434	$12,727
Assets	$4,528,735	$30,153	$4,558,888
Goodwill	$208,932	$11,336	$220,268

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the Company or CBSI) as of and for the three months ended March 31, 2008 and 2007, although in some circumstances the fourth quarter of 2007 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 13.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term "this year" refers to results in calendar year 2008, "first quarter" refers to the quarter ended March 31, 2008, earnings per share (EPS) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (FTE) basis.

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

A summary of the accounting policies used by management is disclosed in Note A, "Summary of Significant Accounting Policies" on pages 46-51 of the most recent Form 10-K (fiscal year ended December 31, 2007) filed with the Securities and Exchange Commission on March 13, 2008.

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

On May 18, 2007, the Company's subsidiary, Benefit Plans Administrative Services, Inc. (BPAS), completed its acquisition of Hand Benefits & Trust, Inc. (HBT) in an all cash transaction.  HBT is a Houston, Texas based provider of employee benefit plan administration and trust services.

First quarter net income of $10.9 million, or $0.36 per share was up 13% or $0.04 over the $0.32 per share reported in the first quarter of 2007.  The increase was driven by higher interest income generated from solid loan growth, continued expansion of non-interest income sources, improved net interest margin and favorable asset quality results.  These were partially offset by a higher provision for loan loss and increased operating expenses.  Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.41 versus $0.36 for the prior year's first quarter.

Asset quality in the first quarter of 2008 remained strong in comparison to the same period last year, with reductions in nonperforming loan and total delinquent loan ratios.  Net charge-offs increased, but remained well below average quarterly charge-offs in the last few years.  The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to organic growth and the acquisition of TLNB.  The investment portfolio decreased as compared to both the first quarter of 2007 and December 31, 2007.  Average deposits increased in the first quarter of 2008 as compared to the first quarter of 2007 and declined slightly from the fourth quarter of 2007.  External borrowings decreased from the end of December 2007 due to the redemption of $25 million of variable-rate trust preferred securities in the beginning of the first quarter of 2008.  Additionally, in December 2007, the Company restructured $150 million of its fixed rate Federal Home Loan Bank (FHLB) advances, replacing them with lower cost instruments with similar remaining duration.  These restructuring strategies had a positive impact on the Company's net interest margin in the first quarter of 2008.

Net Income and Profitability

As shown in Table 1, net income for the quarter of $10.9 million was up 12.9% over the first quarter of 2007. Earnings per share for the first quarter of $0.36 was $0.04 higher than the EPS generated in the same period of last year.  First quarter net interest income of $35.6 million was up $2.2 million or 6.7% from the comparable prior year period.  The current quarter's provision for loan losses increased $0.6 million as compared to the first quarter of 2007 and decreased $0.1 million from the fourth quarter of 2007.  First quarter noninterest income, excluding securities gains and losses, was $17.3 million, up $3.9 million or 29% from the first quarter of 2007.  Operating expenses of $38.4 million for the quarter were up $4.5 million or 13% from the comparable prior year period, a significant portion of the increase was attributable to the acquisitions of TLNB and HBT during the second quarter of 2007.

In addition to the earnings results presented above in accordance with generally accepted accounting principles (GAAP), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments.  Management believes that this information helps investors better understand the effect of acquisition activity in reported results.  Cash earnings per share for the first quarter of 2008 was $0.41, up 14% from the $0.36 earned in the comparable period of 2007.

As reflected in Table 1, the primary reasons for higher earnings were higher noninterest income and net interest income, partially offset by higher operating expenses and loan loss provision.  Net interest income for the first quarter of 2008 increased as compared to both the first and the fourth quarters of 2007 as a result of higher net interest margins as well as acquired and organic loan growth.  Excluding security gains and losses, noninterest income increased due to a strong performance by the Company's employee benefits consulting and plan administration business, as a result of significant organic growth and the acquisition of HBT, as well as higher banking service fees, including higher account fees and debit card related revenues.  Higher net charge-offs and an increase in total loans were the primary reasons for the increase in loan loss provision, which remained below the average provision for the prior eight quarters.  Operating expenses increased for the quarter as compared to the prior year, primarily due to costs associated with the two acquisitions in the last year, as well as higher business development and volume-based processing costs, increased facility-based utilities and maintenance costs, and higher personnel expenses.

A condensed income statement and a reconciliation of GAAP-based earnings results to cash-based earnings results are as follows:

Table 1: Summary Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2008	2007
Net interest income	$35,598	$33,367
Provision for loan losses	780	200
Noninterest income excluding security losses	17,331	13,479
Gain on sales of investment securities	287	0
Operating expenses	38,374	33,919
Income before taxes	14,062	12,727
Income taxes	3,164	3,071
Net income	$10,898	$9,656

Diluted earnings per share	$0.36	$0.32

Table 2:  Reconciliation of GAAP Net Income to Cash Net Income (Non-GAAP measure)

	Three Months Ended
	March 31,
(000's omitted)	2008	2007
Net income	$10,898	$9,656
After-tax cash adjustments:
Amortization of market value adjustments on net assets acquired in mergers	156	179
Amortization of intangible assets	1,187	1,150
Net income – cash	$12,241	$10,985

Diluted earnings per share – cash	$0.41	$0.36

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

As shown in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter of 2008 was $39.5 million, a $2.3 million increase from the same period last year and a $0.8 million increase from the fourth quarter of 2008.  A $143 million increase in first quarter interest-earning assets and a seven basis point increase in the net interest margin versus the prior year offset a $147 million increase in average interest-bearing liabilities.  As reflected in Table 4, the volume and rate increases from interest bearing assets had a $1.7 million favorable impact on net interest income, while the volume and rate increases from interest bearing liabilities had a $0.6 million favorable impact on net interest income.   The increase in interest bearing assets and the decrease in the cost of funding had a favorable impact on net interest margin, which was partially offset by the increase in the interest bearing liabilities and the lower yields on interest bearing assets.

Higher first quarter average loan balances were attributable to $82 million of organic loan growth since the first quarter of 2007, driven by growth in the consumer mortgage and consumer installment portfolios.  The remaining contribution to the increase in the average first quarter loan balance was the $56 million of loans acquired in the TLNB acquisitions.  Average investments and cash equivalents for the first quarter period were $5.8 million higher than the respective period of 2007.  In comparison to the prior year, total average deposits were up $41 million or 1.3% for the quarter as a result of the acquisition of TLNB.  Quarterly average deposits from acquisitions were $70 million.  On an organic basis, average deposits for the first quarter decreased $29 million from the first quarter of 2007, as a result of the Company's objective of lowering its overall funding costs by reducing higher cost time deposits.  Quarterly average borrowings increased $110 million as compared to the first quarter of 2007 due to the all-cash acquisitions of TLNB and HBT, partially offset by the redemption of $25 million of fixed rate trust preferred securities in the first quarter of 2008.

The net interest margin of 3.81% for the first quarter increased seven basis points versus the same period in the prior year.  The improvement was primarily attributable to a 20 basis point decrease in the cost of funds, due primarily to a 10 basis point drop in the cost of deposit funding and the restructuring of  $175 million of external borrowings that were replaced with lower cost instruments in late 2007 and early 2008.  Partially offsetting these improvements was a 12 basis point decline in earning assets yields for the quarter as compared to the first quarter of 2007.  The change in the earning-asset yield was driven by a 16 basis point decrease in loan yields for the quarter and a four basis point decline in the investment yields for the quarter, mostly as a result of variable and adjustable-rate assets repricing downward due to the decline in short-term fed funds rates.

The first quarter cost of funds decreased 20 basis points versus the prior year quarter due to a 79 basis point decrease in the average interest rate paid on external borrowings and a 12 basis point decrease on interest-bearing deposits rates.  The decrease in the external borrowing rate is due to the restructuring of $150 million of FHLB advances in December 2007 and the redemption of $25 million of variable rate, trust-preferred securities in January 2008.  Additionally, the long-term rate was impacted by the approximately 200 basis point decrease in the three month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $25 million of the mandatorily redeemable preferred securities is based.  Interest rates on selected categories of deposit accounts were lowered throughout the second half of 2007 and the first quarter of 2008 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined 1.4 percentage points over the last twelve months, while the percentage of deposits in lower cost checking and savings accounts has increased.

Table 3 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.49% in 2008 and 38.75% in 2007.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
(000's omitted except yields and rates)	March 31, 2008			March 31, 2007
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$44,728	$318	2.86%	$102,553	$1,329	5.26%
Taxable investment securities (1)	764,234	10,717	5.64%	741,304	10,280	5.62%
Nontaxable investment securities (1)	540,993	9,334	6.94%	500,273	8,639	7.00%
Loans (net of unearned discount)	2,822,100	46,672	6.65%	2,684,566	45,106	6.81%
Total interest-earning assets	4,172,055	67,041	6.46%	4,028,696	65,354	6.58%
Noninterest-earning assets	469,964			440,548
Total assets	$4,642,019			$4,469,244

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,260,934	2,714	0.87%	$1,198,183	3,340	1.13%
Time deposits	1,398,650	14,980	4.31%	1,424,289	14,780	4.21%
Short-term borrowings	426,116	4,419	4.17%	159,444	1,637	4.16%
Long-term borrowings	457,177	5,440	4.79%	613,624	8,434	5.57%
Total interest-bearing liabilities	3,542,877	27,553	3.13%	3,395,540	28,191	3.37%
Noninterest-bearing liabilities:
Demand deposits	555,927			552,087
Other liabilities	60,465			56,994
Shareholders' equity	482,750			464,623
Total liabilities and shareholders' equity	$4,642,019			$4,469,244

Net interest earnings		$39,488			$37,163
Net interest spread			3.33%			3.21%
Net interest margin on interest-earnings assets			3.81%			3.74%

Fully tax-equivalent adjustment		$3,890			$3,796

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

Table 4: Rate/Volume

	1st Quarter 2008 versus 1st Quarter 2007
	Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net Change
(000's omitted)
Interest earned on:
Cash equivalents	$(562)	$(449)	$(1,011)
Taxable investment securities	321	116	437
Nontaxable investment securities	703	(8)	695
Loans (net of unearned discount)	2,283	(717)	1,566
Total interest-earning assets (2)	2,309	(622)	1,687

Interest paid on:
Interest checking, savings and money market deposits	168	(794)	(626)
Time deposits	(269)	469	200
Short-term borrowings	2,766	16	2,782
Long-term borrowings	(1,961)	(1,033)	(2,994)
Total interest-bearing liabilities (2)	1,192	(1,830)	(638)

Net interest earnings (2)	$1,343	$982	$2,325

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of such change in each component.

(2)	Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of the components.

Noninterest Income

The Company's sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels; 2) employee benefit plan administration, actuarial and consulting services (performed by BPA-Harbridge and HBT); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products (performed by Community Investment Services, Inc. or CISI and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors or Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Three Months Ended
	March 31,
(000's omitted)	2008	2007
Deposit service charges and fees	$8,261	$6,977
Benefit plan administration, consulting and actuarial fees	6,312	3,972
Wealth management services	2,163	1,860
Other banking services	373	413
Mortgage banking	222	257
Subtotal	17,331	13,479
Gain on sales of investment securities	287	0
Total noninterest income	$17,618	$13,479

Noninterest income/total income (FTE)	30.5%	26.6%

As displayed in Table 5, noninterest income (excluding securities gains) was $17.3 million in the first quarter, an increase of $3.8 million or 29% from the prior year level.  A significant portion of the growth was attributable to growth in benefit plan administration, consulting and actuarial fees, primarily due to the acquisition of HBT in mid May 2007 which generated approximately $1.7 million of revenue growth in the quarter.  The remainder of the increase was due to organic growth generated from new clients along with enhanced product offerings to both new and existing customers and a strong quarter from the unit's actuarial consulting practice.  First quarter wealth management services revenue increased $0.3 million or 16%, primarily attributable to the acquisition of TLNB's Insurance Agency business.  General recurring banking fees of $8.9 million for the first quarter were up $1.2 million or 15.8%, as compared to the prior year period, driven by organic core deposit account growth, higher electronic banking related revenues, and incremental income generated from the acquired TLNB branches.

The ratio of noninterest income to total income (FTE basis) was 30.5% for the quarter versus 26.6% for the comparable period in 2007.  This improvement is a function of increased noninterest banking and financial services income (excluding net security gains), combined with proportionally smaller increases in net interest income.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness used in the banking industry.

Table 6: Operating Expenses

	Three Months Ended
	March 31,
(000's omitted)	2008	2007
Salaries and employee benefits	$20,386	$18,286
Occupancy and equipment	5,573	4,666
Data processing and communications	3,985	3,565
Amortization of intangible assets	1,531	1,515
Legal and professional fees	1,298	1,187
Office supplies and postage	1,278	1,046
Business development and marketing	1,322	950
Other	3,001	2,704
Total operating expenses	$38,374	$33,919

Operating expenses/average assets	3.32%	3.08%
Efficiency ratio	64.8%	63.8%

As shown in Table 6, first quarter 2008 operating expenses were $38.4 million, up $4.5 million or 13.1% from the prior year level.  The majority of the increase was attributable to incremental operating expenses related to the TLNB and HBT acquisitions.  Additionally, the increase in operating expenses can be attributable to annual merit and other personnel related costs ($0.9 million), higher facility-based utility and maintenance costs ($0.7 million), higher volume-based data processing and communication costs ($0.3 million), and an increased level of business development and marketing expense ($0.4 million).  A portion of the increase in data processing and communications costs, as well as the increase in business development and marketing expenses, reflects the Company's continued investments in strategic technology and business development initiatives to grow and enhance our service offerings.

The Company's efficiency ratio (recurring operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 64.8% for the first quarter, 1.0 percentage point above the comparable quarter of 2007.  This resulted from operating expenses (as described above) increasing 14% primarily due to the acquisitions in the last year, while recurring operating income increased at a slower rate of 12.3% due to a $3.9 million or 29% increase in noninterest income excluding security gains and a $2.4 million or 6.4% increase in net interest income quarter over quarter.  In both periods, the efficiency ratios were adversely affected by the growing proportion of financial services activities which, due to the differing nature of their business, carry high efficiency ratios.  Operating expenses as a percentage of average assets increased 24 basis points for the quarter as operating expenses increased 13.1%, while average assets increased 3.9% during the same time period.  This ratio was impacted by the comparatively higher growth rates of the financial services businesses, which are less asset-intensive and have higher efficiency ratio attributes.

Income Taxes

The first quarter effective income tax rate was 22.5%, compared to the 24.1% effective tax rate in the first quarter of 2007.   The lower effective tax rate for 2008 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.31 billion at the end of the first quarter, a decrease of $84.2 million and $9.9 million from December 31, 2007 and March 31, 2007, respectively.  The book value (excluding unrealized gains) of investments decreased $88.2 million and $21.9 million from December 31, 2007 and March 31, 2007, respectively.  The short-term agency securities purchased during the third quarter of 2007 matured during the fourth quarter of 2007 and the first quarter of 2008.  Cash flows from these securities provided an opportunity to invest in municipal and certain mortgage-backed securities that improved the Company's interest rate sensitivity position. The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of obligations of state and political subdivisions and mortgage-backed securities, the addition of asset-backed securities and a decrease in U.S. Treasury and Agency securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time.  At March 31, 2008, the portfolio had a $21.2 million net unrealized gain, an increase of $4.0 million from the unrealized gain at December 31, 2007 and an improvement of $12.0 million from the unrealized gain at March 31, 2007.  This fluctuation is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Included in the available for sale portfolio are asset-backed securities with a book value of $73.0 million and unrealized losses of $4.6 million at March 31, 2008.  The underlying collateral of these assets are trust-preferred securities of community banks.  The Company has the intent and ability to hold these securities to recovery and does not consider these investments to be other-than temporarily impaired as of March 31, 2008.

Table 7: Investments
	March 31, 2008		December 31, 2007		March 31, 2007
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and Agency securities	$127,019	$129,117	$127,055	$127,382	$127,164	$124,538
Obligations of state and political subdivisions	5,850	5,959	6,207	6,289	7,345	7,373
Other securities	3,210	3,210	3,988	3,988	4,004	4,004
Total held-to-maturity portfolio	136,079	138,286	137,250	137,659	138,513	135,915

Available-for-Sale Portfolio:
U.S. Treasury and Agency securities	251,006	260,473	432,832	438,526	484,354	483,805
Obligations of state and political subdivisions	534,985	547,991	532,431	543,963	491,172	502,447
Corporate securities	37,259	37,626	40,457	40,270	35,568	35,209
Collateralized mortgage obligations	32,340	32,722	34,451	34,512	41,005	40,592
Asset-backed securities	73,038	68,454	73,089	72,300	0	0
Mortgage-backed securities	171,882	174,418	72,655	73,525	74,067	73,308
Subtotal	1,100,510	1,121,684	1,185,915	1,203,096	1,126,166	1,135,361
Equity securities	49,919	49,919	51,526	51,526	43,680	43,680
Total available-for-sale portfolio	1,150,429	1,171,603	1,237,441	1,254,622	1,169,846	1,179,041

Net unrealized gain on available-for-sale portfolio	21,174	0	17,181	0	9,195	0
Total	$1,307,682	$1,309,889	$1,391,872	$1,392,281	$1,317,554	$1,314,956

Loans
As shown in Table 8, loans ended the first quarter at $2.84 billion, up $16.7 million (0.6%) from year-end 2007 and up $155.6 million (5.8%) versus one year earlier.  The TLNB acquisition added approximately $56 million of loans to the loan portfolio as of March 31, 2008.  Excluding the impact of the TLNB acquisition, loans increased $99.6 million or 3.7% from the first quarter of 2007 with organic growth in all portfolios; consumer mortgage, consumer installment and business lending.  During the first quarter loan growth was driven by increases in the business lending portfolio ($13.7 million) and the consumer mortgage portfolio ($10.2 million), partially offset by a decrease in the consumer installment portfolio ($7.2 million).

Table 8: Loans

(000's omitted)	March 31, 2008		December 31, 2007		March 31, 2007
Business lending	$998,443	35.2%	$984,780	34.9%	$957,853	35.7%
Consumer mortgage	987,807	34.8%	977,553	34.7%	914,909	34.1%
Consumer installment	851,536	30.0%	858,722	30.4%	809,472	30.2%
Total loans	$2,837,786	100.0%	$2,821,055	100.0%	$2,682,234	100.0%

Business lending increased $13.7 million in the first three months of 2008 and increased $40.6 million versus one year ago.  Excluding the impact of the TLNB acquisition, business lending increased $11.9 million over the last three months and $9.9 million over the last year.  The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has recently invested in additional personnel, technology and business development resources to further strengthen its capabilities in this key business segment.

Consumer mortgages increased $72.9 million, year-over-year, and $10.3 million in the first three months of 2008, despite the sale of a portion of longer-term, fixed-rate new mortgage originations in the secondary market.  Excluding the impact of the TLNB acquisition, consumer mortgages increased $9.9 million and $52.0 million for the past three and twelve month periods, respectively.  Consumer mortgage growth has been strong over the last few quarters despite softening demand in the overall market.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company's solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of our markets.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, decreased $7.2 million in the first three months of 2008 and increased $42.1 million on a year-over-year basis.  Excluding the impact of the TLNB acquisition, consumer installment lending decreased $7.1 million for the first three months of 2008 and increased $37.7 million for the year-over-year period.  Declines in manufacturer production and industry sale projections indicate continued weakness in the new vehicle market which has created a demand in late model used and program car inventories.  Aggressive business development efforts have created opportunities to strategically expand the Company's share of the market, helping drive productive growth in this portfolio.  The origination of consumer installment loans demonstrates definite seasonal patterns and is traditionally slower in the first quarter.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2008 and 2007 and December 31, 2007.

Table 9: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2008	2007	2007
Nonaccrual loans	$7,662	$7,140	$9,451
Accruing loans 90+ days delinquent	392	622	1,914
Restructured loans	1,095	1,126	1,246
Total nonperforming loans	9,149	8,888	12,611
Other real estate (OREO)	1,027	1,007	1,916
Total nonperforming assets	$10,176	$9,895	$14,527

Allowance for loan losses to total loans	1.28%	1.29%	1.34%
Allowance for loan losses to nonperforming loans	398%	410%	285%
Nonperforming loans to total loans	0.32%	0.32%	0.47%
Nonperforming assets to total loans and other real estate	0.36%	0.35%	0.54%
Delinquent loans (30 days old to nonaccruing) to total loans	0.99%	1.10%	1.02%
Net charge-offs to average loans outstanding (quarterly)	0.11%	0.13%	0.09%
Loan loss provision to net charge-offs (quarterly)	100%	98%	32%

As displayed in Table 9, nonperforming assets at March 31, 2008 were $10.2 million, a decrease of $4.4 million versus one year earlier and a $0.3 million increase as compared to the level at the end of 2007.   Nonperforming loan ratios remain at the lowest level in over three years, reflective of disciplined credit management and a relatively stable economic condition in our markets over the past few years.  Other real estate decreased $0.9 million from one-year ago and increased slightly from year-end 2007, a result of the Company managing 12 OREO properties at March 31, 2008 as compared to 22 OREO properties at March 31, 2007.  No single property has a carrying value in excess of $300,000.

Nonperforming loans were 0.32% of total loans outstanding at the end of the first quarter, consistent with the level at December 31, 2007 and significantly below the 0.47% at March 31, 2007.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 398% at the end of the first quarter compared to 410% at year-end 2007 and 285% at March 31, 2007, reflective of the low level of nonperforming loans.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 0.99% at the end of the first quarter, substantially below the 1.10% at year-end 2007 and lower than the 1.02% at March 31, 2007.  The commercial loan delinquency ratio at the end of the first quarter increased slightly in comparison to December 31, 2007 and declined as compared to March 31, 2007.  The delinquency rate for installment loans and real estate loans decreased as compared to the December 31, 2007 and increased as compared to March 31, 2007.  The delinquency level at the end of the current quarter was 15 basis points below the Company's average of 1.14% over the previous eight quarters.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2008	2007
Allowance for loan losses at beginning of period	$36,427	$36,313
Charge-offs:
Business lending	277	240
Consumer mortgage	52	235
Consumer installment	1,348	1,161
Total charge-offs	1,677	1,636
Recoveries:
Business lending	173	257
Consumer mortgage	46	1
Consumer installment	679	756
Total recoveries	898	1,014

Net charge-offs	779	622
Provision for loans losses	780	200
Allowance for loan losses at end of period	$36,428	$35,891

Net charge-offs to average loans outstanding:
Business lending	0.04%	-0.01%
Consumer mortgage	0.00%	0.10%
Consumer installment	0.31%	0.20%
Total loans	0.11%	0.09%

As displayed in Table 10, net charge-offs during the first quarter were $0.8 million, $0.2 million higher than the equivalent 2007 period.  The consumer installment and business lending portfolios experienced small increases in the level of charge-offs, while the consumer mortgage portfolio charge-offs declined as compared to the first quarter of 2007.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter was 0.11%, two basis points higher than the comparable quarter of 2007 and six basis points below the average charge-off ratio for the previous eight quarters.  Net charge-offs and the corresponding net charge-off ratios continue to be significantly below the average net charge-off levels of the past several years.

The consumer mortgage portfolio experienced a net charge-off ratio of zero for the quarter, while the consumer installment and business lending net charge-off ratios for the first quarter of 0.31% and 0.04%, respectively, increased 11 basis points and five basis points versus prior year levels.  As compared to the fourth quarter of 2007, the business lending portfolio and consumer mortgage portfolio charge-off ratios improved five basis points and two basis points, respectively, while the consumer installment charge-off ratio was higher by two basis points, but was at a level below the average for the previous eight quarters.

A loan loss allowance of $36.4 million was determined as of March 31, 2008, necessitating a $0.8 million loan loss provision for the quarter, compared to $0.2 million one year earlier.  The first quarter 2008 loan loss provision was consistent with the level of net charge-offs, despite an increase in the total loan portfolio.  The allowance for loan losses rose $0.5 million or 1.5% over the last 12 months, less than the 5.8% growth in the loan portfolio.  Contributing to the changes was the favorable charge-off, nonperforming and delinquency trends experienced over the last twelve months.  This contributed to the ratio of allowance for loan loss to loans outstanding decreasing six basis points to 1.28% for the first quarter, as compared to the levels at March 31, 2007 and declining one basis point from the level at December 31, 2007.  The decrease was also slightly impacted by the increased proportion of low-risk consumer mortgage and home equity loans in the overall loan portfolio, as a result of both organic and acquired growth.

Deposits

As shown in Table 11, average deposits of $3.2 billion in the first quarter were up $41.0 million compared to first quarter 2007 and decreased $26.6 million versus the fourth quarter of last year.  Excluding the impact of the TLNB acquisition, average deposits decreased $23.0 million as compared to the fourth quarter of 2007 and decreased $29.0 million as compared to the first quarter of the prior year.  The mix of average deposits changed slightly since the first quarter of 2007.  The weightings of interest checking deposits increased from their year-ago levels, while time deposits, demand, savings and money market deposit weightings decreased.  As a component of the Company's strategy to reduce its overall cost of funding, time deposits balances have been actively managed lower.  Interest checking account balances are above the prior year levels primarily as a result of the continued success of new product initiatives that commenced in the second quarter of 2006.  This shift in mix, combined with the Company's ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 2.80% in the first quarter of 2007 to 2.68% in the most recent quarter.

Average first quarter non-public fund deposits were up $46.0 million or 1.6% compared to the year earlier period and decreased $50.8 million or 1.7% versus the fourth quarter of 2007.  Average public funds have increased $24.2 million or 12.3% from the fourth quarter of 2007 and decreased  $5.0 million or 2.2% from the first quarter of 2007.   The Company continues to focus heavily on growing its core deposits through enhanced marketing and training programs and new product offerings introduced during the past two years.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2008	2007	2007
Demand deposits	$555,927	$574,266	$552,087
Interest checking deposits	473,805	464,996	408,573
Savings deposits	452,929	451,148	457,177
Money market deposits	334,200	329,566	332,433
Time deposits	1,398,650	1,422,159	1,424,289
Total deposits	$3,215,511	$3,242,135	$3,174,559

Non-public fund deposits	$2,995,201	$3,046,018	$2,949,201
Public fund deposits	220,310	196,117	225,358
Total deposits	$3,215,511	$3,242,135	$3,174,559

Borrowings

At the end of the first quarter, borrowings of $868.1 million decreased $61.2 million from December 31, 2007 and were up $114.2 million versus the end of the first quarter of 2007 as a result of the acquisitions of HBT and TLNB, which were both 100% cash transactions, partially offset by the early redemption of $25 million of its variable rate, trust-preferred securities in January 2008.   In December 2007, the Company restructured $150 million of its fixed rate FHLB advances, replacing them with lower cost instruments with similar remaining duration.  These restructuring strategies helped reduce the Company's interest expense on external borrowings and consequently improved its net interest margin in the first quarter of 2008.

Shareholders' Equity

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1.5 million of its outstanding shares in open market or privately negotiated transactions.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions.  All reacquired shares will become treasury shares and will be used for general corporate purposes, including those related to employee and director stock plan activities.  Through March 31, 2008, the Company had repurchased 1,464,811 shares at an aggregate cost of $31.5 million under this program.

Total shareholders' equity of $488.7 million at the end of the first quarter increased $9.9 million from the balance at December 31, 2007.  This change consisted of net income of $10.9 million, $3.9 million from shares issued under the employee stock plan,  $0.7 million from employee stock options earned, and a $0.7 million increase in other comprehensive income, partially offset by dividends declared of $6.3 million.  The other comprehensive gain is comprised of $2.5 million increase in the after-tax market value adjustment on the available for sale investment portfolio, partially offset by a $1.7 million decrease in the after-tax market value adjustment on the interest rate swap and a $0.1 million adjustment to the funded status of the Company's retirement plans. Over the past 12 months total shareholders' equity increased by $21.8 million, as net income, positive contributions from shares issued under the employee stock plan, and a higher market value adjustment more than offset dividends declared, treasury stock purchases, and the funded status of the company's  defined benefit pension and other postretirement plans.

The Company's Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be "well-capitalized," was 7.59% at the end of the first quarter, down 18 basis points from year-end 2007 and 70 basis points lower than its level one year ago.  The decrease in the Tier I leverage ratio compared to December 31, 2007 is primarily the result of the early call of $25 million of variable-rate trust preferred securities in the first quarter.  The decrease in Tier I, as compared to the prior year first quarter, is the result of a 5.3% decrease in shareholders equity, excluding intangibles and the market value adjustment, combined with a 3.5% increase in average assets excluding intangibles and the market value adjustment.  The primary drivers of the year-over-year changes were treasury share purchases, the redemption of trust-preferred securities and two acquisitions that increased both asset and intangible levels.  The tangible equity-to-assets ratio of 5.30% increased 29 basis points versus December 31, 2007 and increased 15 basis points versus March 31, 2007, due to shareholders equity excluding intangible assets growing at a faster pace than assets excluding intangibles.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2008 was 57.4%, down from 62.4% for the first three months of 2007.  The ratio decreased because net income increased 12.9% while dividends declared increased at a lesser 3.7%.  The Company's quarterly dividend was raised 5.0% in August 2007, from $0.20 to $0.21, but shares outstanding declined by 1.0% resulting in dividends declared growth trailing the dividend per share increase.  On a cash earnings basis, the dividend payout ratio was 51.1% for the first three months of 2008 as compared to 54.9% for the first three months of 2007.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans.  Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of March 31, 2008, this ratio was 12.2% for 30 days and 12.0% for 90 days, excluding the Company's capacity to borrow additional funds from the FHLB.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2008 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2008
+ 200 basis points	0.4%
- 100 basis points	(2.6%)

The modeled net interest income (NII) reflects an increase in a rising rate environment from a flat rate scenario and a decrease if rates were to fall.  The increase in a rising rate environment is largely due to slower investment cash flows, the repricing of assets and liabilities to higher rates. The decrease in a falling rate environment is largely due to faster investment cash flows and assets repricing to lower rates than corresponding liabilities.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management's evaluation of the Company's disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2008.

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

There has not been any material change in the risk factors disclosure from that contained in the Company's 2007 Form 10-K for the fiscal year ended December 31, 2007 (filed with the SEC on March 13, 2008).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions.  These repurchases will be for general corporate purposes, including those related to stock plan activities.  The following table shows treasury stock purchases during the first quarter of 2008.

	Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	0	$0	1,464,811	935,189
February 2008	0	0	1,464,811	935,189
March 2008	0	0	1,464,811	935,189
Total	0	$0

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ending March 31, 2008.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated January 1, 2008, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman.

10.2
Employment Agreement dated April 4, 2008, by and among Community Bank System, Inc., Community Bank, N.A. and Scott Kingsley.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 9, 2008 (Registration No. 001-13695).

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

Community Bank System, Inc.

Date: May 8, 2008	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: May 8, 2008	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer