Form 10-Q
period 2008-08-04
COMMUNITY BANK SYSTEM INC
filed 2008-08-07
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company	.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes	. No	X	.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

29,934,709 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2008.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2008 and 2007	4

	Consolidated Statements of Changes in Shareholders' Equity
	Six months ended June 30, 2008	5

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2008 and 2007	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2008 and 2007	7

	Notes to the Consolidated Financial Statements
	June 30, 2008	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	30

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Securities Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$123,233	$130,823

Available-for-sale investment securities, at fair value	1,120,625	1,254,622
Held-to-maturity investment securities	138,167	137,250
Total investment securities (fair value of $1,258,673 and $1,392,281, respectively)	1,258,792	1,391,872

Loans	2,922,243	2,821,055
Allowance for loan losses	(37,128)	(36,427)
Net loans	2,885,115	2,784,628

Core deposit intangibles, net	16,926	19,765
Goodwill	234,686	234,449
Other intangibles, net	2,140	2,002
Intangible assets, net	253,752	256,216

Premises and equipment, net	69,556	69,685
Accrued interest receivable	23,654	25,531
Other assets	43,681	38,747
Total assets	$4,657,783	$4,697,502

Liabilities:
Noninterest-bearing deposits	$584,752	$584,921
Interest-bearing deposits	2,662,596	2,643,543
Total deposits	3,247,348	3,228,464

Borrowings	772,646	801,604
Subordinated debt held by unconsolidated subsidiary trusts	101,963	127,724
Accrued interest and other liabilities	52,178	60,926
Total liabilities	4,174,135	4,218,718

Commitment and contingencies (See Note H)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized;	33,300	33,000
33,299,520 and 32,999,544 shares issued in 2008 and 2007, respectively
Additional paid-in capital	213,970	208,429
Retained earnings	319,927	310,281
Accumulated other comprehensive (loss) income	(9,921)	702
Treasury stock, at cost (3,364,811 and 3,364,811 shares, respectively)	(73,628)	(73,628)
Total shareholders' equity	483,648	478,784

Total liabilities and shareholders' equity	$4,657,783	$4,697,502

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$45,691	$46,090	$92,206	$91,025
Interest and dividends on taxable investments	9,635	11,839	20,349	22,942
Interest and dividends on nontaxable investments	5,744	5,327	11,666	10,847
Total interest income	61,070	63,256	124,221	124,814

Interest expense:
Interest on deposits	16,039	20,092	33,733	38,212
Interest on borrowings	7,882	7,388	15,923	14,893
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,709	2,438	3,527	5,004
Total interest expense	25,630	29,918	53,183	58,109

Net interest income	35,440	33,338	71,038	66,705
Less: provision for loan losses	1,570	414	2,350	614
Net interest income after provision for loan losses	33,870	32,924	68,688	66,091

Noninterest income:
Deposit service fees	8,910	7,825	17,171	14,802
Other banking services	539	425	1,134	1,095
Benefit plan administration, consulting and actuarial fees	5,933	4,767	12,245	8,739
Wealth management services	2,324	2,009	4,487	3,869
(Loss)/gain on sales of investment securities	(57)	(8)	230	(8)
Total noninterest income	17,649	15,018	35,267	28,497

Operating expenses:
Salaries and employee benefits	19,772	18,386	40,158	36,672
Occupancy and equipment	5,189	4,559	10,762	9,225
Data processing and communications	4,100	3,808	8,085	7,373
Amortization of intangible assets	1,645	1,581	3,176	3,096
Legal and professional fees	902	1,054	2,200	2,241
Office supplies and postage	1,237	1,008	2,515	2,054
Business development and marketing	1,507	1,538	2,829	2,488
Other	2,603	2,198	5,604	4,902
Total operating expenses	36,955	34,132	75,329	68,051

Income before income taxes	14,564	13,810	28,626	26,537
Income taxes	3,277	3,451	6,441	6,522
Net income	$11,287	$10,359	$22,185	$20,015

Basic earnings per share	$0.38	$0.34	$0.74	$0.66
Diluted earnings per share	$0.37	$0.34	$0.74	$0.66
Dividends declared per share	$0.21	$0.20	$0.42	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six Months Ended June 30, 2008
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2007	29,634,733	$33,000	$208,429	$310,281	$702	($73,628)	$478,784

Net income				22,185			22,185

Other comprehensive loss, net of tax					(10,623)		(10,623)

Dividends declared:
Common, $0.42 per share				(12,539)			(12,539)

Common stock issued under
Stock plan, including
tax benefits of $410	299,976	300	4,431				4,731

Stock options earned			1,110				1,110

Balance at June 30, 2008	29,934,709	$33,300	$213,970	$319,927	($9,921)	($73,628)	$483,648

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Change in pension liability	$200	$0	$55	($50)
Change in unrealized loss on derivative instruments used in cash flow hedging relationship	2,832	1,414	73	991
Unrealized gain (loss) on securities:
Unrealized holding loss arising during period	(21,281)	(13,476)	(17,001)	(12,063)
Reclassification adjustment for (gains) losses included in net income	57	8	(230)	8
Other comprehensive loss, before tax	(18,192)	(12,054)	(17,103)	(11,114)
Income tax benefit related to other comprehensive loss	6,873	4,438	6,480	4,201
Other comprehensive loss, net of tax:	(11,319)	(7,616)	(10,623)	(6,913)
Net income	11,287	10,359	22,185	20,015
Comprehensive (loss) income	($32)	$2,743	$11,562	$13,102

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$22,185	$20,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,698	4,601
Amortization of intangible assets	3,176	3,096
Net accretion of premiums and discounts on securities and loans	(406)	(2,176)
Amortization of unearned compensation and discount on subordinated debt	283	199
Provision for loan losses	2,350	614
(Gain) loss on investment securities and debt extinguishments	(230)	8
Loss (Gain) on sale of loans and other assets	26	(64)
Proceeds from the sale of loans held for sale	1,120	5,276
Origination of loans held for sale	(1,115)	(5,238)
Excess tax benefits from share-based payment arrangements	(379)	(129)
Change in other operating assets and liabilities	(4,489)	(5,789)
Net cash provided by operating activities	27,219	20,413
Investing activities:
Proceeds from sales of available-for-sale investment securities	31,344	5,478
Proceeds from maturities of held-to-maturity investment securities	2,859	11,153
Proceeds from maturities of available-for-sale investment securities	219,644	269,235
Purchases of held-to-maturity investment securities	(3,849)	(1,790)
Purchases of available-for-sale investment securities	(133,515)	(258,056)
Net increase in loans outstanding	(102,835)	(11,043)
Cash paid for acquisition (net of cash acquired of $0 and $9,181)	(479)	(11,613)
Expenditure for intangibles	(322)	0
Capital expenditures	(5,266)	(4,849)
Net cash provided by (used in) investing activities	7,581	(1,485)
Financing activities:
Net change in non-interest checking, interest checking and savings accounts	80,824	22,549
Net change in time deposits	(61,940)	89,727
Net change in short-term borrowings	(38,556)	(73,720)
Change in long-term borrowings (net of payments of $402 and $866)	9,598	(915)
Payment on subordinated debt held by unconsolidated subsidiary trusts	(25,773)	(30,929)
Issuance of common stock	5,570	2,685
Purchase of treasury stock	0	(6,059)
Cash dividends paid	(12,492)	(12,017)
Tax benefits from share-based payment arrangements	379	129
Net cash used in financing activities	(42,390)	(8,550)
Change in cash and cash equivalents	(7,590)	10,378
Cash and cash equivalents at beginning of period	130,823	232,032
Cash and cash equivalents at end of period	$123,233	$242,410
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,799	$57,666
Cash paid for income taxes	6,316	3,575
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	6,286	5,976
Gross change in unrealized gain on available-for-sale investment securities	(17,231)	(12,055)

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITION AND OTHER MATTERS

Alliance Benefit Group MidAtantic
On July 7, 2008, Benefit Plans Administrative Services, Inc. (BPAS), a wholly owned subsidiary of the Company, completed its acquisition of the Philadelphia division of Alliance Benefit Group MidAtlantic (ABG) from BenefitStreet, Inc.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.

Citizens Branch Acquisition
On June 25, 2008, the Company announced an agreement to acquire 18 branch-banking centers in northern New York State from Citizens Financial Group, Inc. (Citizens) in an all cash transaction.  Under the terms of the agreement, the company will acquire approximately $135 million in loans and $630 million in deposits at a blended deposit premium of 12%.  The acquisition is expected to close during the fourth quarter of 2008, pending customary regulatory approvals.  In support of the transaction, the Company expects to issue approximately $30 million of equity capital prior to its completion.

Hand Benefits & Trust, Inc.
On May 18, 2007, BPAS completed its acquisition of Hand Benefits & Trust, Inc. (HBT) in an all cash transaction.  HBT is a Houston, Texas based provider of employee benefit plan administration and trust services.  The results of HBT’s operations have been included in the consolidated financial statements since that date.

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

Stock Repurchase Program
On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions.  Through June 30, 2008, the Company has repurchased, pursuant to the program, 1,464,811 shares at an aggregate cost of $31.5 million and an average price per share of $21.51.  The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

New Accounting Pronouncements

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This statement provides new accounting guidance and disclosure requirements for business combinations.  The Company will be required to apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009.  The Company is currently assessing the effect of SFAS No. 141(R) on its financial statements.

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

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This statement expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The Company is currently assessing the effect of SFAS No. 161 on its financial statements.

NOTE D:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 1.1 million anti-dilutive stock options outstanding at June 30, 2008 compared to approximately 1.7 million weighted-average anti-dilutive stock options outstanding at June 30, 2007 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2008 and 2007.
			Per Share
(000's omitted, except per share data)	Income	Shares	Amount
Three Months Ended June 30, 2008
Basic EPS	$11,287	29,885	$ 0.38
Stock options and restricted stock		395
Diluted EPS	$11,287	30,280	$ 0.37

Three Months Ended June 30, 2007
Basic EPS	$10,359	30,087	$ 0.34
Stock options and restricted stock		309
Diluted EPS	$10,359	30,396	$ 0.34

Six Months Ended June 30, 2008
Basic EPS	$22,185	29,802	$ 0.74
Stock options and restricted stock		352
Diluted EPS	$22,185	30,154	$ 0.74

Six Months Ended June 30, 2007
Basic EPS	$20,015	30,139	$ 0.66
Stock options and restricted stock		332
Diluted EPS	$20,015	30,471	$ 0.66

NOTE E:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of June 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$66,368	$(49,442)	$16,926	$66,368	($46,603)	$19,765
Other intangibles	4,290	(2,150)	2,140	3,923	(1,921)	2,002
Total amortizing intangibles	70,658	(51,592)	19,066	70,291	(48,524)	21,767
Non-amortizing intangible assets:
Goodwill	234,686	0	234,686	234,449	0	234,449
Total intangible assets, net	$305,344	$(51,592)	$253,752	$304,740	($48,524)	$256,216

No goodwill impairment adjustments were recognized in 2008 or 2007.  The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)	Amount
July-Dec 2008	$3,086
2009	5,607
2010	3,624
2011	1,481
2012	1,221
Thereafter	4,047
Total	$19,066

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

	Issuance	Par		Maturity
	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (6.48%)	7/31/2031	5 year beginning 2006	106.00% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (4.43%)	12/15/2036	5 year beginning 2012	Par

The Company also entered into an interest rate swap agreement on December 8, 2006 to convert Trust IV’s variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $377,000 was recognized for the interest rate swap agreement for the six months ended June 30, 2008.

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

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six months Ended		Three Months Ended		Six months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$780	$763	$1,559	$1,526	$175	$148	$350	$296
Interest cost	819	678	1,638	1,357	150	131	300	261
Expected return on plan assets	(1,118)	(1,007)	(2,235)	(2,014)	0	0	0	0
Net amortization and deferral	165	248	330	494	25	29	50	59
Amortization of prior service cost	(27)	(23)	(55)	(46)	28	28	55	55
Amortization of transition obligation	0	0	0	0	10	10	20	21
Net periodic benefit cost	$619	$659	$1,237	$1,317	$388	$346	$775	$692

During the third quarter, the Company expects to make a contribution to its defined benefit pension plan of $9.6 million. No additional contributions in 2008 are required for regulatory purposes.

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

The contract amount of commitment and contingencies are as follows:

(000's omitted)	June 30, 2008	December 31, 2007
Commitments to extend credit	$503,230	$482,517
Standby letters of credit	11,527	10,121
Total	$514,757	$492,638

NOTE I:  FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 allows entities an irrevocable option to measure certain financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities	$1,049	$1,007,250	$63,144	$1,071,443
Derivative assets/(liabilities), net	-	(2,171)	-	(2,171)
Total	$1,049	$1,005,079	$63,144	$1,069,272

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

•
Derivative assets and liabilities – The fair value of derivative instruments traded in over-the-counter markets where quoted market prices are not readily available, are measured using models for which the significant assumptions such as yield curves and option volatilities are market observable.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

(000's omitted)	AFS investments
Balance at April 1, 2008	$69,584
Total gains (losses) included in earnings (a)	18
Total gains (losses) included in other comprehensive income	(6,353)
Purchases	34
Sales/calls	(139)
Transfers	0
Balance at June 30, 2008	$63,144

(000's omitted)	AFS investments
Balance at January 1, 2008	$73,442
Total gains (losses) included in earnings (a)	24
Total gains (losses) included in other comprehensive income	(10,149)
Purchases	34
Sales/calls	(207)
Transfers	0
Balance at June 30, 2008	$63,144

(a) Included in gain (loss) on sales of investment securities and relate to securities still held at June 30, 2008.

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurement had a gross carrying amount of $1,994,000, with an associated valuation allowance of $567,000 for a fair value of $1,427,000 at June 30, 2008.  These loans were classified as a Level 3 valuation.

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

The Company has identified “Banking” as its reportable operating business segment.  The Banking segment provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as Northeastern Pennsylvania.

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category.  Revenues derived from these segments includes administration, consulting and actuarial services provided to sponsors of employee benefit plans, broker-dealer and investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2007).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	For the Three Months Ended
	June 30, 2008			June 30, 2007
(000's omitted)	Banking	Other	Consolidated Total	Banking	Other	Consolidated Total

Net interest income	$35,393	$47	$35,440	$33,208	$130	$33,338
Provision for loan losses	1,570	0	1,570	414	0	414
Noninterest income excluding loss on investment securities and debt extinguishments	8,927	8,779	17,706	7,696	7,330	15,026
Loss on investment securities	(57)	0	(57)	(8)	0	(8)
Amortization of intangible assets	1,535	110	1,645	1,496	85	1,581
Other operating expenses	28,586	6,724	35,310	27,173	5,378	32,551
Income before income taxes	$12,572	$1,992	$14,564	$11,813	$1,997	$13,810

	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Banking	Other	Consolidated Total	Banking	Other	Consolidated Total
Net interest income	$70,908	$130	$71,038	$66,448	$257	$66,705
Provision for loan losses	2,350	0	2,350	614	0	614
Noninterest income excluding loss on investment securities and debt extinguishments	17,393	17,644	35,037	14,864	13,641	28,505
Gain/(Loss) on investment securities	230	0	230	(8)	0	(8)
Amortization of intangible assets	2,956	220	3,176	2,941	155	3,096
Other operating expenses	58,456	13,697	72,153	54,643	10,312	64,955
Income before income taxes	$24,769	$3,857	$ 28,626	$23,106	$3,431	$26,537

Assets	$4,621,743	$36,040	$4,657,783	$4,548,958	$34,191	$4,583,149
Goodwill	$221,322	$13,364	$234,686	$220,770	$12,449	$233,219

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the Company or CBSI) as of and for the three and six months ended June 30, 2008 and 2007, although in some circumstances the first quarter of 2008 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 14.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2008, “second quarter” refers to the quarter ended June 30, 2008, earnings per share (EPS) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (FTE) basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 29.

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

•
Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include, among other things, discount rate, rate of future compensation increases and expected return on plan assets.

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

On July 7, 2008, Benefit Plans Administrative Services, Inc. (BPAS) completed its acquisition of the Philadelphia division of Alliance Benefit Group MidAtlantic (ABG) from BenefitStreet, Inc.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.  This transaction, which is expected to add approximately $5.0 million in annual revenues, adds valuable capacity to support BPAS’s growing customer base of more than 300 actuarial engagements, administration of over 200,000 defined contribution and flexible spending participant accounts and of nearly $4.0 billion in retirement plan assets.

On June 25, 2008, the Company announced an agreement to acquire 18 branch-banking centers in northern New York State from Citizens Financial Group, Inc. (Citizens) in an all cash transaction.  Under the terms of the agreement, the company will acquire approximately $135 million in loans and $630 million in deposits at a blended deposit premium of 12%.  This acquisition is expected to close during the fourth quarter of 2008, pending customary regulatory approvals.  In support of the transaction, the Company expects to issue approximately $30 million of equity capital prior to its completion.  Excluding one-time expenses, the transaction is expected to be immediately accretive to earnings per share, inclusive of the impact of the additional equity issuance.

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

Second quarter and June year-to-date 2008 earnings per share were $0.37 and $0.74, respectively, an increase of $0.03 and $0.08 as compared to the respective prior year periods.  The increase was driven by solid organic loan growth, continued expansion of non-interest income sources, improved net interest margin and favorable asset quality results.  These were partially offset by a higher provision for loan loss and increased operating expenses.  Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.42 versus $0.39 for the prior year’s second quarter and $0.83 versus $0.75 for the prior year-to-date period.

Asset quality in the second quarter of 2008 remained favorable in the first half of the year and was relatively consistent with the same period last year.  Net charge-offs and nonperforming loan and total delinquent loan ratios increased, but remained well below average historical quarterly levels.  The Company experienced solid year-over-year organic loan growth in all portfolios: consumer installment, consumer mortgage and business lending.  The investment portfolio increased as compared to the second quarter of 2007 and decreased as compared to December 31, 2007.  Average deposits increased in the second quarter of 2008 as compared to the first quarter of 2008 and declined from the second quarter of 2007.  These changes supported the Company’s objective of lowering its overall funding costs by reducing higher cost time deposits, and focusing on expanding core account relationships.  External borrowings decreased from the end of December 2007 due to the redemption of $25 million of variable-rate trust preferred securities in the beginning of the first quarter of 2008 and lower funding needs due to the reduction of the investment portfolio and cash equivalent balances.  Additionally, in December 2007, the Company refinanced $150 million of its fixed rate Federal Home Loan Bank (FHLB) advances, replacing them with lower cost instruments with similar remaining duration.  These restructuring strategies had a positive impact on the Company’s net interest margin in the first half of 2008.

Net Income and Profitability

As shown in Table 1, earnings per share for the second quarter and June YTD of $0.37 and $0.74, respectively, were $0.03 and $0.08 higher than the EPS generated in the same periods of last year.  Net income for the quarter of $11.3 million was up 9.0% over the second quarter of 2007 and net income of $22.2 million for the first six months of 2008 increased 10.8% from the amount earned in the first half of 2007.  As compared to the first quarter of 2008, net income increased  $0.4 million or 3.6% and earnings per share increased $0.01 or 2.8%.

Second quarter net interest income of $35.4 million was up $2.1 million or 6.3% from the comparable prior year period, and net interest income for the first six months of 2008 increased $4.3 million or 6.5% over the first half of 2007.  The current quarter’s provision for loan losses increased $1.2 million as compared to the second quarter of 2007 and increased $1.7 million for the first six months of 2008 as compared to the same period of 2007, reflective of organic loan growth in the quarter.  Second quarter noninterest income, excluding securities gains and losses, was $17.7 million, up $2.7 million or 18% from the second quarter of 2007, while YTD noninterest income of $35.0 million increased $6.5 million or 23% from the prior year level.  Operating expenses of $37.0 million for the quarter and $68.1 million for the first six months of 2008 were up $2.8 million or 8.3% and $7.3 million or 10.7% respectively, from the comparable prior year periods.  A significant portion of the increase was attributable to the acquisitions of TLNB and HBT during the second quarter of 2007.

In addition to the earnings results presented above in accordance with generally accepted accounting principles (GAAP), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments.  Management believes that this information helps investors better understand the impact of acquisition activity on reported results.  Cash earnings per share for the second quarter and the first six months of 2008 were $0.42 and $0.83, respectively, up 7.7% and 10.7% from the $0.39 and $0.75 earned in the comparable periods of 2007.

As reflected in Table 1, the primary reasons for improved earnings over the prior year were higher noninterest income and net interest income, partially offset by higher operating expenses and loan loss provision.  Net interest income for the second quarter and year-to-date period increased as compared to the comparable periods of 2007 as a result of higher net interest margins as well as acquired and organic loan growth.  Excluding security gains and losses, noninterest income increased due to a strong performance by the Company’s employee benefits consulting and plan administration business, as a result of significant organic growth and the acquisition of HBT, as well as higher banking service fees, including account fees and debit card related revenues.  An increase in total loans and higher net charge-offs were the primary reasons for the increase in the loan loss provision.  Operating expenses increased for the quarter and year-to-date periods, primarily due to costs associated with the two acquisitions in the last year, as well as higher business development and volume-based processing costs, increased facility-based utilities and maintenance costs, and higher personnel expenses.  As compared to the first quarter of 2008, operating expenses decreased $1.4 million or 3.7%, reflective of seasonally lower occupancy, professional and personnel-related costs.

A condensed income statement and a reconciliation of GAAP-based earnings results to cash-based earnings results are as follows:

Table 1: Summary Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2008	2007	2008	2007
Net interest income	$35,440	$33,338	$71,038	$66,705
Provision for loan losses	1,570	414	2,350	614
Noninterest income excluding security losses	17,706	15,026	35,037	28,505
(Loss) gain on sales of investment securities	(57)	(8)	230	(8)
Operating expenses	36,955	34,132	75,329	68,051
Income before taxes	14,564	13,810	28,626	26,537
Income taxes	3,277	3,451	6,441	6,522
Net income	$11,287	$10,359	$22,185	$20,015

Diluted earnings per share	$0.37	$0.34	$0.74	$0.66

Table 2:  Reconciliation of GAAP Net Income to Cash Net Income (Non-GAAP measure)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s omitted)	2008	2007	2008	2007
Net income	$11,287	$10,359	$22,185	$20,015
After-tax cash adjustments:
Amortization of market value adjustments
on net assets acquired in mergers	149	175	305	354
Amortization of intangible assets	1,274	1,185	2,461	2,335
Net income – cash	$12,710	$11,719	$24,951	$22,704

Diluted earnings per share – cash	$0.42	$0.39	$0.83	$0.75

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

As shown in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter of 2008 was $39.2 million, a $2.1 million increase from the same period last year.  A $90.4 million increase in interest-earning assets and a 14 basis point increase in the net interest margin versus the prior year offset a $73.7 million increase in average interest-bearing liabilities.  As reflected in Table 4, the rate decreases from interest bearing liabilities and the volume increases in interest earning assets had a $6.4 million favorable impact on net interest income, while the decrease in rate on interest bearing assets and higher interest bearing liability balances had a $4.3 million unfavorable impact on net interest income.  June 2008 YTD net interest income of $78.7 million increased $4.4 million or 6.0% from the year earlier period.  A $116.8 million increase in interest bearing assets and a 10 basis point increase in the net interest margin more than offset a $110.3 million increase in interest bearing liabilities.  The increase in interest earning assets and the lower rate on interest bearing liabilities had a $10.5 million favorable impact that was partially offset by a $6.1 million unfavorable impact from the decrease in rate on interest bearing assets and the increase in interest bearing liability balances.

Higher second quarter and June YTD average loan balances were attributable to $119.3 million of quarterly average organic loan growth since the second quarter of 2007, driven by growth in all portfolios: consumer installment, consumer mortgage and business lending.  The remaining contribution to the increase in the average second quarter loan balance was the $38.0 million of loan growth due to the TLNB acquisition.  Average investments and cash equivalents for the second quarter and YTD periods were $66.9 million and $30.6 million lower than the respective periods of 2007, primarily due to cash flows from maturing investments being used to fund loan growth.   In comparison to the prior year, total average deposits declined $45.9 million or 1.4% and $2.7 million or 0.1% for the quarter and YTD periods, respectively.  Consistent with the Company’s objectives, core deposit products increased $97 million or 5.5% since the second quarter of 2007, while time deposits were allowed to decline $142 million during the same timeframe.   Quarterly average deposits from the TLNB acquisition were $68 million, an increase of $41.9 million from the second quarter of 2007.  Quarterly and YTD average borrowings increased $125.4 million and $117.9 million as compared to the second quarter and first six months of 2007, respectively, primarily due to the all-cash acquisitions of TLNB and HBT, partially offset by the redemption of $25 million of fixed rate trust preferred securities in the first quarter of 2008.

The net interest margin of 3.78% for the second quarter and 3.79% for the year to date period increased 14 basis points and 10 basis points, respectively, versus the same periods in the prior year.  The improvement was primarily attributable to a 48 basis point and a 33 basis point decrease in the cost of funds for the quarter and year-to-date periods, respectively, as compared to the prior year periods. The decrease in the cost of funds is due to a 54 basis point and 34 basis point decrease in the rate paid on interest bearing deposits for the second quarter and YTD periods, respectively, and the restructuring of  $175 million of external borrowings that were replaced with lower cost instruments in late 2007 and early 2008.  Partially offsetting these improvements was a 33 basis point and 23 basis point decline in earning assets yields for the quarter and YTD periods, respectively, as compared to the comparable periods of 2007.  The change in earning-asset yields was driven by a 41 basis point and 29 basis point decrease in loan yields for the quarter and YTD periods, respectively, and a 21 basis point and 12 basis point decline in the investment yields for the quarter and YTD periods, respectively, mostly as a result of variable and adjustable-rate assets repricing downward due to the decline in short-term fed funds and other indexed rates.

The second quarter cost of funds decreased 48 basis points versus the prior year’s quarter due to an 86 basis point decrease in the average interest rate paid on external borrowings and a 54 basis point decrease on interest-bearing deposits rates.  The decrease in the external borrowing rate is due to the restructuring of $150 million of FHLB advances in December 2007 and the redemption of $25 million of variable rate, trust-preferred securities in January 2008.  Additionally, the long-term rate was impacted by the approximately 250 basis point decrease in the three month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $25 million of the mandatorily redeemable preferred securities is based.  Interest rates on selected categories of deposit accounts were lowered throughout the second half of 2007 and the first half of 2008 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined 3.6 percentage points over the last twelve months, while the percentage of deposits in lower cost checking and savings accounts increased.

Tables 3a and 3b below set forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.49% in 2008 and 38.75% in 2007.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
(000's omitted except yields and rates)	June 30, 2008			June 30, 2007
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$29,138	$140	1.93%	$87,554	$1,148	5.26%
Taxable investment securities (1)	750,820	9,775	5.24%	797,807	11,214	5.64%
Nontaxable investment securities (1)	524,454	9,063	6.95%	485,922	8,355	6.90%
Loans (net of unearned discount)	2,869,338	45,837	6.43%	2,712,021	46,262	6.84%
Total interest-earning assets	4,173,750	64,815	6.25%	4,083,304	66,979	6.58%
Noninterest-earning assets	466,196			453,044
Total assets	$4,639,946			$4,536,348

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,304,146	2,519	0.78%	$1,213,419	3,435	1.14%
Time deposits	1,362,278	13,520	3.99%	1,504,716	16,657	4.44%
Short-term borrowings	420,392	4,258	4.07%	154,799	1,622	4.20%
Long-term borrowings	449,474	5,333	4.77%	589,686	8,204	5.58%
Total interest-bearing liabilities	3,536,290	25,630	2.92%	3,462,620	29,918	3.47%
Noninterest-bearing liabilities:
Demand deposits	563,045			557,195
Other liabilities	51,167			50,881
Shareholders' equity	489,444			465,652
Total liabilities and shareholders' equity	$4,639,946			$4,536,348

Net interest earnings		$39,185			$37,061
Net interest spread			3.33%			3.11%
Net interest margin on interest-earnings assets			3.78%			3.64%

Fully tax-equivalent adjustment		$3,745			$3,723

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of  shareholders’ equity and deferred taxes.

Table 3b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
(000's omitted except yields and rates)	June 30, 2008			June 30, 2007
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$36,933	$458	2.49%	$95,012	$2,478	5.26%
Taxable investment securities (1)	757,527	20,492	5.44%	769,712	21,493	5.63%
Nontaxable investment securities (1)	532,724	18,396	6.94%	493,058	16,994	6.95%
Loans (net of unearned discount)	2,845,719	92,509	6.54%	2,698,369	91,367	6.83%
Total interest-earning assets	4,172,903	131,855	6.35%	4,056,151	132,332	6.58%
Noninterest-earning assets	468,079			446,830
Total assets	$4,640,982			$4,502,981

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,282,540	5,234	0.82%	$1,205,843	6,775	1.13%
Time deposits	1,380,464	28,499	4.15%	1,464,725	31,437	4.33%
Short-term borrowings	423,254	8,678	4.12%	157,108	3,259	4.18%
Long-term borrowings	453,326	10,772	4.78%	601,589	16,638	5.58%
Total interest-bearing liabilities	3,539,584	53,183	3.02%	3,429,265	58,109	3.42%
Noninterest-bearing liabilities:
Demand deposits	559,486			554,655
Other liabilities	55,815			53,920
Shareholders' equity	486,097			465,141
Total liabilities and shareholders' equity	$4,640,982			$4,502,981

Net interest earnings		$78,672			$74,223
Net interest spread			3.33%			3.16%
Net interest margin on interest-earnings assets			3.79%			3.69%

Fully tax-equivalent adjustment		$7,634			$7,518

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

As discussed above and disclosed in Table 4 below, the quarterly change in net interest income (on a fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 4: Rate/Volume

	2nd Quarter 2008 versus 2nd Quarter 2007			Six Months Ended June 30, 2008 versus June 30, 2007
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
(000's omitted)
Interest earned on:
Cash equivalents	($517)	($491)	($1,008)	($1,088)	($932)	($2,020)
Taxable investment securities	(639)	(800)	(1,439)	(336)	(665)	(1,001)
Nontaxable investment securities	666	42	708	1,370	32	1,402
Loans (net of unearned discount)	2,601	(3,026)	(425)	4,874	(3,732)	1,142
Total interest-earning assets (2)	1,461	(3,625)	(2,164)	3,752	(4,229)	(477)

Interest paid on:
Interest checking, savings and money market deposits	241	(1,157)	(916)	409	(1,950)	(1,541)
Time deposits	(1,499)	(1,638)	(3,137)	(1,767)	(1,171)	(2,938)
Short-term borrowings	2,692	(56)	2,636	5,457	(38)	5,419
Long-term borrowings	(1,773)	(1,098)	(2,871)	(3,733)	(2,133)	(5,866)
Total interest-bearing liabilities (2)	625	(4,913)	(4,288)	1,822	(6,748)	(4,926)

Net interest earnings (2)	$832	$1,292	$2,124	$2,168	$2,281	$4,449

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

Table 5: Noninterest Income

	Three Months Ended		Six months Ended
	June 30,		June 30,
(000's omitted)	2008	2007	2008	2007
Deposit service fees	$8,910	$7,825	$17,171	$14,802
Benefit plan administration, consulting and actuarial fees	5,933	4,767	12,245	8,739
Wealth management services	2,324	2,009	4,487	3,869
Other banking services	367	256	740	669
Mortgage banking	172	169	394	426
Subtotal	17,706	15,026	35,037	28,505
(Loss)/gain on sales of investment securities	(57)	(8)	230	(8)
Total noninterest income	$17,649	$15,018	$35,267	$28,497

Noninterest income/total income (FTE)	31.1%	28.9%	30.8%	27.7%

As displayed in Table 5, noninterest income (excluding securities gains and losses) was $17.7 million in the second quarter and $35.0 million for the first half of 2008.  This represents an increase of $2.7 million or 18% for the quarter, and $6.5 million or 23% for the YTD period in comparison to one year earlier.  A significant portion of the growth was attributable to higher benefit plan administration, consulting and actuarial fees, primarily due to the acquisition of HBT in mid May 2007.  The remainder of the increase was due to organic growth generated from new clients along with enhanced product offerings to both new and existing customers.  Second quarter and YTD wealth management services revenue increased $0.3 million or 16% and $0.6 million or 16%, respectively, a majority of which was attributable to acquired insurance agency revenues.

General recurring banking fees of $9.4 million and $18.3 million for the second quarter and first six months of 2008 were up $1.2 million or 14.5% and $2.4 million or 15.1%, respectively, as compared to the prior year periods.  The increase was driven by organic core deposit account growth, higher electronic-banking revenues, including card-related activity, and incremental income generated from acquired branches.

The ratio of noninterest income to total income (FTE basis) was 31.1% for the quarter and 30.8% for the year-to-date period versus 28.9% and 27.7% for the comparable periods in 2007.  This improvement is a function of increased noninterest banking and financial services income (excluding net security gains), combined with proportionally smaller increases in net interest income.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness used in the banking industry.

Table 6: Operating Expenses

	Three Months Ended		Six months Ended
	June 30,		June 30,
(000's omitted)	2008	2007	2008	2007
Salaries and employee benefits	$19,772	$18,386	$40,158	$36,672
Occupancy and equipment	5,189	4,559	10,762	9,225
Data processing and communications	4,100	3,808	8,085	7,373
Amortization of intangible assets	1,645	1,581	3,176	3,096
Legal and professional fees	902	1,054	2,200	2,241
Office supplies and postage	1,237	1,008	2,515	2,054
Business development and marketing	1,507	1,538	2,829	2,488
Other	2,603	2,198	5,604	4,902
Total operating expenses	$36,955	$34,132	$75,329	$68,051

Operating expenses/average assets	3.20%	3.02%	3.26%	3.05%
Efficiency ratio	62.1%	62.2%	63.4%	63.0%

As shown in Table 6, second quarter 2008 operating expenses were $37.0 million, up $2.8 million or 8.3% from the prior year level.  Year-to-date operating expenses of $75.3 million rose $7.3 million or 10.7% compared to the same period in 2007.  A significant portion of the increase was attributable to incremental operating expenses related to the TLNB and HBT acquisitions.  Additionally, the increase in operating expenses can be attributed to annual merit and other personnel related costs ($0.7 million for the quarter, $1.6 million for YTD), higher facility-based utility and maintenance costs ($0.5 million for the quarter, $1.1 million YTD), higher volume-based data processing and communication costs ($0.2 million for the quarter, $0.4 million YTD), and an increased level of business development and marketing expenses ($0.4 million for the YTD period).  A portion of the increase in data processing and communications costs, as well as the increase in business development and marketing expenses, reflects the Company’s continued investment in strategic technology and business development initiatives to grow and enhance its service offerings.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 62.1% for the second quarter, slightly below the comparable quarter of 2007.  This resulted from operating expenses (as described above) increasing 9.0% primarily due to the acquisitions in the last year, while recurring operating income increased at a slightly faster rate of 9.2%.  The efficiency ratio of 63.4% for the first half of 2008 was up 0.4 percentage points from a year earlier due to core operating expenses increasing 11.5% while recurring operating income increased at a slower rate of 10.8%.   In both periods, the efficiency ratios were adversely affected by the growing proportion of financial services activities, which, due to the differing nature of their business carry high efficiency ratios.  Operating expenses as a percentage of average assets increased 18 basis points and 21 basis points for the quarter and year to date periods, respectively, as operating expenses increased 8.3% and 10.7%, respectively, while average assets increased 2.3% and 3.1%, respectively, during the same time periods.  This ratio was impacted by the comparatively higher growth rates of the financial services businesses, which are less asset-intensive and have higher efficiency ratio attributes.

Income Taxes

The second quarter effective income tax rate was 22.5%, compared to the 25.0% effective tax rate in the second quarter of 2007.  The year to date effective tax rate was 22.5% as compared to the 24.6% for the first half of 2007.   The lower effective tax rate for 2008 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.26 billion at the end of the second quarter, a decrease of $133.1 million from December 31, 2007 and an increase of $39.4 million from June 30, 2007.  The book value (excluding unrealized gains and losses) of investments decreased $115.8 million from December 31, 2007 and increased $35.2 million from June 30, 2007.  The short-term agency securities purchased during the third quarter of 2007 matured during the fourth quarter of 2007 and the first quarter of 2008.  Cash flows from these securities provided an opportunity to invest in municipal and certain mortgage-backed securities that improved the Company’s interest rate sensitivity position. The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of obligations of state and political subdivisions and mortgage-backed securities, the addition of asset-backed securities and a decrease in U.S. Treasury and Agency, collateralized mortgage obligations and corporate securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains and losses in the available for sale portfolio at a point in time.  At June 30, 2008, the portfolio had a $0.1 million net unrealized loss, a decrease of $17.2 million from the unrealized gain at December 31, 2007 and an improvement of $4.2 million from the unrealized loss at June 30, 2007.  This fluctuation is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Included in the available for sale portfolio are asset-backed securities with a current par value of $74.8 million and unrealized losses of $12.8 million at June 30, 2008.  The underlying collateral of these assets are principally trust-preferred securities of community banks.  The Company has the intent and ability to hold these securities to recovery and does not consider these investments to be other-than temporarily impaired as of June 30, 2008. Other than temporary impairment assessments are based on an evaluation of both current and future market and credit conditions as of June 30, 2008.  Subsequent changes in market or credit conditions could change those evaluations.

Table 7: Investments
	June 30, 2008		December 31, 2007		June 30, 2007
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and Agency securities	$126,983	$126,800	$127,055	$127,382	$127,127	$122,376
Obligations of state and political subdivisions	7,978	8,042	6,207	6,289	5,296	5,301
Other securities	3,206	3,206	3,988	3,988	4,000	4,000
Total held-to-maturity portfolio	138,167	138,048	137,250	137,659	136,423	131,677

Available-for-Sale Portfolio:
U.S. Treasury and Agency securities	245,971	250,800	432,832	438,526	414,868	410,397
Obligations of state and political subdivisions	515,893	523,835	532,431	543,963	479,600	482,719
Corporate securities	35,613	35,349	40,457	40,270	40,527	39,533
Collateralized mortgage obligations	29,978	30,243	34,451	34,512	38,483	37,934
Asset-backed securities	72,920	61,981	73,089	72,300	0	0
Mortgage-backed securities	169,923	168,040	72,655	73,525	72,076	70,698
Subtotal	1,070,298	1,070,248	1,185,915	1,203,096	1,045,554	1,041,281
Equity securities	50,377	50,377	51,526	51,526	41,656	41,656
Total available-for-sale portfolio	1,120,675	1,120,625	1,237,441	1,254,622	1,087,210	1,082,937

Net unrealized (loss) gain on available-for-sale portfolio	(50)	0	17,181	0	(4,273)	0
Total	$1,258,792	$1,258,673	$1,391,872	$1,392,281	$1,219,360	$1,214,614

Loans

As shown in Table 8, loans ended the second quarter at $2.92 billion, up $101.2 million or 3.6% from year-end 2007 and up $155.1 million or 5.6% versus one year earlier.  On an organic basis, average loans were up $119.3 million versus one year earlier, with solid growth in all portfolios; consumer mortgage, consumer installment and business lending.  All three portfolios also grew during the second quarter, with increases of $12.7 million in the business lending portfolio, $27.3 million in the consumer mortgage portfolio, and $44.5 million in the consumer installment portfolio.

Table 8: Loans

(000's omitted)	June 30, 2008		December 31, 2007		June 30, 2007
Business lending	$1,011,137	34.6%	$984,780	34.9%	$988,886	35.7%
Consumer mortgage	1,015,114	34.7%	977,553	34.7%	948,430	34.3%
Consumer installment	895,992	30.7%	858,722	30.4%	829,860	30.0%
Total loans	$2,922,243	100.0%	$2,821,055	100.0%	$2,767,176	100.0%

Business lending increased $26.4 million in the first six months of 2008 and increased $22.3 million versus one year ago.  The Company continues to face competitive conditions in most of its markets and it maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key business segment.

Consumer mortgages increased $66.7 million year-over-year and $37.6 million in the first six months of 2008.  Consumer mortgage growth has been strong over the last few quarters despite softening demand in the overall market.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio, and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many markets.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, increased $37.3 million in the first six months of 2008 and increased $66.1 million on a year-over-year basis.  Declines in manufacturer production and industry sale projections indicate continued weakness in the new vehicle market which has created demand in late model used and program car inventories, segments in which the Company is an active participant.  Aggressive business development efforts have created opportunities to strategically expand the Company’s share of the market, helping drive productive growth in this portfolio.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2008 and 2007 and December 31, 2007.

Table 9: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2008	2007	2007
Nonaccrual loans	$10,016	$7,140	$8,003
Accruing loans 90+ days delinquent	370	622	778
Restructured loans	1,064	1,126	1,189
Total nonperforming loans	11,450	8,888	9,970
Other real estate owned (OREO)	637	1,007	1,411
Total nonperforming assets	$12,087	$9,895	$11,381

Allowance for loan losses to total loans	1.27%	1.29%	1.33%
Allowance for loan losses to nonperforming loans	324%	410%	368%
Nonperforming loans to total loans	0.39%	0.32%	0.36%
Nonperforming assets to total loans and other real estate	0.41%	0.35%	0.41%
Delinquent loans (30 days past due to nonaccruing) to total loans	1.13%	1.10%	0.95%
Net charge-offs to average loans outstanding (quarterly)	0.12%	0.13%	0.05%
Loan loss provision to net charge-offs (quarterly)	180%	98%	114%

As displayed in Table 9, nonperforming assets at June 30, 2008 were $12.1 million, an increase of $0.7 million versus one year earlier and a $2.2 million increase as compared to the level at the end of 2007.  Nonperforming loan ratios increased slightly during the second quarter of 2008, but remain at or near historically low levels, reflective of disciplined credit management and relatively stable economic conditions in our markets over the past few years.  Other real estate owned (OREO) decreased $0.4 million and $0.8 million from year-end 2007 and  one-year ago, respectively, a result of the Company managing 14 OREO properties at June 30, 2008 as compared to 20 OREO properties at June 30, 2007.  No single property has a carrying value in excess of $200,000.

Nonperforming loans were 0.39% of total loans outstanding at the end of the second quarter, seven basis points higher than the level at December 31, 2007 and three basis points higher than the 0.36% at June 30, 2007.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 324% at the end of the second quarter compared to 410% at year-end 2007 and 368% at June 30, 2007, reflective of a favorable and stable overall asset quality profile, combined with slightly higher nonaccrual loan levels.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.13% at the end of the second quarter, slightly higher than the 1.10% at year-end 2007 and the 0.95% at June 30, 2007.  The commercial loan delinquency ratio at the end of the second quarter increased in comparison to December 31, 2007 and June 30, 2007.  The delinquency rate for real estate loans decreased as compared to the December 31, 2007 and increased as compared to June 30, 2007.  The consumer installment loan delinquency rate decreased as compared to both December 31, 2007 and June 30, 2007.  The delinquency levels at the end of the current quarter remain favorable and are only slightly above the Company’s average of 1.11% over the previous eight quarters.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$36,428	$35,891	$36,427	$36,313
Charge-offs:
Business lending	406	295	684	535
Consumer mortgage	62	45	114	280
Consumer installment	1,305	1,251	2,653	2,412
Total charge-offs	1,773	1,591	3,451	3,227
Recoveries:
Business lending	168	389	341	646
Consumer mortgage	9	20	55	21
Consumer installment	726	820	1,405	1,576
Total recoveries	903	1,229	1,801	2,243

Net charge-offs	870	362	1,650	984
Provision for loans losses	1,570	414	2,350	614
Allowance for acquired loans	0	747	0	747
Allowance for loan losses at end of period	$37,128	$36,690	$37,128	$36,690

Net charge-offs to average loans outstanding:
Business lending	0.10%	-0.04%	0.07%	-0.02%
Consumer mortgage	0.02%	0.01%	0.01%	0.06%
Consumer installment	0.27%	0.21%	0.29%	0.21%
Total loans	0.12%	0.05%	0.12%	0.07%

As displayed in Table 10, net charge-offs during the second quarter were $0.9 million, $0.5 million higher than the equivalent 2007 period.  All portfolios, consumer installment, business lending, and consumer mortgage experienced small increases in the level of charge-offs as compared to the historical low levels experienced in the second quarter of 2007.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.12%, seven basis points higher than the comparable quarter of 2007 and two basis points below the average charge-off ratio for the previous eight quarters.  Net charge-offs and the corresponding net charge-off ratios continue to be below the average net charge-off levels of the past several years.

All portfolios experienced slightly higher net charge off ratios for the second quarter of 2008 as compared to the second quarter of 2007.   For the six months ended June 30, 2008 the net charge off ratio improved five basis points for the consumer mortgage portfolio, while the business lending and consumer installment charge off ratios were higher by nine and eight basis points, respectively.   The average net charge-off ratio for each of the portfolios is lower in the current quarter than their average net charge-off ratios for the previous eight quarters.

A loan loss allowance of $37.1 million was determined as of June 30, 2008, necessitating a $1.6 million loan loss provision for the quarter, compared to $0.4 million one year earlier, driven by the growth in the loan portfolio during the second quarter.  The allowance for loan losses rose $0.4 million or 1.2% over the last 12 months, less than the 5.6% growth in the loan portfolio over the same period.  Contributing to the changes were the favorable charge-off, nonperforming and delinquency trends experienced over the last twelve months.  This contributed to the ratio of allowance for loan loss to loans outstanding declining to 1.27% at the end of the second quarter, six basis points below its level at June 30, 2007 and two basis points lower than the level at December 31, 2007.  The decrease was also slightly impacted by the increased proportion of low-risk consumer mortgage and home equity loans in the overall loan portfolio, as a result of both organic and acquired growth.

Deposits

As shown in Table 11, average deposits of $3.2 billion in the second quarter were down $45.9 million or 1.4% compared to the second quarter of 2007 and decreased $12.7 million or 0.4% versus the fourth quarter of last year.  Excluding the impact of the TLNB acquisition, average deposits decreased $87.7 million or 2.7% as compared to the second quarter of 2007.  Consistent with the Company’s focus on expanding core account relationships and reducing higher cost time deposits, core product relationships grew $96.6 million or 5.5% as compared to the second quarter of 2007 while time deposits were allowed to decline $142.4 million or 9.5%.    Interest checking account balances are above the prior year levels primarily as a result of the continued success of new product initiatives that commenced in the second quarter of 2006.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 3.0% in the second quarter of 2007 to 2.4% in the most recent quarter.

Average second quarter non-public fund deposits were down $18.9 million or 0.6% compared to the year earlier period and decreased $22.6 million or 0.7% versus the fourth quarter of 2007.  Excluding time deposits, non-public deposits for the second quarter were up $98.3 million or 6.1% as compared to the second quarter of 2007.  Average public funds have increased $9.9 million or 5.1% from the fourth quarter of 2007 and decreased  $26.9 million or 11.6% from the second quarter of 2007.   The Company continues to focus heavily on growing its core deposits through enhanced marketing and training programs and new product offerings introduced during the past two years.  The success of these efforts is demonstrated by the solid organic core deposit growth generated over the past year, with second quarter average balances increasing $68.4 million or 3.9% versus one year earlier.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2008	2007	2007
Demand deposits	$563,045	$574,266	$557,195
Interest checking deposits	485,113	464,996	430,038
Savings deposits	458,556	451,148	459,514
Money market deposits	360,477	329,566	323,867
Time deposits	1,362,278	1,422,159	1,504,716
Total deposits	$3,229,469	$3,242,135	$3,275,330

Non-public fund deposits	$3,023,407	$3,046,018	$3,042,325
Public fund deposits	206,062	196,117	233,005
Total deposits	$3,229,469	$3,242,135	$3,275,330

Borrowings

Borrowings of $874.6 million at the end of the second quarter, decreased $54.7 million from December 31, 2007 and were up $170.4 million versus the end of the second quarter of 2007.  Borrowings were up from one year ago primarily due to the need to supplement the funding of strong loan growth and selected investment purchases.  The decline in borrowings during the first six months of 2008 was mostly attributable to a planned reduction of short-term investments and substantial core deposit balance growth.  In December 2007, the Company refinanced $150 million of its fixed rate FHLB advances, replacing them with lower cost instruments with similar remaining duration and conducted an early redemption of $25 million of its variable rate, trust-preferred securities in January 2008.  These restructuring strategies helped reduce the Company’s interest expense on external borrowings and consequently improved its net interest margin in the first six months of 2008.

Shareholders’ Equity

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1.5 million of its outstanding shares in open market or privately negotiated transactions.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions.  All reacquired shares will become treasury shares and will be used for general corporate purposes, including those related to employee and director stock plan activities.  Through June 30, 2008, the Company had repurchased 1,464,811 shares at an aggregate cost of $31.5 million under this program.

Total shareholders’ equity of $483.6 million at the end of the second quarter increased $4.9 million from the balance at December 31, 2007.  This change consisted of net income of $22.2 million, $4.7 million from shares issued under the employee stock plan, and  $1.1 million from employee stock options earned, partially offset by dividends declared of $12.5 million and a $10.6 million decrease in other comprehensive income.  The other comprehensive loss is comprised of a $10.7 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio, partially offset by a $45,000 increase in the after-tax market value adjustment on the interest rate swap and a $33,000 adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months total shareholders’ equity increased by $24.0 million, as net income, positive contributions from shares issued under the employee stock plan, and a higher market value adjustment more than offset dividends declared, treasury stock purchases, and the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.75% at the end of the second quarter, down five basis points from year-end 2007 and 12 basis points lower than its level one year ago.  The decrease in the Tier I leverage ratio compared to December 31, 2007 is primarily the result of the early call of $25 million of variable-rate trust preferred securities in the first quarter.  The decrease in the Tier I ratio, as compared to the prior year second quarter, is the result of a 0.8% increase in Tier I capital (includes shareholders equity and trust preferred securities and excludes intangibles and the market value adjustment), combined with a larger 2.3% increase in average assets excluding intangibles and the market value adjustment.  The primary drivers of the year-over-year changes were treasury share purchases, the redemption of trust-preferred securities and two acquisitions that increased both asset and intangible levels.  The tangible equity-to-assets ratio of 5.22% increased 21 basis points versus December 31, 2007 and increased 56 basis points versus June 30, 2007, due to shareholders equity excluding intangible assets growing at a faster pace than assets excluding intangibles.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2008 was 56.5%, down from 60.0% for the first six months of 2007.  The ratio decreased because net income increased 10.8% while dividends declared increased at a lesser 4.5%.  The expansion of dividends declared was caused by the dividend per share being raised 5.0% in August 2007, from $0.20 to $0.21, and a slight increase in the number of shares outstanding.  On a cash earnings basis, the dividend payout ratio was 50.3% for the first six months of 2008 as compared to 52.9% for the first six months of 2007.

Liquidity

Management of the Company's liquidity is critical due to the potential for unexpected fluctuations in deposits and loans.  Adequate sources of both on and off-balance sheet funding are in place to effectively respond to such unexpected fluctuations.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of June 30, 2008, this ratio was 10.8% for 30 days and 10.8% for 90 days, excluding the Company's capacity to borrow additional funds from the FHLB.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  The Company has a minimal amount of credit risk in its investment portfolio because the majority of the fixed-income securities in the portfolio are AAA-rated (highest possible rating).  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using June 30, 2008 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2008
+ 200 basis points	(0.7%)
- 100 basis points	(3.4%)

The modeled net interest income (NII) reflects a decrease in a rising and falling rate environment from a flat rate scenario.  The decrease in a rising rate environment is largely a result of the repricing of liabilities to higher rates, while assets reprice to higher rates at a slower pace. The decrease in a falling rate environment is largely a result of lower rates on assets offset by lower liability rates and the rate decrease of total investments. In the long term the growth in NII improves in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2008.

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

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007 (filed with the SEC on March 13, 2008).

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions.  These repurchases will be for general corporate purposes, including those related to stock plan activities.  The following table shows treasury stock purchases during the second quarter of 2008.

	Number of	Average Price	Total Number of Shares	Maximum Number of Shares
	Shares	Paid	Purchased as Part of Publicly	That May Yet Be Purchased
	Purchased	Per share	Announced Plans or Programs	Under the Plans or Programs
April 2008	0	$0	1,464,811	935,189
May 2008	0	0	1,464,811	935,189
June 2008	0	0	1,464,811	935,189
Total	0	$0

Item 3.                      Defaults Upon Senior Securities

Not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

At the 2008 Annual Meeting of Shareholders of the Company held on May 21, 2008, the shareholders elected three directors to serve for three-year terms expiring in 2011, ratified the appoint of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2008, and voted on a shareholder proposal regarding the annual election of all Directors.  Directors whose terms in office continued after the Annual Meeting were David C. Patterson, Sally A. Steele, Mark E. Tryniski, Nicholas A. DiCerbo, James A. Gabriel and Charles E. Parente.

The vote on each issue was as follows:

	For	Against	Abstain
Election of Directors:
Brian R. Ace	17,025,974	*	8,782,286
Paul M. Cantwell, Jr.	18,548,578	*	7,259,682
William M. Dempsey	23,777,894	*	2,030,366

Ratification of the appointment of PricewaterhouseCoopers LLP as Independent Auditors	25,090,395	625,760	92,107

Shareholder proposal regarding annual election of all Directors	11,863,989	9,370,981	575,097	**

*           Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors

**           In addition, there were 3,998,184 broker nonvotes on this matter.

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

Community Bank System, Inc.

Date: August 7,2008	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: August 7, 2008	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer