Form 10-Q
period 2008-09-30
COMMUNITY BANK SYSTEM INC
filed 2008-11-06
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                      .
Commission file number 001-13695

COMMUNITY BANK SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1213679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883
( Address of principal executive offices )	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ . No   ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

32,630,253 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2008.

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Cash and cash equivalents	$103,595	$130,823

Available-for-sale investment securities, at fair value	1,182,025	1,254,622
Held-to-maturity investment securities	101,751	137,250
Total investment securities (fair value of $1,282,687 and $1,392,281, respectively)	1,283,776	1,391,872

Loans	3,004,030	2,821,055
Allowance for loan losses	(37,413)	(36,427)
Net loans	2,966,617	2,784,628

Core deposit intangibles, net	15,515	19,765
Goodwill	235,723	234,449
Other intangibles, net	5,804	2,002
Intangible assets, net	257,042	256,216

Premises and equipment, net	69,171	69,685
Accrued interest receivable	25,747	25,531
Other assets	60,571	38,747
Total assets	$4,766,519	$4,697,502

Liabilities:
Noninterest-bearing deposits	$581,379	$584,921
Interest-bearing deposits	2,645,014	2,643,543
Total deposits	3,226,393	3,228,464

Borrowings	901,659	801,604
Subordinated debt held by unconsolidated subsidiary trusts	101,969	127,724
Accrued interest and other liabilities	53,423	60,926
Total liabilities	4,283,444	4,218,718

Commitment and contingencies (See Note H)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized;	33,461	33,000
33,461,020 and 32,999,544 shares issued in 2008 and 2007, respectively
Additional paid-in capital	217,574	208,429
Retained earnings	325,125	310,281
Accumulated other comprehensive (loss) income	(19,457)	702
Treasury stock, at cost (3,364,811 and 3,364,811 shares, respectively)	(73,628)	(73,628)
Total shareholders' equity	483,075	478,784

Total liabilities and shareholders' equity	$4,766,519	$4,697,502

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$46,731	$47,821	$138,937	$138,846
Interest and dividends on taxable investments	9,539	12,546	29,888	35,488
Interest and dividends on nontaxable investments	5,544	5,239	17,210	16,086
Total interest income	61,814	65,606	186,035	190,420

Interest expense:
Interest on deposits	14,761	20,291	48,495	58,503
Interest on borrowings	8,302	8,568	24,224	23,461
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,678	2,467	5,205	7,471
Total interest expense	24,741	31,326	77,924	89,435

Net interest income	37,073	34,280	108,111	100,985
Less: provision for loan losses	1,985	510	4,335	1,124
Net interest income after provision for loan losses	35,088	33,770	103,776	99,861

Noninterest income:
Deposit service fees	9,044	8,382	26,215	23,184
Other banking services	1,174	1,512	2,308	2,607
Benefit plan administration, consulting and actuarial fees	6,931	5,509	19,176	14,248
Wealth management services	2,234	2,185	6,721	6,054
(Loss)/gain on sales of investment securities	0	(16)	230	(24)
Total noninterest income	19,383	17,572	54,650	46,069

Operating expenses:
Salaries and employee benefits	21,130	19,099	61,288	55,771
Occupancy and equipment	5,305	4,884	16,067	14,109
Data processing and communications	4,284	4,240	12,369	11,613
Amortization of intangible assets	1,727	1,629	4,903	4,725
Legal and professional fees	1,095	1,365	3,295	3,606
Office supplies and postage	1,260	1,168	3,775	3,222
Business development and marketing	1,174	1,800	4,003	4,288
Other	3,281	2,580	8,885	7,482
Total operating expenses	39,256	36,765	114,585	104,816

Income before income taxes	15,215	14,577	43,841	41,114
Income taxes	3,429	3,548	9,870	10,070
Net income	$11,786	$11,029	$33,971	$31,044

Basic earnings per share	$0.39	$0.37	$1.14	$1.04
Diluted earnings per share	$0.39	$0.37	$1.13	$1.02
Dividends declared per share	$0.22	$0.21	$0.64	$0.61

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine Months Ended September 30, 2008
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2007	29,634,733	$33,000	$208,429	$310,281	$702	($73,628)	$478,784

Net income				33,971			33,971

Other comprehensive loss, net of tax					(20,159)		(20,159)

Dividends declared:
Common, $0.64 per share				(19,127)			(19,127)

Common stock issued under
Stock plan, including
tax benefits of $905	461,476	461	7,569				8,030

Stock options earned			1,576				1,576

Balance at September 30, 2008	30,096,209	$33,461	$217,574	$325,125	($19,457)	($73,628)	$483,075

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Change in pension liability	$200	$0	$254	($50)
Change in unrealized loss on derivative instruments used in cash flow hedging relationship	(305)	(1,882)	(231)	(890)
Unrealized gain (loss) on securities:
Unrealized holding loss arising during period	(15,185)	13,237	(32,186)	1,173
Reclassification adjustment for (gains) losses included in net income	0	16	(230)	24
Other comprehensive (loss) income, before tax	(15,290)	11,371	(32,393)	257
Income tax benefit (expense) related to other comprehensive income (loss)	5,754	(4,206)	12,234	(4)
Other comprehensive (loss) income, net of tax:	(9,536)	7,165	(20,159)	253
Net income	11,786	11,029	33,971	31,044
Comprehensive income	$2,250	$18,194	$13,812	$31,297

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$33,971	$31,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,023	6,995
Amortization of intangible assets	4,902	4,725
Net accretion of premiums and discounts on securities and loans	(516)	(4,661)
Amortization of unearned compensation and discount on subordinated debt	442	284
Provision for loan losses	4,335	1,124
Provision for deferred taxes	(11,598)	(6,467)
(Gain) loss on investment securities and debt extinguishments	(230)	24
gain on sale of loans and other assets	(4)	(175)
Proceeds from the sale of loans held for sale	2,371	9,261
Origination of loans held for sale	(2,342)	(9,198)
Excess tax benefits from share-based payment arrangements	(912)	(133)
Change in other operating assets and liabilities	(5,263)	2,903
Net cash provided by operating activities	32,179	35,726
Investing activities:
Proceeds from sales of available-for-sale investment securities	43,678	6,775
Proceeds from maturities of held-to-maturity investment securities	44,030	12,202
Proceeds from maturities of available-for-sale investment securities	256,792	420,420
Purchases of held-to-maturity investment securities	(8,640)	(3,258)
Purchases of available-for-sale investment securities	(259,438)	(609,082)
Net increase in loans outstanding	(186,321)	(36,529)
Cash paid for acquisition (net of cash acquired of $200 and $9,172)	(5,880)	(11,821)
Capital expenditures	(7,143)	(7,581)
Net cash used in investing activities	(122,922)	(228,874)
Financing activities:
Net change in non-interest checking, interest checking and savings accounts	107,161	33,165
Net change in time deposits	(109,232)	19,138
Net change in short-term borrowings	90,642	170,701
Change in long-term borrowings (net of payments of $601 and $1,078)	9,399	(1,078)
Payment on subordinated debt held by unconsolidated subsidiary trusts	(25,773)	(30,929)
Issuance of common stock	9,182	3,527
Purchase of treasury stock	0	(10,323)
Cash dividends paid	(18,776)	(17,994)
Tax benefits from share-based payment arrangements	912	133
Net cash provided by financing activities	63,515	166,340
Change in cash and cash equivalents	(27,228)	(26,808)
Cash and cash equivalents at beginning of period	130,823	232,032
Cash and cash equivalents at end of period	$103,595	$205,224
Supplemental disclosures of cash flow information:
Cash paid for interest	$78,431	$87,905
Cash paid for income taxes	9,381	6,105
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	6,590	6,238
Gross change in unrealized (loss) gain on available-for-sale investment securities	(32,417)	1,197

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITION AND OTHER MATTERS

Alliance Benefit Group MidAtantic
On July 7, 2008, Benefit Plans Administrative Services, Inc. (BPAS), a wholly owned subsidiary of the Company, completed its acquisition of the Philadelphia division of Alliance Benefit Group MidAtlantic (ABG) from BenefitStreet, Inc.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.  The results of ABG’s operations have been included in the consolidated financial statements since that date.

Citizens Branch Acquisition
On June 25, 2008, the Company announced an agreement to acquire 18 branch-banking centers in northern New York State from Citizens Financial Group, Inc. (Citizens) in an all cash transaction.  Under the terms of the agreement, the company will acquire approximately $115 million in loans and $590 million in deposits at a blended deposit premium of 12%.  The Company has obtained all customary regulatory approvals and this acquisition is expected to close during the fourth quarter of 2008.  In support of the transaction, the Company issued common stock and raised approximately $50 million of equity capital in October 2008.

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

Stock Repurchase Program
On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions.  Through September 30, 2008, the Company has repurchased, pursuant to the program, 1,464,811 shares at an aggregate cost of $31.5 million and an average price per share of $21.51.  The repurchased shares will be used for general corporate purposes, including those related to stock plan activities.

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

New Accounting Pronouncements

SFAS No. 141(R)
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations.  This statement provides new accounting guidance and disclosure requirements for business combinations.  The Company will be required to apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009.  The Company is currently assessing the effect of SFAS No. 141(R) on its financial statements.

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

SFAS No. 162
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principals.  This statement identifies the sources of accounting principals and the framework for selecting the principals to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principals in the United States.  FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’.  SFAS 162 is not expected to have a material impact on  the Company’s financial statements.

FSP 142-3
In April 2008, the FASB issued FASB Staff Position (“FSP”)  No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  Its intent is to improve the consistency between the useful life of intangible assets acquired or renewed after January 1, 2009.  FSP 142-3 is not expected to have a material impact on the Company’s financial statements.

FSP 03-6-1
In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in EITF 03-6 and, therefore, should be included in the computation of earnings per share using the two-class method described in SFAS No. 128, Earnings Per Share.  This staff position will be effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all presented prior-period earnings per share data to be adjusted retrospectively.  The Company is still evaluating the impact that this staff position will have on the presentation of its basic and diluted earning per share.

FSP 157-3
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective upon issuance including prior periods for which financial statements have not been issued.  FSP 157-3 did not have a material impact on the Company’s financial statements.

NOTE D:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options and restricted stock is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 1.1 million anti-dilutive stock options outstanding at September 30, 2008 compared to approximately 1.7 million weighted-average anti-dilutive stock options outstanding at September 30, 2007 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

			Per Share
(000's omitted, except per share data)	Income	Shares	Amount
Three Months Ended September 30, 2008
Basic EPS	$11,786	29,924	$ 0.39
Stock options		356
Diluted EPS	$11,786	30,280	$ 0.39

Three Months Ended September 30, 2007
Basic EPS	$11,029	29,792	$ 0.37
Stock options		286
Diluted EPS	$11,029	30,078	$ 0.37

Nine Months Ended September 30, 2008
Basic EPS	$33,971	29,843	$ 1.14
Stock options		353
Diluted EPS	$33,971	30,196	$ 1.13

Nine Months Ended September 30, 2007
Basic EPS	$31,044	29,988	$ 1.04
Stock options		320
Diluted EPS	$31,044	30,308	$ 1.02

NOTE E:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of September 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$51,139	($35,624)	$15,515	$51,139	($31,374)	$19,765
Other intangibles	8,269	(2,465)	5,804	3,923	(1,921)	2,002
Total amortizing intangibles	59,408	(38,089)	21,319	55,062	(33,295)	21,767
Non-amortizing intangible assets:
Goodwill	235,723	0	235,723	234,449	0	234,449
Total intangible assets, net	$295,131	($38,089)	$257,042	$289,511	($33,295)	$256,216

No goodwill impairment adjustments were recognized in 2008 or 2007.  The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)	Amount
Oct-Dec 2008	$1,721
2009	6,294
2010	4,239
2011	2,024
2012	1,691
Thereafter	5,350
Total	$21,319

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

	Issuance	Par		Maturity
	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (6.38%)	7/31/2031	5 year beginning 2006	104.5% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (4.47%)	12/15/2036	5 year beginning 2012	Par

The Company also entered into an interest rate swap agreement on December 8, 2006 to convert Trust IV’s variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $760,000 was recognized for the interest rate swap agreement for the nine months ended September 30, 2008.

NOTE G:  BENEFIT PLANS

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides supplemental pension retirement benefits for several current and former key employees.  During the third quarter, the Company made a contribution to its defined benefit pension plan of $9.6 million.  No other contributions are required for regulatory purposes in 2008.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three and nine months ended September 30 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$780	$837	$2,339	$2,349	$174	$148	$524	$444
Interest cost	819	680	2,457	2,039	150	131	450	392
Expected return on plan assets	(1,117)	(1,007)	(3,352)	(3,021)	0	0	0	0
Net amortization and deferral	164	247	494	742	25	29	75	88
Amortization of prior service cost	(27)	(18)	(82)	(52)	27	28	82	82
Amortization of transition obligation	0	0	0	0	11	10	31	31
Net periodic benefit cost	$619	$739	$1,856	$2,057	$387	$346	$1,162	$1,037

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

The contract amount of commitment and contingencies are as follows:

(000's omitted)	September 30, 2008	December 31, 2007
Commitments to extend credit	$496,743	$482,517
Standby letters of credit	12,805	10,121
Total	$509,548	$492,638

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

SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principals requiring the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  It also classifies the inputs used to measure fair value into the following hierarchy:

·	Level 1 -	Quoted prices in active markets for identical assets or liabilities.
·	Level 2 -	Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
·	Level 3 -	Significant valuation assumptions not readily observable in a market.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities	$1,045	$1,074,507	$51,485	$1,127,037
Derivative assets/(liabilities), net	-	(2,476)	-	(2,476)
Total	$1,045	$1,072,031	$51,485	$1,124,561

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

(000's omitted)	AFS investments
Balance at July 1, 2008	$63,144
Total gains (losses) included in earnings (a)	20
Total gains (losses) included in other comprehensive income	(11,503)
Purchases	0
Sales/calls	(176)
Transfers	0
Balance at September 30, 2008	$51,485

(000's omitted)	AFS investments
Balance at January 1, 2008	$73,442
Total gains (losses) included in earnings (a)	44
Total gains (losses) included in other comprehensive income	(21,652)
Purchases	34
Sales/calls	(383)
Transfers	0
Balance at September 30, 2008	$51,485

(a) Included in gain (loss) on sales of investment securities and relate to securities still held at September 30, 2008.

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurement had a gross carrying amount of $1,468,000, with an associated valuation allowance of  $270,000 for a fair value of $1,198,000 at September 30, 2008.  These loans were classified as a Level 3 valuation.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	For the Three Months Ended
	September 30, 2008			September 30, 2007
(000's omitted)	Banking	Other	Consolidated Total	Banking	Other	Consolidated Total

Net interest income	$37,022	$51	$37,073	$34,115	$165	$34,280
Provision for loan losses	1,985	0	1,985	510	0	510
Noninterest income excluding loss on investment securities and debt extinguishments	9,791	9,592	19,383	9,139	8,449	17,588
Loss on investment securities	0	0	0	(14)	(2)	(16)
Amortization of intangible assets	1,438	289	1,727	1,530	99	1,629
Other operating expenses	30,051	7,478	37,529	28,801	6,335	35,136
Income before income taxes	$13,339	$1,876	$15,215	$12,399	$2,178	$14,577

	For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Banking	Other	Consolidated Total	Banking	Other	Consolidated Total
Net interest income	$107,930	$181	$108,111	$100,563	$422	$100,985
Provision for loan losses	4,335	0	4,335	1,124	0	1,124
Noninterest income excluding loss on investment securities and debt extinguishments	27,184	27,236	54,420	24,004	22,089	46,093
Gain/(Loss) on investment securities	230	0	230	(22)	(2)	(24)
Amortization of intangible assets	4,394	509	4,903	4,472	253	4,725
Other operating expenses	88,507	21,175	109,682	83,444	16,647	100,091
Income before income taxes	$38,108	$5,733	$ 43,841	$35,505	$5,609	$41,114

Assets	$4,724,379	$42,140	$4,766,519	$4,758,543	$34,324	$4,792,867
Goodwill	$221,361	$14,362	$235,723	$220,747	$12,532	$233,279

NOTE K:  SUBSEQUENT EVENTS

Stock Offering – The Company completed its public stock offering in early October 2008, raising $52.5 million through the issuance of 2.53 million shares of common stock.  The net proceeds of the offering were approximately $49.6 million.  The Company intends to use the net proceeds from this offering to support its pending acquisition of 18 branches from RBS Citizens in northern New York State.

The Emergency Economic Stabilization Act of 2008 (EESA) grants the U.S. Department of Treasury (UST) broad authority to implement certain actions to help restore stability and liquidity to the U.S. financial markets.  The UST announced on October 13, 2008 that it is implementing a Capital Purchase Program (CPP) pursuant to which it will make direct equity investments of perpetual preferred stock issued by qualified financial institutions.  The CPP provides for a minimum UST investment of 1% of a qualified financial institution’s risk-weighted assets, and a maximum investment equal to the lesser of 3% of total risk-weighted assets or $25 billion.  The rights and preferences applicable to the senior perpetual preferred stock impose certain restrictions and requirements on participating institutions, including prohibitions against stock repurchases and increasing cash dividends without the prior approval of the UST, and limits on certain types of executive compensation.  The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the rights of the shares.  The senior perpetual preferred stock will be cumulative and transferable, and must be registered with the SEC.  The dividend payable on the senior perpetual preferred stock will be 5% per year until the fifth anniversary of the UST’s investment, and 9%, thereafter.  The CPP also requires each participating institution to issue warrants entitling the UST to purchase common stock in the participating institution in an amount equal to 15% of the UST’s senior perpetual preferred stock investment.  The warrants must be registered with the SEC, are transferable and are exercisable for a period of ten years.  The exercise price for the warrants is based on the twenty trading day trailing average price of the participating institution’s common stock.  The senior perpetual preferred stock is not subject to redemption during the first three years except with the proceeds of a qualifying offering of common or preferred stock that is eligible as Tier-1 capital.  Participation in the CPP is voluntary.  Application to participate in the CPP must be submitted by November 14, 2008, and are subject to the approval of the UST.  The Company has not yet determined whether it will apply to participate in the CPP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the Company or CBSI) as of and for the three and nine months ended September 30, 2008 and 2007, although in some circumstances the second quarter of 2008 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 15.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2008, “third quarter” refers to the quarter ended September 30, 2008, earnings per share (EPS) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (FTE) basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 30.

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

•
Provision for income taxes - The Company is subject to examinations from various taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgments used to record tax related assets or liabilities have been appropriate.  Should tax laws change, or the taxing authorities determine that management’s assumptions were inappropriate, an adjustment may be required which could have a material effect on the Company’s results of operations.

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

On July 7, 2008, Benefit Plans Administrative Services, Inc. (BPAS) completed its acquisition of the Philadelphia division of Alliance Benefit Group MidAtlantic (ABG) from BenefitStreet, Inc.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.  This transaction, which is expected to add approximately $5.0 million in annual revenues, adds valuable capacity to support BPAS’s growing customer base of more than 300 actuarial engagements, administration of over 200,000 defined contribution and flexible spending participant accounts.

On June 25, 2008, the Company announced an agreement to acquire 18 branch-banking centers in northern New York State from Citizens Financial Group, Inc. (Citizens) in an all-cash transaction.  Under the terms of the agreement, the company will acquire approximately $115 million in loans and $590 million in deposits at a blended deposit premium of 12%.  The Company has obtained all customary regulatory approvals and this acquisition is expected to close during the fourth quarter of 2008.  In support of the transaction, the Company issued approximately $50 million of equity capital in October 2008.  Excluding one-time expenses, the transaction is expected to be accretive to earnings per share, inclusive of the impact of the additional equity issuance, in the first year.

On June 1, 2007, the Company completed its acquisition of TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.8 million.  Based in Tupper Lake, NY, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc.  On a consolidated basis, TLNB had approximately $100 million in assets and $87 million of deposits at the time of acquisition.

On May 18, 2007, the Company’s subsidiary, BPAS, completed its acquisition of Hand Benefits & Trust, Inc. (HBT) in an all-cash transaction.  HBT is a Houston, Texas based provider of employee benefit plan administration and trust services.

Third quarter and September year-to-date 2008 earnings per share were $0.39 and $1.13, respectively, an increase of $0.02 and $0.11 as compared to the respective prior year periods.  The increase was driven by strong organic loan and core deposit growth, continued expansion of non-interest income sources, improved net interest margin and continued solid asset quality results.  These were partially offset by a higher provision for loan losses and increased operating expenses.  Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.44 versus $0.41 for the prior year’s third quarter and $1.27 versus $1.16 for the prior year-to-date period.

Asset quality in the third quarter of 2008 and in the first nine months of the year remain at or near the historically favorable levels achieved over the last few years.  Net charge-offs and nonperforming loan and total delinquent loan ratios increased, but remained below historical average quarterly levels.  The Company experienced solid year-over-year organic loan growth in all portfolios: consumer installment, consumer mortgage and business lending.  Average balances in the investment portfolio decreased as compared to the third quarter of 2007.  Average deposits increased in the third quarter of 2008 as compared to the second quarter of 2008 and declined from the third quarter of 2007.  These changes supported the Company’s objective of lowering its overall funding costs by reducing higher cost time deposits, and focusing on expanding core account relationships.  Average external borrowings increased from the second quarter of this year in anticipation of the significant additional liquidity expected to be received from the Citizens’ branch acquisition in the fourth quarter.  In December 2007, the Company refinanced $150 million of its fixed rate Federal Home Loan Bank (FHLB) advances, replacing them with lower cost instruments with similar remaining duration, and in the first quarter of 2008 the Company redeemed $25 million of variable-rate trust preferred securities.  These restructuring strategies had a positive impact on the Company’s net interest margin in the first nine months of 2008.

Net Income and Profitability

As shown in Table 1, earnings per share for the third quarter and September YTD of $0.39 and $1.13, respectively, were $0.02 and $0.11 higher than the EPS generated in the same periods of last year.  Net income for the quarter of $11.8 million was up 6.9% over the third quarter of 2007 and net income of $34.0 million for the first nine months of 2008 increased 9.4% from the amount earned in the same period of 2007.  As compared to the second quarter of 2008, net income increased  $0.5 million or 4.4% and earnings per share increased $0.02 or 5.4%.

Third quarter net interest income of $37.1 million was up $2.8 million or 8.1% from the comparable prior year period, and net interest income for the first nine months of 2008 increased $7.1 million or 7.1% over the first nine months of 2007.  The current quarter’s provision for loan losses increased $1.5 million as compared to the third quarter of 2007 and increased $3.2 million for the first nine months of 2008 as compared to the same periods of 2007, primarily reflective of organic loan growth during the year.  Third quarter noninterest income, excluding securities gains and losses, was $19.4 million, up $1.8 million or 10.2% from the third quarter of 2007, while YTD noninterest income of $54.4 million increased $8.3 million or 18% from the prior year level.  Operating expenses of $39.3 million for the quarter and $114.6 million for the first nine months of 2008 were up $2.5 million or 6.8% and $9.8 million or 9.3% respectively, from the comparable prior year periods.  Significant portions of the increases were attributable to the acquisition of ABG during the third quarter of 2008 and HBT and TLNB during the second quarter of 2007.

In addition to the earnings results presented above in accordance with generally accepted accounting principles (GAAP), the Company provides cash earnings per share (a non-GAAP measure), which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments.  Management believes that this information helps investors better understand the impact of acquisition activity on reported results.  Cash earnings per share for the third quarter and the first nine months of 2008 were $0.44 and $1.27, respectively, up 7.3% and 9.5% from the $0.41 and $1.16, respectively, earned in the comparable periods of 2007.

As reflected in Table 1, the primary reasons for improved earnings over the prior year were higher net interest income and noninterest income, partially offset by higher operating expenses and loan loss provision.  Net interest income for the third quarter and year-to-date period increased as compared to the comparable periods of 2007 as a result of higher net interest margins as well as acquired and organic loan growth.  Excluding security gains and losses, noninterest income increased due to a strong performance by the Company’s employee benefits consulting and plan administration business, as a result of organic growth and the acquisitions of HBT and ABG, as well as higher banking service fees, including account fees and debit card related revenues.  An increase in total loans and higher net charge-offs were the primary reasons for the increase in the loan loss provision.  Operating expenses increased for the quarter and year-to-date periods, primarily due to costs associated with the three acquisitions completed in the last year, as well as higher volume-based processing costs, increased facility-based utilities and maintenance costs, and higher personnel expenses.  As compared to the second quarter of 2008, operating expenses increased $2.3 million or 6.2%, primarily due to the acquisition of ABG in July 2008.

A condensed income statement and a reconciliation of GAAP-based earnings results to cash-based earnings results are as follows:

Table 1: Summary Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2008	2007	2008	2007
Net interest income	$37,073	$34,280	$108,111	$100,985
Provision for loan losses	1,985	510	4,335	1,124
Noninterest income excluding security losses	19,383	17,588	54,420	46,093
(Loss) gain on sales of investment securities	0	(16)	230	(24)
Operating expenses	39,256	36,765	114,585	104,816
Income before taxes	15,215	14,577	43,841	41,114
Income taxes	3,429	3,548	9,870	10,070
Net income	$11,786	$11,029	$33,971	$31,044

Diluted earnings per share	$0.39	$0.37	$1.13	$1.02

Table 2:  Reconciliation of GAAP Net Income to Cash Net Income (Non-GAAP measure)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s omitted)	2008	2007	2008	2007
Net income	$11,786	$11,029	$33,971	$31,044
After-tax cash adjustments:
Amortization of market value adjustments
on net assets acquired in mergers	147	172	452	526
Amortization of intangible assets	1,338	1,233	3,799	3,568
Net income – cash	$13,271	$12,434	$38,222	$35,138

Diluted earnings per share – cash	$0.44	$0.41	$1.27	$1.16

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

As shown in Table 3a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter of 2008 was $40.7 million, a $2.8 million increase from the same period last year.  A $21.2 million increase in interest-earning assets and a 26 basis point increase in the net interest margin versus the prior year offset a $5.8 million increase in average interest-bearing liabilities.  As reflected in Table 4, the rate decreases on interest bearing liabilities and the volume increases in interest earning assets had a $7.0 million favorable impact on net interest income, while the decrease in rate on interest bearing assets and higher interest bearing liability balances had a $4.2 million unfavorable impact on net interest income.  September 2008 YTD net interest income of $119.4 million increased $7.2 million or 6.5% from the year earlier period.  An $84.5 million increase in interest bearing assets and a 15 basis point increase in the net interest margin more than offset a $75.0 million increase in interest bearing liabilities.  The increase in interest earning asset balances and a lower rate on interest bearing liabilities had a $17.5 million favorable impact that was partially offset by a $10.2 million unfavorable impact from the decrease in the rate on interest bearing assets and the increase in interest bearing liability balances.

Higher third quarter and September YTD average loan balances were attributable to $188.2 million of quarterly average organic loan growth since the third quarter of 2007, driven by growth in all portfolios: consumer installment, consumer mortgage and business lending.  Average investments and cash equivalents for the third quarter and YTD periods were $167.0 million and $76.5 million lower than the respective periods of 2007, primarily due to cash flows from maturing investments being used to fund loan growth.  In comparison to the prior year, total average deposits declined $70.5 million or 2.1% and $25.6 million or 0.8% for the quarter and YTD periods, respectively.  Consistent with the Company’s funding mix objectives, average core deposit balances increased $99 million or 5.4% since the third quarter of 2007, while time deposits were allowed to decline $169 million during the same timeframe.  Quarterly average borrowings increased $82.5 million as compared to the third quarter of 2007 primarily due to the short-term funding added that will be replaced by the significant additional liquidity expected to be received from the Citizens’ branch acquisition.  YTD average borrowings increased $105.9 million as compared to the first nine months of 2007 primarily due to the all-cash acquisitions of TLNB, HBT, and ABG, partially offset by the redemption of $25 million of fixed rate trust preferred securities in the first quarter of 2008.

The net interest margin of 3.82% for the third quarter and 3.80% for the year to date period increased 26 basis points and 15 basis points, respectively, versus the same periods in the prior year.  The improvement was primarily attributable to a 63 basis point and a 44 basis point decrease in the cost of funds for the quarter and year-to-date periods, respectively, as compared to the prior year periods. The decrease in the cost of funds was due to a 73 basis point and 48 basis point decrease in the rate paid on interest bearing deposits for the third quarter and YTD periods, respectively, and a 90 basis point and 85 basis point decrease in the rate paid on external borrowings for the third quarter and YTD periods, respectively.  Partially offsetting these improvements was a 37 basis point and 27 basis point decline in earning assets yields for the quarter and YTD periods, respectively, as compared to the comparable periods of 2007.  The change in earning-asset yields was driven by a 57 basis point and 39 basis point decrease in loan yields for the quarter and YTD periods, respectively, and a five basis point and nine basis point decline in the investment yields for the quarter and YTD periods, respectively, mostly as a result of higher rate investments maturing and variable and adjustable-rate assets repricing downward due to the decline in fed funds and other short and medium-term rates.

The third quarter cost of funds decreased 63 basis points versus the prior year’s quarter due to an 90 basis point decrease in the average interest rate paid on external borrowings and a 73 basis point decrease in interest-bearing deposits rates and an increased proportion of non-interest bearing demand deposits.  The decrease in the external borrowing rate is due to the restructuring of $150 million of FHLB advances in December 2007 and the redemption of $25 million of variable rate, trust-preferred securities in January 2008.  Additionally, the long-term rate was impacted by the 256 basis point decrease in the three month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $25 million of the mandatorily redeemable preferred securities is based.  Interest rates on selected categories of deposit accounts were lowered throughout the fourth quarter of 2007 and the first nine months of 2008 in response to market conditions.  In addition, the proportion of customer deposits in higher cost time deposits has declined 4.3 percentage points over the last twelve months, while the percentage of deposits in lower cost checking and savings accounts increased.

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

Table 3a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
(000's omitted except yields and rates)	September 30, 2008			September 30, 2007
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$4,320	$24	2.18%	$90,628	$1,181	5.17%
Taxable investment securities (1)	766,582	9,811	5.09%	881,200	11,891	5.35%
Nontaxable investment securities (1)	511,299	8,758	6.81%	477,369	8,184	6.80%
Loans (net of unearned discount)	2,963,504	46,866	6.29%	2,775,337	47,995	6.86%
Total interest-earning assets	4,245,705	65,459	6.13%	4,224,534	69,251	6.50%
Noninterest-earning assets	466,718			454,784
Total assets	$4,712,423			$4,679,318

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,348,288	2,691	0.79%	$1,255,656	3,640	1.15%
Time deposits	1,310,393	12,070	3.66%	1,479,693	16,651	4.46%
Short-term borrowings	477,139	4,644	3.87%	307,090	3,147	4.07%
Long-term borrowings	449,292	5,336	4.72%	536,859	7,888	5.83%
Total interest-bearing liabilities	3,585,112	24,741	2.75%	3,579,298	31,326	3.47%
Noninterest-bearing liabilities:
Demand deposits	590,098			583,946
Other liabilities	49,964			53,902
Shareholders' equity	487,249			462,172
Total liabilities and shareholders' equity	$4,712,423			$4,679,318

Net interest earnings		$40,718			$37,925
Net interest spread			3.38%			3.03%
Net interest margin on interest-earnings assets			3.82%			3.56%

Fully tax-equivalent adjustment		$3,645			$3,645

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

Table 3b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
(000's omitted except yields and rates)	September 30, 2008			September 30, 2007
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$25,983	$482	2.48%	$93,535	$3,658	5.23%
Taxable investment securities (1)	760,567	30,303	5.32%	807,283	33,384	5.53%
Nontaxable investment securities (1)	525,530	27,154	6.90%	487,771	25,178	6.90%
Loans (net of unearned discount)	2,885,267	139,375	6.45%	2,724,307	139,364	6.84%
Total interest-earning assets	4,197,347	197,314	6.28%	4,112,896	201,584	6.55%
Noninterest-earning assets	467,623			449,510
Total assets	$4,664,970			$4,562,406

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,304,616	7,926	0.81%	$1,222,630	10,415	1.14%
Time deposits	1,356,937	40,569	3.99%	1,469,769	48,088	4.37%
Short-term borrowings	441,347	13,321	4.03%	207,652	6,406	4.12%
Long-term borrowings	451,971	16,108	4.76%	579,775	24,526	5.66%
Total interest-bearing liabilities	3,554,871	77,924	2.93%	3,479,826	89,435	3.44%
Noninterest-bearing liabilities:
Demand deposits	569,764			564,526
Other liabilities	53,851			53,914
Shareholders' equity	486,484			464,140
Total liabilities and shareholders' equity	$4,664,970			$4,562,406

Net interest earnings		$119,390			$112,149
Net interest spread			3.35%			3.11%
Net interest margin on interest-earnings assets			3.80%			3.65%

Fully tax-equivalent adjustment		$11,279			$11,164

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

Table 4: Rate/Volume

	3rd Quarter 2008 versus 3rd Quarter 2007			Nine Months Ended September 30, 2008 versus September 30, 2007
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
(000's omitted)
Interest earned on:
Cash equivalents	($720)	($437)	($1,157)	($1,838)	($1,338)	($3,176)
Taxable investment securities	(1,490)	(590)	(2,080)	(1,888)	(1,193)	(3,081)
Nontaxable investment securities	581	(7)	574	1,951	25	1,976
Loans (net of unearned discount)	3,132	(4,261)	(1,129)	7,998	(7,987)	11
Total interest-earning assets (2)	346	(4,138)	(3,792)	4,082	(8,352)	(4,270)

Interest paid on:
Interest checking, savings and money market deposits	253	(1,202)	(949)	660	(3,149)	(2,489)
Time deposits	(1,771)	(2,810)	(4,581)	(3,542)	(3,977)	(7,519)
Short-term borrowings	1,663	(166)	1,497	7,057	(142)	6,915
Long-term borrowings	(1,173)	(1,379)	(2,552)	(4,910)	(3,508)	(8,418)
Total interest-bearing liabilities (2)	51	(6,636)	(6,585)	1,893	(13,404)	(11,511)

Net interest earnings (2)	191	2,602	2,793	2,335	4,906	7,241

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

Table 5: Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2008	2007	2008	2007
Deposit service fees	$9,044	$8,382	$26,215	$23,184
Benefit plan administration, consulting and actuarial fees	6,931	5,509	19,176	14,248
Wealth management services	2,234	2,185	6,721	6,054
Other banking services	970	1,337	1,710	2,006
Mortgage banking	204	175	598	601
Subtotal	19,383	17,588	54,420	46,093
(Loss)/gain on sales of investment securities	0	(16)	230	(24)
Total noninterest income	$19,383	$17,572	$54,650	$46,069

Noninterest income/total income (FTE)	32.3%	31.7%	31.3%	29.1%

As displayed in Table 5, noninterest income (excluding securities gains and losses) was $19.4 million in the third quarter and $54.4 million for the first nine months of 2008.  This represents an increase of $1.8 million or 10.2% for the quarter, and $8.3 million or 18% for the YTD period in comparison to one year earlier.  A significant portion of the growth was attributable to higher benefit plan administration, consulting and actuarial fees, primarily due to the acquisition of HBT in mid-May 2007 and ABG in July 2008.  The remainder of the increase was due to organic growth generated from new clients along with enhanced product offerings to both new and existing customers.  Third quarter and YTD wealth management services revenue increased $0.1 million or 2.2% and $0.7 million or 11%, respectively, despite very challenging market conditions, through both organic growth and acquired insurance agency revenues.

Deposit service fees of $9.0 million and $26.2 million for the third quarter and first nine months of 2008 were up $0.7 million or 7.9% and $3.0 million or 13.1%, respectively, as compared to the prior year periods.  The increase was driven by organic core deposit account growth, higher electronic-banking revenues, including card-related activity, and incremental income generated from acquired branches.   Other banking services decreased $0.4 million and $0.3 million for the third quarter and first nine months, respectively, primarily due to a decline in proceeds from certain life insurance arrangements and a lower level of dividends from the Company’s credit life and disability programs.

The ratio of noninterest income to total income (FTE basis) was 32.3% for the quarter and 31.3% for the year-to-date period versus 31.7% and 29.1% for the comparable periods in 2007.  This improvement is a function of organic and acquired noninterest banking and financial services income (excluding net security gains) growth that outpaced the growth of net interest income.

Operating Expenses

Table 6 below sets forth the quarterly and YTD results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness used in the banking industry.

Table 6: Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2008	2007	2008	2007
Salaries and employee benefits	$21,130	$19,099	$61,288	$55,771
Occupancy and equipment	5,305	4,884	16,067	14,109
Data processing and communications	4,284	4,240	12,369	11,613
Amortization of intangible assets	1,727	1,629	4,903	4,725
Legal and professional fees	1,095	1,365	3,295	3,606
Office supplies and postage	1,260	1,168	3,775	3,222
Business development and marketing	1,174	1,800	4,003	4,288
Other	3,281	2,580	8,885	7,482
Total operating expenses	$39,256	$36,765	$114,585	$104,816

Operating expenses/average assets	3.31%	3.12%	3.28%	3.07%
Efficiency ratio	62.4%	63.1%	63.1%	63.0%

As shown in Table 6, third quarter 2008 operating expenses were $39.3 million, up $2.5 million or 6.8% from the prior year level.  Year-to-date operating expenses of $114.6 million rose $9.8 million or 9.3% compared to the same period in 2007.  A significant portion of the increase for the quarter was attributable to incremental operating expenses related to the ABG acquisition.  For the year to date period, a significant portion of the increase is a result of the three acquisitions over the last year, ABG, TLNB and HBT.  Additionally, the increase in operating expenses can be attributed to annual merit and other personnel related costs ($1.3 million for the quarter, $2.8 million for YTD), higher facility-based utility and maintenance costs ($0.4 million for the quarter, $1.5 million YTD), higher volume-based data processing and communication costs ($0.5 million YTD), and an increased level of FDIC premiums ($0.6 million for the quarter and $0.7 million for the YTD period).  A portion of the increase in data processing and communications costs, reflects the Company’s continued investment in strategic technology to expand and enhance its service offerings.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 62.4% for the third quarter, slightly below the comparable quarter of 2007.  This resulted from operating expenses (as described above) increasing 7.0% primarily due to the acquisitions in the last year, while recurring operating income increased at a faster rate of 8.3%.  The efficiency ratio of 63.1% for the first nine months of 2008 was up 0.1 percentage points from a year earlier due to core operating expenses increasing 10.0% while recurring operating income increased at a slightly slower rate of 9.8%.   In both periods, the efficiency ratios were adversely affected by the growing proportion of financial services activities, which, due to the differing nature of their business, carry proportionately higher efficiency ratios.  Operating expenses as a percentage of average assets increased 19 basis points and 21 basis points for the quarter and year to date periods, respectively, as operating expenses increased 6.8% and 9.3%, respectively, while average assets increased 0.7% and 2.2%, respectively, during the same time periods.  This ratio was impacted by the comparatively higher growth rates of the financial services businesses, which are less asset-intensive and the planned reduction of the investment portfolio, which has nominal marginal expense attributes.

Income Taxes

The third quarter effective income tax rate was 22.5%, compared to the 24.3% effective tax rate in the third quarter of 2007.  The year-to-date effective tax rate was 22.5% as compared to the 24.5% for the first nine months of 2007.   The lower effective tax rate for 2008 was principally a result of a higher proportion of pre-tax income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.28 billion at the end of the third quarter, a decrease of $108.1 million from December 31, 2007 and $150.2 million from September 30, 2007.  The book value (excluding unrealized gains and losses) of investments decreased $75.7 million and $125.9 million from December 31, 2007 and September 30, 2007, respectively.  The Company has made an active decision to use a majority of investment run-off to help fund strong loan growth, rather than reinvest in the interest rate conditions for most of this period.  The short-term agency securities purchased during the third quarter of 2007 matured during the fourth quarter of 2007 and the first quarter of 2008.  Cash flows from these securities provided an opportunity to invest in municipal securities that improved the Company’s interest rate sensitivity position. The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of obligations of state and political subdivisions and mortgage-backed securities, and a decrease in U.S. Treasury and Agency, collateralized mortgage obligations and corporate securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains and losses in the available for sale portfolio at a point in time.  At September 30, 2008, the portfolio had a $15.2 million net unrealized loss, a decrease of $32.4 million from the unrealized gain at December 31, 2007 and a decrease of $24.2 million from the unrealized gain at September 30, 2007.  This fluctuation is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Included in the available for sale portfolio are pooled trust preferred securities with a current par value of $74.6 million and unrealized losses of $24.3 million at September 30, 2008.  The underlying collateral of these assets are principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior, cash flow, tranche of the pools and continue to be rated “AAA”.  All other tranches in these pools will incur losses before this tranche is impacted.  The fair value of these securities was based on a discounted cash flow model using market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions may have a significant effect on the reported fair values.  The use of different assumptions, as well as, changes in market conditions, could result in materially different fair values.  The Company has the intent and ability to hold these securities to recovery and does not consider these investments to be other-than temporarily impaired as of September 30, 2008. Other than temporary impairment assessments are based on an evaluation of both current and future market and credit conditions as of September 30, 2008.  Subsequent changes in market or credit conditions could change those evaluations.

Table 7: Investments
	September 30 ,2008		December 31, 2007		September 30, 2007
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and Agency securities	$86,947	$85,829	$127,055	$127,382	$127,092	$124,658
Obligations of state and political subdivisions	11,608	11,637	6,207	6,289	5,718	5,723
Other securities	3,196	3,196	3,988	3,988	3,996	3,996
Total held-to-maturity portfolio	101,751	100,662	137,250	137,659	136,806	134,377

Available-for-Sale Portfolio:
U.S. Treasury and Agency securities	318,834	322,299	432,832	438,526	563,041	564,020
Obligations of state and political subdivisions	508,608	514,109	532,431	543,963	475,338	484,823
Corporate securities	35,605	34,376	40,457	40,270	40,492	39,708
Collateralized mortgage obligations	27,599	27,729	34,451	34,512	36,265	36,058
Pooled trust preferred securities	72,766	50,325	73,089	72,300	48,072	48,071
Mortgage-backed securities	177,668	177,007	72,655	73,525	72,479	71,985
Subtotal	1,141,080	1,125,845	1,185,915	1,203,096	1,235,687	1,244,665
Equity securities	56,180	56,180	51,526	51,526	52,459	52,459
Total available-for-sale portfolio	1,197,260	1,182,025	1,237,441	1,254,622	1,288,146	1,297,124

Net unrealized (loss) gain on available-for-sale portfolio	(15,235)	0	17,181	0	8,978	0
Total	$1,283,776	$1,282,687	$1,391,872	$1,392,281	$1,433,930	$1,431,501

Loans

As shown in Table 8, loans ended the third quarter at $3.0 billion, up $183.0 million or 6.5% from year-end 2007 and up $212.1 million or 7.6% versus one year earlier.  On an organic basis, average loans were up $188.2 million versus one year earlier, with solid growth in all portfolios; consumer mortgage, consumer installment and business lending.  All three portfolios also grew during the third quarter, with increases of $17.3 million in the business lending portfolio, $24.4 million in the consumer mortgage portfolio, and $40.1 million in the consumer installment portfolio.

Table 8: Loans

(000's omitted)	September 30, 2008		December 31, 2007		September 30, 2007
Business lending	$1,028,400	34.2%	$984,780	34.9%	$972,394	34.8%
Consumer mortgage	1,039,530	34.6%	977,553	34.7%	969,567	34.7%
Consumer installment	936,100	31.2%	858,722	30.4%	849,949	30.5%
Total loans	$3,004,030	100.0%	$2,821,055	100.0%	$2,791,910	100.0%

Business lending increased $43.6 million in the first nine months of 2008 and increased $56.0 million versus one year ago.  The intensity of competition the Company faces in some of its markets has eased somewhat due to a portion of  the banks reducing their lending participation due to liquidity and capital restraints they may be facing.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key business segment.

Consumer mortgages increased $70.0 million year-over-year and $62.0 million in the first nine months of 2008.  Consumer mortgage growth has been strong over the last few quarters despite softening demand in the overall market.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio, and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many markets.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, increased $77.4 million in the first nine months of 2008 and increased $86.2 million on a year-over-year basis.  Declines in manufacturer production and industry sale projections indicate continued weakness in the new vehicle market which has created demand in late model used and program car inventories, segments in which the Company is an active participant.  Aggressive business development efforts have created opportunities to strategically expand the Company’s share of the market, helping drive productive growth in this portfolio.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2008 and 2007 and December 31, 2007.

Table 9: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2008	2007	2007
Nonaccrual loans	$9,463	$7,140	$7,774
Accruing loans 90+ days delinquent	1,018	622	451
Restructured loans	1,033	1,126	1,158
Total nonperforming loans	11,514	8,888	9,383
Other real estate owned (OREO)	837	1,007	1,097
Total nonperforming assets	$12,351	$9,895	$10,480

Allowance for loan losses to total loans	1.25%	1.29%	1.31%
Allowance for loan losses to nonperforming loans	325%	410%	388%
Nonperforming loans to total loans	0.38%	0.32%	0.34%
Nonperforming assets to total loans and other real estate	0.41%	0.35%	0.38%
Delinquent loans (30 days past due to nonaccruing) to total loans	1.26%	1.10%	1.10%
Net charge-offs to average loans outstanding (quarterly)	0.23%	0.13%	0.11%
Loan loss provision to net charge-offs (quarterly)	117%	98%	68%

As displayed in Table 9, nonperforming assets at September 30, 2008 were $12.4 million, an increase of $1.9 million versus one year earlier and a $2.5 million increase as compared to the level at the end of 2007.  Nonperforming loan ratios increased slightly during the third quarter of 2008, but remain at or near historically low levels, reflective of disciplined credit management and relatively stable economic conditions in the Company’s markets over the past few years.  Other real estate owned (OREO) decreased $0.2 million and $0.3 million from year-end 2007 and one-year ago, respectively, a result of the Company managing 15 OREO properties at September 30, 2008 as compared to 18 OREO properties at September 30, 2007.  No single property has a carrying value in excess of $200,000.  This trend also reflects the low level of foreclosure activity in the Company’s markets and its specific portfolio in comparison to national markets.

Nonperforming loans were 0.38% of total loans outstanding at the end of the third quarter, six basis points higher than the level at December 31, 2007 and four basis points higher than the 0.34% at September 30, 2007.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 325% at the end of the third quarter compared to 410% at year-end 2007 and 388% at September 30, 2007, reflective of a favorable and stable overall asset quality profile, combined with slightly higher nonaccrual loan levels.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.26% at the end of the third quarter, slightly higher than the 1.10% at year-end 2007 and September 30, 2007.  The commercial loan and real estate loan delinquency ratios at the end of the third quarter increased in comparison to December 31, 2007 and September 30, 2007.  The consumer installment loan delinquency rate decreased as compared to both December 31, 2007 and September 30, 2007.  The delinquency levels at the end of the current quarter remain favorable and are only slightly above the Company’s average of 1.18% over the previous twelve quarters.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$37,128	$36,690	$36,427	$36,313
Charge-offs:
Business lending	761	241	1,444	776
Consumer mortgage	46	37	160	317
Consumer installment	1,744	1,229	4,397	3,641
Total charge-offs	2,551	1,507	6,001	4,734
Recoveries:
Business lending	59	116	400	762
Consumer mortgage	101	47	156	68
Consumer installment	691	591	2,096	2,167
Total recoveries	851	754	2,652	2,997

Net charge-offs	1,700	753	3,349	1,737
Provision for loans losses	1,985	510	4,335	1,124
Allowance for acquired loans	0	0	0	747
Allowance for loan losses at end of period	$37,413	$36,447	$37,413	$36,447

Net charge-offs to average loans outstanding:
Business lending	0.27%	0.05%	0.14%	0.00%
Consumer mortgage	-0.02%	0.00%	0.00%	0.04%
Consumer installment	0.46%	0.30%	0.35%	0.24%
Total loans	0.23%	0.11%	0.16%	0.09%

As displayed in Table 10, net charge-offs during the third quarter were $1.7 million, $0.9 million higher than the equivalent 2007 period.  The consumer installment and business lending portfolios experienced increases in the level of charge-offs as compared to the historically low levels experienced in the third quarter of 2007.  The business lending charge-offs included a $0.5 million charge-off on a single commercial relationship, which was specifically reserved for in a previous quarter.  The consumer mortgage portfolio experienced a larger net recovery for the third quarter of 2008 as compared to the net recovery in the third quarter of 2007.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter was 0.23%, twelve basis points higher than the comparable quarter of 2007 and four basis points higher than the average charge-off ratio for the previous twelve quarters.  Net charge-offs and the corresponding net charge-off ratios are above the historical low levels experienced in 2007, but continue to be well below the long-term average net charge-off levels.

The consumer mortgage portfolio experienced a net recovery for the quarter, while the consumer installment and business lending net charge-off ratios for the third quarter of 0.46% and 0.27%, respectively, increased 16 basis points and 22 basis points versus prior year levels.   For the year-to-date period, the consumer mortgage portfolio experienced almost no net charge-offs, while the consumer installment and business lending charge-off ratios were higher by 11 basis points and 14 basis points, respectively, but still at a favorable level.

A loan loss allowance of $37.4 million was determined as of September 30, 2008, necessitating a $2.0 million loan loss provision for the quarter, compared to $0.5 million one year earlier, driven by the growth in the loan portfolio and an increased level of net charge--offs.  The allowance for loan losses rose $1.0 million or 2.7% over the last 12 months, less than the 7.6% growth in the loan portfolio over the same period.  Contributing to the changes were the favorable charge-off, nonperforming and delinquency trends experienced over the last twelve months.  This contributed to the ratio of allowance for loan loss to loans outstanding declining to 1.25% at the end of the third quarter, six basis points below its level at September 30, 2007 and four basis points lower than the level at December 31, 2007.  The decrease was also slightly impacted by the increased proportion of low-risk consumer mortgage and home equity loans in the overall loan portfolio, as a result of both organic and acquired growth.

Deposits

As shown in Table 11, average deposits of $3.2 billion in the third quarter increased $6.6 million or 0.2% compared to the fourth quarter of 2007 and decreased $70.5 million or 2.1% versus the third quarter of last year.  Consistent with the Company’s focus on expanding core account relationships and reducing higher cost time deposits, core product relationships grew $98.8 million or 5.4% as compared to the third quarter of 2007 while time deposits were allowed to decline $169.3 million or 11.4%.  Interest checking account balances are above the prior year levels primarily as a result of the continued success of new product initiatives that have been initiated over the last few years.  In addition, the proportion of non-interest bearing demand deposit as a percentage of total deposits has increased over the past year as well.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 2.94% in the third quarter of 2007 to 2.21% in the most recent quarter.

Average third quarter non-public fund deposits were down $66.7 million or 2.2% compared to the year earlier period and decreased $10.6 million or 0.3% versus the fourth quarter of 2007.  Excluding time deposits, non-public deposits for the third quarter were up $102.5 million or 6.1% as compared to the third quarter of 2007.  Average public funds have increased $17.2 million or 8.8% from the fourth quarter of 2007, reflective of historical seasonal patterns, and decreased  $3.8 million or 1.7% from the third quarter of 2007.  The Company continues to focus heavily on growing its core deposits through enhanced marketing and training programs and new product offerings introduced during the past two and a half years.  The success of these efforts is demonstrated by the solid organic core deposit growth generated over the past year.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2008	2007	2007
Demand deposits	$590,098	$574,266	$583,946
Interest checking deposits	501,223	464,996	458,994
Savings deposits	457,742	451,148	462,895
Money market deposits	389,323	329,566	333,767
Time deposits	1,310,393	1,422,159	1,479,693
Total deposits	$3,248,779	$3,242,135	$3,319,295

Non-public fund deposits	$3,035,463	$3,046,018	$3,102,204
Public fund deposits	213,316	196,117	217,091
Total deposits	$3,248,779	$3,242,135	$3,319,295

Borrowings

Borrowings of $1.0 billion at the end of the third quarter increased $74.3 million from December 31, 2007 and were up $55.2 million versus the end of the third quarter of 2007.  Borrowings were up primarily due to the need to supplement the funding of strong organic loan growth and provide temporary financing for investment purchases made in advance of the significant amount of liquidity that will be provided by the Citizens acquisition.  In December 2007, the Company refinanced $150 million of its fixed rate FHLB advances, replacing them with lower cost instruments with similar remaining duration and conducted an early redemption of $25 million of its variable rate, trust-preferred securities in January 2008.  These restructuring strategies helped reduce the Company’s interest expense on external borrowings and consequently had a positive impact on its net interest margin in the first nine months of 2008.

Shareholders’ Equity

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1.5 million of its outstanding shares in open market or privately negotiated transactions.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions.  All reacquired shares will become treasury shares and will be used for general corporate purposes, including those related to employee and director stock plan activities.  Through September 30, 2008, the Company had repurchased 1,464,811 shares at an aggregate cost of $31.5 million under this program.

Total shareholders’ equity of $483.1 million at the end of the third quarter increased $4.3 million from the balance at December 31, 2007.  This change consisted of net income of $34.0 million, $8.0 million from shares issued under the employee stock plan, and  $1.6 million from employee stock options earned, partially offset by dividends declared of $19.1 million and a $20.2 million decrease in other comprehensive income.  The other comprehensive loss is comprised of a $20.2 million decrease in the after-tax market value adjustment on the available-for-sale investment portfolio, and a $0.1 million decrease in the after-tax market value adjustment on the interest rate swap, partially offset by a positive $0.2 million adjustment to the funded status of the Company’s retirement plans.  Over the past 12 months total shareholders’ equity increased by $14.7 million, as net income, positive contributions from shares issued under the employee stock plan and the funded status of the Company’s defined benefit pension and other postretirement plans, more than offset dividends declared, treasury stock purchases, and a lower market value adjustment.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.73% at the end of the third quarter, down seven basis points from year-end 2007 and six basis points higher than its level one year ago.  The decrease in the Tier I leverage ratio compared to December 31, 2007 is primarily the result of the early redemption of $25 million of variable-rate trust preferred securities in the first quarter of 2008.  The increase in the Tier I ratio, as compared to the prior year third quarter, was the result of a 1.6% increase in Tier I capital (includes shareholders equity and trust preferred securities and excludes intangibles and the market value adjustment), combined with a smaller 0.7% increase in average assets excluding intangibles and the market value adjustment.  The year-over-year increase was mostly attributable to the positive capital contributions from net income being greater than the impact of dividends declared and the early redemption of the trust preferred securities.  The tangible equity-to-assets ratio of 5.02% increased one basis point versus December 31, 2007 and increased 36 basis points versus September 30, 2007, due to shareholders equity excluding intangible assets growing at a faster pace than assets excluding intangibles.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2008 was 56.3%, down from 58.8% for the first nine months of 2007.  The ratio decreased because net income increased 9.4% while dividends declared increased at a lesser 4.9%.  The expansion of dividends declared was caused by the dividend per share being raised 5.0% in August 2007, from $0.20 to $0.21, and from $0.21 to $0.22 in August 2008 and a slight increase in the number of shares outstanding.  On a cash earnings basis, the dividend payout ratio was 50.0% for the first nine months of 2008 as compared to 51.9% for the first nine months of 2007.

Liquidity

The overall objective of the Company’s liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of lending and investment opportunities.  The Company manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  The Company’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  The Company also generates cash through borrowings.  The Company utilizes Federal Home Loan Bank advances as well as other sources to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of September 30, 2008, this ratio was 10.4% for 30 days and 10.5% for 90 days, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank (FHLB).

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using September 30, 2008 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth-low to mid single digit growth in loans and deposits, while using the cashflows from investment contractual maturities and prepayments to repay short-term capital market borrowings.

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

•	Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2008
+ 200 basis points	(0.7%)
- 100 basis points	(4.0%)

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2008.

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

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007 (filed with the SEC on March 13, 2008).  In addition, given the current market and industry conditions, the following risks and uncertainties should be considered.

Current levels of market volatility are unprecedented
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect the Company.
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due. There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

The impact on the Company of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects.  The Company may face increased regulation of its industry.  Compliance with such regulation may increase costs and limit the Company’s ability to pursue business opportunities. Also, participation in specific programs may subject the Company to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) the Company’s ability to increase dividends or to repurchase its common stock for so long as any securities issued under such program remain outstanding. It will also subject the Company to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether the Company participates or not, may have an adverse effect on the Company.  Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. The Company may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if the Company does not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of the Company’s participation in such programs cannot reliably be determined at this time.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions.  On December 20, 2006, the Company extended the program through December 31, 2008 and announced an additional two-year authorization to repurchase up to 900,000 of its shares in open market or privately negotiated transactions.  These repurchases will be for general corporate purposes, including those related to stock plan activities.  The following table shows treasury stock purchases during the third quarter of 2008.

	Number of	Average Price	Total Number of Shares	Maximum Number of Shares
	Shares	Paid	Purchased as Part of Publicly	That May Yet Be Purchased
	Purchased	Per share	Announced Plans or Programs	Under the Plans or Programs
July 2008	0	$0	0	935,189
August 2008	0	0	0	935,189
September 2008	0	0	0	935,189
Total	0	$0	0

Item 3.                      Defaults Upon Senior Securities

Not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ended September 30, 2008.

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

Community Bank System, Inc.

Date: November 6, 2008	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: November 6, 2008	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer