Form 10-K
period 2008-12-31
COMMUNITY BANK SYSTEM INC
filed 2009-03-13
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

  ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________ .

Commission file number 001-13695

COMMUNITY BANK SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1213679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5790 Widewaters Parkway, DeWitt, New York	13214-1883
( Address of principal executive offices)	(Zip Code)
 (315) 445-2282
Registrant's telephone number, including area code

Securities registered pursuant of Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☒ ..

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $599,542,522 .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 32,741,623 shares of Common Stock, $1.00 par value, were outstanding on February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE.

             Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 20, 2009 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

Exhibit Index is located on page 81 of 90

TABLE OF CONTENTS

PART I			Page

Item	1.	Business	3
Item	1A.	Risk Factors	8
Item	1B.	Unresolved Staff Comments	10
Item	2.	Properties	11
Item	3.	Legal Proceedings	11
Item	4.	Submission of Matters to a Vote of Security Holders	11
Item	4A.	Executive Officers of the Registrant	11

PART II

Item	5.	Market for Registrant's Common Stock, Related Shareholders Matters and Issuer Purchases of Equity Securities	12
Item	6.	Selected Financial Data	15
Item	7.	Management's Discussion and Analysis of Financial Condition and Results ofOperations	16
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	41
Item	8.	Financial Statements and Supplementary Data:
		Consolidated Statements of Condition	44
		Consolidated Statements of Income	45
		Consolidated Statements of Changes in Shareholders' Equity	46
		Consolidated Statements of Comprehensive Income	47
		Consolidated Statements of Cash Flows	48
		Notes to Consolidated Financial Statements	49
		Report on Internal Control over Financial Reporting	77
		Report of Independent Registered Public Accounting Firm	78
		Two Year Selected Quarterly Data	79

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item	9A.	Controls and Procedures	79
Item	9B.	Other Information	79

PART III

Item	10.	Directors, and Executive Officers and Corporate Governance	80
Item	11.	Executive Compensation	80
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
Item	13.	Certain Relationships and Related Transactions and Directors Independence	80
Item	14.	Principal Accounting Fees and Services	80

PART IV

Item	15.	Exhibits, Financial Statement Schedules	81
Signatures			84

Part I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc.  These forward-looking statements by their nature address matters that involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set forth herein under the caption “Forward-Looking Statements.”  The share and per-share information in this document has been adjusted to give effect to a two-for-one stock split of the Company’s common stock effected as of April 12, 2004.

Item 1. Business

Community Bank System, Inc. ("the Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a single bank holding company which wholly-owns five subsidiaries: Community Bank, N.A. (“the Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Company, Inc. (“FJRC”) and Town & Country Agency LLC (“T&C”).  BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC (“BPA”), Harbridge Consulting Group LLC (“Harbridge”) and Hand Benefit & Trust Company (“HBT”).  BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Company maintains a website at communitybankna.com and firstlibertybank.com.  Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company’s website free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  The information on the website is not part of this filing.  Copies of all documents filed with the SEC can also be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov.

The Bank’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The Bank operates 145 customer facilities throughout 28 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”) and CBNA Insurance Agency, Inc (“CBNA Insurance”).  CISI provides broker-dealer and investment advisory services.  TMC provides cash management, investment, and treasury services to the Bank.  PFC primarily acts as an investor in residential real estate loans.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  FLSC provides banking-related services to the Pennsylvania branches of the Bank. Brilie is an inactive company.  CBNA Insurance is a full-service property and casualty insurance agency.

 Acquisition History (2004-2008)

Citizens Branches Acquisition
On November 7, 2008, the Company acquired 18 branch-banking centers in northern New York from Citizens Financial Group, Inc. (“Citizens”) in an all cash transaction.  The Company acquired approximately $109 million in loans and $565 million in deposits at a blended deposit premium of 12%.  In support of the transaction, the Company issued approximately $50 million of equity capital in the form of common stock in October 2008.

Alliance Benefit Group MidAtlantic
On July 7, 2008, Benefit Plans Administrative Services, Inc. (“BPAS”), a wholly owned subsidiary of the Company, acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (ABG) from BenefitStreet, Inc. in an all cash transaction.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.

Hand Benefits & Trust, Inc.
On May 18, 2007, BPAS, a wholly owned subsidiary of the Company, acquired Hand Benefits & Trust, Inc. (“HBT”) in an all cash transaction.  HBT is a Houston, Texas based provider of employee benefit plan administration and trust services.

TLNB Financial Corporation
On June 1, 2007, the Company acquired TLNB Financial Corporation, parent company of Tupper Lake National Bank (“TLNB”), in an all-cash transaction valued at approximately $17.8 million.  Based in Tupper Lake, NewYork, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc.

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

Dansville Branch Acquisition
On December 3, 2004, the Company acquired a branch office in Dansville, NewYork (“Dansville”) from HSBC Bank USA, N.A. with deposits of $32.6 million and loans of $5.6 million.

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

Services

The Bank is a community bank committed to the philosophy of serving the financial needs of customers in local communities.  The Bank's branches are generally located in smaller towns and cities within its geographic market areas of Upstate New York and Northeastern Pennsylvania. The Company believes that the local character of its business, knowledge of the customers and their needs, and its comprehensive retail and business products, together with responsive decision-making at the branch and regional levels, enable the Bank to compete effectively in its geographic market.   The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank of New York ("FHLB"), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

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

The table below summarizes the Bank’s deposits and market share by the thirty-three counties of New York and Pennsylvania in which it has customer facilities.  Market share is based on deposits of all commercial banks, credit unions, savings and loan associations, and savings banks.

				Number of
							Towns Where
		Deposits as of					Company
		6/30/2008	Market			Towns/	Has 1st or 2nd
County	State	(000's omitted) (1)	Share	Facilities	ATM's	Cities	Market Position
Allegany	NY	$193,007	48.2%	9	8	8	8
Hamilton*	NY	$27,712	47.2%	2	0	2	2
Franklin*	NY	$235,664	45.8%	11	7	7	6
Lewis*	NY	$109,825	44.3%	5	3	4	4
Seneca	NY	$154,307	39.1%	4	3	4	3
Cattaraugus	NY	$283,212	28.9%	10	8	7	7
Yates	NY	$69,225	27.5%	2	2	1	1
St. Lawrence	NY	$337,210	23.2%	12	7	11	10
Clinton*	NY	$275,417	21.5%	8	10	3	3
Wyoming	PA	$85,348	21.2%	4	3	4	3
Essex*	NY	$77,787	15.9%	4	4	4	3
Chautauqua	NY	$223,494	13.9%	12	11	10	7
Schuyler	NY	$18,392	12.1%	1	1	1	0
Livingston	NY	$81,625	11.9%	3	4	3	3
Steuben	NY	$176,768	10.7%	8	7	7	5
Ontario	NY	$152,849	9.9%	7	12	6	4
Lackawanna	PA	$448,417	9.5%	12	12	8	4
Jefferson	NY	$138,670	9.3%	5	5	4	2
Tioga	NY	$34,557	8.4%	2	2	2	1
Chemung	NY	$94,869	7.4%	2	2	1	0
Herkimer	NY	$35,082	5.9%	1	1	1	1
Wayne	NY	$55,679	5.7%	2	4	2	1
Susquehanna	PA	$24,060	4.1%	2	0	2	2
Oswego	NY	$43,952	4.1%	2	2	2	2
Luzerne	PA	$235,429	3.9%	6	7	6	2
Cayuga	NY	$34,969	3.9%	2	2	2	1
Washington*	NY	$20,888	3.4%	1	0	1	1
Warren*	NY	$38,297	2.9%	1	1	1	1
		$3,706,711	11.5%	140	128	114	87

Bradford	PA	$22,450	2.5%	2	2	2	1
Oneida	NY	$53,988	1.3%	1	1	1	1
Tompkins	NY	$9,460	0.5%	1	0	1	0
Onondaga	NY	$12,603	0.1%	1	2	1	0
Erie	NY	$38,671	0.1%	2	2	2	1
		$3,843,883	4.8%	147	135	121	90

(1) Deposit market share data as of June 30, 2008 the most recent information available. Source:  SNL Financial LLC
*  Includes balances of Citizens’ branches acquired in November 2008.

Employees

As of December 31, 2008, the Company employed 1,615 full-time equivalent employees.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

Bank holding companies and national banks are regulated by state and federal law.  The following is a summary of certain laws and regulations that govern the Company and the Bank.  To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the actual statutes and regulations thereunder.

Federal Bank Holding Company Regulation

The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended.  This Act limits the type of companies that Community Bank System, Inc. may acquire or organize and the activities in which it or they may engage.  In general, the Company and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto.  In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System (the “FRB”) to acquire control of any bank; to acquire, with certain exceptions, more than five percent of the outstanding voting stock of any other corporation; or to merge or consolidate with another bank holding company.  As a result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower.  The Financial Modernization Act of 1999 created, among other things, the "financial holding company", a new entity which may engage in a broader range of activities that are "financial in nature", including insurance underwriting, securities underwriting and merchant banking.  Bank holding companies which are well capitalized and well managed under regulatory standards may convert to financial holding companies relatively easily through a notice filing with the FRB, which acts as the "umbrella regulator" for such entities.  The Company may seek to become a financial holding company in the future.

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

The Company and the Bank are subject to minimum capital requirements established, respectively, by the FRB, the OCC (as defined below) and the Federal Deposit Insurance Corporation (“FDIC”).  For information on these capital requirements and the Company’s and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note P to the Financial Statements.

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

Insurance of Deposit Accounts

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC.  Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009.  The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits.  On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF.  On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points for the first quarter of 2009.  The FDIC expects to issue a second final rule in early 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law currently contains extensive customer privacy protection provision.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parities unless the institution discloses to the customer that such information may be provided and the customer is given the opportunity to opt out of such disclosure.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) imposes obligations on U.S. financial institution, including banks and broker dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  In addition, provision of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.  The Company has approved policies and procedures that are believed to be compliant with the USA Patriot Act.

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

The Emergency Economic Stabilization Act of 2008

On October 3, 2008, The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Company did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs.   One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“TARP Capital Purchase Program”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends.  The Company chose not to participate in the TARP Capital Purchase Program.

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

Changes in interest rates affect our profitability and assets
The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and polices of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of our financial assets and liabilities and (3) the average duration of our mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposit and other borrowings.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the result of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

Current levels of market volatility are unprecedented
The capital, credit and financial markets have experienced significant volatility and disruption for more than a year.  These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability of credit, illiquidity in certain securities markets, increasing loan delinquencies, declining consumer confidence and spending, and a reduction of manufacturing and service business activity.  These conditions have also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of stocks of financial institutions.  Management does not expect these difficult market conditions to improve over the short term, and a continuation or worsening of these conditions could exacerbate their adverse effects.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act will stabilize the U.S. economy and financial system
The U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector.  The U.S. Department of the Treasury and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions.  In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability.  There can be no assurance that EESA or ARRA will achieve their intended purposes.  The failure of EESA or ARRA to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely effect the Company’s financial condition, results of operations and/or the trading price of Company stock.

Regional economic factors may have an adverse impact on the Company’s business
The Company’s main markets are located in the states of New York and Pennsylvania.  The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.  A prolonged economic downturn in these markets could negatively impact the Company.

The allowance for loan loss may be insufficient
The Company’s business depends on the creditworthiness of its customers.  The Company periodically reviews the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets.  There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets.

The Company may be adversely affected by changes in banking laws, regulations and regulatory practices
The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The bank holding company is subject to regulation by the FRB and the bank subsidiary is subject to regulation by the OCC.  These regulations affect lending practices, capital structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing investment management and insurance brokerage service, which industries are also heavily regulated on both a state and federal level.  Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operations and financial condition.

FDIC deposit insurance premiums have increased and may increase further in the future
The FDIC’s reserve fund has declined over the past year due to costs associated with bank failures and is expected to continue to decline in the future.  In addition, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2009.  These increases have increased the aggregate amount of deposits that the FDIC insures and thus have exposed the FDIC deposit insurance fund to potentially greater losses.  The FDIC has adopted a plan to restore the reserve fund to the required level by increasing the deposit insurance assessment rates that it currently charges to insured depository institutions.  Any increase will have an adverse impact on the Company’s results of operations in 2009 and in future years, and if the FDIC is required to increase its deposit insurance assessment rate beyond the levels currently contemplated, the adverse impact will be greater.

The Company depends on dividends from its banking subsidiary for cash revenues, but those dividends are subject to restrictions
The ability of the company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.   As of December 31, 2008, the Bank had the capacity to pay up to $4.3 million in dividends to the Company without regulatory approval.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2008 the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

The risks presented by acquisitions could adversely affect our financial condition and result of operations
The business strategy of the Company includes growth through acquisition.  Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.

The Company may be required to record impairment charges related to goodwill, other intangible assets and the investment portfolio
The Company may be required to record impairment charges in respect to goodwill, other intangible assets and the investment portfolio.  Numerous factors, including lack of liquidity for resale of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse actions by regulators, unanticipated changes in the competitive environment or a decision to change the operations or dispose of an operating unit could have a negative effect on the investment portfolio, goodwill or other intangible assets in future periods.

The Company relies on third party service providers
The Company relies on communication, information, operating and financial control systems from third-party service providers.  Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems.  While the Company has policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that their impact can be adequately mitigated.

The Company may be adversely affected by the soundness of other financial institutions
The Company owns common stock of Federal Home Loan Bank of New York (“FHLBNY”) in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLBNY advance program.  The carrying value of the Company’s FHLBNY common stock was $38.0 million as of December 31, 2008.  There are 12 branches of the FHLB, including New York.  Several members have warned that they have either breached risk-based capital requirement or that they are close to breaching those requirements.  To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  The most severe problems in FHLB have been at some of the other FHLB branches.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the systems’ debt, other FHLB branches can be called upon to make the payment.

The Company continually encounters technological change and may have fewer resources than many or its competitors to continue to invest in technological improvements
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands as well as to create additional efficiencies in the Company’s operations.

Trading activity in the Company’s common stock could result in material price fluctuations
The market price of the Company’s common stock may fluctuate significantly in response to a number of other factors including, but not limited to:
•	Changes in securities analysts’ expectations of financial performance
•	Volatility of stock market prices and volumes
•	Incorrect information or speculation
•	Changes in industry valuations
•	Variations in operating results from general expectations
•	Actions taken against the Company by various regulatory agencies
•	Changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies
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

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties

The Company’s primary headquarters is located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 169 properties, of which 103 are owned and 66 are under long-term lease arrangements.  Real property and related banking facilities owned by the Company at December 31, 2008 had a net book value of $52.6 million and none of the properties was subject to any material encumbrances.  For the year ended December 31, 2008, rental fees of $3.6 million were paid on facilities leased by the Company for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ended December 31, 2008.

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	48
Director, President and Chief Executive Officer of the Company and the Bank.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	44
Treasurer and Chief Financial Officer of the Company, and Executive Vice President and Chief Financial Officer of the Bank.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	52
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	52
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a member with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 32,633,404 shares of common stock outstanding on December 31, 2008, held by approximately 3,526 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

	High	Low	Quarterly
Year / Qtr	Price	Price	Dividend
2008
4th	$25.98	$19.00	$0.22
3rd	$33.00	$19.52	$0.22
2nd	$26.88	$20.50	$0.21
1st	$26.45	$17.91	$0.21

2007
4th	$21.85	$17.70	$0.21
3rd	$21.69	$16.61	$0.21
2nd	$21.38	$19.63	$0.20
1st	$23.63	$19.64	$0.20

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.22 per share for the first quarter of 2009.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2003 and reinvestment of dividends. The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.
	Number of
	Securities to be	Weighted-average	Number of
	Issued upon	Exercise Price	Securities
	Exercise of	on Outstanding	Remaining
	Outstanding Options,	Options, Warrants	Available for
Plan Category	Warrants and Rights (1)	and Rights	Future Issuance
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	1,106,724	$17.50	0
2004 Long-term Incentive Plan	1,681,705	$20.79	2,192,250
Total	2,788,429	$19.48	2,192,250

(1) The number of securities includes unvested restricted stock issued of 122,176.

The following table shows treasury stock purchases during the fourth quarter 2008, of which there were none.

	Number of	Average Price	Total Number of Shares	Maximum Number of Shares
	Shares	Paid	Purchased as Part of Publicly	That May Yet be Purchased
	Purchased	Per share	Announced Plans or Programs	Under the Plans or Programs
October 1-31, 2008 (1)	0	$ 0.00	0	935,189
November 1-30, 2008 (1)	0	0.00	0	935,189
December 1-31, 2008 (1)	0	0.00	0	935,189
Total	0	$ 0.00

(1) Repurchases were subject to the Company’s publicly announced share repurchase program.  On April 20, 2005, the Company announced a twenty-month authorization to repurchase up to 1,500,000 of its outstanding shares in open market or privately negotiated transactions.    On December 20, 2006, the Company extended the program through December 31, 2008. Also, on December 20, 2006, the Company announced an additional two-year authorization to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions.  These repurchases were for general corporate purposes, including those related to stock plan activities.

Item 6.  Selected Financial Data
The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2008.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2008	2007	2006	2005	2004
Income Statement Data:
Loan interest income	$186,833	$186,784	$167,113	$147,608	$137,077
Investment interest income	64,026	69,453	64,788	71,836	75,770
Interest expense	102,352	120,263	97,092	75,572	61,752
Net interest income	148,507	135,974	134,809	143,872	151,095
Provision for loan losses	6,730	2,004	6,585	8,534	8,750
Noninterest income	73,244	63,260	51,679	48,401	44,321
Gain (loss) on investment securities & early retirement of long-term borrowings	230	(9,974)	(2,403)	12,195	72
Special charges/acquisition expenses	1,399	382	647	2,943	1,704
Noninterest expenses	157,163	141,692	126,556	124,446	118,195
Income before income taxes	56,689	45,182	50,297	68,545	66,839
Net income	45,940	42,891	38,377	50,805	50,196
Diluted earnings per share (1)	1.49	1.42	1.26	1.65	1.64
Diluted earnings per share – cash (1) (3)	1.73	1.62	1.47	1.84	1.81

Balance Sheet Data:
Investment securities	1,395,011	1,391,872	1,229,271	1,303,117	1,584,633
Loans, net of unearned discount	3,136,140	2,821,055	2,701,558	2,411,769	2,358,420
Allowance for loan losses	(39,575)	(36,427)	(36,313)	(32,581)	(31,778)
Intangible assets	328,624	256,216	246,136	224,878	232,500
Total assets	5,174,552	4,697,502	4,497,797	4,152,529	4,393,295
Deposits	3,700,812	3,228,464	3,168,299	2,983,507	2,927,524
Borrowings	862,533	929,328	805,495	653,090	920,511
Shareholders’ equity	544,651	478,784	461,528	457,595	474,628

Capital and Related Ratios:
Cash dividend declared per share (1)	$0.86	$0.82	$0.78	$0.74	$0.68
Book value per share (1)	16.69	16.16	15.37	15.28	15.49
Tangible book value per share (1)	6.62	7.51	7.17	7.77	7.90
Market capitalization (in millions)	796	589	690	676	866
Tier 1 leverage ratio	7.22%	7.77%	8.81%	7.57%	6.94%
Total risk-based capital to risk-adjusted assets	12.53%	14.05%	15.47%	13.64%	13.18%
Tangible equity to tangible assets	4.46%	5.01%	5.07%	5.93%	5.82%
Dividend payout ratio	57.3%	57.1%	60.7%	43.9%	40.9%
Dividend payout ratio – cash (3)	49.5%	50.1%	52.5%	39.3%	36.9%
Period end common shares outstanding (1)	32,633	29,635	30,020	29,957	30,642
Diluted weighted-average shares outstanding (1)	30,826	30,232	30,392	30,838	30,670

Selected Performance Ratios:
Return on average assets	0.97%	0.93%	0.90%	1.19%	1.20%
Return on average equity	9.23%	9.20%	8.36%	10.89%	11.39%
Net interest margin	3.82%	3.64%	3.91%	4.17%	4.45%
Noninterest income/operating income (FTE)	31.0%	26.1%	24.8%	27.7%	21.1%
Efficiency ratio(2)	62.7%	63.3%	59.9%	56.8%	52.8%

Asset Quality Ratios:
Allowance for loan loss/total loans	1.26%	1.29%	1.34%	1.35%	1.35%
Nonperforming loans/total loans	0.40%	0.32%	0.47%	0.55%	0.55%
Allowance for loan loss/nonperforming loans	312%	410%	288%	245%	245%
Net charge-offs/average loans	0.20%	0.10%	0.24%	0.33%	0.37%
Loan loss provision/net charge-offs	117%	76%	108%	110%	104%

(1) All share and share-based amounts reflect the two-for-one stock split effected as a 100% stock dividend on April 12, 2004.

(2) Efficiency ratio excludes intangible amortization, gain (loss) on investment securities & debt extinguishments and special charges/acquisition expenses.

(3) Cash earnings are reconciled to GAAP net income in Table 2 on page 18.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (“the Company”) for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 15 and the Company’s Consolidated Financial Statements and related notes that appear on pages 43 through 76.  All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.  The term “this year” and equivalent terms refer to results in calendar year 2008, “last year” and equivalent terms refer to calendar year 2007, and all references to income statement results correspond to full-year activity unless otherwise noted.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 40.

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

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of the investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Marketable investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than –temporarily impaired.  Impairment losses must be recognized in current earnings rather than in other comprehensive income or loss.

•
Actuarial assumptions associated with pension, post-retirement and other employee benefit plans – These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.  Specific discussion of the assumptions used by management is discussed in Note K on pages 65 through 68.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 49.

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

The Company’s reported net income for the year of $45.9 million, or $1.49 per share, was 7.1% above 2007’s reported earnings of $42.9 million, or $1.42 per share.  The 2008 results were driven by strong organic loan and core deposit growth, continued expansion of non-interest revenues, improved net interest margin, and continued solid asset quality.  The Company also recorded a $1.7 million benefit related to a change in certain previously unrecognized tax positions.  These results were partially offset by a $1.7 million non-cash charge for impairment of goodwill associated with one of the Company’s wealth management businesses, as well as $1.4 million of acquisition expenses related to the purchase of 18 branch-banking centers in northern New York State from Citizens in November and the purchase of ABG in July.  Last year’s results included a $6.9 million benefit related to the settlement and a related change in certain previously unrecognized tax positions, and a $9.9 million pretax charge related to the early redemption of $25 million of variable-rate, trust preferred obligations, and the refinancing of $150 million of Federal Home Loan Bank advances into lower cost instruments.

Asset quality remained favorable in 2008, with increases in the loan charge-off, delinquency and nonperforming loan ratios as well as a higher provision for loan losses versus 2007, but still below long-term historical levels.  The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to both the Citizens branch acquisition and strong organic loan growth.  The investment portfolio, including cash equivalents, increased from the prior year due to the net liquidity created from the acquisition of Citizens’ branches in the fourth quarter.  Average deposits increased in 2008 as compared to 2007 as the result of the acquisition of Citizens’ branches as well as organic growth in core product relationships, offset by a reduction in time deposits.  External borrowings decreased from the end of December 2007 as a portion of the net liquidity from the branch acquisition was used to eliminate short-term obligations.

While the Company reported improved earnings for 2008, it anticipates that current global economic conditions and challenges in the financial services industry may negatively impact earnings in 2009.  In particular, the Company expects that in 2009: (1) premiums paid to the FDIC will increase significantly, (2) pension and postretirement expenses will increase significantly, (3) revenue from FHLB dividends may decrease, (4) payments representing interest and principal on currently outstanding loans and investments will most likely be reinvested at rates that are lower than the rates on currently outstanding loans and investments and (5) the economy may have an adverse affect on asset quality indicators and the provision for loan losses, and therefore credit costs, which have trended higher in 2008, are not expected to decline until economic indicators improve.  Due to current uncertainty in economic conditions and the financial services industry in general, it is particularly difficult to estimate certain revenue, expenses, and other related matters.  There may be factors in addition to those identified above that impact 2009 results.  For a discussion of risks and uncertainties that could impact the Company’s future results, see Item 1A. Risk Factors.

Net Income and Profitability

Net income for 2008 was $45.9 million, up $3.0 million, or 7.1%, from 2007’s earnings of $42.9 million.  Earnings per share for 2008 was $1.49 per share, up 4.9% from 2007’s earnings per share.  The 2008 results include a $1.7 million or $0.05 per share benefit related to a change in a position taken on certain previously unrecognized tax positions.  The 2008 results also include a $1.7 million or $0.04 per share non-cash charge for impairment of goodwill associated with the Company’s wealth management business and $1.4 million or $0.03 per share of acquisition expenses related to the purchase of 18 branch-banking centers in northern New York Sate from Citizens in November and the purchase of ABG in July.

In addition to the earnings results presented above in accordance with GAAP, the Company provides cash earnings per share which excludes the after-tax effect of the amortization of intangible assets, the market value adjustments on net assets acquired in mergers, and the noncash portion of debt extinguishments costs.  Management believes that this information helps investors understand the effect of acquisition activity and certain noncash transactions in reported results.  Cash earnings per share for 2008 were $1.73, up 6.8% from $1.62 for the year ended December 31, 2007.

Net income and earnings per share for 2007 were $42.9 million and $1.42, up 12% from 2006 results.  The 2007 results include a $9.9 million, or $0.20 per share, pre-tax charge related to the early redemption of $25 million of variable-rate, trust preferred obligations, as well as the refinancing of $150 million of Federal Home Loan Bank advances into lower cost instruments.  The 2007 results also included a $6.9 million, or $0.23 per share, benefit related to the settlement and a related change in a position taken on certain previously unrecognized tax positions.  The 2006 earnings included a $2.4 million, or $0.06 per share, charge related to the early redemption of fixed rate, trust-preferred obligations.

Table 1: Condensed Income Statements
	Years Ended December 31,
(000’s omitted, except per share data)	2008	2007	2006	2005	2004
Net interest income	$148,507	$135,974	$134,809	$143,872	$151,095
Loan loss provision	6,730	2,004	6,585	8,534	8,750
Noninterest income	73,474	53,286	49,276	60,596	44,393
Operating expenses	158,562	142,074	127,203	127,389	119,899
Income before taxes	56,689	45,182	50,297	68,545	66,839
Income taxes	10,749	2,291	11,920	17,740	16,643
Net income	$45,940	$42,891	$38,377	$50,805	$50,196

Diluted earnings per share	$1.49	$1.42	$1.26	$1.65	$1.64
Diluted earnings per share-cash(1)	$1.73	$1.62	$1.47	$1.84	$1.81

     (1) Cash earnings are reconciled to GAAP net income in Table 2.

Table 2: Reconciliation of GAAP Net Income To Non-GAAP Cash Net Income
	Years Ended December 31,
(000’s omitted)	2008	2007	2006	2005	2004
Net income	$45,940	$42,891	$38,377	$50,805	$50,196
After-tax adjustments:
Net amortization of market value adjustments on net assets acquired in mergers	509	701	813	655	(126)
Amortization of intangible assets	5,379	4,808	4,598	5,281	5,568
Noncash portion of debt extinguishments charge	0	466	794	0	0
Impairment of goodwill	1,360	0	0	0	0
Net income – cash	$53,188	$48,866	$44,582	$56,741	$55,638

The primary factors explaining 2008 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

•
As shown in Table 1 above, net interest income increased $12.5 million, or 9.2%, due to a $144 million increase in average earning assets and an 18 basis point increase in the net interest margin.  Average loans grew $191 million or 7.0%, primarily due to strong business lending, consumer installment and retail mortgage growth as well as the addition of 18 branch banking centers in November 2008, and TLNB in June 2007.  Average investments decreased $6.8 million, or 0.5% in 2008.  Short-term cash equivalents also decreased $40.4 million as compared to 2007.  Average borrowings increased $81.4 million due to the need to supplement the funding of strong organic loan growth and provide temporary financing for investment purchases made in advance of the significant amount of liquidity that was provided by the Citizens acquisition.

•
The loan loss provision of $6.7 million increased $4.7 million, or 236%, from the prior year level.  Net charge-offs of $5.7 million increased by $3.1 million from 2007, increasing the net charge-off ratio (net charge-offs / total average loans) to 0.20% for the year.  The Company’s asset quality remained strong as key metrics such as nonperforming loans as a percentage of total loans, nonperforming assets as a percentage of loans and other real estate owned, and delinquent loans (30+ days through nonaccruing) as a percentage of total loans increased but remained below long-term historical levels. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 31 through 34.

•
Noninterest income for 2008 of $73.5 million increased by $20.2 million, or 38%, from 2007’s level, due both to organic growth and the acquisitions of the Citizens’ branches, ABG, HBT and TLNB.  Noninterest income for 2007 included a  $9.9 million debt refinancing charge, comprised of the refinance of certain Federal Home Loan Bank advances and the early redemption of $25 million of trust preferred securities.  Fees from banking services were up $3.5 million or 10%, primarily due to several revenue enhancement initiatives implemented over the last two years, as well as the acquisitions completed in 2008 and 2007.  Financial services revenue was up $6.5 million, or 23% higher, mostly from strong growth at the Company’s benefit plan administration and consulting business and the acquisition of ABG and HBT.

•
Total operating expenses increased $16.5 million or 11.6% in 2008 to $158.6 million.  A significant portion of the increase was primarily attributable to incremental operating expenses related to the Citizens’ branches, ABG, TLNB and HBT acquisitions.   Additionally, expenses were up due to annual merit and other personnel costs, higher FDIC insurance premiums, higher facility-based utility and maintenance costs, higher volume based processing costs, and increased expenses related to investments in the technology and facilities infrastructure.

•
The Company's combined effective federal and state income tax rate increased 13.9 percentage points in 2008 to 19.0% primarily as a result of a smaller settlement of certain previously unrecognized tax positions as compared to the previous year.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:
Table 3: Selected Ratios

	2008	2007	2006
Return on average assets	0.97%	0.93%	0.90%
Return on average equity	9.23%	9.20%	8.36%
Dividend payout ratio	57.3%	57.1%	60.7%
Average equity to average assets	10.46%	10.14%	10.80%

As displayed in Table 3 above, the return on average assets increased in 2008 as compared to both 2007 and 2006.  The increase in comparison to both years was a result of higher net income primarily due to solid organic growth and the 2008 and 2007 acquisitions.  Reported return on equity in 2008 was also higher than 2007 and 2006’s levels for similar reasons.

The dividend payout ratio for 2008 was above 2007’s level due to dividends declared increasing 7.5%, versus the 7.1% growth in net income.  The increase in dividends declared was the result of a 4.9% increase in the dividend paid per share as well as the additional 2.5 million shares issued during the common equity offering in the fourth quarter.  The dividend payout ratio decreased in 2007 as compared to 2006 due to a larger increase in net income than the 5.0% increase in dividends declared.

Net Interest Income

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, which consists primarily of interest paid to the Company's depositors and interest on external borrowings.  Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As disclosed in Table 4, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $163.6 million in 2008, up $12.8 million, or 8.5%, from the prior year.  A $144 million increase in average interest-earning assets and an 18 basis point increase in net interest margin more than offset a $120 million increase in average interest-bearing liabilities.  As reflected in Table 5, the higher net interest margin had a $7.5 million favorable impact, and the volume changes mentioned above increased net interest income by $5.3 million.

The net interest margin increased 18 basis points from 3.64% in 2007 to 3.82% in 2008.  This increase was primarily attributable to a 52 basis point decrease in the cost of funds having a greater impact than the 34 basis point decrease in earning-asset yields.  The decreased cost of funds was reflective of disciplined deposit pricing, in part due to the decreases in short-term market rates in 2008, as well as planned reductions of time deposit balances.  Additionally, the rates on external borrowings decreased throughout the year, as a result of the refinancing of $150 million of Federal Home Loan Bank advances into lower cost instruments in the fourth quarter of 2007 and seven rate reductions by the Federal Reserve to the overnight federal funds rates since the end of 2007.  The yield on loans decreased 44 basis points in 2008, again due in part to the declining interest rates throughout the market.  The yield on investments decreased from 5.98% in 2007 to 5.81% in 2008 as cash flows from the maturing of higher yielding investments were used to fund loan growth rather than be reinvested at unfavorable market rates in the first half of the year, as well as the steep decline in yields earned on cash equivalents.  In the second half of the year, the Company purchased investments in advance of the liquidity provided by the acquisition of the Citizens’ branches in November 2008.

The net interest margin in 2007 was 3.64%, compared to 3.91% in 2006.  This 27 basis point decline was primarily attributable to a 35 basis point increase in the cost of funds having a greater impact than the nine basis point increase in earning-asset yields.  The increased cost of funds was due to rising rates on deposit products, primarily time deposits in the first three quarters of the year, as the rates on new volume were above those of maturing time deposits, in part due to increases in short-term market rates in 2005 and 2006.  The rates on external borrowings decreased throughout the year, as a result of the early redemption of fixed rate trust preferred securities in the first quarter of 2007 and four rate reductions by the Federal Reserve to the overnight federal funds rates during the later half of 2007.  The yield on loans increased 16 basis points in 2007.  The yield on investments decreased from 6.04% in 2006 to 5.98% in 2007 due mostly to a leveraging strategy undertaken in mid-2007, as well as declines in short and medium term rates in the second half of the year.

As shown in Table 4, total interest income decreased by $5.1 million, or 1.9%, in 2008. Table 5 reveals that higher average earning assets contributed a positive $9.2 million variance offset by lower yields with a negative impact of $14.4 million.  Average loans grew a total of $191.0 million in 2008, as a result of $41.6 million from the acquisitions of 18 Citizens branches in November 2008 and TLNB in June 2007 as well as $149.3 million of organic growth in all portfolios: business lending, consumer mortgage and consumer installment.  Interest and fees were consistent with 2007, attributable to higher average loan balances offset by a 44 basis point decrease in loan yields.  Total interest income increased by $24.5 million, or 9.9% in 2007 from 2006’s level.  Table 5 indicates that higher average earning assets contributed a positive $21.0 million variance and higher yields contributed $3.5 million.  Average loans grew $229.6 million in 2007 over 2006, as a result of $186.5 million from the acquisitions of TLNB in June 2007, ONB in December 2006 and Elmira in August 2006 and $43.1 million of organic growth in the consumer mortgage and consumer installment portfolios.  Interest and fees on loans increased $19.8 million, or 11.8%, in 2007 as compared to 2006.  The increase was attributable to higher average loan balances, as well as a 16 basis point increase in loan yields due to increases in short-term rates in the first half of the year.

Investment interest income in 2008 of $78.5 million was $5.1 million, or 6.1%, lower than the prior year as a result of a smaller portfolio (negative $1.2 million impact), and a 17 basis point decrease in the investment yield.  The decrease in balances was a result of cash flows from maturing investments being used to fund loan growth rather than be reinvested at unfavorable market rates.  Investment purchases were initiated in the third and fourth quarters of 2008 in anticipation of the net liquidity that would be supplied by the Citizens’ branch acquisition.  Investment interest income in 2007 of $83.6 million was $4.7 million, or 5.9%, higher than the prior year as a result of a larger portfolio (positive $4.5 million impact).  The performance of the investment portfolio in 2008 and 2007 remained strong despite the interest rate environment.  During the third quarter of 2007, a $200 million short-term investment leverage strategy was initiated, which produced positive net interest income and served to demonstrate the company’s ability to freely access liquidity sources despite tightened credit market conditions.

The average earning asset yield declined 34 basis points to 6.20% in 2008 because of the previously mentioned decreases in loan and investment yields.  In 2008, the gap between loan and investment yields decreased to 58 basis points as the yield on the loan portfolio decreased 44 basis points while the yield on the investment portfolio decreased a smaller 17 basis points reflective of the loan portfolio having a significant proportion of variable and adjustable rate loans which declined as the interest rates decreased throughout 2008, whereas the investment portfolio was predominately comprised of fixed rate instruments.  The average earning asset yield grew nine basis points to 6.54% in 2007 from 6.45% in 2006.  During 2006, changes in market interest rates combined with the strategic investment portfolio actions previously discussed resulted in the yield on the loan portfolio being higher than the investment portfolio by 63 basis points.  This gap widened in 2007 as the yield on the loan portfolio expanded and the investment portfolio yield stabilized resulting in loan yields being 85 basis points higher than the yield on the investment portfolio.

Total average funding (deposits and borrowings) in 2008 increased $134.4 million or 3.3%.  Deposits increased $53.0 million, $102.8 million attributable to the acquisitions of the 18 Citizens branches and TLNB offset by a $49.8 million decrease in organic deposits.  Consistent with the Company’s funding mix objective, average core deposit balances increased $150.5 million, while time deposits were allowed to decline $97.5 million over the year.  Average external borrowings increased $81.4 million in 2008 as compared to the prior year due primarily to the all-cash acquisitions of ABG, TLNB and HBT.  However, year-end borrowings declined $66.8 million from the end of 2007 as a portion of the net liquidity from the branch acquisition was used to eliminate short-term borrowings.  In 2007, total average funding increased $336.4 million or 9.0%.  Deposits increased $188.3 million, $170.8 million attributable to the acquisitions of TLNB, ONB and Elmira and $17.5 million due to organic deposit growth.  Average external borrowings increased $148.1 million in 2007 as compared to the prior year due primarily to the incremental leverage strategy implemented in the third quarter of 2007.

The cost of funding decreased 52 basis points during 2008 impacted by the decreases to short-term rates by the Federal Reserve throughout the latter part of 2007 and all of 2008.  Interest rates on deposit accounts were lowered throughout 2008, with decreases in all product offerings.  Additionally, the Company’s focus on expanding core account relationships while time deposit balances were allowed to decline.  This trend is demonstrated by the percentage of average deposits that were in time deposit accounts decreasing from 44.8% in 2007 to 41.1% in 2008, while noninterest checking deposits, interest-bearing checking deposits and money market accounts increased from 17.4%, 13.6% and 10.1%, respectively, in 2007, to 17.6%, 15.4% and 12.1%, respectively, in 2008.  The prepayment of trust preferred securities and Federal Home Loan Bank advances from early 2007 through early 2008 contributed to the decrease in the interest rate differential between short and long-term debt instruments over the past two years.

Total interest expense decreased by $17.9 million to $102.4 million in 2008.  As shown in Table 5, lower interest rates on deposits and external borrowings resulted in $21.9 million of this decrease, while the higher deposit and borrowings balances accounted for an increase of $4.0 million in interest expense.  Interest expense as a percentage of earning assets decreased by 51 basis points to 2.39%.  The rate on interest-bearing deposits decreased 58 basis points to 2.31%, due largely to decreases in time deposits and money market rates throughout 2008 and the previously discussed run off of higher rate deposit products.  The rate on external borrowings decreased 84 basis points to 4.35% because of the refinancing of $150 million of Federal Home Loan Bank advances into lower cost instruments at the end of 2007 as well as the favorable rates on borrowings throughout 2008.  Total interest expense increased by $23.2 million to $120.3 million in 2007 as compared to 2006.  Higher interest rates accounted $12.3 million of the increase, while the higher deposit and borrowing balances accounted for $10.9 million of the increase in interest expense.  The rate on interest-bearing deposits increased 43 basis points to 2.89% and the rate on external borrowings decreased 10 basis points to 5.19% in 2007.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2008, 2007 and 2006.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.5% in 2008, 38.8% in 2007, and 38.4% in 2006.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 4: Average Balance Sheet
	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$39,452	$614	1.56%	$79,827	$4,019	5.03%	$36,458	$1,824	5.00%
Taxable investment securities (1)	783,691	41,600	5.31%	830,315	46,048	5.55%	754,618	41,702	5.53%
Nontaxable investment securities (1)	527,993	36,327	6.88%	488,154	33,540	6.87%	515,459	35,418	6.87%
Loans (net of unearned discount)(2)	2,934,790	187,399	6.39%	2,743,804	187,480	6.83%	2,514,173	167,676	6.67%
Total interest-earning assets	4,285,926	265,940	6.20%	4,142,100	271,087	6.54%	3,820,708	246,620	6.45%
Noninterest-earning assets	472,157			455,123			431,940
Total assets	$4,758,083			$4,597,223			$4,252,648

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,364,652	11,061	0.81%	$1,228,447	13,634	1.11%	$1,149,236	11,792	1.03%
Time deposits	1,360,275	52,019	3.82%	1,457,768	64,048	4.39%	1,348,167	49,752	3.69%
Short-term borrowings	450,780	17,816	3.95%	257,874	10,644	4.13%	144,043	5,513	3.83%
Long-term borrowings	451,129	21,456	4.76%	562,672	31,937	5.68%	528,355	30,035	5.68%
Total interest-bearing liabilities	3,626,836	102,352	2.82%	3,506,761	120,263	3.43%	3,169,801	97,092	3.06%
Noninterest-bearing liabilities:
Noninterest checking deposits	581,271			566,981			567,500
Other liabilities	52,145			57,283			56,149
Shareholders' equity	497,831			466,198			459,198
Total liabilities and shareholders' equity	$4,758,083			$4,597,223			$4,252,648

Net interest earnings		$163,588			$150,824			$149,528

Net interest spread			3.38%			3.11%			3.39%
Net interest margin on interest-earning assets			3.82%			3.64%			3.91%

Fully tax-equivalent adjustment		$15,081			$14,850			$14,719

(1) Averages for investment securities are based on historical cost and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
(2)  The impact of interest and fees not recognized on nonaccrual loans was immaterial.

As discussed above, the change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.

Table 5: Rate/Volume

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Deposits in other banks	($1,440)	($1,965)	($3,405)	$2,184	$11	$2,195
Taxable investment securities	(2,523)	(1,925)	(4,448)	4,197	149	4,346
Nontaxable investment securities	2,742	45	2,787	(1,876)	(2)	(1,878)
Loans (net of unearned discount)	12,609	(12,690)	(81)	15,611	4,193	19,804
Total interest-earning assets (2)	9,217	(14,364)	(5,147)	20,994	3,473	24,467

Interest paid on:
Interest checking, savings and money market deposits	1,393	(3,966)	(2,573)	843	999	1,842
Time deposits	(4,094)	(7,935)	(12,029)	4,276	10,020	14,296
Short-term borrowings	7,642	(470)	7,172	4,667	464	5,131
Long-term borrowings	(5,767)	(4,714)	(10,481)	1,947	(45)	1,902
Total interest-bearing liabilities (2)	4,000	(21,911)	(17,911)	10,902	12,269	23,171

Net interest earnings (2)	5,342	7,422	12,764	12,099	(10,803)	1,296

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

Table 6: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2008	2007	2006
Deposit service charges and fees	$27,167	$24,178	$22,183
Benefit plan administration, consulting and actuarial fees	25,788	19,700	13,205
Wealth management services	8,648	8,264	7,396
Other fees	5,165	5,561	4,713
Electronic banking	5,709	4,595	3,443
Mortgage banking	767	962	739
Subtotal	73,244	63,260	51,679
Gain (loss) on investment securities & debt extinguishments	230	(9,974)	(2,403)
Total noninterest income	$73,474	$53,286	$49,276

Noninterest income/operating income (FTE)	31.0%	26.1%	24.8%

As displayed in Table 6, noninterest income, excluding security gains and debt extinguishments costs, increased by 16% to $73.2 million largely as a result of increased recurring bank fees and both organic and acquired growth in benefit plan administration, consulting and actuarial fees.  The loss on the sale of investment securities and debt extinguishments decreased $10.2 million in 2008 as 2007 included a one-time $9.9 million charge related to the early redemption of $25 million of variable-rate trust preferred obligations, as well as the refinance of $150 million of Federal Home Loan Bank advances into lower cost instruments with no corresponding loss in 2008.  Refer to the “Investments” section of the MD&A on pages 37 through 39 for further information.  Total noninterest income, excluding security gains and debt extinguishments costs, of $63.3 million for 2007 increased by 22% over 2006, largely as a result of higher utilization of bank services and growth at BPAS both organically and from the acquisition of HBT in May 2007.  The loss on the sale of investment securities and debt extinguishments increased $7.6 million in 2007, which included the one time debt refinancing discussed above, while 2006 included a $2.4 million charge related to the early retirement of $30 million of fixed-rate trust preferred securities.

Noninterest income as a percent of operating income (FTE basis) was 31.0% in 2008, up 4.9 percentage points from the prior year.  Excluding the gain (loss) on investment securities and debt extinguishments, noninterest income as a percent of operating income (FTE basis) was 30.9% in 2008, a 1.4 percentage point increase from 29.5% for 2007.  This increase was primarily driven by the aforementioned strong growth in recurring bank fees and BPAS income, partially offset by the favorable impact the 18 basis point increase in the net interest margin had on net interest income.  This ratio is considered an important measure for determining the progress the Company is making on one of its primary long-term strategies, which is the expansion of noninterest income in order to diversify its revenue sources and reduce reliance on net interest margins that may be strongly impacted by general interest rate and other market conditions.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which reached $38.8 million in 2008, up 10.0% from the prior year.  A large portion of the income growth was attributable to electronic banking fees, up $1.1 million, or 24%, over 2007’s level, due in large part to a concerted effort to increase the penetration and utilization of consumer debit cards.  Overdraft fees were also up $1.5 million, or 8.6%, over 2007’s level, driven by core deposit account growth.  Mortgage banking fees decreased $0.2 million, or 20% in 2008.  Fees from general banking services were $35.3 million in 2007, up $4.2 million or 13.6% from 2006, primarily driven by growth in overdraft fees, commissions and electronic banking, generated from several revenue enhancement initiatives and core deposit account growth.

As disclosed in Table 6, noninterest income from financial services (including revenues from benefit plan administration, consulting and actuarial fees and wealth management services) rose $6.5 million, or 23%, in 2008 to $34.4 million.  Financial services revenue now comprises 47% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishments.  Strong performance at BPAS generated revenue growth of $6.1 million, or 31%, for the 2008 year, achieved primarily through the acquisition of ABG in July 2008 and HBT in May 2007, new product offerings and expanded market coverage.  BPAS offers their clients daily valuation, actuarial and employee benefit consulting services on a national basis from offices in Upstate New York, Texas, and Pennsylvania.  BPAS revenue of $19.7 million in 2007 was $6.5 million higher than 2006’s results, driven by the acquisition of HBT and enhanced service offerings to both new and existing clients.

CISI and Nottingham revenue declined $0.2 million, or 5.4%, and $0.1 million or 6.4%, respectively, in 2008 primarily due to the adverse conditions prevalent throughout the financial markets.  Revenue at personal trust increased $0.1 million or 3.8%, during 2008.  CBNA Insurance, acquired in June of 2007, generated revenue growth of $0.6 million.  In 2007, CISI generated revenue growth of $0.7 million, or 17% primarily through the addition of new financial consultants and improved sales penetration.  Nottingham generated revenue growth of 3.2% in 2007, achieved primarily through the attraction of net new client assets and market appreciation.  Revenue at personal trust declined $0.2 million or, 8.5% during 2007.  Excluding certain non-recurring estate fees generated in 2006, trust services income increased slightly.

Assets under management and administration at the Company’s financial services businesses declined during 2008 to $3.7 billion from $4.7 billion at the end of 2007 due to the significant declines in asset valuations experienced in the financial markets during 2008.  This more than offset the new client assets attracted during the year.  Assets under management increased $1.5 billion during 2007 from $3.2 billion at year-end 2006.  Market-driven gains in equity-based assets were augmented by attraction of new client assets and the acquisition of HBT.  BPA, in particular, was successful at growing its asset base, as demonstrated by the approximately $500 million increase in its assets under administration during 2007, excluding assets added through the acquisition of HBT.

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

Operating Expenses

As shown in Table 7, operating expenses increased $16.5 million, or 11.6%, in 2008 to $158.6 million primarily due to the four acquisitions completed in 2008 and 2007, as well as a goodwill impairment charge on the wealth management businesses, and higher merit-based personnel expenses, FDIC insurance premiums, and volume-based processing costs.  Operating expenses in 2007 increased $14.9 million or 11.7% from 2006 primarily due to the four acquisitions completed in 2007 and 2006, as well as higher merit-based personnel expenses, business development and volume-based processing costs.  Operating expenses for 2008 as a percent of average assets were 3.33%, up 24 basis points from 3.09% in 2007.  Excluding the goodwill impairment and acquisition expenses, operating expenses as a percent of average assets would be 3.27%.   This ratio is impacted by the comparatively high growth rates of the financial service businesses, which are less asset-intensive and consequently carry higher expense to asset ratios.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding special charges/acquisition expenses, goodwill impairment and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses).  Lower ratios are often correlated to higher efficiency.  In 2008 the efficiency ratio improved 0.6 percentage points to 62.7% due to an 8.5% increase in net interest income and a 16% increase in noninterest income (excluding net securities gains and debt extinguishments costs) having a greater impact than a 9.7% increase in operating expenses.  The efficiency ratio for 2007 was 3.4 percentage points higher than the 59.9% ratio for 2006 due to a 12.4% increase in operating expenses having a greater impact than a 0.9% increase in net interest income and a 22% increase in noninterest income (excluding net securities gains and debt extinguishments costs).  In 2007, operating income growth was inhibited by the contraction of the net interest margin.  In addition, the efficiency ratios for both periods were adversely affected by the growing proportion of financial services activities, which due to the differing nature of their business carry high efficiency ratios.

Table 7: Operating Expenses

	Years Ended December 31,
(000's omitted)	2008	2007	2006
Salaries and employee benefits	$82,962	$75,714	$67,103
Occupancy and equipment	21,256	18,961	17,884
Customer processing and communications	16,831	15,691	12,934
Amortization of intangible assets	6,906	6,269	6,027
Legal and professional fees	4,565	4,987	4,593
Office supplies and postage	5,077	4,303	4,035
Business development and marketing	5,288	5,420	4,251
Foreclosed property	509	382	858
Goodwill impairment	1,745	0	0
FDIC insurance premiums	1,678	435	403
Special charges/acquisition expenses	1,399	382	647
Other	10,346	9,530	8,468
Total operating expenses	$158,562	$142,074	$127,203

Operating expenses/average assets	3.33%	3.09%	2.99%
Efficiency ratio	62.7%	63.3%	59.9%

Salaries and benefits increased $7.2 million or 9.6% in 2008, of which approximately 40% was the result of the four acquisitions in the last two years.  Additionally, approximately $2.3 million of the increase can be attributed to annual merit increases, $0.7 million to higher medical costs and the remaining growth to increased headcount, excluding the acquisitions.  Salaries and benefits increased $8.6 million or 13% in 2007 primarily due to costs associated with the acquisitions of TLNB, HBT, Elmira and ONB, merit increases and higher medical costs.  Total full-time equivalent staff at the end of 2008 was 1,615 compared to 1,453 at December 31, 2007 and 1,352 at the end of 2006.

Medical expenses increased $0.7 million or 14% in 2008 primarily due to a greater number of insured employees as well as increases in the cost of medical care.   Medical expenses increased $1.1 million in 2007, or 28%, due to a general rise in the cost of medical care, administration and insurance, as well as a greater number of insured employees.  Additional vision and dental coverage was added in 2007 at an incremental cost of $0.2 million to bring the Company’s benefit offerings more closely in line with peers.  Qualified and nonqualified pension expense decreased $1.7 million in 2008 primarily due to an increase in the discount rate utilized to calculate the pension expense as well as increased returns on assets contributed to the plan in 2007 and 2008.  Qualified and nonqualified pension expenses decreased in 2007 principally due to the return on assets for contributions made to the plan in 2007, partially offset by increases in retiree medical expense due to the general rise in the cost of medical care.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information concerning the pension plan.  The Company’s contribution to the 401(k) Employee Stock Ownership Plan increased $0.7 million in 2008 primarily due to a half percentage point increase in the Company’s matching contribution, as well as an increase in employee participation.

Total non-personnel operating expense, excluding one-time acquisition expenses and goodwill impairment, increased $6.5 million or 9.8% in 2008.  As displayed in Table 7, this was largely caused by higher occupancy and equipment expense (up $2.3 million), FDIC insurance premiums (up $1.2 million), customer processing and communication expense (up $1.1 million), office supplies and postage (up $0.8 million), other expenses (up $0.8 million), amortization of intangible assets (up $0.6 million), and foreclosed property expenses (up $0.1 million), partially offset by decreases in legal and professional (down $0.4 million), and business development and marketing (down $0.1 million) expenses.  During 2007 and the first half of 2008, FDIC premiums were met through the application of a credit balance created in prior years.  This credit balance was depleted in the second quarter and resulted in higher FDIC premiums in the third and fourth quarters of 2008.  Facility based utilities and maintenance costs increased due to higher energy costs and inclement weather.  A portion of the increase in data processing and communications costs reflects the Company’s continued investments in strategic technology initiatives and enhancement of its service offerings.  A majority of the remaining increase in nonpersonnel operating costs is attributable to $3.4 million of expenses added as a result of the four acquisitions in 2008 and 2007.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies.  Over the last two years, the Company has consolidated three of its branch offices.   This realignment will reduce market overlap and further strengthen its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive strategic decision making.

Total non-personnel operating expense increased $6.3 million or 10.4% in 2007.  As displayed in Table 7, this was largely caused by higher customer processing and communication expense (up $2.8 million), business development and marketing (up $1.2 million), other expenses (up $1.1 million), occupancy and equipment expense (up $1.1 million), legal and professional (up $0.4 million), office supplies and postage (up $0.3 million), and, amortization of intangible assets (up $0.2 million), partially offset by decreases in foreclosed property expenses (down $0.5 million).  The increase in data processing and communications costs as well as the increase in business development and marketing expenses reflects the Company’s continued investments in strategic technology and business development initiatives to grow and enhance its service offerings.  A majority of the remaining increase in nonpersonnel operating costs is attributable to $2.9 million of expenses added as a result of the four acquisitions in 2007 and 2006.

Special charges/acquisition expense totaled $1.4 million in 2008, an increase of $1.0 million from 2007 and relate solely to acquisitions.  Special charges/acquisition expenses totaled $0.4 million in 2007, down $0.3 million from $0.6 million in 2006. The 2006 special charge related to early retirement of certain long-service employees and acquisition expenses of $0.3 million.  In 2008 the Company recorded a $1.7 million non-cash goodwill impairment charge in the wealth management businesses, a direct result of equity market valuation declines in 2008.

Income Taxes

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 63.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2008 increased 13.9 percentage points to 19.0%.  There were two notable items during 2008, which impacted the effective tax rate for the year.  Upon settlement of open tax years with certain taxing authorities, the Company recorded $1.7 million of previously unrecognized tax benefits, as compared to a $6.9 million benefit recognized in 2007.  Additionally, the Company recorded a non-cash goodwill impairment charge related to its wealth management businesses, reducing pre-tax net income.  The effective tax rate for 2007 decreased by 18.6 percentage points to 5.1% as a result of the aforementioned  $6.9 million benefit related to the settlement and a related change in a position taken on certain previously unrecognized tax positions and a higher proportion of tax exempt income, due in part to the higher debt restructuring charges in 2007.

Capital

Shareholders’ equity ended 2008 at $544.7 million, up $65.9 million, or 13.8%, from one year earlier.  This increase reflects net income of $45.9 million, $8.3 million from the issuance of shares through employee stock plans, $2.0 million from stock based compensation and $49.5 million from a common stock offering.  These increases were partially offset by common stock dividends declared of $26.3 million and a $13.6 million decrease in other comprehensive income.  The other comprehensive income is comprised of a $2.4 million increase in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio), a $13.2 million charge based on the funded status of the Company’s employee retirement plans, and a $2.8 million decrease in the fair value of interest rate swaps designated as a cash flow hedges.  Excluding accumulated other comprehensive income in both 2008 and 2007, capital rose by $79.4 million, or 17%.  Shares outstanding increased by 2,999,000 during the year, comprised of 2,530,000 added through the common stock offering in the fourth quarter and 469,000 added through employee stock plans.

Shareholders’ equity ended 2007 at $478.8, up $17.3 million, or 3.7% from one year earlier.  This increase reflects net income of $42.9 million, $3.3 million from the issuance of shares through employee stock plans, $2.2 million from stock based compensation and a $5.4 million increase in other comprehensive income.  These increases were partially offset by common stock dividends declared of $24.5 million and treasury share purchases of $12.0 million.  The other comprehensive income is comprised of a $6.0 million increase in the MVA, a $1.2 million benefit based on the funded status of the Company’s employee retirement plans, partially offset by a $1.8 million decrease in the fair value of interest rate swaps designated as a cash flow hedges.

The Company’s ratio of Tier 1 capital to assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” decreased 55 basis points at year-end 2008 to 7.22%. This was primarily the result of a 6.9% increase in average assets due to the acquisitions of TLNB and the Citizens’ branches, as well as organic loan growth, while tangible equity declined 0.7% due to the intangible assets added in association with the two acquisitions made in 2008 (ABG and Citizens’ branches).   The tangible equity/tangible assets ratio was 4.46% at the end of 2008 versus 5.01% one year earlier.  The decline was due to intangible assets from the acquisition of ABG and the Citizens’ branches, having a proportionally greater impact on tangible equity than on tangible assets.  The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2008 of $26.3 million represented an increase of 7.5% over the prior year.  This growth was mostly a result of dividends per share of $0.86 for 2008 increasing from $0.82 in 2007, a result of quarterly dividends per share being raised from $0.21 to $0.22 (+4.8%) in the third quarter of 2008 and from $0.20 to $0.21 (+5.0%) in the third quarter of 2007.  Contributing to the increase in the dividend was the 2.5 million shares issued in the common equity offering completed in the fourth quarter of 2008.  The dividend payout ratio for this year was 57.3% compared to 57.1% in 2007, and 60.8% in 2006.  In 2008 the increase in dividends paid was slightly larger than the 7.1% increase in net income.  The change in 2007 is a result of the increase in dividends declared being smaller than the 12% increase in net income.

Liquidity

Liquidity risk is measured by the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss. The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position is critical.  Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, the Federal Home Loan Bank, and the Federal Reserve Bank.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit, and brokered CD relationships.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2008, this ratio was 14.5% and 14.2% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources, as compared to the Bank policy that requires a minimum of 7.5%.  At December 31, 2008 there is $328 million in additional Federal Home Loan Bank borrowing capacity based on the Company’s year-end collateral levels.  Additionally, the Company has $13 million in unused capacity at the Federal Reserve Bank and $100 million in unused capacity from unsecured lines of credit with other correspondent banks.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2008 are summarized as follows:

Table 7a: Intangible Assets

	Balance at				Balance at
	December 31, 2007	Additions	Amortization	Impairment	December 31, 2008
Banking Segment
Goodwill	$221,224	$66,740	$0	$0	$287,964
Other intangibles	0	322	(170)	0	152
Core deposit intangibles	19,765	8,548	(5,973)	0	22,340
Total	$240,989	$75,610	$(6,143)	$0	$310,456

Other Segment
Goodwill	$13,225	$1,705	$0	$(1,745)	$13,185
Other intangibles	2,002	3,744	(763)	0	4,983
Total	$15,227	$5,449	$(763)	$(1,745)	$18,168

Intangible assets at the end of 2008 totaled $328.6 million, an increase of $72.4 million from the prior year-end due to $80.2 million of additional intangible assets arising from the acquisitions of Citizens and ABG, and minor adjustments to the intangible assets from prior acquisitions, offset by $6.8 million of amortization during the year and the $1.7 million charge taken for impairment of goodwill associated with the wealth management businesses.

Intangible assets consist of goodwill, core deposit value and customer relationships arising from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2008 amounted to $301 million, comprised of $288 million related to banking acquisitions and $13 million arising from the acquisition of financial services businesses.  Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2008 and 2007 and no adjustments were necessary on the whole bank and branch acquisitions.  The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with whole-bank and branch acquisitions.

The performance of Nottingham (previously Elias Asset Management) weakened subsequent to its acquisition in 2000 as a result of adverse market conditions.  Its operating performance stabilized in 2006 and improved in 2007 and early 2008, however, significant declines in the equity markets experienced in 2008 resulted in meaningful revenue declines.  As a result management determined that a triggering event had occurred and therefore the Nottingham goodwill was tested for impairment during the fourth quarter of 2008.   Based on the goodwill valuation performed in the fourth quarter of 2008 the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $1.7 million to $5.6 million.   Additional declines in Nottingham’s operating results may cause future impairment to its remaining goodwill balance.

Core deposit intangibles represent the value of non-time deposits acquired in excess of funding that could have been purchased in the capital markets.  Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years.  The recognition of customer relationship intangibles arose due to the acquisitions of ABG, HBT and Harbridge.  These assets were determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base.  These assets are being amortized on an accelerated basis over periods ranging from ten to twelve years.

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2008	2007	2006	2005	2004
Consumer mortgage	$1,062,943	$977,553	$912,505	$815,463	$801,069
Business lending	1,058,846	984,780	960,034	819,605	831,244
Consumer installment	1,014,351	858,722	829,019	776,701	726,107
Gross loans	3,136,140	2,821,055	2,701,558	2,411,769	2,358,420
Allowance for loans	39,575	36,427	36,313	32,581	31,778
Loans, net of allowance for loan losses	$3,096,565	$2,784,628	$2,665,245	$2,379,188	$2,326,642

As disclosed in Table 8 above, gross loans outstanding reached a record level of $3.1 billion as of year-end 2008, up $315.1 million or 11.2% compared to twelve months earlier.  The acquisition of the Citizens branches accounted for $110.8 million of the growth.  Excluding the impact of the Citizens branch and TLNB acquisitions, total loans rose $196.0 million or 7.1%.  The organic loan growth was produced in the business lending, consumer mortgage and consumer installment portfolios.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2004 and 2008 was 7.4% comprised of approximately 4.4% organic growth, with the remainder coming from acquisitions.  The greatest overall expansion occurred in the consumer installment segment, which grew at an 8.7% CAGR (including the impact of acquisitions) over that time frame.  Consumer installment loans consist of home equity and personal loans as well as borrowings originated in automobile, marine and recreational vehicle dealerships. The consumer mortgage segment grew at a compounded annual growth rate of 7.3% from 2004 to 2008.  The consumer mortgage growth was primarily driven by record mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches in that time period.  The business lending segment grew at a compounded annual growth rate of 6.3% from 2004 to 2008.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 66% of loans outstanding at the end of 2008 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2008: commercial real estate (26%), healthcare (10%), general services (9%), retail trade (7%), construction (6%), agriculture (7%), manufacturing (6%), motor vehicle and parts dealers (5%), restaurant & lodging (6%), and wholesale trade (4%).  A variety of other industries with less than a 4% share of the total portfolio comprise the remaining 14%.

The consumer mortgage portion of the Company’s loan portfolio is comprised of fixed (95%) and adjustable rate (5%) residential lending.  Consumer mortgages increased $85.4 million or 8.7% in 2008.  Excluding the impact of the Citizens branch, and TLNB acquisitions, the consumer mortgage portfolio was up $69.2 million or 7.2% in 2008.  Consumer mortgage growth increased over the last year in part due to heightened refinancing activity due to a decline in long-term interest rates.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a reflection of the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new mortgage production.

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property is characterized as the Company’s business lending activity.  The business-lending portfolio increased $74.1 million or 7.5% in 2008.  Excluding the impact of the Citizens branch and TLNB acquisitions, this segment increased $43.9 million or 4.6% as compared to the prior year.  The organic growth generated in 2008 was contributed by every major product line within business lending.  The intensity of competition the Company faces in some of its markets has eased somewhat due to a portion of the banks reducing their lending participation due to liquidity and capital restraints they may be facing.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key business segment.

Consumer installment loans, both those originated directly (such as personal loans and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), rose $155.6 million or 18.1% from one year ago.  Excluding the impact of the Citizens branch and TLNB acquisitions, this segment increased $82.9 million or 9.7%.  Declines in manufacturer production and industry sale projections indicate continued weakness in the new vehicle market which has created demand in late model used and program car inventories, segments in which the Company is an active participant.  Past business development efforts have created opportunities to strategically expand the Company’s share of the market, helping drive productive growth in this portfolio.  The Company will continue to focus more of its efforts on maintaining the solid profitability produced by its in-market and contiguous indirect portfolio, while striving to expand its dealer network modestly.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2008:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years
Commercial, financial and agricultural	$367,874	$518,325	$145,769
Real estate – construction	26,878	0	0
Total	$394,752	$518,325	$145,769

Fixed or predetermined interest rates	$173,240	$348,033	$49,734
Floating or adjustable interest rates	221,512	170,292	96,035
Total	$394,752	$518,325	$145,769

                (1) Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The following table presents information concerning nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2008	2007	2006	2005	2004
Nonaccrual loans	$11,122	$7,140	$10,107	$10,857	$11,798
Accruing loans 90+ days delinquent	553	622	1,207	1,075	1,158
Restructured loans	1,004	1,126	1,275	1,375	0
Total nonperforming loans	12,679	8,888	12,589	13,307	12,956
Other real estate	1,059	1,007	1,838	1,048	1,645
Total nonperforming assets	$13,738	$9,895	$14,427	$14,355	$14,601

Allowance for loan losses / total loans	1.26%	1.29%	1.34%	1.35%	1.35%
Allowance for loan losses / nonperforming loans	312%	410%	288%	245%	245%
Nonperforming loans / total loans	0.40%	0.32%	0.47%	0.55%	0.55%
Nonperforming assets / total loans and other real estate	0.44%	0.35%	0.53%	0.59%	0.62%

The Company places a loan on nonaccrual status when the loan becomes ninety days past due or sooner, if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans, accruing loans 90 days or more past due and restructured loans ended 2008 at $12.7 million, up approximately $3.8 million from one year earlier and consistent with the 2006 level. The ratio of nonperforming loans to total loans increased eight basis points from the prior year to 0.40%.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO increased to 0.44% at year-end 2008, up nine basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels despite deteriorating economic conditions was the result of continued focus on maintaining strict underwriting standards, and enhanced collection and recovery efforts.  Had nonaccrual loans for the year ended December 31, 2008 been current in accordance with their original terms, additional interest income of approximately $0.8 million would have been recorded.  At year-end 2008, the Company was managing 18 OREO properties with a value of $1.1 million, as compared to 14 OREO properties with a value of $1.0 million a year earlier.  No single property has a carrying value in excess of $225,000.  This trend also reflects the low level of foreclosure activity in the Company’s markets and its specific portfolio in comparison to national markets.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.43% of total loans outstanding versus 1.10% at the end of 2007.  As of year-end 2008, total delinquency ratios for commercial loans, consumer loans, and real estate mortgages were 1.73%, 1.27%, and 1.28%, respectively.  These measures were 1.05%, 1.22% and 1.04%, respectively, as of December 31, 2007.   Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer period.  The average quarter-end delinquency ratio for total loans in 2008 was 1.20%, as compared to an average of 1.04% in 2007 and 1.24% in 2006.

The changes in the allowance for loan losses for the last five years is as follows:

Table 11: Allowance for Loan Loss Activity

	Years Ended December 31,
(000's omitted except for ratios)	2008	2007	2006	2005	2004

Allowance for loan losses at beginning of period	$36,427	$36,313	$32,581	$31,778	$29,095
Charge-offs:
Business lending	2,516	1,088	3,787	2,639	3,621
Consumer mortgage	235	387	344	522	535
Consumer installment	6,325	4,965	5,902	8,071	7,624
Total charge-offs	9,076	6,440	10,033	11,232	11,780
Recoveries:
Business lending	478	844	930	730	871
Consumer mortgage	184	86	107	142	48
Consumer installment	2,675	2,873	2,925	2,629	2,437
Total recoveries	3,337	3,803	3,962	3,501	3,356

Net charge-offs	5,739	2,637	6,071	7,731	8,424
Provision for loan losses	6,730	2,004	6,585	8,534	8,750
Allowance on acquired loans (1)	2,157	747	3,218	0	2,357
Allowance for loan losses at end of period	$39,575	$36,427	$36,313	$32,581	$31,778

Amount of loans outstanding at end of period	$3,136,140	$2,821,055	$2,701,558	$2,411,769	$2,358,420
Daily average amount of loans (net of unearned discount)	2,934,790	2,743,804	2,514,173	2,374,832	2,264,791

Net charge-offs / average loans outstanding	0.20%	0.10%	0.24%	0.33%	0.37%

(1)	This reserve addition is attributable to loans acquired from Citizens in 2008, TLNB in 2007, Elmira and ONB in 2006, and First Heritage Bank in 2004.

As displayed in Table 11 above, total net charge-offs in 2008 were $5.7 million, up $3.1 million from the prior year, principally due to higher levels of charge-offs in the business lending and consumer installment portfolios, partially offset by a decrease in the consumer mortgage portfolio.  Net charge-offs in 2007 were $3.4 million below 2006’s level, principally due to significantly improved results in the business-lending and consumer installment portfolios, partially offset by a slight increase in consumer mortgage net charge-offs.

Due to the significant increases in average loan balances over time due to acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers a more meaningful representation of asset quality trends.  The net charge-off ratio for 2008 was up ten basis points from 2007’s historically low level of 0.10%.  Recovery performance remained strong in 2008.  Gross charge-offs as a percentage of average loans was 0.31% in 2008 as compared to 0.23 in 2007 and 0.40% in 2006.  Continued strong recovery efforts were evidenced by recoveries of $3.3 million in 2008, representing 43% of average gross charge-offs for the latest two years, compared to 46% in 2007 and 37% in 2006.

Business loan net charge-offs increased in 2008, totaling $2.0 million or 0.20% of average business loans outstanding versus $0.2 million or 0.03% in 2007.  The higher net charge-off ratio in 2008 was primarily attributable to two specific commercial relationships.  Consumer installment loan net charge-offs increased to $3.7 million this year from $2.1 million in 2007, increasing the 2008 net charge-off ratio 15 basis points to 0.40%.  Consumer mortgage net charge-offs decreased $0.2 million to $0.1 million in 2008, and the net charge-off ratio declined two basis points to 0.01%.

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

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the four main loan segments: business lending, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest three years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration five major factors affecting the level of loan loss risk: portfolio risk migration patterns (internal credit quality trends); the growth of the segments of the loan portfolio; economic and business environment trends in the Company’s markets (includes review of bankruptcy, unemployment, population, consumer spending and regulatory trends); industry, geographical and product concentrations in the portfolio; and the perceived effectiveness of managerial resources and lending practices and policies. The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated reserves, if any, to derive the required allowance for loan loss to be reflected on the Consolidated Statement of Condition.

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

The allowance for loan loss increased to $39.6 million at year-end 2008 from $36.4 million at the end of 2007.  The $3.1 million increase was primarily due to the $110 million additional loans from the Citizens branch acquisition as well as $196 million of organic loan growth.  The allowance level was also impacted by the increased proportion of low-risk consumer mortgage and home equity loans in the overall loan portfolio, as a result of both organic and acquired growth.  The ratio of the allowance for loan loss to total loans decreased three basis points to 1.26% for year-end 2008 as compared to 1.29% for 2007 and 1.34% for 2006 primarily due to stable underlying credit profile of our balanced portfolios.  Management believes the year-end 2008 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision of $6.7 million in 2008 increased by $4.7 million as a result of the growth in the loan portfolio and management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.23% in 2008 as compared to 0.07% in 2007 and 0.26% in 2006.  The loan loss provision was 117% of net charge-offs this year versus 76% in 2007 and 108% in 2006, reflective of the current economic conditions.

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

Table 12: Allowance for Loan Losses by Loan Type

	2008		2007		2006		2005		2004
		Loan		Loan		Loan		Loan		Loan
(000's omitted except for ratios)	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix
Consumer mortgage	$3,298	33.9%	$3,843	34.7%	$3,519	33.8%	$2,991	33.8%	$1,810	34.0%
Business lending	18,750	33.8%	17,284	34.9%	17,700	35.5%	15,917	34.0%	16,439	35.2%
Consumer installment	12,226	32.3%	8,260	30.4%	10,258	30.7%	12,005	32.2%	11,487	30.8%
Unallocated	5,301		7,040		4,836		1,668		2,042
Total	$39,575	100.0%	$36,427	100.0%	$36,313	100.0%	$32,581	100.0%	$31,778	100.0%

As demonstrated in Table 12 above and discussed previously, business lending by its nature carries higher credit risk than consumer mortgage or consumer installment loans, and as a result a disproportionate amount of the allowance for loan losses is deemed necessary for this portfolio.  As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio not reflected in the historical loss ratios, model imprecision, and for the acquired loan portfolios, including the 18 branch banking centers acquired from Citizens (in 2008) and TLNB (in 2007).  The unallocated allowance decreased from $7.0 million in 2007 to $5.3 million in 2008.

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

The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:

Table 13: Average Deposits
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
(000's omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$581,271	0.00%	$566,981	0.00%	$567,500	0.00%
Interest checking deposits	508,076	0.43%	440,855	0.58%	346,618	0.44%
Regular savings deposits	458,270	0.44%	457,681	0.83%	465,058	0.76%
Money market deposits	398,306	1.72%	329,911	2.20%	337,560	2.00%
Time deposits	1,360,275	3.82%	1,457,768	4.39%	1,348,167	3.69%
Total deposits	$3,306,198	1.91%	$3,253,196	2.39%	$3,064,903	2.01%

As displayed in Table 13 above, total average deposits for 2008 equaled $3.31 billion, up $53.0 million or 1.6% from the prior year.  Excluding the average deposits acquired from the Citizens branch and TLNB acquisitions, average deposits decreased $49.8 million or 1.6%.   Consistent with the Company’s focus on expanding core account relationships and reducing higher cost time deposits, average core product relationships grew $150.5 million or 8.4% as compared to December 31, 2007 while time deposits were allowed to decline $97.5 million or 6.7%.  Average deposits in 2007 were up $188.3 million or 6.1% from 2006.  Excluding the average deposits acquired from TLNB, ONB and Elmira, average deposits increased $17.5 million or 0.6%.

The Company’s funding composition continues to benefit from a high level of non-public deposits, which reached an all-time high in 2008 with an average balance of $3.08 billion, an increase of $43.8 million or 1.4% over the comparable 2007 period.  The Citizens branch and TLNB acquisitions accounted for $94.5 million of additional non-public deposits.   Non-public deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities increased $9.2 million or 4.2% during 2008, with the Citizens branch and TLNB acquisitions accounting for $8.3 million of the growth in municipal deposits and the remaining increase derived from organic deposit growth.  Municipal deposit balances tend to be more volatile than non-public deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the government entities, which can change significantly from year to year.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of this product, management considers municipal time deposit funding to be similar to external borrowings and thus prices these products on a consistent basis.

The mix of average deposits in 2008 changed slightly in comparison to 2007.  The weighting of non-time (interest checking, noninterest checking, savings and money market accounts) increased from their 2007 levels, while, time deposits weighting decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and reducing higher cost time deposits.  The average balance for time deposit accounts decreased from 44.8% of the total deposits in 2007 to 41.1% of total deposits this year.  Average core deposit balances increased from 55.2% of the total deposits in 2007 to 58.9% of total deposits this year.  This shift in mix, combined with lower average interest rates in all interest-bearing deposit product categories caused the cost of interest bearing deposits to decline to 2.31% in 2008, as compared to 2.89% in 2007 and 2.46% in 2006.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

Table 14: Time Deposit > $100,000 Maturities

(000's omitted)	2008	2007
Less than three months	$114,842	$84,586
Three months to six months	82,037	53,741
Six months to one year	67,924	73,534
Over one year	64,516	69,155
Total	$329,319	$281,016

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization.  Borrowing sources for the Company include the Federal Home Loan Bank of New York and Federal Reserve Bank of New York, as well as access to the repurchase market through established relationships with primary market security dealers.  The Company also had approximately $102 million in fixed and floating-rate subordinated debt outstanding at the end of 2008 that is held by unconsolidated subsidiary trusts.  In the first quarter of 2008, the Company elected to redeem early $25 million of variable-rate trust preferred securities.  The Company also elected to redeem early $30 million of fixed-rate trust preferred securities in January 2007.  In December 2006, the Company completed a sale of $75 million of trust preferred securities.  The securities mature on December 15, 2036 and carry an annual rate equal to the three-month LIBOR rate plus 1.65%.  The Company used the net proceeds of the offering for general corporate purposes including the early call of the $30 million of fixed-rate trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate obligation for a term of five years at a fixed rate of 6.43%.

External borrowings averaged $902 million or 21% of total funding sources for all of 2008 as compared to $821 million or 20% of total funding sources for 2007.  The increase in this ratio was primarily attributable to the need to supplement the funding of strong organic loan growth and provide temporary financing for investment purchases made in advance of the significant amount of liquidity that was provided by the Citizens branch acquisition, as well as the funding of acquisitions with cash over the past two years. As shown in Table 15 on page 36, at year-end 2008, $415 million or 48% of external borrowings had remaining terms of one year or less, down from $486 million or 52% at December 31, 2007 and up considerably from the $186 million or 23% at the end of 2006.  This change in external funding mix is primarily the result of a $200 million short-term leverage strategy entered into in the third quarter of 2007 funded with certain callable debt obligations classified as short-term, reduced utilization of Fed Funds purchased and the early redemption of trust preferred obligations.

As displayed in Table 4 on page 22, the overall mix of funding has shifted in 2008.  The percentage of funding derived from deposits decreased to 79% in 2008 from 80% in 2007 and 82% in 2006.  Average FHLB borrowings increased during 2008 in order to supplement the funding of strong organic loan growth and provide temporary financing for investment purchases made in advance of the significant amount of liquidity that was provided by the Citizens branch acquisition.  In addition, drastically lower short-term external borrowing rates in the latter part of 2008 made this funding alternative more attractive in comparison to other sources such as time deposits, a very different environment than that experienced in 2006 and 2007.  In 2007, the Company took advantage of improving spreads between short-term convertible advances and certain short-term investment opportunities.  This strategy not only produced positive net interest income, but it also served to demonstrate the Company’s ability to freely access liquidity sources despite tightened credit market conditions.  At December 31, 2008 external borrowings declined $67 million from the end of the prior year, as a portion of the new liquidity from the branch acquisition was used to eliminate short-term obligations.

The following table summarizes the outstanding balance of short-term borrowings of the Company as of December 31:

Table 15: Short-term Borrowings

(000's omitted, except rates)	2008	2007	2006
Federal funds purchased	$ 0	$27,285	$ 0
Term borrowings at banks
90 days or less	3,500	17,972	20,300
Over 90 days	411,476	415,000	135,000
Commercial loans sold with recourse	6	8	143
Capital lease obligation	40	37	0
Subordinated debt held by unconsolidated subsidiary trusts	0	25,774	30,928
Balance at end of period	$415,022	$486,076	$186,371

Daily average during the year	$450,780	$257,874	$144,043
Maximum month-end balance	$631,979	$486,076	$192,000
Weighted-average rate during the year	3.95%	4.13%	3.83%
Weighted-average year-end rate	4.05%	4.35%	4.90%

The following table shows the maturities of various contractual obligations as of December 31, 2008:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000's omitted)	Or Less	Three Years	Five Years	Five Years	Total
Federal Home Loan Bank advances	$414,976	$26,703	$791	$318,000	$760,470
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	101,975	101,975
Commercial loans sold with recourse	6	18	12	0	36
Purchase obligations, primarily premises and equipment	1,916	0	0	0	1,916
Capital lease obligation	40	12	0	0	52
Operating leases	3,851	6,355	4,508	6,112	$20,826
Total	$420,789	$33,088	$5,311	$426,087	$885,275

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

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2008	2007
Commitments to extend credit	$523,017	$482,517
Standby letters of credit	13,209	10,121
Total	$536,226	$492,638

Investments

The objective of the Company’s investment portfolio is to hold low-risk, high-quality earning assets that provide favorable returns and provide another effective tool to actively manage its asset/liability position in order to maximize future net interest income opportunities.  This must be accomplished within the following constraints: (a) implementing certain interest rate risk management strategies which achieve a relatively stable level of net interest income; (b) providing both the regulatory and operational liquidity necessary to conduct day-to-day business activities;  (c) considering investment risk-weights as determined by the regulatory risk-based capital guidelines; and (d) generating a favorable return without undue compromise of the other requirements.

As displayed in Table 18 below, the book value of the Company’s investment portfolio remained at  $1.375 billion at year-end 2008.  Average investment balances including cash equivalents (book value basis) for 2008 decreased $47.2 million or 3.4% versus the prior year.  Investment interest income in 2008 was $5.1 million or 6.1% lower than the prior year as a result of the lower average balances in the portfolio and a 17 basis point decrease in the average investment yield from 5.98% to 5.81% primarily due to the reinvestment of cash flows of higher yielding securities into similar products at lower yields based on current market conditions.

During 2006, the investment portfolio continued to decline due to the contractual runoff of securities.  Cash flows from the maturing securities were used to pay down short-term borrowings and the excess were invested in short-term interest bearing cash equivalents, as the long-term investments alternatives were not attractive in the then flat yield curve environment.  In the second half of 2007, the Company took advantage of certain investment opportunities to increase the portfolio through a short-term leverage strategy.  This strategy produced positive net interest income and served to demonstrate the Company’s ability to freely access liquidity sources despite tightened credit market conditions.  As of December 31, 2007, the expected life-to-maturity of the portfolio was 4.9 years versus 4.7 years as of December 31, 2006.  In 2008 cash flows from maturing investments were used to fund loan growth rather than be reinvested at unfavorable market rates in the first half of the year.  In the latter half of the year, the Company took advantage of favorable market conditions to purchase investments in advance of the liquidity provided by the Citizens branch acquisition in November 2008.

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U. S. Agency debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating).  The majority of the municipal bonds are AAA-rated.  The portfolio does not include any private label mortgage backed securities (MBSs) or private label collateralized mortgage obligations (CMOs).

Included in the available for sale portfolio are pooled trust preferred securities with a current par value of $74.4 million and unrealized losses of $22.7 million at December 31, 2008.  The underlying collateral of these assets are principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior, cash flow tranche of the pools.  All other tranches in these pools will incur losses before this tranche is impacted.  The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The fair value of these securities was based on a discounted cash flow model using market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions may have a significant effect on the reported fair values.  The use of different assumptions, as well as, changes in market conditions, could result in materially different fair values.  The Company has the intent and ability to hold these securities to recovery or maturity and does not consider these investments to be other-than temporarily impaired as of December 31, 2008.  In determining if unrealized losses are other-than-temporary, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  Subsequent changes in market or credit conditions could change those evaluations.

Ninety-four percent of the investment portfolio was classified as available-for-sale at year-end 2008 versus 90% at the end of 2007.  The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2008 was $20.0 million, up $2.8 million from one year earlier.  This increase is indicative of the interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$61,910	$64,268	$127,055	$127,382	$127,200	$124,020
Obligations of state and political subdivisions	15,784	16,004	6,207	6,289	7,242	7,257
Other securities	3,196	3,196	3,988	3,988	11,417	11,417
Total held-to-maturity portfolio	80,890	83,468	137,250	137,659	145,859	142,694

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	382,301	411,783	432,832	438,526	372,706	370,787
Obligations of state and political subdivisions	538,008	547,939	532,431	543,963	502,677	514,647
Corporate debt securities	35,596	35,152	40,457	40,270	35,603	35,080
Collateralized mortgage obligations	25,464	25,700	34,451	34,512	43,768	43,107
Pooled trust preferred securities	72,535	49,865	73,089	72,300	0	0
Mortgage-backed securities	188,560	192,054	72,655	73,525	76,266	75,181
Subtotal	1,242,464	1,262,493	1,185,915	1,203,096	1,031,020	1,038,802
Federal Home Loan Bank common stock	38,056	38,056	39,770	39,770	32,717	32,717
Federal Reserve Bank common stock	12,383	12,383	10,582	10,582	10,582	10,582
Other equity securities	1,189	1,189	1,174	1,174	1,311	1,311
Total available-for-sale portfolio	1,294,092	1,314,121	1,237,441	1,254,622	1,075,630	1,083,412

Net unrealized gain on available-for-sale portfolio	20,029	0	17,181	0	7,782	0
Total	$1,395,011	$1,397,589	$1,391,872	$1,392,281	$1,229,271	$1,226,106

The following table sets forth as of December 31, 2008, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 19: Maturities of Investment Securities

		Maturing	Maturing
	Maturing	After One	After Five		Total
	Within	Year but	Years but	Maturing	Amortized
	One Year	Within	Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$34,655	$27,255	$0	$61,910
Obligations of state and political subdivisions	11,498	4,148	138	0	15,784
Other securities	0	64	36	3,096	3,196
Held-to-maturity portfolio	$11,498	$38,867	$27,429	$3,096	$80,890

Weighted-average yield (1)	3.54%	4.47%	6.10%	4.49%	4.89%

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$11,005	$101,922	$192,554	$76,820	$382,301
Obligations of state and political subdivisions	17,872	131,839	214,250	174,047	538,008
Corporate debt securities	0	20,613	14,983	0	35,596
Collateralized mortgage obligations (2)	8,538	14,564	2,362	0	25,464
Pooled trust preferred securities	0	0	0	72,535	72,535
Mortgage-backed securities (2)	8	289	5,715	182,548	188,560
Available-for-sale portfolio	$37,423	$269,227	$429,864	$505,950	$1,242,464

Weighted-average yield (1)	4.71%	4.56%	4.62%	4.84%	4.70%

(1) Weighted-average yields are an arithmetic computation of income divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 54 for additional accounting pronouncements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of Management’s Discussion and Analysis of Financial Condition and Results of Operations starting on page 31.  Although more than a third of the securities portfolio at year-end 2008 was invested in municipal bonds, management believes that the tax risk of the Company’s municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  The Company also believes that it has an insignificant amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AAA-rated (highest possible rating).  The Company does not have any material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

The following table reflects the Company's one-year net interest income sensitivity, using December 31, 2008 asset and liability levels as a starting point.

The prime rate and federal funds rate are assumed to move up 200 basis points and down 100 basis points over a 12-month period while the treasury curve shifts to spreads over federal funds that are more consistent with historical norms.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate, generally reflecting 10%-65% of the movement of the federal funds rate.

Cash flows are based on contractual maturity, optionality and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

	Calculated increase (decrease) in Projected
	Net Interest Income at December 31
Changes in Interest Rates	2008	2007
+200 basis points	$2,261,000	$1,114,000
0 basis points (normal yield curve)	($2,735,000)	N/A
-100 basis points	N/A	($853,000)

In the 2008 and 2007 models, the rising rate environment reflects an increase in net interest income (“NII”) from a flat rate environment while NII decreases if rates were to fall.  The change in NII in both environments is largely due to assets repricing faster than corresponding liabilities.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

For the 2008 model, the bank continues to show interest rate risk exposure to falling rates despite Fed Funds trading at a range of 0 – 25 basis points.  In the 0 basis point model (normal yield curve), longer-term rates are lowered to levels more consistent with historical norms.  In this model, net interest income declines during the first twelve months as cash flows from assets reprice to lower rates and corresponding liabilities are assumed to remain constant.  Despite Fed Funds trading near 0%, the Company believes long-term treasury rates could potentially fall further, and thus, the (normal yield curve) model tests the impact of this lower treasury rate scenario.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent auditor’s reports of Community Bank System, Inc. are contained on pages 44 through 76 of this item.

•	Consolidated Statements of Condition,
December 31, 2008 and 2007

•	Consolidated Statements of Income,
Years ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2008, 2007, and 2006

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2008, 2007, and 2006

•	Notes to Consolidated Financial Statements,
December 31, 2008

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2008 and 2007 are contained on page 79.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$213,753	$130,823

Available-for-sale investment securities	1,314,121	1,254,622
Held-to-maturity investment securities	80,890	137,250
Total investment securities (fair value of $1,397,589 and $1,392,281, respectively)	1,395,011	1,391,872

Loans	3,136,140	2,821,055
Allowance for loan losses	(39,575)	(36,427)
Net loans	3,096,565	2,784,628

Core deposit intangibles, net	22,340	19,765
Goodwill	301,149	234,449
Other intangibles, net	5,135	2,002
Intangible assets, net	328,624	256,216

Premises and equipment, net	73,294	69,685
Accrued interest receivable	26,077	25,531
Other assets	41,228	38,747
Total assets	$5,174,552	$4,697,502

Liabilities:
Noninterest bearing deposits	$638,558	$584,921
Interest-bearing deposits	3,062,254	2,643,543
Total deposits	3,700,812	3,228,464

Borrowings	760,558	801,604
Subordinated debt held by unconsolidated subsidiary trusts	101,975	127,724
Accrued interest and other liabilities	66,556	60,926
Total liabilities	4,629,901	4,218,718

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 33,468,215 and
32,999,544 shares issued at December 31, 2008 and 2007, respectively	33,468	33,000
Additional paid-in capital	212,400	208,429
Retained earnings	329,914	310,281
Accumulated other comprehensive (loss)/income	(12,864)	702
Treasury stock, at cost (834,811 and 3,364,811 shares, respectively)	(18,267)	(73,628)
Total shareholders' equity	544,651	478,784
Total liabilities and shareholders' equity	$5,174,552	$4,697,502

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2008	2007	2006
Interest income:
Interest and fees on loans	$186,833	$186,784	$167,113
Interest and dividends on taxable investments	41,022	48,032	41,869
Interest and dividends on nontaxable investments	23,004	21,421	22,919
Total interest income	250,859	256,237	231,901

Interest expense:
Interest on deposits	63,080	77,682	61,544
Interest on short-term borrowings	17,816	10,644	5,513
Interest on long-term borrowings	14,552	22,001	22,013
Interest on subordinated debt held by unconsolidated subsidiary trusts	6,904	9,936	8,022
Total interest expense	102,352	120,263	97,092

Net interest income	148,507	135,974	134,809
Less: provision for loan losses	6,730	2,004	6,585
Net interest income after provision for loan losses	141,777	133,970	128,224

Noninterest income:
Deposit service fees	35,624	32,012	28,348
Other banking services	3,184	3,284	2,730
Trust, investment and asset management fees	8,648	8,264	7,396
Benefit plan administration, consulting and actuarial fees	25,788	19,700	13,205
Gain (loss) on investment securities and debt extinguishments	230	(9,974)	(2,403)
Total noninterest income	73,474	53,286	49,276

Operating expenses:
Salaries and employee benefits	82,962	75,714	67,103
Occupancy and equipment	21,256	18,961	17,884
Customer processing and communications	16,831	15,691	12,934
Amortization of intangible assets	6,906	6,269	6,027
Legal and professional fees	4,565	4,987	4,593
Office supplies and postage	5,077	4,303	4,035
Business development and marketing	5,288	5,420	4,251
Goodwill impairment	1,745	0	0
FDIC insurance premiums	1,678	435	403
Special charges/acquisition expenses	1,399	382	647
Other	10,855	9,912	9,326
Total operating expenses	158,562	142,074	127,203

Income before income taxes	56,689	45,182	50,297
Income taxes	10,749	2,291	11,920
Net income	$45,940	$42,891	$38,377

Basic earnings per share	$1.51	$1.43	$1.28
Diluted earnings per share	$1.49	$1.42	$1.26
Cash dividends declared per share	$0.86	$0.82	$0.78

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2006, 2007 and 2008
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Employee
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Stock Plan
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	-Unearned	Total

Balance at December 31, 2005	29,956,852	$32,451	$196,312	$276,809	$8,420	($56,074)	($323)	$457,595
Net income				38,377				38,377
Other comprehensive loss, net of tax					(3,226)			(3,226)
Adjustment for initial adoption of SFAS 158					(9,891)			(9,891)
Dividends declared:
Common, $0.78 per share				(23,315)				(23,315)
Common stock issued under employee stock plan, including tax benefits of $936	322,757	322	5,024				161	5,507
Stock-based compensation			2,023					2,023
Treasury stock purchased	(259,450)					(5,542)		(5,542)
Reclassification of unearned restricted stock awards to additional paid-in capital in accordance with SFAS 123(R)			(162)				162
Balance at December 31, 2006	30,020,159	32,773	203,197	291,871	(4,697)	(61,616)	0	461,528
Net income				42,891				42,891
Other comprehensive income, net of tax					5,399			5,399
Dividends declared:
Common, $0.82 per share				(24,481)				(24,481)
Common stock issued under employee stock plan, including tax benefits of $949	226,224	227	3,055					3,282
Stock-based compensation			2,177					2,177
Treasury stock purchased	(611,650)					(12,012)		(12,012)
Balance at December 31, 2007	29,634,733	$33,000	$208,429	$310,281	$702	($73,628)	$0	$478,784
Net income				45,940				45,940
Other comprehensive income, net of tax					(13,566)			(13,566)
Dividends declared:
Common, $0.86 per share				(26,307)				(26,307)
Common stock issued under employee stock plan, including tax benefits of $927	468,671	468	7,845					8,313
Stock-based compensation			2,036					2,036
Common stock issuance	2,530,000		(5,910)			55,361		49,451
Balance at December 31, 2008	32,633,404	$33,468	$212,400	$329,914	($12,864)	($18,267)	$0	$544,651

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2008	2007	2006
Change in accumulated unrealized (losses) gains for pension and other postretirement obligations	($21,503)	$2,005	($118)
Change in unrealized (losses) and gains on derivative instruments used in cash flow hedging relationships	(4,476)	(2,994)	750
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	3,077	9,376	(5,928)
Reclassification adjustment for (gains) losses included in net income	(230)	22	0
Other comprehensive (loss) gain, before tax	(23,132)	8,409	(5,296)
Income tax benefit (expense) related to other comprehensive loss	9,566	(3,010)	2,070
Other comprehensive (loss) income, net of tax	(13,566)	5,399	(3,226)
Net income	45,940	42,891	38,377
Comprehensive income	$32,374	$48,290	$35,151

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, except Share Data)
	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$45,940	$42,891	$38,377
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,463	9,323	8,613
Amortization of intangible assets	6,906	6,269	6,027
Net amortization of premiums and discounts on securities and loans	(951)	(6,987)	1,094
Amortization of unearned compensation and discount on subordinated debt	613	405	160
Provision for loan losses	6,730	2,004	6,585
Impairment of goodwill	1,745	0	0
Provision for deferred taxes	3,999	742	(999)
(Gain) loss on investment securities and debt extinguishments	(230)	9,955	2,403
Gain on sale of loans and other assets	(75)	(118)	(116)
Proceeds from the sale of loans held for sale	3,705	17,943	31,567
Origination of loans held for sale	(3,654)	(17,823)	(31,446)
Excess tax benefits from share-based payment arrangements	(926)	(409)	(420)
Change in other operating assets and liabilities	(18,209)	(13,590)	11,256
Net cash provided by operating activities	55,056	50,605	73,101
Investing activities:
Proceeds from sales of available-for-sale investment securities	60,096	15,900	37,866
Proceeds from maturities of held-to-maturity investment securities	71,008	13,244	5,950
Proceeds from maturities of available-for-sale investment securities	324,888	564,351	121,949
Purchases of held-to-maturity investment securities	(14,793)	(4,780)	(9,449)
Purchases of available-for-sale investment securities	(440,313)	(706,130)	(78,776)
Net increase in loans	(210,031)	(66,610)	(39,347)
Cash received(paid) for acquisitions, net of cash acquired of $2,610, $21,873, and $29,831	372,779	(12,499)	(26,989)
Capital expenditures	(10,997)	(9,777)	(6,494)
Net cash provided by (used in) by investing activities	152,637	(206,301)	4,710
Financing activities:
Net change in demand deposits, NOW accounts, and savings accounts	66,090	10,379	(43,652)
Net change in time deposits	(158,790)	(34,334)	7,203
Net change in federal funds purchased	(27,285)	0	(36,300)
Net change in short-term borrowings	(18,997)	312,767	(35,100)
Net change in long-term borrowings (net of payments of $799, $150,845 and $1,283)	(20,552)	(193,860)	171,037
Loss on extinguishment of debt	0	(9,344)	0
Issuance of common stock	59,212	4,713	4,571
Purchase of treasury stock	0	(12,012)	(5,542)
Cash dividends paid	(25,367)	(24,231)	(23,021)
Tax benefits from share-based payment arrangements	926	409	420
Net cash (used in) provided by financing activities	(124,763)	54,487	39,616
Change in cash and cash equivalents	82,930	(101,209)	117,427
Cash and cash equivalents at beginning of year	130,823	232,032	114,605
Cash and cash equivalents at end of year	$213,753	$130,823	$232,032
Supplemental disclosures of cash flow information:
Cash paid for interest	$104,396	$122,071	$95,529
Cash paid for income taxes	9,855	8,985	7,266
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,179	6,239	5,989
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	111,836	87,910	273,588
Fair value of liabilities assumed	565,674	91,665	273,884

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a single bank holding company which wholly-owns five consolidated subsidiaries: Community Bank, N.A. (the “Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”), and Town & Country Agency LLC (“T&C”).  BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC, Harbridge Consulting Group LLC, and Hand Benefits & Trust, Inc. (“HBT”), which owns two subsidiaries Hand Securities Inc. (“HSI”), and Flex Corporation (“Flex”).  BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines  (see Note H).

The Bank operates 145 customer facilities throughout 28 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”) and CBNA Insurance Agency (“CBNA Insurance”).  CISI provides broker-dealer and investment advisory services.  TMC provides cash management, investment, and treasury services to the Bank.  PFC primarily is an investor in residential real estate loans.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.   CBNA Insurance is a full service property and casualty insurance agency.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Financial Accounting Standards Board Interpretation 46 Revised (“FIN 46R”), Consolidation of Variable Interest Entities  (VIE) provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss or receives a majority of the entity’s residual returns or both.  The Company’s wholly owned subsidiaries Community Capital Trusts III and IV are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2008.  Equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.  Investment securities are reviewed regularly for other than temporary impairment.  Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as other expense.  In determining if losses are other-than-temporary, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

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

Interest on loans is accrued and credited to operations based upon the principal amount outstanding.  Nonrefundable loan fees and related direct costs are included in the loan balances and are deferred and amortized over the life of the loan as an adjustment to loan yield using the effective yield method.  Premiums and discounts on purchased loans are amortized using the effective yield method over the life of the loans.

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

Commercial loans greater than $0.5 million are evaluated individually for impairment in accordance with FASB No. 114, “Accounting by Creditors for Impairment of a Loan.”  A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based upon the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral-dependent.

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

Intangible Assets
Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from 7 to 20 years. The initial carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific risk indicators.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value.

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

Other Real Estate
Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the unpaid loan balance or fair value less estimated costs of disposal.  Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the asset at the time of transfer.  Changes in value subsequent to transfer are recorded in operating expenses on the income statement.  Gains or losses not previously recognized resulting from the sale of other real estate are recognized as an expense on the date of sale.  At December 31, 2008 and 2007, other real estate, included in other assets, amounted to $1.1 million and $1.0 million, respectively.

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

Treasury Stock
Repurchases of shares of the Company’s common stock are recorded at cost as a reduction of stockholders’ equity.  Reissuance of shares of treasury stock is recorded at average cost.

On April 20, 2005 the Board of Directors authorized a twenty-month program to repurchase up to 1,500,000 shares of its outstanding shares.  On December 20, 2006 the Company extended the program through December 31, 2008.   As of December 31, 2008, the Company has repurchased 1,464,811 shares at an aggregate cost of $31.5 million, or $21.51 per share.  The repurchases were for general corporate purposes, including those related to stock plan activities.    On December 20, 2006 the Company announced an additional two-year authorization, through December 31, 2008, to repurchase up to 900,000 of its outstanding shares in open market or privately negotiated transactions.

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

Assets Under Management or Administration
Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition as they are not assets of the Company.  Substantially all fees associated with providing asset management services are recorded on an accrual basis of accounting and are included in noninterest income.  Assets under management or administration at December 31, 2008 and 2007 were $3.703 billion and $4.695 billion, respectively.

Advertising
Advertising costs amounting to approximately $2.2 million, $2.4 million and $2.1 million for the years ending December 31, 2008, 2007 and 2006, respectively, are nondirect response in nature and expensed as incurred.

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

Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"), which replaced the existing SFAS 123 and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”).  SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments’ fair value on the date of grant.  The Company adopted this standard using the modified prospective method.  Under this method, expense is recognized for awards that are granted, modified, or settled after December 31, 2005, as well as for unvested awards that were granted prior to January 1, 2006.  Stock based compensation expense is recognized ratably over the requisite service period for all awards (see Note L).

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

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This statement expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

FSP 142-3
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  Its intent is to improve the consistency between the useful life of intangible assets acquired or renewed after January 1, 2009.  The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

FSP 03-6-1
In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in EITF 03-6 and, therefore, should be included in the computation of earnings per share using the two-class method described in SFAS No. 128, Earnings Per Share.  This staff position will be effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all presented prior-period earnings per share data to be adjusted retrospectively.  The Company is evaluating the impact that this staff position will have on the presentation of its basic and diluted earning per share.

FSP 132(R)-1
In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). This FSP amends FASB Statement No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP is applicable to an employer that is subject to the disclosure requirements of FAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. The Company is evaluating the impact  FSP 132(R)-1 will have to the financial statements.

NOTE B:  ACQUISITIONS

Citizens Branches Acquisition
On November 7, 2008, the Company acquired 18 branch-banking centers in northern New York from Citizens Financial Group, Inc. (“Citizens”) in an all cash transaction.  The Company acquired approximately $109 million in loans and $565 million in deposits at a blended deposit premium of 12%.  The results of operations for the 18 branches acquired from Citizens have been included in the consolidated financial statements since that date.  In support of the transaction, the Company issued approximately $50 million of equity capital in the form of common stock in October 2008.

Alliance Benefit Group MidAtlantic
On July 7, 2008, Benefit Plans Administrative Services, Inc. (“BPAS”), a wholly owned subsidiary of the Company, acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (ABG) from BenefitStreet, Inc. in an all cash transaction.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.  The results of ABG’s operations have been included in the consolidated financial statements since that date.

Hand Benefits & Trust, Inc.
On May 18, 2007, BPAS acquired Hand Benefits & Trust, Inc. (HBT), a Houston, Texas based provider of employee benefit plan administration and trust services, in an all cash transaction.  The results of HBT’s operations have been included in the consolidated financial statements since that date.

TLNB Financial Corporation
On June 1, 2007, the Company acquired TLNB Financial Corporation, parent company of Tupper Lake National Bank (TLNB), in an all-cash transaction valued at approximately $17.6 million.  Based in Tupper Lake, NewYork, TLNB operated five branches in the northeastern New York State cities of Tupper Lake, Plattsburgh and Saranac Lake, as well as an insurance subsidiary, TLNB Insurance Agency, Inc.  The results of TLNB’s operations have been included in the consolidated financial statements since that date.

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

2008 Acquisition Summary
The purchase price allocation of the assets acquired and liabilities assumed, including capitalized acquisition costs, for the acquisitions of Citizens and ABG, and minor adjustments to the intangible assets from prior acquisitions is as follows:

(000’s omitted)
Cash and due from banks	$ 2,610
Loans, net of allowance for loan losses	108,633
Premises and equipment, net	2,051
Other assets	1,152
Core deposit intangibles	8,547
Customer list intangible	4,067
Goodwill	68,445
Total assets acquired	195,505
Deposits	565,048
Borrowings	14
Other liabilities	612
Total liabilities assumed	565,674
Net liabilities assumed	$ 370,169

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2008				2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$61,910	$2,358	$0	64,268	$127,055	$881	$554	$127,382
Obligations of state and political subdivisions	15,784	220	0	16,004	6,207	82	0	6,289
Other securities	3,196	0	0	3,196	3,988	0	0	3,988
Total held-to-maturity portfolio	80,890	2,578	0	83,468	137,250	$963	$554	137,659

Available-for-Sale Portfolio:
U.S. treasury and agency securities	382,301	29,482	0	411,783	432,832	5,747	53	438,526
Obligations of state and political subdivisions	538,008	13,537	3,606	547,939	532,431	11,976	444	543,963
Corporate debt securities	35,596	333	777	35,152	40,457	212	399	40,270
Collateralized mortgage obligations	25,464	236	0	25,700	34,451	180	119	34,512
Pooled trust preferred securities	72,535	0	22,670	49,865	73,089	0	789	72,300
Mortgage-backed securities	188,560	4,234	740	192,054	72,655	1,070	200	73,525
Subtotal	1,242,464	47,822	27,793	1,262,493	1,185,915	19,185	2,004	1,203,096
Federal Home Loan Bank	38,056	0	0	38,056	39,770	0	0	39,770
Federal Reserve Bank	12,383	0	0	12,383	10,582	0	0	10,582
Other equity securities	1,189	0	0	1,189	1,174	0	0	1,174
Total available-for-sale portfolio	1,294,092	$47,822	$27,793	1,314,121	1,237,441	$19,185	$2,004	1,254,622

Net unrealized gain on available-for-sale portfolio	20,029			0	17,181			0
Total	$1,395,011			$1,397,589	$1,391,872			$1,392,281

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	$61,879	$3,126	$7,419	$479	$69,298	$3,605
Corporate debt securities	10,897	681	1,903	97	12,800	778
Pooled trust preferred securities	0	0	49,865	22,670	49,865	22,670
Mortgage-backed securities	24,897	738	338	2	25,235	740
Total available-for-sale portfolio	$97,673	$4,545	$59,525	$23,248	$157,198	$27,793

As of December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses
Held-to-Maturity Portfolio:
U.S. treasury and agency securities / total held-to-maturity portfolio	$0	$0	$74,446	($554)	$74,446	($554)

Available-for-Sale Portfolio:
U.S. treasury and agency securities	$ 0	$ 0	$15,436	($ 53)	$ 15,436	($ 53)
Obligations of state and political subdivisions	54,201	(357)	23,716	(87)	77,917	(444)
Corporate debt securities	0	0	21,565	(399)	21,565	(399)
Collateralized mortgage obligations	0	0	19,934	(119)	19,934	(119)
Pooled trust preferred securities	72,300	(789)	0	0	72,300	(789)
Mortgage-backed securities	12,901	(11)	10,473	(189)	23,374	(200)
Total available-for-sale portfolio	$139,402	($1,157)	$91,124	($847)	$230,526	($2,004)

Included in the available for sale portfolio are pooled trust preferred securities with a current par value of $74.4 million and unrealized losses of $22.7 million at December 31, 2008.  The underlying collateral of these assets are principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior, cash flow, tranche of the pools.  All other tranches in these pools will incur losses before this tranche is impacted.  The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The fair value of these securities was based on a discounted cash flow model using market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions have a significant effect on the reported fair values.  The use of different assumptions, as well as, changes in market conditions, could result in materially different fair values.  The Company has the intent and ability to hold these securities to recovery or maturity and does not consider these investments to be other-than temporarily impaired as of December 31, 2008.  In determining if unrealized losses are other-than-temporary, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of December 31, 2008 or 2007 represents an other than temporary impairment.  The unrealized losses reported for the agency and mortgage-backed securities relate primarily to securities issued by FHLB, FNMA and FHLMC and are currently rated AAA by Moody’s Investor Services and Standard & Poor’s.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Due in one year or less	$11,498	$11,595	$28,877	$29,266
Due after one through five years	38,866	39,968	254,374	264,652
Due after five years through ten years	27,430	28,809	421,786	445,144
Due after ten years	3,096	3,096	323,403	305,677
Subtotal	80,890	83,468	1,028,440	1,044,739
Collateralized mortgage obligations	0	0	25,464	25,700
Mortgage-backed securities	0	0	188,560	192,054
Total	$80,890	$83,468	$1,242,464	$1,262,493

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2008	2007	2006
Proceeds from the sales of investment securities	$21,667	$15,900	$0
Gross gains on sales of investment securities	559	22	0
Gross losses on sales of investment securities	329	0	0
Proceeds from the maturities of mortgage-backed securities and CMO's	25,742	23,198	51,588
Purchases of mortgage-backed securities and CMO's	132,505	10,923	40,712

Investment securities with a carrying value of $719.8 million and $693.6 million at December 31, 2008 and 2007, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D:   LOANS

Major classifications of loans at December 31 are summarized as follows:

(000's omitted)	2008	2007
Consumer mortgage	$1,062,943	$977,553
Business lending	1,058,846	984,780
Consumer installment	1,014,351	858,722
Gross loans	3,136,140	2,821,055
Allowance for loan losses	39,575	36,427
Loans, net of allowance for loan losses	$3,096,565	$2,784,628

The estimated fair value of loans at December 31, 2008 and 2007 was $3.2 billion and $2.9 billion, respectively.  Nonaccrual loans of $12.1 million and $8.3 million and accruing loans ninety days past due of $0.6 million and $0.6 million at December 31, 2008 and 2007, respectively, are included in net loans.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

(000's omitted)	2008	2007
Balance at beginning of year	$24,419	$21,788
New loans	42	7,387
Payments	(1,292)	(4,756)
Balance at end of year	$23,169	$24,419

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

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2008	2007
Balance at beginning of period	$2,045	$2,638
Additions	2	108
Sales	(42)	0
Amortization	(659)	(803)
Obtained via acquisition	0	102
Carrying value before valuation allowance at end of period	1,346	2,045
Valuation allowance balance at beginning of period	0	0
Impairment charges	0	0
Impairment recoveries	0	0
Valuation allowance balance at end of period	0	0
Net carrying value at end of period	$1,346	$2,045
Fair value of MSRs at end of period	$2,817	$3,091
Unpaid principal balance of loans serviced for others	$354,016	$329,476

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2008	2007
Weighted-average life (in years)	19.5	20.3
Weighted-average constant prepayment rate (CPR)	6.86%	8.4%
Weighted-average discount rate	3.34%	5.26%

The following table summarizes the key economic assumptions used to estimate the fair value of MSRs capitalized during the year:
	2008	2007
Weighted-average life (in years)	29.75	29.81
Weighted-average constant prepayment rate (CPR)	10.60%	8.98%
Weighted-average discount rate	5.12%	5.40%

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in noninterest deposits, were approximately $5.5 million and $6.0 million at December 31, 2008 and 2007, respectively.

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

(000's omitted)	2008	2007	2006
Balance at beginning of year	$36,427	$36,313	$32,581
Provision for loan losses	6,730	2,004	6,585
Reserve on acquired loans	2,157	747	3,218
Charge-offs	(9,076)	(6,440)	(10,033)
Recoveries	3,337	3,803	3,962
Balance at end of year	$39,575	$36,427	$36,313

As of December 31, 2008 and 2007, the Company had impaired loans of $3,608,000 and $1,126,000, respectively.  The specifically allocated allowance for loan loss recognized on these impaired loans was $470,000 and $423,000 at December 31, 2008 and 2007, respectively.  For the years ended December 31, 2008 and 2007 the Company had average impaired loans of $2,701,000 and $1,190,000.  Interest income recognized on these loans in 2008 and 2007 was $0 and $49,000, respectively.  Included in total impaired loans at December 31, 2008 and 2007 were $1.0 million and $1.1 million of restructured loans.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2008	2007
Land and land improvements	$12,044	$10,755
Bank premises owned	70,998	69,155
Equipment and construction in progress	63,080	56,036
Premises and equipment, gross	146,122	135,946
Less: Accumulated depreciation	(72,828)	(66,261)
Premises and equipment, net	$73,294	$69,685

NOTE F:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of December 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$59,933	($37,593)	$22,340	$66,368	($46,603)	$19,765
Other intangibles	7,882	(2,747)	5,135	3,923	(1,921)	2,002
Total amortizing intangibles	67,815	(40,340)	27,475	70,291	(48,524)	21,767
Nonamortizing intangible assets:
Goodwill	301,149	0	301,149	234,449	0	234,449
Total intangible assets, net	$368,964	($40,340)	$328,624	$304,740	($48,524)	$256,216

The performance of Nottingham (previously Elias Asset Management) weakened subsequent to its acquisition in 2000 as a result of adverse market conditions.  Its operating performance stabilized in 2006 and improved in 2007 and early 2008, however, significant declines in the equity markets experienced in 2008 resulted in meaningful revenue declines.  As a result management determined that a triggering event had occurred and the Nottingham goodwill was tested for impairment during the fourth quarter of 2008.   Based on the goodwill valuation performed in the fourth quarter of 2008 the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $1.7 million to $5.6 million.   Additional declines in Nottingham’s operating results may cause future impairment to its remaining goodwill balance.  The remaining changes in the gross carrying amount of core deposit and goodwill relate to the 2008 acquisitions of Citizens and ABG, as well as minor adjustments to the intangible assets from prior acquisitions.  No goodwill impairment adjustment was recognized in 2007. The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2009	$8,087
2010	5,801
2011	3,356
2012	2,792
2013	2,176
Thereafter	5,263
Total	$27,475

NOTE G:  DEPOSITS
Deposits consist of the following at December 31:

(000's omitted)	2008	2007
Noninterest checking	$638,558	$584,921
Interest checking	597,445	467,450
Savings	464,626	453,274
Money market	574,278	324,975
Time	1,425,905	1,397,844
Total deposits	$3,700,812	$3,228,464

The estimated fair value of deposits at December 31, 2008 and 2007 was approximately $3.6 billion and $3.1 billion, respectively.  At December 31, 2008 and 2007, time certificates of deposit in denominations of $100,000 and greater totaled $329.3  million and $281.0 million respectively.  The approximate maturities of time deposits at December 31, 2008 are as follows:

(000's omitted)	Amount
2009	$1,088,812
2010	177,440
2011	41,924
2012	83,665
2013	33,558
Thereafter	506
Total	$1,425,905

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2008	2007
Short-term borrowings:
Federal funds purchased	$0	$27,285
Federal Home Loan Bank advances	414,976	432,972
Commercial loans sold with recourse	6	8
Capital lease obligation	40	37
Subordinated debt held by unconsolidated subsidiary trusts	0	25,774
Total short-term borrowings	415,022	486,076

Long-term borrowings:
Federal Home Loan Bank advances	345,495	341,221
Commercial loans sold with recourse	30	44
Capital lease obligation	11	37
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $552 and $577	101,975	101,950
Total long-term borrowings	447,511	443,252
Total borrowings	$862,533	$929,328

The weighted-average interest rates on short-term borrowings for the years ended December 31, 2008 and 2007 were 4.05% and 4.35%, respectively.  Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Long-term borrowings at December 31, 2008 have maturity dates as follows:

(000's omitted, except rate)	Notional Amount	Weighted -average Rate
January 19, 2010	312	3.35%
February 18, 2010	391	3.26%
April 14, 2010 (Callable)	25,000	6.35%
November 18, 2010	1,000	5.09%
February 15, 2011	2	6.25%
July 15, 2012	9	4.30%
January 17, 2013 (Callable)	792	4.00%
November 23, 2014	30	2.75%
May 19, 2016 (Callable)	100,000	4.72%
October 11, 2016 (Callable)	25,000	4.62%
October 11, 2016 (Callable)	25,000	4.35%
December 21, 2017 (Callable)	31,600	3.16%
December 21, 2017 (Callable)	126,400	3.40%
January 25, 2018 (Callable)	10,000	2.73%
July 31, 2031	24,655	7.00%
December 15, 2036	77,320	3.64%
Total	$447,511	4.12%

Instruments noted above as callable are Federal Home Loan Bank advances.  These advances have characteristics that include an initial lockout period, followed by a quarterly call option at the discretion of the Federal Home Loan Bank.  The estimated fair value of long-term borrowings at December 31, 2008 and 2007 was approximately $456.3 million and $442.1 million, respectively.

The Company sponsors two business trusts, , Community Statutory Trust III, and Community Capital Trust IV of which 100% of the common stock is owned by the Company.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust.  Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

	Issuance		Interest	Maturity	Call	Call
	Date	Amount	Rate	Date	Provision	Price
III	7/31/2001	24,450	3 month LIBOR plus 3.58% (7.00%)	7/31/2031	5 year beginning 2006	104.50% declining to par in 2011
IV	12/8/2006	75,000	3 month LIBOR plus 1.65% (3.64%)	12/15/2036	5 year beginning 2012	Par

On December 8, 2006, the Company established Community Capital Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $1.2 million and lower interest expense of  $0.5 million was recognized due to the interest rate swap agreement as of December 31, 2008 and 2007, respectively.

NOTE I:  INCOME TAXES

The provision for income taxes includes a $1.7 million benefit in 2008 and a $6.9 million benefit in 2007, related to the settlement and a related change in a position taken on certain previously unrecognized tax positions.  The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2008	2007	2006
Current:
Federal	$9,382	$9,257	$11,563
State and other	(2,632)	(7,708)	1,356
Deferred:
Federal	3,438	152	(1,198)
State and other	561	590	199
Provision for income taxes	$10,749	$2,291	$11,920

Components of the net deferred tax asset (liability), included in other liabilities, as of December 31 are as follows:

(000's omitted)	2008	2007
Allowance for loan losses	$15,221	$14,022
Employee benefits	6,463	3,053
Pension	7,239	5,996
Interest rate swap	2,585	864
Debt extinguishment	2,709	3,604
Other	294	875
Deferred tax asset	34,511	28,414

Investment securities	10,119	9,715
Intangible assets	12,899	11,766
Loan origination costs	5,190	5,697
Depreciation	4,336	4,195
Mortgage servicing rights	518	788
Deferred tax liability	33,062	32,161
Net deferred tax asset (liability)	$1,449	($3,747)

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(12.7)	(14.6)	(14.0)
State income taxes, net of federal benefit	(2.3)	(15.7)	0.1
Other	(1.0)	0.4	2.6
Effective income tax rate	19.0%	5.1%	23.7%

The adoption of FIN 48 as of January 1, 2007 did not result in any change to the Company’s liability for uncertain tax positions as of that date.  A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2008	2007
Unrecognized tax benefits at beginning of year	$2,701	$9,235
Changes related to:
Positions taken during the current year	77	288
Positions taken during a prior period	(1,400) )	(5,141) )
Settlements with taxing authorities	(225) )	(1,366) )
Lapse of statutes of limitation	(297) )	(315) )
Unrecognized tax benefits at end of year	$ 856	$2,701

As of December 31, 2008, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.9 million.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income taxes in the consolidated statement of income.  The accrued interest related to tax positions was approximately $0.2 million and $0.9 million at December 31, 2008 and 2007, respectively.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2004 may still be examined by the Internal Revenue Service.  New York State income tax examinations are underway for years 2005 through 2007.  It is not possible to estimate when those examinations may be completed.

It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of the New York State examination and expiration of statutes of limitations on prior tax returns.  The estimated range of change in unrecognized tax benefits is estimated to be between $0.2 million and $0.3 million.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2008, the Bank had approximately $4,243,000 in undivided profits legally available for the payments of dividends.

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
	Pension Benefits		Post-retirement Benefits
(000's omitted)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at the beginning of year	$56,026	$51,390	$9,827	$9,298
Service cost	3,274	3,186	691	593
Interest cost	3,272	2,720	600	522
Participant contributions	0	0	572	481
Plan amendment/merger	25	3,977	(354)	0
Deferred actuarial (gain) loss	1,422	(1,733)	(6)	(212)
Benefits paid	(4,062)	(3,514)	(866)	(855)
Benefit obligation at end of year	59,957	56,026	10,464	9,827
Change in plan assets:
Fair value of plan assets at beginning of year	59,000	47,213	0	0
Actual return of plan assets	(15,715)	3,084	0	0
Participant contributions	0	0	572	481
Employer contributions	9,654	9,200	294	374
Plan merger	0	2,552	0	0
Transfer of deferred compensation balances	0	62	0	0
Benefits paid	(3,734)	(3,111)	(866)	(855)
Fair value of plan assets at end of year	49,205	59,000	0	0
Funded status at year end	($10,752)	$2,974	($10,464)	($9,827)

Assets and liabilities recognized in the consolidated balance sheet were:
Other assets	$0	$7,617	$0	$0
Other liabilities	(10,752)	(4,643)	(10,464)	(9,827)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net loss	$33,335	$11,815	$1,875	$2,007
Net prior service cost	(488)	(784)	302	761
Net transition obligation	0	0	164	205
Pre-tax adjustment to AOCI	32,847	11,031	2,341	2,973
Taxes	(12,651)	(4,260)	(906)	(1,149)
Net adjustment to AOCI	$20,196	$6,771	$1,435	$1,824

The Company has unfunded supplemental pension plans for certain key executives.  The projected benefit obligation and accrued benefit cost included in the preceding table related to these plans was $4.8 million for 2008 and $4.6 million for 2007, respectively.    The benefit obligation for the defined benefit pension plan was $55.2 million and  $51.4 million as of December 31, 2008 and 2007 respectively.

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2008	2007	2008	2007
Prior service cost	$182	$126	($283)	($69)
Transition obligation	0	0	(25)	(26)
Net (gain) or loss	13,243	(1,119)	(81)	(209)
Total	$13,425	($993)	($389)	($304)

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
Prior service cost	($118)	$53
Transition obligation	0	41
Net (gain) or loss	2,633	71
Total	$2,515	$165

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007
Discount rate	6.10%	6.10%	6.10%	6.10%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2008	2007	2006	2008	2007	2006
Service cost	$3,114	$3,186	$2,920	$691	$593	$521
Interest cost	3,272	3,014	2,537	600	523	474
Expected return on plan assets	(4,817)	(4,340)	(3,309)	0	0	0
Amortization of unrecognized net loss	533	1,101	1,163	93	118	107
Amortization of prior service cost	(110)	(69)	(31)	105	110	110
Amortization of transition (asset) obligation	0	0	0	41	41	41
Net periodic benefit cost	$1,992	$2,892	$3,280	$1,530	$1,385	$1,253

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

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.10%	5.60%	5.60%	6.10%	5.60%	5.60%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
2009	$4,544	$536
2010	4,620	620
2011	5,681	695
2012	5,591	745
2013	5,851	789
2014-2018	30,478	4,772

The payments reflect future service and are based on various assumptions including retirement age and form of payment (lump-sum versus annuity). Actual results may differ from these estimates.

The assumed discount rate is used to reflect the time value of future benefit obligations.  The discount rate was determined based upon the yield on high-quality fixed income investments expected to be available during the period to maturity of the pension benefits.  This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase the Company’s obligation and future expense while an increase would have the opposite effect.   The expected long-term rate of return was estimated by taking into consideration asset allocation, reviewing historical returns on the type of assets held and current economic factors.  The appropriateness of the assumptions is reviewed annually.

The asset allocation for the defined benefit pension plan as of December 31, by asset category, is as follows:

	2008	2007
Equity securities	63%	70%
Debt securities	17%	25%
Alternative investments	5%	0%
Cash	15%	5%
Total	100%	100%

Plan assets included $2,561,000 (5%) and $3,533,000 (6%) of Community Bank System, Inc. stock at December 31, 2008 and 2007, respectively.

The investment objective for the defined benefit pension plan is to achieve an average annual total return over a five-year period equal to the assumed rate of return used in the actuarial calculations.  At a minimum performance level, the portfolio should earn the return obtainable on high quality intermediate-term bonds.  The Company’s perspective regarding portfolio assets combines both preservation of capital and moderate risk-taking.   Asset allocation favors equities, with a target allocation of approximately 60% equity securities and 40% fixed income securities.  In order to diversify the risk within the pension portfolio, the pension committee authorized the purchase of up to 15% of the assets may be in alternative investments, which are primarily hedge funds.  No more than 10% of the portfolio can be in stock of the Company.  Due to the volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.  Prohibited transactions include purchase of securities on margin, uncovered call options, and short sale transactions.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company expects to make a contribution of $15 million to its defined benefit pension plan during 2009.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

TLNB participated in a multi-employer tax qualified defined benefit pension plan.  All employees of TLNB who met minimum service requirements participated in the plan.  Contributions for 2008 and 2007 were $35,000 and $57,000, respectively.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2008 was 8.25% for the pre-65 participants and 7.00% for the post-65 participants for medical costs and 10.00% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2015, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point increase in the trend rate would increase the service and interest cost components by $69,000 and increase the benefit obligation by $405,000.  A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $63,000 and decrease the benefit obligation by $370,000.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 1% being eligible for a 100% matching contribution in the form of Company common stock and the next 5% being eligible for a 50% matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees.  The expense recognized under this plan for the years ended December 31, 2008, 2007 and 2006 was $2,395,000, $1,821,000 and  $1,750,000, respectively.

Deferred Compensation Plan for Certain Executive Employees
The Company has a Deferred Compensation Plan for Certain Executive Employees in which participants may contribute up to 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan.  Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan.  The expense recognized under this plan for the years ended December 31, 2008, 2007 and 2006 was $59,000, $58,000 and $71,000, respectively.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2008 and 2007, the Company has recorded a liability of $6,103,000 and $6,823,000, respectively.  The expense recognized under these plans for the years ended December 31, 2008, 2007, and 2006 was $6,000, $673,000 and $934,000, respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in his account.  As of December 31, 2008 and 2007, there were 98,957 and 90,359 shares credited to the participants’ accounts, for which a liability of $1,914,000 and $1,702,000 was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2008, 2007 and 2006, was $404,000, $256,000, and $251,000, respectively.

Director Stock Balance Plan
The Company has a Stock Balance Plan for nonemployee directors who have completed six months of service.  The Plan is a nonqualified, noncontributory defined benefit plan.  The Plan provides benefits for service prior to January 1, 1996 based on a predetermined formula and benefits for service after January 1, 1996 based on the performance of the Company’s common stock.  Participants become fully vested after six years of service.  The directors can elect to receive offset stock options that may reduce the Company’s liability under the Plan.  These options vest immediately and expire one year after the date the director retires or two years in the event of death.  Benefits are payable in the form of cash and/or Company stock (as elected by the director) on January 1st of the year after the director retires from the Board.  As of December 31, 2008 and 2007, the accrued liability was $776,000 and $439,000, respectively. The expense recognized under this plan for the years ended December 31, 2008, 2007 and 2006, was $71,000, $17,000 and $50,000, respectively.  The expense and related liability were calculated using a dividend rate of 3.00%, stock price appreciation of 6.00%, and a discount rate of 6.1% for 2008, and 6.1% for 2007, and 5.6% for 2006.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, retroactive stock appreciation rights.  As of December 31, 2008, the Company has authorization to grant up to 2,192,250 additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-average
		Exercise Price of
	Outstanding	Shares
Outstanding at December 31, 2006	2,574,963	$19.54
Granted	349,927	22.83
Exercised	(176,935)	15.01
Forfeited	(26,676)	23.44
Outstanding at December 31, 2007	2,721,279	20.22
Granted	363,991	18.19
Exercised	(388,491)	17.50
Forfeited	(30,526)	16.93
Outstanding at December 31, 2008	2,666,253	$20.38
Exercisable at December 31, 2008	1,764,679	$19.73

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2008:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted -average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted -average Exercise Price
$0.00 – $10.328	17,139	$9.20	1.3	17,139	$9.20
$10.328 – $12.910	203,656	12.19	1.8	203,656	12.19
$12.910 – $15.492	161,306	13.14	3.0	161,306	13.14
$15.492 – $18.074	358,979	16.37	5.6	358,979	16.37
$18.074 – $20.656	386,869	18.19	8.8	63,734	18.38
$20.656 – $23.238	488,494	22.95	8.4	226,238	22.97
$23.238 – $25.820	1,049,810	24.24	6.1	733,627	24.29
TOTAL	2,666,253	$20.38	6.3	1,764,679	$19.73

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2008 is 6.3 years and 5.5 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2008 is $10.9 million and $8.3 million, respectively.

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

As a result of applying the provisions of SFAS 123(R), the Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $2.0 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively.  A related income tax benefit was recognized of $525,000 and $472,000 for the 2008 and 2007 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2008 and 2007 was $585,000 and $300,000, respectively.

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

	2008	2007	2006
Weighted-average Fair Value of Options Granted	$4.48	$6.14	$6.10
Assumptions:
Weighted-average expected life (in years)	7.74	7.89	7.78
Future dividend yield	3.00%	3.00%	3.00%
Share price volatility	26.85%	26.15%	26.46%
Weighted-average risk-free interest rate	3.70%	4.87%	4.37%

Unrecognized stock based compensation expense related to non-vested stock options totaled $3.3 million at December 31, 2008, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 2.8 years.  The total fair value of shares vested during 2008, 2007, and 2006 were $1.6 million, $1.9 million and $1.7 million, respectively.

During the twelve months ended December 31, 2008 and 2007, proceeds from stock option exercises totaled $6.8 million and $2.7 million, respectively, and the related windfall tax benefits from exercise were approximately $927,000 and $410,000, respectively.   During the twelve months ended December 31, 2008 and 2007, 388,491 and 176,935 shares, respectively, were issued in connection with stock option exercise.  All shares issued were new shares issued from available authorized shares.  The total intrinsic value of options exercised during 2008, 2007 and 2006 were $3.0 million, $1.2 million and $2.8 million, respectively.

A summary of the status of the Company’s unvested stock awards as of December 31, 2008, and changes during the twelve months ended December 31, 2008, is presented below:
	Restricted Shares	Weighted-average grant date fair value
Unvested at January 1, 2007	9,443	$23.56
Awards	54,238	22.60
Cancellations	(1,624)	22.97
Vestings	(4,817)	22.77
Unvested at December 31, 2007	57,240	$22.73
Awards	83,914	18.31
Cancellations	(2,555)	19.14
Vestings	(16,423)	22.96
Unvested at December 31, 2008	122,176	$19.74

NOTE M:  EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

			Per Share
(000's omitted, except per share data)	Income	Shares	Amount
Year Ended December 31, 2008
Basic EPS	$45,940	30,496	$1.51
Common stock equivalents		330
Diluted EPS	$45,940	30,826	$1.49

Year Ended December 31, 2007
Basic EPS	$42,891	29,918	$1.43
Common stock equivalents		314
Diluted EPS	$42,891	30,232	$1.42

Year Ended December 31, 2006
Basic EPS	$38,377	29,976	$1.28
Common stock equivalents		416
Diluted EPS	$38,377	30,392	$1.26

There were approximately 1.5 million, 1.7 million, and 1.4 million anti-dilutive stock options outstanding for the years ended December 31, 2008, 2007 and 2006, respectively.

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

(000's omitted)	2008	2007
Commitments to extend credit	$523,017	$482,517
Standby letters of credit	13,209	10,121
Total	$536,226	$492,638

The Company has unused lines of credit of $100.0 million at December 31, 2008.  The Company has unused borrowing capacity of approximately $327.7 million through collateralized transactions with the Federal Home Loan Bank and $12.5 million through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York.  The required average total reserve for the 14-day maintenance period of December 18, 2008 through December 31, 2008 was $59.7 million of which $2.0 million was required to be on deposit with the Federal Reserve Bank of New York.  The remaining, $57.7 million, was represented by cash on hand.

NOTE O:  LEASES

The Company leases buildings and office space under agreements that expire in various years.  Rental expense included in operating expenses amounted to $3.6 million, $3.0 million and $2.7 million in 2008, 2007 and 2006, respectively.  The future minimum rental commitments as of December 31, 2008 for all noncancelable operating leases are as follows:

2009	$3,851
2010	3,423
2011	2,932
2012	2,477
2013	2.031
Thereafter	6,112
Total	$20,826

NOTE P:  REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk-weighted assets of 8%, and Tier I capital to risk-weighted assets and Tier I capital to average assets of 4%.  Management believes, as of December 31, 2008, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk-weighted assets of 10%, Tier I capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%.  There are no conditions or events since that notification that management believes have changed the institution’s category.  In addition, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

	2008		2007
(000's omitted)	Company	Bank	Company	Bank
Tier 1 capital to average assets
Amount	$342,071	$288,612	$344,436	$281,354
Ratio	7.22%	6.11%	7.77%	6.37%
Minimum required amount	$189,452	$188,917	$177,297	$176,811

Tier 1 capital to risk-weighted assets
Amount	$342,071	$288,612	$344,436	$281,354
Ratio	11.28%	9.55%	12.80%	10.48%
Minimum required amount	$121,304	$120,830	$107,637	$107,417

Total core capital to risk-weighted assets
Amount	$380,003	$326,397	$378,107	$314,957
Ratio	12.53%	10.81%	14.05%	11.73%
Minimum required amount	$242,609	$241,660	$215,275	$214,835

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 is as follows:

(000's omitted)	2008	2007
Assets:
Cash and cash equivalents	$46,704	$51,228
Investment securities	3,489	4,317
Investment in and advances to subsidiaries	603,751	548,094
Other assets	8,298	16,293
Total assets	$662,242	$619,932

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$15,616	$13,424
Borrowings	101,975	127,724
Shareholders' equity	544,651	478,784
Total liabilities and shareholders' equity	$662,242	$619,932

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2008	2007	2006
Revenues:
Dividends from subsidiaries	$44,000	$43,000	$39,750
Interest and dividends on investments	246	385	236
Gain on sale of fixed asset	0	26	204
Other income	26	11	24
Total revenues	44,272	43,422	40,214

Expenses:
Interest on long-term notes and debentures	6,904	9,973	8,441
Loss on early debt extinguishments	0	2,128	1,498
Other expenses	106	100	124
Total expenses	7,010	12,201	10,063

Income before tax benefit and equity in undistributed
net income of subsidiaries	37,262	31,221	30,151
Income tax benefit	3,874	12,629	2,299
Income before equity in undistributed net income (loss)
of subsidiaries	41,136	43,850	32,450
Equity in undistributed net income (loss) of subsidiaries	4,804	(959)	5,927
Net income	$45,940	$42,891	$38,377

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2008	2007	2006
Operating activities:
Net income	$45,940	$42,891	$38,377
Gain on sale of fixed assets/investment securities	(558)	(24)	(204)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net (income) loss of subsidiaries	(4,804)	959	(5,927)
Net change in other assets and other liabilities	7,670	(10,483)	4,096
Net cash provided by operating activities	48,248	33,343	36,342
Investing activities:
Purchase of investment securities	0	0	(2,423)
Proceeds from sale of investment securities	816	1,009	0
Proceeds from sale of fixed assets	0	180	260
Advances to subsidiaries	(1,820)	(1,600)	0
Capital contributions to subsidiaries	(59,839)	0	(24,000)
Net cash used in investing activities	(60,843)	(411)	(26,163)
Financing activities:
Net change in long-term borrowings	(25,774)	(30,928)	77,320
Issuance of common stock	59,212	4,713	4,571
Purchase of treasury stock	0	(12,012)	(5,542)
Cash dividends paid	(25,367)	(24,231)	(23,021)
Net cash (used) provided by financing activities	8,071	(62,458)	53,328
Change in cash and cash equivalents	(4,524)	(29,526)	63,507
Cash and cash equivalents at beginning of year	51,228	80,754	17,247
Cash and cash equivalents at end of year	$46,704	$51,228	$80,754

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,019	$11,903	$7,814
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$7,179	$6,239	$5,989

NOTE R:  FAIR VALUE

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities	$1,035	$1,211,617	$51,030	$1,263,682
Derivative assets/(liabilities), net	-	(6,721)	-	(6,721)
Total	$1,035	$1,204,896	$51,030	$1,256,961

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Available for sale investment securities – The fair value of available for sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.  The value of these instruments is determined using pricing models or similar techniques as well as significant judgment or estimation.

•
Derivative assets and liabilities – The fair value of derivative instruments traded in over-the-counter markets where quoted market prices are not readily available, are measured using models for which the significant assumptions such as yield curves and option volatilities are market observable.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

(000's omitted)	AFS investments
Balance at September 30, 2008	$51,485
Total gains included in earnings (a)	23
Total losses included in other comprehensive income	(229)
Purchases	6
Payments received	(255)
Balance at December 31, 2008	$51,030

(000's omitted)	AFS investments
Balance at January 1, 2008	$73,442
Total gains included in earnings (a)	67
Total losses included in other comprehensive income	(21,881)
Purchases	40
Payments received	(638)
Balance at December 31, 2008	$51,030

(a) Included in gain (loss) on sales of investment securities and relate to securities still held at December 31, 2008.

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3.  Loans subject to nonrecurring fair value measurement had a gross carrying amount of $1,029,000, with an associated valuation allowance of  $179,000 for a fair value of $850,000 at December 31, 2008.  These loans were classified as a Level 3 valuation.   The Company recorded goodwill impairment charges of $1.7 million as of December 31, 2008, as determined based on Level 3 inputs.  See Note F, “Intangible Assets,” for additional information on goodwill impairment.

NOTE S:  SEGMENT INFORMATION

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

The Company has identified Banking as its reportable operating business segment.  The banking segment provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as Northern Pennsylvania.

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
Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Consolidated Total
2008
Net interest income	$148,348	$ 159	$148,507
Provision for loan losses	6,730	0	6,730
Noninterest income excluding loss on investment securities and debt extinguishments	37,625	35,619	73,244
Loss on investment securities and debt extinguishments	230	0	230
Amortization of intangible assets	6,143	763	6,906
Goodwill impairment	0	1,745	1,745
Other operating expenses	121,954	27,957	149,911
Income before income taxes	$ 51,376	$ 5,313	$ 56,689
Assets	$5,148,939	$25,613	$5,174,552
Goodwill	$287,964	$13,185	$301,149

2007
Net interest income	$135,530	$ 444	$135,974
Provision for loan losses	2,004	0	2,004
Noninterest income excluding loss on investment securities and debt extinguishments	34,952	28,308	63,260
Loss on investment securities and debt extinguishments	(9,972)	(2)	(9,974)
Amortization of intangible assets	5,917	352	6,269
Other operating expenses	113,379	22,426	135,805
Income before income taxes	$ 39,210	$ 5,972	$ 45,182
Assets	$4,676,129	$21,373	$4,697,502
Goodwill	$221,224	$13,225	$234,449

2006
Net interest income	$134,385	$ 424	$134,809
Provision for loan losses	6,585	0	6,585
Noninterest income excluding gain on investment securities and debt extinguishments	30,786	20,893	51,679
Gain on investment securities and debt extinguishments	(2,403)	0	(2,403)
Amortization of intangible assets	5,672	355	6,027
Other operating expenses	104,591	16,585	121,176
Income before income taxes	$ 45,920	$ 4,377	$ 50,297
Assets	$4,482,030	$15,767	$4,497,797
Goodwill	$208,954	$11,336	$220,290

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2008.  Additionally, there were no changes in internal control during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the "Company") at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Buffalo, New York
March 13, 2009

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2008 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$40,396	$37,073	$35,440	$35,598	$148,507
Provision for loan losses	2,395	1,985	1,570	780	6,730
Net interest income after provision for loan losses	38,001	35,088	33,870	34,818	141,777
Noninterest income	18,824	19,383	17,649	17,618	73,474
Operating expenses	43,977	39,256	36,955	38,374	158,562
Income before income taxes	12,848	15,215	14,564	14,062	56,689
Income taxes	879	3,429	3,277	3,164	10,749
Net income	$11,969	$11,786	$11,287	$10,898	$45,940

Basic earnings per share	$0.37	$0.39	$0.38	$0.37	$1.51
Diluted earnings per share	$0.37	$0.39	$0.37	$0.36	$1.49

2007 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$34,989	$34,280	$33,338	$33,367	$135,974
Provision for loan losses	880	510	414	200	2,004
Net interest income after provision for loan losses	34,109	33,770	32,924	33,167	133,970
Noninterest income	7,217	17,572	15,018	13,479	53,286
Operating expenses	37,258	36,765	34,132	33,919	142,074
Income before income taxes	4,068	14,577	13,810	12,727	45,182
Income taxes	(7,779)	3,548	3,451	3,071	2,291
Net income	$11,847	$11,029	$10,359	$9,656	$42,891

Basic earnings per share	$0.40	$0.37	$0.34	$0.32	$ 1.43
Diluted earnings per share	$0.39	$0.37	$0.34	$0.32	$ 1.42

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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2008 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        -Consolidated Statements of Condition,
        December 31, 2008 and 2007

        -Consolidated Statements of Income,
        Years ended December 31, 2008, 2007, and 2006

        -Consolidated Statements of Changes in Shareholders' Equity,
        Years ended December 31, 2008, 2007, and 2006

        -Consolidated Statements of Comprehensive Income,
        Years ended December 31, 2008, 2007, and 2006

        -Consolidated Statement of Cash Flows,
        Years ended December 31, 2008, 2007, and 2006

        -Notes to Consolidated Financial Statements,
        December 31, 2008

        -Report of Independent Registered Public Accounting Firm

        -Quarterly selected data,
        Years ended December 31, 2008 and 2007 (unaudited)

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

3.3 Bylaws of Community Bank System, Inc., amended July 18, 2007. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 24, 2007. (Registration No. 001-13695)
4.1 Form of Common Stock Certificate.  Incorporated by reference to Exhibit No. 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 filed on September 29, 2008 (Registration No. 333-153403).

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

10.7  Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden.  Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).**

10.8 Supplemental Retirement Plan Agreement, effective August 2, 2004, by and between Community Bank System Inc. and Scott A. Kingsley.   Incorporated by reference to Exhibit No. 10.4 to the Quarterly Report on Form 10-Q filed on August 4, 2004 (Registration No. 001-13695).  **

10.9 Employment Agreement, effective August 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Brian D. Donahue, as amended December 31, 2008. * **

10.10 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough.   Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.11 2004 Long-Term Incentive Compensation Program. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2004 (Registration No. 001-13695). **

10.12 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.13 Deferred Compensation Plan for Directors, as amended.  Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.14 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004.  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.15 Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”).  Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).  **

10.16 Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002.  Incorporated by reference to Exhibit No. 10.33 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.17 Employment Agreement, dated January 1, 2008, by and among Community Bank System, Inc., Community Bank N.A. and George J. Getman.   Incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2008 (Registration No. 001-13695). **

10.18 Employment Agreement, dated April 4, 2008, by and among Community Bank System, Inc., Community Bank N.A. and Scott Kingsley.   Incorporated by reference to Exhibit No. 10.1 to the Form 8-K filed on April 9, 2008 (Registration No. 001-13695). **

14.1 Community Bank System, Inc., Code of Ethics. Incorporated by reference to Exhibit No. 1 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).

21.1 Subsidiaries of Community Bank System, Inc.
Name	Jurisdiction of Incorporation
Community Bank, N.A.	New York
Community Statutory Trust III	Connecticut
Community Capital Trust IV	Delaware
Benefit Plans Administrative Services, Inc.	New York
Benefit Plans Administrative Services LLC	New York
Harbridge Consulting Group LLC	New York
CBNA Treasury Management Corporation	New York
Community Investment Services, Inc.	New York
CBNA Preferred Funding Corp.	Delaware
CFSI Close-Out Corp.	New York
Nottingham Advisors, Inc.	Delaware
First Liberty Service Corporation	Delaware
First of Jermyn Realty Company, Inc.	Delaware
Brilie Corporation	New York
Town & Country Agency LLC	New York
CBNA Insurance Agency, Inc.	New York
Hand Benefits & Trust Company	Texas
Hand Securities, Inc.	Texas
Flex Corporation	Texas

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

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Mark E. Tryniski
   Mark E. Tryniski
   President and Chief Executive Officer
   March 13, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March 2009.

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

/s/ James W. Gibson, Jr.
James W. Gibson, Jr., Director

/s/ Charles E. Parente
Charles E. Parente, Director

/s/ David C. Patterson
David C. Patterson, Director

/s/ Sally A. Steele
Sally A. Steele, Director

/s/ James A. Wilson
James A. Wilson, Director

NEW YORK STOCK EXCHANGE

The undersigned Chief Executive Officer of Community Bank System, Inc. (the “Company”) certifies to the New York Stock Exchange (“NYSE”) that, as of the date of this certification, he is unaware of any violation by Community Bank System, Inc. of the NYSE’s corporate governance listing standards in effect as of the date of this certification.

The Chief Executive Officer of the Company submitted the required certification to the NYSE (as required pursuant to Section 303A.12 of the NYSE Listed Company Manual) without qualification to the NYSE for the year ended December 31, 2008.  In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 certifications”) with respect to the Company’s disclosures in its Annual Report on Form 10-K for the year ended December 31, 2008 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K.  The SOX 302 Certifications with respect to the Company’s disclosures in its Form 10-K for the year ended December 31, 2008 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Date:  March 13, 2009

/s/ Mark E. Tryniski
Mark E. Tryniski,
President, Chief Executive Officer and Director