Form 10-Q
period 2009-03-31
COMMUNITY BANK SYSTEM INC
filed 2009-05-07
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ . No  ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
32,741,623 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2009.

TABLE OF CONTENTS

		Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	March 31, 2009 and December 31, 2008	3

	Consolidated Statements of Income
	Three months ended March 31, 2009 and 2008	4

	Consolidated Statement of Changes in Shareholders' Equity
	Three Months ended March 31, 2009	5

	Consolidated Statements of Comprehensive Income
	Three Months ended March 31, 2009 and 2008	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2009 and 2008	7

	Notes to the Consolidated Financial Statements
	March 31, 2009	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Securities Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$350,670	$213,753

Available-for-sale investment securities, at fair value	1,299,965	1,314,121
Held-to-maturity investment securities	118,001	80,890
Total investment securities (fair value of $1,420,736 and $1,397,589, respectively)	1,417,966	1,395,011

Loans held for sale	16,429	0

Loans	3,103,741	3,136,140
Allowance for loan losses	(40,053)	(39,575)
Net loans	3,063,688	3,096,565

Core deposit intangibles, net	20,519	22,340
Goodwill	301,150	301,149
Other intangibles, net	4,850	5,135
Intangible assets, net	326,519	328,624

Premises and equipment, net	72,631	73,294
Accrued interest receivable	26,590	26,077
Other assets	50,240	41,228
Total assets	$5,324,733	$5,174,552

Liabilities:
Noninterest-bearing deposits	$667,452	$638,558
Interest-bearing deposits	3,194,713	3,062,254
Total deposits	3,862,165	3,700,812

Borrowings	756,854	760,558
Subordinated debt held by unconsolidated subsidiary trusts	101,981	101,975
Accrued interest and other liabilities	56,536	66,556
Total liabilities	4,777,536	4,629,901

Commitment and contingencies (See Note H)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized;	33,576	33,468
33,576,434 and 33,468,215 shares issued at March 31, 2009 and December 31, 2008, respectively
Additional paid-in capital	213,556	212,400
Retained earnings	333,176	329,914
Accumulated other comprehensive income	(14,844)	(12,864)
Treasury stock, at cost (834,811 shares)	(18,267)	(18,267)
Total shareholders' equity	547,197	544,651

Total liabilities and shareholders' equity	$5,324,733	$5,174,552

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Interest and fees on loans	$46,791	$46,515
Interest and dividends on taxable investments	10,307	10,714
Interest and dividends on nontaxable investments	6,001	5,922
Total interest income	63,099	63,151

Interest expense:
Interest on deposits	13,570	17,694
Interest on borrowings	7,757	8,041
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,586	1,818
Total interest expense	22,913	27,553

Net interest income	40,186	35,598
Less: provision for loan losses	2,810	780
Net interest income after provision for loan losses	37,376	34,818

Noninterest income:
Deposit service fees	9,018	8,261
Mortgage banking and other services	2,298	595
Benefit plan administration, consulting and actuarial fees	7,007	6,312
Wealth management services	2,033	2,163
Gain on sales of investment securities	-	287
Total noninterest income	20,356	17,618

Operating expenses:
Salaries and employee benefits	22,962	20,386
Occupancy and equipment	6,211	5,573
Data processing and communications	4,850	3,985
Amortization of intangible assets	2,105	1,531
Legal and professional fees	1,284	1,298
Office supplies and postage	1,375	1,278
Business development and marketing	1,292	1,322
FDIC premiums	1,375	109
Other	2,947	2,892
Total operating expenses	44,401	38,374

Income before income taxes	13,331	14,062
Income taxes	2,866	3,164
Net income	$10,465	$10,898

Basic earnings per share	$0.32	$0.37
Diluted earnings per share	$0.32	$0.36
Dividends declared per share	$0.22	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three Months Ended March 31, 2009
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2008	32,633,404	$33,468	$212,400	$329,914	($12,864)	($18,267)	$544,651

Net income				10,465			10,465

Other comprehensive loss, net of tax					(1,980)		(1,980)

Dividends declared:
Common, $0.22 per share				(7,203)			(7,203)

Common stock issued under
Stock plan, including
tax benefits of $86	108,219	108	513				621

Stock options earned			643				643

Balance at March 31, 2009	32,741,623	$33,576	$213,556	$333,176	($14,844)	($18,267)	$547,197

The accompanying notes are an integral part of the consolidated financial statements.
COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008
Other comprehensive (loss) income, before tax:
Change in pension liability	$1,074	($146)
Change in unrealized loss on derivative instruments used in cash flow hedging relationship	187	(2,758)
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period	(4,240)	4,280
Reclassification adjustment for gains included in net income	0	(287)
Other comprehensive (loss) income, before tax:	(2,979)	1,089
Income tax benefit (expense) related to other comprehensive income	999	(392)
Other comprehensive (loss) income, net of tax:	(1,980)	697
Net income	10,465	10,898
Comprehensive income	$8,485	$11,595

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$10,465	$10,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,522	2,332
Amortization of intangible assets	2,105	1,531
Net accretion of premiums and discounts on securities, loans and borrowings	(24)	(464)
Stock-based compensation	881	774
Provision for loan losses	2,810	780
Gain on investment securities and debt extinguishments	0	(287)
(Gain) Loss on sale of loans and other assets	(235)	39
Net change in loans originated for sale	(15,904)	(2)
Excess tax benefits from share-based payment arrangements	(86)	(287)
Change in other operating assets and liabilities	(17,582)	(5,591)
Net cash (used in) provided by operating activities	(15,048)	9,723
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	24,974
Proceeds from maturities of held-to-maturity investment securities	16,666	1,645
Proceeds from maturities of available-for-sale investment securities	74,827	187,092
Purchases of held-to-maturity investment securities	(53,849)	(510)
Purchases of available-for-sale investment securities	(64,809)	(124,262)
Net decrease (increase) in loans outstanding	30,067	(17,509)
Cash paid for acquisition (net of cash acquired of $0)	0	(304)
Capital expenditures	(1,876)	(2,786)
Net cash provided by investing activities	1,026	68,340
Financing activities:
Net change in non-interest checking, interest checking and savings accounts	167,452	27,531
Net change in time deposits	(6,098)	(12,613)
Net change in short-term borrowings	(3,574)	(45,254)
Change in long-term borrowings (net of payments of $130 and $197)	(130)	9,803
Payment on subordinated debt held by unconsolidated subsidiary trusts	0	(25,774)
Issuance of common stock	383	3,767
Cash dividends paid	(7,180)	(6,239)
Tax benefits from share-based payment arrangements	86	287
Net cash provided by (used in) financing activities	150,939	(48,492)
Change in cash and cash equivalents	136,917	29,571
Cash and cash equivalents at beginning of period	213,753	130,823
Cash and cash equivalents at end of period	$350,670	$160,394
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,028	$28,316
Cash paid for income taxes	0	75
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,203	6,252
Transfers from loans to other real estate	601	168

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Alliance Benefit Group MidAtlantic
On July 7, 2008, Benefit Plans Administrative Services, Inc. (“BPAS”), a wholly owned subsidiary of the company, acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (“ABG”) from BenefitStreet, Inc. in an all cash transaction.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.  The results of ABG’s operations have been included in the consolidated financial statements since that date.

The estimated purchase price allocation of the assets acquired and liabilities assumed in the purchase of Citizens and ABG, collectively, including capitalized acquisition costs, is as follows:

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

The general loan loss allocation is composed of two calculations that are computed on four main loan categories: commercial, consumer direct, consumer indirect and residential real estate.  The first calculation determines an allowance level based on the latest seven years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of the factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2009.  Equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.  Investment securities are reviewed regularly for other than temporary impairment.  Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as other expense.  In determining if losses are other-than-temporary, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

FSP FAS 132(R)-1
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new FSP.

FASB Staff Positions
In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously.  The Company will adopt all three staff positions in the second quarter of 2009.

FASB Staff Position (FSP) 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions.  This FSP is not expected to have a significant impact on the Company’s financial statements.

FSP 115-2 and FSP 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is not expected to have a significant impact on the Company’s financial statements.

FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods.  This FSP is not expected to have a significant impact on the Company’s financial statements.

NOTE D:  EARNINGS PER SHARE

The Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities effective January 1, 2009.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of this FSP had a minimal effect on the EPS calculation for the Company.

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 2.1 million anti-dilutive stock options outstanding at March 31, 2009 compared to approximately 1.6 million weighted-average anti-dilutive stock options outstanding at March 31, 2008 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(000's omitted, except per share data)	2009	2008
Net income	$10,465	$10,898
Income attributable to unvested stock-based compensation awards	(49)	(40)
Income available to common shareholders –basic	10,416	10,858
Weighted average common shares outstanding	32,651	29,720
Basic earnings per share	$0.32	$0.37

Net income	$10,465	$10,898
Income attributable to unvested stock-based compensation awards	(49)	(40)
Income available to common shareholders –basic	10,416	10,858
Weighted average common shares outstanding	32,651	29,720
Assumed exercise of stock options	167	315
Adjusted weighted-average shares – diluted	32,818	30,035
Diluted earnings per share	$0.32	$0.36

NOTE E:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of March 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$59,933	($39,414)	$20,519	$59,933	($37,593)	$22,340
Other intangibles	7,882	(3,032)	4,850	7,882	(2,747)	5,135
Total amortizing intangibles	67,815	(42,446)	25,369	67,815	(40,340)	27,475
Non-amortizing intangible assets:
Goodwill	301,150	0	301,150	301,149	0	301,149
Total intangible assets, net	$368,965	($42,446)	$326,519	$368,964	($40,340)	$328,624

No goodwill impairment adjustment was recognized in the first quarter of 2009. The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)	Amount
Apr-Dec 2009	$5,982
2010	5,801
2011	3,356
2012	2,793
2013	2,176
Thereafter	5,261
Total	$25,369

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.75%)	7/31/2031	5 year beginning 2006	104.50% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.97%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $550,000 was recognized based on the interest rate swap agreement for the three months ended March 31, 2009, compared to the recognition of lower interest expense of $37,000 for the three months ended March 31, 2008.

NOTE G:  BENEFIT PLANS

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides supplemental pension retirement benefits for several current and former key employees.  During the first quarter, the Company made a contribution to its defined benefit pension plan of $15.0 million.  No other contributions are required for regulatory purposes in 2009.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three months ended March 31 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2009	2008	2009	2008
Service cost	$874	$779	$200	$175
Interest cost	914	819	154	150
Expected return on plan assets	(1,172)	(1,117)	0	0
Net amortization and deferral	686	165	15	25
Amortization of prior service cost	(29)	(28)	13	27
Amortization of transition obligation	0	0	10	10
Net periodic benefit cost	$1,273	$618	$392	$387

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

The contract amount of commitment and contingencies are as follows:

(000's omitted)	March 31, 2009	December 31, 2008
Commitments to extend credit	$498,355	$523,017
Standby letters of credit	12,559	13,209
Total	$510,914	$536,226

NOTE I:  FAIR VALUE

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) allows entities an irrevocable option to measure certain financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.

SFAS No. 157, Fair Value Measurements (SFAS 157) establishes a common definition for fair value to be applied to generally accepted accounting principals requiring the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  It also classifies the inputs used to measure fair value into the following hierarchy:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
●	Level 3 – Significant valuation assumptions not readily observable in a market.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2009				December 31. 2008
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities	$1,026	$1,199,964	$48,703	$1,249,693	$1,035	$1,211,617	$51,030	$1,263,682
Forward sales contracts	0	(102)	0	(102)	0	0	0	0
Commitments to originate real estate loans for sale	0	0	271	271	0	0	0	0
Mortgage loans held for sale	0	16,429	0	16,429	0	0	0	0
Interest rate swap	0	(6,533)	0	(6,533)	0	(6,721)	0	(6,721)
Total	$1,026	$1,209,758	$48,974	$1,259,758	$1,035	$1,204,896	$51,030	$1,256,961

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at March 31, 2009 is $16.1 million.  The unrealized gain on mortgage loans held for sale of $0.3 million was recognized in mortgage banking and other income in the consolidated statement of income for the quarter ended March 31, 2009

•
Forward sales contracts – The Company enters into forward sales contracts to sell certain residential real estate loans.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The fair value of these forward sales contracts is primarily measured by obtaining pricing from certain government-sponsored entities.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company and therefore, are classified as Level 2 in the fair value hierarchy.

•
Commitments to originate real estate loans for sale – The Company enters into various commitments to originate real estate loans for sale.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities.  Additionally, SAB No. 109 requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative.  The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds.  The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

•
Interest rate swap – The Company utilizes interest rate swap agreements to modify the repricing characteristics of certain of its interest-bearing liabilities.  The fair value of these interest rate swaps traded in over-the-counter markets where quoted market prices are not readily available, are measured using models for which the significant assumptions such as yield curves and option volatilities are market observable and therefore, classified as Level 2 in the fair value hierarchy.

  The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table:

	Three Months Ended March 31,
(000's omitted)	2009	2008
Beginning balance	$51,030	$73,442
Total gains (losses) included in earnings	0	6
Total gains (losses) included in other comprehensive income	(1,942)	(3,796)
Purchases	16	0
Sales/calls	(401)	(68)
Commitments to originate real estate loans held for sale	271	0
Ending balance	$48,974	$69,584

Assets and liabilities measured on a non-recurring basis:

	March 31, 2009				December 31, 2008
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$364	$1,448	$1,812	$0	$0	$850	$850
Goodwill	n/a	n/a	n/a	n/a	0	0	5,579	5,579
Mortgage servicing rights	0	0	2,387	2,387	n/a	n/a	n/a	n/a
Total	$0	$364	$3,835	$4,199	$0	$0	$6,429	$6,429

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the period of estimated net servicing income.  Due primarily to an increase in the cost of servicing and an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s mortgage servicing rights declined during the first quarter of 2009.  As a result of this decline, the Company established a valuation allowance of $0.1 million at March 31, 2009.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds.  These inputs are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustment to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3.  At March 31, 2009, all impaired loans were classified as a Level 2 valuation.

The initial carrying value of goodwill is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value.  As a result of significant declines the equity markets experienced in 2008, management determined a triggering even had occurred and the goodwill associated with Nottingham Advisors, one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2008.  Based on the goodwill valuation performed in the fourth quarter of 2008 using Level 3 inputs, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $1.7 million to $5.6 million.

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

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category.  Revenues derived from these segments includes administration, consulting and actuarial services provided to sponsors of employee benefit plans, broker-dealer and investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Consolidated Total
For the Three Months Ended March 31, 2009
Net interest income	$40,172	$14	$40,186
Provision for loan losses	2,810	0	2,810
Noninterest income excluding gain (loss) on investment securities and debt extinguishments	11,110	9,246	20,356
Gain on investment securities	0	0	0
Amortization of intangible assets	1,847	258	2,105
Other operating expenses	34,152	8,144	42,296
Income before income taxes	$12,473	$858	$13,331
Assets	$5,286,736	$37,997	$5,324,733
Goodwill	$287,965	$13,185	$301,150

For the Three Months Ended March 31, 2008
Net interest income	$35,515	$ 83	$35,598
Provision for loan losses	780	0	780
Noninterest income excluding gain (loss) on investment securities and debt extinguishments	8,467	8,864	17,331
Gain on investment securities	287	0	287
Amortization of intangible assets	1,421	110	1,531
Other operating expenses	29,870	6,973	36,843
Income before income taxes	$ 12,198	$ 1,864	$ 14,062
Assets	$4,622,569	$35,846	$4,658,415
Goodwill	$221,315	$13,407	$234,722

NOTE K:  DERIVATIVE INSTRUMENTS

On January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities.   As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s statements of income and condition.

The Company is party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates.  These financial instruments have been limited to interest rate swap agreements, commitments to originate real estate loans held for sale and forward sales commitments.  The Company does not hold or issue derivative financial instruments for trading or other speculative purposes.

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value in accordance with SFAS 133.

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain of its borrowings.  The interest rate swap has been designated as a qualifying cash flow hedge in accordance with SFAS 133.  See further details of interest rate swap agreements in Note H to the consolidated financial statements as of December 31, 2008.

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of March 31, 2009:

	As of March 31, 2009
	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap agreement				Other liabilities	($75,000)	($6,533)
Derivatives not designated as hedging instruments under SFAS 133:
Interest rate lock commitments	Other assets	$13,651	$271
Forward sales commitments				Other liabilities	(20,369)	(103)
Total derivatives			$271			($6,636)

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three months ended March 31, 2009:

	For the Quarter Ending March 31, 2009
(000's omitted)	Location	Gain/(loss) recognized in the Statement of Income
Interest rate swap agreement	Interest on borrowings	$(550)
Interest rate lock commitments	Other banking services	271
Forward sales commitments	Other banking services	(103)
Total		$(382)

The amount of gain recognized during the three months ended March 31, 2009 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $115,000.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to $550,000 and is located in interest expense on borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the Company or CBSI) as of and for the three months ended March 31, 2009 and 2008, although in some circumstances the fourth quarter of 2008 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 17.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2009, “first quarter” refers to the quarter ended March 31, 2009, earnings per share (EPS) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (FTE) basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 32.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that critical accounting estimates include:

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

•
Investment securities - Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of the investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Marketable investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than –temporarily impaired.  Impairment losses must be recognized in current earnings rather than in other comprehensive income or loss.

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

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”
on pages 49-54 of the most recent Form 10-K (fiscal year ended December 31, 2008) filed with the Securities and Exchange Commission on March 13, 2009.

Executive Summary

The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial and municipal customers.

The Company’s core operating objectives are: (i) grow the branch network, primarily through a disciplined acquisition strategy, and certain selective de novo expansions, (ii) build high-quality, profitable loan and deposit portfolios using both organic and acquisition strategies, (iii) increase the noninterest income component of total revenues through development of banking-related fee income, growth in existing financial services business units, and the acquisition of additional financial services and banking businesses, and (iv) utilize technology to deliver customer-responsive products and services and reduce operating costs.

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

On November 7, 2008, the Company acquired 18 branch-banking centers in northern New York from Citizens Financial Group, Inc. (“Citizens”) in an all cash transaction.  The Company acquired approximately $109 million in loans and $565 million in deposits at a blended deposit premium of 12%.  The results of operations for the 18 branches acquired from Citizens have been included in the consolidated financial statements since that date.  In support of the transaction, the Company raised approximately $50 million of equity capital in the form of common stock in October 2008.

On July 7, 2008, Benefit Plans Administrative Services, Inc. (“BPAS”), a wholly owned subsidiary of the company, acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (“ABG”) from BenefitStreet, Inc. in an all cash transaction.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.  The results of ABG’s operations have been included in the consolidated financial statements since that date.

First quarter net income of $10.5 million, or $0.32 per share decreased 11% or $0.04 from the $0.36 per share reported in the first quarter of 2008.  Increased operating expenses, principally acquisition related, and significantly higher FDIC insurance assessments and a higher provision for loan losses resulted in the decrease.  These were partially offset by higher net interest income generated through organic and acquired growth of both loans and core deposits, continued expansion of non-interest income sources, increased secondary market mortgage activity and a stable net interest margin.  Cash earnings per share (which excludes the after-tax effect of the amortization of intangibles assets and acquisition-related market value adjustments) were $0.37 versus $0.41 for the prior year’s first quarter.

Asset quality in the first quarter of 2009 remained stable and favorable, as compared to peer financial organizations, with increases in loan charge-off, delinquency and nonperforming loan ratios as well as a higher provision for loan losses versus the first quarter of 2008, but they continued to be below long-term historical levels. The Company experienced year-over-year loan growth in all portfolios: consumer installment, consumer mortgage and business lending, due to organic growth and the acquisition of Citizens.  The investment portfolio, including cash equivalents, increased as compared to both the first quarter of 2008 and December 31, 2008 due to the net liquidity created from the acquisition of Citizens in the fourth quarter of 2008 and organic deposit growth.  Average deposits increased in the first quarter of 2009 as compared to both the first and fourth quarters of 2008, reflective of the Citizens acquisition and growth in core deposits.  External borrowings decreased from the end of December 2008 and the first quarter of 2008.

Net Income and Profitability

As shown in Table 1, net income for the quarter of $10.5 million declined 4.0% versus the first quarter of 2008. Earnings per share for the first quarter of $0.32 was $0.04 lower than the EPS generated in the same period of last year.  First quarter net interest income of $40.2 million was up $4.6 million or 12.9% from the comparable prior year period.  The current quarter’s provision for loan losses increased $2.0 million as compared to the first quarter of 2008 and increased $0.4 million from the fourth quarter of 2008.  First quarter noninterest income, excluding securities gains and losses, was $20.4 million, up $3.0 million or 17% from the first quarter of 2008.  Operating expenses of $44.4 million for the quarter were up $6.0 million or 16% from the comparable prior year period, a significant portion of the increase was attributable to the acquisitions of ABG and Citizens during the second and fourth quarters of 2008, as well as higher FDIC insurance assessments due to significant increases in premium rates and the incurrence of higher pension costs.

In addition to the earnings results presented above in accordance with generally accepted accounting principles (GAAP), the Company provides cash earnings per share, which excludes the after-tax effect of the amortization of intangible assets and acquisition-related market value adjustments.  Management believes that this information helps investors better understand the effect of acquisition activity in reported results.  Cash earnings per share for the first quarter of 2009 was $0.37, down 9.8% from the $0.41 earned in the comparable period of 2008.

As reflected in Table 1, the primary reasons for lower earnings were higher operating expenses and loan loss provision, partially offset by higher noninterest income and net interest income.  Net interest income for the first quarter of 2009 increased as compared to the first quarter of 2008 as a result of a slightly higher net interest margin as well as acquired and organic loan growth.  Excluding security gains and losses, noninterest income increased due to increased activity in the secondary mortgage banking business, growth in the Company’s employee benefits consulting and plan administration business, mostly as a result of the acquisition of ABG, as well as higher banking service fees and debit card related revenues from the acquired branches.  Higher net charge-offs and an increase in total loans outstanding were the primary reasons for the increase in loan loss provision.  Operating expenses increased for the quarter as compared to the prior year, primarily due to costs associated with the two acquisitions in the last year, as well as higher FDIC insurance assessments and higher pension costs related to the underlying asset performance in 2008.

A condensed income statement and a reconciliation of GAAP-based earnings results to cash-based earnings results are as follows:

Table 1: Summary Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2009	2008
Net interest income	$40,186	$35,598
Provision for loan losses	2,810	780
Noninterest income, excluding security losses	20,356	17,331
Gain on sales of investment securities	0	287
Operating expenses	44,401	38,374
Income before taxes	13,331	14,062
Income taxes	2,866	3,164
Net income	$10,465	$10,898

Diluted earnings per share	$0.32	$0.36

Table 2:  Reconciliation of GAAP Net Income to Cash Net Income (Non-GAAP measure)

	Three Months Ended
	March 31,
(000’s omitted)	2009	2008
Net income	$10,465	$10,898
After-tax cash adjustments:
Amortization of market value adjustments
on net assets acquired in mergers	53	156
Amortization of intangible assets	1,653	1,187
Net income – cash	$12,171	$12,241

Diluted earnings per share – cash	$0.37	$0.41

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

As shown in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter of 2009 was $44.2 million, a $4.7 million increase from the same period last year and was consistent with the fourth quarter of 2008.  A $526 million increase in first quarter interest-earning assets and a one basis point increase in the net interest margin versus the prior year had a greater impact than the $442 million increase in average interest-bearing liabilities.  As reflected in Table 4, the volume increase from interest bearing assets and the rate decrease on interest bearing liabilities had a $15.7 million favorable impact on net interest income, while the volume increase from interest bearing liabilities and rate decrease on interest bearing assets had a $11.0 million unfavorable impact on net interest income.   The decrease in the cost of funding had a slightly greater favorable impact on net interest margin than the lower yields on interest bearing assets.

Higher first quarter average loan balances were attributable to $201 million of organic loan growth since the first quarter of 2008, driven by growth in all portfolios: consumer installment, consumer mortgage and business lending.  The remaining contribution to the increase in the average first quarter loan balance was the $117 million of loans acquired in the Citizens acquisition.  Average investments and cash equivalents for the first quarter period were $207 million higher than the respective period of 2008, reflective of the net liquidity generated from the Citizens acquisition and organic deposit growth.  In comparison to the prior year, total average deposits were up $559 million or 17% for the quarter as a result of the November 2008 acquisition of Citizens.  First quarter average deposits from the Citizens acquisition were $565 million.  On an organic basis, average deposits for the first quarter decreased $5.7 million from the first quarter of 2008, as a result of the Company’s objective of lowering its overall funding costs by reducing higher cost time deposits.  Quarterly average borrowings decreased $21 million as compared to the first quarter of 2008 as a portion of the net liquidity from the branch acquisition was used to eliminate short-term borrowings.

The net interest margin of 3.82% for the first quarter increased one basis point versus the same period in the prior year.  The improvement was primarily attributable to a 70-basis point decrease in the cost of funds, driven by a 75-basis point drop in the cost of deposit funding and a nine-basis point decline in the cost of external borrowings.  Partially offsetting these improvements was a 67-basis point decline in the earning asset yield for the quarter as compared to the first quarter of 2008.  The change in the earning-asset yield was driven by a 59-basis point decrease in loan yields for the quarter and an 80-basis point decline in the investment yields for the quarter, mostly as a result of variable and adjustable-rate loans repricing downward due to the decline in interest rates, as well as the Company’s increased holdings of lower yielding cash instruments as it maintains a liquid position in anticipation of improved investment opportunities in future periods.

The first quarter cost of funds decreased 70 basis points versus the prior year quarter due to a 75-basis point decrease on interest-bearing deposits rates and a nine-basis point decrease in the average interest rate paid on external borrowings.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2008 and the first quarter of 2009 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined 6.0 percentage points over the last twelve months, while the percentage of deposits in lower cost checking and savings accounts has increased.  The rate paid on long-term borrowings was impacted by the approximately 200 basis point decrease in the three-month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $25 million of the mandatorily redeemable preferred securities is based.

Table 3 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.46% in 2009 and 38.49% in 2008.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
(000's omitted except yields and rates)	March 31, 2009			March 31, 2008
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$155,306	$96	0.25%	$44,728	$318	2.86%
Taxable investment securities (1)	842,496	10,541	5.07%	764,234	10,717	5.64%
Nontaxable investment securities (1)	559,344	9,579	6.95%	540,993	9,334	6.94%
Loans (net of unearned discount)	3,140,524	46,908	6.06%	2,822,100	46,672	6.65%
Total interest-earning assets	4,697,670	67,124	5.79%	4,172,055	67,041	6.46%
Noninterest-earning assets	537,582			469,964
Total assets	$5,235,252			$4,642,019

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,691,147	3,051	0.73%	$1,260,934	2,714	0.87%
Time deposits	1,432,149	10,519	2.98%	1,398,650	14,980	4.31%
Short-term borrowings	477,184	4,928	4.19%	426,116	4,419	4.17%
Long-term borrowings	384,852	4,415	4.65%	457,177	5,440	4.79%
Total interest-bearing liabilities	3,985,332	22,913	2.33%	3,542,877	27,553	3.13%
Noninterest-bearing liabilities:
Demand deposits	651,298			555,927
Other liabilities	52,490			60,465
Shareholders' equity	546,132			482,750
Total liabilities and shareholders' equity	$5,235,252			$4,642,019

Net interest earnings		$44,211			$39,488
Net interest spread			3.46%			3.33%
Net interest margin on interest-earnings assets			3.82%			3.81%

Fully tax-equivalent adjustment		$4,025			$3,890

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

Table 4: Rate/Volume

	1st Quarter 2009 versus 1st Quarter 2008
	Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net Change
(000's omitted)
Interest earned on:
Cash equivalents	$262	($484)	($222)
Taxable investment securities	1,040	(1,216)	(176)
Nontaxable investment securities	314	(69)	245
Loans (net of unearned discount)	4,992	(4,756)	236
Total interest-earning assets (2)	7,948	(7,865)	83

Interest paid on:
Interest checking, savings and money market deposits	825	(488)	337
Time deposits	351	(4,812)	(4,461)
Short-term borrowings	528	(19)	509
Long-term borrowings	(836)	(189)	(1,025)
Total interest-bearing liabilities (2)	3,150	(7,790)	(4,640)

Net interest earnings (2)	$4,947	$(224)	$4,723

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of such change in each component.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of  the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by Community Bank, N.A. and First Liberty Bank and Trust); 2) employee benefit plan administration, actuarial and consulting services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products (performed by Community Investment Services, Inc. or CISI and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors or Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Three Months Ended
	March 31,
(000's omitted)	2009	2008
Deposit service charges and fees	$9,018	$8,261
Benefit plan administration, consulting
and actuarial fees	7,007	6,312
Wealth management services	2,033	2,163
Other banking services	280	373
Mortgage banking	2,018	222
Subtotal	20,356	17,331
Gain on sales of investment securities	0	287
Total noninterest income	$20,356	$17,618

Noninterest income/total income (FTE)	31.5%	30.5%

As displayed in Table 5, noninterest income (excluding securities gains) was $20.4 million in the first quarter, an increase of $3.0 million or 17% from the prior year level.  A significant portion of the growth was attributable to higher residential mortgage banking revenues, which grew to $2.0 million in the first quarter of 2009 from $0.2 million in the year earlier period.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loans servicing fees and other mortgage loan-related fees and income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $91.8 million in the first quarter of 2009 as compared to $0.4 million in the first quarter of 2008.  Residential mortgage banking income totaled $2.0 million in the first quarter of 2009.  Residential mortgage loans held for sale recorded at fair value at March 31, 2009 totaled $16.4 million.  The continuation of the level of revenue experienced in the first quarter from mortgage banking will be dependent on market conditions and the trend in long-term interest rates.

General recurring banking fees of $9.0 million for the first quarter were up $0.8 million or 9.2%, as compared to the prior year period, driven by organic core deposit account growth, higher electronic banking related revenues, and incremental income generated from the acquired Citizens branches.  Benefit plan administration, consulting and actuarial fees, increased $0.7 million due to the acquisition of ABG in mid July 2008 which generated approximately $1.1 million of revenue growth in the quarter.  Asset-based benefit plan administration fees declined as compared to the first quarter of 2008 due to the overall decline in the financial market valuations over the last year.  First quarter wealth management services revenue decreased $0.1 million or 6.0%, primarily attributable to the adverse conditions prevalent throughout the financial markets.

The ratio of noninterest income to total income (FTE basis) was 31.5% for the quarter versus 30.5% for the comparable period in 2008.  This improvement is a function of increased noninterest income, primarily mortgage banking and acquisition related, combined with proportionally smaller increases in net interest income.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness used in the banking industry.

Table 6: Operating Expenses

	Three Months Ended
	March 31,
(000's omitted)	2009	2008
Salaries and employee benefits	$22,962	$20,386
Occupancy and equipment	6,211	5,573
Data processing and communications	4,850	3,985
Amortization of intangible assets	2,105	1,531
Legal and professional fees	1,284	1,298
Office supplies and postage	1,375	1,278
Business development and marketing	1,292	1,322
FDIC premiums	1,375	109
Other	2,947	2,892
Total operating expenses	$44,401	$38,374

Operating expenses/average assets	3.43%	3.32%
Efficiency ratio	65.3%	64.8%

As shown in Table 6, first quarter 2009 operating expenses were $44.4 million, up $6.0 million or 15.7% from the prior year level.  The significant portion of the increase was attributable to incremental operating expenses related to the ABG and Citizens acquisitions.  Additionally, the increase in operating expenses can be attributable to an increased level of FDIC-insurance assessments  ($1.3 million), higher pension costs related to the underlying asset performance in 2008 ($0.9 million), higher volume-based data processing and communication costs ($0.6 million), and increased amortization of intangibles related to the two acquisitions completed in the last year  ($0.4 million).  During 2007 and the first half of 2008, FDIC premiums were principally met through the application of a credit balance created in prior years.  This credit balance was depleted in the second quarter of 2008 and resulted in higher FDIC premiums in subsequent quarters.  Additionally, the FDIC’s reserve fund has declined over the past year due to costs associated with recent bank failures and is expected to continue to decline in the future.  Also in late 2008, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2009.  These actions have resulted in significant increases in the FDIC assessment charge rates (240% above the first quarter of 2008) and are expected to continue throughout the remainder of 2009.  The Company is also participating in the FDIC’s Temporary Liquidity Guarantee Program (TLGP) that provides unlimited coverage for transaction deposit accounts and for which a supplemental 10-basis point premium is assessed.  Several expense category increases continue to be impacted by the Company’s investment in strategic technology and business development initiatives to grow and enhance its service offerings.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization and acquisition expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 65.3% for the first quarter, 0.5 percentage point above the comparable quarter of 2008.  This resulted from operating expenses (as described above) increasing 14.5% primarily due to the acquisitions in the last year and the increased levels of FDIC premium and pension related expense, while recurring operating income increased at a slower rate of 13.6% due to a $2.7 million or 15.5% increase in noninterest income excluding security gains and a $4.7 million or 12.0% increase in net interest income year over year.  Operating expenses as a percentage of average assets increased 12 basis points for the quarter as operating expenses increased 15.7%, while average assets increased 12.8% during the same time period.  The increased level of FDIC premiums and pension related costs, which do not enhance revenue growth, impacted both ratios.

Income Taxes

The first quarter effective income tax rate was 21.5%, compared to the 22.5% effective tax rate in the first quarter of 2008.   The lower effective tax rate for 2009 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 7 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.42 billion at the end of the first quarter, an increase of $22.9 million and $110.3 million from December 31, 2008 and March 31, 2008, respectively.  The book value (excluding unrealized gains) of investments increased $27.2 million and $115.7 million from December 31, 2008 and March 31, 2008, respectively.  During the fourth quarter of 2008 and continuing in the first quarter of 2009, the Company invested a portion of the net liquidity received in the Citizens acquisition into mortgage-backed securities and obligations of state and political subdivisions.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of mortgage-backed securities and small decreases in all other security categories.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time.  At March 31, 2009, the portfolio had a $15.8 million net unrealized gain, a decrease of $4.2 million from the unrealized gain at December 31, 2008 and a decrease of $5.4 million from the unrealized gain at March 31, 2008.  This fluctuation is indicative of the liquidity risk associated with the pooled trust preferred securities, interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Included in the available for sale portfolio are pooled trust preferred securities with a current par value of $74.0 million and unrealized losses of $24.6 million at March 31, 2009.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior, cash flow tranche of the pools.  All other tranches in these pools will incur losses before this tranche is impacted.  The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The fair value of these securities was based on a discounted cash flow model using market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions may have a significant effect on the reported fair values.  The use of different assumptions, as well as changes in market conditions, could result in materially different fair values.  The Company has the intent and ability to hold these securities to recovery or maturity and does not consider these investments to be other-than temporarily impaired as of March 31, 2009.  In determining if unrealized losses are other-than-temporary, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  Subsequent changes in market or credit conditions could change those evaluations.

Table 7: Investments
	March 31, 2009		December 31, 2008		March 31, 2008
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and Agency securities	$46,874	$49,025	$61,910	$64,268	$127,019	$129,117
Government guaranteed mortgage-backed securities	50,603	50,900	0	0	0	0
Obligations of state and political subdivisions	17,333	17,655	15,784	16,004	5,850	5,959
Other securities	3,191	3,191	3,196	3,196	3,210	3,210
Total held-to-maturity portfolio	118,001	120,771	80,890	83,468	136,079	138,286

Available-for-Sale Portfolio:
U.S. Treasury and Agency securities	352,307	378,018	382,301	411,783	251,006	260,473
Obligations of state and political subdivisions	554,793	563,639	538,008	547,939	534,985	547,991
Corporate securities	35,588	35,356	35,596	35,152	37,259	37,626
Collateralized mortgage obligations	20,811	21,292	25,464	25,700	32,340	32,722
Pooled trust preferred securities	72,206	47,567	72,535	49,865	73,038	68,454
Government guaranteed mortgage-backed securities	197,042	202,673	188,560	192,054	171,882	174,418
Subtotal	1,232,747	1,248,545	1,242,464	1,262,493	1,100,510	1,121,684
Equity securities	51,429	51,420	51,628	51,628	49,919	49,919
Total available-for-sale portfolio	1,284,176	1,299,965	1,294,092	1,314,121	1,150,429	1,171,603

Net unrealized gain on available-for-sale portfolio	15,789	0	20,029	0	21,174	0
Total	$1,417,966	$1,420,736	$1,395,011	$1,397,589	$1,307,682	$1,309,889

Loans

As shown in Table 8, loans ended the first quarter at $3.10 billion, down $32.4 million (1.0%) from year-end 2008 and up $266.0 million (9.4%) versus one year earlier.  The Citizens acquisition added approximately $118 million of loans to the loan portfolio as of March 31, 2009.  Excluding the impact of the Citizens acquisition, loans increased $147.7 million or 5.2% from the first quarter of 2008 with organic growth in all portfolios; consumer mortgage, consumer installment and business lending.  During the first quarter of 2009 loans declined in the consumer mortgage portfolio ($36.0 million) due to the sale of loans and the consumer installment portfolio ($16.1 million), partially offset by an increase in the business lending portfolio ($19.7 million).

Table 8: Loans

(000's omitted)	March 31, 2009		December 31, 2008		March 31, 2008
Business lending	$1,078,593	34.7%	$1,058,846	33.8%	$998,443	35.2%
Consumer mortgage	1,026,934	33.1%	1,062,943	33.9%	987,807	34.8%
Consumer installment	998,214	32.2%	1,014,351	32.3%	851,536	30.0%
Total loans	$3,103,741	100.0%	$3,136,140	100.0%	$2,837,786	100.0%

Business lending increased $19.7 million in the first three months of 2009 and increased $80.2 million versus one year ago.  Excluding the impact of the Citizens acquisition, business lending increased $14.1 million over the last three months and $45.1 million over the last year.   The intensity of competition the Company faces in some of its markets has eased somewhat due to a portion of the banks reducing their lending participation due to the liquidity and capital restraints they may be facing.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key business segment.

Consumer mortgages increased $39.1 million, year-over-year, and declined $36.0 million in the first three months of 2009.  Excluding the impact of the Citizens acquisition, consumer mortgages decreased $36.3 million for the first quarter of 2009 and increased  $25.5 million over the past twelve months.  During the first quarter of 2009, the Company originated $107.9 million of residential mortgages for sale to others, principally Fannie Mae.  Longer-term fixed rate residential mortgages sold to investors totaled $91.8 million in the first quarter of 2009.  Consumer mortgage growth has been strong over the last few quarters due to a decline in long-term interest rates.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service portions of its new mortgage production.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, decreased $16.1 million in the first three months of 2009 and increased $146.7 million on a year-over-year basis.  Excluding the impact of the Citizens acquisition, consumer installment lending decreased $13.3 million for the first three months of 2009 and increased $77.1 million for the year-over-year period.  The origination of consumer installment loans demonstrates definite seasonal patterns and is traditionally slower in the first quarter.  Declines in manufacturer production and industry sale projections indicate continued weakness in the new vehicle market which has created a demand in late model used and program car inventories, segments in which the Company is an active participant.  Past business development efforts have created opportunities to strategically expand the Company’s share of the market, helping drive productive growth in this portfolio.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous indirect portfolio, while continuing to pursue its long-term steady approach to expanding its dealer network.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2009 and 2008 and December 31, 2008.

Table 9: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2009	2008	2008
Nonaccrual loans	$13,361	$11,122	$7,662
Accruing loans 90+ days delinquent	947	553	392
Restructured loans	977	1,004	1,095
Total nonperforming loans	15,285	12,679	9,149
Other real estate (OREO)	1,383	1,059	1,027
Total nonperforming assets	$16,668	$13,738	$10,176

Allowance for loan losses to total loans	1.29%	1.26%	1.28%
Allowance for loan losses to nonperforming loans	262%	312%	398%
Nonperforming loans to total loans	0.49%	0.40%	0.32%
Nonperforming assets to total loans and other real estate	0.54%	0.44%	0.36%
Delinquent loans (30 days old to nonaccruing) to total loans	1.33%	1.43%	0.99%
Net charge-offs (annualized) to quarterly average loans outstanding	0.30%	0.30%	0.11%
Loan loss provision to net charge-offs (quarterly)	120%	100%	100%

As displayed in Table 9, nonperforming assets at March 31, 2009 were $16.7 million, a $2.9 million increase versus the level at the end of 2008 and an increase of $6.5 million as compared to the very favorable level one year earlier.  Other real estate (OREO) increased $0.4 million from one-year ago and increased $0.3 million from year-end 2008, a result of the Company managing 20 OREO properties at March 31, 2009 as compared to 12 OREO properties at March 31, 2008.  No single property has a carrying value in excess of $325,000.  Nonperforming loans were 0.49% of total loans outstanding at the end of the first quarter, nine and 17 basis points higher than the levels at December 31, 2008 and March 31, 2008, respectively.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 262% at the end of the first quarter compared, to 312% at year-end 2008 and 398% at March 31, 2008, reflective of the rising level of nonperforming loans.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.33% at the end of the first quarter, ten basis points below the 1.43% at year-end 2008 and 34 basis points higher than the 0.99% at March 31, 2008.  The commercial loan delinquency ratio at the end of the first quarter increased in comparison to both December 31, 2008 and March 31, 2008.  The delinquency rate for installment loans and real estate loans decreased as compared to the December 31, 2008 and increased as compared to March 31, 2008.  The Company’s success at keeping the non-performing and delinquency ratios at favorable levels despite deteriorating economic conditions was the result of its continued focus on maintaining strict underwriting standards, as well as effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2009	2008
Allowance for loan losses at beginning of period	$39,575	$36,427
Charge-offs:
Business lending	1,144	277
Consumer mortgage	75	52
Consumer installment	2,027	1,348
Total charge-offs	3,246	1,677
Recoveries:
Business lending	109	173
Consumer mortgage	6	46
Consumer installment	799	679
Total recoveries	914	898

Net charge-offs	2,332	779
Provision for loans losses	2,810	780
Allowance for loan losses at end of period	$40,053	$36,428

Net charge-offs (annualized) to quarterly average loans outstanding:
Business lending	0.39%	0.04%
Consumer mortgage	0.03%	0.00%
Consumer installment	0.49%	0.31%
Total loans	0.30%	0.11%

As displayed in Table 10, net charge-offs during the first quarter were $2.3 million, $1.6 million higher than the equivalent 2008 period.  The business lending, consumer mortgage and consumer installment portfolios experienced increases in the level of charge-offs as compared to the first quarter of 2008.  The business lending portfolio included on $0.5 million charge-off on a single commercial relationship.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter was 0.30%, 19 basis points higher than the comparable quarter of 2008.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

The consumer mortgage portfolio experienced a net charge-off ratio of 0.03% for the quarter, versus a neutral result in the previous year.  The consumer installment and business lending net charge-off ratios for the first quarter of 0.49% and 0.39%, respectively, increased 18 basis points and 35 basis points versus prior year levels.  As compared to the fourth quarter of 2008, the consumer installment charge-off ratio improved by three basis points while the business lending portfolio and consumer mortgage portfolio charge-off ratios were higher by one basis point each.

A loan loss allowance of $40.1 million was determined as of March 31, 2009, necessitating a $2.8 million loan loss provision for the quarter, compared to $0.8 million one year earlier.  The first quarter 2009 loan loss provision was $0.5 million higher than the level of net charge-offs, due mostly to higher levels of nonperforming loans and greater qualitative risk factors attributable to the portfolio due to deteriorating economic conditions.  The allowance for loan losses rose $3.6 million or 10.0% over the last 12 months, slightly higher than the 9.4% growth in the loan portfolio.  Contributing to the changes was the deteriorating charge-off, nonperforming and delinquency trends experienced over the last twelve months.  This contributed to the ratio of allowance for loan loss to loans outstanding increasing three basis points to 1.29% for the first quarter, as compared to the level at December 31, 2008 and increasing one basis point from the level at March 31, 2008.  The increase was also slightly impacted by the decreased proportion of low-risk consumer mortgage loans in the overall loan portfolio, a result of the recent selling of mortgages and organic and acquired growth in the other loan portfolios.

Deposits

As shown in Table 11, average deposits of $3.8 billion in the first quarter were up $559.1 million compared to first quarter 2008 and $245.4 million versus the fourth quarter of last year.  Excluding the impact of the Citizens acquisition, average deposits increased $5.1 million as compared to the fourth quarter of 2008 and decreased $5.7 million as compared to the first quarter of the prior year.  The mix of average deposits changed since the first quarter of 2008.  The weightings of non-time (interest checking, non-interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and reducing higher cost time deposit balances, as well as the deposit profile of the acquired Citizens branches.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 2.68% in the first quarter of 2008 to 1.76% in the most recent quarter.

Average first quarter non-public fund deposits were up $444.5 million or 14.8% compared to the year earlier period and $178.6 million or 5.5% versus the fourth quarter of 2008.  Average public funds have increased $66.8 million or 25% from the fourth quarter of 2008 and $114.6 million or 52% from the first quarter of 2008.   The Company continues to focus heavily on growing its core deposits through enhanced marketing and training programs and new product offerings introduced over the last few years.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2009	2008	2008
Demand deposits	$651,298	$615,540	$555,927
Interest checking deposits	609,750	571,540	473,805
Savings deposits	470,417	463,797	452,929
Money market deposits	610,980	508,119	334,200
Time deposits	1,432,149	1,370,215	1,398,650
Total deposits	$3,774,594	$3,529,211	$3,215,511

Non-public fund deposits	$3,439,732	$3,261,115	$2,995,201
Public fund deposits	334,862	268,096	220,310
Total deposits	$3,774,594	$3,529,211	$3,215,511

Borrowings

At the end of the first quarter, borrowings of $858.8 million decreased $3.7 million from December 31, 2008 and $9.3 million versus the end of the first quarter of 2008 as a portion of the new liquidity from the Citizens acquisition was used to eliminate short-term obligations.

Shareholders’ Equity

Total shareholders’ equity of $547.2 million at the end of the first quarter increased $2.5 million from the balance at December 31, 2008.  This change consisted of net income of $10.5 million, $0.6 million from shares issued under the employee stock plan and $0.6 million from employee stock options earned, partially offset by dividends declared of $7.2 million and a $2.0 million decrease in other comprehensive income.  The other comprehensive loss is comprised of a $2.8 million decrease in the after-tax market value adjustment on the available for sale investment portfolio, partially offset by a $0.1 million increase in the after-tax market value adjustment on the interest rate swap and a positive $0.7 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity increased by $58.5 million, as net income and positive contributions from a common stock offering and shares issued under the employee stock plan more than offset dividends declared, a lower market value adjustment on investments, and the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.16% at the end of the first quarter, down six basis points from year-end 2008 and 43 basis points lower than its level one year ago.  The decrease in the Tier I leverage ratio compared to December 31, 2008 is primarily the result of the Citizens acquisition and organic loan growth increasing average assets proportionally more than the common stock offering increased stockholders equity.  Tier I decreased as compared to the prior’s year first quarter for similar reasons as average assets excluding intangibles and the market value adjustment increased 12.5% while shareholders’ equity, excluding intangibles and the market value adjustment, increased at a lesser 6.1% rate.  The tangible equity-to-assets ratio of 4.42% decreased four basis points from December 31, 2008 and decreased 88 basis points versus March 31, 2008.  The decline from the year earlier period was primarily due to the intangible and total assets added as a result of the acquisition of ABG and Citizens, having a proportionally greater impact on the ratio than the common equity offering and other capital generating factors discussed above.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2009 was 68.8%, up from 57.4% for the first three months of 2008.  The ratio increased because net income declined 4.0% while dividends declared increased 15.2%.  The Company’s quarterly dividend increased because there were 2.9 million more shares outstanding primarily due to the common stock offering in the fourth quarter of 2008.  Additionally, the quarterly dividend was raised 4.8% in August 2008, from $0.21 to $0.22.  On a cash earnings basis, the dividend payout ratio was 59.2% for the first three months of 2009 as compared to 51.1% for the first three months of 2008.

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

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of March 31, 2009, this ratio was 14.4% for 30 days and 14.3% for 90 days, excluding the Company's capacity to borrow additional funds from the FHLB.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  The Company has an minimal amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AA or higher rated.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2009 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cashflows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvested in securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2009
+200 basis points	$6,844,000
0 basis points (normalized yield curve)	($3,539,000)

The modeled net interest income (NII) reflects an increase in a rising rate environment from a flat rate scenario as well as interest rate risk exposure to falling rates despite the Federal Funds trading at a range of 0 – 25 basis points.  The increase in a rising rate environment is largely due to slower investment cash flows, a higher reinvestment rate, the repricing of assets to higher rates offset by the increase of liability rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

In the 0 basis point model, the current yield curve shifts to a normalized level based on historical spreads to the federal funds rate.  The decrease in NII is largely due to faster investment cash flows and assets repricing to lower rates as corresponding liabilities and held at current levels.  Despite Fed Funds trading near 0%, the Company believes treasury rates could potentially fall further, and thus, the (normal yield curve) model tests the impact of this lower treasury rate scenario.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2009.

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

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2008 Form 10-K for the fiscal year ended December 31, 2008 (filed with the SEC on March 13, 2009).

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                      Defaults Upon Senior Securities

Not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ending March 31, 2009.

Item 5.                      Other Information

Not applicable.

Item 6.                      Exhibits

Exhibit No.                                                                           Description

10.1
Supplemental Retirement Plan Agreement dated April 9, 2009, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 9, 2009 (Registration No. 001-13695.

10.2
Employment Agreement dated March 18, 2009 by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2009 (Registration No. 001-13695).

10.3
Supplemental Retirement Plan Agreement dated March 18, 2009 by and among Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski.  Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 18, 2009 (Registration No. 001-13695).

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

Community Bank System, Inc.

Date: May 7, 2009	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief
Executive Officer

Date: May 7, 2009	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief
Financial Officer