Form 10-Q
period 2009-06-30
COMMUNITY BANK SYSTEM INC
filed 2009-08-06
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

   ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐. No  ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
32,741,009 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2009.

TABLE OF CONTENTS

		Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income
	Three and six months ended June 30, 2009 and 2008	4

	Consolidated Statement of Changes in Shareholders' Equity
	Six Months ended June 30, 2009	5

	Consolidated Statements of Comprehensive Income
	Three and six months ended June 30, 2009 and 2008	6

	Consolidated Statements of Cash Flows
	Six Months ended June 30, 2009 and 2008	7

	Notes to the Consolidated Financial Statements
	June 30, 2009	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	39

Part II.	Other Information

Item 1.	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Securities Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$474,372	$213,753

Available-for-sale investment securities, at fair value	1,225,004	1,317,217
Held-to-maturity investment securities	110,354	77,794
Total investment securities (fair value of $1,337,666 and $1,397,589, respectively)	1,335,358	1,395,011

Loans held for sale	3,860	0

Loans	3,091,605	3,136,140
Allowance for loan losses	(40,330)	(39,575)
Net loans	3,051,275	3,096,565

Core deposit intangibles, net	18,700	22,340
Goodwill	301,369	301,149
Other intangibles, net	4,567	5,135
Intangible assets, net	324,636	328,624

Premises and equipment, net	72,853	73,294
Accrued interest receivable	24,122	26,077
Other assets	50,511	41,228
Total assets	$5,336,987	$5,174,552

Liabilities:
Noninterest-bearing deposits	$697,612	$638,558
Interest-bearing deposits	3,166,811	3,062,254
Total deposits	3,864,423	3,700,812

Borrowings	756,649	760,558
Subordinated debt held by unconsolidated subsidiary trusts	101,987	101,975
Accrued interest and other liabilities	63,299	66,556
Total liabilities	4,786,358	4,629,901

Commitments and contingencies (See Note I)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized;	33,575	33,468
33,575,407 and 33,468,215 shares issued at June 30, 2009 and December 31, 2008, respectively
Additional paid-in capital	214,383	212,400
Retained earnings	335,128	329,914
Accumulated other comprehensive income	(14,190)	(12,864)
Treasury stock, at cost (834,811 shares)	(18,267)	(18,267)
Total shareholders' equity	550,629	544,651

Total liabilities and shareholders' equity	$5,336,987	$5,174,552

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$46,134	$45,691	$92,925	$92,206
Interest and dividends on taxable investments	9,926	9,635	20,233	20,349
Interest and dividends on nontaxable investments	5,895	5,744	11,896	11,666
Total interest income	61,955	61,070	125,054	124,221

Interest expense:
Interest on deposits	12,087	16,039	25,657	33,733
Interest on borrowings	7,815	7,882	15,572	15,923
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,539	1,709	3,125	3,527
Total interest expense	21,441	25,630	44,354	53,183

Net interest income	40,514	35,440	80,700	71,038
Less: provision for loan losses	2,015	1,570	4,825	2,350
Net interest income after provision for loan losses	38,499	33,870	75,875	68,688

Noninterest income:
Deposit service fees	10,284	8,910	19,277	17,171
Mortgage banking and other services	1,499	539	3,822	1,134
Benefit plan administration, consulting and actuarial fees	6,599	5,933	13,606	12,245
Trust, investment and asset management fees	2,267	2,324	4,300	4,487
Gain (loss) on investment securities	0	(57)	0	230
Total noninterest income	20,649	17,649	41,005	35,267

Operating expenses:
Salaries and employee benefits	23,154	19,772	46,116	40,158
Occupancy and equipment	5,704	5,189	11,915	10,762
Data processing and communications	5,171	4,100	10,021	8,085
Amortization of intangible assets	2,103	1,645	4,208	3,176
Legal and professional fees	1,318	902	2,602	2,200
Office supplies and postage	1,472	1,237	2,847	2,515
Business development and marketing	2,057	1,507	3,349	2,829
FDIC insurance premiums	4,021	277	5,396	386
Other	2,483	2,326	5,430	5,218
Total operating expenses	47,483	36,955	91,884	75,329

Income before income taxes	11,665	14,564	24,996	28,626
Income taxes	2,510	3,277	5,376	6,441
Net income	$9,155	$11,287	$19,620	$22,185

Basic earnings per share	$0.28	$0.38	$0.60	$0.74
Diluted earnings per share	$0.28	$0.37	$0.60	$0.73
Dividends declared per share	$0.22	$0.21	$0.44	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six Months Ended June 30, 2009
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2008	32,633,404	$33,468	$212,400	$329,914	($12,864)	($18,267)	$544,651

Net income				19,620			19,620

Other comprehensive loss, net of tax					(1,326)		(1,326)

Dividends declared:
Common, $0.44 per share				(14,406)			(14,406)

Common stock issued under
Stock plan, including
tax benefits of $87	107,192	107	734				841

Stock options earned			1,249				1,249

Balance at June 30, 2009	32,740,596	$33,575	$214,383	$335,128	($14,190)	($18,267)	$550,629

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Other comprehensive (loss) income, before tax:
Change in pension liabilities	$702	$200	$1,776	$55
Change in unrealized gains and losses on derivative instruments used in cash flow hedges	994	2,832	1,182	73
Unrealized (losses) gains on securities:
Unrealized holding losses arising during period	(362)	(21,281)	(4,602)	(17,001)
Reclassification adjustment for (gains) losses included in net income	0	57	0	(230)
Other comprehensive (loss) income, before tax:	1,334	(18,192)	(1,644)	(17,103)
Income tax benefit (expense) related to other comprehensive (loss) income	(681)	6,873	318	6,480
Other comprehensive (loss) income, net of tax:	653	(11,319)	(1,326)	(10,623)
Net income	9,155	11,287	19,620	22,185
Comprehensive income (loss)	$9,808	($32)	$18,294	$11,562

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$19,620	$22,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,111	4,698
Amortization of intangible assets	4,208	3,176
Net accretion of premiums and discounts on securities, loans and borrowings	416	(406)
Stock-based compensation	1,705	1,393
Provision for loan losses	4,825	2,350
Gain on investment securities and debt extinguishments	0	(230)
Net loss on sale of other assets	19	31
Net change in loans originated for sale	(3,860)	0
Change in other operating assets and liabilities	(7,359)	(4,868)
Net cash provided by operating activities	24,685	28,329
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	31,344
Proceeds from maturities of held-to-maturity investment securities	51,593	2,043
Proceeds from maturities of available-for-sale investment securities	166,906	220,460
Purchases of held-to-maturity investment securities	(84,561)	(3,849)
Purchases of available-for-sale investment securities	(79,292)	(133,515)
Net decrease (increase) in loans outstanding	40,466	(102,835)
Cash paid for acquisition (net of cash acquired of $0)	(281)	(479)
Expenditures for intangibles	0	(322)
Capital expenditures	(4,689)	(5,266)
Net cash provided by investing activities	90,142	7,581
Financing activities:
Net change in non-interest checking, interest checking and savings accounts	251,292	80,824
Net change in time deposits	(87,681)	(61,940)
Net change in short-term borrowings	(3,723)	(38,556)
Change in long-term borrowings (including payments of $186 and $402)	(186)	9,598
Payment on subordinated debt held by unconsolidated subsidiary trusts	0	(25,773)
Issuance of common stock	385	4,460
Cash dividends paid	(14,382)	(12,492)
Tax benefits from share-based payment arrangements	87	379
Net cash provided by (used in) financing activities	145,792	(43,500)
Change in cash and cash equivalents	260,619	(7,590)
Cash and cash equivalents at beginning of period	213,753	130,823
Cash and cash equivalents at end of period	$474,372	$123,233
Supplemental disclosures of cash flow information:
Cash paid for interest	$44,819	$53,799
Cash paid for income taxes	29	6,316
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,203	6,286
Transfers from loans to other real estate	1,451	354

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE B:  ACQUISITION AND OTHER MATTERS

Citizens Branches Acquisition
On November 7, 2008, the Company acquired 18 branch-banking centers in northern New York from Citizens Financial Group, Inc. (“Citizens”) in an all cash transaction.  The Company acquired approximately $109 million in loans and $565 million in deposits at a blended deposit premium of 13%.  The results of operations for the 18 branches acquired from Citizens have been included in the consolidated financial statements since that date.  In support of the transaction, the Company issued approximately $50 million of equity capital in the form of common stock in October 2008.

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

The estimated purchase price allocation of the assets acquired and liabilities assumed in the purchase of Citizens and ABG, collectively, including capitalized acquisition costs, is as follows:

(000’s omitted)
Cash and cash equivalents	$ 2,610
Loans, net of allowance for loan losses	108,633
Premises and equipment, net	2,051
Other assets	1,212
Core deposit intangibles	8,547
Customer list intangible	4,067
Goodwill	68,665
Total assets acquired	195,785
Deposits	565,048
Borrowings	14
Other liabilities	612
Total liabilities assumed	565,674
Net liabilities assumed	$ 369,889

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases during the first six months of 2009.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan categories: commercial, consumer direct, consumer indirect, home equity and residential real estate.  The first calculation determines an allowance level based on the latest seven years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated reserves, if any, to derive the required allowance for loan loss to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of the factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2009.  Equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

Investment securities are reviewed regularly for other-than-temporary impairment.  In the second quarter of 2009, the Company adopted FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).  In accordance with this FSP an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery.    In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover  management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact to the Company’s financial statements as of June 30, 2009.

The specific identification method is used in determining the realized gains and losses on sales of investment securities and other-than-temporary impairment charges.  Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity or estimated life of the related security.  Purchases and sales of securities are recognized on a trade date basis.

Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  In the second quarter of 2009, the Company adopted FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”).  This FSP provides guidance for estimating fair value when the volume and level of trading activity for an asset or liability have significantly decreased.  This FSP did not have a significant impact to the Company’s financial statements as of June 30, 2009.

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

Intangible Assets
Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions.  Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from 8 to 20 years.  The carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific risk indicators.

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

New Accounting Pronouncements

SFAS No. 165
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 6, 2009.

SFAS No. 166
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating this new statement.

SFAS No. 167
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating this new statement.

SFAS No. 168
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the “FASB Accounting Standards CodificationTM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States.  The Codification is not intended to change existing generally accepted accounting principles.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of its financial results.

FSP FAS 132(R)-1
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new FSP.

 NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$21,838	$1,843	$0	$23,681	$61,910	$2,358	$0	64,268
Obligations of state and political subdivisions	46,660	269	11	46,918	15,784	220	0	16,004
Government guaranteed mortgage-backed securities	41,766	207	0	41,973	0	0	0	0
Other securities	90	0	0	90	100	0	0	100
Total held-to-maturity portfolio	110,354	2,319	11	112,662	77,794	2,578	0	80,372

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	312,429	19,729	32	332,126	382,301	29,482	0	411,783
Obligations of state and political subdivisions	519,988	12,711	4,353	528,346	538,008	13,537	3,606	547,939
Corporate debt securities	35,579	672	390	35,861	35,596	333	777	35,152
Collateralized mortgage obligations	14,032	457	0	14,489	25,464	236	0	25,700
Pooled trust preferred securities	71,813	0	17,252	54,561	72,535	0	22,670	49,865
Government guaranteed mortgage-backed securities	200,585	4,988	1,097	204,476	188,560	4,234	740	192,054
Subtotal	1,154,426	38,557	23,124	1,169,859	1,242,464	47,822	27,793	1,262,493
Federal Home Loan Bank of NY stock	38,500	0	0	38,500	38,056	0	0	38,056
Federal Reserve Bank stock	12,378	0	0	12,378	12,383	0	0	12,383
Other equity securities	4,273	2	8	4,267	4,285	0	0	4,285
Total available-for-sale portfolio	1,209,577	$38,559	$23,132	1,225,004	1,297,188	$47,822	$27,793	1,317,217

Net unrealized gain on available-for-sale portfolio	15,427			0	20,029			0
Total	$ 1,335,358			$1,337,666	$1,395,011			$1,397,589

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of June 30, 2009
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
Obligations of state and political subdivisions/ Total held-to-maturity portfolio	$15,791	$11	$0	$0	$15,791	$11

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$970	$32	$0	$0	970	32
Obligations of state and political subdivisions	69,576	3,166	35,907	1,187	105,483	4,353
Pooled trust preferred securities	0	0	54,561	17,252	54,561	17,252
Corporate debt securities	0	0	10,609	390	10,609	390
Government guaranteed mortgage-backed securities	37,259	666	6,616	431	43,875	1,097
Other equity securities	21	8	0	0	21	8
Total available-for-sale portfolio	$107,826	$3,872	$107,693	$19,260	$215,519	$23,132

As of December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	$61,879	$3,127	$7,419	$479	$69,298	$3,606
Corporate debt securities	10,897	680	1,903	97	12,800	777
Pooled trust preferred securities	0	0	49,865	22,670	49,865	22,670
Government guaranteed mortgage-backed securities	24,897	738	338	2	25,235	740
Total available-for-sale portfolio	$97,673	$4,545	$59,525	$23,248	$157,198	$27,793

Included in the available for sale portfolio are pooled trust preferred, class A-1 securities with a current par value of $71.8 million and unrealized losses of $17.3 million at June 30, 2009.  The underlying collateral of these assets are principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior, cash flow tranche of the pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 41% - 45% of the underlying collateral would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.  The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The fair value of these securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions have a significant effect on the reported fair values.  The use of different assumptions, as well as changes in market conditions, could result in materially different fair values.  The Company does not intend to sell the underlying security and it is not more likely that not that the Company will be required to sell the debt security prior to recovery and does not consider these investments to be other-than temporarily impaired as of June 30, 2009.  In determining if unrealized losses are other-than-temporary, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The debt securities held by the Company are general purpose obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Due in one year or less	$16,270	$16,426	$47,930	$48,780
Due after one through five years	11,192	12,106	242,484	253,788
Due after five years through ten years	12,275	13,306	363,590	377,229
Due after ten years	28,851	28,851	285,805	271,098
Subtotal	68,588	70,689	939,809	950,895
Collateralized mortgage obligations	0	0	14,032	14,488
Mortgage-backed securities	41,766	41,973	200,585	204,476
Total	$110,354	$112,662	$1,154,426	$1,169,859

Cash flow information on investment securities for the six months ended June 30 is as follows:

(000's omitted)	2009	2008
Proceeds from the sales of available-for-sale investment securities	$-	$31,344
Gross gains on sales of investment securities	-	550
Gross losses on sales of investment securities	-	320

NOTE E:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of June 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$59,933	($41,233)	$18,700	$59,933	($37,593)	$22,340
Other intangibles	7,882	(3,315)	4,567	7,882	(2,747)	5,135
Total amortizing intangibles	67,815	(44,548)	23,267	67,815	(40,340)	27,475
Non-amortizing intangible assets:
Goodwill	301,369	0	301,369	301,149	0	301,149
Total intangible assets, net	$369,184	($44,548)	$324,636	$368,964	($40,340)	$328,624

No goodwill impairment adjustment was recognized in the second quarter of 2009. The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)	Amount
July-Dec 2009	$3,879
2010	5,801
2011	3,356
2012	2,793
2013	2,176
Thereafter	5,262
Total	$23,267

NOTE F:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company sponsors two business trusts, Community Statutory Trust III and Community Capital Trust IV (“Trust IV”), of which 100% of the common stock is owned by the Company.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company.  The debentures held by each trust are the sole assets of that trust.  Distributions on the preferred securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as interest expense in the consolidated financial statements.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.62%)	7/31/2031	5 year beginning 2006	103.00% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.28%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $679,000 and $1,229,000 was recognized based on the interest rate swap agreement for the three and six months ended June 30, 2009, respectively, compared to $414,000 and $377,000 for the three and six months ended June 30, 2008.

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

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$872	$780	$1,744	$1,559	$199	$175	$399	$350
Interest cost	918	819	1,836	1,638	154	150	308	300
Expected return on plan assets	(1,172)	(1,118)	(2,343)	(2,235)	0	0	0	0
Amortization of unrecognized net loss	688	165	1,377	330	15	25	30	50
Amortization of prior service cost	(31)	(27)	(61)	(55)	14	28	27	55
Amortization of transition obligation	0	0	0	0	11	10	21	20
Net periodic benefit cost	$1,275	$619	$2,553	$1,237	$393	$388	$785	$775

NOTE H:  EARNINGS PER SHARE

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

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 2.6 million weighted-average anti-dilutive stock options outstanding at June 30, 2009 compared to approximately 1.1 million weighted-average anti-dilutive stock options outstanding at June 30, 2008 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted, except per share data)	2009	2008	2009	2008
Net income	$9,155	$11,287	$19,620	$22,185
Income attributable to unvested stock-based compensation awards	(50)	(46)	(98)	(86)
Income available to common shareholders –basic	9,105	11,241	19,522	22,099
Weighted average common shares outstanding	32,665	29,885	32,659	29,802
Basic earnings per share	$0.28	$0.38	$0.60	$0.74

Net income	$9,155	$11,287	$19,620	$22,185
Income attributable to unvested stock-based compensation awards	(50)	(46)	(98)	(86)
Income available to common shareholders –basic	9,105	11,241	19,522	22,099
Weighted average common shares outstanding	32,665	29,885	32,659	29,802
Assumed exercise of stock options	102	373	120	341
Adjusted weighted-average shares – diluted	32,767	30,258	32,779	30,143
Diluted earnings per share	$0.28	$0.37	$0.60	$0.73

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	June 30, 2009	December 31, 2008
Commitments to extend credit	$532,716	$523,017
Standby letters of credit	18,746	13,209
Total	$551,462	$536,226

NOTE J:  FAIR VALUE

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) allows entities an irrevocable option to measure certain financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.

SFAS No. 157, Fair Value Measurements (“SFAS 157”) establishes a common definition for fair value to be applied to generally accepted accounting principals requiring the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  It also classifies the inputs used to measure fair value into the following hierarchy:

·	Level 1 –	Quoted prices in active markets for identical assets or liabilities.
·	Level 2 –	Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
·	Level 3 –	Significant valuation assumptions not readily observable in a market.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$970	$331,156	$0	$332,126
Obligations of state and political subdivisions	0	528,346	0	528,346
Corporate debt securities	0	35,861	0	35,861
Collateralized mortgage obligations	0	14,489	0	14,489
Pooled trust preferred securities	0	0	54,561	54,561
Government guaranteed mortgage-backed securities	0	204,476	0	204,476
Other equity securities	28	0	1,143	1,171
Total available-for-sale investment securities	998	1,114,328	55,704	1,171,030
Forward sales contracts	0	174	0	174
Commitments to originate real estate loans for sale	0	0	142	142
Mortgage loans held for sale	0	3,860	0	3,860
Interest rate swap	0	(5,539)	0	(5,539)
Total	$998	$1,112,823	$55,846	$1,169,667

	December 31, 2008
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,007	$410,776	$0	$411,783
Obligations of state and political subdivisions	0	547,939	0	547,939
Corporate debt securities	0	35,152	0	35,152
Collateralized mortgage obligations	0	25,700	0	25,700
Pooled trust preferred securities	0	0	49,865	49,865
Government guaranteed mortgage-backed securities	0	192,054	0	192,054
Other equity securities	28	0	1,161	1,189
Total available-for-sale investment securities	1,035	1,211,621	51,026	1,263,682
Interest rate swap	0	(6,721)	0	(6,721)
Total	$1,035	$1,204,900	$51,026	$1,256,961

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities.  Securities classified as Level 3 include pooled trust preferred securities in less liquid markets.  The value of these instruments is determined using pricing models or similar techniques as well as significant judgment or estimation.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2009 is $3.8 million.  The unrealized gain on mortgage loans held for sale of $36,000 was recognized in mortgage banking and other income in the consolidated statement of income for the quarter ended June 30, 2009.

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

•
Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities.  Additionally, SAB No. 109 requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative.  The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds.  The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

•
Interest rate swap – The Company utilizes interest rate swap agreements to modify the repricing characteristics of certain of its interest-bearing liabilities.  The fair value of these interest rate swaps traded in over-the-counter markets where quoted market prices are not readily available, are measured using models for which the significant assumptions such as yield curves and option volatilities are market observable and, therefore, classified as Level 2 in the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended June 30,
	2009				2008
(000's omitted)	Pooled trust preferred securities	Other equity securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Other equity securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$47,568	$1,135	$271	$48,974	$68,454	$1,130	$0	$69,584
Total gains (losses) included in earnings	27	0	(271)	(244)	20	(2)	0	18
Total gains (losses) included in other comprehensive income	7,387	0	0	7,387	(6,353)	0	0	(6,353)
Purchases	0	26	0	26	0	34	0	34
Sales/calls/principal reductions	(421)	(12)	0	(433)	(139)	0	0	(139)
Commitments to originate real estate loans held for sale	0	0	142	142	0	0	0	0
Ending balance	$54,561	$1,149	$142	$55,852	$61,982	$1,162	$0	$63,144

	Six Months Ended June 30,
	2009				2008
(000's omitted)	Pooled trust preferred securities	Other equity securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Other equity securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$49,865	$1,165	$0	$51,030	$72,300	$1,142	$0	$73,442
Total gains (losses) included in earnings	53	0	0	53	38	(14)	0	24
Total gains (losses) included in other comprehensive income	5,419	0	0	5,419	(10,149)	0	0	(10,149)
Purchases	0	42	0	42	0	34	0	34
Sales/calls/principal reductions	(776)	(58)	0	(834)	(207)	0	0	(207)
Commitments to originate real estate loans held for sale	0	0	142	142	0	0	0	0
Ending balance	$54,561	$1,149	$142	$55,852	$61,982	1,162	$0	$63,144

Assets and liabilities measured on a non-recurring basis:

	June 30, 2009				December 31, 2008
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$1,922	$1,922	$0	$0	$850	$850
Goodwill	n/a	n/a	n/a	n/a	0	0	5,579	5,579
Mortgage servicing rights	0	0	1,498	1,498	n/a	n/a	n/a	n/a
Total	$0	$0	$3,420	$3,420	$0	$0	$6,429	$6,429

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the period of estimated net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds.  The amount of impairment recognizes is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value.  Impairment is recognized through a valuation allowance.  Due primarily to an increase in the cost of servicing and an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s mortgage servicing rights declined during the first half of 2009.  As a result of this decline, the Company established a valuation allowance of $0.1 million at June 30, 2009.    These inputs are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustment to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.    As a result of significant declines the equity markets experienced in 2008, management determined a triggering event had occurred and the goodwill associated with Nottingham Advisors, one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2008.  Based on the goodwill valuation performed in the fourth quarter of 2008 using Level 3 inputs, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $1.7 million to $5.6 million.

In June 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  This FSP requires disclosures about fair value of financial instruments for interim reporting periods.  The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  SFAS 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair value of investment securities has been disclosed in footnote D.  The carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,051,275	$3,086,795	$3,096,565	$3,135,832
Financial liabilities:
Deposits	3,864,423	3,883,755	3,700,812	3,719,557
Borrowings	756,649	829,197	760,558	869,162
Subordinated debt held by unconsolidated subsidiary trusts	101,987	67,302	101,975	61,409

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Loans – Fair values for variable rate loans that reprice frequently are based on carrying values.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The allowance for loan losses is considered a reasonable discount for credit risk.

Deposits – The fair value of demand deposits, interest-bearing checking deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date.  The fair value of time deposit obligations are based on current market rates for similar products.

Borrowings - Fair values for long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.

Subordinated debt held by unconsolidated subsidiary trusts - The fair value of subordinated debt held by unconsolidated subsidiary trusts are estimated using discounted cash flows and interest rates currently being offered on similar securities.

Other financial assets and liabilities – Cash and cash equivalents, accrued interest receivable and accrued interest payable have fair values which approximate the respective carrying values because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

NOTE K:  SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) has established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	For the Three Months Ended
	June 30, 2009			June 30, 2008
(000's omitted)	Banking	Other	Consolidated Total	Banking	Other	Consolidated Total

Net interest income	$40,502	$12	$40,514	$35,393	$47	$35,440
Provision for loan losses	2,015	0	2,015	1,570	0	1,570
Noninterest income excluding loss on investment securities and debt extinguishments	11,372	9,277	20,649	8,927	8,779	17,706
Loss on investment securities	0	0	0	(57)	0	(57)
Amortization of intangible assets	1,847	256	2,103	1,535	110	1,645
Other operating expenses	37,327	8,053	45,380	28,586	6,724	35,310
Income before income taxes	$10,685	$980	$11,665	$12,572	$1,992	$14,564

	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Banking	Other	Consolidated Total	Banking	Other	Consolidated Total
Net interest income	$80,675	$25	$80,700	$70,908	$130	$71,038
Provision for loan losses	4,825	0	4,825	2,350	0	2,350
Noninterest income excluding loss on investment securities and debt extinguishments	22,482	18,523	41,005	17,393	17,644	35,037
Gain on investment securities	0	0	0	230	0	230
Amortization of intangible assets	3,693	515	4,208	2,956	220	3,176
Other operating expenses	71,480	16,196	87,676	58,456	13,697	72,153
Income before income taxes	$23,159	$1,837	$ 24,996	$24,769	$3,857	$ 28,626

Assets	$5,297,333	$39,654	$5,336,987	$4,621,743	$36,040	$4,657,783
Goodwill	$288,042	$13,327	$301,369	$221,322	$13,364	$234,686

NOTE L:  DERIVATIVE INSTRUMENTS

On January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities.   As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s statements of income and condition.

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of June 30, 2009:

	As of June 30, 2009
	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap agreement				Other liabilities	($75,000)	($5,539)
Derivatives not designated as hedging instruments under SFAS 133:
Commitments to originate real estate loans for sale	Other assets	$15,591	$142
Forward sales contracts	Other assets	14,862	174
Total derivatives			$316			($5,539)

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and six months ended June 30, 2009:

		Gain/(loss) Recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending June 30, 2009	Six Months Ending June 30, 2009
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	$(679)	$(1,229)
Interest rate lock commitments	Mortgage banking and other services	(129)	142
Forward sales commitments	Mortgage banking and other services	277	174
Total		$(531)	$(913)

The amount of gain recognized during the three and six months ended June 30, 2009 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $612,000 and $727,000, respectively.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to $679,000 and $1,229,000 for the three and six months ending June 30, 2009, respectively, and is located in interest expense on subordinated debt held by unconsolidated trusts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2009 and 2008, although in some circumstances the first quarter of 2009 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 21.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2009, “second quarter” refers to the quarter ended June 30, 2009, earnings per share (“EPS”) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 37.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations.  The policy decision process not only ensures compliance with the latest generally accepted accounting principles (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance.  It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process.  These estimates affect the reported amounts of assets and liabilities and disclosures of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that critical accounting estimates include:

•
Allowance for loan losses - The allowance for loan losses reflects management’s best estimate of probable losses inherent in the loan portfolio.  Determination of the allowance is inherently subjective.  It requires significant estimates including the amounts and timing of expected future cash flows on impaired loans and the amount of estimated losses on pools of homogeneous loans which is based on historical loss experience and consideration of current economic and portfolio trends, all of which may be susceptible to significant change.

•
Investment securities - Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of the investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Marketable investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than–temporarily impaired.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is not more likely than not that the Company will be required to sell the debt security prior to recovery.

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

On November 7, 2008, the Company acquired 18 branch-banking centers in northern New York from Citizens Financial Group, Inc. (“Citizens”) in an all cash transaction.  The Company acquired approximately $109 million in loans and $565 million in deposits at a blended deposit premium of 13%.  The results of operations for the 18 branches acquired from Citizens have been included in the consolidated financial statements since that date.  In support of the transaction, the Company raised approximately $50 million of equity capital in the form of common stock in October 2008.

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

Second quarter and June year-to-date 2009 net income of $9.2 million and $19.6 million, respectively, was $2.1 million or 18.9% and $2.6 million or 11.6% lower than the respective prior year periods.  Earnings per share were $0.28 and $0.60 for the first three and six months of 2009, respectively, a decrease of $0.09 and $0.13, from the equivalent prior year periods.  Higher operating expenses, principally from recently completed acquisitions, significantly higher FDIC insurance assessments and employee pension costs, and higher loan loss provisions were partially offset by higher net interest income generated through organic and acquired growth of both loans and core deposits, and higher noninterest income.  Second quarter 2009’s results included the incurrence of an additional $3.7 million of FDIC-insurance related assessments, or $0.09 per share above the second quarter of 2008.  Excluding these additional assessments, earnings per share for the quarter were equal to the reported results from last year’s second quarter.

Asset quality in the second quarter of 2009 remained stable and favorable, as compared to peer financial organizations.  Loan charge-off and nonperforming loan ratios and the provision for loan losses were up versus the second quarter of 2008, but they improved from first quarter 2009 levels and continued to be below long-term historical levels.  The delinquency ratio increased as compared to June 2008, but remains favorable compared to long-term historical levels.  The Company experienced year-over-year loan growth in the consumer installment and business lending portfolios, due to organic and acquired growth.  The investment portfolio, including cash equivalents, increased as compared to both the second quarter of 2008 and March 31, 2009 due to the net liquidity created from the acquisition of Citizens in the fourth quarter of 2008 and organic deposit growth.  Average deposits increased in the second quarter of 2009 as compared to both the first quarter of 2009 and the second quarter of 2008, reflective of the Citizens acquisition and organic growth in core deposits.  External borrowings decreased from the second quarter of 2008 and remained consistent with the first quarter of 2009.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $9.2 million and $19.6 million, respectively, declined 19% and 12% versus the comparable periods of 2008.  Earnings per share for the quarter of $0.28 were down 24% over the second quarter of 2008 and earnings per share of $0.60 for the first six months of 2009 declined 18% from the amount earned in the first half of 2008.  As compared to the first quarter of 2009, net income declined $1.3 million or 12.5% and earnings per share declined $0.04 or 12.5%.

Second quarter net interest income of $40.5 million was up $5.1 million or 14% from the comparable prior year period and net interest income for the first six months of 2009 increased $9.7 million or 14% over the first half of 2008.  The current quarter’s provision for loan losses increased $0.4 million as compared to the second quarter of 2008 and increased $2.5 million for the first six months of 2009 as compared to the same period of 2008, reflective of higher net charge-offs and the general deteriorating economic conditions.  Second quarter noninterest income, excluding securities gains and losses, was $20.6 million, up $2.9 million or 17% from the second quarter of 2008, while year-to-date noninterest income of $41.0 increased $6.0 or 17% from the prior year level.  Operating expenses of $47.5 million for the quarter and $91.9 million for the first six months of 2009 were up $10.5 million or 28% and $16.6 million or 22%, respectively, from the comparable prior year periods.  A significant portion of the increase was attributable to the acquisitions of ABG and Citizens during the third and fourth quarters of 2008, as well as higher FDIC insurance assessments due to significant increases in premium rates and the special assessment in the second quarter, as well as the incurrence of higher pension related costs.

As reflected in Table 1, the primary reasons for lower earnings were higher operating expenses and loan loss provision, partially offset by higher noninterest income and net interest income.  Net interest income for the second quarter and year-to-date period increased as compared to the comparable periods of 2008 as a result of acquired and organic loan growth and increased levels of investments including cash equivalents, partially offset by a slightly lower net interest margin.  Excluding security gains and losses, noninterest income increased due to increased activity in the secondary mortgage banking business, growth in the Company’s employee benefits consulting and plan administration business, mostly as a result of the acquisition of ABG, as well as higher banking service fees and debit card related revenues from the acquired branches.  Higher net charge-offs and an increase in total loans outstanding were the primary reasons for the increase in loan loss provision.  Operating expenses increased for the quarter and year-to-date periods, primarily due to costs associated with the two acquisitions in the last year, as well as higher FDIC insurance assessments and higher pension costs related to the underlying asset performance in 2008.

A condensed income statement is as follows:

Table 1: Summary Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2009	2008	2009	2008
Net interest income	$40,514	$35,440	$80,700	$71,038
Provision for loan losses	2,015	1,570	4,825	2,350
Noninterest income excluding security gains/losses	20,649	17,706	41,005	35,037
(Loss) gain on sales of investment securities	0	(57)	0	230
Operating expenses	47,483	36,955	91,884	75,329
Income before taxes	11,665	14,564	24,996	28,626
Income taxes	2,510	3,277	5,376	6,441
Net income	$9,155	$11,287	$19,620	$22,185

Diluted earnings per share	$0.28	$0.37	$0.60	$0.73

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter of 2009 was $44.4 million, a $5.2 million increase from the same period last year.  A $599 million increase in second quarter interest-earning assets versus the prior year had a greater impact than the $505 million increase in average interest-bearing liabilities and a five-basis point decrease in the net interest margin.  As reflected in Table 3, the volume increase from interest bearing assets and the rate decrease on interest bearing liabilities had a $16.2 million favorable impact on net interest income, while the volume increase from interest bearing liabilities and rate decrease on interest bearing assets had a $11.0 million unfavorable impact on net interest income.   The lower yields on interest bearing assets had a greater unfavorable impact on net interest margin than the decrease in the cost of funding.   June YTD net interest income of $88.6 million increased $9.9 million or 13% from the year-earlier period.  A $563 million increase in interest bearing assets more than offset a $474 million increase in interest bearing liabilities and a two-basis point decrease in the net interest margin.  The increase in interest earning assets and the lower rate on interest bearing liabilities had a $32.0 million favorable impact that was partially offset by a $22.1 million unfavorable impact from the decrease in rate on interest bearing assets and the increase in interest-bearing liability balances.

Higher second quarter and June year-to-date average loan balances were attributable to $113 million of organic loan growth since the second quarter of 2008, driven by growth in all portfolios: consumer installment, consumer mortgage and business lending.  The remaining contribution to the increase in the average second quarter loan balance was the $111 million of loans acquired in the Citizens acquisition and $12.9 million of growth at those branches since the date of acquisition.  Average investments and cash equivalents for the second quarter and YTD periods were $363 million and $286 million higher than the respective periods of 2008, reflective of the net liquidity generated from the Citizens acquisition and organic deposit growth.  In comparison to the prior year, total average deposits were up $625 million or 19% for the quarter primarily as a result of the November 2008 acquisition of Citizens.  Second quarter average deposits from the Citizens acquisition were $583 million, as compared to $565 million at the date of acquisition.  On an organic basis, average interest bearing deposits for the second quarter decreased slightly from the second quarter of 2008, a result of the Company’s objective of lowering its overall funding costs by reducing higher cost time deposits.  Organic growth in average noninterest bearing deposits was $42.1 million over the second quarter of 2008.  Quarterly average borrowings decreased $11.2 million as compared to the second quarter of 2008 as a portion of the net liquidity from the branch acquisition was used to eliminate short-term borrowings.

The net interest margin of 3.73% for the second quarter and 3.77% for the year to date period decreased five basis points and two basis points, respectively, versus the same periods in the prior year.  The decline was primarily attributable to a 72-basis point and a 69-basis point decrease in the earning asset yield for the quarter and year-to-date periods, respectively, as compared to the prior year periods.  The decrease in the earning asset yield is due to a 114 basis point and 99 basis point decline in the investment yields for the second quarter and YTD periods, respectively and a 46 basis point and 52 basis point decline in the loan yields for the second quarter and YTD periods, respectively, as compared to the like periods in 2008.   The change in the earning-asset yield is primarily a result of variable and adjustable-rate loans repricing downward due to the decline in interest rates, as well as the Company’s increased holdings of lower yielding cash instruments as it maintains a liquid position in anticipation of improved investment opportunities in future periods.

Partially offsetting these declines was a 69-basis point and a 70-basis point decline in the cost of funds for the quarter and year-to-date periods, respectively, as compared to the same periods of 2008.  The second quarter cost of funds decreased 69 basis points versus the prior year quarter due to a 90-basis point decrease in interest-bearing deposits rates and a six-basis point decrease in the average interest rate paid on external borrowings.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2008 and the first half of 2009 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined 6.5 percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower cost checking accounts has increased.  The rate paid on long-term borrowings was impacted by the approximately 200 basis point decrease in the three-month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $25 million of the mandatorily redeemable preferred securities is based.

Tables 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.46% in 2009 and 38.49% in 2008.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$315,444	$202	0.26%	$29,138	$140	1.93%
Taxable investment securities (1)	793,909	9,991	5.05%	750,820	9,775	5.24%
Nontaxable investment securities (1)	558,278	9,379	6.74%	524,454	9,063	6.95%
Loans (net of unearned discount)	3,105,247	46,248	5.97%	2,869,338	45,837	6.43%
Total interest-earning assets	4,772,878	65,820	5.53%	4,173,750	64,815	6.25%
Noninterest-earning assets	540,396			466,196
Total assets	$5,313,274			$4,639,946

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,802,845	2,863	0.64%	$1,304,146	2,519	0.78%
Time deposits	1,379,982	9,224	2.68%	1,362,278	13,520	3.99%
Short-term borrowings	593,533	6,347	4.29%	420,392	4,258	4.07%
Long-term borrowings	265,169	3,007	4.55%	449,474	5,333	4.77%
Total interest-bearing liabilities	4,041,529	21,441	2.13%	3,536,290	25,630	2.92%
Noninterest-bearing liabilities:
Demand deposits	671,615			563,045
Other liabilities	50,027			51,167
Shareholders' equity	550,103			489,444
Total liabilities and shareholders' equity	$5,313,274			$4,639,946

Net interest earnings		$44,379			$39,185
Net interest spread			3.40%			3.33%
Net interest margin on interest-earnings assets			3.73%			3.78%

Fully tax-equivalent adjustment		$3,865			$3,745

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

Table 2b: Year-to-Date Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$235,817	$298	0.26%	$36,933	$458	2.49%
Taxable investment securities (1)	818,068	20,532	5.06%	757,527	20,492	5.44%
Nontaxable investment securities (1)	558,809	18,958	6.84%	532,724	18,396	6.94%
Loans (net of unearned discount)	3,122,788	93,156	6.02%	2,845,719	92,509	6.54%
Total interest-earning assets	4,735,482	132,944	5.66%	4,172,903	131,855	6.35%
Noninterest-earning assets	538,997			468,079
Total assets	$5,274,479			$4,640,982

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,747,305	5,914	0.68%	$1,282,540	5,234	0.82%
Time deposits	1,405,921	19,743	2.83%	1,380,464	28,499	4.15%
Short-term borrowings	535,680	11,275	4.24%	423,254	8,678	4.12%
Long-term borrowings	324,680	7,422	4.61%	453,326	10,772	4.78%
Total interest-bearing liabilities	4,013,586	44,354	2.23%	3,539,584	53,183	3.02%
Noninterest-bearing liabilities:
Demand deposits	661,512			559,486
Other liabilities	51,253			55,815
Shareholders' equity	548,128			486,097
Total liabilities and shareholders' equity	$5,274,479			$4,640,982

Net interest earnings		$88,590			$78,672
Net interest spread			3.43%			3.33%
Net interest margin on interest-earnings assets			3.77%			3.79%

Fully tax-equivalent adjustment		$7,890			$7,634

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

As discussed above and disclosed in Table 3 below, the quarterly change in net interest income (fully tax-equivalent basis) may be analyzed by segregating the volume and rate components of the changes in interest income and interest expense for each underlying category.
Table 3: Rate/Volume

	2nd Quarter 2009 versus 2nd Quarter 2008			Six Months Ended June 30, 2009 versus June 30, 2008
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
(000's omitted)
Interest earned on:
Cash equivalents	$279	($217)	$62	$567	($727)	($160)
Taxable investment securities	548	(332) )	216	1,575	(1,535)	40
Nontaxable investment securities	573	(257) )	316	889	(327)	562
Loans (net of unearned discount)	3,629	(3,218)	411	8,605	(7,958)	647
Total interest-earning assets (2)	8,719	(7,714)	1,005	16,691	(15,602)	1,089

Interest paid on:
Interest checking, savings and money market deposits	847	(503)	344	1,677	(997)	680
Time deposits	174	(4,470)	(4,296)	517	(9,273)	(8,756)
Short-term borrowings	1,840	249	2,089	2,360	237	2,597
Long-term borrowings	(2,099)	(227)	(2,326)	(2,954)	(396)	(3,350)
Total interest-bearing liabilities (2)	3,321	(7,510)	(4,189)	6,489	(15,318)	(8,829)

Net interest earnings (2)	5,573	(379)	5,194	10,528	(610)	9,918

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

Table 4: Noninterest Income

	Three Months Ended		Six months Ended
	June 30,		June 30,
(000's omitted)	2009	2008	2009	2008
Deposit service fees	$10,284	$8,910	$19,277	$17,171
Benefit plan administration, consulting and actuarial fees	6,599	5,933	13,606	12,245
Wealth management services	2,267	2,324	4,300	4,487
Other banking services	541	367	846	740
Mortgage banking	958	172	2,976	394
Subtotal	20,649	17,706	41,005	35,037
(Loss)/gain on sales of investment securities	0	(57)	0	230
Total noninterest income	$20,649	$17,649	$41,005	$35,267

Noninterest income/total income (FTE)	31.8%	31.1%	31.6%	30.8%

As displayed in Table 4, noninterest income (excluding securities gains) was $20.6 million in the second quarter and $41.0 million for the first half of 2009.  This represents an increase of $2.9 million or 17% for the quarter and $6.0 million or 17% for the YTD period in comparison to one year earlier.  A significant portion of the growth was attributable to higher residential mortgage banking revenues, which grew by $0.8 million for the second quarter and $2.6 million for the first six months of 2009 in comparison to the year earlier periods.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $44.1 million in the second quarter of 2009 and $142.7 million for the first six months of 2009 as compared to $0.7 million and $1.1 million for the respective periods in 2008.  Residential mortgage banking income totaled $1.0 million and $3.0 million for the second quarter and year-to-date periods of 2009, respectively.  Residential mortgage loans held for sale recorded at fair value at June 30, 2009 totaled $3.9 million.  The continuation of the level of revenue experienced in the first six months of 2009 from mortgage banking will be dependent on market conditions and the trend in long-term interest rates.

General recurring banking fees of $10.8 million and $20.1 million for the second quarter and first six months of 2009 were up $1.5 million or 17% and $2.2 million or 12%, respectively, as compared to the prior year periods, driven by organic core deposit account growth, higher electronic banking related revenues, and incremental income generated from the acquired Citizens branches.  Benefit plan administration, consulting and actuarial fees increased $0.7 million and $1.4 million for the three and six months ended June 30, 2009 as compared to the prior periods due to the acquisition of ABG in mid July 2008 which generated approximately $1.2 million and $2.3 million of revenue growth in the quarter and first six months of 2009.  Asset-based benefit plan administration fees declined as compared to the second quarter and first six months of 2008 due to the overall decline in the financial market valuations over the last year.  Second quarter wealth management services revenue decreased $0.1 million or 2.5% for the second quarter and $0.2 million or 4.2 % for the first six months, primarily attributable to the adverse conditions prevalent throughout the financial markets.

The ratio of noninterest income to total income (FTE basis) was 31.8% for the quarter and 31.6% for the year-to-date period versus 31.1% and 30.8% for the comparable periods in 2008.  This improvement is a function of increased noninterest income, primarily mortgage banking and acquisition related, combined with proportionally smaller increases in net interest income, mostly due to net interest margin contraction.

Operating Expenses

Table 6 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended		Six months Ended
	June 30,		June 30,
(000's omitted)	2009	2008	2009	2008
Salaries and employee benefits	23,154	19,772	46,116	40,158
Occupancy and equipment	5,704	5,189	11,915	10,762
Data processing and communications	5,171	4,100	10,021	8,085
Amortization of intangible assets	2,103	1,645	4,208	3,176
Legal and professional fees	1,318	902	2,602	2,200
Office supplies and postage	1,472	1,237	2,847	2,515
Business development and marketing	2,057	1,507	3,349	2,829
FDIC insurance premiums	4,021	277	5,396	386
Other	2,483	2,326	5,430	5,218
Total operating expenses	47,483	36,955	91,884	75,329

Operating expenses/average assets	3.57%	3.20%	3.50%	3.26%
Efficiency ratio	65.6%	62.1%	65.5%	63.4%

As shown in Table 5, second quarter 2009 operating expenses were $47.5 million, up $10.5 million or 28% from the prior year level.  Year-to-date operating expenses of $91.9 million rose $16.6 million or 22% compared to the same period in 2008.  A significant portion of the increase was attributable to incremental operating expenses related to the ABG and Citizens acquisitions.  Additionally, the increase in operating expenses can be attributable to an increased level of FDIC-insurance assessments  ($3.7 million for the quarter, $5.0 million YTD), higher retirement costs primarily related to the underlying asset performance in 2008 ($0.8 million for the quarter, $1.7 million YTD), higher volume-based data processing and communication costs ($0.8 million for the quarter, $1.4 million YTD), and increased amortization of intangibles related to the two acquisitions completed in the last year  ($0.5 million for the quarter, $1.0 million YTD).  During 2007 and the first half of 2008, FDIC premiums were principally met through the application of a credit balance created in prior years.  This credit balance was depleted in the second quarter of 2008 and resulted in higher FDIC premiums in subsequent quarters.  Additionally, the FDIC’s reserve fund has declined over the past year due to costs associated with recent bank failures and is expected to continue to decline in the future.  In late 2008, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2009 (on May 20, 2009 this was extended until 12/31/13).  These actions have resulted in significant increases in the FDIC assessment charge rates (240% above the first quarter of 2008) that are expected to remain at similar levels during the second half of 2009.  The Company is also participating in the FDIC’s Temporary Liquidity Guarantee Program (TLGP) that provides unlimited coverage for transaction deposit accounts and for which a supplemental 10-basis point premium is assessed.  In the second quarter of 2009, the FDIC assessed an emergency special assessment equal to five basis points on a bank’s assets less Tier 1 capital.  This amounted to $2.5 million of additional premiums recognized in June 2009.  The final rule also permits the FDIC to levy additional five-basis point special assessments if needed in the third and fourth quarters of 2009.  Several expense category increases continue to be impacted by the Company’s investment in strategic technology and business development initiatives to grow and enhance its service offerings.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition expenses and the special FDIC assessment divided by the sum of net interest income (FTE) and recurring noninterest income) was 65.6% for the second quarter, 3.5 percentage points above the comparable quarter of 2008.  This resulted from operating expenses (as described above) increasing 20.9% primarily due to the acquisitions in the last year and the increased levels of FDIC premium and pension related expense, while recurring operating income increased at a slower rate of 14.3% due to a $5.2 million or 13.3% increase in net interest income and $3.0 million or 17.0% increase in noninterest income excluding security gains year over year.  The efficiency ratio of 65.5% for the first half of 2009 was up 2.1 percentage points from a year earlier due to core operating expenses increasing 17.6% while recurring operating income increased at a slower rate of 14.0%.  Operating expenses, excluding acquisition expenses, as a percentage of average assets increased 37 basis points and 24 basis points for the quarter and year to date periods, respectively, as operating expenses increased 28% and 22%, respectively, while average assets increased 15% and 14%, respectively, during the same time periods.  The increased level of FDIC premiums and pension related costs, which do not enhance revenue growth, impacted both ratios.

Income Taxes

The first quarter effective income tax rate was 21.5%, compared to the 22.5% effective tax rate in the second quarter of 2008.   The lower effective tax rate for 2009 was principally a result of a higher proportion of income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.34 billion at the end of the second quarter, a decrease of $59.7 million from December 31, 2008 and an increase of $76.6 million from June 30, 2008, respectively.  The book value (excluding unrealized gains) of investments decreased $55.1 million from December 31, 2008 and increased $61.1 million from June 30, 2008, respectively.  During the fourth quarter of 2008 and continuing in the first six months of 2009, the Company invested a portion of the net liquidity received in the Citizens acquisition into mortgage-backed securities and obligations of state and political subdivisions.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of mortgage-backed securities and obligations of state and political subdivisions and small decreases in all other security categories.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available for sale portfolio at a point in time.  At June 30, 2009, the portfolio had a $15.4 million net unrealized gain, a decrease of $4.6 million from the unrealized gain at December 31, 2008 and an increase of $15.5 million from the unrealized loss at June 30, 2008.  This fluctuation is indicative of the liquidity risk associated with the pooled trust preferred securities, interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Table 6: Investments

	June 30, 2009		December 31, 2008		June 30, 2008
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$21,838	$23,681	$61,910	$64,268	$126,983	$126,800
Government guaranteed mortgage-backed securities	41,766	41,973	0	0	0	0
Obligations of state and political subdivisions	46,660	46,918	15,784	16,004	7,978	8,042
Other securities	90	90	100	100	110	110
Total held-to-maturity portfolio	110,354	112,662	77,794	80,372	135,071	134,952

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	312,429	332,126	382,301	411,783	245,971	250,800
Obligations of state and political subdivisions	519,988	528,346	538,008	547,939	515,893	523,835
Corporate debt securities	35,579	35,861	35,596	35,152	35,613	35,349
Collateralized mortgage obligations	14,032	14,489	25,464	25,700	29,978	30,243
Pooled trust preferred securities	71,813	54,561	72,535	49,865	72,920	61,981
Government guaranteed mortgage-backed securities	200,585	204,476	188,560	192,054	169,923	168,040
Subtotal	1,154,426	1,169,859	1,242,464	1,262,493	1,070,298	1,070,248
Equity securities	55,151	55,145	54,724	54,724	53,473	53,473
Total available-for-sale portfolio	1,209,577	1,225,004	1,297,188	1,317,217	1,123,771	1,123,721

Net unrealized gain on available-for-sale portfolio	15,427	0	20,029	0	(50)	0
Total	$1,335,358	$1,337,666	$1,395,011	$1,397,589	$1,258,792	$1,258,673

Included in the available for sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $73.6 million and unrealized losses of $17.3 million at June 30, 2009.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior, cash flow tranche of the pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 41% - 45% of the underlying collateral would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.  The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The fair value of these securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions may have a significant effect on the reported fair values.

The use of different assumptions, as well as changes in market conditions, could result in materially different fair values.  The Company does not intend to sell the underlying security and it is not more likely than not that the Company will be required to sell the debt security prior to recovery and does not consider these investments to be other-than temporarily impaired as of June 30, 2009.  In determining if unrealized losses are other-than-temporary, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  These securities represent 1% of the company’s average earning assets for the quarter ending June 30, 2009 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change those evaluations.

Table 7: Pooled Trust Preferred Securities as of June 30, 2009

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 6/30/09	$23,317	$23,872	$24,624
Fair value at 6/30/09	17,277	18,431	18,853
Unrealized loss at 6/30/09	$6,040	$5,441	$5,771
Rating (Moody’s/Fitch/S&P)	(A1/A/BB)	(A3/AA/BBB-)	(A3/A/BBB-)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	16.5%	13.9%	10.4%
Excess subordination	36.3%	40.0%	42.0%

Loans

As shown in Table 8, loans ended the second quarter at $3.09 billion, down $44.5 million (1.4%) from year-end 2008 and up $169.4 million (5.8%) versus one year earlier.  The Citizens branches added approximately $111 million of loans to the portfolio in November 2008.  Excluding the impact of the Citizens acquisition, loans increased $58.6 million or 2.0% from the second quarter of 2008 with organic growth in the consumer installment and business lending portfolios and a decrease in the consumer mortgage portfolio.  During the second quarter of 2009 loans declined slightly, comprised of reductions in the consumer mortgage portfolio ($12.3 million) due to the sale of loans and the business lending portfolio ($0.1 million), partially offset by an increase in the consumer installment portfolio ($0.3 million).

Table 8: Loans

(000's omitted)	June 30, 2009		December 31, 2008		June 30, 2008
Business lending	$1,078,500	34.9%	$1,058,846	33.8%	$1,011,137	34.6%
Consumer mortgage	1,014,628	32.8%	1,062,943	33.9%	1,015,114	34.7%
Consumer installment	998,477	32.3%	1,014,351	32.3%	895,992	30.7%
Total loans	$3,091,605	100.0%	$3,136,140	100.0%	$2,922,243	100.0%

Business lending increased $19.7 million in the first six months of 2009 and increased $67.4 million versus one year ago.  Excluding the impact of the Citizens acquisition, business lending increased $19.7 million over the last six months and $41.2 million over the last year.   The intensity of competition the Company faces in some of its markets has eased somewhat due to a portion of the banks reducing their lending participation due to the liquidity and capital restraints they may be facing.  Demand levels have declined in the current economic environment.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key line of business.

Consumer mortgages decreased $0.5 million year-over-year and $48.3 million in the first six months of 2009.  Excluding the impact of the Citizens acquisition, consumer mortgages decreased $48.3 million for the first six months of 2009 and $13.4 million over the past twelve months.  During the second quarter and first six months of 2009, the Company originated $47.9 million and $146.5 million, respectively of residential mortgages for sale to others, principally Fannie Mae.  Longer-term fixed rate residential mortgages sold to investors totaled $44.1 million in the second quarter of 2009 and $142.7 million in the first six months of 2009.  Consumer mortgage volume has been strong over the last few quarters due to a decline in long-term interest rates.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service portions of its new mortgage production.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, decreased $15.9 million in the first six months of 2009 and increased $102.5 million on a year-over-year basis.  Excluding the impact of the Citizens acquisition, consumer installment lending decreased $15.9 million for the first six months of 2009 and increased $30.8 million for the year-over-year period.  The origination and utilization of consumer installment and home equity loans has faced somewhat softer demand in recent months due to lower consumer spending and deleveraging activities in response to weaker economic conditions.  Declines in manufacturer production and industry sale projections indicate continued weakness in the new vehicle market which has created a demand in late model used and program car inventories, segments in which the Company is an active participant.  Past business development efforts have created opportunities to strategically expand the Company’s share of the market, helping drive productive growth in this portfolio.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous indirect portfolio, while continuing to pursue its long-term steady approach to expanding its dealer network.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2009 and 2008 and December 31, 2008.

Table 9: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2009	2008	2008
Nonaccrual loans
Business lending	$6,893	$6,730	$ 5,956
Consumer installment	1,090	892	767
Consumer mortgage	4,256	3,500	3,293
Total nonaccrual loans	12,239	11,122	10,016
Accruing loans 90+ days delinquent
Business lending	279	71	141
Consumer installment	10	90	74
Consumer mortgage	254	392	155
Total accruing loans 90+ days delinquent	543	553	370
Restructured loans
Business lending	950	1,004	1,064
Nonperforming loans
Business lending	8,122	7,805	7,161
Consumer installment	1,100	982	841
Consumer mortgage	4,510	3,892	3,448
Total nonperforming loans	13,732	12,679	11,450

Other real estate (OREO)	1,687	1,059	637
Total nonperforming assets	$15,419	$13,738	$12,087

Allowance for loan losses to total loans	1.30%	1.26%	1.27%
Allowance for loan losses to nonperforming loans	294%	312%	324%
Nonperforming loans to total loans	0.44%	0.40%	0.39%
Nonperforming assets to total loans and other real estate	0.50%	0.44%	0.41%
Delinquent loans (30 days old to nonaccruing) to total loans	1.46%	1.43%	1.13%
Net charge-offs (annualized) to quarterly average loans outstanding	0.22%	0.30%	0.12%
Loan loss provision to net charge-offs (quarterly)	116%	100%	180%

As displayed in Table 9, nonperforming assets at June 30, 2009 were $15.4 million, a $1.7 million increase versus the level at the end of 2008 and an increase of $3.3 million as compared to the very favorable level one year earlier.  Other real estate owned (“OREO”) increased $1.1 million from one-year ago and increased $0.6 million from year-end 2008, a result of the Company managing 24 OREO properties at June 30, 2009 as compared to 14 OREO properties at June 30, 2008.  No single property has a carrying value in excess of $325,000.  Nonperforming loans were 0.44% of total loans outstanding at the end of the second quarter, four and five basis points higher than the levels at December 31, 2008 and June 30, 2008, respectively.  As compared to March 31, 2009, nonperforming assets decreased $1.3 million and nonperforming loans compared to total loans decreased five basis points.  Approximately 47% of the increase from June 2008 to June 2009 in nonperforming loans is related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area are not experiencing the significant declines in values that other parts of the country have seen.  However, the economic slowdown, increased unemployment levels and the resulting pressure on consumers and businesses alike have resulted in higher nonperforming levels.  Another 42% of the increase in nonperforming loans from June 2008 to June 2009 is related to the business lending portfolio which is comprised of business loans broadly diversified by industry type.  With the economic downturn, certain business’ financial performance and position have deteriorated and consequently the level of non-accrual loans has risen.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 294% at the end of the second quarter compared, to 312% at year-end 2008 and 324% at June 30, 2008, reflective of the modestly higher level of nonperforming loans.

Members of senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly, in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the groups consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring the loans, issuing demand letters, or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration, special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the entire criticized loan portfolio on a monthly basis.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.46% at the end of the second quarter, three basis points above the 1.43% at year-end 2008 and 33 basis points higher than the very favorable level of 1.13% at June 30, 2008.  The commercial loan and real estate delinquency ratios at the end of the second quarter increased in comparison to both December 31, 2008 and June 30, 2008.  The delinquency rate for installment loans decreased as compared to the December 31, 2008 and increased as compared to June 30, 2008.  The Company’s success at keeping the non-performing and delinquency ratios at favorable levels despite deteriorating economic conditions was the result of its continued focus on maintaining strict underwriting standards, as well as effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$40,053	$36,428	$39,575	$36,427
Charge-offs:
Business lending	798	406	1,942	684
Consumer mortgage	209	62	284	114
Consumer installment	1,675	1,305	3,702	2,652
Total charge-offs	2,682	1,773	5,928	3,450
Recoveries:
Business lending	49	168	158	341
Consumer mortgage	0	9	6	55
Consumer installment	895	726	1,694	1,405
Total recoveries	944	903	1,858	1,801

Net charge-offs	1,738	870	4,070	1,649
Provision for loans losses	2,015	1,570	4,825	2,350
Allowance for loan losses at end of period	$40,330	$37,128	$40,330	$37,128

Net charge-offs to average loans outstanding:
Business lending	0.28%	0.10%	0.34%	0.07%
Consumer mortgage	0.08%	0.02%	0.05%	0.01%
Consumer installment	0.31%	0.27%	0.40%	0.29%
Total loans	0.22%	0.12%	0.26%	0.12%

As displayed in Table 10, net charge-offs during the second quarter were $1.7 million, $0.9 million higher than the equivalent 2008 period.  All portfolios, business lending, consumer mortgage and consumer installment experienced increases in the level of charge-offs as compared to the historical low levels experienced in the second quarter of 2008.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.22%, 10 basis points higher than the comparable quarter of 2008.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.  For the first six months of 2009, net charge-offs of $4.1 million were $2.4 million above the equivalent prior year period.  The year-to-date net charge-off ratio of 0.26% compares to 0.12% for the year earlier period.

The consumer mortgage portfolio experienced a net charge-off ratio of 0.08% for the quarter, versus a 0.02% in the previous year.  The consumer installment and business lending net charge-off ratios for the second quarter of 0.31% and 0.28%, respectively, increased four basis points and 18 basis points versus prior year levels.  As compared to the first quarter of 2009, the consumer installment and business lending charge-off ratios improved by 18 basis points and 11 basis points, respectively, while the consumer mortgage portfolio charge-off ratio was higher by five basis points.   For the six months ended June 30, 2009, the net charge off ratio increased for all three portfolios in comparison to the same period last year.

A loan loss allowance of $40.3 million was determined as of June 30, 2009, necessitating a $2.0 million loan loss provision for the quarter, compared to $1.6 million one year earlier.  The second quarter 2009 loan loss provision was $0.3 million higher than the level of net charge-offs, due mostly to higher levels of nonperforming loans and greater qualitative risk factors attributable to the portfolio due to deteriorating economic conditions.  The allowance for loan losses rose $3.2 million or 8.6% over the last 12 months, which exceeds the 5.8% growth in the loan portfolio.  Contributing to the changes was the deteriorating charge-off, nonperforming and delinquency trends experienced over the last twelve months.  This contributed to the ratio of allowance for loan loss to loans outstanding increasing four basis points to 1.30% for the second quarter, as compared to the level at December 31, 2008 and increasing three basis points from the level at June 30, 2008.  The increase was also slightly impacted by the decreased proportion of low-risk consumer mortgage loans in the overall loan portfolio, a result of the recent selling of mortgages and organic and acquired growth in the other loan portfolios.

Deposits

As shown in Table 11, average deposits of $3.9 billion in the second quarter were up $625.0 million compared to second quarter 2008 and $325.2 million versus the fourth quarter of last year.  Excluding the impact of the Citizens acquisition, average deposits increased $41.8 million as compared to the second quarter of the prior year.  The mix of average deposits changed since the second quarter of 2008.  The weightings of non-time (interest checking, non-interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and reducing higher cost time deposit balances, as well as the deposit profile of the acquired Citizens branches.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 2.42% in the second quarter of 2008 to 1.52% in the most recent quarter.  The Company continues to focus heavily on growing its core (non-time) deposits through enhanced marketing and training programs and new product offerings introduced over the last few years.

Average second quarter non-public fund deposits were up $502.3 million or 17% compared to the year earlier period and $264.6 million or 8.1% versus the fourth quarter of 2008.  Average public funds have increased $60.6 million or 23% from the fourth quarter of 2008 and $122.7 million or 60% from the second quarter of 2008.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2009	2008	2008
Demand deposits	$671,615	$615,540	$563,045
Interest checking deposits	639,203	571,540	485,113
Savings deposits	482,276	463,797	458,556
Money market deposits	681,366	508,119	360,477
Time deposits	1,379,982	1,370,215	1,362,278
Total deposits	$3,854,442	$3,529,211	$3,229,469

Non-public fund deposits	$3,525,717	$3,261,115	$3,023,407
Public fund deposits	328,725	268,096	206,062
Total deposits	$3,854,442	$3,529,211	$3,229,469

Borrowings

At the end of the second quarter, borrowings of $858.6 million decreased $3.9 million from December 31, 2008 and $16.0 million versus the end of the second quarter of 2008 as a portion of the net funding provided by the Citizens acquisition was used to eliminate short-term obligations.  The cost of funds on total borrowings in the second quarter of 4.37% was six basis points below that of the year earlier period.  This decline was mostly attributable to lower rates paid on the variable rate portion of trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity of $550.6 million at the end of the second quarter increased $6.0 million from the balance at December 31, 2008.  This change consisted of net income of $19.6 million, $0.8 million from shares issued under the employee stock plan and $1.2 million from employee stock options earned, partially offset by dividends declared of $14.4 million and a $1.3 million decrease in other comprehensive income.  The change in other comprehensive loss was comprised of a $3.1 million decrease in the after-tax market value adjustment on the available for sale investment portfolio, partially offset by a $0.7 million increase in the after-tax market value adjustment on the interest rate swap and a positive $1.1 million adjustment to the funded status of the Company’s retirement plans. Over the past 12 months, total shareholders’ equity increased by $67.0 million, as net income and positive contributions from a common stock offering, shares issued under the employee stock option plan, and a higher market value adjustment on investments, more than offset dividends declared, and the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.13% at the end of the second quarter, down nine basis points from year-end 2008 and 62 basis points lower than its level one year ago.  The decrease in the Tier I leverage ratio compared to December 31, 2008 is primarily the result of the average assets associated with the Citizens acquisition being present for a full quarter versus approximately 60% of the fourth quarter of 2008 (Tier I ratio utilizes average total assets and end of period equity and intangible assets).  Tier I decreased as compared to the prior’s year second quarter due to intangibles from acquisitions having a greater impact than capital creating activities, as average assets excluding intangibles and the market value adjustment increased 14.2% while shareholders’ equity, excluding intangibles and the market value adjustment, increased at a lesser 5.1% rate.  The tangible equity-to-assets ratio of 4.84% increased ten basis points from December 31, 2008 and decreased 69 basis points versus June 30, 2008.  The decline from the year earlier period was primarily due to the intangible and total assets added as a result of the acquisition of ABG and Citizens, having a proportionally greater impact on the ratio than the common equity offering and other capital generating sources discussed above.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2009 was 73.4%, up from 56.5% for the first six months of 2008.  The ratio increased because net income declined 11.6% while dividends declared increased 14.9%.  The Company’s quarterly dividend increased because there were 2.9 million more shares outstanding primarily due to the common stock offering in the fourth quarter of 2008.  Additionally, the quarterly dividend was raised 4.8% in August 2008, from $0.21 to $0.22.

Liquidity

Liquidity risk is measured by the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss. The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position is critical.  Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, the Federal Home Loan Bank (“FHLB”), and the Federal Reserve Bank.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit, and brokered CD relationships.

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of June 30, 2009, this ratio was 16.0% for 30 days and 16.0% for 90 days, excluding the Company's capacity to borrow additional funds from the FHLB.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how current liquidity levels could change over time. This five-year measure reflects adequate liquidity to fund loan and other asset growth over the next five years.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes;  (8) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith;  (9) the ability to maintain and increase market share and control expenses;  (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States;  (11) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (12) the costs and effects of litigation and of any adverse outcome in such litigation; (13) other risk factors outlined in the Company’s filings with the Securities and Exchange Commission from time to time; and (14) the success of the Company at managing the risks of the foregoing.

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

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Committee (“ALCO”) which meets each month and is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enable it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using June 30, 2009 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2009
+200 basis points	4,094,000
0 basis points (normalized yield curve)	(4,222,000)

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

In the 0 basis point model, the current yield curve shifts to a normalized level based on historical spreads to the federal funds rate.  The decrease in NII is largely due to faster investment cash flows and assets repricing to lower rates as corresponding liabilities are held at current levels.  Despite Fed Funds trading near 0%, the Company believes treasury rates could potentially fall further, and thus, the (normal yield curve) model tests the impact of this lower treasury rate scenario.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases during the second quarter of 2009.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Shareholders of the Company held on May 20, 2009, the shareholders (i) elected four directors to serve for three-year terms expiring in 2012 and one director to complete a two-year term expiring in 2011, (ii) ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2009, and (iii) voted on a proposal to amend the Company’s Certificate of Incorporation and Bylaws to declassify the Board of Directors.  Directors with terms which continued after the Annual Meeting are Nicholas A. DiCerbo, James A. Gabriel, Charles E. Parente, Brian R. Ace and Paul M. Cantwell, Jr.

The vote on each matter was as follows:
	For	Against	Abstain
Election of Directors:
James W. Gibson, Jr.	27,546,270	*	798,316
David C. Patterson	27,459,712	*	884,874
Sally A. Steele	18,993,172	*	9,351,414
Mark E. Tryniski	22,216,913	*	6,127,673
James A. Wilson	27,574,692	*	769,894

Ratification of the appointment of PricewaterhouseCoopers LLP as Independent Auditors	28,063,749	193,457	87,380

Proposal to declassify Board	23,268,559	4,683,805	392,222

* Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

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

Community Bank System, Inc.

Date: August 6, 2009	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 6, 2009	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief Financial Officer