Form 10-K/A
period 2008-12-31
COMMUNITY BANK SYSTEM INC
filed 2009-08-17
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

AMENDMENT NO.1
TO
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
Yes  ☐   No  ☒ .

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

Exhibit Index is located on page 81 of 90

Explanatory Note

We are providing this Amendment No. 1 (the "Amended Report") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 13, 2009 (the "Original Report"). This amendment is being filed solely to amend the certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error whereby an incorrect date was inadvertently provided on the certifications. This amendment includes an updated consent of the Independent Registered Public Accounting Firm as Exhibit 23.1 hereto and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1, and 32.2 hereto.

Except as described above, we have not modified or updated other disclosures contained in the Original Report. Accordingly, this Amended Report, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Report or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Report.

1a

TABLE OF CONTENTS

PART I			Page

Item	1.	Business..............................................................................................................................................................................................	3
Item	1A.	Risk Factors .......................................................................................................................................................................................	8
Item	1B.	Unresolved Staff Comments ............................................................................................................................................................	10
Item	2.	Properties............................................................................................................................................................................................	11
Item	3.	Legal Proceedings..............................................................................................................................................................................	11
Item	4.	Submission of Matters to a Vote of Security Holders..................................................................................................................	11
Item	4A.	Executive Officers of the Registrant................................................................................................................................................	11

PART II

Item	5.	Market for Registrant's Common Stock, Related Shareholders Matters and Issuer Purchases of Equity Securities.........	12
Item	6.	Selected Financial Data.....................................................................................................................................................................	15
Item	7.	Management's Discussion and Analysis of Financial Condition and Results ofOperations................................................	16
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk.....................................................................................................	41
Item	8.	Financial Statements and Supplementary Data:
		Consolidated Statements of Condition.......................................................................................................................................	44
		Consolidated Statements of Income...........................................................................................................................................	45
		Consolidated Statements of Changes in Shareholders' Equity...............................................................................................	46
		Consolidated Statements of Comprehensive Income...............................................................................................................	47
		Consolidated Statements of Cash Flows....................................................................................................................................	48
		Notes to Consolidated Financial Statements.............................................................................................................................	49
		Report on Internal Control over Financial Reporting...............................................................................................................	77
		Report of Independent Registered Public Accounting Firm...................................................................................................	78
		Two Year Selected Quarterly Data..................................................................................................................................................	79

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .............................................	79
Item	9A.	Controls and Procedures..................................................................................................................................................................	79
Item	9B.	Other Information...............................................................................................................................................................................	79

PART III

Item	10.	Directors, and Executive Officers and Corporate Governance....................................................................................................	80
Item	11.	Executive Compensation...................................................................................................................................................................	80
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ............................	80
Item	13.	Certain Relationships and Related Transactions and Directors Independence.......................................................................	80
Item	14.	Principal Accounting Fees and Services........................................................................................................................................	80

PART IV

Item	15.	Exhibits, Financial Statement Schedules........................................................................................................................................	81
Signatures		...	84

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

The Company continually encounters technological change and may have fewer resources than many of its competitors to continue to invest in technological improvements
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands as well as to create additional efficiencies in the Company’s operations.

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

The investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U. S. Agency debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating).  The majority of the municipal bonds are AAA-rated.  The portfolio does not include any private label mortgage-backed securities (MBSs) or private label collateralized mortgage obligations (CMOs).

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

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2006, 2007 and 2008
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other		Employee
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury	Stock Plan
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	-Unearned	Total

Balance at December 31, 2005	29,956,852	$32,451	$196,312	$276,809	$8,420	($56,074)	($323)	$457,595
Net income				38,377				38,377
Other comprehensive loss, net of tax					(3,226)			(3,226)
Adjustment for initial adoption of SFAS 158					(9,891)			(9,891)
Dividends declared:
Common, $0.78 per share				(23,315)				(23,315)
Common stock issued under employee stock plan, including tax benefits of $936	322,757	322	5,024				161	5,507
Stock-based compensation			2,023					2,023
Treasury stock purchased	(259,450)					(5,542)		(5,542)
Reclassification of unearned restricted stock awards to additional paid-in capital in accordance with SFAS 123(R)			(162)				162	0
Balance at December 31, 2006	30,020,159	32,773	203,197	291,871	(4,697)	(61,616)	0	461,528
Net income				42,891				42,891
Other comprehensive income, net of tax					5,399			5,399
Dividends declared:
Common, $0.82 per share				(24,481)				(24,481)
Common stock issued under employee stock plan, including tax benefits of $949	226,224	227	3,055					3,282
Stock-based compensation			2,177					2,177
Treasury stock purchased	(611,650)					(12,012)		(12,012)
Balance at December 31, 2007	29,634,733	$33,000	$208,429	$310,281	$702	($73,628)	$0	478,784
Net income				45,940				45,940
Other comprehensive income, net of tax					(13,566)			(13,566)
Dividends declared:
Common, $0.86 per share				(26,307)				(26,307)
Common stock issued under employee stock plan, including tax benefits of $927	468,671	468	7,845					8,313
Stock-based compensation			2,036					2,036
Common stock issuance	2,530,000		(5,910)			55,361		49,451
Balance at December 31, 2008	32,633,404	$33,468	$212,400	$329,914	($12,864)	($18,267)	$0	$544,651

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

Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123(R)"), which replaced the existing SFAS 123 and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”).  SFAS 123(R) requires companies to measure and record compensation expense for stock options and other share-based payments based on the instruments’ fair value on the date of grant.  The Company adopted this standard using the modified prospective method.  Under this method, expense is recognized for awards that are granted, modified, or settled after December 31, 2005, as well as for unvested awards that were granted prior to January 1, 2006.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards (see Note L).

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

Alliance Benefit Group MidAtlantic
On July 7, 2008, Benefit Plans Administrative Services, Inc. (“BPAS”), a wholly-owned subsidiary of the Company, acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (ABG) from BenefitStreet, Inc. in an all-cash transaction.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.  The results of ABG’s operations have been included in the consolidated financial statements since that date.

Hand Benefits & Trust, Inc.
On May 18, 2007, BPAS acquired Hand Benefits & Trust, Inc. (HBT), a Houston, Texas based provider of employee benefit plan administration and trust services, in an all-cash transaction.  The results of HBT’s operations have been included in the consolidated financial statements since that date.

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

The Company sponsors two business trusts, Community Statutory Trust III, and Community Capital Trust IV of which 100% of the common stock is owned by the Company.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust.  Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

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

Unrecognized stock-based compensation expense related to non-vested stock options totaled $3.3 million at December 31, 2008, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 2.8 years.  The total fair value of shares vested during 2008, 2007, and 2006 were $1.6 million, $1.9 million and $1.7 million, respectively.

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

A summary of the status of the Company’s unvested stock awards as of December 31, 2008, and changes during the twelve months ended December 31, 2008, is presented below:
	Restricted Shares	Weighted-average grant date fair value
Unvested at January 1, 2007	9,443	$23.56
Awards	54,238	22.60
Cancellations	(1,624)	22.97
Vestings	(4,817)	22.77
Unvested at December 31, 2007	57,240	22.73
Awards	83,914	18.31
Cancellations	(2,555)	19.14
Vestings	(16,423)	22.96
Unvested at December 31, 2008	122,176	$19.74

NOTE M:  EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

			Per Share
(000's omitted, except per share data)	Income	Shares	Amount
Year Ended December 31, 2008
Basic EPS	$45,940	30,496	$1.51
Common stock equivalents		330
Diluted EPS	$45,940	30,826	$1.49

Year Ended December 31, 2007
Basic EPS	$42,891	29,918	$1.43
Common stock equivalents		314
Diluted EPS	$42,891	30,232	$1.42

Year Ended December 31, 2006
Basic EPS	$38,377	29,976	$1.28
Common stock equivalents		416
Diluted EPS	$38,377	30,392	$1.26

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
•
evel 2 – Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

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

10.9 Employment Agreement, effective August 1, 2004, by and between Community Bank System, Inc., Community Bank N.A. and Brian D. Donahue, as amended December 31, 2008.  Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 13, 2009 (Registration No. 001-13695).  **

10.10 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough.   Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

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

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Mark E. Tryniski
   Mark E. Tryniski
   President and Chief Executive Officer
   August 17, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of August 2009.

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

The Chief Executive Officer of the Company submitted the required certification to the NYSE (as required pursuant to Section 303A.12 of the NYSE Listed Company Manual) without qualification to the NYSE for the year ended December 31, 2008.  In addition, the certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 certifications”) with respect to the Company’s disclosures in its Annual Report on Form 10-K/A for the year ended December 31, 2008 were filed as Exhibits 31.1 and 31.2 to such Annual Report on Form 10-K/A.  The SOX 302 Certifications with respect to the Company’s disclosures in its Form 10-K/A for the year ended December 31, 2008 are being filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K/A.

Date:  August 17, 2009

/s/ Mark E. Tryniski
Mark E. Tryniski,
President, Chief Executive Officer and Director