Form 10-Q
period 2009-09-30
COMMUNITY BANK SYSTEM INC
filed 2009-11-05
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

   ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
32,742,778 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2009.

TABLE OF CONTENTS

		Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	September 30, 2009 and December 31, 2008_____________________________________________________________________________________	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2009 and 2008________________________________________________________________________	4

	Consolidated Statement of Changes in Shareholders’ Equity
	Nine months ended September 30, 2009_______________________________________________________________________________________	5

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2009 and 2008________________________________________________________________________	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2009 and 2008________________________________________________________________________________	7

	Notes to the Consolidated Financial Statements
	September 30, 2009______________________________________________________________________________________________________	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations___________________________________________________	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk__________________________________________________________________________	39

Item 4.	Controls and Procedures_____________________________________________________________________________________________________	40

Part II.	Other Information

Item 1.	Legal Proceedings__________________________________________________________________________________________________________	40

Item 1A.	Risk Factors______________________________________________________________________________________________________________	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds__________________________________________________________________________	41

Item 3.	Defaults Upon Senior Securities_______________________________________________________________________________________________	41

Item 4.	Submission of Matters to a Vote of Securities Holders______________________________________________________________________________	41

Item 5.	Other Information__________________________________________________________________________________________________________	41

Item 6.	Exhibits__________________________________________________________________________________________________________________	41

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)

	September 30,	December 31,
	2009	2008
Cash and cash equivalents	$361,734	$213,753

Available-for-sale investment securities, at fair value	1,214,521	1,317,217
Held-to-maturity investment securities	283,305	77,794
Total investment securities (fair value of $1,506,677 and $1,397,589, respectively)	1,497,826	1,395,011

Loans held for sale	519	-

Loans	3,087,093	3,136,140
Allowance for loan losses	(41,072)	(39,575)
Net loans	3,046,021	3,096,565

Goodwill	300,758	301,149
Core deposit intangibles, net	17,603	22,340
Other intangibles, net	4,300	5,135
Intangible assets, net	322,661	328,624

Premises and equipment, net	74,654	73,294
Accrued interest receivable	26,472	26,077
Other assets	48,208	41,228
Total assets	$5,378,095	$5,174,552

Liabilities:
Noninterest-bearing deposits	$708,051	$638,558
Interest-bearing deposits	3,180,194	3,062,254
Total deposits	3,888,245	3,700,812

Borrowings	756,442	760,558
Subordinated debt held by unconsolidated subsidiary trusts	101,993	101,975
Accrued interest and other liabilities	65,515	66,556
Total liabilities	4,812,195	4,629,901

Commitments and contingencies (See Note I)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized;	33,575	33,468
33,574,989 and 33,468,215 shares issued at September 30, 2009 and December 31, 2008, respectively
Additional paid-in capital	214,977	212,400
Retained earnings	340,380	329,914
Accumulated other comprehensive loss	(4,765)	(12,864)
Treasury stock, at cost (834,811 shares)	(18,267)	(18,267)
Total shareholders' equity	565,900	544,651

Total liabilities and shareholders' equity	$5,378,095	$5,174,552

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$46,067	$46,731	$138,992	$138,937
Interest and dividends on taxable investments	9,849	9,539	30,082	29,888
Interest and dividends on nontaxable investments	5,972	5,544	17,868	17,210
Total interest income	61,888	61,814	186,942	186,035

Interest expense:
Interest on deposits	10,612	14,761	36,269	48,495
Interest on borrowings	7,899	8,302	23,471	24,224
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,525	1,678	4,650	5,205
Total interest expense	20,036	24,741	64,390	77,924

Net interest income	41,852	37,073	122,552	108,111
Less: provision for loan losses	2,375	1,985	7,200	4,335
Net interest income after provision for loan losses	39,477	35,088	115,352	103,776

Noninterest income:
Deposit service fees	10,991	9,039	30,247	26,205
Mortgage banking and other services	895	1,179	4,738	2,318
Benefit plan administration, consulting and actuarial fees	6,969	6,931	20,575	19,176
Trust, investment and asset management fees	1,951	2,234	6,251	6,721
Gain on investment securities	7	0	7	230
Total noninterest income	20,813	19,383	61,818	54,650

Operating expenses:
Salaries and employee benefits	23,166	21,130	69,282	61,288
Occupancy and equipment	5,533	5,305	17,448	16,067
Data processing and communications	5,328	4,284	15,349	12,369
Amortization of intangible assets	2,026	1,727	6,234	4,903
Legal and professional fees	1,367	1,095	3,969	3,295
Office supplies and postage	1,245	1,260	4,092	3,775
Business development and marketing	1,469	1,174	4,818	4,003
FDIC insurance premiums	1,670	665	7,066	1,051
Other	2,307	2,616	7,737	7,834
Total operating expenses	44,111	39,256	135,995	114,585

Income before income taxes	16,179	15,215	41,175	43,841
Income taxes	3,724	3,429	9,100	9,870
Net income	$12,455	$11,786	$32,075	$33,971

Basic earnings per share	$0.38	$0.39	$0.98	$1.13
Diluted earnings per share	$0.38	$0.39	$0.97	$1.12
Dividends declared per share	$0.22	$0.22	$0.66	$0.64

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine Months Ended September 30, 2009
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2008	32,633,404	$33,468	$212,400	$329,914	($12,864)	($18,267)	$544,651

Net income				32,075			32,075

Other comprehensive income, net of tax					8,099		8,099

Dividends declared:
Common, $0.66 per share				(21,609)			(21,609)

Common stock issued under
Stock plan, including
tax benefits of $82	106,774	107	1,070				1,177

Stock options earned			1,507				1,507

Balance at September 30, 2009	32,740,178	$33,575	$214,977	$340,380	($4,765)	($18,267)	$565,900

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Other comprehensive income (loss), before tax:
Change in pension liabilities	$3	$200	$1,779	$254
Change in unrealized gains (losses) on derivative instruments used in cash flow hedges	(112)	(305)	1,069	(231)
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during period	14,388	(15,185)	9,786	(32,186)
Reclassification adjustment for gains included in net income	(7)	0	(7)	(230)
Other comprehensive income (loss), before tax:	14,272	(15,290)	12,627	(32,393)
Income tax (expense) benefit related to other comprehensive (loss) income	(4,846)	5,754	(4,528)	12,234
Other comprehensive income (loss), net of tax:	9,426	(9,536)	8,099	(20,159)
Net income	12,455	11,786	32,075	33,971
Comprehensive income	$21,881	$2,250	$40,174	$13,812

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$32,075	$33,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,696	7,023
Amortization of intangible assets	6,234	4,903
Net accretion of premiums and discounts on securities, loans and borrowings	1,020	(498)
Stock-based compensation	2,298	2,000
Provision for loan losses	7,200	4,335
Provision for deferred taxes	4,143	3,343
Amortization of mortgage servicing rights	547	521
Bank-owned life insurance income	(348)	(364)
Gain on investment securities and debt extinguishments	(7)	(230)
Net gain on sale of other assets	(950)	(4)
Net change in loans originated for sale	(519)	0
Change in other operating assets and liabilities	(13,510)	(21,245)
Net cash provided by operating activities	45,879	33,755
Investing activities:
Proceeds from sales of available-for-sale investment securities	216	43,678
Proceeds from maturities of held-to-maturity investment securities	72,735	43,214
Proceeds from maturities of available-for-sale investment securities	199,631	257,608
Purchases of held-to-maturity investment securities	(279,358)	(8,640)
Purchases of available-for-sale investment securities	(87,256)	(259,438)
Net decrease (increase) in loans outstanding	43,345	(186,321)
Cash paid for acquisition (net of cash acquired of $0 and $200)	(332)	(5,558)
Expenditures for intangibles	0	(322)
Capital expenditures	(9,079)	(7,143)
Net cash used in investing activities	(60,098)	(122,922)
Financing activities:
Net change in non-interest checking, interest checking and savings accounts	358,811	107,161
Net change in time deposits	(171,378)	(109,232)
Net change in short-term borrowings	(3,873)	90,642
Change in long-term borrowings (including payments of $243 and $601)	(243)	9,399
Payment on subordinated debt held by unconsolidated subsidiary trusts	0	(25,773)
Issuance of common stock	386	7,606
Cash dividends paid	(21,585)	(18,776)
Tax benefits from share-based payment arrangements	82	912
Net cash provided by financing activities	162,200	61,939
Change in cash and cash equivalents	147,981	(27,228)
Cash and cash equivalents at beginning of period	213,753	130,823
Cash and cash equivalents at end of period	$361,734	$103,595
Supplemental disclosures of cash flow information:
Cash paid for interest	$64,824	$78,431
Cash paid for income taxes	2,085	9,381
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,203	6,590
Transfers from loans to other real estate	1,599	764

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The estimated purchase price allocation of the assets acquired and liabilities assumed in the purchase of Citizens and ABG, collectively, including capitalized acquisition costs, is as follows:

(000’s omitted)
Cash and cash equivalents	$ 2,610
Loans, net of allowance for loan losses	108,633
Premises and equipment, net	2,717
Other assets	1,091
Core deposit intangibles	9,209
Customer list intangible	3,592
Goodwill	67,493
Total assets acquired	195,345
Deposits	565,045
Borrowings	14
Other liabilities	938
Total liabilities assumed	565,997
Net liabilities assumed	$ 370,652

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases during the first nine months of 2009.

NOTE C:  ACCOUNTING POLICIES

Critical Accounting Policies

Allowance for Loan Losses
Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis.  The allowance reflects management’s best estimate of probable losses inherent in the loan portfolio.  Determination of the allowance is subjective in nature and requires significant estimates.   The Company’s allowance methodology consists of two broad components - general and specific loan loss allocations.

The general loan loss allocation is composed of two calculations that are computed on five main loan categories: commercial, consumer direct, consumer indirect, home equity and residential real estate.  The first calculation determines an allowance level based on the latest seven years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated reserves, if any, to derive the required allowance for loan loss to be reflected on the Consolidated Statement of Condition.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of the factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2009.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

Investment securities are reviewed regularly for other-than-temporary impairment.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery.    In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Retirement Benefits
The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases and expected return on plan assets.

Subsequent Events
Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 5, 2009

New Accounting Pronouncements

In June 2009, the FASB issued new guidance related to the accounting and disclosures for transfers of financial assets.  It established a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating this new guidance.

In June 2009, the FASB issued guidance related to financial companies involved with variable interest entities.  Companies are now required to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also required is an ongoing reconsideration of the primary beneficiary, as well as amendments regarding the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. The guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating this new guidance.

In December 2008, the FASB issued changes to employers’ disclosures regarding postretirement benefit plan assets.  The guidance effects an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new guidance.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This guidance became effective as of October 1, 2009.  It had no material impact on our consolidated financial statements.

NOTE D:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$70,315	$2,675	$0	$72,990	$61,910	$2,358	$0	$64,268
Obligations of state and political subdivisions	69,910	3,679	0	73,589	15,784	220	0	16,004
Government guaranteed mortgage-backed securities	143,000	2,497	0	145,497	0	0	0	0
Other securities	80	0	0	80	100	0	0	100
Total held-to-maturity portfolio	283,305	$8,851	$0	292,156	77,794	$2,578	$0	80,372

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	312,429	$25,108	$13	337,524	382,301	$29,482	$0	411,783
Obligations of state and political subdivisions	499,050	22,588	834	520,804	538,008	13,537	3,606	547,939
Corporate debt securities	35,569	1,711	0	37,280	35,596	333	777	35,152
Collateralized mortgage obligations	11,214	548	0	11,762	25,464	236	0	25,700
Pooled trust preferred securities	71,377	0	25,957	45,420	72,535	0	22,670	49,865
Government guaranteed mortgage-backed securities	199,974	7,131	468	206,637	188,560	4,234	740	192,054
Subtotal	1,129,613	57,086	27,272	1,159,427	1,242,464	47,822	27,793	1,262,493
Federal Home Loan Bank of NY stock	38,491	0	0	38,491	38,056	0	0	38,056
Federal Reserve Bank stock	12,378	0	0	12,378	12,383	0	0	12,383
Other equity securities	4,231	1	7	4,225	4,285	0	0	4,285
Total available-for-sale portfolio	1,184,713	$57,087	$27,279	1,214,521	1,297,188	$47,822	$27,793	1,317,217

Net unrealized gain on available-for-sale portfolio	29,808			0	20,029			0
Total	$ 1,497,826			$1,506,677	$1,395,011			$1,397,589

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$989	$13	$0	$0	$989	$13
Obligations of state and political subdivisions	15,552	166	6,673	302	22,225	468
Pooled trust preferred securities	0	0	45,420	25,957	45,420	25,957
Government guaranteed mortgage-backed securities	5,166	23	4,223	811	9,389	834
Other equity securities	10	7	0	0	10	7
Total available-for-sale portfolio	$21,717	$209	$56,316	$27,070	$78,033	$27,279

As of December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	$61,879	$3,127	$7,419	$479	$69,298	$3,606
Corporate debt securities	10,897	680	1,903	97	12,800	777
Pooled trust preferred securities	0	0	49,865	22,670	49,865	22,670
Government guaranteed mortgage-backed securities	24,897	738	338	2	25,235	740
Total available-for-sale portfolio	$97,673	$4,545	$59,525	$23,248	$157,198	$27,793

Included in the available for sale portfolio are pooled trust preferred, class A-1 securities with a current par value of $73.1 million and unrealized losses of $26.0 million at September 30, 2009.  The underlying collateral of these assets are principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 38% - 43% of the underlying collateral would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.  The market for these securities at September 30, 2009 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The fair value of these securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions have a significant effect on the reported fair values.  The use of different assumptions, as well as changes in market conditions, could result in materially different fair values.  The Company does not intend to sell the underlying security.  It is not more likely than not that the Company will be required to sell the debt security prior to recovery and does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.  In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Due in one year or less	$16,666	$16,821	$54,637	$55,466
Due after one through five years	48,896	50,250	234,260	247,953
Due after five years through ten years	23,087	24,526	354,677	377,875
Due after ten years	51,576	54,982	274,851	259,733
Subtotal	140,225	146,579	918,425	941,027
Collateralized mortgage obligations	0	0	11,214	11,762
Mortgage-backed securities	143,080	145,577	199,974	206,637
Total	$283,305	$292,156	$1,129,613	$1,159,426

Cash flow information on investment securities for the nine months ended September 30 is as follows:

(000's omitted)	2009	2008
Proceeds from the sales of available-for-sale investment securities	$216	$43,678
Gross gains on sales of investment securities	7	550
Gross losses on sales of investment securities	0	320

NOTE E:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of intangible asset are as follows:

	As of September 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$60,595	($42,992)	$17,603	$59,933	($37,593)	$22,340
Other intangibles	7,882	(3,582)	4,300	7,882	(2,747)	5,135
Total amortizing intangibles	68,477	(46,574)	21,903	67,815	(40,340)	27,475
Non-amortizing intangible assets:
Goodwill	300,758	0	300,758	301,149	0	301,149
Total intangible assets, net	$369,235	($46,574)	$322,661	$368,964	($40,340)	$328,624

No goodwill impairment adjustment was recognized in the third quarter of 2009. The estimated aggregate amortization expense for each of the succeeding fiscal years ended December 31 is as follows:

(000's omitted)	Amount
Oct-Dec 2009	$1,936
2010	5,955
2011	3,485
2012	2,899
2013	2,259
Thereafter	5,369
Total	$21,903

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.07%)	7/31/2031	5 year beginning 2006	103.00% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.95%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $806,000 and $2,035,000 was recognized based on the interest rate swap agreement for the three and nine months ended September 30, 2009, respectively, compared to $382,000 and $760,000 for the three and nine months ended September 30, 2008.

NOTE G:  BENEFIT PLANS

The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees. The Company also provides supplemental pension retirement benefits for several current and former key employees.  During the first quarter, the Company made a contribution to its defined benefit pension plan of $15.0 million.  No other contributions are required in 2009.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three and nine months ended September 30 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$878	$780	$2,622	$2,339	$111	$174	$510	$524
Interest cost	905	819	2,741	2,457	105	150	413	450
Expected return on plan assets	(1,172)	(1,117)	(3,515)	(3,352)	0	0	0	0
Amortization of unrecognized net loss	682	164	2,059	494	(9)	25	21	75
Amortization of prior service cost	(27)	(27)	(88)	(82)	13	27	40	82
Amortization of transition obligation	0	0	0	0	10	11	31	31
Net periodic benefit cost	$1,266	$619	$3,819	$1,856	$230	$387	$1,015	$1,162

NOTE H:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 2.5 million weighted-average anti-dilutive stock options outstanding at September 30, 2009 compared to approximately 1.1 million weighted-average anti-dilutive stock options outstanding at September 30, 2008 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted, except per share data)	2009	2008	2009	2008
Net income	$12,455	$11,786	$32,075	$33,971
Income attributable to unvested stock-based compensation awards	(67)	(48)	(165)	(133)
Income available to common shareholders	$12,388	11,738	$31,910	$33,838

Weighted-average common shares outstanding –basic	32,674	29,924	32,663	29,843
Basic earnings per share	$0.38	$0.39	$0.98	$1.13

Net income	$12,455	$11,786	$32,075	$33,971
Income attributable to unvested stock-based compensation awards	(67)	(48)	(165)	(133)
Income available to common shareholders	$12,388	$11,738	$31,910	$33,838

Weighted-average common shares outstanding	32,674	29,924	32,663	29,843
Assumed exercise of stock options	147	330	122	336
Weighted-average shares – diluted	32,821	30,254	32,785	30,179
Diluted earnings per share	$0.38	$0.39	$0.97	$1.12

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	September 30, 2009	December 31, 2008
Commitments to extend credit	$556,510	$523,017
Standby letters of credit	19,763	13,209
Total	$576,273	$536,226

NOTE J:  FAIR VALUE

Accounting literature allows entities an irrevocable option to measure certain financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.

Fair value, establishes a framework for measuring fair value and expands disclosure about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Inputs used to measure fair value are classified into the following hierarchy:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$989	$336,535	$0	$337,524
Obligations of state and political subdivisions	0	520,804	0	520,804
Government guaranteed mortgage-backed securities	0	206,619	0	206,619
Corporate debt securities	0	37,280	0	37,280
Collateralized mortgage obligations	0	11,762	0	11,762
Pooled trust preferred securities	0	0	45,420	45,420
Other equity securities	28	0	4,215	4,243
Total available-for-sale investment securities	1,017	1,113,000	49,635	1,163,652
Forward sales contracts	0	(73)	0	(73)
Commitments to originate real estate loans for sale	0	0	180	180
Mortgage loans held for sale	0	519	0	519
Interest rate swap	0	(5,652)	0	(5,652)
Total	$1,017	$1,107,794	$49,815	$1,158,626

	December 31, 2008
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,007	$410,776	$0	$411,783
Obligations of state and political subdivisions	0	547,939	0	547,939
Government guaranteed mortgage-backed securities	0	192,054	0	192,054
Corporate debt securities	0	35,152	0	35,152
Collateralized mortgage obligations	0	25,700	0	25,700
Pooled trust preferred securities	0	0	49,865	49,865
Other equity securities	28	0	4,257	4,285
Total available-for-sale investment securities	1,035	1,211,621	54,122	1,266,778
Interest rate swap	0	(6,721)	0	(6,721)
Total	$1,035	$1,204,900	$54,122	$1,260,057

The valuation techniques used to measure fair value for the items in the table above are as follows:
•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable.  Securities classified as Level 3 include pooled trust preferred securities in less liquid markets.  The value of these instruments is determined using pricing models or similar techniques as well as significant judgment or estimation.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2009 is $0.5 million.  The unrealized gain on mortgage loans held for sale of $14,000 was recognized in mortgage banking and other income in the consolidated statement of income for the quarter ended September 30, 2009.

•
Forward sales contracts – The Company enters into forward sales contracts to sell certain residential real estate loans.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The fair value of these forward sales contracts is primarily measured by obtaining pricing from certain government-sponsored entities.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company and, therefore, are classified as Level 2 in the fair value hierarchy.

•
Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities.  Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative.  The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  Such assumptions include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds.  The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

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

  The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended September 30,
	2009				2008
(000's omitted)	Pooled trust preferred securities	Other equity securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Other equity securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$54,561	$4,245	$142	$58,948	$61,982	$4,258	$0	$66,240
Total gains included in earnings	28	0	0	28	20	0	0	20
Total losses included in other comprehensive income	(8,705)	0	0	(8,705)	(11,503)	0	0	(11,503)
Purchases	0	12	0	12	0	0	0	0
Sales/calls/principal reductions	(464)	(42)	0	(506)	(174)	(2)	0	(176)
Commitments to originate real estate loans held for sale, net	0	0	38	38	0	0	0	0
Ending balance	$45,420	$4,215	$180	$49,815	$50,325	$4,256	$0	$54,581

	Nine Months Ended September 30,
	2009				2008
(000's omitted)	Pooled trust preferred securities	Other equity securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Other equity securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$49,865	$4,261	$0	$54,126	$72,300	$5,054	$0	$77,354
Total gains (losses) included in earnings	81	0	0	81	58	(14)	0	44
Total losses included in other comprehensive income	(3,286)	0	0	(3,286)	(21,652)	0	0	(21,652)
Purchases	0	54	0	54	0	34	0	34
Sales/calls/principal reductions	(1,240)	(100)	0	(1,340)	(381)	(818)	0	(1,199)
Commitments to originate real estate loans held for sale, net	0	0	180	180	0	0	0	0
Ending balance	$45,420	$4,215	$180	$49,815	$50,325	4,256	$0	$54,581

Assets and liabilities measured on a non-recurring basis:
	September 30, 2009				December 31, 2008
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$2,650	$2,650	$0	$0	$850	$850
Goodwill	n/a	n/a	n/a	n/a	0	0	5,579	5,579
Mortgage servicing rights	0	0	1,376	1,376	n/a	n/a	n/a	n/a
Total	$0	$0	$4,026	$4,026	$0	$0	$6,429	$6,429

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the period of estimated net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value.  Impairment is recognized through a valuation allowance.  Due primarily to an increase in the cost of servicing and an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s mortgage servicing rights declined during the three quarters of 2009.  As a result of this decline, the Company established a valuation allowance of $0.3 million at September 30, 2009.    These inputs are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustment to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments and have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3.

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  As a result of the significant declines the equity markets experienced in 2008, management determined a triggering event had occurred and the goodwill associated with Nottingham Advisors, one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2008.  Based on the goodwill valuation performed in the fourth quarter of 2008 using Level 3 inputs, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $1.7 million to $5.6 million.

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair value of investment securities has been disclosed in footnote D.  The carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,046,021	$3,075,321	$3,096,565	$3,135,832
Financial liabilities:
Deposits	3,888,245	3,905,998	3,700,812	3,719,557
Borrowings	756,442	838,745	760,558	869,162
Subordinated debt held by unconsolidated subsidiary trusts	101,993	76,486	101,975	61,409

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	For the Three Months Ended
	September 30, 2009			September 30, 2008
(000's omitted)	Banking	Other	Consolidated Total	Banking	Other	Consolidated Total

Net interest income	$41,825	$27	$41,852	$37,022	$51	$37,073
Provision for loan losses	2,375	0	2,375	1,985	0	1,985
Noninterest income excluding gain on investment securities and debt extinguishments	11,567	9,239	20,806	9,775	9,608	19,383
Gain on investment securities	7	0	7	0	0	0
Amortization of intangible assets	1,787	239	2,026	1,438	289	1,727
Other operating expenses	34,143	7,942	42,085	30,051	7,478	37,529
Income before income taxes	$15,094	$1,085	$16,179	$13,323	$1,892	$15,215

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Banking	Other	Consolidated Total	Banking	Other	Consolidated Total
Net interest income	$122,499	$53	$122,552	$107,930	$181	$108,111
Provision for loan losses	7,200	0	7,200	4,335	0	4,335
Noninterest income excluding gain on investment securities and debt extinguishments	34,000	27,811	61,811	27,158	27,262	54,420
Gain on investment securities	7	0	7	230	0	230
Amortization of intangible assets	5,479	755	6,234	4,394	509	4,903
Other operating expenses	105,625	24,136	129,761	88,507	21,175	109,682
Income before income taxes	$38,202	$2,973	$ 41,175	$38,082	$5,759	$ 43,841

Assets	$5,337,472	$40,623	$5,378,095	$4,722,300	$44,219	$4,766,519
Goodwill	$287,411	$13,347	$300,758	$221,361	$14,362	$235,723

NOTE L:  DERIVATIVE INSTRUMENTS

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value.

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain of its borrowings.  The interest rate swap has been designated as a qualifying cash flow hedge.  See further details of interest rate swap agreements in Note H to the consolidated financial statements as of December 31, 2008.

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of September 30, 2009:

	As of September 30, 2009
	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreement				Other liabilities	($75,000)	($5,652)
Derivatives not designated as hedging instruments:
Commitments to originate real estate loans for sale	Other assets	$8,004	$180
Forward sales contracts				Other liabilities	($5,886)	(73)
Total derivatives			$180			($5,725)

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and nine months ended September 30, 2009:

		Gain/(Loss) Recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending September 30, 2009	Nine Months Ending September 30, 2009
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($806)	($2,035)
Interest rate lock commitments	Mortgage banking and other services	38	180
Forward sales commitments	Mortgage banking and other services	(247)	(73)
Total		($1,015)	($1,928)

The amount of gain (loss) recognized during the three and nine months ended September 30, 2009 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately ($69,000) and $658,000, respectively.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to $806,000 and $2,035,000 for the three and nine months ending September 30, 2009, respectively, and is located in interest expense on subordinated debt held by unconsolidated trusts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2009 and 2008, although in some circumstances the second quarter of 2009 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 21.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2009, “third quarter” refers to the quarter ended September 30, 2009, earnings per share (“EPS”) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 38.

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

Third quarter and September year-to-date 2009 net income of $12.5 million and $32.1 million, respectively, was $0.7 million or 5.7% higher and $1.9 million or 5.6% lower than the respective prior year periods.  Earnings per share were $0.38 and $0.97 for the three and nine months ended September 30, 2009, respectively, a decrease of $0.01 and $0.15, from the equivalent prior year periods.  Higher operating expenses, principally from acquisitions completed in 2008, significantly higher FDIC insurance assessments, and higher loan loss provisions were partially offset by higher net interest income generated through organic and acquired growth of both loans and core deposits, and higher noninterest income.  Third quarter and year-to-date 2009 results included the incurrence of an additional $1.0 million and $6.0 million, respectively, of FDIC-insurance related assessments, or $0.02 and $0.14 per share, respectively, above the three and nine month periods of 2008.  Excluding these additional assessments, earnings per share for the quarter were $0.01 higher than the reported results from last year’s third quarter.

Asset quality in the third quarter of 2009 remained stable, and favorable as compared to peer financial organizations.  Loan charge-offs declined from both the third quarter of 2008, as well as the previous quarters of 2009.  Nonperforming loan and delinquency ratios and the provision for loan losses were up versus the third quarter of 2008, but they continue to be below long-term historical levels.  The Company experienced year-over-year loan growth in the consumer installment and business lending portfolios, due to organic and acquired growth.  The investment portfolio, including cash equivalents, increased as compared to both the third quarter of 2008 and June 30, 2009 due to the net liquidity created from the acquisition of Citizens in the fourth quarter of 2008 and organic deposit growth.  Average deposits increased in the third quarter of 2009 as compared to both the second quarter of 2009 and the third quarter of 2008, reflective of the Citizens acquisition and organic growth in core deposits.  External borrowings decreased from the third quarter of 2008 and remained consistent with the second quarter of 2009.

Net Income and Profitability

As shown in Table 1, net income for the third quarter of $12.5 million increased $0.7 million or 5.7% versus the third quarter of 2008.  September year-to-date net income of $32.1 million declined $1.9 million or 5.6% as compared to the first nine months of 2008.  Earnings per share for the third quarter and September year-to-date periods of $0.38 and $0.97, respectively, declined 2.6% and 13.4% versus the comparable periods of 2008.  As compared to the second quarter of 2009, net income increased $3.3 million or 36% and earnings per share increased $0.10 or 36%.

Third quarter net interest income of $41.9 million was up $4.8 million or 13% from the comparable prior year period and net interest income for the first nine months of 2009 increased $14.4 million or 13% over the first nine months of 2008.  The current quarter’s provision for loan losses increased $0.4 million as compared to the third quarter of 2008 and increased $2.9 million for the first nine months of 2009 as compared to the same period of 2008, reflective of a continued higher level of net charge-offs and the general deteriorating economic conditions.  Third quarter noninterest income, excluding securities gains and losses, was $20.8 million, up $1.4 million or 7.3% from the third quarter of 2008, while year-to-date noninterest income of $61.8 million increased $7.4 million or 14% from the prior year level.  Operating expenses of $44.1 million for the quarter and $136.0 million for the first nine months of 2009 were up $4.9 million or 12% and $21.4 million or 19%, respectively, from the comparable prior year periods.  A significant portion of the increase was attributable to the acquisitions of ABG and Citizens during the third and fourth quarters of 2008, as well as higher FDIC insurance assessments due to significant increases in premium rates and the special assessment in the second quarter of 2009, as well as an increase in pension costs.

As reflected in Table 1, the primary reasons for higher earnings in the quarter were higher noninterest income and net interest income partially offset by higher operating expenses and loan loss provision.  Earnings per share declined slightly due to the higher number of shares outstanding which was mostly driven by the equity offering in the fourth quarter of 2008.  For the nine months ended September 30, 2009, the primary reason for lower earnings were higher operating expenses and loan loss provision, partially offset by higher net interest income and noninterest income.  Net interest income for the third quarter and year-to-date period increased as compared to the comparable periods of 2008 as a result of acquired and organic loan growth and increased levels of investments including cash equivalents, partially offset by a lower net interest margin.  Excluding security gains and losses, noninterest income increased due to increased activity in the secondary mortgage banking business, growth in the Company’s employee benefits consulting and plan administration business, mostly as a result of the acquisition of ABG, as well as higher banking service fees and debit card related revenues from the acquired branches.  Higher net charge-offs and generally unfavorable economic trends were the primary reasons for the increase in loan loss provision.  Operating expenses increased for the quarter and year-to-date periods, primarily due to costs associated with the two acquisitions in the last year, as well as higher FDIC insurance assessments and higher pension costs related to the underlying asset performance in 2008.

A condensed income statement is as follows:

Table 1: Summary Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2009	2008	2009	2008
Net interest income	$41,852	$37,073	$122,552	$108,111
Provision for loan losses	2,375	1,985	7,200	4,335
Noninterest income excluding security gains/losses	20,806	19,383	61,811	54,420
Gain on sales of investment securities	7	0	7	230
Operating expenses	44,111	39,256	135,995	114,585
Income before taxes	16,179	15,215	41,175	43,841
Income taxes	3,724	3,429	9,100	9,870
Net income	$12,455	$11,786	$32,075	$33,971

Diluted earnings per share	$0.38	$0.39	$0.97	$1.12

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter of 2009 was $45.8 million, a $5.1 million increase from the same period last year.  A $554 million increase in third quarter interest-earning assets versus the prior year had a greater impact than the $438 million increase in average interest-bearing liabilities and a four-basis point decrease in the net interest margin.  As reflected in Table 3, the volume increase from interest bearing assets and the rate decrease on interest bearing liabilities had a $15.5 million favorable impact on net interest income, while the volume increase from interest bearing liabilities and rate decrease on interest bearing assets had a $10.4 million unfavorable impact on net interest income.   The lower yields on interest bearing assets had a greater unfavorable impact on net interest margin than the decrease in the cost of funding.   September YTD net interest income of $134.4 million increased $15.0 million or 13% from the year-earlier period.  A $560 million increase in interest bearing assets more than offset a $462 million increase in interest bearing liabilities and a two-basis point decrease in the net interest margin.  The increase in interest earning assets and the lower rate on interest bearing liabilities had a $47.5 million favorable impact that was partially offset by a $32.5 million unfavorable impact from the decrease in the rate on interest bearing assets and the increase in interest-bearing liability balances.

Higher third quarter and September year-to-date average loan balances were attributable to $111 million of loans acquired in the Citizens acquisition and organic growth in the business lending and consumer installment portfolios.  As compared to the second quarter of 2009, average loans declined $22.8 million primarily from continued principal amortization in the Company’s consumer mortgage and home equity portfolios, combined with its decision to sell the majority of its longer-term, lower rate mortgage originations in the quarter and year-to-date periods.  Average investments and cash equivalents for the third quarter and YTD periods were $435 million and $336 million higher than the respective periods of 2008, reflective of the net liquidity generated from the Citizens acquisition and organic deposit growth.  In comparison to the prior year, total average deposits were up $624 million or 19% for the quarter primarily as a result of the November 2008 acquisition of Citizens, which included $565 million of deposits at the date of acquisition.  On an organic basis, average interest bearing deposits for the third quarter increased $59 million from the third quarter of 2008.  Organic growth in average noninterest bearing deposits was $47 million over the third quarter of 2008.  Quarterly average borrowings decreased $67.9 million as compared to the third quarter of 2008 as a portion of the net liquidity from the branch acquisition was used to eliminate short-term borrowings.

The net interest margin of 3.78% for both the third quarter and year-to-date periods decreased four basis points and two basis points, respectively, versus the same periods in the prior year.  The decline was primarily attributable to a 69-basis point decrease in the earning asset yield for both the quarter and year-to-date periods, as compared to the prior year periods.  The decrease in the earning asset yield is due to a 123-basis point and 108-basis point decline in the investment yields for the third quarter and YTD periods, respectively and a 35-basis point and 46-basis point decline in the loan yields for the third quarter and YTD periods, respectively, as compared to the like periods of 2008.   The change in the earning-asset yield is primarily a result of variable and adjustable-rate loans repricing downward and lower rates on fixed rate new loan volume due to the decline in interest rates to levels below those prevalent in prior years, as well as the Company’s increased holdings of lower yielding cash instruments as it maintains a liquid position in anticipation of improved investment opportunities in future periods.

Partially offsetting these declines was a 68-basis point and a 69-basis point decline in the cost of funds for the quarter and year-to-date periods, respectively, as compared to the same periods of 2008.  The third quarter cost of funds decreased 68 basis points versus the prior year quarter due to a 88-basis point decrease in interest-bearing deposit rates and a seven-basis point decrease in the average interest rate paid on external borrowings.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2008 and the first nine months of 2009 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined 7.0 percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower cost checking accounts has increased.  The rate paid on long-term borrowings was impacted by the approximately 230 basis point decrease in the three-month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $25 million of the mandatorily redeemable preferred securities is based.

Tables 2a and 2b below set forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.46% in 2009 and 38.49% in 2008.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$292,545	$200	0.27%	$4,320	$24	2.18%
Taxable investment securities (1)	864,478	9,914	4.55%	766,582	9,811	5.09%
Nontaxable investment securities (1)	560,615	9,532	6.75%	511,299	8,758	6.81%
Loans (net of unearned discount)	3,082,495	46,183	5.94%	2,963,504	46,866	6.29%
Total interest-earning assets	4,800,133	65,829	5.44%	4,245,705	65,459	6.13%
Noninterest-earning assets	549,629			466,718
Total assets	$5,349,762			$4,712,423

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,873,536	2,702	0.57%	$1,348,288	2,691	0.79%
Time deposits	1,290,860	7,910	2.43%	1,310,393	12,070	3.66%
Short-term borrowings	593,385	6,415	4.29%	477,139	4,644	3.87%
Long-term borrowings	265,120	3,009	4.50%	449,292	5,336	4.72%
Total interest-bearing liabilities	4,022,901	20,036	1.98%	3,585,112	24,741	2.75%
Noninterest-bearing liabilities:
Demand deposits	708,430			590,098
Other liabilities	58,669			49,964
Shareholders' equity	559,762			487,249
Total liabilities and shareholders' equity	$5,349,762			$4,712,423

Net interest earnings		$45,793			$40,718
Net interest spread			3.46%			3.38%
Net interest margin on interest-earnings assets			3.78%			3.82%

Fully tax-equivalent adjustment		$3,941			$3,645

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$254,935	$499	0.26%	$25,983	$482	2.48%
Taxable investment securities (1)	833,708	30,445	4.88%	760,567	30,303	5.32%
Nontaxable investment securities (1)	559,417	28,489	6.81%	525,530	27,154	6.90%
Loans (net of unearned discount)	3,109,210	139,340	5.99%	2,885,267	139,375	6.45%
Total interest-earning assets	4,757,270	198,773	5.59%	4,197,347	197,314	6.28%
Noninterest-earning assets	542,579			467,623
Total assets	$5,299,849			$4,664,970

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,789,844	8,616	0.64%	$1,304,616	7,926	0.81%
Time deposits	1,367,146	27,653	2.70%	1,356,937	40,569	3.99%
Short-term borrowings	555,126	17,691	4.26%	441,347	13,321	4.03%
Long-term borrowings	304,608	10,430	4.58%	451,971	16,108	4.76%
Total interest-bearing liabilities	4,016,724	64,390	2.14%	3,554,871	77,924	2.93%
Noninterest-bearing liabilities:
Demand deposits	677,323			569,764
Other liabilities	53,753			53,851
Shareholders' equity	552,049			486,484
Total liabilities and shareholders' equity	$5,299,849			$4,664,970

Net interest earnings		$134,383			$119,390
Net interest spread			3.45%			3.35%
Net interest margin on interest-earnings assets			3.78%			3.80%

Fully tax-equivalent adjustment		$11,831			$11,279

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

Table 3: Rate/Volume

	3rd Quarter 2009 versus 3rd Quarter 2008			Nine Months Ended September 30, 2009 versus September 30, 2008
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
(000's omitted)
Interest earned on:
Cash equivalents	$215	($39)	$176	$798	($781)	$17
Taxable investment securities	1,181	(1,079)	102	2,783	(2,641)	142
Nontaxable investment securities	840	(65)	775	1,729	(395)	1,334
Loans (net of unearned discount)	1,839	(2,522)	(683)	10,413	(10,448)	(35)
Total interest-earning assets (2)	8,036	(7,666)	370	24,725	(23,267)	1,458

Interest paid on:
Interest checking, savings and money market deposits	879	(868)	11	2,555	(1,865)	690
Time deposits	(177)	(3,983)	(4,160)	303	(13,219)	(12,916)
Short-term borrowings	1,217	554	1,771	3,593	777	4,370
Long-term borrowings	(2,099)	(228)	(2,327)	(5,068)	(610)	(5,678)
Total interest-bearing liabilities (2)	2,765	(7,470)	(4,705)	9,237	(22,771)	(13,534)

Net interest earnings (2)	5,290	(215)	5,075	15,820	(828)	14,992

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of such change in each component.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of  the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by Community Bank, N.A. (“CBNA”) and First Liberty Bank and Trust); 2) employee benefit plan administration, actuarial and consulting services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors or Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Income

	Three Months Ended		Nine months Ended
	September 30,		September 30,
(000's omitted)	2009	2008	2009	2008
Deposit service fees	$10,991	$9,039	$30,247	$26,205
Benefit plan administration, consulting and actuarial fees	6,969	6,931	20,575	19,176
Wealth management services	1,951	2,234	6,251	6,721
Other banking services	669	975	1,536	1,720
Mortgage banking	226	204	3,202	598
Subtotal	20,806	19,383	61,811	54,420
Gain on sales of investment securities	7	0	7	230
Total noninterest income	$20,813	$19,383	$61,818	$54,650

Noninterest income/total income (FTE)	31.2%	32.3%	31.5%	31.3%

As displayed in Table 4, noninterest income (excluding securities gains) was $20.8 million in the third quarter and $61.8 million for the first nine months of 2009.  This represents an increase of $1.4 million or 7.3% for the quarter and $7.4 million or 14% for the YTD period in comparison to one year earlier.  A significant portion of the year-to-date growth was attributable to higher residential mortgage banking revenues, which grew by $2.6 million for the first nine months of 2009 in comparison to the year earlier period.  Mortgage banking revenues for the quarter were consistent with the prior year, as the demand for mortgage products slowed in the third quarter.  Residential mortgage banking income totaled $0.2 million and $3.2 million for the third quarter and year-to-date periods of 2009, respectively.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in mortgage banking income is an impairment charge of $0.2 million for the third quarter of 2009 and $0.3 million for the year-to-date period for the fair value of the mortgage servicing rights due primarily to an increase in the cost of servicing the loan and an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $22.7 million in the third quarter of 2009 and $165.4 million for the first nine months of 2009 as compared to $1.2 million and $2.3 million for the respective periods of 2008.    Residential mortgage loans held for sale recorded at fair value at September 30, 2009 totaled $0.5 million.  The continuation of the level of revenue experienced in the first six months of 2009 from mortgage banking will be dependent on market conditions and the trend in long-term interest rates.

General recurring banking fees of $11.7 million and $31.8 million for the third quarter and first nine months of 2009 were up $1.6 million or 16% and $3.9 million or 14%, respectively, as compared to the prior year periods, driven by organic core deposit account growth, higher electronic banking related revenues, and incremental income generated from the acquired Citizens branches.  Third quarter other banking services revenues included $0.3 million of annual dividends from pooled credit life and disability insurance programs, which were $0.4 million below the same period of 2008.  Benefit plan administration, consulting and actuarial fees were consistent for the quarter and increased $1.4 million for the nine months ended September 30, 2009 as compared to the prior year periods which was driven by the acquisition of ABG in mid July 2008, partially offset by a decrease in asset-based fees due to the overall decline in the financial market valuations over the last year.  Wealth management services revenue decreased $0.3 million or 13% for the third quarter and $0.5 million or 7.0 % for the first nine months in comparison to the prior year, primarily attributable to the adverse conditions prevalent throughout the financial markets and weakened demand for some of the Company’s higher margin products.

The ratio of noninterest income to total income (FTE basis) was 31.2% for the quarter and 31.5% for the year-to-date period versus 32.3% and 31.3% for the comparable periods in 2008.  The improvement for the year-to-date period is a function of increased noninterest income, primarily mortgage banking and acquisition related, combined with proportionally smaller increases in net interest income, mostly due to net interest margin contraction. The third quarter year-over-year decline in the pooled insurance dividend and wealth management income caused the noninterest income to total income ratio to fall.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended		Nine months Ended
	September 30,		September 30,
(000's omitted)	2009	2008	2009	2008
Salaries and employee benefits	$23,166	$21,130	$69,282	$61,288
Occupancy and equipment	5,533	5,305	17,448	16,067
Data processing and communications	5,328	4,284	15,349	12,369
Amortization of intangible assets	2,026	1,727	6,234	4,903
Legal and professional fees	1,367	1,095	3,969	3,295
Office supplies and postage	1,245	1,260	4,092	3,775
Business development and marketing	1,469	1,174	4,818	4,003
FDIC insurance premiums	1,670	665	7,066	1,051
Other	2,307	2,616	7,737	7,834
Total operating expenses	$44,111	$39,256	$135,995	$114,585

Operating expenses/average assets	3.27%	3.31%	3.36%	3.28%
Efficiency ratio	63.2%	62.4%	64.7%	63.1%

As shown in Table 5, third quarter 2009 operating expenses were $44.1 million, up $4.9 million or 12% from the prior year level.  Year-to-date operating expenses of $136.0 million rose $21.4 million or 19% compared to the same period in 2008.  A significant portion of the increase for the year-to-date period was attributable to incremental operating expenses related to the ABG and Citizens acquisitions.  For the quarter, a significant portion of the increase can be attributable to the Citizens acquisition.  Additionally, the increase in operating expenses was due to an increased level of FDIC-insurance assessments  ($1.0 million for the quarter, $6.0 million YTD), higher retirement costs primarily related to the underlying asset performance in 2008 ($0.6 million for the quarter, $2.3 million YTD), higher volume-based data processing and communication costs ($1.0 million for the quarter, $3.0 million YTD), and increased amortization of intangibles related to the two acquisitions completed in the last year  ($0.3 million for the quarter, $1.3 million YTD).  During 2007 and the first half of 2008, FDIC premiums were principally met through the application of a credit balance created in prior years.  This credit balance was depleted in the second quarter of 2008 and resulted in higher FDIC premiums in subsequent quarters.  Additionally, the FDIC’s reserve fund has declined over the past year due to costs associated with recent bank failures and is expected to continue to decline in the future.  In late 2008, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2009 (on May 20, 2009 this was extended until December 31, 2013).  These actions have resulted in significant increases in the FDIC assessment rates (240% above the first quarter of 2008) that are expected to remain at similar levels during the remainder of 2009.  The Company is also participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited coverage for transaction deposit accounts and for which a supplemental 10-basis point premium is assessed.  In the second quarter of 2009, the FDIC assessed an emergency special assessment equal to five basis points on a bank’s assets less Tier 1 capital.  This amounted to $2.5 million of additional premiums recognized in June 2009.  The final rule also permits the FDIC to levy additional five-basis point special assessments if needed in the third and fourth quarters of 2009.  No additional assessments were levied in the third quarter.  Several expense category increases continue to be impacted by the Company’s investment in strategic technology and business development initiatives to grow and enhance its service offerings.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition expenses and the special FDIC assessment divided by the sum of net interest income (FTE) and recurring noninterest income) was 63.2% for the third quarter, 0.8 percentage points above the comparable quarter of 2008.  This resulted from operating expenses (as described above) increasing 12.3% primarily due to the acquisitions in the last year and the increased levels of FDIC premium and pension related expense, while recurring operating income increased at a slower rate of 10.8% due to a $5.1 million or 12.5% increase in net interest income and $1.4 million or 7.4% increase in noninterest income excluding security gains year over year.  The efficiency ratio of 64.7% for the first nine months of 2009 was up 1.6 percentage points from a year earlier due to core operating expenses increasing 15.7% while recurring operating income increased at a slower rate of 12.9%.  Operating expenses, excluding acquisition expenses and the special $2.5 million FDIC assessment, as a percentage of average assets decreased four basis points for the quarter and increased eight basis points for the year-to-date period, as operating expenses increased 13% and 16%, respectively, while average assets increased 14%, during the same time periods.  The increased level of FDIC premiums and pension related costs, which do not enhance revenue growth, impacted both ratios.

Income Taxes

The third quarter effective income tax rate was 23.0%, compared to the 22.5% effective tax rate in the third quarter of 2008.  The higher effective tax rate for 2009 was principally a result of a higher proportion of income being generated from fully taxable sources.  The year-to-date effective tax rate was 22.1% as compared to the 22.5% for the first nine months of 2008.  The lower effective tax rate for the year-to-date period was principally a result of a higher proportion of pre-tax income being generated from tax-exempt securities and loans.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.50 billion at the end of the third quarter, an increase of $102.8 million from December 31, 2008 and an increase of $214.1 million from September 30, 2008, respectively.  The book value (excluding unrealized gains) of investments increased $93.0 million from December 31, 2008 and $169.0 million from September 30, 2008, respectively.  During the fourth quarter of 2008 and continuing into the first nine months of 2009, the Company invested a portion of the net liquidity received in the Citizens acquisition into mortgage-backed securities.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of mortgage-backed securities and a decrease in the proportion of U.S. Treasury and agency securities and small decreases in all other security categories.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At September 30, 2009, the portfolio had a $29.8 million net unrealized gain, an increase of $9.8 million from the unrealized gain at December 31, 2008 and an increase of $45.0 million from the unrealized loss at September 30, 2008.  This fluctuation is indicative of the liquidity risk associated with the pooled trust preferred securities, interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Table 6: Investments

	September 30, 2009		December 31, 2008		September 30, 2008
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$70,315	$72,990	$61,910	$64,268	$86,947	$85,829
Government guaranteed mortgage-backed securities	143,000	145,497	0	0	0	0
Obligations of state and political subdivisions	69,910	73,589	15,784	16,004	11,608	11,637
Other securities	80	80	100	100	101	101
Total held-to-maturity portfolio	283,305	292,156	77,794	80,372	98,656	97,567

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	312,429	337,524	382,301	411,783	318,834	322,299
Obligations of state and political subdivisions	499,050	520,804	538,008	547,939	508,608	514,109
Corporate debt securities	35,569	37,280	35,596	35,152	35,605	34,376
Collateralized mortgage obligations	11,214	11,762	25,464	25,700	27,599	27,729
Pooled trust preferred securities	71,377	45,420	72,535	49,865	72,766	50,325
Government guaranteed mortgage-backed securities	199,974	206,637	188,560	192,054	177,668	177,007
Subtotal	1,129,613	1,159,427	1,242,464	1,262,493	1,141,080	1,125,845
Equity securities	55,100	55,094	54,724	54,724	59,275	59,275
Total available-for-sale portfolio	1,184,713	1,214,521	1,297,188	1,317,217	1,200,355	1,185,120

Net unrealized gain on available-for-sale portfolio	29,808	0	20,029	0	(15,235)	0
Total	$1,497,826	$1,506,677	$1,395,011	$1,397,589	$1,283,776	$1,282,687

Included in the available-for-sale portfolio, as detailed in Table 6, are pooled trust preferred, class A-1 securities with a current par value of $73.1 million and unrealized losses of $26.0 million at September 30, 2009.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 38% - 43% of the underlying collateral would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.  The market for these securities at September 30, 2009 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The fair value of these securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions may have a significant effect on the reported fair values.

The use of different assumptions, as well as changes in market conditions, could result in materially different fair values.  The Company does not intend to sell the underlying security and it is not more likely than not that the Company will be required to sell the debt security prior to recovery.  The Company does not consider these investments to be other-than temporarily impaired as of September 30, 2009.  In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  These securities represent less than 1% of the Company’s average earning assets for the quarter ending September 30, 2009 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change those evaluations.

Table 7: Pooled Trust Preferred Securities as of September 30, 2009

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 9/30/09	$23,141	$23,728	$24,508
Fair value at 9/30/09	14,483	14,640	16,297
Unrealized loss at 9/30/09	$8,658	$9,088	$8,211
Rating (Moody’s/Fitch/S&P)	(A1/A/BB)	(A3/AA/BBB-)	(A3/A/BBB-)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	20.0%	20.0%	13.3%
Excess subordination	34.1%	35.8%	40.3%

Loans

As shown in Table 8, loans ended the third quarter at $3.09 billion, down $49.0 million (1.6%) from year-end 2008 and up $83.1 million (2.8%) versus one year earlier.  The Citizens branches added approximately $111 million of loans to the portfolio in November 2008.  Excluding the impact of the Citizens acquisition, loans decreased $27.7 million or 0.9% from the third quarter of 2008 with organic growth in the business lending portfolios and a decrease in the consumer mortgage and consumer installment portfolios.  During the third quarter of 2009 loans declined slightly, comprised of a reduction in the business lending portfolio ($10.0 million), partially offset by an increases in the consumer installment portfolio ($3.0 million) and consumer mortgage portfolio ($2.5 million), despite the sale of $22.7 million of mortgage loans in the secondary market during the third quarter.

Table 8: Loans

(000's omitted)	September 30, 2009		December 31, 2008		September 30, 2008
Business lending	$1,068,456	34.6%	$1,058,846	33.8%	$1,028,400	34.2%
Consumer mortgage	1,017,153	32.9%	1,062,943	33.9%	1,039,530	34.6%
Consumer installment	1,001,484	32.5%	1,014,351	32.3%	936,100	31.2%
Total loans	$3,087,093	100.0%	$3,136,140	100.0%	$3,004,030	100.0%

Business lending increased $9.6 million in the first nine months of 2009 and increased $40.1 million versus one year ago.  Excluding the impact of the Citizens acquisition, business lending increased $13.9 million over the last year.  The intensity of competition the Company faces in certain of its markets has eased somewhat due to a portion of the banks reducing their lending participation due to the liquidity and capital restraints they may be facing.  Demand levels have declined in the current economic environment.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key line of business.

Consumer mortgages decreased $22.4 million year-over-year and $45.8 million in the first nine months of 2009.  Excluding the impact of the Citizens acquisition, consumer mortgages decreased $35.4 million over the past twelve months.  During the third quarter and first nine months of 2009, the Company originated $23.2 million and $165.9 million, respectively of residential mortgages for sale to others, principally Fannie Mae.  Longer-term fixed rate residential mortgages sold to investors totaled $22.7 million in the third quarter of 2009 and $165.4 million in the first nine months of 2009.  Consumer mortgage volume has been strong over the last few quarters due to a decline in long-term interest rates and comparatively stable valuations in its primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, including borrowings originated in automobile, marine and recreational vehicle dealerships, as well as branch originated home equity and installment loans, decreased $12.9 million in the first nine months of 2009 and increased $65.4 million on a year-over-year basis.  Excluding the impact of the Citizens acquisition, consumer installment lending decreased $6.3 million for the year-over-year period.  The origination and utilization of consumer installment and home equity loans has faced somewhat softer demand in recent months due to lower consumer spending and deleveraging activities in response to weaker economic conditions.  Declines in manufacturer production and industry sale projections indicate continued weakness in the new vehicle market which has created a demand in late model used and program car inventories, segments in which the Company is an active participant.  Past business development efforts have created opportunities to strategically expand the Company’s share of the market, helping drive productive growth in this portfolio.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous indirect portfolio, while continuing to pursue its long-term steady approach to expanding its dealer network.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2009 and 2008 and December 31, 2008.

Table 9: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2009	2008	2008
Nonaccrual loans
Business lending	$6,908	$6,730	$5,571
Consumer installment	829	892	829
Consumer mortgage	4,429	3,500	3,063
Total nonaccrual loans	12,166	11,122	9,463
Accruing loans 90+ days delinquent
Business lending	3,969	71	491
Consumer installment	21	90	63
Consumer mortgage	670	392	464
Total accruing loans 90+ days delinquent	4,660	553	1,018
Restructured loans
Business lending	914	1,004	1,033
Nonperforming loans
Business lending	11,791	7,805	7,095
Consumer installment	850	982	892
Consumer mortgage	5,099	3,892	3,527
Total nonperforming loans	17,740	12,679	11,514

Other real estate (OREO)	1,309	1,059	837
Total nonperforming assets	$19,049	$13,738	$12,351

Allowance for loan losses to total loans	1.33%	1.26%	1.25%
Allowance for loan losses to nonperforming loans	232%	312%	325%
Nonperforming loans to total loans	0.57%	0.40%	0.38%
Nonperforming assets to total loans and other real estate	0.62%	0.44%	0.41%
Delinquent loans (30 days old to nonaccruing) to total loans	1.51%	1.43%	1.26%
Net charge-offs (annualized) to quarterly average loans outstanding	0.21%	0.30%	0.23%
Loan loss provision to net charge-offs (quarterly)	145%	100%	117%

As displayed in Table 9, nonperforming assets at September 30, 2009 were $19.0 million, a $5.3 million increase versus the level at the end of 2008 and an increase of $6.7 million as compared to the very favorable level one year earlier.  Other real estate owned (“OREO”) increased $0.5 million from one-year ago and increased $0.3 million from year-end 2008, a result of the Company managing 17 OREO properties at September 30, 2009 as compared to 15 OREO properties at September 30, 2008.  No single property has a carrying value in excess of $300,000.  Nonperforming loans were 0.57% of total loans outstanding at the end of the third quarter, 17 and 19 basis points higher than the levels at December 31, 2008 and September 30, 2008, respectively.  The increase in nonperforming loans includes one commercial relationship of $3.3 million which was more than 90 days past due at September 30, 2009.

Approximately 25% of the increase from September 2008 to September 2009 in nonperforming loans is related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area are not experiencing the significant declines in values that other parts of the country have encountered.  However, the economic slowdown, increased unemployment levels and the resulting pressure on consumers and businesses alike have resulted in higher nonperforming levels.  The remaining 75% of the increase in nonperforming loans from September 2008 to September 2009 is related to the business lending portfolio which is comprised of business loans broadly diversified by industry type.  With the economic downturn, certain business’ financial performance and position have deteriorated and consequently the level of non-accrual loans has risen.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 232% at the end of the third quarter compared, to 312% at year-end 2008 and 325% at September 30, 2008, reflective of the higher level of nonperforming loans.

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

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.51% at the end of the third quarter, eight basis points above the 1.43% at year-end 2008 and 25 basis points higher than the very favorable level of 1.26% at September 30, 2008.  The commercial loan and real estate delinquency ratios at the end of the third quarter increased in comparison to both December 31, 2008 and September 30, 2008.  The delinquency rate for installment loans decreased as compared to the December 31, 2008 and increased slightly as compared to September 30, 2008.  The Company’s success at keeping the non-performing and delinquency ratios at favorable levels despite deteriorating economic conditions was the result of its continued focus on maintaining strict underwriting standards, as well as effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$40,330	$37,128	$39,575	$36,427
Charge-offs:
Business lending	503	761	2,445	1,444
Consumer mortgage	94	46	378	160
Consumer installment	1,951	1,744	5,653	4,397
Total charge-offs	2,548	2,551	8,476	6,001
Recoveries:
Business lending	101	59	259	400
Consumer mortgage	22	101	28	156
Consumer installment	792	691	2,486	2,096
Total recoveries	915	851	2,773	2,652

Net charge-offs	1,633	1,700	5,703	3,349
Provision for loans losses	2,375	1,985	7,200	4,335
Allowance for loan losses at end of period	$41,072	$37,413	$41,072	$37,413

Net charge-offs to average loans outstanding:
Business lending	0.15%	0.27%	0.27%	0.14%
Consumer mortgage	0.03%	-0.02%	0.05%	0.00%
Consumer installment	0.46%	0.46%	0.42%	0.35%
Total loans	0.21%	0.23%	0.25%	0.16%

As displayed in Table 10, net charge-offs during the first nine months of 2009 were $5.7 million, $2.4 million higher than the equivalent 2008 period.  For the third quarter, net charge-offs were slightly lower than the third quarter of 2008.   For the year-to-date period, all portfolios, business lending, consumer mortgage and consumer installment have experienced increases in the level of charge-offs as compared to the historical low levels experienced in 2008.  During the third quarter of 2009, business lending charge-offs were lower than the comparable 2008 period.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter was 0.21%, two basis points lower than the comparable quarter of 2008.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.  The year-to-date net charge-off ratio of 0.25% compares to 0.16% for the year earlier period.

The consumer mortgage portfolio experienced a net charge-off ratio of 0.03% for the quarter, versus a net recovery of 0.02% in the previous year.  The business lending net charge-off ratios for the third quarter of 0.15% declined 12 basis points versus the prior year level.  The consumer installment charge-off ratio for the third quarter remained consistent with the third quarter of 2008.  As compared to the second quarter of 2009, the business lending and the consumer mortgage charge-off ratios improved by 13 basis points and five basis points, respectively, while the consumer installment portfolio charge-off ratio was higher by 15 basis points.   For the nine months ended September 30, 2009, the net charge off ratio increased for all three portfolios in comparison to the same period last year.

For the quarter ended September 30, 2009, a $2.4 million loan loss provision was recorded compared to $2.0 million for the third quarter of 2008.  The third quarter 2009 loan loss provision was $0.7 million higher than the level of net charge-offs, due mostly to higher levels of nonperforming loans and greater qualitative risk factors attributable to the portfolio due to deteriorating economic conditions.  The allowance for loan losses of $41.1 million as of September 30, 2009 rose $3.7 million or 9.8% over the last 12 months, which exceeds the 2.8% growth in the loan portfolio.  Contributing to the changes was the deteriorating charge-off, nonperforming and delinquency trends experienced over the last twelve months.  The ratio of allowance for loan loss to loans outstanding increased seven basis points to 1.33% for the third quarter-end, as compared to the level at December 31, 2008 and increased eight basis points from the level at September 30, 2008.  The increase was also slightly impacted by the decreased proportion of low-risk consumer mortgage loans in the overall loan portfolio, a result of the recent selling of new mortgage originations and organic and acquired growth in other loan portfolios.

Deposits

As shown in Table 11, average deposits of $3.9 billion in the third quarter were up $624.0 million compared to third quarter 2008 and $343.6 million versus the fourth quarter of last year.  Excluding the impact of the Citizens acquisition, average deposits increased $59.4 million as compared to the third quarter of the prior year.  The mix of average deposits changed since the third quarter of 2008.  The weightings of non-time (interest checking, non-interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and reducing higher cost time deposit balances, as well as the deposit profile of the acquired Citizens branches.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 2.21% in the third quarter of 2008 to 1.33% in the most recent quarter.  The Company continues to focus heavily on growing its core (non-time) deposits through enhanced marketing and training programs and new product offerings introduced over the last few years.

Average third quarter non-public fund deposits were up $313 million or 9.6% versus the fourth quarter of 2008 and $538 million or 18% compared to the year earlier period.  Average public funds have increased $31 million or 12% from the fourth quarter of 2008 and $86 million or 40% from the third quarter of 2008.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2009	2008	2008
Demand deposits	$708,430	$615,540	$590,098
Interest checking deposits	654,788	571,540	501,223
Savings deposits	487,738	463,797	457,742
Money market deposits	731,010	508,119	389,323
Time deposits	1,290,860	1,370,215	1,310,393
Total deposits	$3,872,826	$3,529,211	$3,248,779

Non-public fund deposits	$3,573,723	$3,261,115	$3,035,463
Public fund deposits	299,103	268,096	213,316
Total deposits	$3,872,826	$3,529,211	$3,248,779

Borrowings

At the end of the third quarter, borrowings of $858.4 million decreased $4.1 million from December 31, 2008 and $145.2 million versus the end of the third quarter of 2008 as a portion of the net funding provided by the Citizens acquisition was used to eliminate short-term obligations.  The cost of funds on total borrowings in the third quarter of 4.36% was seven basis points below that of the year earlier period.  This decline was mostly attributable to lower rates paid on the variable rate portion of trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity of $565.9 million at the end of the third quarter increased $21.2 million from the balance at December 31, 2008.  This change consisted of net income of $32.1 million, $1.1 million from shares issued under the employee stock plan, $1.5 million from employee stock options earned and an $8.1 million increase in other comprehensive income, partially offset by dividends declared of $21.6 million   The change in other comprehensive loss was comprised of a $6.3 million increase in the after-tax market value adjustment on the available for sale investment portfolio, a positive $1.1 million adjustment to the funded status of the Company’s retirement plans, and a $0.7 million increase in the after-tax market value adjustment on the interest rate swap.  Over the past 12 months, total shareholders’ equity increased by $82.8 million, as net income and positive contributions from a common stock offering, shares issued under the employee stock option plan, and a higher market value adjustment on investments, more than offset dividends declared, and the change in the funded status of the Company’s defined benefit pension and other postretirement plans.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.27% at the end of the third quarter, up five basis points from year-end 2008 and 46 basis points lower than its level one year ago.  The increase in the Tier I leverage ratio compared to December 31, 2008 is the result of the shareholders’ equity excluding intangibles and other comprehensive income items increasing at a slightly faster pace than average assets excluding intangibles.  Tier I decreased as compared to the prior’s year third quarter due to intangibles from acquisitions having a greater impact than capital creating activities, as average assets excluding intangibles and the market value adjustment increased 12.7% while shareholders’ equity, excluding intangibles and the market value adjustment, increased at a lesser 5.9% rate.  The tangible equity-to-assets ratio of 5.15% increased 41 basis points from December 31, 2008 and decreased 16 basis points versus September 30, 2008.  The decline from the year earlier period was primarily due to the intangible and total assets added as a result of the acquisition of ABG and Citizens, having a proportionally greater impact on the ratio than the common equity offering and other capital generating sources discussed above.  The increase in the tangible equity ratio from the prior year-end was mostly attributable to an increase in investment market value and higher retained earnings.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2009 was 67.4%, up from 56.3% for the first nine months of 2008.  The ratio increased because net income declined 5.6% while dividends declared increased 13.0%.  The Company’s quarterly dividend increased because there were 2.6 million more shares outstanding primarily due to the common stock offering in the fourth quarter of 2008.  Additionally, the quarterly dividend was raised 4.8% in August 2008, from $0.21 to $0.22.

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

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of September 30, 2009, this ratio was 16.4% for 30 days and 16.4% for 90 days, excluding the Company's capacity to borrow additional funds from the FHLB.

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

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company’s Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Committee (“ALCO”) which meets each month and is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enable it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using September 30, 2009 as a starting point.

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

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model

Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2009
+200 basis points	5,628,000
0 basis points (normalized yield curve)	(4,094,000)

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

Item 4.       Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2009.

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

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2008 Form 10-K for the fiscal year ended December 31, 2008 (filed with the SEC on March 13, 2009).  In addition, given the current market and industry conditions, we cannot predict the effect on our operations of recent legislative and regulatory initiatives that have been enacted or proposed in response to the financial crisis.

The federal government has adopted the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”).  With authority granted under these laws, the U.S. Treasury Department has proposed a financial stability plan that is intended to enhance bank capital levels; temporarily increase the limits on federal deposit insurance; and to offer various forms of economic stimulus, including assistance for homeowners to restructure and lower mortgage payments on qualifying loans.

In addition to the EESA and ARRA, there is the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, increasing costs, limiting the types of financial services and products we may offer including restrictions on associated fee revenue, such as overdraft fees and interchange fees, and otherwise adversely impact our financial performance.  Among other things legislation is pending in Congress to create a new consumer protection agency and authorize greater supervisory powers for the Federal Reserve Board.  We cannot predict the full impact on our operations and financial condition of the various legislative and regulatory reform initiatives.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

a)   Not applicable.

b)   Not applicable.

c)
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  The following table shows treasury stock purchases during the third quarter of 2009.

	Number of	Average Price	Total Number of Shares	Maximum Number of Shares
	Shares	Paid	Purchased as Part of Publicly	That May Yet Be Purchased
	Purchased	Per share	Announced Plans or Programs	Under the Plans or Programs
July 2009	0	$0	0	1,000,000
August 2009	0	0	0	1,000,000
September 2009	0	0	0	1,000,000
Total	0	$0	0

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the quarter ending September 30, 2009.

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

Community Bank System, Inc.

Date: November 5, 2009	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: November 5, 2009	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief Financial Officer