Form 10-K
period 2009-12-31
COMMUNITY BANK SYSTEM INC
filed 2010-03-11
CIK 723188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
   ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____ .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ☐  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☐     Accelerated filer   ☒     Non-accelerated filer    ☐  Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐.  No   ☒  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $462,629,396 .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
33,028,016 shares of Common Stock, $1.00 par value, were outstanding on February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE.

             Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on April 28, 2010 (the “Proxy Statement”) is incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I			Page

Item	1.	Business___________________________________________________________________________________	3
Item	1A.	Risk Factors________________________________________________________________________________	8
Item	1B.	Unresolved Staff Comments_____________________________________________________________________	11
Item	2.	Properties__________________________________________________________________________________	11
Item	3.	Legal Proceedings____________________________________________________________________________	11
Item	4.	[ Reserved ]_________________________________________________________________________________	11
Item	4A.	Executive Officers of the Registrant_______________________________________________________________	12

PART II

Item	5.	Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities____	12
Item	6.	Selected Financial Data________________________________________________________________________	15
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations______________________	16
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk_____________________________________________	42
Item	8.	Financial Statements and Supplementary Data:
		Consolidated Statements of Condition___________________________________________________________	45
		Consolidated Statements of Income_____________________________________________________________	46
		Consolidated Statements of Changes in Shareholders' Equity__________________________________________	47
		Consolidated Statements of Comprehensive Income________________________________________________	48
		Consolidated Statements of Cash Flows_________________________________________________________	49
		Notes to Consolidated Financial Statements______________________________________________________	50
		Report on Internal Control over Financial Reporting_________________________________________________	81
		Report of Independent Registered Public Accounting Firm___________________________________________	82
		Two Year Selected Quarterly Data________________________________________________________________	83

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure_____________________	83
Item	9A.	Controls and Procedures_______________________________________________________________________	83
Item	9B.	Other Information____________________________________________________________________________	84

PART III

Item	10.	Directors, and Executive Officers and Corporate Governance____________________________________________	84
Item	11.	Executive Compensation_______________________________________________________________________	84
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters______________	84
Item	13.	Certain Relationships and Related Transactions, and Directors Independence_______________________________	84
Item	14.	Principal Accounting Fees and Services____________________________________________________________	84

PART IV

Item	15.	Exhibits, Financial Statement Schedules____________________________________________________________	85
Signatures		__________________________________________________________________________________________	88

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

Item 1. Business

Community Bank System, Inc. ("the Company") was incorporated on April 15, 1983, under the Delaware General Corporation Law.  Its principal office is located at 5790 Widewaters Parkway, DeWitt, New York 13214.  The Company is a single bank holding company which wholly-owns five subsidiaries: Community Bank, N.A. (“the Bank” or “CBNA”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Company, Inc. (“FJRC”) and Town & Country Agency LLC (“T&C”).  BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC (“BPA”), a provider of defined contribution plan administration services; Harbridge Consulting Group LLC (“Harbridge”), a provider of actuarial and benefit consulting services; and Hand Benefits & Trust Company (“HB&T”), a provider of Collective Investment Fund administration and institutional trust services.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines.

The Company maintains websites at communitybankna.com and firstlibertybank.com.  Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company’s website free of charge as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  The information on the website is not part of this filing.  Copies of all documents filed with the SEC can also be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov.

The Bank’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The Bank operates 147 customer facilities throughout 28 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”) and CBNA Insurance Agency, Inc. (“CBNA Insurance”).  CISI provides broker-dealer and investment advisory services.  TMC provides cash management, investment, and treasury services to the Bank.  PFC primarily acts as an investor in residential real estate loans.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  FLSC provides banking-related services to the Pennsylvania branches of the Bank. Brilie is an inactive company.  CBNA Insurance is a full-service insurance agency offering primarily property and casualty products.

 Acquisition History (2005-2009)

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

Alliance Benefit Group MidAtlantic
On July 7, 2008, Benefit Plans Administrative Services, Inc. (“BPAS”), a wholly owned subsidiary of the Company, acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (“ABG”) from BenefitStreet, Inc. in an all cash transaction.  ABG was a provider of retirement plan consulting, daily valuation administration, actuarial and ancillary support services.

Hand Benefits & Trust, Inc.
On May 18, 2007, BPAS, a whollyowned subsidiary of the Company, acquired Hand Benefits & Trust, Inc. (“HB&T”) in an all cash transaction.  HB&T was a Houston, Texas based provider of employee benefit plan administration and trust services.

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

				Number of
							Towns Where
		Deposits as of					Company
		6/30/2009	Market			Towns/	Has 1st or 2nd
County	State	(000's omitted)	Share(1)	Facilities	ATM's	Cities	Market Position
Franklin	NY	$253,090	54.3%	10	7	7	7
Hamilton	NY	34,031	52.6%	2	0	2	2
Allegany	NY	196,769	48.6%	9	8	8	8
Lewis	NY	106,776	41.8%	4	3	3	3
Seneca	NY	159,368	39.8%	4	3	4	3
Cattaraugus	NY	293,443	36.0%	10	8	7	6
St. Lawrence	NY	361,109	30.8%	15	7	11	10
Yates	NY	70,491	26.9%	2	2	1	0
Wyoming	PA	87,635	25.7%	4	3	4	3
Essex	NY	117,396	23.9%	5	4	5	5
Steuben	NY	173,948	21.9%	8	7	7	4
Clinton	NY	239,041	19.6%	5	10	2	2
Chautauqua	NY	232,318	15.8%	12	11	10	7
Jefferson	NY	184,626	12.7%	5	5	4	2
Schuyler	NY	19,746	12.6%	1	1	1	0
Livingston	NY	80,804	11.8%	3	4	3	3
Ontario	NY	149,753	9.3%	7	12	6	4
Lackawanna	PA	421,800	9.1%	12	12	8	4
Chemung	NY	90,175	7.7%	2	2	1	0
Tioga	NY	30,782	7.3%	2	2	2	1
Wayne	NY	57,731	7.2%	2	4	2	1
Herkimer	NY	34,521	5.9%	1	1	1	1
Susquehanna	PA	25,682	4.1%	2	0	2	2
Luzerne	PA	224,388	3.9%	6	7	6	3
Cayuga	NY	34,990	3.9%	2	2	2	1
Washington	NY	22,290	3.8%	1	0	1	1
Oswego	NY	44,589	3.5%	2	2	2	2
Warren	NY	35,959	2.7%	1	1	1	1
		3,783,251	11.8%	139	128	113	86

Bradford	PA	21,357	2.4%	2	2	2	1
Oneida	NY	56,309	1.8%	2	1	1	1
Tompkins	NY	8,055	0.5%	1	0	1	0
Onondaga	NY	13,521	0.2%	1	2	1	0
Erie	NY	39,496	0.1%	2	2	2	1
		$3,921,989	4.9%	147	135	120	89

(1) Deposit market share data as of June 30, 2009 the most recent information available. Source:  SNL Financial LLC

Employees

As of December 31, 2009, the Company employed 1,595 full-time equivalent employees.  The Company offers a variety of employment benefits and considers its relationship with its employees to be good.

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

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the Federal Reserve System, have a strong impact on the income derived from loans and securities, and interest paid on deposits and borrowings.  While the Company and the Bank strive to model various interest rate changes and adjust their strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond their control.

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

Insurance of Deposit Accounts

The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC.  Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits.  On December 22, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points for the first quarter of 2009.  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, payable on September 30, 2009.  The Company’s special assessment amounted to $2.5 million.

In the fourth quarter of 2009, the FDIC adopted a rule that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009.  For purposes of calculating the amount to prepay, the FDIC required that institutions use their total base assessment rate in effect on September 30, 2009 and increase that assessment base quarterly at a 5 percent annual growth rate through the end of 2012.  The FDIC also increased annual assessment rates uniformly by three basis points beginning in 2011.  The Company’s prepayment for 2010, 2011 and 2012 amounted to $21.4 million.

Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act,  the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parities unless the institution discloses to the customer that such information may be provided and the customer is given the opportunity to opt out of such disclosure.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) imposes obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.  In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.  The Company has approved policies and procedures that are designed to be compliant with the USA Patriot Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting reforms for companies that have securities registered under the Securities Exchange Act of 1934 as amended.  In particular, the Sarbanes-Oxley Act established, among other things: (i) new requirements for audit and other key Board of Directors committees involving independence, expertise levels, and specified responsibilities; (ii) additional responsibilities regarding the oversight of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the creation of an independent accounting oversight board for the accounting industry; (iv) new standards for auditors and the regulation of audits, including independence provisions which restrict non-audit services that accountants may provide to their audit clients; (v) increased disclosure and reporting obligations for the reporting company and its directors and executive officers including accelerated reporting of company stock transactions; (vi) a prohibition of personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulator requirements; and (vii) a range of new and increased civil and criminal penalties for fraud and other violation of the securities laws.

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

Changes in interest rates affect our profitability, assets and liabilities
The Company’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and borrowings.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and polices of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (2) the fair value of our financial assets and liabilities and (3) the average duration of our mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposit and other borrowings.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the result of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the financial condition and results of operations.

Current levels of market volatility are unprecedented
The capital, credit and financial markets have experienced significant volatility and disruption for the last two years.  These conditions have had significant adverse effects on our national and local economies, including declining real estate values, a widespread tightening of the availability of credit, illiquidity in certain securities markets, increasing loan delinquencies, declining consumer confidence and spending, and a reduction of manufacturing and service business activity.  These conditions have also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of stocks of financial institutions.  Management does not expect these difficult market conditions to improve over the short term, and a continuation or worsening of these conditions could exacerbate their adverse effects.

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

The Company may be adversely affected by changes in banking laws, regulations and regulatory practices
The Company and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations.  The bank holding company is subject to regulation by the FRB and the bank subsidiary is subject to regulation by the OCC.  These regulations affect deposit and lending practices, capital levels and structure, investment practices, dividend policy and growth.  In addition, the non-bank subsidiaries are engaged in providing investment management and insurance brokerage service, which industries are also heavily regulated on both a state and federal level.  Changes to the regulatory laws governing these businesses could affect the Company’s ability to deliver or expand its services and adversely impact its operations and financial condition.

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

FDIC deposit insurance premiums have increased and may increase further in the future
The FDIC’s reserve fund has declined over the past year due to costs associated with bank failures and is expected to continue to decline in the future.  In addition, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2013.  These increases have increased the aggregate amount of deposits that the FDIC insures and thus have exposed the FDIC deposit insurance fund to potentially greater losses.  The FDIC has adopted a plan to restore the reserve fund to the required level by increasing the deposit insurance assessment rates that it currently charges to insured depository institutions.  Any increase will have an adverse impact on the Company’s results of operations in 2010 and in future years, and if the FDIC is required to increase its deposit insurance assessment rate beyond the levels currently contemplated, the adverse impact will be greater.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services
Economic downturns could affect the volume of income from and demand for fee-based services.  Revenue from the wealth management and benefit plan administration businesses depend in large part on the level of assets under management and administration.  Market volatility that leads customers to liquidate investment, as well as lower asset values can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

Mortgage banking income may experience significant volatility
Mortgage banking income is highly influenced by the level and direction of mortgage interest rates, and real estate and refinancing activity.  In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase.  This has the effect of increasing fee income, but could adversely impact the estimated fair value of our mortgage servicing rights as the rate of loan prepayments increase.  In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower.  This has the effect of decreasing fee income.

The Company depends on dividends from its banking subsidiary for cash revenues, but those dividends are subject to restrictions
The ability of the company to satisfy its obligations and pay cash dividends to its shareholders is primarily dependent on the earnings of and dividends from the subsidiary bank.  However, payment of dividends by the bank subsidiary is limited by dividend restrictions and capital requirements imposed by bank regulations.   As of December 31, 2009, the Bank had the capacity to pay up to $5.3 million in dividends to the Company without regulatory approval.  The ability to pay dividends is also subject to the continued payment of interest that the Company owes on its subordinated junior debentures.  As of December 31, 2009 the Company had $102 million of subordinated junior debentures outstanding.  The Company has the right to defer payment of interest on the subordinated junior debentures for a period not exceeding 20 quarters although the Company has not done so to date.  If the Company defers interest payments on the subordinated junior debentures, it will be prohibited, subject to certain exceptions, from paying cash dividends on the common stock until all deferred interest has been paid and interest payments on the subordinated junior debentures resumes.

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

During 2009 rating agencies imposed a number of downgrades and credit watches on certain securities in the Company’s investment securities portfolio, which contributed to the decline in fair value of such securities.  Any further downgrades and credit watches may contribute to additional declines in the fair value of these securities.  In addition, the measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement.  Market volatility makes measurement of the fair value even more difficult and subjective.  To the extent that any portion of the unrealized losses in the investment portfolio is determined to be other than temporary, and the loss is related to credit factors, the Company could be required to recognize a charge to earnings in the quarter during which such determination is made.

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

The Company may be adversely affected by the soundness of other financial institutions
The Company owns common stock of Federal Home Loan Bank of New York (“FHLBNY”) in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLBNY advance program.  The carrying value of the Company’s FHLBNY common stock was $38.4 million as of December 31, 2009.  There are 12 branches of the FHLB, including New York.  Several members have warned that they have either breached risk-based capital requirement or that they are close to breaching those requirements.  To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  The most severe problems in FHLB have been at some of the other FHLB branches.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the systems’ debt, other FHLB branches can be called upon to make the payment.

The Company continually encounters technological change and may have to continue to invest in technological improvements
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands as well as to create additional efficiencies in the Company’s operations.  In late 2009, the Company made a decision to change its core banking system from an out-sourced, third-party provided system to an in-house, integrated solution expected to be implemented by the third quarter of 2010.  Although the Company expects to benefit from the enhanced functionality and process efficiencies of the new system, the planned conversion does include meaningful execution risk.

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

Item 1B. Unresolved Staff Comments
None

Item 2.  Properties
The Company’s primary headquarters is located at 5790 Widewaters Parkway, Dewitt, New York, which is leased.  In addition, the Company has 168 properties located in the counties identified in the table on page 5, of which 101 are owned and 67 are under long-term lease arrangements.  Real property and related banking facilities owned by the Company at December 31, 2009 had a net book value of $54.4 million and none of the properties were subject to any material encumbrances.  For the year ended December 31, 2009, rental fees of $4.0 million were paid on facilities leased by the Company for its operations.  The Company believes that its facilities are suitable and adequate for the Company’s current operations.

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

Item 4.  [ Reserved ]

Item 4A. Executive Officers of the Registrant

The executive officers of the Company and the Bank who are elected by the Board of Directors are as follows:

Name	Age	Position
Mark E. Tryniski	49
Director, President and Chief Executive Officer of the Company and the Bank.  Mr. Tryniski assumed his current position in August 2006. He served as Executive Vice President and Chief Operating Officer from March 2004 to July 2006 and as the Treasurer and Chief Financial Officer from June 2003 to March 2004. He previously served as a partner in the Syracuse office of PricewaterhouseCoopers LLP.

Scott Kingsley	45
Executive Vice President and Chief Financial Officer of the Company.  Mr. Kingsley joined the Company in August 2004 in his current position.  He served as Vice President and Chief Financial Officer of Carlisle Engineered Products, Inc., a subsidiary of the Carlisle Companies, Inc., from 1997 until joining the Company.

Brian D. Donahue	53
Executive Vice President and Chief Banking Officer.  Mr. Donahue assumed his current position in August 2004.  He served as the Bank’s Chief Credit Officer from February 2000 to July 2004 and as the Senior Lending Officer for the Southern Region of the Bank from 1992 until June 2004.

George J. Getman	53
Executive Vice President and General Counsel.  Mr. Getman assumed his current position in January 2008.  Prior to joining the Company, he was a member with Bond, Schoeneck & King, PLLC and served as corporate counsel to the Company.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “CBU” since December 31, 1997.  Prior to that, the common stock traded over-the-counter on the NASDAQ National Market under the symbol “CBSI” beginning on September 16, 1986. There were 32,800,308 shares of common stock outstanding on December 31, 2009, held by approximately 3,509 registered shareholders of record. The following table sets forth the high and low prices for the common stock, and the cash dividends declared with respect thereto, for the periods indicated.  The prices do not include retail mark-ups, mark-downs or commissions.

	High	Low	Quarterly
Year / Qtr	Price	Price	Dividend
2009
4th	$20.00	$16.36	$0.22
3rd	$20.33	$13.78	$0.22
2nd	$20.06	$14.22	$0.22
1st	$24.55	$13.24	$0.22

2008
4th	$25.98	$19.00	$0.22
3rd	$33.00	$19.52	$0.22
2nd	$26.88	$20.50	$0.21
1st	$26.45	$17.91	$0.21

The Company has historically paid regular quarterly cash dividends on its common stock, and declared a cash dividend of $0.22 per share for the first quarter of 2010.  The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock, as well as to make payment of regularly scheduled dividends on the trust preferred stock when due, subject to the Company's need for those funds.  However, because substantially all of the funds available for the payment of dividends by the Company are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition, its need for funds and applicable governmental policies and regulations.

The following graph compares cumulative total shareholders returns on the Company’s common stock over the last five fiscal years to the S&P 600 Commercial Banks Index, the NASDAQ Bank Index, the S&P 500 Index, and the KBW Regional Banking Index. Total return values were calculated as of December 31 of each indicated year assuming a $100 investment on December 31, 2004 and reinvestment of dividends.

The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.
	Number of
	Securities to be	Weighted-average	Number of
	Issued upon	Exercise Price	Securities
	Exercise of	on Outstanding	Remaining
	Outstanding Options,	Options, Warrants	Available for
Plan Category	Warrants and Rights (1)	and Rights	Future Issuance
Equity compensation plans approved by security holders:
1994 Long-term Incentive Plan	1,016,467	$18.00	0
2004 Long-term Incentive Plan	2,240,356	$19.65	1,588,609
Total	3,256,823	$19.14	1,588,609

(1) The number of securities includes unvested restricted stock issued of 174,008.

On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in 2009.

Item 6.  Selected Financial Data
The following table sets forth selected consolidated historical financial data of the Company as of and for each of the years in the five-year period ended December 31, 2009.  The historical information set forth under the captions “Income Statement Data” and “Balance Sheet Data” is derived from the audited financial statements while the information under the captions “Capital and Related Ratios”, “Selected Performance Ratios” and “Asset Quality Ratios” for all periods is unaudited.  All financial information in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Years Ended December 31,
(In thousands except per share data and ratios)	2009	2008	2007	2006	2005
Income Statement Data:
Loan interest income	$185,119	$186,833	$186,784	$167,113	$147,608
Investment interest income	63,663	64,026	69,453	64,788	71,836
Interest expense	83,282	102,352	120,263	97,092	75,572
Net interest income	165,500	148,507	135,974	134,809	143,872
Provision for loan losses	9,790	6,730	2,004	6,585	8,534
Noninterest income	83,528	73,244	63,260	51,679	48,401
Gain (loss) on investment securities & early retirement of long-term borrowings	7	230	(9,974)	(2,403)	12,195
Special charges/acquisition expenses	1,716	1,399	382	647	2,943
Noninterest expenses	184,462	157,163	141,692	126,556	124,446
Income before income taxes	53,067	56,689	45,182	50,297	68,545
Net income	41,445	45,940	42,891	38,377	50,805
Diluted earnings per share (1)	1.26	1.49	1.42	1.26	1.65

Balance Sheet Data:
Cash equivalents	$257,812	$112,181	$4,533	$104,231	$5,039
Investment securities	1,487,127	1,395,011	1,391,872	1,229,271	1,303,117
Loans, net of unearned discount	3,099,485	3,136,140	2,821,055	2,701,558	2,411,769
Allowance for loan losses	(41,910)	(39,575)	(36,427)	(36,313)	(32,581)
Intangible assets	317,671	328,624	256,216	246,136	224,878
Total assets	5,402,813	5,174,552	4,697,502	4,497,797	4,152,529
Deposits	3,924,486	3,700,812	3,228,464	3,168,299	2,983,507
Borrowings	856,778	862,533	929,328	805,495	653,090
Shareholders’ equity	565,697	544,651	478,784	461,528	457,595

Capital and Related Ratios:
Cash dividend declared per share	$0.88	$0.86	$0.82	$0.78	$0.74
Book value per share	17.25	16.69	16.16	15.37	15.28
Tangible book value per share	8.09	6.62	7.51	7.17	7.77
Market capitalization (in millions)	633	796	589	690	676
Tier 1 leverage ratio	7.39%	7.22%	7.77%	8.81%	7.57%
Total risk-based capital to risk-adjusted assets	13.46%	12.53%	14.05%	15.47%	13.64%
Tangible equity to tangible assets(3)	5.20%	4.74%	5.01%	5.07%	5.93%
Dividend payout ratio	69.5%	57.3%	57.1%	60.7%	43.9%
Period end common shares outstanding	32,800	32,633	29,635	30,020	29,957
Diluted weighted-average shares outstanding	32,992	30,826	30,232	30,392	30,838

Selected Performance Ratios:
Return on average assets	0.78%	0.97%	0.93%	0.90%	1.19%
Return on average equity	7.46%	9.23%	9.20%	8.36%	10.89%
Net interest margin	3.80%	3.82%	3.64%	3.91%	4.17%
Noninterest income/operating income (FTE)	31.6%	31.0%	26.1%	24.8%	27.7%
Efficiency ratio(2)	65.4%	62.7%	63.3%	59.9%	56.8%

Asset Quality Ratios:
Allowance for loan losses/total loans	1.35%	1.26%	1.29%	1.34%	1.35%
Nonperforming loans/total loans	0.61%	0.40%	0.32%	0.47%	0.55%
Allowance for loan losses/nonperforming loans	222%	312%	410%	288%	245%
Net charge-offs/average loans	0.24%	0.20%	0.10%	0.24%	0.33%
Loan loss provision/net charge-offs	131%	117%	76%	108%	110%

(1) Earnings per share amounts have been restated to reflect the effects of ASC 260-10-65.

(2) Efficiency ratio excludes intangible amortization, gain (loss) on investment securities & debt extinguishments, goodwill impairment, and special charges/acquisition expenses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to non-interest expense control and also believes such information is useful to investor in evaluating Company performance.

(3) The tangible equity to tangible asset ratio excludes goodwill and identifiable intangible assets.  The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America.  However, management believes such information is useful to analyze the relative strength of the Company’s capital position and is useful to investors in evaluating Company performance.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (“the Company”) for the past two years, although in some circumstances a period longer than two years is covered in order to comply with Securities and Exchange Commission disclosure requirements or to more fully explain long-term trends.  The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Information on page 15 and the Company’s Consolidated Financial Statements and related notes that appear on pages 45 through 80.  All references in the discussion to the financial condition and results of operations are to the consolidated position and results of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, all earnings per share (“EPS”) figures disclosed in the MD&A refer to diluted EPS; interest income, net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.  The term “this year” and equivalent terms refer to results in calendar year 2009, “last year” and equivalent terms refer to calendar year 2008, and all references to income statement results correspond to full-year activity unless otherwise noted.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community Bank System, Inc.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-Looking Statements” on page 41.

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

•
Investment securities – Investment securities are classified as held-to-maturity, available-for-sale, or trading.  The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income or loss, as a separate component of shareholders’ equity and do not affect earnings until realized.  The fair values of investment securities are generally determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  Investment securities with significant declines in fair value are evaluated to determine whether they should be considered other-than–temporarily impaired.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is not more likely than not that the Company will be required to sell the debt security prior to recovery.

•
Retirement benefits - The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and expected return on plan assets.

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

•
Intangible assets – As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest an impairment may have occurred and will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies”, starting on page 50.

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

The Company’s reported net income for the year of $41.4 million, or $1.26 per share, was 9.8% below 2008’s reported earnings of $45.9 million, or $1.49 per share.  Higher operating expenses, principally from acquisitions completed in 2008, significantly higher FDIC insurance assessments and higher loan loss provisions, were partially offset by higher net interest income generated through organic and acquired growth of both loans and deposits and higher noninterest income.  The 2009 results included a $3.1 million non-cash charge for impairment of goodwill associated with the Company’s wealth management businesses, a $6.9 million increase in FDIC assessments, as well as a $1.4 million special charge related to the planned early termination of its core banking system services contract in 2010.  Excluding the aforementioned items, as well as acquisition expenses in both years, a $1.7 million goodwill impairment charge and a one-time tax gain in 2008, the Company’s 2009 full year results improved by $0.01 per share over 2008.

Loan net charge-off, delinquency and nonperforming loan ratios rose and the provision for loan losses increased versus 2008, but all these metrics remained favorable to the Company’s peers and long-term historical levels.  The Company experienced year-over-year loan growth in the business lending portfolio with small decreases in the consumer installment and consumer mortgage portfolio.  The investment portfolio, including cash equivalents, increased from the prior year due to the net liquidity created from the acquisition of Citizens’ branches in the fourth quarter of 2008, as well as organic deposit growth.  Average deposits increased in 2009 as compared to 2008 as a result of the acquisition of Citizens’ branches as well as organic growth in core product relationships, offset by a reduction in time deposits.  External borrowings decreased from the end of December 2008 as a portion of the net liquidity from the branch acquisition was used to eliminate certain obligations.

Net Income and Profitability

Net income for 2009 was $41.4 million, a decrease of  $4.5 million, or 9.8%, from 2008’s earnings of $45.9 million.  Earnings per share for 2009 was $1.26 per share, down 15% from 2008’s earnings per share.  The 2009 results include a $3.1 million or $0.07 per share non-cash charge for impairment of goodwill associated with the Company’s wealth management business as well as a $1.4 million or $0.03 per share special charge related to the planned early termination of its core banking system services contract in 2010.  Additionally, during 2009, FDIC insurance costs increased $6.9 million or $0.16 per share.  The Company’s 2008 results included a $1.7 million or $0.04 per share goodwill impairment charge, $1.4 million or $0.03 per share of acquisition expenses related to the purchase of 18 branch-banking centers in northern New York State in November 2008 and ABG in July 2008, as well as a $1.7 million or $0.05 per share benefit related to settlement of certain previously unrecognized tax positions.  Excluding the aforementioned items, the Company’s 2009 full year results improved by $0.01 per share over 2008.

Net income for 2008 was $45.9 million, up $3.0 million, or 7.1% from 2007’s earning of $42.9 million.  Earnings per share for 2008 was $1.49 per share, up 4.9% from 2007’s earnings per share.  The 2008 results include a $1.7 million benefit related to a change in a position taken on certain previously unrecognized tax positions, a $1.7 million pre-tax, non-cash charge for impairment of goodwill associated with the Company’s wealth management business and  $1.4 million of acquisition expenses related to the purchase of 18 branch-banking centers in northern New York State from Citizens in November and the purchase of ABG in July.  The 2007 results include a $9.9 million, or $0.20 per share, pre-tax charge related to the early redemption of $25 million of variable-rate, trust preferred obligations, as well as the refinancing of $150 million of Federal Home Loan Bank advances into lower cost instruments.  The 2007 results also included a $6.9 million, or $0.23 per share, benefit related to the settlement and a related change in a position taken on certain previously unrecognized tax positions.

Table 1: Condensed Income Statements
	Years Ended December 31,
(000’s omitted, except per share data)	2009	2008	2007	2006	2005
Net interest income	$165,500	$148,507	$135,974	$134,809	$143,872
Loan loss provision	9,790	6,730	2,004	6,585	8,534
Noninterest income	83,535	73,474	53,286	49,276	60,596
Operating expenses	186,178	158,562	142,074	127,203	127,389
Income before taxes	53,067	56,689	45,182	50,297	68,545
Income taxes	11,622	10,749	2,291	11,920	17,740
Net income	$41,445	$45,940	$42,891	$38,377	$50,805

Diluted earnings per share	$1.26	$1.49	$1.42	$1.26	$1.65

The primary factors explaining 2009 performance are discussed in detail in the remaining sections of this document and are summarized as follows:

•
As shown in Table 1 above, net interest income increased $17.0 million, or 11.4%, due to a $486 million increase in average earning assets partially offset by a two-basis point decrease in the net interest margin.  Average loans grew $170 million or 5.8%, primarily due to organic business lending, consumer installment and retail mortgage growth as well as the addition of 18 branch banking centers in November 2008.  The average book value of investments increased $92.6 million, or 7.1% in 2009.  Short-term cash equivalents increased $223 million as compared to 2008, reflective of the net liquidity generated from the Citizens acquisition and organic deposit growth.  Average borrowings decreased $42.8 million or 4.7% as a portion of the net liquidity from the Citizen acquisition was used to eliminate certain borrowings.

•
The loan loss provision of $9.8 million increased $3.1 million, or 46%, from the prior year level.  Net charge-offs of $7.5 million increased by $1.7 million from 2008, increasing the net charge-off ratio (net charge-offs / total average loans) to 0.24% for the year.  The Company’s asset quality remained strong as key metrics such as nonperforming loans as a percentage of total loans, nonperforming assets as a percentage of loans and other real estate owned, and delinquent loans (30+ days through nonaccruing) as a percentage of total loans increased but remained below the Company’s peers and long-term historical levels. Additional information on trends and policy related to asset quality is provided in the asset quality section on pages 32 through 35.

•
Noninterest income for 2009 of $83.5 million increased by $10.1 million, or 14%, from 2008’s level, due both to organic growth and the two 2008 acquisitions.  Fees from banking services were up $8.3 million or 21%, primarily due to higher ATM and debit card related revenues, incremental income from the acquired branches and increased activity in the secondary mortgage banking business.  Financial services revenue was up $2.0 million, or 5.7% higher, mostly from  growth at the Company’s benefit trust, administration, and consulting business, primarily as a result of the acquisition of ABG.

•
Total operating expenses increased $27.6 million or 17% in 2009 to $186.2 million.  A significant portion of the increase was attributable to incremental operating expenses related to the Citizens’ branches and ABG acquisitions.   Additionally, expenses were up due to higher FDIC insurance premiums, higher personnel costs, higher pension costs related to the underlying asset performance in 2008, higher volume based processing costs, and increased expenses related to investments in technology and facilities infrastructure.

•
The Company's combined effective federal and state income tax rate increased 2.9 percentage points in 2009 to 21.9%, reflective of the current mix of non-taxable and fully taxable securities.  This compares to 19.0% in 2008, which included a $1.7 million benefit related to the settlement of certain previously unrecognized tax positions.

Selected Profitability and Other Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

Table 2: Selected Ratios

	2009	2008	2007
Return on average assets	0.78%	0.97%	0.93%
Return on average equity	7.46%	9.23%	9.20%
Dividend payout ratio	69.5%	57.3%	57.1%
Average equity to average assets	10.44%	10.46%	10.14%

As displayed in Table 2 above, the return on average assets decreased in 2009 as compared to both 2008 and 2007.  The decrease in comparison to both years was a result of lower net income primarily due to higher provision for loan losses and increased operating expenses in 2009 as compared to 2008 and 2007.  Reported return on equity in 2009 was also lower than 2008 and 2007’s levels for similar reasons.

The dividend payout ratio for 2009 was above 2008’s level due to dividends declared increasing 9.6%, while net income declined 9.8%.  The increase in dividends declared was the result of a 2.3% increase in the dividend paid per share as well as the additional 2.5 million shares issued through the common equity offering in the fourth quarter of 2008.  The dividend payout ratio increased slightly in 2008 as compared to 2007 due to a 7.5% increase in dividends declared as compared to the 7.1% growth in net income.

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

As disclosed in Table 3, net interest income (with nontaxable income converted to a fully tax-equivalent basis) totaled $181.2 million in 2009, up $17.6 million, or 10.7%, from the prior year.  A $486 million increase in average interest-earning assets more than offset a $393 million increase in average interest-bearing liabilities and a two basis point decrease in net interest margin.  As reflected in Table 4, the volume changes increased net interest income by $18.4 million, while the lower net interest margin had a $0.9 million unfavorable impact.

The net interest margin decreased two basis points from 3.82% in 2008 to 3.80% in 2009.  This decrease was primarily attributable to a 66 basis point decrease in earning-asset yields having a greater impact than 66-basis point decrease in the cost of funds.  The yield on loans decreased 41 basis points in 2009, due to new volume coming on at lower yields in the current low-rate environment than the loans maturing or being prepaid and variable and adjustable rate loans repricing downward.  The yield on investments, including cash equivalents, decreased from 5.81% in 2008 to 4.73% in 2009, mostly reflective of the net liquidity generated from the Citizens acquisition and organic deposit growth that remained in cash earning low overnight yields.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2008 and 2009 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined 7.9 percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower cost checking accounts has increased.

The net interest margin in 2008 was 3.82%, compared to 3.64% in 2007.  This 18-basis point increase was primarily attributable to a 52-basis point decrease in the cost of funds having a greater impact than the 34-basis point decrease in earning-asset yields.  The decreased cost of funds was reflective of disciplined deposit pricing, in part due to the decreases in short-term market rates in 2008, as well as planned reductions of time deposit balances.  Additionally, the rates on external borrowings decreased throughout the year, as a result of the refinancing of $150 million of Federal Home Loan Bank advances into lower cost instruments in the fourth quarter of 2007 and seven rate reductions by the Federal Reserve to the overnight federal funds rates since the end of 2007.  The yield on loans decreased 44 basis points in 2008, again due in part to the declining interest rates throughout the market.  The yield on investments decreased from 5.98% in 2007 to 5.81% in 2008 as cash flows from the maturing of higher yielding investments were used to fund loan growth rather than be reinvested at unfavorable market rates in the first half of the year, as well as the steep decline in yields earned on cash equivalents.  In the second half of the year, the Company purchased modestly lower yielding investments in advance of the liquidity provided by the acquisition of the Citizens’ branches in November 2008.

As shown in Table 3, total interest income decreased by $1.5 million, or 0.6%, in 2009. Table 4 reveals that higher average earning assets contributed a positive $28.5 million variance, offset by lower yields with a negative impact of $30.0 million.  Average loans grew a total of $170.0 million in 2009, as a result of $81.0 million from the acquisition of 18 Citizens branches in November 2008 as well as $89.1 million of organic growth in all portfolios: business lending, consumer mortgage and consumer installment.  Interest income and fees declined $1.8 million in 2009 as compared to 2008, attributable to a 41-basis point decrease in loan yields, partially offset by higher average loan balances.  Total interest income decreased by $5.1 million, or 1.9% in 2008 from 2007’s level.  Table 4 indicates that higher average earning assets contributed a positive $9.2 million variance offset by lower yields with a negative impact of $14.4 million.  Average loans grew $191.0 million in 2008 over 2007, as a result of $41.6 million from the acquisitions of 18 Citizens branches in November 2008 and TLNB in June 2007, as well as $149.3 million of organic growth in all portfolios.  Interest and fees on loans were consistent with 2007, comprised of higher average loan balances offset by a 44-basis point decrease in loan yields.

Investment interest income in 2009 of $78.9 million was $0.3 million, or 0.4%, higher than the prior year as a result of a larger portfolio (positive $6.1 million impact), partially offset by a 108-basis point decrease in the investment yield.  The increase in investments and cash equivalents was the result of the net liquidity generated from the Citizens acquisition and organic deposit growth.  Investment interest income in 2008 of $78.5 million was $5.1 million, or 6.1%, lower than the prior year as a result of a smaller portfolio (negative $1.2 million impact) and a 17-basis point decrease in the investment yield.  The decrease in balances was a result of cash flows from maturing investments being used to fund loan growth rather than be reinvested at unfavorable market rates for most of the year.  Investment purchases were initiated in the third and fourth quarters of 2008 in anticipation of the net liquidity that would be supplied by the Citizens’ branch acquisition.

The average earning asset yield declined 66 basis points to 5.54% in 2009 because of the previously mentioned decreases in loan and investment yields.  The change in the earning-asset yield is primarily a result of variable and adjustable-rate loans repricing downward and lower rates on new loan volume due to the decline in interest rates to levels below those prevalent in prior years, as well as the Company’s increased holding of lower yielding cash instruments, as it maintains a liquid position in anticipation of improved investment opportunities in future periods.  The average earning asset yield declined 34 basis points to 6.20% in 2008 from 6.54% in 2007 because of the previously mentioned decrease in loan and investment yields. In 2008, the gap between loan and investment yields decreased to 58 basis points as the yield on the loan portfolio decreased 44 basis points while the yield on the investment portfolio decreased a smaller 17 basis points reflective of the loan portfolio having a significant proportion of variable and adjustable rate loans which declined as the interest rates decreased throughout 2008, whereas the investment portfolio was predominately comprised of fixed rate instruments.

Total average funding (deposits and borrowings) in 2009 increased $498.5 million or 12%.  Deposits increased $541.2 million, $474.2 million attributable to the acquisitions of the 18 Citizens branches and a $67.0 million increase in organic deposits.  Consistent with the Company’s funding mix objective, average core deposit balances increased $575.9 million, while time deposits were allowed to decline $34.7 million over the year.  Average external borrowings decreased $42.8 million in 2009 as compared to the prior year as a portion of the net liquidity from the branch acquisition was used to eliminate short-term borrowings.  In 2008, total average funding increased $134.4 million or 3.3%.  Average deposits increased $53.0 million, $102.8 million attributable to the acquisitions of the 18 Citizen branches and TLNB offset by a $49.8 million decrease in organic deposits.  Average core deposit balances increased $150.5 million, while time deposits were allowed to decline $97.5 million over the year.  Average external borrowings increased $81.4 million in 2008 as compared to the prior year due primarily to the all-cash acquisitions of ABG, TLNB and HB&T.  However, year-end borrowings declined $66.8 million from the end of 2007 as a portion of the net liquidity from the branch acquisition was used to eliminate short-term borrowings.

The cost of funding, including the impact of non-interest checking deposits decreased 66 basis points during 2009 to 1.77% as compared to 2.43% for 2008.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2008 and 2009 in response to market conditions.  Additionally, the proportion of customer deposit in higher cost time deposits has declined 7.9 percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower cost checking accounts has increased.  The cost of funding decreased 52 basis points during 2008 impacted by the decreases to short-term rates by the Federal Reserve throughout the latter part of 2007 and all of 2008.  Interest rates on deposit accounts were lowered throughout 2008, with decreases in all product offerings.  Additionally, the Company focused on expanding core account relationships while time deposit balances were allowed to decline.

Total interest expense decreased by $19.1 million to $83.3 million in 2009.  As shown in Table 4, lower interest rates on deposits, partially offset by a slight increase in rates on external borrowings resulted in $29.3 million of this decrease, while the higher deposit balance, partially offset by the lower external borrowings balance accounted for an increase of $10.2 million in interest expense.  Interest expense as a percentage of earning assets decreased by 64 basis points to 1.75%.  The rate on interest-bearing deposits decreased 86 basis points to 1.45%, due largely to reductions of time deposit and money market rates throughout 2009 and the previously discussed run off of higher rate deposit products.  The rate on external borrowings increased two basis points to 4.37%.  Total interest expense decreased by $17.9 million to $102.4 million in 2008 as compared to 2007.  Lower interest rates on deposit and external borrowings accounted for $21.9 million of this decrease, while the higher deposit and borrowings balances accounted for an increase of $4.0 million in interest expense.  The rate on interest-bearing deposits decreased 58 basis points to 2.31% and the rate on external borrowings decreased 84 basis points to 4.35% in 2008.

The following table sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the years ended December 31, 2009, 2008 and 2007.  Interest income and yields are on a fully tax-equivalent basis using marginal income tax rates of 38.5% in 2009 and 2008,  and 38.8% in 2007.  Average balances are computed by totaling the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 3: Average Balance Sheet
	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
			Avg.			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid

Interest-earning assets:
Cash equivalents	$262,479	$682	0.26%	$39,452	$614	1.56%	$79,827	$4,019	5.03%
Taxable investment securities (1)	848,963	40,481	4.77%	783,879	41,600	5.31%	830,276	46,048	5.55%
Nontaxable investment securities (1)	555,353	37,704	6.79%	527,805	36,327	6.88%	488,193	33,540	6.87%
Loans (net of unearned discount)(2)	3,104,808	185,587	5.98%	2,934,790	187,399	6.39%	2,743,804	187,480	6.83%
Total interest-earning assets	4,771,603	264,454	5.54%	4,285,926	265,940	6.20%	4,142,100	271,087	6.54%
Noninterest-earning assets	546,595			472,157			455,123
Total assets	$5,318,198			$4,758,083			$4,597,223

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$1,835,138	11,448	0.62%	$1,364,652	11,061	0.81%	$1,228,447	13,634	1.11%
Time deposits	1,325,598	34,328	2.59%	1,360,275	52,019	3.82%	1,457,768	64,048	4.39%
Borrowings	859,155	37,506	4.37%	901,909	39,272	4.35%	820,546	42,581	5.19%
Total interest-bearing liabilities	4,019,891	83,282	2.07%	3,626,836	102,352	2.82%	3,506,761	120,263	3.43%
Noninterest-bearing liabilities:
Noninterest checking deposits	686,692			581,271			566,981
Other liabilities	56,147			52,145			57,283
Shareholders' equity	555,468			497,831			466,198
Total liabilities and shareholders' equity	$5,318,198			$4,758,083			$4,597,223

Net interest earnings		$181,172			$163,588			$150,824

Net interest spread			3.47%			3.38%			3.11%
Net interest margin on interest-earning assets			3.80%			3.82%			3.64%

Fully tax-equivalent adjustment		$15,672			$15,081			$14,850

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

Table 4: Rate/Volume

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
			Net			Net
(000's omitted)	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Cash equivalents	$952	($884)	$68	($1,440)	($1,965)	($3,405)
Taxable investment securities	3,296	(4,415)	(1,119)	(2,523)	(1,925)	(4,448)
Nontaxable investment securities	1,876	(499)	1,377	2,742	45	2,787
Loans (net of unearned discount)	10,526	(12,338)	(1,812)	12,609	(12,690)	(81)
Total interest-earning assets (2)	28,479	(29,965)	(1,486)	9,217	(14,364)	(5,147)

Interest paid on:
Interest checking, savings and money market deposits	3,286	(2,899)	387	1,393	(3,966)	(2,573)
Time deposits	(1,295)	(16,396)	(17,691)	(4,094)	(7,935)	(12,029)
Borrowings	(2,401)	635	(1,766)	1,875	(5,184)	(3,309)
Total interest-bearing liabilities (2)	10,238	(29,308)	(19,070)	4,000	(21,911)	(17,911)

Net interest earnings (2)	18,444	(860)	17,584	5,342	7,422	12,764

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates of the totals; they are not a summation of the changes of the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by CBNA and First Liberty Bank and Trust); 2) employee benefit trust, administration, actuarial and consulting services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products and services (performed by CISI and CBNA Insurance), and asset management (performed by Nottingham).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 5: Noninterest Income

	Years Ended December 31,
(000's omitted except ratios)	2009	2008	2007
Deposit service charges and fees	$29,819	$27,167	$24,178
Benefit trust, administration, consulting and actuarial fees	27,771	25,788	19,700
Wealth management services	8,631	8,648	8,264
Other fees	4,457	5,181	5,561
Electronic banking	8,904	5,693	4,595
Mortgage banking	3,946	767	962
Subtotal	83,528	73,244	63,260
Gain (loss) on investment securities & debt extinguishments	7	230	(9,974)
Total noninterest income	$83,535	$73,474	$53,286

Noninterest income/operating income (FTE)	31.6%	31.0%	26.1%

As displayed in Table 5, noninterest income, excluding security gains and debt extinguishments costs, increased by 14% to $83.5 million in 2009, largely as a result of increased recurring banking service fees and debit card related revenues (both organic and acquired) and increased activity in the secondary mortgage banking business.  Benefit trust, administration, consulting, and actuarial revenues increased primarily as a result of the acquisition of ABG.  Total noninterest income, excluding security gains and debt extinguishments costs, of $73.2 million for 2008 increased by 16% over 2007 largely as a result of increased recurring bank fees and both organic and acquired growth in benefit trust, administration, consulting and actuarial fees.  The loss on the sale of investment securities and debt extinguishments decreased $10.2 million in 2008 as 2007 included a one-time $9.9 million charge related to the early redemption of $25 million of variable-rate trust preferred obligations, as well as the refinance of $150 million of Federal Home Loan Bank advances into lower cost instruments with no corresponding loss in 2008.

Noninterest income as a percent of operating income (FTE basis) was 31.6% in 2009, up 0.6 percentage points from the prior year.  This increase was primarily driven by the aforementioned strong growth in recurring bank fees, and secondary mortgage banking revenues.  This ratio is considered an important measure for determining the progress the Company is making on one of its primary long-term strategies, which is the expansion of noninterest income in order to diversify its revenue sources and reduce reliance on net interest margins that may be more directly impacted by general interest rate and other market conditions.

The largest portion of the Company’s recurring noninterest income is the wide variety of fees earned from general banking services, which reached $47.1 million in 2009, up 21% from the prior year.  A major part of the income growth was attributable to electronic banking fees, up $3.2 million, or 56%, over 2008’s level, due in large part to a concerted effort to increase the penetration and utilization of consumer debit cards.  Overdraft fees were also up $2.6 million, or 13%, over 2008’s level, driven by core deposit account growth.  Mortgage banking revenue for the year was $3.9 million, an increase of $3.2 million as compared to 2008.  Residential mortgage banking income consist of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in mortgage banking income is an impairment charge of $0.1 million in 2009 for the fair value of the mortgage servicing rights due primarily to an increase in the cost of servicing the loan and an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $177.8 million in 2009 as compared to $3.7 million and $17.2 million during 2008 and 2007, respectively.    Residential mortgage loans held for sale recorded at fair value at December 31, 2009 totaled $1.8 million.  The continuation of the level of revenue experienced in 2009 from mortgage banking will be dependent on market conditions and the trend in long-term interest rates.

Fees from general banking services were $38.8 million in 2008, up $3.5 million or 10.0% from 2007.  A large portion of the income growth was attributable to electronic banking fees, up $1.1 million, or 24% over 2007’s level and overdraft fees, up $1.5 million, or 8.6% over 2007’s level.

As disclosed in Table 5, noninterest income from financial services (including revenues from benefit trust, administration, consulting and actuarial fees and wealth management services) rose $2.0 million, or 5.7%, in 2009 to $36.4 million.  Financial services revenue now comprises 44% of total noninterest income, excluding net gains (losses) on the sale of investment securities and debt extinguishments.  BPAS generated revenue growth of $2.0 million, or 7.7%, for the 2009 year, achieved primarily through the acquisition of ABG in July 2008, partially offset by a decrease in asset-based fees due to lower average financial market valuations in comparison to last year.  BPAS offers their clients daily valuation, actuarial and employee benefit consulting services on a national basis from offices in Upstate New York, Texas, and Pennsylvania.  BPAS revenue of $25.8 million in 2008 was $6.1 million higher than 2007’s results, driven by the acquisition of ABG in July 2008 and HB&T in May 2007, new product offerings and expanded market coverage.

Wealth management services revenue remained consistent with the prior year at $8.6 million.  CISI revenue increased $0.4 million from 2008, while revenue declined $0.2 million at both Nottingham and personal trust, primarily due to significant declines in equity market valuations in late 2008 and early 2009, as well as continued downward pressure on fee pricing due to competitive conditions.  Revenue at CBNA Insurance remained consistent with the prior year.  CBNA Insurance, acquired in June 2007 generated revenue growth of $0.6 million in 2008.  Revenue in personal trust increased $0.1 million in 2008, while CISI and Nottingham revenue declined $0.2 million and $0.1 million, respectively primarily due to the adverse conditions prevalent throughout the financial markets.

Assets under management and administration increased $2.5 billion during 2009 from $3.7 billion at year-end 2008.  Market-driven gains in equity-based assets were augmented by attraction of new client assets.  BPA, in particular, was successful at growing its asset base, as demonstrated by the approximately $2.1 billion increase in its assets under administration during 2009.  Assets under management and administration at the Company’s financial services businesses declined during 2008 to $3.7 billion from $4.7 billion at the end of 2007 due to the significant declines in asset valuations experienced in the financial markets during 2008.  This more than offset the new client assets attracted during the year.

In the fourth quarter of 2007, the Company incurred a $2.1 million charge related to the early redemption of its $25 million, variable-rate trust preferred obligations, which included a premium call provision at 6.15%.  Additionally, the Company incurred a $7.8 million charge to refinance $150 million of Federal Home Loan Bank advances into similar duration, lower cost instruments.

Operating Expenses

As shown in Table 6, operating expenses increased $27.6 million, or 17%, in 2009 to $186.2 million, primarily due to the two acquisitions completed in 2008, as well as higher FDIC insurance premiums, a higher goodwill impairment charge related to one of the wealth management businesses, and higher employee compensation and benefit expenses, and volume-based processing costs.  Operating expenses in 2008 increased $16.5 million or 11.6% from 2007 primarily due to the four acquisitions completed in 2008 and 2007, as well as a goodwill impairment charge on the wealth management businesses, and higher merit-based personnel expenses, FDIC insurance premiums, and volume-based processing costs.  Operating expenses for 2009 as a percent of average assets were 3.50%, up 17 basis points from 3.33% in 2008. This ratio was negatively impacted by the non-recurring charges and the additional $6.9 million of FDIC expense in the current year.

The efficiency ratio, a performance measurement tool widely used by banks, is defined by the Company as operating expenses (excluding special charges/acquisition expenses, goodwill impairment and intangible amortization) divided by operating income (fully tax-equivalent net interest income plus noninterest income, excluding net securities and debt gains and losses).  Lower ratios are often correlated to higher efficiency.  The efficiency ratio for 2009 was 2.7 percentage points higher than the 62.7% ratio for 2008 due to a 16.6% increase in operating expenses having a greater impact than a 10.7% increase in net interest income and a 13.7% increase in noninterest income (excluding net securities gains and debt extinguishments costs).  The significant increase in FDIC premiums with no corresponding income generation was the primary reason for the decline in the efficiency ratio for 2009.  In 2008 the efficiency ratio improved 0.6 percentage points to 62.7% due to an 8.5% increase in net interest income and a 16% increase in noninterest income (excluding net securities gains and debt extinguishments costs) having a greater impact than a 9.7% increase in operating expenses.  In addition, the efficiency ratios for both periods were adversely affected by the growing proportion of financial services activities, which due to the differing nature of their business, carry high efficiency ratios.

Table 6: Operating Expenses

	Years Ended December 31,
(000's omitted)	2009	2008	2007
Salaries and employee benefits	$92,690	$82,962	$75,714
Occupancy and equipment	23,185	21,256	18,961
Customer processing and communications	20,684	16,831	15,691
Amortization of intangible assets	8,170	6,906	6,269
Legal and professional fees	5,240	4,565	4,987
Office supplies and postage	5,243	5,077	4,303
Business development and marketing	6,086	5,288	5,420
Foreclosed property	1,299	509	382
Goodwill impairment	3,079	1,745	0
FDIC insurance premiums	8,610	1,678	435
Special charges/acquisition expenses	1,716	1,399	382
Other	10,176	10,346	9,530
Total operating expenses	$186,178	$158,562	$142,074

Operating expenses/average assets	3.50%	3.33%	3.09%
Efficiency ratio	65.4%	62.7%	63.3%

Salaries and benefits increased $9.7 million or 11.7% in 2009, of which approximately 50% was the result of the two acquisitions in the last two years.  Additionally, approximately $1.8 million of the increase can be attributed to annual merit increases, $0.9 million to higher medical costs, $3.3 million to retirement costs primarily related to the underlying asset performance in 2008, partially offset by a $0.9 million decrease in incentive compensation.  Salaries and benefits increased $7.2 million or 9.6% in 2008 of which approximately 40% was the result of the four acquisitions in the prior two years.  Additionally, approximately  $2.3 million of the increase can be attributed to annual merit increase, $0.7 million to higher medical costs and the remaining growth to increased headcount, excluding acquisitions.  Total full-time equivalent staff at the end of 2009 was 1,595, compared to 1,615 at December 31, 2008 and 1,453 at the end of 2007.

Medical expenses increased $1.3 million or 23% in 2009 primarily due to a greater number of covered employees as well as increases in the cost of medical care.  Medical expenses increased $0.7 million in 2008, or 14%, due to a general rise in the cost of medical care, administration and insurance, as well as a greater number of covered employees.  Additional vision and dental coverage was added in 2007 at an incremental cost of $0.2 million to bring the Company’s benefit offerings more closely in line with peers.  Qualified and nonqualified pension expense increased $3.3 million in 2009 primarily due to the underlying asset valuation decline in 2008 as a result of market conditions.  Qualified and nonqualified pension expense decreased $1.7 million in 2008 primarily due to an increase in the discount rate utilized to calculate the pension expense as well as increased returns on assets contributed to the plan in 2007 and 2008.  The three assumptions that have the largest impact on the calculation of annual pension expense are the discount rate utilized, the rate applied to future compensation increases and the expected rate of return on plan assets.  See Note K to the financial statements for further information concerning the pension plan.  The Company’s contribution to the 401(k) Employee Stock Ownership Plan increased $0.7 million in 2008 primarily due to a half percentage point increase in the Company’s matching contribution, as well as an increase in employee participation.

Total non-personnel operating expenses, excluding one-time special charges/acquisition expenses and goodwill impairment, increased $16.2 million or 22% in 2009.  As displayed in Table 6, this was largely caused by higher FDIC insurance premiums (up $6.9 million), customer processing and communication expense (up $3.9 million), occupancy and equipment expense (up $1.9 million), amortization of intangible assets (up $1.3 million), business development and marketing (up $0.8 million), foreclosed property expenses (up $0.8 million), and legal and professional (up $0.7 million).  During 2007 and the first half of 2008, FDIC premiums were met through the application of a credit balance created in prior years.  This credit balance was depleted in the second quarter and resulted in higher FDIC premiums in the third and fourth quarters of 2008.   Additionally, the FDIC’s reserve fund has declined over the past year due to costs associated with recent bank failures and is expected to continue to decline in the future.  In late 2008, the FDIC basic insurance coverage limit was temporarily increased to $250,000 through December 31, 2009 (on May 20, 2009 this was extended until December 31, 2013).  These actions have resulted in significant increases in the FDIC assessment rates that are expected to remain at similar levels during 2010.  The Company is also participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited coverage for transaction deposit accounts and for which a supplemental 10-basis point premium is assessed.  In the second quarter of 2009, the FDIC assessed an emergency special assessment equal to five basis points on a bank’s assets less Tier 1 capital.  This amounted to $2.5 million of additional premiums recognized in June 2009.  Several expense category increases continue to be impacted by the Company’s investment in strategic technology and business development initiatives to grow and enhance its service offerings.  A portion of the increase in data processing and communications costs reflects the Company’s continued investments in strategic technology initiatives and enhancement of its service offerings.  A majority of the remaining increase in non-personnel operating costs is attributable to $3.8 million of expenses added as a result of the two acquisitions in 2008.

The Company continually evaluates all aspects of its operating expense structure and is diligent about identifying opportunities to improve operating efficiencies.  Over the last two years, the Company has consolidated several of its branch offices.   This realignment will reduce market overlap and further strengthen its branch network, and reflects management’s focus on achieving long-term performance improvements through proactive strategic decision making.

Total non-personnel operating expense, excluding one-time acquisition expenses and goodwill impairment, increased $6.5 million or 9.8% in 2008.  As displayed in Table 6, this was largely caused by higher occupancy and equipment expense (up $2.3 million),
FDIC insurance premiums (up $1.2 million), customer processing and communication expense (up $1.1 million), office supplies and postage (up $0.8 million), other expenses (up $0.8 million), and amortization of intangible assets (up $0.6 million).

Special charges/acquisition expense totaled $1.7 million in 2009, an increase of $0.3 million from 2008, and were comprised of a $1.4 million charge related to the planned early termination of its core banking system services contract in 2010 as well as $0.3 million of acquisition expenses related to the Citizens transaction in late 2008.  Special charges/acquisition expenses totaled $1.4 million in 2008 and $0.4 million in 2007 and in both years all of it relates solely to acquisitions.  In 2009 and 2008 the Company recorded a $3.1 million and  $1.7 million, respectively, non-cash goodwill impairment charge in its wealth management businesses, a result of equity market valuation declines, changes in customer asset mixes and pricing compression related to the competitive environment.

Income Taxes

The Company estimates its income tax expense based on the amount it expects to owe the respective tax authorities, plus the impact of deferred tax items.  Taxes are discussed in more detail in Note I of the Consolidated Financial Statements beginning on page 63.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.  If the final resolution of taxes payable differs from its estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The effective tax rate for 2009 increased 2.9 percentage points to 21.9%, reflecting the current mix of non-taxable and fully taxable investment securities and the impact of a $3.1 million goodwill impairment charge.  The effective tax rate for 2008 increased 13.9 percentage points to 19.0%.  There were two notable items during 2008, which impacted the effective tax rate for the year.  Upon settlement of open tax years with certain taxing authorities, the Company recorded $1.7 million of previously unrecognized tax benefits, as compared to a $6.9 million benefit recognized in 2007.  Additionally, the Company recorded a non-cash goodwill impairment charge related to its wealth management businesses, reducing pre-tax net income.  The effective tax rate for 2007 of 5.1% was the result of the aforementioned $6.9 million benefit related to the settlement and a related change in a position taken on certain previously unrecognized tax positions and a higher proportion of tax exempt income, due in part to the higher debt restructuring charges in 2007.

Capital

Shareholders’ equity ended 2009 at $565.7 million, up $21.0 million, or 3.9%, from one year earlier.  This increase reflects net income of $41.4 million, $2.0 million from the issuance of shares through employee stock plans, $2.3 million from stock based compensation and a $4.1 million increase in other comprehensive income.  These increases were partially offset by common stock dividends declared of $28.8 million.  The change in other comprehensive income is comprised of a $7.7 million benefit based on the funded status of the Company’s employee retirement plans, a $1.0 million increase in the fair value of interest rate swaps designated as a cash flow hedges and a $4.6 million decrease in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio).  The benefit from the funded status of the Company’s employee retirement plans is primarily the result of terminating the Company’s post-retirement medical program for current and future employees.  Remaining plan participants will include only existing retirees, or those active and eligible employees who retire prior to December 31, 2010.  This change was accounted for as a negative plan amendment and was recognized in accumulated other comprehensive income in the fourth quarter of 2009.  Excluding accumulated other comprehensive income in both 2009 and 2008, capital rose by $17.0 million, or 3.0%.  Shares outstanding increased by 167,000 during the year added through employee stock plans.

Shareholders’ equity ended 2008 at $544.7 million, up $65.9 million, or 13.8%, from one year earlier.  This increase reflects net income of $45.9 million, $8.3 million from the issuance of shares through employee stock plans, $2.0 million from stock based compensation and $49.5 million from a public common stock offering.  These increases were partially offset by common stock dividends declared of $26.3 million and a $13.6 million decrease in other comprehensive income.  The other comprehensive income is comprised of a $2.4 million increase in the market value adjustment (“MVA”, represents the after-tax, unrealized change in value of available-for-sale securities in the Company’s investment portfolio), a $13.2 million charge based on the funded status of the Company’s employee retirement plans, and a $2.8 million decrease in the fair value of interest rate swaps designated as a cash flow hedges.  Excluding accumulated other comprehensive income in both 2008 and 2007, capital rose by $79.4 million, or 17%.  Shares outstanding increased by 2,999,000 during 2008, comprised of 2,530,000 added through the common stock offering in the fourth quarter and 469,000 added through employee stock plans.

The Company’s ratio of Tier 1 capital to assets (or tier 1 leverage ratio), the basic measure for which regulators have established a 5% minimum for an institution to be considered “well-capitalized,” increased 17 basis points at year-end 2009 to 7.39%. This was primarily the result of a 9.0% increase in Tier 1 capital primarily from net income generation and reduction of intangible asset levels, offset by a smaller 6.5% increase in fourth quarter average net assets (excludes investment market value adjustment, intangible assets and related deferred tax assets and disallowed mortgage service rights) due mostly to the acquisition of the Citizens branches and organic deposit growth.  The tangible equity/tangible assets ratio was 5.20% at the end of 2009 versus 4.74% one year earlier.  The increase was due to the increase in common shareholders equity and reduction of intangible assets having a proportionally greater impact on tangible equity than the growth in tangible assets.  The Company manages organic and acquired growth in a manner that enables it to continue to build upon its strong capital base, and maintain the Company’s ability to take advantage of future strategic growth opportunities.

Cash dividends declared on common stock in 2009 of $28.8 million represented an increase of 9.6% over the prior year.  This growth was mostly a result of the 2.5 million shares issued in the common equity offering completed in the fourth quarter of 2008, as well as dividends per share of $0.88 for 2009 increasing from $0.86 in 2008, a result of quarterly dividends per share being raised from $0.21 to $0.22 (+4.8%) in the third quarter of 2008.  The dividend payout ratio for this year was 69.5% compared to 57.3% in 2008, and 57.1% in 2007.  In 2009 dividends paid increased 9.6% while net income decreased 9.8%.  In 2008 the increase in dividends paid was slightly larger than the 7.1% increase in net income.

Liquidity

Liquidity risk is measured by the Company’s ability to raise cash when needed at a reasonable cost and minimize any loss.  The Company must be capable of meeting all obligations to its customers at any time and, therefore, the active management of its liquidity position is critical.  Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off-balance sheet funds that can be acquired in time of need.  Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with additional sources such as credit lines from correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank.  Other funding alternatives may also be appropriate from time to time, including wholesale and retail repurchase agreements, large certificates of deposit and brokered CD relationships.

The Company’s primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities as a percentage of total assets); and second, a projection of subsequent cash availability over an additional 60 days.  As of December 31, 2009, this ratio was 16.5% and 16.4% for the respective time periods, excluding the Company's capacity to borrow additional funds from the Federal Home Loan Bank and other sources, as compared to the internal policy that requires a minimum of 7.5%.  At December 31, 2009 there is $287 million in additional Federal Home Loan Bank borrowing capacity based on the Company’s year-end collateral levels.  Additionally, the Company has $16 million in unused capacity at the Federal Reserve Bank and $100 million in unused capacity from unsecured lines of credit with other correspondent banks.

In addition to the 30 and 90-day basic surplus/deficit model, longer-term liquidity over a minimum of five years is measured and a liquidity analysis projecting sources and uses of funds is prepared.  To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how liquidity levels could change over time.  This five-year measure reflects ample liquidity for loan and other asset growth over the next five years.

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

Intangible Assets

The changes in intangible assets by reporting segment for the year ended December 31, 2009 are summarized as follows:

Table 7: Intangible Assets

	Balance at	Additions/			Balance at
(000’s omitted)	December 31, 2008	Reclass	Amortization	Impairment	December 31, 2009
Banking Segment
Goodwill	$287,964	($552)	$0	$0	$287,412
Other intangibles	152	0	107	0	45
Core deposit intangibles	22,340	662	7,069	0	15,933
Total	$310,456	$110	$7,176	$0	$303,390
Other Segment
Goodwill	$13,185	$174	$0	$3,079	$10,280
Other intangibles	4,983	12	994	0	4,001
Total	$18,168	$186	$994	$3,079	$14,281

Intangible assets at the end of 2009 totaled $317.7 million, a decrease of $11.0 million from the prior year-end due to $8.2 million of amortization during the year and the $3.1 million charge taken for impairment of goodwill associated with one of the Company’s wealth management businesses, partially offset by $0.3 million of additional intangible assets arising from adjustments to the intangible assets from prior acquisitions of Citizens and HB&T.

Intangible assets consist of goodwill, core deposit value and customer relationships arising from acquisitions.  Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill at December 31, 2009 amounted to $298 million, comprised of $288 million related to banking acquisitions and $10 million arising from the acquisition of financial services businesses.  Goodwill is subjected to periodic impairment analysis to determine whether the carrying value of the acquired net assets exceeds their fair value, which would necessitate a write-down of the goodwill.  The Company completed its goodwill impairment analyses during the first quarters of 2009 and 2008 and no adjustments were necessary on the whole bank and BPAS.  The impairment analysis was based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires the selection of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  Management believes that there is a low probability of future impairment with regard to the goodwill associated with whole-bank, branch and BPAS acquisitions.

The performance of Nottingham (previously Elias Asset Management) weakened subsequent to its acquisition in 2000 as a result of changes in market and competitive conditions.  Its operating performance stabilized in 2006 and improved in 2007 and early 2008, however, the significant declines in the average equity market valuations experienced in 2008 and into 2009, as well as changes in its mix of assets under management resulted in meaningful revenue declines.  In connection with its on-going forecasting and planning analyses, management determined that triggering events had occurred in both the fourth quarter of 2008 and again in the fourth quarter of 2009, and therefore the Nottingham goodwill was tested for impairment in both periods.   Based on the goodwill valuation performed in the fourth quarters of both 2008 and 2009 the Company recognized impairment charges and wrote down the carrying value of the goodwill by $1.7 million in 2008 and $3.1 million in 2009.  Additional declines in Nottingham’s projected operating results may cause future impairment to its remaining $2.5 million goodwill balance.

Core deposit intangibles represent the value of non-time deposits acquired in excess of funding that could have been purchased in the capital markets.  Core deposit intangibles are amortized on either an accelerated or straight-line basis over periods ranging from seven to twenty years.  The recognition of customer relationship intangibles arose due to the acquisitions of ABG, HB&T and Harbridge.  These assets were determined based on a methodology that calculates the present value of the projected future net income derived from the acquired customer base.  These assets are being amortized on an accelerated basis over periods ranging from ten to twelve years.

Loans

The Company’s loans outstanding, by type, as of December 31 are as follows:

Table 8: Loans Outstanding

(000's omitted)	2009	2008	2007	2006	2005
Consumer mortgage	$1,028,805	$1,062,943	$977,553	$912,505	$815,463
Business lending	1,082,753	1,058,846	984,780	960,034	819,605
Consumer installment	987,927	1,014,351	858,722	829,019	776,701
Gross loans	3,099,485	3,136,140	2,821,055	2,701,558	2,411,769
Allowance for loan losses	41,910	39,575	36,427	36,313	32,581
Loans, net of allowance for loan losses	$3,057,575	$3,096,565	$2,784,628	$2,665,245	$2,379,188

As disclosed in Table 8 above, gross loans outstanding of $3.1 billion as of year-end 2009 declined slightly compared to December 31, 2008.  The business lending portfolio grew $23.9 million or 2.3% as compared to year end 2008.  The consumer mortgage portfolio declined $34.1 million, reflective of the Company’s decision to not portfolio lower rate, longer-term assets, but instead sell such originations in 2009 in the secondary market.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $177.8 million in 2009, as compared to $3.7 million during 2008.  The consumer installment portfolio was down $26.4 million or 2.6%, reflective of the lower demand in the automotive industry, as well as lower home equity outstandings related to the lower long-term mortgage rates.

The compounded annual growth rate (“CAGR”) for the Company’s total loan portfolio between 2005 and 2009 was 6.5% comprised of approximately 3.3% organic growth, with the remainder coming from acquisitions.  The greatest overall expansion occurred in the business lending segment, which grew at a 7.2% CAGR (including the impact of acquisitions) over that time frame.  Consumer installment loans consist of home equity and personal loans as well as borrowings originated in automobile, marine and recreational vehicle dealerships.  The consumer mortgage segment grew at a compounded annual growth rate of 6.0% from 2005 to 2009 including acquisitions.  The consumer mortgage growth was primarily driven by robust mortgage refinancing volumes over the last five years, as well as the acquisition of consumer-oriented banks and branches in that time period.  The consumer installment segment grew at a compounded annual growth rate of 6.2% from 2005 to 2009.

The weighting of the components of the Company’s loan portfolio enables it to be highly diversified.  Approximately 65% of loans outstanding at the end of 2009 were made to consumers borrowing on an installment, line of credit or residential mortgage loan basis.  The business lending portfolio is also broadly diversified by industry type as demonstrated by the following distributions at year-end 2009: commercial real estate (26%), healthcare (10%), general services (9%), retail trade (7%), construction (6%), agriculture (8%), manufacturing (7%), motor vehicle and parts dealers (4%), restaurant & lodging (8%), and wholesale trade (4%).  A variety of other industries with less than a 4% share of the total portfolio comprise the remaining 11%.

The consumer mortgage portion of the Company’s loan portfolio is comprised of fixed (97%) and adjustable rate (3%) residential lending and includes no subprime, Alt-A, or other higher risk products.  Consumer mortgages decreased $34.1 million or 3.2% in 2009.  During the year ended December 31, 2009, the Company originated $179.5 million of residential mortgages for sale to others, principally Fannie Mae.  Longer-term, fixed rate residential mortgages sold to investors totaled $177.8 million during 2009.  Consumer mortgage volume has been strong over the last few years due to a decline in long-term interest rates and comparatively stable valuations in the Company’s primary markets.  The Company’s solid performance during a tumultuous period in the overall industry is a reflection of the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain versus sell and service portions of its new mortgage production.

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property is characterized as the Company’s business lending activity.  The business-lending portfolio increased $23.9 million or 2.3% in 2009.  Customer demand has softened somewhat due to economic conditions, but this has been offset to some extent by reduced competition from certain competitors due to their restriction of lending activities as a result of asset quality, liquidity or capital issues. The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has continued to invest in additional personnel, technology and business development resources to further strengthen its capabilities in this key business segment.

Consumer installment loans, both those originated directly (such as personal installment and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), declined $26.4 million or 2.6% from one year ago.  The origination and utilization of consumer installment and home equity loans has faced somewhat softer demand in recent months due to lower consumer spending and deleveraging activities in response to weaker economic conditions.  Declines in both new and used vehicle sales in 2009 adversely impacted the Company’s ability to generate the same level of new loan volume it has in previous years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that improved economic conditions in the future will enable the Company to produce indirect loan growth more in line with longer-term historical experience.

The following table shows the maturities and type of interest rates for business and construction loans as of December 31, 2009:

Table 9:  Maturity Distribution of Business and Construction Loans (1)

(000's omitted)	Maturing in One Year or Less	Maturing After One but Within Five Years	Maturing After Five Years
Commercial, financial and agricultural	$374,889	$547,996	$127,189
Real estate – construction	32,679	-	-
Total	$407,568	$547,996	$127,189

Fixed or predetermined interest rates	$176,659	$339,255	$50,735
Floating or adjustable interest rates	230,909	208,741	76,454
Total	$407,568	$547,996	$127,189

            (1) Scheduled repayments are reported in the maturity category in which the payment is due.

Asset Quality

The following table presents information concerning nonperforming assets as of December 31:

Table 10: Nonperforming Assets

(000's omitted)	2009	2008	2007	2006	2005
Nonaccrual loans
Business lending	$11,207	$6,730	$3,358	$6,580	$8,610
Consumer installment	980	892	922	927	715
Consumer mortgage	4,077	3,500	2,860	2,600	1,532
Total nonaccrual loans	16,264	11,122	7,140	10,107	10,857
Accruing loans 90+ days delinquent
Business lending	662	71	329	298	154
Consumer installment	197	90	108	195	99
Consumer mortgage	891	392	185	714	822
Total accruing loans 90+ days delinquent	1,750	553	622	1,207	1,075
Restructured loans
Business lending	896	1,004	1,126	1,275	1,375
Nonperforming loans
Business lending	12,765	7,805	4,813	8,153	10,139
Consumer installment	1,177	982	1,030	1,122	814
Consumer mortgage	4,968	3,892	3,045	3,314	2,354
Total nonperforming loans	18,910	12,679	8,888	12,589	13,307

Other real estate (OREO)	1,429	1,059	1,007	1,838	1,048
Total nonperforming assets	$20,339	$13,738	$9,895	$14,427	$14,355

Allowance for loan losses / total loans	1.35%	1.26%	1.29%	1.34%	1.35%
Allowance for loan losses / nonperforming loans	222%	312%	410%	288%	245%
Nonperforming loans / total loans	0.61%	0.40%	0.32%	0.47%	0.55%
Nonperforming assets / total loans and other real estate	0.66%	0.44%	0.35%	0.53%	0.59%
Delinquent loans (30 days old to nonaccruing) to total loans	1.48%	1.43%	1.10%	1.33%	1.46%
Loan loss provision to net charge-offs	131%	117%	76%	108%	110%

The Company places a loan on nonaccrual status when the loan becomes ninety days past due or sooner, if management concludes collection of interest is doubtful, except when, in the opinion of management, it is well-collateralized and in the process of collection.  As shown in Table 10 above, nonperforming loans, defined as nonaccruing loans, accruing loans 90 days or more past due and restructured loans ended 2009 at $18.9 million, up approximately $6.2 million from one year earlier.  The ratio of nonperforming loans to total loans increased 21 basis points from the prior year to 0.61%.  The ratio of nonperforming assets (which includes other real estate owned, or “OREO”, in addition to nonperforming loans) to total loans plus OREO increased to 0.66% at year-end 2009, up 22 basis points from one year earlier.  The Company’s success at keeping these ratios at favorable levels despite deteriorating economic conditions was the result of continued focus on maintaining strict underwriting standards, and enhanced collection and recovery efforts.  Had nonaccrual loans for the year ended December 31, 2009 been current in accordance with their original terms, additional interest income of approximately $1.0 million would have been recorded.  At year-end 2009, the Company was managing 18 OREO properties with a value of $1.4 million, as compared to 18 OREO properties with a value of $1.1 million a year earlier.  No single property has a carrying value in excess of $300,000.  This trend also reflects the low level of foreclosure activity in the Company’s markets and its specific portfolio in comparison to national markets.

Approximately 17% of the increase from December 2008 to December 2009 in nonperforming loans is related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area are not experiencing the significant declines in values that other parts of the country have encountered.  However, the economic slowdown, increased unemployment levels and the resulting pressure on consumers and businesses alike have resulted in higher nonperforming levels.  An additional 80% of the increase in nonperforming loans from December 2008 to December 2009 is related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  With the economic downturn, certain business’ financial performance and position have deteriorated and consequently the level of non-accrual loans has risen.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 222% at the end of 2009 compared to 312% at year-end 2008 and 410% at December 31, 2007, reflective of the higher level of nonperforming loans.

Members of senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly, in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the groups consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring the loans, issuing demand letters, or other actions.  The Company’s larger criticized credits are also reviewed on at least a quarterly basis by senior credit administration, special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the entire criticized loan portfolio on a monthly basis.

Total delinquencies, defined as loans 30 days or more past due or in nonaccrual status, finished the current year at 1.48% of total loans outstanding versus 1.43% at the end of 2008.  As of year-end 2009, total delinquency ratios for commercial loans, consumer loans, and real estate mortgages were 1.66%, 1.23%, and 1.53%, respectively.  These measures were 1.73%, 1.27% and 1.28%, respectively, as of December 31, 2008.  Delinquency levels, particularly in the 30 to 89 days category, tend to be somewhat volatile due to their measurement at a point in time, and therefore management believes that it is useful to evaluate this ratio over a longer period.  The average quarter-end delinquency ratio for total loans in 2009 was 1.45%, as compared to an average of 1.20% in 2008 and 1.04% in 2007 reflective of the underlying economic conditions during those time periods.

The changes in the allowance for loan losses for the last five years is as follows:

Table 11: Allowance for Loan Losses Activity

	Years Ended December 31,
(000's omitted except for ratios)	2009	2008	2007	2006	2005

Allowance for loan losses at beginning of period	$39,575	$36,427	$36,313	$32,581	$31,778
Charge-offs:
Business lending	3,324	2,516	1,088	3,787	2,639
Consumer mortgage	498	235	387	344	522
Consumer installment	7,338	6,325	4,965	5,902	8,071
Total charge-offs	11,160	9,076	6,440	10,033	11,232
Recoveries:
Business lending	374	478	844	930	730
Consumer mortgage	28	184	86	107	142
Consumer installment	3,303	2,675	2,873	2,925	2,629
Total recoveries	3,705	3,337	3,803	3,962	3,501

Net charge-offs	7,455	5,739	2,637	6,071	7,731
Provision for loan losses	9,790	6,730	2,004	6,585	8,534
Allowance on acquired loans (1)	0	2,157	747	3,218	0
Allowance for loan losses at end of period	$41,910	$39,575	$36,427	$36,313	$32,581

Amount of loans outstanding at end of period	$3,099,485	$3,136,140	$2,821,055	$2,701,558	$2,411,769
Daily average amount of loans	3,104,808	2,934,790	2,743,804	2,514,173	2,374,832

Net charge-offs / average loans outstanding	0.24%	0.20%	0.10%	0.24%	0.33%

(1)	This addition is attributable to loans acquired from Citizens in 2008, TLNB in 2007, Elmira and ONB in 2006.

As displayed in Table 11 above, total net charge-offs in 2009 were $7.5 million, up $1.7 million from the prior year, due to higher levels of charge-offs in all portfolios; business lending, consumer installment and consumer mortgage.  Net charge-offs in 2008 were $3.1 million higher than 2007’s level, principally due to higher levels of charge-offs in the business lending and consumer installment portfolios, partially offset by a decrease in the consumer mortgage portfolio.

Due to the significant increases in average loan balances over time due to acquisition and organic growth, management believes that net charge-offs as a percent of average loans (“net charge-off ratio”) offers a more meaningful representation of asset quality trends.  The net charge-off ratio for 2009 was up four basis points from 2008 and 14 basis points from 2007’s historically low level of 0.10%.  Gross charge-offs as a percentage of average loans was 0.36% in 2009 as compared to 0.31% in 2008 and 0.23% in 2007.  Continued strong recovery efforts were evidenced by recoveries of $3.7 million in 2009, representing 37% of average gross charge-offs for the latest two years, compared to 43% in 2008 and 46% in 2007.

Business loan net charge-offs increased in 2009, totaling $3.0 million or 0.28% of average business loans outstanding versus $2.0 million or 0.20% in 2008, reflective of the general deterioration in economic conditions.  Consumer installment loan net charge-offs increased to $4.0 million this year from $3.7 million in 2008, with a net charge-off ratio of 0.40% in both years.  Consumer mortgage net charge-offs increased $0.4 million to $0.5 million in 2009, and the net charge-off ratio increased four basis points to 0.05%.

Management continually evaluates the credit quality of the Company’s loan portfolio and conducts a formal review of the allowance for loan losses adequacy on a quarterly basis.  The two primary components of the loan review process that are used to determine proper allowance levels are specific and general loan loss allocations.  Measurement of specific loan loss allocations is typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay.  Impaired loans greater than $0.5 million are evaluated for specific loan loss allocations.  Consumer mortgages and consumer installment loans are considered smaller balance homogeneous loans and are evaluated collectively.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.

The second component of the allowance establishment process, general loan loss allocations, is composed of two calculations that are computed on the four main loan segments: business lending, consumer direct, consumer indirect and residential real estate. The first calculation determines an allowance level based on the latest eight years of historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.  In 2009, the Company developed and utilized more granular historical loss factors on a portfolio specific basis, as well as enhanced its use of both Company specific and macro economic qualitative factors.  These enhancements did not result in a significant change to the determined reserve levels.

The loan loss provision is calculated by subtracting the previous period allowance for loan losses, net of the interim period net charge-offs, from the current required allowance level.  This provision is then recorded in the income statement for that period. Members of senior management and the Audit Committee of the Board of Directors review the adequacy of the allowance for loan losses quarterly.  Management is committed to continually improving the credit assessment and risk management capabilities of the Company and has dedicated the resources necessary to ensure advancement in this critical area of operations.

The allowance for loan losses increased to $41.9 million at year-end 2009 from $39.6 million at the end of 2008.  The $2.3 million increase was primarily due to the higher levels of delinquent and nonperforming loans.  The allowance level was also impacted by the decreased proportion of low-risk consumer mortgage and home equity loans in the overall loan portfolio, as a result of the sale of a majority of the consumer mortgages originated in 2009, a decline in home equity balances and organic growth in business loans.  The ratio of the allowance for loan losses to total loans increased nine basis points to 1.35% for year-end 2009 as compared to 1.26% for 2008 and 1.29% for 2007.  Management believes the year-end 2009 allowance for loan losses to be adequate in light of the probable losses inherent in the Company’s loan portfolio.

The loan loss provision of $9.8 million in 2009 increased by $3.1 million as a result of management’s assessment of the probable losses in the loan portfolio, as discussed above.  The loan loss provision as a percentage of average loans was 0.32% in 2009 as compared to 0.23% in 2008 and 0.07% in 2007.  The loan loss provision was 131% of net charge-offs this year versus 117% in 2008 and 76% in 2007, reflective of assessed risk in the portfolio rising at a faster pace than realized losses.

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

Table 12: Allowance for Loan Losses by Loan Type

	2009		2008		2007		2006		2005
		Loan		Loan		Loan		Loan		Loan
(000's omitted except for ratios)	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix	Allowance	Mix
Consumer mortgage	$1,127	33.2%	$3,298	33.9%	$3,843	34.7%	$3,519	33.8%	$2,991	33.8%
Business lending	23,577	34.9%	18,750	33.8%	17,284	34.9%	17,700	35.5%	15,917	34.0%
Consumer installment	14,038	31.9%	12,226	32.3%	8,260	30.4%	10,258	30.7%	12,005	32.2%
Unallocated	3,168		5,301		7,040		4,836		1,668
Total	$41,910	100.0%	$39,575	100.0%	$36,427	100.0%	$36,313	100.0%	$32,581	100.0%

As demonstrated in Table 12 above and discussed previously, business lending by its nature carries higher credit risk than consumer mortgage or consumer installment loans, and as a result a disproportionate amount of the allowance for loan losses is deemed necessary for this portfolio.  As in prior years, the unallocated allowance is maintained for inherent losses in the portfolio not reflected in the historical loss ratios, model imprecision, and for acquired loan portfolios in the process of being fully integrated at year-end.  The unallocated allowance decreased from $7.0 million in 2007 to $5.3 million in 2008 to $3.2 million in 2009.  The declines in the unallocated portion of the allowance, as well as changes in year-over-year allowance allocations reflect management’s continued refinement of its loss estimation techniques.  However, given the inherent imprecision in the many estimates used in the determination of the allocated portion of the allowance, management deliberately remained cautious and conservative in establishing the overall allowance for loan losses.  Management considers the allocated and unallocated portions of the allowance for loan losses to be prudent and reasonable.  Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan category.

Funding Sources

The Company utilizes a variety of funding sources to support the earning asset base as well as to achieve targeted growth objectives.  Overall funding is comprised of three primary sources that possess a variety of maturity, stability, and price characteristics: deposits of individuals, partnerships and corporations (IPC deposits), collateralized municipal deposits (public funds), and external borrowings.

The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years indicated:
Table 13: Average Deposits

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
(000's omitted, except rates)	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest checking deposits	$686,692	0.00%	$581,271	0.00%	$566,981	0.00%
Interest checking deposits	642,572	0.28%	508,076	0.43%	440,855	0.58%
Regular savings deposits	481,655	0.26%	458,270	0.44%	457,681	0.83%
Money market deposits	710,911	1.18%	398,306	1.72%	329,911	2.20%
Time deposits	1,325,598	2.59%	1,360,275	3.82%	1,457,768	4.39%
Total deposits	$3,847,428	1.19%	$3,306,198	1.91%	$3,253,196	2.39%

As displayed in Table 13 above, total average deposits for 2009 equaled $3.85 billion, up $541.2 million or 16% from the prior year.  Excluding the average deposits acquired from the Citizens branch acquisition, average deposits increased $67.0 million or 2.1%.   Consistent with the Company’s focus on expanding core account relationships and reducing higher cost time deposits, average core deposit balances, excluding the Citizens acquisition, grew $257.5 million or 14% as compared to 2008 while time deposits were allowed to decline $190.5 million or 14%.  Average deposits in 2008 were up $53.0 million or 1.6% from 2007.  Excluding the average deposits acquired from the Citizens branch and TLNB acquisitions, average deposits decreased $49.8 million or 1.6%.

The Company’s funding composition continues to benefit from a high level of non-public deposits, which reached an all-time high in 2009 with an average balance of $3.53 billion, an increase of $450.5 million or 15% over the comparable 2008 period.  The Citizens branch acquisition accounted for $421.9 million of additional non-public deposits.  Non-public, non-time deposits are frequently considered to be a bank’s most attractive source of funding because they are generally stable, do not need to be collateralized, have a relatively low cost, and provide a strong customer base for which a variety of loan, deposit and other financial service-related products can be sold.

Full-year average deposits of local municipalities increased $90.8 million or 40% during 2009, with the Citizens branch acquisition accounting for $52.4 million of the growth in municipal deposits and the remaining increase derived from organic deposit growth.  Municipal deposit balances tend to be more volatile than non-public deposits because they are heavily impacted by the seasonality of tax collection and fiscal spending patterns, as well as the longer-term financial position of the local government entities, which can change significantly from year to year.  The Company is required to collateralize all local government deposits in excess of FDIC coverage with marketable securities from its investment portfolio.  Because of this stipulation, as well as the competitive bidding nature of this product, management considers municipal time deposit funding to be similar to external borrowings and thus prices these products on a consistent basis.

The mix of average deposits in 2009 changed in comparison to 2008.  The weighting of non-time (interest checking, noninterest checking, savings and money market accounts) increased from their 2008 levels, while time deposits’ weighting decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and reducing higher cost time deposits.  The average balance for time deposit accounts decreased from 38.8% of the total deposits in 2008 to 30.9% of total deposits this year.  Average core deposit balances increased from 61.2% of the total deposits in 2008 to 69.1% of total deposits this year.  This shift in mix, combined with lower average interest rates in all interest-bearing deposit product categories caused the cost of interest bearing deposits to decline to 1.45% in 2009, as compared to 2.31% in 2008 and 2.89% in 2007.

The remaining maturities of time deposits in amounts of $100,000 or more outstanding as of December 31 are as follows:

Table 14: Time Deposit > $100,000 Maturities

(000's omitted)	2009	2008
Less than three months	$65,788	$114,842
Three months to six months	62,629	82,037
Six months to one year	66,849	67,924
Over one year	55,162	64,516
Total	$250,428	$329,319

External borrowings are defined as funding sources available on a national market basis, generally requiring some form of collateralization.  Borrowing sources for the Company include the Federal Home Loan Bank of New York and Federal Reserve Bank of New York, as well as access to the repurchase market through established relationships with primary market security dealers.  The Company also had approximately $102 million in fixed and floating-rate subordinated debt outstanding at the end of 2009 that is held by unconsolidated subsidiary trusts.  In the first quarter of 2008, the Company elected to redeem early $25 million of variable-rate trust preferred securities.  The Company also elected to redeem early $30 million of fixed-rate trust preferred securities in January 2007.  In December 2006, the Company completed a sale of $75 million of trust preferred securities.  The securities mature on December 15, 2036 and carry an annual rate equal to the three-month LIBOR rate plus 1.65%.  The Company used the net proceeds of the offering for general corporate purposes including the early call of the $30 million of fixed-rate trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate obligation for a term of five years at a fixed rate of 6.43%.

As shown in Table 15 at year-end 2009 external borrowings totaled $856.8 million, a decrease of $5.8 million from 2008.  External borrowings averaged $859.2 million or 18% of total funding sources for all of 2009 as compared to $901.9 million or 21% of total funding sources for 2008.  The decrease in this ratio was primarily attributable to the net liquidity from the Citizen branch acquisition and strong organic deposit growth throughout the year was used to eliminate short-term borrowings.

As displayed in Table 3 on page 22, the overall mix of funding has shifted in 2009.  The percentage of funding derived from deposits increased to 82% in 2009 from 79% in 2008 and 80% in 2007.  Average FHLB borrowings decreased slightly during 2009, while average deposits increased from both the Citizen acquisition and organic growth.  Average FHLB borrowings increased during 2008 in order to supplement the funding of strong organic loan growth and provide temporary financing for investment purchases made in advance of the significant amount of liquidity that was provided by the Citizens branch acquisition.  In addition, drastically lower short-term external borrowing rates in the latter part of 2008 made this funding alternative more attractive in comparison to other sources such as time deposits, a very different environment than that experienced in 2006 and 2007.  In 2007, the Company took advantage of improving spreads between short-term convertible advances and certain short-term investment opportunities.  This strategy not only produced positive net interest income, but it also served to demonstrate the Company’s ability to freely access liquidity sources despite tightened credit market conditions.  At December 31, 2009 average external borrowings declined $42.8 million from the end of the prior year, as a portion of the new liquidity from the branch acquisition was used to eliminate short-term obligations.

The following table summarizes the outstanding balance of borrowings of the Company as of December 31:

Table 15: Borrowings

(000's omitted, except rates)	2009	2008	2007
Federal funds purchased	$0	$0	$27,285
Federal Home Loan Bank advances	754,739	760,471	774,193
Commercial loans sold with recourse	10	36	52
Capital lease obligation	30	51	74
Subordinated debt held by unconsolidated subsidiary trusts	101,999	101,975	127,724
Balance at end of period	$856,778	$862,533	$929,328

Daily average during the year	$859,155	$901,909	$820,546
Maximum month-end balance	$862,466	$1,080,663	$948,466
Weighted-average rate during the year	4.37%	4.35%	5.19%
Weighted-average year-end rate	3.88%	4.13%	4.58%

The following table shows the contractual maturities of various obligations as of December 31, 2009:

Table 16: Maturities of Contractual Obligations

		Maturing	Maturing
	Maturing	After One	After Three
	Within	Year but	Years but	Maturing
	One Year	Within	Within	After
(000's omitted)	Or Less	Three Years	Five Years	Five Years	Total
Federal Home Loan Bank advances	$26,125	$0	$614	$728,000	$754,739
Subordinated debt held by unconsolidated subsidiary trusts	0	0	0	101,999	101,999
Commercial loans sold with recourse	0	0	30	0	30
Purchase obligations, primarily premises and equipment	4,300	0	0	0	4,300
Capital lease obligation	0	10	0	0	10
Operating leases	4,039	6,571	3,748	4,886	19,244
Unrecognized tax benefits	552	0	156	0	708
Total	$35,016	$6,581	$4,548	$834,885	$881,030

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  These commitments consist principally of unused commercial and consumer credit lines.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party.  The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies.  Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.  The fair value of these commitments is immaterial for disclosure.

The contract amount of these off-balance sheet financial instruments as of December 31 is as follows:

Table 17: Off-Balance Sheet Financial Instruments

(000's omitted)	2009	2008
Commitments to extend credit	$573,179	$523,017
Standby letters of credit	19,121	13,209
Total	$592,300	$536,226

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

The book value of the Company’s investment portfolio increased  $99.4 million to  $1.474 billion at year-end 2009.  Average investment balances including cash equivalents (book value basis) for 2009 increased $315.7 million or 23% versus the prior year.  Investment interest income in 2009 was $0.3 million or 0.4% higher than the prior year as a result of the higher average balances in the portfolio, partially offset by a 108-basis point decrease in the average investment yield from 5.81% to 4.73%.  This was primarily due to increased holdings of lower yielding cash instruments as the Company maintains a liquid position in anticipation of improved investment opportunities in future periods.

In 2008 cash flows from maturing investments were used to fund loan growth rather than be reinvested at unfavorable market rates in the first half of the year.  In the latter half of the year, the Company took advantage of favorable market conditions to purchase investments in advance of the liquidity provided by the Citizens branch acquisition in November 2008.  Throughout 2009, cash equivalents remained above historical levels, as the Company maintained the liquidity provided in the Citizens acquisition and organic deposit growth in anticipation of improved investment opportunities in future periods.  A portion of the liquidity generated was deployed during 2009 through the purchase of $463.7 million of securities, principally GNMA mortgage-backed, obligations of state and political subdivisions and U.S. Treasury Notes.

Other than the pooled trust preferred securities discussed below, the investment portfolio has limited credit risk due to the composition continuing to heavily favor U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs, U.S. Agency CMOs and municipal bonds.  The U.S. Agency debentures, U.S. Agency mortgage-backed pass-throughs and U.S. Agency CMOs are all AAA-rated (highest possible rating).  The majority of the municipal bonds are AA-rated.  The portfolio does not include any private label mortgage backed securities (MBSs) or private label collateralized mortgage obligations (CMOs).   The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of mortgage-backed securities and a decrease in the proportion of U.S. Treasury and agency securities and small decreases in all other security categories.

Seventy-seven percent of the investment portfolio was classified as available-for-sale at year-end 2009 versus 94% at the end of 2008 due to the purchase of $369.4 million of securities that were categorized as held to maturity.  The net pre-tax market value gain over book value for the available-for-sale portfolio as of December 31, 2009 was $12.7 million, down $7.3 million from one year earlier.  This decrease is indicative of the interest rate movements and changing spreads during the respective time periods and the changes in the size and composition of the portfolio.

The following table sets forth the amortized cost and market value for the Company's investment securities portfolio:

Table 18: Investment Securities

	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$153,761	$155,408	$61,910	$64,268	$127,055	$127,382
Government agency mortgage-backed securities	112,162	114,125	0	0	0	0
Obligations of state and political subdivisions	69,939	71,325	15,784	16,004	6,207	6,289
Other securities	74	74	101	101	76	76
Total held-to-maturity portfolio	335,936	340,932	77,795	80,373	133,338	133,747

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	302,430	321,740	382,301	411,783	432,832	438,526
Obligations of state and political subdivisions	462,161	475,410	538,008	547,939	532,431	543,963
Corporate debt securities	35,561	37,117	35,596	35,152	40,457	40,270
Government agency collateralized mortgage obligations	10,917	11,484	25,464	25,700	34,451	34,512
Pooled trust preferred securities	71,002	44,014	72,535	49,865	73,089	72,300
Government agency mortgage-backed securities	201,361	206,407	188,560	192,054	72,655	73,525
Marketable equity securities	379	375	393	393	407	407
Available-for-sale portfolio	1,083,811	1,096,547	1,242,857	1,262,886	1,186,322	1,203,503
Net unrealized gain on available-for-sale portfolio	12,736	0	20,029	0	17,181	0
Total available-for-sale portfolio	1,096,547	1,096,547	1,262,886	1,262,886	1,203,503	1,203,503
Other Securities:
Federal Home Loan Bank common stock	38,410	38,410	38,056	38,056	39,770	39,770
Federal Reserve Bank common stock	12,378	12,378	12,383	12,383	10,582	10,582
Other equity securities	3,856	3,856	3,891	3,891	4,679	4,679
Total other securities	54,644	54,644	54,330	54,330	55,031	55,031

Total	$1,487,127	$1,492,123	$1,395,011	$1,397,589	$1,391,872	$1,392,281

Included in the available-for-sale portfolio, as detailed in Table 18, are pooled trust preferred, class A-1 securities with a current par value of $72.7 million and unrealized losses of $27.0 million at December 31, 2009.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 33% - 41% of the underlying collateral would have to be in deferral or default concurrently to result in the non-receipt of contractual cash flows.  The market for these securities at December 31, 2009 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

The Company does not consider these investments to be other-than temporarily impaired as of December 31, 2009.  In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other than temporary impairment did not exist at December 31, 2009.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s average earning assets for the year ending December 31, 2009 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change those evaluations.

Table 19: Pooled Trust Preferred Securities as of December 31, 2009

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 12/31/09	$22,986	$23,606	$24,409
Fair value at 12/31/09	14,102	14,514	15,398
Unrealized loss at 12/31/09	$8,884	$9,092	$9,011
Rating (Moody’s/Fitch/S&P)	(Ba1/A/BB)	(A3/AA/BBB-)	(A3/A/BBB-)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	25.0%	21.2%	16.1%
Excess subordination	30.2%	35.2%	38.6%

The following table sets forth as of December 31, 2009, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for scheduled maturity of each security:

Table 20: Maturities of Investment Securities

		Maturing	Maturing
	Maturing	After One	After Five		Total
	Within	Year but	Years but	Maturing	Amortized
	One Year	Within	Within	After	Cost/Book
(000's omitted, except rates)	or Less	Five Years	Ten Years	Ten Years	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$0	$47,399	$106,362	$0	$153,761
Mortgage-backed securities(2)	0	0	0	112,162	112,162
Obligations of state and political subdivisions	14,303	1,307	1,263	53,066	69,939
Other securities	0	44	30	0	74
Held-to-maturity portfolio	$14,303	$48,750	$107,655	$165,228	$335,936

Weighted-average yield (1)	3.37%	3.38%	3.46%	3.07%	3.25%

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$14,447	$80,687	$155,672	$51,624	$302,430
Obligations of state and political subdivisions	24,034	136,265	160,596	141,266	462,161
Pooled trust preferred	0	0	0	71,002	71,002
Corporate debt securities	9,998	15,581	9,982	0	35,561
Collateralized mortgage obligations (2)	2,004	0	8,003	910	10,917
Mortgage-backed securities (2)	20	156	5,140	196,045	201,361
Available-for-sale portfolio	$50,503	$232,689	$339,393	$460,847	$1,083,432

Weighted-average yield (1)	4.07%	4.30%	4.80%	4.40%	4.49%

(1) Weighted-average yields are an arithmetic computation of income (not fully tax-equivalent adjusted) divided by average balance; they may differ from the yield to maturity, which considers the time value of money.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” Section of Note A of the notes to the consolidated financial statements on page 55 for additional accounting pronouncements.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes; (8) the implementation of the new core processing system;  (9) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith;  (10) the ability to maintain and increase market share and control expenses;  (11) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and accounting principles generally accepted in the United States;  (12) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (13) the costs and effects of litigation and of any adverse outcome in such litigation; (14) other risk factors outlined in the Company’s filings with the Securities and Exchange Commission from time to time; and (15) the success of the Company at managing the risks of the foregoing.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk. Credit risk associated with the Company’s loan portfolio has been previously discussed in the asset quality section of Management’s Discussion and Analysis of Financial Condition and Results of Operations starting on page 32.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 39, the Company has a minimal amount of credit risk in the remainder of its investment portfolio because over three quarters of the remaining fixed-income securities in the portfolio are AA or higher rated.  The Company does not have any material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the Loan Asset/Liability Committee (“ALCO”), which meets each month.  The committee is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.

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

Income Simulation
Income simulation is tested on a wide variety of balance sheet and treasury yield curve scenarios.  The simulation projects changes in net interest income, which are caused by the effect of changes in interest rates.  The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments.  Loan and deposit growth rate assumptions are derived from management's outlook, as are the assumptions used for new loan yields and deposit rates.  Loan prepayment speeds are based on a combination of current industry averages and internal historical prepayments.  Balance sheet and yield curve assumptions are analyzed and reviewed by the ALCO Committee regularly.

The following table reflects the Company's one-year net interest income sensitivity, using December 31, 2009 asset and liability levels as a starting point.

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

Net Interest Income Sensitivity Model

	Calculated increase (decrease) in Projected
	Net Interest Income at December 31
Changes in Interest Rates	2009	2008
+200 basis points	$5,757,000	$2,261,000
0 basis points (normalized yield curve)	($3,139,000)	($2,735,000)

In the 2009 and 2008 models, the rising rate environment reflects an increase in net interest income (“NII”) from a flat rate environment while there is interest rate risk exposure if rates were to move to a historical normalized yield curve.  The increase in a rising rate environment is largely due to slower investment cash flows, a higher reinvestment rate and the repricing of assets to higher rates offset by the increase of liability rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

For the 2009 and 2008 models, the Bank continues to show interest rate risk exposure if the yield curve shifts to a normalized level despite Fed Funds trading at a range of 0 – 25 basis points.  In the 0 basis point model (normalized yield curve), longer-term rates are lowered to levels more consistent with historical norms.  In this model, net interest income declines during the first twelve months as investment cash flows increase, assets reprice to lower rates and corresponding liabilities are assumed to remain constant.  Despite Federal Funds trading near 0%, the Company believes long-term treasury rates could potentially fall further, and thus, the (normalized yield curve) model tests the impact of this lower treasury rate scenario.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and independent auditor’s reports of Community Bank System, Inc. are contained on pages 45 through 82 of this item.

•	Consolidated Statements of Condition,
December 31, 2009 and 2008

•	Consolidated Statements of Income,
Years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Changes in Shareholders' Equity,
Years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Comprehensive Income,
Years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Cash Flows,
Years ended December 31, 2009, 2008, and 2007

•	Notes to Consolidated Financial Statements,
December 31, 2009

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

Quarterly Selected Data (Unaudited) for 2009 and 2008 are contained on page 83.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands, Except Share Data)

	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$361,876	$213,753

Available-for-sale investment securities (cost of $1,083,811 and $1,242,857 respectively)	1,096,547	1,262,886
Held-to-maturity investment securities (fair value of $340,932 and $80,373)	335,936	77,795
Other securities, at cost	54,644	54,330
Total investment securities	1,487,127	1,395,011

Loans held for sale	1,779	-

Loans	3,099,485	3,136,140
Allowance for loan losses	(41,910)	(39,575)
Net loans	3,057,575	3,096,565

Core deposit intangibles, net	15,933	22,340
Goodwill	297,692	301,149
Other intangibles, net	4,046	5,135
Intangible assets, net	317,671	328,624

Premises and equipment, net	76,896	73,294
Accrued interest receivable	25,139	26,077
Other assets	74,750	41,228

Total assets	$5,402,813	$5,174,552

Liabilities:
Noninterest-bearing deposits	$736,816	$638,558
Interest-bearing deposits	3,187,670	3,062,254
Total deposits	3,924,486	3,700,812

Borrowings	754,779	760,558
Subordinated debt held by unconsolidated subsidiary trusts	101,999	101,975
Accrued interest and other liabilities	55,852	66,556
Total liabilities	4,837,116	4,629,901

Commitments and contingencies (See Note N)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 33,630,700 and	33,631	33,468
33,468,215 shares issued, respectively
Additional paid-in capital	216,481	212,400
Retained earnings	342,539	329,914
Accumulated other comprehensive loss	(8,784)	(12,864)
Treasury stock, at cost (830,392 and 834,811 shares, respectively)	(18,170)	(18,267)
Total shareholders' equity	565,697	544,651

Total liabilities and shareholders' equity	$5,402,813	$5,174,552

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Data)

	Years Ended December 31,
	2009	2008	2007
Interest income:
Interest and fees on loans	$185,119	$186,833	$186,784
Interest and dividends on taxable investments	40,030	41,022	48,032
Interest and dividends on nontaxable investments	23,633	23,004	21,421
Total interest income	248,782	250,859	256,237

Interest expense:
Interest on deposits	45,776	63,080	77,682
Interest on borrowings	31,353	32,368	32,645
Interest on subordinated debt held by unconsolidated subsidiary trusts	6,153	6,904	9,936
Total interest expense	83,282	102,352	120,263

Net interest income	165,500	148,507	135,974
Less: provision for loan losses	9,790	6,730	2,004
Net interest income after provision for loan losses	155,710	141,777	133,970

Noninterest income:
Deposit service fees	41,285	35,598	32,012
Other banking services	5,841	3,210	3,284
Benefit trust, administration, consulting and actuarial fees	27,771	25,788	19,700
Trust, investment and asset management fees	8,631	8,648	8,264
Gain (loss) on investment securities and debt extinguishments	7	230	(9,974)
Total noninterest income	83,535	73,474	53,286

Operating expenses:
Salaries and employee benefits	92,690	82,962	75,714
Occupancy and equipment	23,185	21,256	18,961
Data processing and communications	20,684	16,831	15,691
Amortization of intangible assets	8,170	6,906	6,269
Legal and professional fees	5,240	4,565	4,987
Office supplies and postage	5,243	5,077	4,303
Business development and marketing	6,086	5,288	5,420
FDIC insurance premiums	8,610	1,678	435
Goodwill impairment	3,079	1,745	0
Special charges/acquisition expenses	1,716	1,399	382
Other	11,475	10,855	9,912
Total operating expenses	186,178	158,562	142,074

Income before income taxes	53,067	56,689	45,182
Income taxes	11,622	10,749	2,291
Net income	$41,445	$45,940	$42,891

Basic earnings per share	$1.26	$1.50	$1.43
Diluted earnings per share	$1.26	$1.49	$1.42
Cash dividends declared per share	$0.88	$0.86	$0.82

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2007, 2008 and 2009
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)/Income	Stock	Total

Balance at December 31, 2006	30,020,159	$32,773	$203,197	$291,871	($4,697)	($61,616)	$461,528
Net income				42,891			42,891
Other comprehensive income, net of tax					5,399		5,399
Dividends declared:
Common, $0.82 per share				(24,481)			(24,481)
Common stock issued under employee stock plan, including tax benefits of $409	226,224	227	3,055				3,282
Stock-based compensation			2,177				2,177
Treasury stock purchased	(611,650)					(12,012)	(12,012)
Balance at December 31, 2007	29,634,733	$33,000	$208,429	$310,281	$702	($73,628)	478,784
Net income				45,940			45,940
Other comprehensive income, net of tax					(13,566)		(13,566)
Dividends declared:
Common, $0.86 per share				(26,307)			(26,307)
Common stock issued under employee stock plan, including tax benefits of $926	468,671	468	7,846				8,314
Stock-based compensation			2,035				2,035
Common stock issuance	2,530,000		(5,910)			55,361	49,451
Balance at December 31, 2008	32,633,404	$33,468	$212,400	$329,914	($12,864)	($18,267)	544,651
Net income				41,445			41,445
Other comprehensive income, net of tax					4,080		4,080
Dividends declared:
Common, $0.88 per share				(28,820)			(28,820)
Common stock issued under employee stock plan, including tax benefits of $213	166,904	163	1,819			97	2,079
Stock-based compensation			2,262				2,262
Balance at December 31, 2009	32,800,308	$33,631	$216,481	$342,539	($8,784)	($18,170)	$565,697

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2009	2008	2007
Change in accumulated unrealized gains (losses) for pension and other postretirement obligations	$12,434	($21,503)	$2,005
Change in unrealized gains and (losses) on derivative instruments used in cash flow hedging relationships	1,628	(4,476)	(2,994)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(7,286)	3,077	9,376
Reclassification adjustment for (gains) losses included in net income	(7)	(230)	22
Other comprehensive gain (loss), before tax	6,769	(23,132)	8,409
Income tax (expense) benefit related to other comprehensive loss	(2,689)	9,566	(3,010)
Other comprehensive gain (loss) income, net of tax	4,080	(13,566)	5,399
Net income	41,445	45,940	42,891
Comprehensive income	$45,525	$32,374	$48,290

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$41,445	$45,940	$42,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,299	9,463	9,323
Amortization of intangible assets	8,170	6,906	6,269
Impairment of goodwill	3,079	1,745	0
Net amortization(accretion) of premiums & discounts on securities, loans and borrowings	2,141	(926)	(6,938)
Stock-based compensation	2,262	2,035	2,177
Provision for loan losses	9,790	6,730	2,004
Provision for deferred income taxes	3,434	3,999	742
Amortization of mortgage servicing rights	731	660	802
Income on bank-owned life insurance policies	(476)	(637)	(451)
(Gain)/loss on investment securities and debt extinguishments	(7)	(230)	9,955
Net gain on sale of loans and other assets	(1,098)	(75)	(118)
Net change in loans originated for sale	1,092	51	120
Change in other operating assets and liabilities	(37,566)	(19,158)	(14,760)
Net cash provided by operating activities	43,296	56,503	52,016
Investing activities:
Proceeds from sales of available-for-sale investment securities	27	21,613	1,219
Proceeds from sales of other securities	0	816	268
Proceeds from maturities of held-to-maturity investment securities	108,927	70,192	12,315
Proceeds from maturities of available-for-sale investment securities	253,629	324,888	564,351
Purchases of held-to-maturity investment securities	(369,374)	(14,794)	(4,780)
Purchases of available-for-sale investment securities	(94,339)	(401,727)	(683,609)
Purchases of other securities	(390)	(102)	(7,179)
Net decrease/(increase) in loans	29,200	(210,031)	(66,610)
Cash (paid)/received for acquisitions, net of cash acquired of $0, $2,610, and $21,873	(358)	372,779	(12,499)
Capital expenditures	(13,894)	(10,997)	(9,777)
Net cash provided by/(used in) by investing activities	(86,572)	152,637	(206,301)
Financing activities:
Net change in noninterest checking, checking, and savings accounts	491,821	66,090	10,379
Net change in time deposits	(268,147)	(158,790)	(34,334)
Net change in borrowings (net of payments of $298, $799 and $150,845)	(5,779)	(66,834)	118,907
Cash paid for extinguishment of debt	0	0	(9,344)
Issuance of common stock	2,079	57,765	3,282
Purchase of treasury stock	0	0	(12,012)
Cash dividends paid	(28,788)	(25,367)	(24,231)
Tax benefits from share-based payment arrangements	213	926	409
Net cash provided by/(used in) financing activities	191,399	(126,210)	53,076
Change in cash and cash equivalents	148,123	82,930	(101,209)
Cash and cash equivalents at beginning of year	213,753	130,823	232,032
Cash and cash equivalents at end of year	$361,876	$213,753	$130,823
Supplemental disclosures of cash flow information:
Cash paid for interest	$85,011	$104,396	$122,071
Cash paid for income taxes	5,434	9,855	8,985
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,211	7,179	6,239
Transfers from loans to other real estate	2,373	1,284	1,608
Acquisitions:
Fair value of assets acquired, excluding acquired cash and intangibles	63	111,836	87,910
Fair value of liabilities assumed	0	565,674	91,665

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Community Bank System, Inc. (the “Company”) is a single bank holding company which wholly-owns five consolidated subsidiaries: Community Bank, N.A. (the “Bank”), Benefit Plans Administrative Services, Inc. (“BPAS”), CFSI Closeout Corp. (“CFSICC”), First of Jermyn Realty Co. (“FJRC”), and Town & Country Agency LLC (“T&C”).  BPAS owns three subsidiaries, Benefit Plans Administrative Services LLC, Harbridge Consulting Group LLC, and Hand Benefits & Trust, Inc. (“HB&T”), which owns two subsidiaries Hand Securities Inc. (“HSI”), and Flex Corporation (“Flex”).  BPAS provides administration, consulting and actuarial services to sponsors of employee benefit plans.  CFSICC, FJRC and T&C are inactive companies.  The Company also wholly-owns two unconsolidated subsidiary business trusts formed for the purpose of issuing mandatorily redeemable preferred securities which are considered Tier I capital under regulatory capital adequacy guidelines  (see Note P).

The Bank operates 147 customer facilities throughout 28 counties of Upstate New York, where it operates as Community Bank, N.A. and five counties of Northeastern Pennsylvania, where it is known as First Liberty Bank & Trust, offering a range of commercial and retail banking services.  The Bank owns the following subsidiaries: Community Investment Services, Inc. (“CISI”), CBNA Treasury Management Corporation (“TMC”), CBNA Preferred Funding Corporation (“PFC”), Nottingham Advisors, Inc. (“Nottingham”), First Liberty Service Corp. (“FLSC”), Brilie Corporation (“Brilie”) and CBNA Insurance Agency (“CBNA Insurance”).  CISI provides broker-dealer and investment advisory services.  TMC provides cash management, investment, and treasury services to the Bank.  PFC primarily is an investor in residential real estate loans.  Nottingham provides asset management services to individuals, corporate pension and profit sharing plans, and foundations.  FLSC provides banking-related services to the Pennsylvania branches of the Bank.   CBNA Insurance is a full service insurance agency offering primarily property and casualty products.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Variable Interest Entities  (“VIE”) are required to be consolidated by a company if that company is subject to a majority of the risk of loss or receives a majority of the entity’s residual returns or both.  The Company’s wholly-owned subsidiaries, Community Capital Trusts III and IV, are VIEs for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

Critical Accounting Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Critical accounting estimates include the allowance for loan losses, actuarial assumptions associated with the pension, post-retirement and other employee benefit plans, the provision for income taxes, investment valuation and other-than-temporary impairment, and the carrying value of goodwill and other intangible assets.

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

Revenue Recognition
The Company recognizes income on an accrual basis. CISI recognizes fee income when investment and insurance products are sold to customers.  Nottingham provides asset management services to brokerage firms and clients and recognizes income ratably over the contract period during which service is performed.  Revenue from BPA’s administration and recordkeeping services is recognized ratably over the service contract period.  Revenue from consulting and actuarial services is recognized when services are rendered.  CBNA Insurance recognizes commission revenue at the later of the effective date of the insurance policy, or the date on which the policy premium is billed to the customer.  At that date, the earnings process has been completed and the impact of refunds for policy cancellations can be reasonably estimated to establish reserves. The reserve for policy cancellations is based upon historical cancellation experience adjusted for known circumstances. All intercompany revenue and expense among related entities are eliminated in consolidation.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and highly liquid investments with original maturities of less than ninety days.  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at December 31, 2009.  Certain equity securities are stated at cost and include restricted stock of the Federal Reserve Bank of New York and Federal Home Loan Bank of New York.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.

Investment securities are reviewed regularly for other-than-temporary impairment.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery.    In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.   If an equity security is deemed other-than-temporarily impaired, the full impairment is considered credit related and a charge to earnings would be recorded.

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

Derivative Financial Instruments
The Company utilizes interest rate swap agreements, considered to be cash flow hedges, as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of interest-bearing liabilities. These derivative instruments are required to be carried at fair value on the balance sheet.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of income tax effect.  Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged transaction affects earnings.  Derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the income statement.  At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the cash flow hedge.  If it is determined that a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

Loans
Loans are stated at unpaid principal balances, net of unearned income.  Mortgage loans held for sale are carried at fair value and are included in loans held for sale. Fair values for variable rate loans that reprice frequently are based on carrying values.  Fair values for fixed rate loans are estimated using discounted cash flows and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The carrying amount of accrued interest approximates its fair value.

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

Commercial loans greater than $0.5 million are evaluated individually for impairment.  A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based upon the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral-dependent.

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

Allowance for Loan Losses
Management continually evaluates the credit quality of the Company’s loan portfolio, and performs a formal review of the adequacy of the allowance for loan losses on a quarterly basis.  The allowance reflects management’s best estimate of probable losses incurred in the loan portfolio.  Determination of the allowance is subjective in nature and requires significant estimates.   The Company’s allowance methodology consists of two broad components - general and specific loan loss allocations.

The general loan loss allocation is composed of two calculations that are computed on five main loan categories: commercial, consumer direct, consumer indirect, home equity and residential real estate.  The first calculation determines an allowance level based on historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.  In 2009, the Company developed and utilized more granular historical loss factors on a portfolio specific basis, as well as enhanced its use of both Company specific and macro economic qualitative factors.  These enhancements did not result in a significant change to the determined reserve levels.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Intangible Assets
Intangible assets include core deposit intangibles, customer relationship intangibles and goodwill arising from acquisitions. Core deposit intangibles and customer relationship intangibles are amortized on either an accelerated or straight-line basis over periods ranging from 8 to 20 years. The initial and ongoing carrying value of goodwill and other intangible assets is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires use of a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums, and company-specific risk indicators.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation.  Computer software costs that are capitalized only include external direct costs of obtaining and installing the software.  The Company has not developed any internal use software.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Useful lives range from five to ten years for equipment; three to five years for software and hardware; and 10 to 40 years for building and building improvements.  Land improvements are depreciated over 15 years and leasehold improvements are amortized over the shorter of the term of the respective lease plus any optional renewal periods that are reasonably assured or life of the asset. Maintenance and repairs are charged to expense as incurred.

Other Real Estate
Other real estate owned is comprised of properties acquired through foreclosure, or by deed in lieu of foreclosure.  These assets are carried at the lower of cost or fair value less estimated costs of disposal.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating costs associated with the properties are charged to expense as incurred.  At December 31, 2009 and 2008, other real estate, included in other assets, amounted to $1.4 million and $1.1 million, respectively.

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

Treasury Stock
Repurchases of shares of the Company’s common stock are recorded at cost as a reduction of shareholders’ equity.  Reissuance of shares of treasury stock is recorded at average cost.

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

Advertising
Advertising costs amounting to approximately $2.7 million, $2.2 million and $2.4 million for the years ending December 31, 2009, 2008 and 2007, respectively, are nondirect response in nature and expensed as incurred.

Earnings Per Share
Effective January 1, 2009, the Company adopted new authoritative accounting guidance under ASC 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company has determined that its unvested restricted stock awards are participating securities.  Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by ASC 260.  All previously reported earnings per share data has been retroactively adjusted to conform to the new computation method, resulting in minimal changes.

Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options where the exercised price was greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive.

Stock-based Compensation
Companies are required to measure and record compensation expense for stock options and other share-based payments on the instruments’ fair value on the date of grant.  The Company uses the modified prospective method.  Under this method, expense is recognized for awards that are granted, modified, or settled after December 31, 2005, as well as for unvested awards that were granted prior to January 1, 2006.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards (see Note L).

Fair Values of Financial Instruments
The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from this disclosure requirement.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair values of investment securities, loans, deposits, and borrowings have been disclosed in footnote R.

Subsequent Events
Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  The Company has evaluated subsequent events through the time of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which adds disclosure requirements about transfers into and out of Levels 1, 2 and 3, clarifies existing fair value disclosure requirements about the appropriate level of disaggregation, and clarifies that a description of the valuation technique and inputs used to measure fair value is required for recurring, nonrecurring and Level 2 and 3 fair value measurements.  These provisions are effective for reporting periods ending March 31, 2010 and will not impact the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting and disclosures for transfers of financial assets.  It established a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this guidance will not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance related to financial companies involved with variable interest entities.  Companies are now required to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also required is an ongoing reconsideration of the primary beneficiary, as well as amendments regarding the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. The guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this guidance will not impact the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This guidance became effective as of October 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

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

Alliance Benefit Group MidAtlantic
On July 7, 2008, BPAS acquired the Philadelphia division of Alliance Benefit Group MidAtlantic (“ABG”) from BenefitStreet, Inc. in an all cash transaction.  ABG provides retirement plan consulting, daily valuation administration, actuarial and ancillary support services.  The results of ABG’s operations have been included in the consolidated financial statements since that date.

Hand Benefits & Trust, Inc.
On May 18, 2007, BPAS acquired HB&T, a Houston, Texas based provider of employee benefit plan administration and trust services, in an all cash transaction.  The results of HB&T’s operations have been included in the consolidated financial statements since that date.

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

2008 Acquisition Summary
The purchase price allocation of the assets acquired and liabilities assumed, including capitalized acquisition costs, for the acquisitions of Citizens and ABG, and minor adjustments to the intangible assets from prior acquisitions is as follows:

(000’s omitted)
Cash and cash equivalents	$ 2,610
Loans, net of allowance for loan losses	108,633
Premises and equipment, net	2,717
Other assets	1,091
Core deposit intangibles	9,209
Customer list intangible	3,592
Goodwill	67,493
Total assets acquired	195,345
Deposits	565,045
Borrowings	14
Other liabilities	938
Total liabilities assumed	565,997
Net liabilities assumed	$ 370,652

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31 are as follows:

	2009				2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$153,761	$2,185	$538	$155,408	$61,910	$2,358	$0	$64,268
Government agency mortgage-backed securities	112,162	1,963	0	114,125	0	0	0	0
Obligations of state and political subdivisions	69,939	3,459	110	71,325	15,784	220	0	16,004
Other securities	74	0	0	74	101	0	0	101
Total held-to-maturity portfolio	335,936	$7,607	$648	340,932	77,795	$2,578	$0	80,373

Available-for-Sale Portfolio:
U.S. treasury and agency securities	302,430	$19,339	$29	321,740	382,301	$29,482	$0	411,783
Obligations of state and political subdivisions	462,161	15,132	1,883	475,410	538,008	13,537	3,606	547,939
Corporate debt securities	35,561	1,556	0	37,117	35,596	333	777	35,152
Government agency collateralized mortgage obligations	10,917	567	0	11,484	25,464	236	0	25,700
Pooled trust preferred securities	71,002	0	26,987	44,014	72,535	0	22,670	49,865
Government agency mortgage-backed securities	201,361	6,088	1,041	206,407	188,560	4,234	740	192,054
Marketable equity securities	379	2	6	375	393	0	0	393
Subtotal	1,083,811	42,684	29,946	1,096,547	1,242,857	47,822	27,793	1,262,886
Net unrealized gain on available-for-sale portfolio	12,736			–	20,029			–
Total available-for-sale portfolio	1,096,547	$42,684	$29,946	1,096,547	1,262,886	$47,822	$27,793	1,262,886
Other Securities:
Federal Home Loan Bank	38,410			38,410	38,056			38,056
Federal Reserve Bank	12,378			12,378	12,383			12,383
Other equity securities	3,856			3,856	3,891			3,891
Total other securities	54,644			54,644	54,330			54,330

Total	$1,487,127			$1,492,123	$1,395,011			$1,397,589

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$67,435	$538	$0	$0	$67,435	$538
Obligations of state and political subdivisions	10,408	110	0	0	10,408	110
Total available-for-sale portfolio	77,843	648	0	0	77,843	648

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	31,179	854	4,074	1,029	35,253	1,883
U.S. treasury and agency securities	973	29	0	0	973	29
Pooled trust preferred securities	0	0	44,014	26,987	44,014	26,987
Government agency mortgage-backed securities	32,636	522	6,403	519	39,039	1,041
Marketable equity securities	19	6	0	0	19	6
Total available-for-sale portfolio	64,807	1,411	54,491	28,535	119,298	29,946

Total investment portfolio	$142,650	$2,059	$54,491	$28,535	$197,141	$30,594

As of December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Portfolio:
Obligations of state and political subdivisions	$61,879	$3,126	$7,419	$479	$69,298	$3,605
Corporate debt securities	10,897	681	1,903	97	12,800	778
Pooled trust preferred securities	0	0	49,865	22,670	49,865	22,670
Government agency mortgage-backed securities	24,897	738	338	2	25,235	740
Total available-for-sale portfolio	$97,673	$4,545	$59,525	$23,248	$157,198	$27,793

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current par value of $72.7 million and unrealized losses of $27.0 million at December 31, 2009.  The underlying collateral of these assets are principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  An additional 33% - 41% of the underlying collateral would have to be in deferral or default concurrently to result in thenon-receipt of contractual cash flows.

In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other than temporary impairment did not exist at December 31, 2009.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the underlying security.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Due in one year or less	$14,303	$14,513	$47,476	$48,037
Due after one through five years	48,750	49,815	232,533	245,007
Due after five years through ten years	107,655	108,360	327,253	343,830
Due after ten years	53,066	54,119	263,892	241,407
Subtotal	223,774	226,807	871,154	878,281
Collateralized mortgage obligations	0	0	10,917	11,484
Mortgage-backed securities	112,162	114,125	201,361	206,407
Total	$335,936	$340,932	$1,083,432	$1,096,172

Cash flow information on investment securities for the years ended December 31 is as follows:

(000's omitted)	2009	2008	2007
Proceeds from the sales of investment securities	$297	$21,667	$15,900
Gross gains on sales of investment securities	7	559	22
Gross losses on sales of investment securities	0	329	0
Proceeds from the maturities of mortgage-backed securities and CMO's	101,176	25,742	23,198
Purchases of mortgage-backed securities and CMO's	214,275	132,505	10,923

Investment securities with a carrying value of $810.8 million and $719.8 million at December 31, 2009 and 2008, respectively, were pledged to collateralize certain deposits and borrowings.

NOTE D:  LOANS

Major classifications of loans at December 31 are summarized as follows:

(000's omitted)	2009	2008
Consumer mortgage	$1,028,805	$1,062,943
Business lending	1,082,753	1,058,846
Consumer installment	987,927	1,014,351
Gross loans, net of deferred origination costs	3,099,485	3,136,140
Allowance for loan losses	41,910	39,575
Loans, net of allowance for loan losses	$3,057,575	$3,096,565

Nonaccrual loans of $17.2 million and $12.1 million and accruing loans ninety days past due of $1.8 million and $0.6 million at December 31, 2009 and 2008, respectively, are included in net loans.   The Company had approximately $12.0 million and $13.2 million of net deferred loan origination costs as of December 31, 2009 and 2008, respectively.

Changes in loans to directors and officers and other related parties for the years ended December 31 are summarized as follows:

(000's omitted)	2009	2008
Balance at beginning of year	$23,169	$24,419
New loans	9,216	42
Payments	(4,096)	(1,292)
Balance at end of year	$28,289	$23,169

Under certain circumstances, the Company sells consumer mortgage loans in the secondary market and typically retains the right to service the loans sold.  Upon sale, a mortgage servicing right (“MSR”) is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities.  The Company stratifies these assets based on predominant risk characteristics, namely expected term of the underlying financial instruments, and uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization or fair value.  Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition.

The following table summarizes the changes in carrying value of MSRs and the associated valuation allowance:

(000’s omitted)	2009	2008
Balance at beginning of period	$1,346	$2,045
Additions	1,936	2
Sales	0	(42)
Amortization	(731)	(659)
Carrying value before valuation allowance at end of period	2,551	1,346
Valuation allowance balance at beginning of period	0	0
Impairment charges	(330)	0
Impairment recoveries	250	0
Valuation allowance balance at end of period	(80)	0
Net carrying value at end of period	$2,471	$1,346
Fair value of MSRs at end of period	$2,835	$2,817
Unpaid principal balance of loans serviced for others	$452,211	$354,016

The following table summarizes the key economic assumptions used to estimate the value of the MSRs at December 31:

	2009	2008
Weighted-average contractual life (in years)	20.4	19.5
Weighted-average constant prepayment rate (CPR)	11.96%	6.86%
Weighted-average discount rate	5.24%	3.34%

The following table summarizes the key economic assumptions used to estimate the fair value of MSRs capitalized during the year:

	2009	2008
Weighted-average contractual life (in years)	23.5	29.75
Weighted-average constant prepayment rate (CPR)	6.43%	10.60%
Weighted-average discount rate	4.51%	5.12%

Custodial escrow balances maintained in connection with the foregoing loans serviced for others, and included in noninterest deposits, were approximately $6.0 million and $5.5 million at December 31, 2009 and 2008, respectively.

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

(000's omitted)	2009	2008	2007
Balance at beginning of year	$39,575	$36,427	$36,313
Provision for loan losses	9,790	6,730	2,004
Allowance on acquired loans	0	2,157	747
Charge-offs	(11,160)	(9,076)	(6,440)
Recoveries	3,705	3,337	3,803
Balance at end of year	$41,910	$39,575	$36,427

As of December 31, 2009 and 2008, the Company had impaired loans of $8,483,000 and $3,608,000, respectively.  The specifically allocated allowance for loan losses recognized on these impaired loans was $1,389,000 and $470,000 at December 31, 2009 and 2008, respectively.  For the years ended December 31, 2009 and 2008 the Company had average impaired loans of approximately $9,606,000 and $2,701,000.  Interest income recognized on these loans in 2009 and 2008 was $247,000 and $0, respectively.  Included in total impaired loans at December 31, 2009 and 2008 were $0.9 million and $1.0 million of troubled debt restructured loans.

NOTE E:  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

(000's omitted)	2009	2008
Land and land improvements	$13,631	$12,044
Bank premises owned	74,649	70,998
Equipment and construction in progress	69,160	63,080
Premises and equipment, gross	157,440	146,122
Less: Accumulated depreciation	(80,544)	(72,828)
Premises and equipment, net	$76,896	$73,294

NOTE F:  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	As of December 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$60,595	($44,662)	$15,933	$59,933	($37,593)	$22,340
Other intangibles	7,894	(3,848)	4,046	7,882	(2,747)	5,135
Total amortizing intangibles	68,489	(48,510)	19,979	67,815	(40,340)	27,475

Shown below are the components of the Company’s goodwill at December 31, 2009 and 2008:

	Year Ended		Year Ended		Year Ended
(000’s omitted)	December 31, 2007	Activity	December 31, 2008	Activity	December 31, 2009
Goodwill	$234,449	$68,445	$302,894	$(378)	$302,516
Accumulated impairment	0	(1,745)	(1,745)	(3,079)	(4,824)
Goodwill, net	$234,449	$66,700	$301,149	$(3,457)	$297,692

The performance of Nottingham (previously Elias Asset Management) weakened subsequent to its acquisition in 2000 as a result of adverse market conditions.  Its operating performance stabilized in 2006 and improved in 2007 and early 2008, however, significant declines in the equity markets experienced in 2008 and 2009 as well as changes in its mix of assets under management resulted in meaningful revenue declines.  In connection with its on-going forecasting and planning analyses, management determined that triggering events had occurred in both the fourth quarter of 2008 and again in the fourth quarter of 2009 and therefore the Nottingham goodwill was tested for impairment in both periods.   Based on the goodwill valuations performed internally in the fourth quarter of 2008 and 2009, which were expected future cash flows based, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $1.7 million in 2008 and $3.1 million in 2009.   Additional declines in Nottingham’s projected operating results may cause future impairment to its remaining goodwill balance.

The changes in the gross carrying amount of intangible assets relate to the 2008 acquisitions of Citizens and ABG, as well as minor adjustments from prior acquisitions.  The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

2010	$5,958
2011	3,487
2012	2,901
2013	2,260
2014	1,703
Thereafter	3,670
Total	$19,979

NOTE G:  DEPOSITS

Deposits consist of the following at December 31:

(000's omitted)	2009	2008
Noninterest checking	$736,816	$638,558
Interest checking	690,830	597,445
Savings	496,907	464,626
Money market	842,174	574,278
Time	1,157,759	1,425,905
Total deposits	$3,924,486	$3,700,812

At December 31, 2009 and 2008, time certificates of deposit in denominations of $100,000 and greater totaled $250.4 million and $329.3 million respectively.  The approximate maturities of time deposits at December 31, 2009 are as follows:

(000's omitted)	Amount
2010	$904,488
2011	95,572
2012	96,577
2013	37,303
2014	23,223
Thereafter	596
Total	$1,157,759

NOTE H:  BORROWINGS

Outstanding borrowings at December 31 are as follows:

(000's omitted)	2009	2008
Federal Home Loan Bank advances	$754,739	$760,471
Commercial loans sold with recourse	10	36
Capital lease obligation	30	51
Subordinated debt held by unconsolidated subsidiary trusts,
net of discount of $528 and $552	101,999	101,975
Total borrowings	$856,778	$862,533

The weighted-average interest rate on borrowings for the years ended December 31, 2009 and 2008 were 4.37% and 4.35%, respectively.  Federal Home Loan Bank advances are collateralized by a blanket lien on the Company's residential real estate loan portfolio and various investment securities.

Borrowings at December 31, 2009 have contractual maturity dates as follows:

(000's omitted, except rate)	Carrying Value	Weighted -average Rate
January 17, 2013	$614	4.00%
July 15, 2012	10	4.30%
November 23, 2014	30	2.75%
October 11, 2016 (Callable)	25,000	4.62%
January 25, 2018 (Callable)	10,000	2.73%
January 19, 2010	45	3.35%
February 18, 2010	80	3.26%
April 14, 2010 (Callable)	25,000	6.35%
November 18, 2010	1,000	5.09%
June 22, 2015 (Callable)	50,000	3.62%
October 14, 2015 (Callable)	15,000	3.95%
November 10, 2015 (Callable)	75,000	4.24%
January 27, 2016 (Callable)	10,000	3.98%
May 19, 2016 (Callable)	100,000	4.72%
August 8, 2016 (Callable)	60,000	4.28%
October 11, 2016 (Callable)	25,000	4.35%
July 31, 2017 (Callable)	100,000	4.03%
July 31, 2017 (Callable)	50,000	4.05%
July 31, 2017 (Callable)	50,000	4.04%
December 21, 2017 (Callable)	31,600	3.16%
December 21, 2017 (Callable)	126,400	3.40%
July 31, 2031	24,679	3.86%
December 15, 2036	77,320	1.90%
Total	$856,778	3.88%

Instruments noted above as callable are Federal Home Loan Bank advances.  These advances have characteristics that include an initial lockout period, followed by a quarterly call option at the discretion of the Federal Home Loan Bank.

The Company sponsors two business trusts, Community Statutory Trust III and Community Capital Trust IV, of which 100% of the common stock is owned by the Company.  The trusts were formed for the purpose of issuing company-obligated mandatorily redeemable preferred securities to third-party investors and investing the proceeds from the sale of such preferred securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust.  Distributions on the preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities subject to the terms of each of the guarantees.  The terms of the preferred securities of each trust are as follows:

	Issuance		Interest	Maturity	Call	Call
	Date	Amount	Rate	Date	Provision	Price
III	7/31/2001	24,450	3 month LIBOR plus 3.58% (3.86%)	7/31/2031	5 year beginning 2006	103.0% declining to par in 2011
IV	12/8/2006	75,000	3 month LIBOR plus 1.65% (1.90%)	12/15/2036	5 year beginning 2012	Par

On December 8, 2006, the Company established Community Capital Trust IV, which completed the sale of $75 million of trust preferred securities.  At the time of the offering, the Company also entered into an interest rate swap agreement to convert the variable rate trust preferred securities into fixed rate securities for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $2.9 million and $1.2 million was recognized due to the interest rate swap agreement as of December 31, 2009 and 2008, respectively.

NOTE I:  INCOME TAXES

The 2009 provision for income taxes includes $.7 million of non-recurring state tax expense for a NYS license fee.  The provision for income taxes includes a $1.7 million benefit in 2008 and a $6.9 million benefit in 2007, related to the settlement and a related change in a position taken on certain previously unrecognized tax positions.  The provision for income taxes for the years ended December 31 is as follows:

(000's omitted)	2009	2008	2007
Current:
Federal	$6,400	$9,382	$9,257
State and other	1,788	(2,632)	(7,708)
Deferred:
Federal	3,929	3,438	152
State and other	(495)	561	590
Provision for income taxes	$11,622	$10,749	$2,291

Components of the net deferred tax asset (liability), included in other liabilities, as of December 31 are as follows:

(000's omitted)	2009	2008
Allowance for loan losses	$16,183	$15,221
Employee benefits	5,286	6,463
Pension	1,115	7,239
Interest rate swap	1,959	2,585
Debt extinguishment	2,408	2,709
Other	1,858	294
Deferred tax asset	28,809	34,511

Investment securities	7,810	10,119
Intangible assets	14,064	12,899
Loan origination costs	4,776	5,190
Depreciation	3,589	4,336
Mortgage servicing rights	951	518
Prepaid FDIC insurance	2,253	0
Deferred tax liability	33,443	33,062
Net deferred tax (liability) asset	($4,634)	$1,449

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

A reconciliation of the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31 is shown in the following table:

	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(14.1)	(12.7)	(14.6)
State income taxes, net of federal benefit	1.7	(2.3)	(15.7)
Other	(0.7)	(1.0)	0.4
Effective income tax rate	21.9%	19.0%	5.1%

A reconciliation of the unrecognized tax benefits for the years ended December 31 is shown in the following table:

(000’s omitted)	2009	2008	2007
Unrecognized tax benefits at beginning of year	$856	$2,701	$9,235
Changes related to:
Positions taken during the current year	79	77	288
Positions taken during a prior period	0	(1,400)	(5,141)
Settlements with taxing authorities	0	(225)	(1,366)
Lapse of statutes of limitation	(227)	(297)	(315)
Unrecognized tax benefits at end of year	$708	$ 856	$2,701

As of December 31, 2009, the total amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized is $0.7 million.  The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income taxes in the consolidated statement of income.  The accrued interest related to tax positions was approximately $0.2 million at December 31, 2009 and 2008.

The Company’s federal and state income tax returns are routinely subject to examination from various governmental taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate.  Future examinations by taxing authorities of the Company’s federal or state tax returns could have a material impact on the Company’s results of operations.  The Company’s federal income tax returns for years after 2005 may still be examined by the Internal Revenue Service.  New York State income tax examinations are underway for years 2005 through 2007.  It is not possible to estimate when those examinations may be completed.

It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of the New York State examination and expiration of statutes of limitations on prior tax returns.  The estimated range of change in unrecognized tax benefits is estimated to be between $0.2 million and $0.5 million.

NOTE J:  LIMITS ON DIVIDENDS AND OTHER REVENUE SOURCES

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed below, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations, and policies.  For example, as a national bank, the Bank must obtain the approval of the Office of the Comptroller of the Currency (OCC) for payments of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years.  Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.  At December 31, 2009, the Bank had approximately $5,291,000 in undivided profits legally available for the payments of dividends.

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

NOTE K:  BENEFIT PLANS

Pension and post-retirement plans
The Company provides a qualified defined benefit pension and other post-retirement health and life insurance benefits to qualified employees and retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors.  Using a measurement date of December 31, the following table shows the funded status of the Company's plans reconciled with amounts reported in the Company's consolidated statements of condition:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at the beginning of year	$60,355	$56,528	$10,464	$9,827
Service cost	3,496	3,288	575	691
Interest cost	3,530	3,298	494	600
Participant contributions	0	0	442	572
Plan amendment/merger	(596)	25	(5,826)	(354)
Deferred actuarial loss (gain)	6,808	1,737	(818)	(6)
Benefits paid	(3,771)	(4,142)	(882)	(866)
Benefit obligation at end of year	69,822	60,734	4,449	10,464
Change in plan assets:
Fair value of plan assets at beginning of year	49,205	59,000	0	0
Actual return of plan assets	13,676	(15,715)	0	0
Participant contributions	0	0	442	572
Employer contributions	15,518	10,063	440	294
Plan merger	0	0	0	0
Transfer of deferred compensation balances	0	0	0	0
Benefits paid	(3,771)	(4,142)	(882)	(866)
Fair value of plan assets at end of year	74,628	49,206	0	0
Funded status at year end	$4,806	($11,528)	($4,449)	($10,464)

Amounts recognized in the consolidated balance sheet were:
Other assets	$11,292	$0	$0	$0
Other liabilities	($6,486)	($11,528)	($4,449)	($10,464)

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:
Net (gain) loss	$28,651	$33,933	$1,056	$1,875
Net prior service (credit) cost	(980)	(567)	(5,454)	302
Net transition obligation	0	0	0	164
Pre-tax adjustment to AOCI	27,671	33,366	(4,398)	2,341
Taxes	(10,661)	(12,851)	1,686	(906)
Net adjustment to AOCI	$17,010	$20,515	($2,712)	$1,435

The benefit obligation for the defined benefit pension plan was $63.3 million and  $55.2 million as of December 31, 2009 and 2008 respectively and the fair value of plan assets as of December 31, 2009 and 2008 was $74.6 million and $49.2 million respectively.  The Company has unfunded supplemental pension plans for certain key active and retired executives.  The projected benefit obligation for the unfunded supplemental pension plan for certain key executives was $5.7 million for 2009 and $4.8 million for 2008, respectively.  The Company also has an unfunded stock balance plan for certain of its nonemployee directors.  The projected benefit obligation for the unfunded stock balance plan was $0.8 million for 2009 and $0.8 million for 2008 respectively.  The plan was frozen effective December 31, 2009.

Effective December 31, 2009, the Company terminated its post-retirement medical program for current and future employees.  Remaining plan participants will include only existing retirees, or those active and eligible employees who retire prior to December 31, 2010.  This change was accounted for as a negative plan amendment and a $3.5 million, net of income tax, benefit for prior service was recognized in AOCI in 2009.  This negative plan amendment will be amortized over the expected benefit utilization period of remaining plan participants.

Amounts recognized in accumulated other comprehensive income, net of tax, for the year ended December 31, are as follows:

	Pension Benefits		Post-retirement Benefits
(000's omitted)	2009	2008	2009	2008
Prior service cost	($254)	$219	($3,543)	($283)
Transition obligation	0	0	(101)	(25)
Net (gain) or loss	(3,250)	13,420	(504)	(81)
Total	($3,504)	$13,639	($4,148)	($389)

The estimated costs, net of tax, that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
Prior service cost	($189)	($1,058)
Net (gain) or loss	2,306	36
Total	$2,117	($1,022)

The weighted-average assumptions used to determine the benefit obligations as of December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008
Discount rate	5.60%	6.10%	5.15%	6.10%
Expected return on plan assets	7.50%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The net periodic benefit cost as of December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
(000's omitted)	2009	2008	2007	2009	2008	2007
Service cost	$3,496	$3,133	$3,186	$575	$691	$593
Interest cost	3,530	3,318	3,014	494	600	523
Expected return on plan assets	(4,686)	(4,817)	(4,340)	0	0	0
Amortization of unrecognized net loss	2,761	598	1,101	0	93	118
Amortization of prior service cost	(123)	(169)	(69)	54	105	110
Amortization of transition (asset) obligation	0	0	0	41	41	41
Net periodic benefit cost	$4,978	$2,063	$2,892	$1,164	$1,530	$1,385

Prior service costs in which all or almost all of the plan’s participants are fully eligible for benefits under the plan are amortized on a straight-line basis over the expected future working years of all active plan participants.  Prior service costs associated with transferring individual nonqualified plans are amortized on a straight-line basis over a three-year period.  Unrecognized gains or losses are amortized using the “corridor approach”, which is the minimum amortization required. Under the corridor approach, the net gain or loss in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the expected future working years of all active plan participants.

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.10%	6.10%	5.60%	6.10%	6.10%	5.60%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The amount of benefit payments that are expected to be paid over the next ten years are as follows:

	Pension	Post-retirement
(000's omitted)	Benefits	Benefits
2010	$4,189	$599
2011	4,666	643
2012	4,892	522
2013	5,394	447
2014	5,811	370
2015-2019	29,524	1,293

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

Plan Assets
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

The fair values of the Company’s defined benefit pension plan assets at December 31, 2009 by asset category are as follows:

Asset category (000’s omitted)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Cash	$1,460	$0	$0	$1,460
Equity securities:
U.S. large-cap	17,058	0	0	17,058
U.S mid/small cap	6,296	0	0	6,296
CBSI stock	5,610	0	0	5,610
International	15,628	0	0	15,628
Global (a)	4,314	0	0	4,314
Commodities (b)	3,720	0	0	3,720
	52,626	0	0	52,626

Fixed income securities:
Government securities	6,244	0	0	6,244
Investment grade bonds	0	9,235	0	9,235
High yield(c)	0	2,453	0	2,453
	6,244	11,688	0	17,932

Other types of investments:
Alternative investments (d)	0	2,263	48	2,311

Total (e)	$60,330	$13,951	$48	$74,329

(a)	This category includes securities that invest approximately 50% in U.S. equity securities and 50% international equity securities.
(b)	This category includes investments in exchange traded funds reflecting the performance of an underlying commodity index.
(c)	This category is exchange traded funds representing a diversified index of high yield corporate bonds
(d)	This category is comprised of non-traditional investments classes including hedge funds, private equity funds, fund of funds, and structured notes.
(e)	Excludes dividends and interest receivable totaling $299,000

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair value of plan assets, expected return on such assets, and the value of the accumulated benefit obligation.  The Company made a contribution to its defined benefit pension plan of $15 million during the first quarter of 2009 and also made a contribution of $15 million during the first quarter of 2010.  The Company funds the payment of benefit obligations for the supplemental pension and post-retirement plans because such plans do not hold assets for investment.

TLNB participated in a multi-employer tax qualified defined benefit pension plan.  All employees of TLNB who met minimum service requirements participated in the plan.  Contributions for 2009, 2008 and 2007 were $21,000, $35,000 and $57,000, respectively.

The assumed health care cost trend rate used in the post-retirement health plan at December 31, 2009 was 9.00% for the pre-65 participants and 7.00% for the post-65 participants for medical costs and 10.00% for prescription drugs.  The rate to which the cost trend rate is assumed to decline (the ultimate trend rate) and the year that the rate reaches the ultimate trend rate is 5.0% and 2017, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point increase in the trend rate would increase the service and interest cost components by $56,000 and increase the benefit obligation by $234,000.  A one-percentage-point decrease in the trend rate would decrease the service and interest cost components by $51,000 and decrease the benefit obligation by $221,000.

401(k) Employee Stock Ownership Plan
The Company has a 401(k) Employee Stock Ownership Plan in which employees can contribute from 1% to 90% of eligible compensation, with the first 1% being eligible for a 100% matching contribution in the form of Company common stock and the next 5% being eligible for a 50% matching contributions in the form of Company common stock. The Plan also permits the Company to distribute a discretionary profit-sharing component in the form of Company common stock to all participants except certain executive employees.  The expense recognized under this plan for the years ended December 31, 2009, 2008 and 2007 was $2,342,000, $2,395,000, and $1,821,000, respectively.

Deferred Compensation Plan for Certain Executive Employees
The Company has a Deferred Compensation Plan for Certain Executive Employees in which participants may contribute up to 15% of their eligible compensation less any amounts contributed to the 401(k) Employee Stock Ownership Plan.  Any discretionary profit-sharing amounts that the executive receives from the Company must be contributed to the Deferred Compensation Plan.  The expense recognized under this plan for the years ended December 31, 2009, 2008 and 2007 was $67,000, $59,000, and $58,000, respectively.

Other Deferred Compensation Arrangements
In addition to the supplemental pension plans for certain executives, the Company has nonqualified deferred compensation arrangements for several former directors, officers and key employees.  All benefits provided under these plans are unfunded and payments to plan participants are made by the Company.  At December 31, 2009 and 2008, the Company has recorded a liability of $6,258,000 and $6,103,000, respectively.  The expense recognized under these plans for the years ended December 31, 2009, 2008, and 2007 was $616,000,  $6,000, and $673,000, respectively.

Deferred Compensation Plan for Directors
Directors may defer all or a portion of their director fees under the Deferred Compensation Plan for Directors.  Under this plan, there is a separate account for each participating director which is credited with the amount of shares which could have been purchased with the director’s fees as well as any dividends on such shares.  On the distribution date, the director will receive common stock equal to the accumulated share balance in his account.  As of December 31, 2009 and 2008 there were 121,005 and 98,957 shares credited to the participants’ accounts, for which a liability of $2,288,000 and $1,914,000 was accrued, respectively.  The expense recognized under the plan for the years ended December 31, 2009, 2008 and 2007, was  $497,000, $404,000, and $256,000, respectively.

NOTE L:  STOCK-BASED COMPENSATION PLANS

The Company has a long-term incentive program for directors, officers and employees.  Under this program, the Company authorized 4,000,000 shares of Company common stock for the grant of incentive stock options, nonqualified stock options, restricted stock awards, retroactive stock appreciation rights.  As of December 31, 2009, the Company has authorization to grant up to 1,588,609 additional shares of Company common stock for these instruments.  The nonqualified (offset) stock options in its Director’s Stock Balance Plan vest and become exercisable immediately and expire one year after the date the director retires or two years in the event of death.  The remaining options have a ten-year term, and vest and become exercisable on a grant-by-grant basis, ranging from immediate vesting to ratably over a five-year period.

Activity in this long-term incentive program is as follows:

	Stock Options
		Weighted-average
		Exercise Price of
	Outstanding	Shares
Outstanding at December 31, 2007	2,721,279	$20.22
Granted	363,991	18.19
Exercised	(388,491)	17.50
Forfeited	(30,526)	16.93
Outstanding at December 31, 2008	2,666,253	20.38
Granted	524,187	18.01
Exercised	(86,556)	11.59
Forfeited	(21,069)	21.20
Outstanding at December 31, 2009	3,082,815	$20.22
Exercisable at December 31, 2009	1,984,089	$20.40

The following table summarizes the information about stock options outstanding under the Company’s stock option plan at December 31, 2009:

	Options outstanding			Options exercisable
Range of Exercise Price	Shares	Weighted -average Exercise Price	Weighted- average Remaining Life (years)	Shares	Weighted -average Exercise Price
$0.00 – $10.328	4,400	$9.37	.25	4,400	$9.37
$10.328 – $12.910	139,452	12.37	1.00	139,452	12.37
$12.910 – $15.492	152,868	13.13	2.03	152,868	13.13
$15.492 – $18.074	504,073	16.79	6.00	357,566	16.37
$18.074 – $20.656	755,108	18.13	8.43	178,396	18.22
$20.656 – $23.238	485,934	22.95	7.41	268,715	22.96
$23.238 – $25.820	1,040,980	24.24	5.04	882,692	24.27
TOTAL	3,082,815	20.22	6.06	1,984,089	$20.40

The weighted-average remaining contractual term of outstanding and exercisable stock options at December 31, 2009 is 6.1 years and 5.0 years, respectively.  The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2009 is $4.1 million and $3.2 million, respectively.

The Company accounts for stock-based compensation awards that are granted, modified, or settled after December 31, 2005 using the modified prospective method.  Under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.  Prior to January 1, 2006, the Company accounted for stock compensation under the intrinsic value.  Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company recognized stock-based compensation expense related to incentive and non-qualified stock options of $2.3 million, $2.0 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  A related income tax benefit was recognized of $809,000, $525,000 and $472,000 for the 2009, 2008 and 2007 years, respectively.  Compensation expense related to restricted stock vesting recognized in the income statement for 2009, 2008 and 2007 was $838,000, $585,000 and $300,000, respectively.

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

	2009	2008	2007
Weighted-average Fair Value of Options Granted	$5.56	$4.48	$6.14
Assumptions:
Weighted-average expected life (in years)	7.68	7.74	7.89
Future dividend yield	3.00%	3.00%	3.00%
Share price volatility	32.03%	26.85%	26.15%
Weighted-average risk-free interest rate	3.66%	3.70%	4.87%

Unrecognized stock-based compensation expense related to non-vested stock options totaled $3.0 million at December 31, 2009, which will be recognized as expense over the next five years.  The weighted-average period over which this unrecognized expense would be recognized is 3.0 years.  The total fair value of shares vested during 2009, 2008, and 2007 were $1.7 million, $1.6 million and $1.9 million, respectively.

During the twelve months ended December 31, 2009 and 2008, proceeds from stock option exercises totaled $1.0 million and $6.8 million, respectively, and the related windfall tax benefits from exercise were approximately $213,000 and $927,000, respectively.   During the twelve months ended December 31, 2009 and 2008, 81,330 and 388,491 shares, respectively, were issued in connection with stock option exercise.  All shares issued were new shares issued from available authorized shares.  The total intrinsic value of options exercised during 2009, 2008 and 2007 were $0.6 million, $3.0 million and $1.2 million, respectively.

A summary of the status of the Company’s unvested stock awards as of December 31, 2009, and changes during the twelve months ended December 31, 2009 and 2008, is presented below:
	Restricted Shares	Weighted-average grant date fair value
Unvested at December 31, 2007	57,240	$22.73
Awards	83,914	18.31
Cancellations	(2,555)	19.14
Vestings	(16,423)	22.96
Unvested at December 31, 2008	122,176	$19.74
Awards	84,262	18.08
Cancellations	(2,604)	19.00
Vestings	(29,826)	19.99
Unvested at December 31, 2009	174,008	$18.90

NOTE M:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 2.4 million, 1.5 million and 1.7 million weighted-average anti-dilutive stock options outstanding at December 31, 2009, 2008 and 2007, respectively, that were not included in the computation below.

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31, 2009, 2008 and 2007.

(000's omitted, except per share data)	2009	2008	2007
Net income	$41,445	$45,940	$42,891
Income attributable to unvested stock-based compensation awards	(215)	(179)	(74)
Income available to common shareholders	$41,230	$45,761	$42,817

Weighted-average common shares outstanding - basic	32,673	30,496	29,918
Basic earnings per share	$1.26	$1.50	$1.43

Net income	$41,445	$45,940	$42,891
Income attributable to unvested stock-based compensation awards	(215)	(179)	(74)
Income available to common shareholders	$41,230	$45,761	$42,817

Weighted-average common shares outstanding	32,673	30,496	29,918
Assumed exercise of stock options	148	310	309
Weighted-average shares – diluted	32,821	30,806	30,227
Diluted earnings per share	$1.26	$1.49	$1.42

NOTE N:  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  These commitments consist principally of unused commercial and consumer credit lines.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party.  The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to normal credit policies.  Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.  The fair value of the standby letters of credit is immaterial for disclosure.   The contract amount of commitment and contingencies is as follows:

(000's omitted)	2009	2008
Commitments to extend credit	$573,179	$523,017
Standby letters of credit	19,121	13,209
Total	$592,300	$536,226

The Company has unused lines of credit of $100.0 million at December 31, 2009.  The Company has unused borrowing capacity of approximately $286.6 million through collateralized transactions with the Federal Home Loan Bank and $15.6 million through collateralized transactions with the Federal Reserve Bank.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York.  The required average total reserve for the 14-day maintenance period of December 31, 2009 through January 13, 2010 was $51.2 million of which $2.0 million was required to be on deposit with the Federal Reserve Bank of New York.  The remaining $49.2 million was represented by cash on hand.

NOTE O:  LEASES

The Company leases buildings and office space under agreements that expire in various years.  Rental expense included in operating expenses amounted to $4.0 million, $3.6 million and $3.0 million in 2009, 2008 and 2007, respectively.  The future minimum rental commitments as of December 31, 2009 for all noncancelable operating leases are as follows:

2010	$4,039
2011	3,520
2012	3,051
2013	2,554
2014	1,194
Thereafter	4,886
Total	$19,244

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum total core capital to risk-weighted assets of 8%, and Tier I capital to risk-weighted assets and Tier I capital to average assets of 4%.  Management believes, as of December 31, 2009, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, the most recent notification from the Office of the Comptroller of the Currency  (“OCC”) categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Company and Bank must maintain minimum total core capital to risk-weighted assets of 10%, Tier I capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%.  There are no conditions or events since that notification that management believes have changed the institution’s category.  Except in connection with the regulatory approval of the Citizens branch acquisition in November 2008 by the OCC, there were no significant capital requirements imposed or agreed to during the regulatory approval process of any of our acquisitions.  In connection with the Citizens acquisition, the Bank agreed to an approval condition to maintain capital at the “well-capitalized” level.

The capital ratios and amounts of the Company and the Bank as of December 31 are presented below:

	2009		2008
(000's omitted)	Company	Bank	Company	Bank
Tier 1 capital to average assets
Amount	$372,777	$308,658	$342,071	$288,612
Ratio	7.39%	6.13%	7.22%	6.11%
Minimum required amount	$201,856	$201,307	$189,452	$188,917

Tier 1 capital to risk-weighted assets
Amount	$372,777	$308,658	$342,071	$288,612
Ratio	12.21%	10.07%	11.28%	9.55%
Minimum required amount	$122,127	$122,619	$121,304	$120,830

Total core capital to risk-weighted assets
Amount	$410,992	$347,025	$380,003	$326,397
Ratio	13.46%	11.32%	12.53%	10.81%
Minimum required amount	$244,254	$245,238	$242,609	$241,660

NOTE Q:  PARENT COMPANY STATEMENTS

The condensed balance sheets of the parent company at December 31 is as follows:

(000's omitted)	2009	2008
Assets:
Cash and cash equivalents	$57,097	$46,704
Investment securities	3,470	3,489
Investment in and advances to subsidiaries	614,646	603,751
Other assets	6,618	8,298
Total assets	$681,831	$662,242

Liabilities and shareholders' equity:
Accrued interest and other liabilities	$14,135	$15,616
Borrowings	101,999	101,975
Shareholders' equity	565,697	544,651
Total liabilities and shareholders' equity	$681,831	$662,242

The condensed statements of income of the parent company for the years ended December 31 is as follows:

(000's omitted)	2009	2008	2007
Revenues:
Dividends from subsidiaries	$36,000	$44,000	$43,000
Interest and dividends on investments	656	246	385
Gain on sale of fixed assets	0	0	26
Other income	45	26	11
Total revenues	36,701	44,272	43,422

Expenses:
Interest on long-term notes and debentures	6,153	6,904	9,973
Loss on early debt extinguishments	0	0	2,128
Other expenses	101	106	100
Total expenses	6,254	7,010	12,201

Income before tax benefit and equity in undistributed
net income of subsidiaries	30,447	37,262	31,221
Income tax benefit	1,529	3,874	12,629
Income before equity in undistributed net income (loss)
of subsidiaries	31,976	41,136	43,850
Equity in undistributed net income (loss) of subsidiaries	9,469	4,804	(959)
Net income	$41,445	$45,940	$42,891

The statements of cash flows of the parent company for the years ended December 31 is as follows:

(000's omitted)	2009	2008	2007
Operating activities:
Net income	$41,445	$45,940	$42,891
Gain on sale of fixed assets and investment securities	(7)	(558)	(24)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net (income) loss of subsidiaries	(9,469)	(4,804)	959
Net change in other assets and other liabilities	4,421	7,670	(10,483)
Net cash provided by operating activities	36,390	48,248	33,343
Investing activities:
Purchase of investment securities	0	0	0
Proceeds from sale of investment securities	26	816	1,009
Proceeds from sale of fixed assets	0	0	180
Repayments from/(advances to) subsidiaries	1,656	(1,820)	(1,600)
Capital contributions to subsidiaries	0	(59,839)	0
Net cash provided by/(used in) investing activities	1,682	(60,843)	(411)
Financing activities:
Net change in long-term borrowings	0	(25,774)	(30,928)
Issuance of common stock	1,110	59,212	4,713
Purchase of treasury stock	0	0	(12,012)
Cash dividends paid	(28,789)	(25,367)	(24,231)
Net cash (used in)/ provided by financing activities	(27,679)	8,071	(62,458)
Change in cash and cash equivalents	10,393	(4,524)	(29,526)
Cash and cash equivalents at beginning of year	46,704	51,228	80,754
Cash and cash equivalents at end of year	$57,097	$46,704	$51,228

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,283	$8,019	$11,903
Supplemental disclosures of noncash financing activities
Dividends declared and unpaid	$7,211	$7,179	$6,239

NOTE R:  FAIR VALUE

Accounting literature allows entities an irrevocable option to measure certain financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company has elected to value mortgage loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.

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

● Level 1 -	Quoted prices in active markets for identical assets or liabilities
● Level 2 -
 Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the assets or liability.

● Level 3 -	Significant valuation assumptions not readily observable in a market.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:
	December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$973	$320,767	$0	$321,740
Obligations of state and political subdivisions	0	475,410	0	475,410
Government agency mortgage-backed securities	0	206,407	0	206,407
Corporate debt securities	0	37,117	0	37,117
Government agency collateralized mortgage obligations	0	11,484	0	11,484
Pooled trust preferred securities	0	0	44,014	44,014
Marketable equity securities	375	0	0	375
Total available-for-sale investment securities	1,348	1,051,185	44,014	1,096,547
Forward sales contracts	0	119	0	119
Commitments to originate real estate loans for sale	0	0	31	31
Mortgage loans held for sale	0	1,779	0	1,779
Interest rate swap	0	(5,093)	0	(5,093)
Total	$1,348	$1,047,990	$44,045	$1,093,383

	December 31, 2008
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,007	$410,776	$0	$411,783
Obligations of state and political subdivisions	0	547,939	0	547,939
Government agency mortgage-backed securities	0	192,054	0	192,054
Corporate debt securities	0	35,152	0	35,152
Government agency collateralized mortgage obligations	0	25,700	0	25,700
Pooled trust preferred securities	0	0	49,865	49,865
Marketable equity securities	393	0	0	393
Total available-for-sale investment securities	1,400	1,211,621	49,865	1,262,886
Interest rate swap	0	(6,721)	0	(6,721)
Total	$1,400	$1,204,900	$49,865	$1,256,165

The valuation techniques used to measure fair value for the items in the table above are as follows:
•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable.  Securities classified as Level 3 include pooled trust preferred securities.  The fair value of the pooled trust preferred securities was determined using valuations provided by two third parties based on discounted cash flow modeling techniques.  These models incorporated market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions have a significant effect on the reported fair values.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at December 31, 2009 is $1.8 million.  The unrealized gain on mortgage loans held for sale of $24,000 was recognized in mortgage banking and other income in the consolidated statement of income for the year ended December 31, 2009.

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

  The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Year Ended December 31,
	2009			2008
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities
Beginning balance	$49,866	$0	$49,866	$72,300
Total income included in earnings	107	(593)	(486)	82
Total losses included in other comprehensive income	(4,317)	0	(4,317)	(21,881)
Sales/calls/principal reductions	(1,642)	0	(1,642)	(635)
Commitments to originate real estate loans held for sale, net	0	624	624	0
Ending balance	$44,014	$31	$44,045	$49,866

Assets and liabilities measured on a non-recurring basis:

	December 31, 2009				December 31, 2008
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$5,771	$5,771	$0	$0	$850	$850
Goodwill	0	0	2,500	2,500	0	0	5,579	5,579
Mortgage servicing rights	0	0	1,608	1,608	n/a	n/a	n/a	n/a
Total	$0	$0	$9,879	$9,879	$0	$0	$6,429	$6,429

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  As a result of the significant declines the equity markets experienced in 2008 and 2009, management determined triggering events had occurred and the goodwill associated with Nottingham Advisors, one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2009 and 2008.  Based on those goodwill valuation performed using Level 3 inputs, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $3.1 and $1.7 million, respectively, to $2.5 million.

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair value of investment securities has been disclosed in Note C.

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Net loans	$3,099,485	$3,089,287	$3,096,565	$3,135,832
Financial liabilities:
Deposits	3,924,486	3,939,951	3,700,812	3,719,557
Borrowings	754,779	821,987	760,558	869,162
Subordinated debt held by unconsolidated subsidiary trusts	101,999	84,431	101,975	61,409

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

NOTE S:  DERIVATIVE INSTRUMENTS

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

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain of its borrowings.  The interest rate swap has been designated as a qualifying cash flow hedge.  See further details of interest rate swap agreements in Note H.

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of December 31, 2009:

	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments :
Interest rate swap agreement				Other liabilities	$75,000	($5,093)
Derivatives not designated as hedging instruments:
Commitments to originate real estate loans for sale	Other assets	$8,476	$31
Forward sales contracts	Other assets	7,593	119
Total derivatives			$150			($5,093)

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the year ended December 31, 2009:

(000's omitted)	Location	Gain/(loss) recognized in the Statement of Income for the Year Ending December 31, 2009
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($2,895)
Interest rate lock commitments	Mortgage banking and other services	31
Forward sales commitments	Mortgage banking and other services	119
Total		($2,745)

The amount of gain (loss) recognized during the year ended December 31, 2009 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $1,002,000.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to approximately $2,895,000 for the year ended December 31, 2009 and is located in interest expense on subordinated debt held by unconsolidated trusts.

NOTE T:  SEGMENT INFORMATION

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Consolidated Total
2009
Net interest income	$165,413	$87	$165,500
Provision for loan losses	9,790	0	9,790
Noninterest income excluding loss on investment securities and debt extinguishments	45,276	38,252	83,528
Gain on investment securities and debt extinguishments	7	0	7
Amortization of intangible assets	7,176	994	8,170
Goodwill impairment	0	3,079	3,079
Other operating expenses	143,808	31,121	174,929
Income before income taxes	$49,922	$3,145	$53,067
Assets	$5,377,591	$25,222	$5,402,813
Goodwill	$287,412	$10,280	$297,692

2008
Net interest income	$148,348	$159	$148,507
Provision for loan losses	6,730	0	6,730
Noninterest income excluding loss on investment securities and debt extinguishments	37,625	35,619	73,244
Loss on investment securities and debt extinguishments	230	0	230
Amortization of intangible assets	6,143	763	6,906
Goodwill impairment	0	1,745	1,745
Other operating expenses	121,954	27,957	149,911
Income before income taxes	$51,376	$5,313	$56,689
Assets	$5,148,939	$25,613	$5,174,552
Goodwill	$287,964	$13,185	$301,149

2007
Net interest income	$135,530	$444	$135,974
Provision for loan losses	2,004	0	2,004
Noninterest income excluding gain on investment securities and debt extinguishments	34,952	28,308	63,260
Loss on investment securities and debt extinguishments	(9,972)	(2)	(9,974)
Amortization of intangible assets	5,917	352	6,269
Other operating expenses	113,379	22,426	135,805
Income before income taxes	$39,210	$5,972	$45,182
Assets	$4,676,129	$21,373	$4,697,502
Goodwill	$221,224	$13,225	$234,449

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

By:  /s/ Scott  Kingsley
Scott Kingsley,
Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Community Bank System, Inc.

In our opinion, the consolidated statements of condition and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Community Bank System, Inc. and its subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Buffalo,  New York
March 11, 2010

TWO YEAR SELECTED QUARTERLY DATA (Unaudited)

2009 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$42,948	$41,852	$40,514	$40,186	$165,500
Provision for loan losses	2,590	2,375	2,015	2,810	9,790
Net interest income after provision for loan losses	40,358	39,477	38,499	37,376	155,710
Noninterest income	21,717	20,813	20,649	20,356	83,535
Operating expenses	50,183	44,111	47,483	44,401	186,178
Income before income taxes	11,892	16,179	11,665	13,331	53,067
Income taxes	2,522	3,724	2,510	2,866	11,622
Net income	$9,370	$12,455	$9,155	$10,465	$41,445

Basic earnings per share	$0.29	$0.38	$0.28	$0.32	$1.26
Diluted earnings per share	$0.28	$0.38	$0.28	$0.32	$1.26

2008 Results	4th	3rd	2nd	1st
(000's omitted, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Net interest income	$40,396	$37,073	$35,440	$35,598	$148,507
Provision for loan losses	2,395	1,985	1,570	780	6,730
Net interest income after provision for loan losses	38,001	35,088	33,870	34,818	141,777
Noninterest income	18,824	19,383	17,649	17,618	73,474
Operating expenses	43,977	39,256	36,955	38,374	158,562
Income before income taxes	12,848	15,215	14,564	14,062	56,689
Income taxes	879	3,429	3,277	3,164	10,749
Net income	$11,969	$11,786	$11,287	$10,898	$45,940

Basic earnings per share	$0.37	$0.39	$0.38	$0.37	$1.50
Diluted earnings per share	$0.37	$0.39	$0.37	$0.36	$1.49

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a - 15(e) under the Securities Exchange Act of 1934. as amended.  Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is included under the heading “Report on Internal Control Over Financial Reporting” at Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm
The attestation report of the Company’s registered public accounting firm is included under the heading “Report of the Independent Registered Public Accounting Firm” at Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations.  No change in internal control over financial reporting during the quarter ended December 31, 2009 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None
Part III

Item 10.  Directors,  Executive Officers and Corporate Governance

The information concerning the Directors of the Company required by this Item 10 is incorporated herein by reference to the sections entitled “Nominees for Director and Directors Continuing in Office” in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about March 26, 2010 (the “Proxy Statement”).  The information concerning executive officers of the Company required by this Item 10 is presented in Item 4A of this Annual Report on Form 10-K.  Disclosure of compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s directors and executive officers is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  In addition, information concerning Audit Committee and Audit Committee Financial Expert is included in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report

(1)      All financial statements.  The following consolidated financial statements of Community Bank System, Inc. and subsidiaries are included in Item 8:

-     Consolidated Statements of Condition,
               December 31, 2009 and 2008

-     Consolidated Statements of Income,
     Years ended December 31, 2009, 2008, and 2007

-     Consolidated Statements of Changes in Shareholders' Equity,
               Years ended December 31, 2009, 2008, and 2007

-     Consolidated Statements of Comprehensive Income,
               Years ended December 31, 2009, 2008, and 2007

-     Consolidated Statement of Cash Flows,
               Years ended December 31, 2009, 2008, and 2007

-     Notes to Consolidated Financial Statements,
               December 31, 2009

-     Report of Independent Registered Public Accounting Firm

-     Quarterly selected data,
               Years ended December 31, 2009 and 2008 (unaudited)

(2)      Financial statement schedules.  Schedules are omitted since the required information is either not applicable or shown elsewhere in the financial statements.

(3)      Exhibits.  The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed below:

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

2.3 Purchase and Assumption Agreement, dated June 24, 2008, by and among RBS Citizens, NA., Community Bank System, Inc., and Community Bank, N.A. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on June 26, 2008 (Registration No. 001-13695).

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

3.3 Bylaws of Community Bank System, Inc., amended July 18, 2007. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 24, 2007. (Registration No. 001-13695).

4.1 Form of Common Stock Certificate. Incorporated by reference to Exhibit No. 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 filed on September 29, 2008 (Registration No. 333-153403).

10.1 Supplemental Retirement Plan Agreement, effective as of December 31, 2008, by and among Community Bank, N.A., Community Bank System, Inc. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.2 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695).**

10.2 Indenture dated as of December 8, 2006, between Community Bank System, Inc. and Wilmington Trust Company, as trustee. Incorporated by reference to Exhibit No. 4.1 to the Form 8-K filed on December 12, 2006 (Registration No. 001-13695).

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

10.5 Employment Agreement, March 18, 2009, by and between Community Bank System, Inc., Community Bank, N.A. and Mark E. Tryniski. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on March 19, 2009 (Registration No. 001-13695). **

10.6 Post-2004 Supplemental Retirement Agreement, effective January 1, 2005, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden. Incorporated by reference to Exhibit No. 10.2 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.7 Pre-2005 Supplemental Retirement Agreement, effective December 31, 2004, by and between Community Bank System, Inc., Community Bank, N.A. and Sanford Belden. Incorporated by reference to Exhibit No. 10.3 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).**

10.8 Supplemental Retirement Plan Agreement, effective September 29, 2009, by and between Community Bank System Inc., Community Bank, N.A., and Scott A. Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on October 1, 2009 (Registration No. 001-13695). **

10.9 Employment Agreement, effective January 29, 2010, by and between Community Bank System, Inc., Community Bank N.A. and Brian D. Donahue. Incorporated by reference to Exhibit No. 10.1 to the Current Report on Form 8-K filed on February 3, 2010 (Registration No. 001-13695). **

10.10 Supplemental Retirement Plan Agreement, effective March 26, 2003, by and between Community Bank System Inc. and Thomas McCullough. Incorporated by reference to Exhibit No. 10.11 to the Annual Report on Form 10-K filed on March 12, 2004 (Registration No. 001-13695). **

10.11 2004 Long-Term Incentive Compensation Program. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 15, 2004 (Registration No. 001-13695). **

10.12 Stock Balance Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.13 Deferred Compensation Plan for Directors, as amended. Incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 31, 1998 (Registration No. 001-13695). **

10.14 Community Bank System, Inc. Pension Plan Amended and Restated as of January 1, 2004. Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.15 Amendment #1 to the Community Bank System, Inc. Pension Plan, as amended and restated as of January 1, 2004 (“Plan”). Incorporated by reference to Exhibit No. 10.27 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.16 Amendment #1 to the Deferred Compensation Plan For Certain Executive Employees of Community Bank System, Inc., as amended and restated as of January 1, 2002. Incorporated by reference to Exhibit No. 10.33 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695). **

10.17 Employment Agreement, dated January 1, 2008, by and among Community Bank System, Inc., Community Bank N.A. and George J. Getman. Incorporated by reference to Exhibit No. 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2008 (Registration No. 001-13695). **

10.18 Employment Agreement, dated April 4, 2008, by and among Community Bank System, Inc., Community Bank N.A. and Scott Kingsley. Incorporated by reference to Exhibit No. 10.1 to the Form 8-K filed on April 9, 2008 (Registration No. 001-13695). **

10.19 Supplemental Retirement Plan Agreement, effective April 9, 2009, by and among Community Bank System, Inc., Community Bank, N.A. and George J. Getman. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 14, 2009 (Registration No. 001-13695). **

14.1 Community Bank System, Inc., Code of Ethics. Incorporated by reference to Exhibit No. 1 to the Annual Report on Form 10-K filed on March 15, 2005 (Registration No. 001-13695).

21.1 Subsidiaries of Registrant. *

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

32.1 Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2 Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

* Filed herewith
** Denotes management contract or compensatory plan or arrangement
*** Furnished herewith.

B.      Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANK SYSTEM, INC.

By:  /s/ Mark E. Tryniski
   Mark E. Tryniski
   President and Chief Executive Officer
   March 11, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2010.

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