Form 10-Q
period 2010-03-31
COMMUNITY BANK SYSTEM INC
filed 2010-05-07
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to________ .

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

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No   ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
33,126,169 shares of Common Stock, $1.00 par value, were outstanding on April 30, 2010.

TABLE OF CONTENTS

			Page

Part	I.	Financial Information

Item	1.	Financial Statements (Unaudited)

		Consolidated Statements of Condition
		March 31, 2010 and December 31, 2009_____________________________________________	3

		Consolidated Statements of Income
		Three months ended March 31, 2010 and 2009________________________________________	4

		Consolidated Statement of Changes in Shareholders’ Equity
		Three months ended March 31, 2010_______________________________________________	5

		Consolidated Statements of Comprehensive Income
		Three months ended March 31, 2010 and 2009________________________________________	6

		Consolidated Statements of Cash Flows
		Three months ended March 31, 2010 and 2009________________________________________	7

		Notes to the Consolidated Financial Statements
		March 31, 2010_______________________________________________________________	8

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations______	20

Item	3.	Quantitative and Qualitative Disclosures about Market Risk_____________________________	34

Item	4.	Controls and Procedures________________________________________________________	35

Part	II.	Other Information

Item	1.	Legal Proceedings____________________________________________________________	35

Item	1A.	Risk Factors_________________________________________________________________	35

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds____________________________	35

Item	3.	Defaults Upon Senior Securities__________________________________________________	35

Item	4.	(Removed and Reserved)_______________________________________________________	35

Item	5.	Other Information_____________________________________________________________	35

Item	6.	Exhibits____________________________________________________________________	36

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	March 31,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$208,267	$361,876

Available-for-sale investment securities (cost of $1,049,608 and $1,083,811 respectively)	1,066,707	1,096,547

Held-to-maturity investment securities (fair value of $630,467 and $340,932)	625,218	335,936

Other securities, at cost	54,640	54,644

Loans held for sale	1,002	1,779

Loans	3,062,522	3,099,485
Allowance for loan losses	(42,095)	(41,910)
Net loans	3,020,427	3,057,575

Core deposit intangibles, net	14,329	15,933
Goodwill	297,692	297,692
Other intangibles, net	3,791	4,046
Intangible assets, net	315,812	317,671

Premises and equipment, net	77,407	76,896
Accrued interest receivable	27,605	25,139
Other assets	88,715	74,750

Total assets	$5,485,800	$5,402,813

Liabilities:
Noninterest-bearing deposits	$724,097	$736,816
Interest-bearing deposits	3,264,180	3,187,670
Total deposits	3,988,277	3,924,486

Borrowings	754,606	754,779
Subordinated debt held by unconsolidated subsidiary trusts	102,005	101,999
Accrued interest and other liabilities	62,515	55,852
Total liabilities	4,907,403	4,837,116

Commitments and contingencies (See Note H)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 33,909,725 and	33,910	33,631
33,630,700 shares issued, respectively
Additional paid-in capital	219,118	216,481
Retained earnings	349,273	342,539
Accumulated other comprehensive loss	(5,774)	(8,784)
Treasury stock, at cost (828,552 and 830,392 shares, respectively)	(18,130)	(18,170)
Total shareholders' equity	578,397	565,697

Total liabilities and shareholders' equity	$5,485,800	$5,402,813

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$44,673	$46,791
Interest and dividends on taxable investments	10,933	10,307
Interest and dividends on nontaxable investments	5,446	6,001
Total interest income	61,052	63,099

Interest expense:
Interest on deposits	8,603	13,570
Interest on borrowings	7,703	7,757
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,464	1,586
Total interest expense	17,770	22,913

Net interest income	43,282	40,186
Less: provision for loan losses	1,820	2,810
Net interest income after provision for loan losses	41,462	37,376

Noninterest income:
Deposit service fees	10,519	8,985
Mortgage banking and other services	923	2,331
Benefit plan administration, consulting and actuarial fees	7,899	7,007
Trust, investment and asset management fees	2,376	2,033
Total noninterest income	21,717	20,356

Operating expenses:
Salaries and employee benefits	22,936	22,962
Occupancy and equipment	6,225	6,211
Data processing and communications	5,114	4,850
Amortization of intangible assets	1,859	2,105
Legal and professional fees	1,300	1,284
Office supplies and postage	1,249	1,375
Business development and marketing	1,014	1,292
FDIC insurance premiums	1,572	1,375
Other	2,924	2,947
Total operating expenses	44,193	44,401

Income before income taxes	18,986	13,331
Income taxes	4,984	2,866
Net income	$14,002	$10,465

Basic earnings per share	$0.42	$0.32
Diluted earnings per share	$0.42	$0.32
Dividends declared per share	$0.22	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Three Months Ended March 31, 2010
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2009	32,800,308	$33,631	$216,481	$342,539	($8,784)	($18,170)	$565,697

Net income				14,002			14,002

Other comprehensive income, net of tax					3,010		3,010

Dividends declared:
Common, $0.22 per share				(7,268)			(7,268)

Common stock issued under employee stock plan,
including tax benefits of $431	280,865	279	1,339			40	1,658

Stock-based compensation			1,298				1,298

Balance at March 31, 2010	33,081,173	$33,910	$219,118	$349,273	($5,774)	($18,130)	$578,397

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009

Other comprehensive income (loss), before tax:
Change in pension liabilities	$307	$1,074
Change in unrealized gains (losses) on derivative instruments used in cash flow hedges	105	187
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during period	4,362	(4,240)
Other comprehensive income (loss), before tax:	4,774	(2,979)
Income tax (expense) benefit related to other comprehensive (loss) income	(1,764)	999
Other comprehensive income (loss), net of tax:	3,010	(1,980)
Net income	14,002	10,465
Comprehensive income	$17,012	$8,485

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$14,002	$10,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,449	2,522
Amortization of intangible assets	1,859	2,105
Net amortization(accretion) of premiums & discounts on securities, loans and borrowings	796	(24)
Stock-based compensation	1,298	835
Provision for loan losses	1,820	2,810
Amortization of mortgage servicing rights	192	135
Income on bank-owned life insurance policies	(141)	(101)
Net gain on sale of loans and other assets	(125)	(235)
Net change in loans originated for sale	941	(15,904)
Change in other assets and liabilities	(11,659)	(17,702)
Net cash provided by/(used in) operating activities	11,432	(15,094)
Investing activities:
Proceeds from maturities of held-to-maturity investment securities	28,375	16,666
Proceeds from maturities of available-for-sale investment securities	35,765	74,615
Purchases of held-to-maturity investment securities	(318,451)	(53,849)
Purchases of available-for-sale investment securities	(1,560)	(64,800)
Sales of other securities	7	212
Purchases of other securities	(3)	(9)
Net decrease in loans	35,329	30,067
Capital expenditures	(2,999)	(1,876)
Net cash (used in)/provided by investing activities	(223,537)	1,026
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	124,096	167,452
Net change in time deposits	(60,305)	(6,098)
Net change in borrowings	(173)	(3,704)
Issuance of common stock	1,658	429
Cash dividends paid	(7,211)	(7,180)
Excess tax benefits from share-based payment arrangements	431	86
Net cash provided by financing activities	58,496	150,985
Change in cash and cash equivalents	(153,609)	136,917
Cash and cash equivalents at beginning of period	361,876	213,753
Cash and cash equivalents at end of period	$208,267	$350,670
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,814	$23,028
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,268	7,203
Transfers from loans to other real estate	1,244	601

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited; however, in the opinion of Community Bank System, Inc (“the Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at March 31, 2010.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  See Notes C and I for further information.

Investment securities are reviewed regularly for other-than-temporary impairment.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery.    In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover management considers the following factors: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; any external credit ratings; the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; the level of credit enhancement provided by the structure; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.   If an equity security is deemed other-than-temporarily impaired, the full impairment is considered credit related and a charge to earnings would be recorded.

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

 New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-6, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements. This guidance requires new disclosures as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 rollforward. This guidance was effective for the Company for first quarter 2010 reporting, with the exception of item 3, which is effective beginning with first quarter 2011 reporting, and did not impact the Company’s consolidated financial statements.

On January 1, 1010, we adopted ASU 2009-16 - Transfers and Servicing (Topic 860) - Accounting For Transfers of Financial Assets which is a codification of guidance issued in June 2009. This guidance removes the concept of a qualifying special-purpose entity. The guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The adoption of this guidance did not impact the Company’s consolidated financial statements.

On January 1, 2010, we adopted ASU 2009-17 - Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which is a codification of guidance issued in June 2009. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. VIEs are assessed for consolidation under Topic 810 when we hold variable interests in these entities.  The adoption of this guidance did not impact the Company’s consolidated financial statements.

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$463,303	$3,496	$2,074	$464,725	$153,761	$2,185	$538	$155,408
Government agency mortgage-backed securities	91,988	2,667	0	94,655	112,162	1,963	0	114,125
Obligations of state and political subdivisions	69,858	1,328	168	71,018	69,939	1,496	110	71,325
Other securities	69	0	0	69	74	0	0	74
Total held-to-maturity portfolio	$625,218	$7,491	$2,242	$630,467	$335,936	$5,664	$648	$340,932

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	289,063	21,698	19	310,742	302,430	$19,339	$29	321,740
Obligations of state and political subdivisions	452,654	13,627	1,752	464,529	462,161	15,132	1,883	475,410
Corporate debt securities	35,552	1,574	0	37,126	35,561	1,556	0	37,117
Government agency collateralized mortgage obligations	10,603	575	0	11,178	10,917	567	0	11,484
Pooled trust preferred securities	70,653	0	24,632	46,021	71,002	0	26,988	44,014
Government agency mortgage-backed securities	190,703	6,932	863	196,772	201,361	6,088	1,042	206,407
Marketable equity securities	380	0	41	339	379	2	6	375
Total available-for-sale portfolio	$1,049,608	$44,406	$27,307	$1,066,707	$1,083,811	$42,684	$29,948	$1,096,547

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$240,027	$2,074	$0	$0	$240,027	$2,074
Obligations of state and political subdivisions	13,262	168	0	0	13,262	168
Total held-to-maturity portfolio	253,289	2,242	0	0	253,289	2,242

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	27,379	637	8,284	1,115	35,663	1,752
U.S. Treasury and agency securities	983	19	0	0	983	19
Pooled trust preferred securities	0	0	46,021	24,632	46,021	24,632
Government agency mortgage-backed securities	29,364	241	9,359	622	38,723	863
Marketable equity securities	380	41	0	0	380	41
Total available-for-sale portfolio	58,106	938	63,664	26,369	121,770	27,307

Total investment portfolio	$311,395	$3,180	$63,664	$26,369	$375,059	$29,549

As of December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. treasury and agency securities	$67,435	$538	$0	$0	$67,435	$538
Obligations of state and political subdivisions	10,408	110	0	0	10,408	110
Total held-to-maturity portfolio	77,843	648	0	0	77,843	648

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	31,179	854	4,074	1,029	35,253	1,883
U.S. treasury and agency securities	973	29	0	0	973	29
Pooled trust preferred securities	0	0	44,014	26,988	44,014	26,988
Government agency mortgage-backed securities	32,636	522	6,403	520	39,039	1,042
Marketable equity securities	19	6	0	0	19	6
Total available-for-sale portfolio	64,807	1,411	54,491	28,537	119,298	29,948

Total investment portfolio	$142,650	$2,059	$54,491	$28,537	$197,141	$30,596

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current par value of $72.3 million and unrealized losses of $24.6 million at March 31, 2010.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of March 31, 2010, an additional 31% - 39% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuers; any external credit ratings; the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; the level of credit enhancement provided by the structure; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed for the quarter ended March 31, 2010.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at March 31, 2010.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$14,290	$14,441	$44,349	$45,061
Due after one through five years	63,927	66,727	219,707	230,924
Due after five years through ten years	401,940	400,682	324,617	342,348
Due after ten years	53,073	53,962	259,249	240,085
Subtotal	533,230	535,812	847,922	858,418
Collateralized mortgage obligations	0	0	10,603	11,178
Mortgage-backed securities	91,988	94,655	190,703	196,772
Total	$625,218	$630,467	$1,049,228	$1,066,368

NOTE D:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	As of March 31, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$60,595	($46,266)	$14,329	$60,595	($44,662)	$15,933
Other intangibles	7,894	(4,103)	3,791	7,894	(3,848)	4,046
Total amortizing intangibles	$68,489	($50,369)	$18,120	$68,489	($48,510)	$19,979

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Apr-Dec 2010	$4,098
2011	3,488
2012	2,901
2013	2,260
2014	1,703
Thereafter	3,670
Total	$18,120

Shown below are the components of the Company’s goodwill at March 31, 2010:

(000’s omitted)	December 31, 2009	Activity	March 31, 2010
Goodwill	$302,516	$0	$302,516
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$297,692	$0	$297,692

During the first quarter, the Company performed its annual internal valuation of goodwill for impairment by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.  Based on the goodwill valuations performed in the fourth quarter of 2008 and 2009, the Company recognized an impairment charge on the carrying value of the goodwill associated with Nottingham.  Additional declines in Nottingham’s projected operating results may cause future impairment to its remaining goodwill balance.

NOTE E:  MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.83%)	7/31/2031	5 year beginning 2006	103.00% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.91%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $848,000 was recognized based on the interest rate swap agreement for the three months ended March 31, 2010, compared to $550,000 for the three months ended March 31, 2009.

NOTE F:  BENEFIT PLANS

The Company provides a qualified defined benefit pension plan and other post-retirement health and life insurance benefits to qualified employees and retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors which was frozen effective December 31, 2009.  The Company terminated its post-retirement medical program for current and future employees effective December 31, 2009.  Remaining plan participants will include only existing retirees, or those active and eligible employees who retire prior to December 31, 2010.  During the first quarter, the Company made a contribution to its defined benefit pension plan of $15.0 million.  No other contributions are required in 2010.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three months ended March 31 is as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(000's omitted)	2010	2009	2010	2009
Service cost	$693	$874	$0	$200
Interest cost	954	919	49	154
Expected return on plan assets	(1,618)	(1,172)	0	0
Amortization of unrecognized net loss	592	691	4	15
Amortization of prior service (credit)/cost	(47)	(31)	(264)	13
Amortization of transition obligation	0	0	0	10
Net periodic benefit expense/(income)	$574	$1,281	($211)	$392

NOTE G:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 1.8 million weighted-average anti-dilutive stock options outstanding at March 31, 2010 compared to approximately 2.1 million weighted-average anti-dilutive stock options outstanding at March 31, 2009 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(000's omitted, except per share data)	2010	2009
Net income	$14,002	$10,465
Income attributable to unvested stock-based compensation awards	(112)	(49)
Income available to common shareholders	13,890	10,416

Weighted-average common shares outstanding - basic	32,824	32,651
Basic earnings per share	$0.42	$0.32

Net income	$14,002	$10,465
Income attributable to unvested stock-based compensation awards	(112)	(49)
Income available to common shareholders	13,890	10,416

Weighted-average common shares outstanding	32,824	32,651
Assumed exercise of stock options	238	167
Weighted-average shares – diluted	33,062	32,818
Diluted earnings per share	$0.42	$0.32

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases during the first three months of 2010.

NOTE H:  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee.  These commitments consist principally of unused commercial and consumer credit lines.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party.  The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as that involved with extending loans to customers and are subject to the Company’s normal credit policies.  Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

The contract amount of commitments and contingencies are as follows:

(000's omitted)	March 31, 2010	December 31, 2009
Commitments to extend credit	$563,473	$573,179
Standby letters of credit	18,523	19,121
Total	$581,996	$592,300

NOTE I:  FAIR VALUE

Accounting standards allow entities an irrevocable option to measure certain financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company has elected to value loans held for sale at fair value in order to more closely match the gains and losses associated with loans held for sale with the gains and losses on forward sales contracts.  Accordingly, the impact on the valuation will be recognized in the Company’s consolidated statement of income.  All mortgage loans held for sale are current and in performing status.

Accounting standards establish a framework for measuring fair value and require the disclosure about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Inputs used to measure fair value are classified into the following hierarchy:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis. There were no transfers between Level 1 and Level 2.

	March 31, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$983	$309,759	$0	$310,742
Obligations of state and political subdivisions	0	464,529	0	464,529
Government agency mortgage-backed securities	0	196,772	0	196,772
Corporate debt securities	0	37,126	0	37,126
Government agency collateralized mortgage obligations	0	11,178	0	11,178
Pooled trust preferred securities	0	0	46,021	46,021
Marketable equity securities	339	0	0	339
Total available-for-sale investment securities	1,322	1,019,364	46,021	1,066,707
Commitments to originate real estate loans for sale	0	0	106	106
Mortgage loans held for sale	0	1,002	0	1,002
Interest rate swap	0	(4,988)	0	(4,988)
Total	$1,322	$1,015,378	$46,127	$1,062,827

	December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$973	$320,767	$0	$321,740
Obligations of state and political subdivisions	0	475,410	0	475,410
Government agency mortgage-backed securities	0	206,407	0	206,407
Corporate debt securities	0	37,117	0	37,117
Government agency collateralized mortgage obligations	0	11,484	0	11,484
Pooled trust preferred securities	0	0	44,014	44,014
Marketable equity securities	375	0	0	375
Total available-for-sale investment securities	1,348	1,051,185	44,014	1,096,547
Forward sales contracts	0	119	0	119
Commitments to originate real estate loans for sale	0	0	31	31
Mortgage loans held for sale	0	1,779	0	1,779
Interest rate swap	0	(5,093)	0	(5,093)
Total	$1,348	$1,047,990	$44,045	$1,093,383

The valuation techniques used to measure fair value for the items in the table above are as follows:
•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as dealer quotes, reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  Securities classified as Level 3 include pooled trust preferred securities in less liquid markets.  The value of these instruments is determined using multiple pricing models or similar techniques as well as significant unobservable inputs such as judgment or estimation by the Company in the weighting of the models.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at March 31, 2010 is $1.0 million.  The unrealized gain on mortgage loans held for sale of $21,000 was recognized in mortgage banking and other income in the consolidated statement of income for the quarter ended March 31, 2010.

•
Forward sales contracts – The Company enters into forward sales contracts to sell certain residential real estate loans.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The fair value of these forward sales contracts is primarily measured by obtaining pricing from certain government-sponsored entities and reflects the underlying price the entity would pay the Company for an immediate sale on these mortgages.  These instruments are classified as Level 2 in the fair value hierarchy.

•
Commitments to originate real estate loans for sale – The Company enters into various commitments to originate residential real estate loans for sale.  Such commitments are considered to be derivative financial instruments and, therefore, are carried at estimated fair value in the other asset or other liability section of the consolidated balance sheet.  The estimated fair value of these commitments is determined using quoted secondary market prices obtained from certain government-sponsored entities.  Additionally, accounting guidance requires the expected net future cash flows related to the associated servicing of the loan to be included in the fair value measurement of the derivative.  The expected net future cash flows are based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  Such assumptions include estimates of the realization rate, cost of servicing loans, appropriate discount rate and prepayment speeds.  The determination of expected net cash flows is considered a significant unobservable input contributing to the Level 3 classification of commitments to originate real estate loans for sale.

•
Interest rate swap – The Company utilizes interest rate swap agreements to modify the repricing characteristics of certain of its interest-bearing liabilities.  The fair value of these interest rate swaps, which are traded in over-the-counter markets, where quoted market prices are not readily available, are measured using models for which the significant assumptions such as yield curves and option volatilities are market observable and, therefore, classified as Level 2 in the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended March 31,
	2010			2009
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$44,014	$31	$44,045	$49,866	$0	$49,866
Total gains (losses) included in earnings	25	(31)	(6)	26	0	26
Total gains (losses) included in other comprehensive income	2,356	0	2,356	(1,968)	0	(1,968)
Sales/calls/principal reductions	(374)	0	(374)	(357)	0	(357)
Commitments to originate real estate loans held for sale, net	0	106	106	0	271	271
Ending balance	$46,021	$106	$46,127	$47,567	$271	$47,838

Assets and liabilities measured on a non-recurring basis:

	March 31, 2010				December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$3,032	$3,032	$0	$0	$5,771	$5,771
Goodwill	N/A	N/A	N/A	N/A	0	0	2,500	2,500
Mortgage servicing rights	N/A	N/A	N/A	N/A	0	0	1,608	1,608
Total	$0	$0	$3,032	$3,032	$0	$0	$9,879	$9,879

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceeds their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value.  Impairment is recognized through a valuation allowance.  No valuation allowance was required at March 31, 2010.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  As a result of the significant declines the equity markets experienced in 2008 and 2009, management determined a triggering event had occurred and the goodwill associated with Nottingham Advisors, Inc., one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2008 and 2009.  Based on the goodwill valuation performed in the fourth quarter of 2009 using Level 3 inputs, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $3.1 million.

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair value of investment securities has been disclosed in Note C.  The carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Loans	$3,062,522	$3,061,603	$3,099,485	$3,089,287
Financial liabilities:
Deposits	3,988,277	4,000,102	3,924,486	3,939,951
Borrowings	754,605	820,323	754,779	821,987
Subordinated debt held by unconsolidated subsidiary trusts	102,005	89,729	101,999	84,431

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

Borrowings – Fair values for long-term borrowings are estimated using discounted cash flows and interest rates currently being offered on similar borrowings.

Subordinated debt held by unconsolidated subsidiary trusts – The fair value of subordinated debt held by unconsolidated subsidiary trusts are estimated using discounted cash flows and interest rates currently being offered on similar securities.

Other financial assets and liabilities – Cash and cash equivalents, accrued interest receivable and accrued interest payable have fair values which approximate the respective carrying values because the instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

NOTE J:  DERIVATIVE INSTRUMENTS

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

The Company enters into forward sales commitments for the future delivery of residential mortgage loans, and interest rate lock commitments to fund loans at a specified interest rate.  The forward sales commitments are utilized to reduce interest rate risk associated with interest rate lock commitments and loans held for sale.  Changes in the estimated fair value of the forward sales commitments and interest rate lock commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.  At inception and during the life of the interest rate lock commitment, the Company includes the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of the interest rate lock commitments.  These derivatives are recorded at fair value.  The fair value of the forward sales commitments at March 31, 2010 was immaterial.

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain of its borrowings.  The interest rate swap has been designated as a qualifying cash flow hedge.  See further details of interest rate swap agreements in Note E.

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of March 31, 2010:

	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreement				Other liabilities	$75,000	$4,988
Derivatives not designated as hedging instruments:
Commitments to originate real estate loans for sale	Other assets	$6,818	$106
Total derivatives			$106			$4,988

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three months ended March 31, 2010:

(000's omitted)	Location	Gain/(loss) recognized in the Statement of Income for the Three Months Ending March 31, 2010
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($848)
Interest rate lock commitments	Mortgage banking and other services	106
Total		($742)

The amount of gain recognized during the quarter ended March 31, 2010 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $65,000.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to approximately $848,000 for the three months ended March 31, 2010 and is located in interest expense on subordinated debt held by unconsolidated trusts.

NOTE K:  SEGMENT INFORMATION

Operating segments are components of an enterprise, which are evaluated regularly by the “chief operating decision maker” in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is the President and Chief Executive Officer of the Company. The Company has identified Banking as its reportable operating business segment.  The banking segment provides full-service banking to consumers, businesses and governmental units in northern, central and western New York as well as Northern Pennsylvania.

Immaterial operating segments of the Company’s operations, which do not have similar characteristics to the banking segment and do not meet the quantitative thresholds requiring disclosure, are included in the “Other” category.  Revenues derived from these segments include administration, consulting and actuarial services to sponsors of employee benefit plans, broker-dealer and investment advisory services, asset management services to individuals, corporate pension and profit sharing plans, trust services and insurance commissions from various insurance related products and services.  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (See Note A, Summary of Significant Accounting Policies of the most recent Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010).

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2010
Net interest income	$43,255	$27	$0	$43,282
Provision for loan losses	1,820	0	0	1,820
Noninterest income	11,442	10,687	(412)	21,717
Amortization of intangible assets	1,630	229	0	1,860
Other operating expenses	34,574	8,172	(412)	42,334
Income before income taxes	$16,673	$2,313	$0	$18,986
Assets	$5,461,506	$38,467	($14,173)	$5,485,800
Goodwill	$287,411	$10,281	$0	$297,692

Three Months Ended March 31, 2009
Net interest income	$40,172	$14	$0	$40,186
Provision for loan losses	2,810	0	0	2,810
Noninterest income	11,316	9,309	(269)	20,356
Amortization of intangible assets	1,847	258	0	2,105
Other operating expenses	34,381	8,184	(269)	42,296
Income before income taxes	$12,450	$881	($0)	$13,331
Assets	$5,299,402	$40,262	($14,931)	$5,324,733
Goodwill	$287,965	$13,185	$0	$301,150

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three months ended March 31, 2010 and 2009, although in some circumstances the fourth quarter of 2009 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 19.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.

Unless otherwise noted, the term “this year” refers to results in calendar year 2010, “first quarter” refers to the quarter ended March 31, 2010, earnings per share (“EPS”) figures refer to diluted EPS, and net interest income and net interest margin are presented on a fully tax-equivalent (“FTE”) basis.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 34.

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

•
Retirement benefits – The Company provides defined benefit pension benefits and post-retirement health and life insurance benefits to eligible employees.  The Company also provides deferred compensation and supplemental executive retirement plans for selected current and former employees and officers.  Expense under these plans is charged to current operations and consists of several components of net periodic benefit cost based on various actuarial assumptions regarding future experience under the plans, including, but not limited to, discount rate, rate of future compensation increases, mortality rates, future health care costs and expected return on plan assets.

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

•
Intangible assets - As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest an impairment may have occurred and will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

A summary of the accounting policies used by management is disclosed in Note A, “Summary of Significant Accounting Policies” on pages 50-55 of the most recent Form 10-K (fiscal year ended December 31, 2009) filed with the Securities and Exchange Commission on March 11, 2010.

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

First quarter net income of $14.0 million, or $0.42 per share, was 34% higher than the first quarter of 2009’s reported earnings of $10.5 million, or $0.32 per share.  The increase was due to higher revenue from both increased net interest income, as a result of increased earning assets and higher net interest margin, and non-interest income.  Also contributing to higher net income was a lower provision for loan losses and lower expenses as a result of cost management initiatives taken in 2009.  These were partially offset by a higher effective income tax rate due to a higher proportional level of fully taxable income.

Asset quality in the first quarter of 2010 remained stable, and favorable as compared to peer financial organizations.  Loan charge-offs and the provision for loan losses were below those experienced in the fourth and first quarters of 2009.  Nonperforming loan and delinquency ratios were above the first quarter of 2009, but they continue to be below long-term historical levels.  The Company experienced year-over-year growth in interest-earning assets, despite a small net decrease in average loans.  The investment portfolio, including cash equivalents, increased as compared to both December 31, 2009 and March 31, 2009 due to the net liquidity created from organic deposit growth.  Average deposits increased in the first quarter of 2010 as compared to both the fourth quarter of 2009 and the first quarter of 2009, reflective of organic growth in core deposits.  External borrowings were down slightly from both the fourth and first quarters of 2009.

Net Income and Profitability

As shown in Table 1, net income for the quarter of $14.0 million increased $3.5 million or 34% versus the first quarter of 2009.   Earnings per share for the first quarter of $0.42 were $0.10 higher than the EPS generated in the same period of last year.  First quarter net interest income of $43.3 million was up $3.1 million or 7.7% from the comparable prior year period.  The current quarter’s provision for loan losses decreased $1.0 million as compared to the first quarter of 2009 and decreased $0.8 million from the fourth quarter of 2009, reflective of lower levels of net charge-offs, stable asset quality, and a decline in the loan portfolio.  First quarter noninterest income was $21.7 million, up $1.4 million or 6.7% from the first quarter of 2009.  Operating expenses of $44.2 million for the quarter declined $0.2 million or 0.5% from the comparable prior year period.

As reflected in Table 1, the primary reasons for higher earnings in the quarter were higher net interest income and noninterest income, as well as lower provision for loan losses and lower operating expenses, partially offset by higher income taxes.  Net interest income for the first quarter of 2010 increased as compared to the comparable period of 2009 as a result of a 3.3% increase in interest-earning assets and a higher net interest margin.  Noninterest income increased, despite a $1.5 million decline in mortgage-banking related revenue, reflective of the record secondary market activities experienced by the Company in the first quarter of 2009.  Contributing to the increase was higher deposit service fees, and growth in the Company’s employee benefits consulting and plan administration business and wealth management revenues as a result of both new client and services generation and improving market conditions as compared to the first quarter of 2009.  Lower net charge-offs, generally stable asset quality, and a decline in loan levels were the primary reasons for the decrease in loan loss provision.  Operating expenses decreased for the quarter, due to effective cost management programs across the Company.

A condensed income statement is as follows:

Table 1: Summary Income Statements

	Three Months Ended
	March 31,
(000's omitted, except per share data)	2010	2009
Net interest income	$43,282	$40,186
Provision for loan losses	1,820	2,810
Noninterest income	21,717	20,356
Operating expenses	44,193	44,401
Income before taxes	18,986	13,331
Income taxes	4,984	2,866
Net income	$14,002	$10,465

Diluted earnings per share	$0.42	$0.32

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

As shown in Table 2, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the first quarter of 2010 was $47.0 million, a $2.8 million increase from the same period last year.  A $157 million increase in first quarter interest-earning assets combined with an 11-basis point increase in net interest margin versus the prior year had a greater impact than the $93 million increase in average interest-bearing liabilities.  As reflected in Table 3, the volume increase from interest-bearing assets and the rate decrease on interest-bearing liabilities had a $7.9 million favorable impact on net interest income, while the volume increase from interest bearing liabilities and rate decrease on interest bearing assets had a $5.1 million unfavorable impact on net interest income.   The lower cost of funding had a greater favorable impact on net interest margin than the lower yields on interest-bearing assets.

Average investments and cash equivalents for the first quarter were $221 million higher than the respective period of 2009, reflective of the net liquidity generated from deposit growth.  First quarter average loan balances declined $64.3 million as compared to the first quarter of 2009, primarily from continued principal amortization in the Company’s consumer mortgage and home equity portfolios, combined with its decision to sell the majority of its longer-term, lower rate mortgage originations over the last year, as well as declines in the consumer installment portfolio as a result of lower consumer spending in response to weaker economic conditions.  In comparison to the prior year, total average interest-bearing deposits were up $99 million or 3.2% for the quarter reflective of organic growth in core deposits offset by a reduction in time deposits.  Quarterly average borrowings declined slightly as compared to the first quarter of 2009.

The net interest margin of 3.93% for the first quarter increased 11 basis points versus the same period in the prior year.  The improvement was primarily attributable to a 50-basis point decrease in the cost of funds, partially offset by a 38-basis point decrease in the earning-asset yield, as compared to the prior year period.  The decrease in the earning asset yield is due to a 72-basis point decline in the investment yields for the first quarter and a 15-basis point decline in the loan yields for the first quarter, as compared to the like period of 2009.   The change in the earning-asset yield is primarily a result of variable and adjustable-rate loans repricing downward and lower rates on fixed rate new loan volume due to the decline in interest rates to levels below those prevalent in prior years, as well as the Company’s holdings of lower yielding cash instruments.

The first quarter cost of funds decreased versus the prior year quarter due to a 68-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from non-interest bearing deposits, and a six-basis point decrease in the average interest rate paid on external borrowings.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2009 and the first three months of 2010 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined eight percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower cost checking accounts increased three percentage points.  The rate paid on long-term borrowings was impacted by the approximately 90 basis point decrease in the three-month LIBOR (London Interbank Offered Rates) over the last twelve months, from which the interest rate on $25 million of the mandatorily redeemable preferred securities is based.

Table 2 below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using a marginal income tax rate of 38.46% in 2009 and 2008.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$187,030	$115	0.25%	$155,306	$96	0.25%
Taxable investment securities (1)	1,071,958	11,146	4.22%	842,496	10,541	5.07%
Nontaxable investment securities (1)	518,959	8,708	6.81%	559,344	9,579	6.95%
Loans (net of unearned discount)	3,076,230	44,795	5.91%	3,140,524	46,908	6.06%
Total interest-earning assets	4,854,177	64,764	5.41%	4,697,670	67,124	5.79%
Noninterest-earning assets	570,868			537,582
Total assets	$5,425,045			$5,235,252

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,095,769	2,915	0.56%	$1,691,147	3,051	0.73%
Time deposits	1,126,324	5,688	2.05%	1,432,149	10,519	2.98%
Borrowings	856,662	9,167	4.34%	862,036	9,343	4.40%
Total interest-bearing liabilities	4,078,755	17,770	1.77%	3,985,332	22,913	2.33%
Noninterest-bearing liabilities:
Demand deposits	716,172			651,298
Other liabilities	57,071			52,490
Shareholders' equity	573,047			546,132
Total liabilities and shareholders' equity	$5,425,045			$5,235,252

Net interest earnings		$46,994			$44,211
Net interest spread			3.64%			3.46%
Net interest margin on interest-earnings assets			3.93%			3.82%

Fully tax-equivalent adjustment		$3,712			$4,025

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
Table 3: Rate/Volume

	1st Quarter 2010 versus 1st Quarter 2009
	Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change
Interest earned on:
Cash equivalents	$20	($1)	$19
Taxable investment securities	2,571	(1,966)	605
Nontaxable investment securities	(680)	(191)	(871)
Loans (net of unearned discount)	(949)	(1,164)	(2,113)
Total interest-earning assets (2)	2,186	(4,546)	(2,360)

Interest paid on:
Interest checking, savings and money market deposits	644	(780)	(136)
Time deposits	(1,961)	(2,870)	(4,831)
Borrowings	(811)	636	(175)
Total interest-bearing liabilities (2)	526	(5,669)	(5,143)

Net interest earnings (2)	1,496	1,287	2,783

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of such change in each component.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of  the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by Community Bank, N.A. (“CBNA”) and First Liberty Bank and Trust); 2) employee benefit trust, administration, actuarial and consulting services (performed by BPAS); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors, Inc. or “Nottingham”).  Additionally, the Company has periodic transactions, most often net gains (losses) from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Income

	Three Months Ended
	March 31,
(000's omitted)	2010	2009
Deposit service fees	$10,519	$8,985
Benefit trust, administration, consulting and actuarial fees	7,899	7,007
Wealth management services	2,376	2,033
Other banking services	440	313
Mortgage banking	483	2,018
Total noninterest income	$21,717	$20,356

Noninterest income/total income (FTE)	31.6%	31.5%

As displayed in Table 4, noninterest income was $21.7 million in the first quarter, an increase of $1.4 million or 6.7% from the prior year level.  General recurring banking fees of $11.0 million for the first quarter were up $1.7 million or 18% as compared to the prior year period, driven by organic core deposit account growth and higher electronic banking and debit-card related revenues.  Benefit trust, administration, consulting and actuarial fees increased $0.9 million as compared to the prior year period driven by a combination of new client and service generation and increased asset-based revenue.  Wealth management services revenue increased $0.3 million or 17%, reflective of favorable market comparisons and generally improving demand for their products.

Offsetting these increases for the quarter, residential mortgage banking revenue decreased $1.5 million in comparison to the prior year, reflective of the record secondary market activities experienced in the first quarter of 2009.  Residential mortgage banking income totaled $0.5 million for the first quarter of 2010, as compared to $2.0 million in the first quarter of 2009.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in first quarter mortgage banking income is $0.1 million of recovery of an impairment charge taken in a prior period for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $11.8 million in the first quarter of 2010 as compared to $98.6 million for the comparable 2009 period.    Residential mortgage loans held for sale and recorded at fair value at March 31, 2010 totaled $1.0 million.  Future revenue generation from mortgage banking activities will be dependent on market conditions and the trend in long-term interest rates.

The ratio of noninterest income to total income (FTE basis) was 31.6% for the quarter, versus 31.5% for the comparable period in 2009.  The slight increase was a function of higher noninterest income from all major categories except mortgage banking, combined with proportionally smaller increases in net interest income.

Operating Expenses

Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended
	March 31,
(000's omitted)	2010	2009
Salaries and employee benefits	$22,936	$22,962
Occupancy and equipment	6,225	6,211
Data processing and communications	5,114	4,850
Amortization of intangible assets	1,859	2,105
Legal and professional fees	1,300	1,284
Office supplies and postage	1,249	1,375
Business development and marketing	1,014	1,292
FDIC insurance premiums	1,572	1,375
Other	2,924	2,947
Total operating expenses	$44,193	$44,401

Operating expenses/average assets	3.30%	3.43%
Efficiency ratio	61.6%	65.3%

As shown in Table 5, first quarter 2010 operating expenses were $44.2 million, a decrease of $0.2 million or 0.5% from the prior year level.  Implementation of several expense reduction initiatives allowed the Company to report lower total operating expenses despite year-over-year increases in merit-based compensation, as well as higher technology and processing-related costs.  The Company continues to have significant resources dedicated to the conversion of its core banking system, which is scheduled for the third quarter 2010.

Compensation expense increased $0.8 million from the first quarter of 2009, offset by a $1.0 million decrease in retirement plan expense primarily due to modifications to the Company’s defined benefit pension plan, and the fourth quarter 2009 termination of its post-retirement medical program for current and future employees, offset by a higher contribution to the Company’s 401(k) Employee Stock Ownership Plan (“401(k) Plan”).  The defined benefit pension plan was modified to a new plan design, which combines service credits in the Cash Balance Plan with additional contributions to be made to the 401(k) Plan.  Additionally, effective January 1, 2010, the Company increased its matching discretionary contribution to the 401(k) Plan for participant’s who contribute 6% of eligible compensation from a maximum 3.5% to 4.5%.

Additional changes to operating expenses can be attributable to lower business development and marketing expenses ($0.3 million), lower amortization of intangible assets ($0.2 million) and lower office supplies and postage ($0.1 million), partially offset by an increased level of FDIC insurance premiums ($0.2 million), and higher volume-based data processing and communication costs ($0.3 million).  In May 2009, the FDIC basic insurance coverage limit of $250,000 was extended through December 31, 2013.  This change combined with a significant depletion of the general insurance fund due to a major increase in the number and magnitude of bank failures have resulted in significant increases in the FDIC assessment rates that are expected to remain at similar levels during the remainder of 2010.  The Company is also participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) that provides unlimited coverage for transaction deposit accounts and for which a supplemental 10-basis point premium is assessed.  In the second quarter of 2009, the FDIC assessed an emergency special assessment equal to five basis points on a bank’s assets less Tier 1 capital.  This amounted to $2.5 million of additional premiums recognized in June 2009.  No additional assessments were levied in the second half of 2009 and the first quarter of 2010.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition and core system conversion expenses divided by the sum of net interest income (FTE) and recurring noninterest income) was 61.6% for the first quarter, 3.7 percentage points below the comparable quarter of 2009.  This resulted from operating expenses (as described above) increasing 0.3%, while recurring operating income increased at a faster rate of 6.4% due to a 6.3% increase in net interest income and a 6.7% increase in noninterest income year over year.   Operating expenses, excluding acquisition and core system conversion expenses as a percentage of average assets decreased 13 basis points for the quarter, as operating expenses decreased 0.3%, and average assets increased 3.6%, in comparison to the same time period last year.

Income Taxes

The first quarter effective income tax rate was 26.3%, compared to the 21.5% effective tax rate in the first quarter of 2009.  The higher effective tax rate for 2010 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.69 billion at the end of the first quarter, an increase of $259.4 million from December 31, 2009 and an increase of $328.1 million from March 31, 2009.  The book value (excluding unrealized gains) of investments increased $255.1 million from December 31, 2009 and $326.8 million from March 31, 2009.  Throughout 2009 cash equivalents remained above historical levels, as the Company maintained the liquidity provided by the 2008 Citizens branch acquisition and organic deposit growth in anticipation of improved investment opportunities in future periods.  A portion of the Company’s significant liquidity position was deployed during the first quarter of 2010 through the purchase of $317 million of intermediate-term U.S. Treasury Notes.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury Notes and a decrease in the proportion of obligations of state and political subdivisions and small decreases in all other security categories.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At March 31, 2010, the portfolio had a $17.1 million net unrealized gain, an increase of $4.4 million from the unrealized gain at December 31, 2009 and an increase of $1.3 million from the unrealized gain at March 31, 2009.  This fluctuation is indicative of the liquidity risk associated with the pooled trust preferred securities, interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.

Table 6: Investments

	March 31, 2010		December 31, 2009		March 31, 2009
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$463,303	$464,725	$153,761	$155,408	$46,874	$49,025
Government agency mortgage-backed securities	91,988	94,655	112,162	114,125	50,603	50,900
Obligations of state and political subdivisions	69,858	71,018	69,939	71,325	17,333	17,655
Other securities	69	69	74	74	95	95
Total held-to-maturity portfolio	625,218	630,467	335,936	340,932	114,905	117,675

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	289,063	310,742	302,430	321,740	352,307	378,018
Obligations of state and political subdivisions	452,654	464,529	462,161	475,410	554,793	563,639
Corporate debt securities	35,552	37,126	35,561	37,117	35,588	35,356
Government agency collateralized mortgage obligations	10,603	11,178	10,917	11,484	20,811	21,292
Pooled trust preferred securities	70,653	46,021	71,002	44,014	72,206	47,567
Government agency mortgage-backed securities	190,703	196,772	201,361	206,407	197,042	202,673
Marketable equity securities	380	339	379	375	398	389
Available-for-sale portfolio	1,049,608	1,066,707	1,083,811	1,096,547	1,233,145	1,248,934
Net unrealized gain on available-for-sale portfolio	17,099	0	12,736	0	15,789	0
Total available-for-sale portfolio	1,066,707	1,066,707	1,096,547	1,096,547	1,248,934	1,248,934

Total	$1,691,925	$1,697,174	$1,432,483	$1,437,479	$1,363,839	$1,366,609

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $72.3 million and unrealized losses of $24.6 million at March 31, 2010.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of March 31, 2010, an additional 31% - 39% of the underlying collateral would have to be in deferral or default concurrently to result in the non-receipt of contractual cash flows.  The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

The Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2010.  In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed for the quarter ended March 31, 2010.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an other-than-temporary impairment did not exist at March 31, 2010.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s average earning assets for the quarter ending March 31, 2010 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change those evaluations.

Table 7: Pooled Trust Preferred Securities as of March 31, 2010

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 3/31/10	$22,839	$23,507	$24,307
Fair value at 3/31/10	14,740	15,250	16,031
Unrealized loss at 3/31/10	$8,099	$8,257	$8,276
Rating (Moody’s/Fitch/S&P)	(A1/A/BB)	(A3/A/BBB-)	(A3/A/BBB-)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	28.3%	25.1%	18.2%
Excess subordination	27.48%	32.18%	37.32%

Loans

As shown in Table 8, loans ended the first quarter at $3.06 billion, down $37.0 million (1.2%) from year-end 2009 and down $41.2 million (1.3%) versus one year earlier.  The first quarter of 2010 loan decline was comprised of a reduction in the business lending portfolio ($20.1 million) and the consumer installment portfolio ($23.9 million), partially offset by an increase in the consumer mortgage portfolio ($7.1 million) despite the sale of $11.8 million of mortgage loans in the secondary market during the first quarter.

Table 8: Loans

(000's omitted)	March 31, 2010		December 31, 2009		March 31, 2009
Business lending	$1,062,628	34.7%	$1,082,753	34.9%	$1,078,593	34.7%
Consumer mortgage	1,035,902	33.8%	1,028,805	33.2%	1,026,934	33.1%
Consumer installment	963,992	31.5%	987,927	31.9%	998,214	32.2%
Total loans	$3,062,522	100.0%	$3,099,485	100.0%	$3,103,741	100.0%

The combined total of general-purpose business lending, including agricultural-related and dealer floor plans, as well as mortgages on commercial property is characterized as the Company’s business lending activity.  The business lending portfolio decreased $20.1 million in the first three months of 2010 and decreased $16.0 million versus one year ago.  Customer demand has softened somewhat due to economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has invested in additional personnel, technology and business development resources over the past few years to further strengthen its capabilities in this key business area.

Consumer mortgages increased $9.0 million year-over-year and $7.1 million in the first three months of 2010.  During the first quarter of 2010, the Company originated $12.8 million of residential mortgages for sale to others, principally Fannie Mae.  Longer-term fixed rate residential mortgages sold to investors totaled $11.8 million in the first quarter of 2010 as compared to $98.6 million in the first quarter of 2009.  Consumer mortgage volume has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly (such as personal installment and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), declined $23.9 million in the first quarter of 2010 and decreased $34.2 million on a year-over-year basis.  The origination and utilization of consumer installment and home equity loans has faced somewhat softer demand over the past year due to lower consumer spending and deleveraging activities in response to weaker economic conditions.  Declines in both new and used vehicle sales in 2009 and the first quarter of 2010 adversely impacted the Company’s ability to generate the same level of new loan volume it has in previous years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that improved economic conditions in the future will enable the Company to produce indirect loan growth more in line with its longer-term historical experience.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2010 and 2009 and December 31, 2009.

Table 9: Nonperforming Assets

	March 31,	December 31,	March 31,
(000's omitted)	2010	2009	2009
Nonaccrual loans
Business lending	$13,159	$11,207	$7,816
Consumer installment	724	980	1,272
Consumer mortgage	4,368	4,077	4,273
Total nonaccrual loans	18,251	16,264	13,361
Accruing loans 90+ days delinquent
Business lending	118	662	367
Consumer installment	93	197	128
Consumer mortgage	719	891	452
Total accruing loans 90+ days delinquent	930	1,750	947
Restructured loans
Business lending	0	896	977
Nonperforming loans
Business lending	13,277	12,765	9,160
Consumer installment	817	1,177	1,400
Consumer mortgage	5,087	4,968	4,725
Total nonperforming loans	19,181	18,910	15,285

Other real estate (OREO)	1,479	1,429	1,383
Total nonperforming assets	$20,660	$20,339	$16,668

Allowance for loan losses to total loans	1.37%	1.35%	1.29%
Allowance for loan losses to nonperforming loans	219%	222%	262%
Nonperforming loans to total loans	0.63%	0.61%	0.49%
Nonperforming assets to total loans and other real estate	0.67%	0.66%	0.54%
Delinquent loans (30 days old to nonaccruing) to total loans	1.43%	1.48%	1.33%
Net charge-offs (annualized) to quarterly average loans outstanding	0.22%	0.22%	0.30%
Loan loss provision to net charge-offs (quarterly)	111%	148%	120%

As displayed in Table 9, nonperforming assets at March 31, 2010 were $20.7 million, a $0.3 million increase versus the level at the end of 2009 and an increase of $4.0 million as compared to the very favorable level one year earlier.  Other real estate owned (“OREO”) increased $0.1 million from one-year ago and remained consistent with year-end 2009, a result of the Company managing 20 OREO properties at both March 31, 2010 and 2009.  No single property has a carrying value in excess of $290,000 in 2010 and  $320,000 in 2009.  Nonperforming loans were 0.63% of total loans outstanding at the end of the first quarter, two and 14 basis points higher than the levels at December 31, 2009 and March 31, 2009, respectively.

Approximately 9% of the increase in nonperforming loans from March 2009 to March 2010 is related to the consumer mortgage portfolio.  Collateral values of residential properties within the Company’s market area are not experiencing the magnitude of declines in value that other parts of the country have encountered.  However, the economic slowdown, increased unemployment levels and the resulting pressure on consumers and businesses alike have resulted in higher nonperforming levels.  Nonperforming consumer installment loans declined from March 2009 to March 2010.  The remaining portion of the increase in nonperforming loans from March 2009 to March 2010 is related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  With the economic downturn, the financial performance and position of certain of the Company’s business customers has deteriorated and consequently the level of non-accrual loans has risen.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 219% at the end of the first quarter, compared to 222% at year-end 2009 and 262% at March 31, 2009, reflective of the higher level of nonperforming loans.

Members of senior management, special asset officers, and lenders review all delinquent and nonaccrual loans and OREO regularly, in order to identify deteriorating situations, monitor known problem credits and discuss any needed changes to collection efforts, if warranted.  Based on the group’s consensus, a relationship may be assigned a special assets officer or other senior lending officer to review the loan, meet with the borrowers, assess the collateral and recommend an action plan.  This plan could include foreclosure, restructuring loans, issuing demand letters, or other actions.  The Company’s larger criticized credits are also reviewed on a quarterly basis by senior credit administration, special assets and commercial lending management to monitor their status and discuss relationship management plans.  Commercial lending management reviews the criticized loan portfolio on a monthly basis.

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.43% at the end of the first quarter, five basis points below the 1.48% at year-end 2009 and ten basis points higher than the very favorable level of 1.33% at March 31, 2009.  The commercial loan delinquency ratio at the end of the first quarter increased in comparison to December 31, 2009 and was lower as compared to March 31, 2009.  The delinquency rate for installment loans decreased as compared to the December 31, 2009 and increased slightly as compared to March 31, 2009.  The mortgage loan delinquency ratio at the end of the first quarter of 2010 was lower than at December 31, 2009 and consistent with the level one year ago.  The Company’s success at keeping the non-performing and delinquency ratios at favorable levels despite weak economic conditions was the result of its continued focus on maintaining strict underwriting standards, as well as effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended
	March 31,
(000's omitted)	2010	2009
Allowance for loan losses at beginning of period	$41,910	$39,575
Charge-offs:
Business lending	1,368	1,144
Consumer mortgage	88	75
Consumer installment	1,475	2,027
Total charge-offs	2,931	3,246
Recoveries:
Business lending	285	109
Consumer mortgage	28	6
Consumer installment	983	799
Total recoveries	1,296	914

Net charge-offs	1,635	2,332
Provision for loans losses	1,820	2,810
Allowance for loan losses at end of period	$42,095	$40,053

Net charge-offs to average loans outstanding:
Business lending	0.41%	0.39%
Consumer mortgage	0.02%	0.03%
Consumer installment	0.20%	0.49%
Total loans	0.22%	0.30%

As displayed in Table 10, net charge-offs during the first three months of 2010 were $1.6 million, $0.7 million lower than the equivalent 2009 period.  The business lending portfolio experienced a small increase in the level of charge-offs as compared to the first quarter of 2009, while the consumer mortgage and consumer installment portfolios experienced lower levels of net charge-offs as compared to the equivalent prior year quarter.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the first quarter was 0.22%, eight basis points lower than the comparable quarter of 2009.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.

The business lending net charge-off ratio for the first quarter of 0.41% increased two basis points versus the prior year level.  The consumer mortgage portfolio experienced a net charge-off ratio of 0.02% for the quarter, versus 0.03% in the previous year.  The consumer installment net charge-off ratio for the first quarter declined 29 basis points from the first quarter of 2009.  As compared to the fourth quarter of 2009, the consumer mortgage and consumer installment net charge-off ratios improved by three basis points and 15 basis points, respectively, while the business lending portfolio net charge-off ratio was higher by 13 basis points.

For the quarter ended March 31, 2010, a $1.8 million loan loss provision was recorded compared to $2.8 million for the first quarter of 2009.  The first quarter 2010 loan loss provision was $0.2 million higher than the level of net charge-offs, due mostly to higher levels of nonperforming loans and increases in qualitative risk factors attributable to the portfolio due to continued soft economic conditions.  The allowance for loan losses of $42.1 million as of March 31, 2010 rose $2.0 million or 5.1% over the last 12 months, while the loan portfolio declined 1.3% during the same time period.  Contributing to the changes was increasing nonperforming and delinquency trends experienced over the last twelve months.  The ratio of allowance for loan loss to loans outstanding increased two basis points to 1.37% at quarter-end, as compared to the level at December 31, 2009 and increased eight basis points from the level at March 31, 2009.

Deposits

As shown in Table 11, average deposits of $3.9 billion in the first quarter were up $163.7 million compared to the first quarter 2009 and $51.9 million versus the fourth quarter of last year.  The mix of average deposits changed throughout 2009 and this continued in the first quarter of 2010.  The weightings of non-time deposits (interest checking, non-interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s focus on expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 1.76% in the first quarter of 2009 to 1.08% in the most recent quarter.  The Company continues to focus heavily on growing its core (non-time) deposits through enhanced marketing and training programs and new product offerings introduced over the last few years.

Average first quarter non-public fund deposits declined $13.6 million or 0.4% versus the fourth quarter of 2009 and were up $124.2 million or 3.6% compared to the year earlier period.  Average public fund deposits in the first quarter increased $65.5 million or 21% from fourth quarter 2009 and $39.5 million or 12% from the first quarter of 2009.

Table 11: Quarterly Average Deposits

	March 31,	December 31,	March 31,
(000's omitted)	2010	2009	2009
Demand deposits	$716,172	$714,491	$651,298
Interest checking deposits	689,513	665,797	609,750
Savings deposits	513,705	485,950	470,417
Money market deposits	892,551	817,795	610,980
Time deposits	1,126,324	1,202,311	1,432,149
Total deposits	$3,938,265	$3,886,344	$3,774,594

Non-public fund deposits	$3,563,892	$3,577,459	$3,439,732
Public fund deposits	374,373	308,885	334,862
Total deposits	$3,938,265	$3,886,344	$3,774,594

Borrowings

At the end of the first quarter, external borrowings of $856.6 million were consistent with borrowings at December 31, 2009 and declined $2.2 million versus the end of the first quarter of 2009.  The cost of funds on total borrowings in the first quarter of 4.34% was six basis points below that of the year earlier period.  This decline was mostly attributable to lower rates paid on the variable rate portion of the Company’s trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity of $578.4 million at the end of the first quarter increased $12.7 million from the balance at December 31, 2009.  This change consisted of net income of $14.0 million, $1.7 million from shares issued under the employee stock plan, $1.3 million from employee stock options earned and an $3.0 million increase in other comprehensive income, partially offset by dividends declared of $7.3 million.  The change in other comprehensive loss was comprised of a $2.7 million increase in the after-tax market value adjustment on the available for sale investment portfolio, a positive $0.2 million adjustment to the funded status of the Company’s retirement plans, and a $0.1 million increase in the after-tax market value adjustment on the interest rate swap.  Over the past 12 months, total shareholders’ equity increased by $31.2 million, as net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, shares issued under the employee stock option plan, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.56% at the end of the first quarter, up 17 basis points from year-end 2009 and 40 basis points higher than its level one year ago.  The increase in the Tier I leverage ratio compared to December 31, 2009 is the result of the shareholders’ equity excluding intangibles and other comprehensive income items increasing 3.6% while average assets excluding intangibles increased at a slower pace of 1.3%.  The Tier I leverage ratio increased as compared to the prior year’s first quarter as average assets excluding intangibles and the other comprehensive income market value adjustment increased 4.1% while shareholders’ equity, excluding intangibles and the market value adjustment, increased at a higher 9.9% rate.  The tangible equity-to-assets ratio of 5.43% increased 23 basis points from December 31, 2009 and increased 69 basis points versus March 31, 2009.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment, higher retained earnings, lower intangible levels and relatively low growth in other assets.

The dividend payout ratio (dividends declared divided by net income) for the first three months of 2010 was 51.9%, down from 68.8% for the first three months of 2009.  The ratio decreased because net income increased 33.8% while dividends declared increased 0.9%, due to slightly more shares outstanding.

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

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of March 31, 2010, this ratio was 18.0% for 30 days and 17.9% for 90 days, excluding the Company's capacity to borrow additional funds from the FHLB.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  The Company has a minimal amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AA or higher rated.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

The ongoing monitoring and management of both interest rate risk and liquidity, in the short and long term time horizons is an important component of the Company's asset/liability management process, which is governed by limits established in the policies reviewed and approved annually by the Company’s Board of Directors.  The Board of Directors delegates responsibility for carrying out the policies to the Asset/Liability Committee (“ALCO”), which meets each month and is made up of the Company's senior management as well as regional and line-of-business managers who oversee specific earning asset classes and various funding sources.  As the Company does not believe it is possible to reliably predict future interest rate movements, it has maintained an appropriate process and set of measurement tools, which enables it to identify and quantify sources of interest rate risk in varying rate environments.  The primary tool used by the Company in managing interest rate risk is income simulation.

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using March 31, 2010 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvested in securities or cash equivalents.

•
The prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period while moving the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at March 31, 2010
+200 basis points	$47,000
0 basis points (normalized yield curve)	($2,594,000)

The modeled net interest income (NII) reflects essentially no change in a rising rate environment from a flat rate scenario.  The relatively unchanged NII in the rising rate environment results from fewer assets repricing upward (slower cash flows), increased liability rates on deposits, and an assumed flatter (normalized) yield curve.  Even though short-term rates are assumed to move up 200 bps, the long end of the treasury curve was modeled to flatten and results in increased earning asset income being more than offset by assumed increases in interest bearing liability expense.

In the 0 basis point model, the current yield curve shifts to a normalized level based on historical spreads to the federal funds rate.  The decrease in NII is largely due to faster investment cash flows and assets repricing to lower rates as corresponding liabilities are held at current levels.  Despite Fed Funds trading near 0%, the Company believes intermediate and longer-term treasury rates could potentially fall further, and thus, the (normal yield curve) model tests the impact of this lower treasury rate scenario.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s first  quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2009 Form 10-K for the fiscal year ended December 31, 2009 (filed with the SEC on March 11, 2010).

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases in the first quarter of 2010.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Exhibit No.                                                                Description

10.1
Employee Agreement dated January 29, 2010, by and among Community System, Inc., Community Bank N.A. and Brian D. Donahue.  Incorporate by reference to Exhibit 10.1 to the Form 8-K filed on February 3, 2010 (Registration No. 001-13695).**

31.1
Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

* Filed herewith.
** Denotes management contract or compensatory plan or arrangement.
***Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: May 7, 2010	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: May 7, 2010	/s/ Scott Kingsley
Scott Kingsley, Treasurer and ChiefFinancial Officer