Form 10-Q
period 2010-06-30
COMMUNITY BANK SYSTEM INC
filed 2010-08-06
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________ to____________.

Commission File Number: 001-13695

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
33,158,759 shares of Common Stock, $1.00 par value, were outstanding on July 31, 2010.

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	June 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$133,967	$361,876

Available-for-sale investment securities (cost of $1,058,950 and $1,083,811, respectively)	1,092,738	1,096,547

Held-to-maturity investment securities (fair value of $642,963 and $340,932, respectively)	611,628	335,936

Other securities, at cost	53,601	54,644

Loans held for sale at fair value	1,060	1,779

Loans	3,091,151	3,099,485
Allowance for loan losses	(42,603)	(41,910)
Net loans	3,048,548	3,057,575

Core deposit intangibles, net	12,726	15,933
Goodwill	297,692	297,692
Other intangibles, net	3,545	4,046
Intangible assets, net	313,963	317,671

Premises and equipment, net	78,591	76,896
Accrued interest receivable	27,023	25,139
Other assets	86,683	74,750

Total assets	$5,447,802	$5,402,813

Liabilities:
Noninterest-bearing deposits	$713,544	$736,816
Interest-bearing deposits	3,226,431	3,187,670
Total deposits	3,939,975	3,924,486

Borrowings	729,557	754,779
Subordinated debt held by unconsolidated subsidiary trusts	102,012	101,999
Accrued interest and other liabilities	76,438	55,852
Total liabilities	4,847,982	4,837,116

Commitments and contingencies (See Note H)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 33,974,447 and	33,974	33,631
33,630,700 shares issued, respectively
Additional paid-in capital	221,162	216,481
Retained earnings	357,480	342,539
Accumulated other comprehensive gain (loss)	5,334	(8,784)
Treasury stock, at cost (828,552 and 830,392 shares, respectively)	(18,130)	(18,170)
Total shareholders' equity	599,820	565,697

Total liabilities and shareholders' equity	$5,447,802	$5,402,813

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$44,851	$46,134	$89,524	$92,925
Interest and dividends on taxable investments	12,168	9,926	23,101	20,233
Interest and dividends on nontaxable investments	5,604	5,895	11,050	11,896
Total interest income	62,623	61,955	123,675	125,054

Interest expense:
Interest on deposits	7,747	12,087	16,350	25,657
Interest on borrowings	7,446	7,815	15,149	15,572
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,485	1,539	2,949	3,125
Total interest expense	16,678	21,441	34,448	44,354

Net interest income	45,945	40,514	89,227	80,700
Less: provision for loan losses	2,050	2,015	3,870	4,825
Net interest income after provision for loan losses	43,895	38,499	85,357	75,875

Noninterest income:
Deposit service fees	11,337	10,271	21,856	19,256
Mortgage banking and other services	1,115	1,512	2,038	3,843
Benefit plan administration, consulting and actuarial fees	7,260	6,599	15,159	13,606
Trust, investment and asset management fees	2,666	2,267	5,042	4,300
Total noninterest income	22,378	20,649	44,095	41,005

Operating expenses:
Salaries and employee benefits	22,509	23,154	45,445	46,116
Occupancy and equipment	5,614	5,704	11,839	11,915
Data processing and communications	5,309	5,171	10,423	10,021
Amortization of intangible assets	1,849	2,103	3,708	4,208
Legal and professional fees	1,505	1,318	2,805	2,602
Office supplies and postage	1,311	1,472	2,560	2,847
Business development and marketing	1,731	2,057	2,745	3,349
FDIC insurance premiums	1,485	4,021	3,057	5,396
Other	2,907	2,483	5,831	5,430
Total operating expenses	44,220	47,483	88,413	91,884

Income before income taxes	22,053	11,665	41,039	24,996
Income taxes	5,891	2,510	10,875	5,376
Net income	$16,162	$9,155	$30,164	$19,620

Basic earnings per share	$0.49	$0.28	$0.91	$0.60
Diluted earnings per share	$0.48	$0.28	$0.90	$0.60
Dividends declared per share	$0.24	$0.22	$0.46	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Six Months Ended June 30, 2010
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)Income	Stock	Total

Balance at December 31, 2009	32,800,308	$33,631	$216,481	$342,539	($8,784)	($18,170)	$565,697

Net income				30,164			30,164

Other comprehensive income, net of tax					14,118		14,118

Dividends declared:
Common, $0.46 per share				(15,223)			(15,223)

Common stock issued under
Stock plan, including
tax benefits of $455	345,587	343	2,680			40	3,063

Stock-based compensation			2,001				2,001

Balance at June 30, 2010	33,145,895	$33,974	$221,162	$357,480	$5,334	($18,130)	$599,820

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Other comprehensive income (loss), before tax:
Change in pension liabilities	$289	$702	$595	$1,776
Change in unrealized losses on derivative instruments used in cash flow hedges	539	994	644	1,182
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	16,689	(362)	21,052	(4,602)
Other comprehensive income (loss), before tax:	17,517	1,334	22,291	(1,644)
Income tax (expense) benefit related to other comprehensive (loss) income	(6,409)	(681)	(8,173)	318
Other comprehensive income (loss), net of tax:	11,108	653	14,118	(1,326)
Net income	16,162	9,155	30,164	19,620
Comprehensive income	$27,270	$9,808	$44,282	$18,294

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$30,164	$19,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,941	5,111
Amortization of intangible assets	3,708	4,208
Net amortization(accretion) of premiums & discounts on securities, loans and borrowings	1,528	416
Stock-based compensation	2,001	1,659
Provision for loan losses	3,870	4,825
Amortization of mortgage servicing rights	382	331
Income on bank-owned life insurance policies	(280)	(284)
Net gain on sale of loans and other assets	(246)	(705)
Net change in loans held for sale	1,005	(3,136)
Change in other assets and liabilities	(1,466)	(7,406)
Net cash provided by operating activities	45,607	24,639
Investing activities:
Proceeds from maturities of held-to-maturity investment securities	42,857	51,593
Proceeds from maturities of available-for-sale investment securities	95,573	166,673
Purchases of held-to-maturity investment securities	(319,772)	(84,561)
Purchases of available-for-sale investment securities	(71,014)	(78,638)
Sales of other securities	1,060	24
Purchases of other securities	(8)	(445)
Net decrease in loans	5,158	40,466
Cash paid for acquisition	0	(281)
Capital expenditures	(6,676)	(4,689)
Net cash (used in)/provided by investing activities	(252,822)	90,142
Financing activities:
Net change in deposits	15,489	163,611
Net change in borrowings	(25,222)	(3,909)
Issuance of common stock	3,063	431
Cash dividends paid	(14,479)	(14,382)
Excess tax benefits from stock-based compensation	455	87
Net cash (used in)/provided by financing activities	(20,694)	145,838
Change in cash and cash equivalents	(227,909)	260,619
Cash and cash equivalents at beginning of period	361,876	213,753
Cash and cash equivalents at end of period	$133,967	$474,372
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,870	$44,819
Cash paid for income taxes	0	29
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,955	7,203
Transfers from loans to other real estate	1,816	1,451

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited; however, in the opinion of Community Bank System, Inc. (“the Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The general loan loss allocation is composed of two calculations that are computed on five main loan categories: commercial, consumer direct, consumer indirect, home equity and residential real estate.  The first calculation determines an allowance level based on historical net charge-off data for each loan category (commercial loans exclude balances with specific loan loss allocations).  The second calculation is qualitative and takes into consideration eight qualitative environmental factors:  levels and trends in delinquencies and impaired loans; levels of, and trends in, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry condition; and effects of changes in credit concentrations.  These two calculations are added together to determine the general loan loss allocation.  The specific loan loss allocation relates to individual commercial loans that are both greater than $0.5 million and in a nonaccruing status with respect to interest.  Specific losses are based on discounted estimated cash flows, including any cash flows resulting from the conversion of collateral or collateral shortfalls.  The allowance levels computed from the specific and general loan loss allocation methods are combined with unallocated allowances, if any, to derive the required allowance for loan losses to be reflected on the Consolidated Statement of Condition.  As it has in prior periods, the Company strives to refine and enhance its loss evaluation and estimation processes continually.  In 2009, the Company developed and utilized more granular historical loss factors on a portfolio specific basis, as well as enhanced its use of both Company specific and macro economic qualitative factors.  These enhancements did not result in a significant change to the determined allowance levels.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan loss is charged to operations based on management’s periodic evaluation of factors previously mentioned.

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at June 30, 2010.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses.  While some of the required disclosures are already included in the Management Discussion and Analysis section of the interim and annual filings, the new guidance will require enhanced disclosure to be included in the notes to the financial statements.  This guidance will be effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$463,237	$26,355	$0	$489,592	$153,761	$2,185	$538	$155,408
Government agency mortgage-backed securities	66,533	1,784	82	68,235	112,162	1,963	0	114,125
Obligations of state and political subdivisions	81,789	3,278	0	85,067	69,939	1,496	110	71,325
Other securities	69	0	0	69	74	0	0	74
Total held-to-maturity portfolio	$611,628	$31,417	$82	$642,963	$335,936	$5,664	$648	$340,932

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$289,141	$28,549	$0	$317,690	$302,430	$19,339	$29	$321,740
Obligations of state and political subdivisions	469,253	15,516	1,022	483,747	462,161	15,132	1,883	475,410
Government agency mortgage-backed securities	183,983	11,395	0	195,378	201,361	6,088	1,042	206,407
Pooled trust preferred securities	70,294	0	22,951	47,343	71,002	0	26,988	44,014
Corporate debt securities	35,543	1,834	0	37,377	35,561	1,556	0	37,117
Government agency collateralized mortgage obligations	10,356	550	0	10,906	10,917	567	0	11,484
Marketable equity securities	380	0	83	297	379	2	6	375
Total available-for-sale portfolio	$1,058,950	$57,844	$24,056	$1,092,738	$1,083,811	$42,684	$29,948	$1,096,547

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
Obligations of state and political subdivisions / Total held-to-maturity portfolio	$5,796	$82	$0	$0	$5,796	$82

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	36,216	682	9,130	340	45,346	1,022
Pooled trust preferred securities	0	0	47,343	22,951	47,343	22,951
Marketable equity securities	380	83	0	0	380	83
Total available-for-sale portfolio	36,596	765	56,473	23,291	93,069	24,056

Total investment portfolio	$42,392	$847	$56,473	$23,291	$98,865	$24,138

As of December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$67,435	$538	$0	$0	$67,435	$538
Obligations of state and political subdivisions	10,408	110	0	0	10,408	110
Total held-to-maturity portfolio	77,843	648	0	0	77,843	648

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	31,179	854	4,074	1,029	35,253	1,883
U.S. Treasury and agency securities	973	29	0	0	973	29
Pooled trust preferred securities	0	0	44,014	26,988	44,014	26,988
Government agency mortgage-backed securities	32,636	522	6,403	520	39,039	1,042
Marketable equity securities	19	6	0	0	19	6
Total available-for-sale portfolio	64,807	1,411	54,491	28,537	119,298	29,948

Total investment portfolio	$142,650	$2,059	$54,491	$28,537	$197,141	$30,596

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current par value of $72.0 million and unrealized losses of $23.0 million at June 30, 2010.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of June 30, 2010, an additional 29% - 38% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuers; any external credit ratings; the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; the level of credit enhancement provided by the structure; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed for the quarter ended June 30, 2010.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at June 30, 2010.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$11,143	$11,236	$56,310	$57,530
Due after one through five years	63,698	67,716	192,388	203,544
Due after five years through ten years	401,919	424,402	300,201	324,831
Due after ten years	53,079	54,542	315,332	300,252
Subtotal	529,839	557,896	864,231	886,157
Government agency collateralized mortgage obligations	0	0	10,356	10,906
Government agency mortgage-backed securities	81,789	85,067	183,983	195,378
Total	$611,628	$642,963	$1,058,570	$1,092,441

NOTE D:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:
	As of June 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$60,595	($47,869)	$12,726	$60,595	($44,662)	$15,933
Other intangibles	7,894	(4,349)	3,545	7,894	(3,848)	4,046
Total amortizing intangibles	$68,489	($52,218)	$16,271	$68,489	($48,510)	$19,979

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Jul-Dec 2010	$2,249
2011	3,488
2012	2,901
2013	2,260
2014	1,703
Thereafter	3,670
Total	$16,271

Shown below are the components of the Company’s goodwill at June 30, 2010:

(000’s omitted)	December 31, 2009	Activity	June 30, 2010
Goodwill	$302,516	$0	$302,516
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$297,692	$0	$297,692

During the first quarter, the Company performed its annual internal valuation of goodwill for impairment by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.  Based on the goodwill valuations performed in the fourth quarter of 2008 and 2009, the Company recognized an impairment charge on the carrying value of the goodwill associated with Nottingham Advisors, Inc. (“Nottingham”).  Additional declines in Nottingham’s projected operating results may cause future impairment to its remaining goodwill balance of $2.5 million.    See further details of the evaluation of goodwill for impairment in Note I.

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (3.92%)	7/31/2031	5 year beginning 2006	103.00% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (2.19%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $848,000 and $1,696,000 was recognized based on the interest rate swap agreement for the three and six months ended June 30, 2010, respectively, compared to $679,000 and $1,229,000, respectively, for the three and six months ended June 30, 2009.

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

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(000's omitted)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$638	$874	$1,331	$1,747	$0	$200	$0	$399
Interest cost	934	919	1,887	1,838	49	154	98	308
Expected return on plan assets	(1,618)	(1,171)	(3,235)	(2,343)	0	0	0	0
Amortization of unrecognized net loss	574	690	1,166	1,381	4	15	9	30
Amortization of prior service cost	(47)	(31)	(94)	(61)	(264)	13	(529)	27
Amortization of transition obligation	0	0	0	0	0	10	0	21
Net periodic benefit cost	$481	$1,281	$1,055	$2,562	($211)	$392	($422)	$785

NOTE G:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 1.8 million weighted-average anti-dilutive stock options outstanding at June 30, 2010 compared to approximately 2.6 million weighted-average anti-dilutive stock options outstanding at June 30, 2009 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted, except per share data)	2010	2009	2010	2009
Net income	$16,162	$9,155	$30,164	$19,620
Income attributable to unvested stock-based compensation awards	(144)	(50)	(255)	(98)
Income available to common shareholders	16,018	9,105	29,909	19,522

Weighted-average common shares outstanding - basic	32,947	32,665	32,886	32,659
Basic earnings per share	$0.49	$0.28	$0.91	$0.60

Net income	$16,162	$9,155	$30,164	$19,620
Income attributable to unvested stock-based compensation awards	(144)	(50)	(255)	(98)
Income available to common shareholders	16,018	9,105	29,909	19,522

Weighted-average common shares outstanding	32,947	32,665	32,886	32,659
Assumed exercise of stock options	327	102	265	120
Weighted-average shares – diluted	33,274	32,767	33,151	32,779
Diluted earnings per share	$0.48	$0.28	$0.90	$0.60

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases during the first six months of 2010.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	June 30, 2010	December 31, 2009
Commitments to extend credit	$540,606	$573,179
Standby letters of credit	19,617	19,121
Total	$560,223	$592,300

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

Accounting standards establish a framework for measuring fair value and require certain disclosures about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Inputs used to measure fair value are classified into the following hierarchy:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis.   There were no transfers between Level 1 and Level 2 for any of the periods presented.

	June 30, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,029	$316,661	$0	$317,690
Obligations of state and political subdivisions	0	483,747	0	483,747
Government agency mortgage-backed securities	0	195,378	0	195,378
Corporate debt securities	0	37,377	0	37,377
Government agency collateralized mortgage obligations	0	10,906	0	10,906
Pooled trust preferred securities	0	0	47,343	47,343
Marketable equity securities	297	0	0	297
Total available-for-sale investment securities	1,326	1,044,069	47,343	1,092,738
Forward sales contracts	0	(134)	0	(134)
Commitments to originate real estate loans for sale	0	0	367	367
Mortgage loans held for sale	0	1,060	0	1,060
Interest rate swap	0	(4,449)	0	(4,449)
Total	$1,326	$1,040,546	$47,710	$1,089,582

	December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$973	$320,767	$0	$321,740
Obligations of state and political subdivisions	0	475,410	0	475,410
Government agency mortgage-backed securities	0	206,407	0	206,407
Corporate debt securities	0	37,117	0	37,117
Government agency collateralized mortgage obligations	0	11,484	0	11,484
Pooled trust preferred securities	0	0	44,014	44,014
Marketable equity securities	375	0	0	375
Total available-for-sale investment securities	1,348	1,051,185	44,014	1,096,547
Forward sales contracts	0	119	0	119
Commitments to originate real estate loans for sale	0	0	31	31
Mortgage loans held for sale	0	1,779	0	1,779
Interest rate swap	0	(5,093)	0	(5,093)
Total	$1,348	$1,047,990	$44,045	$1,093,383

The valuation techniques used to measure fair value for the items in the table above are as follows:
•
Available for sale investment securities – The fair value of available-for-sale investment securities is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using quoted market prices for similar securities or model-based valuation techniques.  Level 1 securities include U.S. Treasury obligations and marketable equity securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government-sponsored entities, municipal securities and corporate debt securities that are valued by reference to prices for similar securities or through model-based techniques in which all significant inputs, such as dealer quotes, reported trades, trade execution data, LIBOR swap yield curve, market prepayment speeds, credit information, market spreads, and security’s terms and conditions, are observable.  Securities classified as Level 3 include pooled trust preferred securities in less liquid markets.  The value of these instruments is determined using multiple pricing models or similar techniques as well as significant unobservable inputs such as judgment or estimation by the Company in the weighting of the models.

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at June 30, 2010 is $1.0 million.  The unrealized gain on mortgage loans held for sale of $29,000 was recognized in mortgage banking and other income in the consolidated statement of income for the quarter ended June 30, 2010.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended June 30,
	2010			2009
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$46,021	$106	$46,127	$47,568	$271	$47,839
Total gains (losses) included in earnings	24	(106)	(82)	27	(271)	(244)
Total gains included in other comprehensive income	1,681	0	1,681	7,387	0	7,387
Sales/calls/principal reductions	(383)	0	(383)	(421)	0	(421)
Commitments to originate real estate loans held for sale, net	0	367	367	0	142	142
Ending balance	$47,343	$367	$47,710	$54,561	$142	$54,703

	Six Months Ended June 30,
	2010			2009
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$44,014	$31	$44,045	$49,865	$0	$49,865
Total gains (losses) included in earnings	49	(31)	18	53	0	53
Total gains included in other comprehensive income	4,037	0	4,037	5,419	0	5,419
Sales/calls/principal reductions	(757)	0	(757)	(776)	0	(776)
Commitments to originate real estate loans held for sale, net	0	367	367	0	142	142
Ending balance	$47,343	$367	$47,710	$54,561	$142	$54,703

Assets and liabilities measured on a non-recurring basis:

	June 30, 2010				December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$3,180	$3,180	$0	$0	$5,771	$5,771
Impaired goodwill	N/A	N/A	N/A	N/A	0	0	2,500	2,500
Mortgage servicing rights	N/A	N/A	N/A	N/A	0	0	1,608	1,608
Total	$0	$0	$3,180	$3,180	$0	$0	$9,879	$9,879

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with generally accepted accounting principals, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceeds their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value.  Impairment is recognized through a valuation allowance.  No valuation allowance was required at June 30, 2010.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  As a result of the significant declines, the equity markets experienced in 2008 and 2009, management determined a triggering event had occurred and the goodwill associated with Nottingham , one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2008 and 2009.  Based on the goodwill valuation performed in the fourth quarter of 2009 using Level 3 inputs, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $3.1 million.

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair value of investment securities has been disclosed in Note C.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Loans	$3,091,151	$3,126,697	$3,099,485	$3,089,287
Financial liabilities:
Deposits	3,939,975	3,952,918	3,924,486	3,939,951
Borrowings	729,557	852,499	754,779	821,987
Subordinated debt held by unconsolidated subsidiary trusts	102,012	81,128	101,999	84,431

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

NOTE J:  DERIVATIVE INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of its business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates.  These financial instruments have been limited to interest rate swap agreements, commitments to originate real estate loans held for sale, and forward sales commitments.  The Company does not hold or issue derivative financial instruments for trading or other speculative purposes.

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of June 30, 2010:

	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreement				Other liabilities	$75,000	$4,449
Derivatives not designated as hedging instruments:
Commitments to originate real estate loans for sale	Other assets	$15,192	$367
Forward sales commitments				Other liabilities	$11,487	134
Total derivatives			$367			$4,583

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and six months ended June 30, 2010:

		Gain/(loss) recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending June 30, 2010	Six Months Ending June 30, 2010
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($848)	($1,696)
Interest rate lock commitments	Mortgage banking and other services	261	367
Forward sales commitments	Mortgage banking and other services	(134)	(134)
Total		($721)	($1,463)

The amount of gain recognized during the three and six months ended June 30, 2010 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $332,000 and $397,000, respectively.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to approximately $848,000 and $1,696,000 for the three and six months ended June 30, 2010, respectively, and is located in interest expense on subordinated debt held by unconsolidated trusts.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended June 30, 2010
Net interest income	$45,924	$21	$0	$45,945
Provision for loan losses	2,050	0	0	2,050
Noninterest income	12,473	10,267	(362)	22,378
Amortization of intangible assets	1,621	228	0	1,849
Other operating expenses	34,559	8,174	(362)	42,371
Income before income taxes	$20,167	$1,886	$0	$22,053
Assets	$5,422,900	$39,808	($14,906)	$5,447,802
Goodwill	$287,411	$10,281	$0	$297,692

Three Months Ended June 30, 2009
Net interest income	$40,502	$12	$0	$40,514
Provision for loan losses	2,015	0	0	2,015
Noninterest income	11,798	9,138	(287)	20,649
Amortization of intangible assets	1,846	257	0	2,103
Other operating expenses	37,615	8,052	(287)	45,380
Income before income taxes	$10,824	$841	($0)	$11,665
Assets	$5,310,499	$41,897	($15,409)	$5,336,987
Goodwill	$288,042	$13,327	$0	$301,369

Six Months Ended June 30, 2010
Net interest income	$89,178	$49	$0	$89,227
Provision for loan losses	3,870	0	0	3,870
Noninterest income	23,930	20,939	(774)	44,095
Amortization of intangible assets	3,252	456	0	3,708
Other operating expenses	69,132	16,347	(774)	84,705
Income before income taxes	$36,854	$4,185	$0	$41,039

Six Months Ended June 30, 2009
Net interest income	$80,674	$26	$0	$80,700
Provision for loan losses	4,825	0	0	4,825
Noninterest income	23,112	18,449	(556)	41,005
Amortization of intangible assets	3,693	515	0	4,208
Other operating expenses	72,036	16,196	(556)	87,676
Income before income taxes	$23,232	$1,764	($0)	$24,996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and six months ended June 30, 2010 and 2009, although in some circumstances the first quarter of 2010 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 20.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and “YTD” refers to results in calendar year 2010, “second quarter” refers to the quarter ended June 30, 2010, and earnings per share (“EPS”) figures refer to diluted EPS.

This MD&A contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those proposed by such forward-looking statements are set herein under the caption, “Forward-Looking Statements,” on page 36.

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

Second quarter and June year-to-date 2010 net income of $16.2 million and $30.2 million, respectively, was $7.0 million or 77% and $10.5 million or 54% higher than the respective prior year periods.  Earnings per share were $0.48 and $0.90 for the first three and six months of 2010, respectively, an increase of $0.20 and $0.30 from the equivalent prior year periods.  The increase was due to higher revenue from both increased net interest income, as a result of earning asset growth and higher net interest margin, and non-interest income.  Also contributing to higher net income was a lower year-to-date provision for loan losses and lower expenses as a result of cost management initiatives begun in late 2009.  These were partially offset by a higher effective income tax rate due to a higher proportional level of fully taxable income.

Asset quality in the second quarter of 2010 remained stable, and favorable as compared to averages for peer financial organizations.  Second quarter loan net charge-offs and the delinquency ratios were slightly below those experienced in the first quarter of 2010 and the second quarter of 2009.  The current quarter provision for loan losses and the nonperforming loan ratios were above the first quarter of 2010 and the second quarter of 2009, but they remain favorable compared to peer levels.  The Company experienced year-over-year growth in interest-earning assets, despite a small net decrease in loan balances.  Investment portfolio average balances, including cash equivalents, increased as compared to both the second quarter 2009 and the first quarter 2010, driven by the growth in deposits.  Average deposits increased in the second quarter of 2010 as compared to both the first quarter of 2010 and the second quarter of 2009, reflective of organic growth in core deposits.  External borrowings were down slightly from both the first quarter of 2010 and the second quarter of 2009.

Net Income and Profitability

As shown in Table 1, net income for the second quarter and June YTD of $16.2 million and $30.2 million, respectively, increased 77% and 54% versus the comparable periods of 2009.  Earnings per share for the second quarter of $0.48 were $0.20 higher than the EPS generated in the second quarter of 2009, and earnings per share of $0.90 for the first six months of 2010 increased $0.30 from the amount earned in the first half of 2009.

As reflected in Table 1, second quarter net interest income of $45.9 million was up $5.4 million, or 13%, from the comparable prior year period and net interest income for the first six months of 2010 increased $8.5 million or 11% over the first half of 2009.  The current quarter’s provision for loan losses increased slightly as compared to the second quarter of 2009 and was $1.0 million lower than the first six months of 2009, reflective of lower levels of net charge-offs and generally stable asset quality.  Second quarter noninterest income was $22.4 million, up $1.7 million or 8.4% from the second quarter of 2009, while year-to-date noninterest income of $44.1 million increased $3.1 million or 7.5% from the prior year level, despite a $1.9 million decline in mortgage-banking related revenue, reflective of the record secondary market activities experienced by the Company in the first half of 2009.  Contributing to the increase was higher deposit service fees and growth in the company’s employee benefits consulting and plan administration business and wealth management revenues as a result of both new client and services generation and improving market conditions as compared to the first half of 2009.  Operating expenses of $44.2 million for the quarter and $88.4 million for the first six months of 2010 declined $3.3 million, or 6.9%, and $3.5 million, or 3.8%, respectively, from the comparable prior year periods, which included a $2.5 million FDIC special assessment, due to effective cost management programs across the Company.

A condensed income statement is as follows:

Table 1: Summary Income Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted, except per share data)	2010	2009	2010	2009
Net interest income	$45,945	$40,514	$89,227	$80,700
Provision for loan losses	2,050	2,015	3,870	4,825
Noninterest income	22,378	20,649	44,095	41,005
Operating expenses	44,220	47,483	88,413	91,884
Income before taxes	22,053	11,665	41,039	24,996
Income taxes	5,891	2,510	10,875	5,376
Net income	$16,162	$9,155	$30,164	$19,620

Diluted earnings per share	$0.48	$0.28	$0.90	$0.60

Net Interest Income

Net interest income is the amount by which interest and fees on earning assets (loans, investments and cash equivalents) exceed the cost of funds, primarily interest paid to the Company's depositors and interest on external borrowings.  Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the second quarter of 2010 was $49.8 million, a $5.4 million increase from the same period last year.  A $95.4 million increase in second quarter interest-earning assets combined with a 37-basis point increase in net interest margin versus the prior year had a greater impact than the $47.9 million increase in average interest-bearing liabilities.  As reflected in Table 3, the volume increase from interest-bearing assets and the rate decrease on interest-bearing liabilities had a $6.3 million favorable impact on net interest income, while the volume increase from interest bearing liabilities and rate decrease on interest bearing assets had a $0.9 million unfavorable impact on net interest income.   The lower cost of funding had a greater favorable impact on net interest margin than the lower yields on interest-bearing assets.  June YTD net interest income of $89.2 million increased $8.5 million or 10.6% from the year earlier period.  A $125.8 million increase in interest bearing assets and a 24-basis point increase in net interest margin more than offset a $70.5 million increase in interest-bearing liabilities.  The increase in interest-earning assets and the lower rate on interest bearing liabilities had a $14.2 million favorable impact that was partially offset by a $6.0 million unfavorable impact from the decrease in rate on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments for the second quarter and YTD periods were $377.1 million and $283.6 million higher than the respective periods of 2009, while overnight invested cash equivalents for the second quarter and YTD periods declined $250.7 million and $110.3 million from the respective prior year periods, reflective of deployment during the first quarter of 2010 of a portion of the company’s excess liquidity into intermediate term U.S. Treasury securities.  Second quarter and June year-to-date average loan balances declined $31.0 million and $47.5 million, respectively, as compared to the comparable periods of 2009, primarily from continued principal amortization in the Company’s consumer mortgage and home equity portfolios, combined with its decision to sell the majority of its longer-term, lower rate mortgage originations over the last year, as well as declines in the consumer installment portfolio as a result of lower consumer demand characteristics in response to weaker economic conditions.  The business lending average balances were down slightly from prior year levels.  In comparison to the prior year, total average interest-bearing deposits were up $69.2 million or 2.2% for the quarter, reflective of organic growth in core deposits partially offset by a reduction in time deposits.  Quarterly average borrowings declined $21.3 million or 2.5% as compared to the second quarter of 2009 and reflect the maturity of $25 million of term borrowings in the second quarter.

The net interest margin of 4.10% for the second quarter and 4.01% for the year-to-date period increased 37 basis points and 24 basis points, respectively, versus the same periods in the prior year.  The improvement was primarily attributable to a 43-basis point and a 46-basis point decrease in the cost of funds for the quarter and year-to-date periods, respectively, as compared to the prior year periods, partially offset by a five-basis point and 22-basis point decrease in the earning-asset yields, as compared to the prior year periods.  The decrease in the earning-asset yield was driven by a ten-basis point and 13 basis point decline in the loan yields for the second quarter and YTD periods, respectively, as compared to the like periods of 2009.  Partially offsetting this decrease for the second quarter was a nine-basis point increase in investment yield due to a more productive deployment of net liquidity during the first quarter of 2010.  Investment yield, including cash equivalents, for the year-to-date period declined 30 basis points from the prior year period as yields on new purchases were lower than those earned by maturing securities.  The decline in loan yields is primarily a result of lower rates on fixed rate new loan volume due to the decline in interest rates to levels below those prevalent in prior years and adjustable-rate loans repricing downward.

The second quarter cost of funds decreased versus the prior year quarter due to a 56-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from non-interest bearing deposits, and a nine-basis point decrease in the average interest rate paid on external borrowings.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2009 and the first half of 2010 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined nine percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower-cost checking and savings accounts increased three percentage points.  The rate paid on certain term borrowings was impacted by the approximately 70 basis point decrease in the three-month LIBOR (London Interbank Offered Rates) over the last twelve months, and the maturing of $25 million higher rate term borrowings in the second quarter.

Table 2a and 2b below sets forth information related to average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated.  Interest income and yields are on a fully tax-equivalent basis using a marginal income tax rate of 38.46% in 2010 and 2009.  Average balances are computed by accumulating the daily ending balances in a period and dividing by the number of days in that period.  Loan yields and amounts earned include loan fees.  Average loan balances include nonaccrual loans and loans held for sale.

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$64,731	$40	0.25%	$315,444	$202	0.26%
Taxable investment securities (1)	1,204,551	12,487	4.16%	793,909	9,991	5.05%
Nontaxable investment securities (1)	524,697	8,954	6.84%	558,278	9,379	6.74%
Loans (net of unearned discount)	3,074,259	44,977	5.87%	3,105,247	46,248	5.97%
Total interest-earning assets	4,868,238	66,458	5.48%	4,772,878	65,820	5.53%
Noninterest-earning assets	585,835			540,396
Total assets	$5,454,073			$5,313,274

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,191,490	2,778	0.51%	$1,802,845	2,863	0.64%
Time deposits	1,060,535	4,970	1.88%	1,379,982	9,224	2.68%
Borrowings	837,356	8,930	4.28%	858,702	9,354	4.37%
Total interest-bearing liabilities	4,089,381	16,678	1.64%	4,041,529	21,441	2.13%
Noninterest-bearing liabilities:
Demand deposits	717,171			671,615
Other liabilities	64,806			50,027
Shareholders' equity	582,715			550,103
Total liabilities and shareholders' equity	$5,454,073			$5,313,274

Net interest earnings		$49,780			$44,379
Net interest spread			3.84%			3.40%
Net interest margin on interest-earnings assets			4.10%			3.73%

Fully tax-equivalent adjustment		$3,835			$3,865

(1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.

Table 2b: Quarterly Average Balance Sheet

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$125,542	$155	0.25%	$235,817	$298	0.26%
Taxable investment securities (1)	1,138,620	23,633	4.19%	818,068	20,532	5.06%
Nontaxable investment securities (1)	521,844	17,662	6.83%	558,809	18,958	6.84%
Loans (net of unearned discount)	3,075,239	89,773	5.89%	3,122,788	93,156	6.02%
Total interest-earning assets	4,861,245	131,223	5.44%	4,735,482	132,944	5.66%
Noninterest-earning assets	578,394			538,997
Total assets	$5,439,639			$5,274,479

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,143,893	5,693	0.54%	$1,747,305	5,914	0.68%
Time deposits	1,093,248	10,657	1.97%	1,405,921	19,743	2.83%
Borrowings	846,956	18,098	4.31%	860,360	18,697	4.38%
Total interest-bearing liabilities	4,084,097	34,448	1.70%	4,013,586	44,354	2.23%
Noninterest-bearing liabilities:
Demand deposits	716,674			661,512
Other liabilities	60,961			51,253
Shareholders' equity	577,907			548,128
Total liabilities and shareholders' equity	$5,439,639			$5,274,479

Net interest earnings		$96,775			$88,590
Net interest spread			3.74%			3.43%
Net interest margin on interest-earnings assets			4.01%			3.77%

Fully tax-equivalent adjustment		$7,548			$7,890

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
Table 3: Rate/Volume

	2nd Quarter 2010 versus 2nd Quarter 2009			Six Months Ended June 30, 2010 versus June 30, 2009
	Increase (Decrease) Due to Change in (1)			Increase (Decrease) Due to Change in (1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest earned on:
Cash equivalents	($155)	($7)	($162)	($135)	($8)	($143)
Taxable investment securities	4,489	(1,993)	2,496	7,079	(3,978)	3,101
Nontaxable investment securities	(572)	147	(425)	(1,251)	(45)	(1,296)
Loans (net of unearned discount)	(459)	(812)	(1,271)	(1,406)	(1,977)	(3,383)
Total interest-earning assets (2)	1,306	(668)	638	3,476	(5,197)	(1,721)

Interest paid on:
Interest checking, savings and money market deposits	553	(638)	(85)	1,194	(1,415)	(221)
Time deposits	(1,857)	(2,397)	(4,254)	(3,826)	(5,260)	(9,086)
Borrowings	(230)	(194)	(424)	(289)	(310)	(599)
Total interest-bearing liabilities (2)	251	(5,014)	(4,763)	766	(10,672)	(9,906)

Net interest earnings (2)	901	4,500	5,401	2,398	5,787	8,185

(1) The change in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of such change in each component.

(2) Changes due to volume and rate are computed from the respective changes in average balances and rates and are not a summation of the changes of  the components.

Noninterest Income

The Company’s sources of noninterest income are of three primary types: 1) general banking services related to loans, deposits and other core customer activities typically provided through the branch network and electronic banking channels (performed by Community Bank, N.A. (“CBNA”) and First Liberty Bank and Trust); 2) employee benefit trust, administration, actuarial and consulting services (performed by Benefit Plans Administrative Services, Inc. (“BPAS”)); and 3) wealth management services, comprised of trust services (performed by the trust unit within CBNA), investment and insurance products (performed by Community Investment Services, Inc. and CBNA Insurance Agency, Inc.) and asset management (performed by Nottingham Advisors, Inc. or “Nottingham”).  Additionally, the Company has periodic transactions, most often net gains or losses from the sale of investment securities and prepayment of debt instruments.

Table 4: Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2010	2009	2010	2009
Deposit service fees	$11,337	$10,271	$21,856	$19,256
Benefit trust, administration, consulting and actuarial fees	7,260	6,599	15,159	13,606
Wealth management services	2,666	2,267	5,042	4,300
Other banking services	523	554	963	867
Mortgage banking	592	958	1,075	2,976
Total noninterest income	22,378	20,649	44,095	41,005

Noninterest income/total income (FTE)	31.0%	31.8%	31.3%	31.6%

As displayed in Table 4, noninterest income was $22.4 million in the second quarter and $44.1 million for the first half of 2010.  This represents an increase of $1.7 million, or 8.4%, for the quarter and $3.1 million, or 7.5%, for the YTD period in comparison to 2009.  General recurring banking fees of $11.9 million for the first quarter and $22.8 million for the first six months of 2010 were up $1.0 million or 9.6% and $2.7 million, or 13%, respectively, as compared to the prior year periods, driven by organic core deposit account growth and higher electronic banking and expanded debit-card usage.  Effective July 1, 2010, Regulation E (a Federal Reserve Board Regulation) prohibits financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transactions, unless the customer consents.  Customer’s who have responded have overwhelmingly consented to protecting their accounts from electronic transaction rejection.  Management will continue to diligently work to provide customers the opportunity to consent and opt-in to overdraft protection for such transactions during the third and fourth quarters of 2010.

Benefit trust, administration, consulting and actuarial fees increased $0.7 million and $1.6 million, respectively, for the three and six months ended June 30, 2010 as compared to the prior year periods, driven by a combination of new client generation, expanded service offerings and increased asset-based revenue.  Wealth management services revenue increased $0.4 million, or 18%, for the second quarter and $0.7 million, or 17%, for the first six months, reflective of favorable market valuation comparisons and generally improving demand characteristics.

Offsetting these increases, residential mortgage banking revenue decreased $0.4 million for the quarter and $1.9 million for the six months in comparison to the prior year periods, reflective of the record secondary market activities experienced in the first half of 2009.  Residential mortgage banking income totaled $0.6 million for the second quarter of 2010 and $1.1 million for the first six months, as compared to $1.0 million in the second quarter of 2009 and $3.0 for the first six months of 2009.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in 2010 YTD mortgage banking income is $0.1 million of recovery of an impairment charge taken in a prior period for the fair value of the mortgage servicing rights due primarily to a decrease in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $22.5 million in the first six months of 2010 as compared to $142.7 million for the comparable 2009 period.  Residential mortgage loans held for sale and recorded at fair value at June 30, 2010 totaled $0.7 million.  Future revenue generation from mortgage banking activities will be dependent on market conditions and long-term interest rate trends.

The ratio of noninterest income to total income (FTE basis) was 31.0% for the quarter and 31.3% for the year-to-date period, versus 31.8% and 31.6% for the comparable periods of 2009.  The slight decrease in both periods is a function of net interest income increasing at a faster rate than noninterest income for both periods.

Operating Expenses
Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2010	2009	2010	2009
Salaries and employee benefits	$22,509	$23,154	$45,445	$46,116
Occupancy and equipment	5,614	5,704	11,839	11,915
Data processing and communications	5,309	5,171	10,423	10,021
Amortization of intangible assets	1,849	2,103	3,708	4,208
Legal and professional fees	1,505	1,318	2,805	2,602
Office supplies and postage	1,311	1,472	2,560	2,847
Business development and marketing	1,731	2,057	2,745	3,349
FDIC insurance premiums	1,485	4,021	3,057	5,396
Other	2,907	2,483	5,831	5,430
Total operating expenses	$44,220	$47,483	$88,413	$91,884

Operating expenses/average assets	3.08%	3.22%	3.12%	3.24%
Efficiency ratio	58.0%	65.6%	59.8%	65.5%

As shown in Table 5, second quarter 2010 operating expenses were $44.2 million, a decrease of $3.3 million, or 6.9%, from the prior year level.  Year-to-date operating expenses of $88.4 million declined $3.5 million or $3.8% as compared to the same period in 2009.  Excluding the $2.5 million FDIC special assessment incurred in the second quarter 2009, quarterly and YTD operating expenses were down $0.8 million and $1.0 million, respectively, versus the equivalent prior year periods.  Implementation of several expense reduction initiatives allowed the Company to report lower total operating expenses despite year-over-year increases in merit-based compensation, as well as higher technology and volume based processing costs.  The Company continues to dedicate significant resources to the conversion of its core banking system, which is scheduled for the third quarter 2010.

Salary expense increased $0.6 million and $1.4 million from the second quarter and first six months of 2009, respectively, offset by a $1.3 million and $2.3 million decrease in retirement plan expense from the three and six months ended June 30, 2010, respectively, as compared to the prior year periods, primarily due to modifications to the Company’s defined benefit pension plan, and the fourth quarter 2009 termination of its post-retirement medical program for certain current and all future employees, offset by a higher contribution to the Company’s 401(k) Employee Stock Ownership Plan (“401(k) Plan”).  The defined benefit pension plan was modified to a new plan design, which combines service credits in the Company’s Cash Balance Plan with additional contributions to be made to the 401(k) Plan.  Additionally, effective January 1, 2010, the Company increased its matching discretionary contribution to the 401(k) Plan for employee participants who contribute 6% of eligible compensation from a maximum 3.5% to 4.5%.

Additional changes to operating expenses can be attributable to lower FDIC insurance premiums ($2.5 million for the quarter, $2.3 million YTD), lower business development and marketing expenses ($0.3 million for the quarter, $0.6 million YTD), lower amortization of intangible assets ($0.3 million for the quarter, $0.5 million YTD), and lower office supplies and postage ($0.2 million for the quarter, $0.3 million YTD), partially offset by higher volume-based data processing and communication costs ($0.1 million for the quarter, $0.4 million YTD) and higher legal and professional fees ($0.2 million for the quarter and YTD).  In May 2009, the FDIC basic insurance coverage limit of $250,000 was extended through December 31, 2013, and subsequently made permanent as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This change combined with a significant depletion of the general insurance fund due to a major increase in the number and magnitude of bank failures have resulted in significant increases in the FDIC assessment rates from pre-2009 periods, that are expected to remain at similar levels during the remainder of 2010.  The Company is also participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) that provides unlimited coverage for transaction deposit accounts and for which a supplemental 10-basis point premium is currently assessed.  In the second quarter of 2009, the FDIC assessed an emergency special assessment equal to five basis points on a bank’s assets less Tier 1 capital.  This amounted to $2.5 million of additional premiums recognized in June 2009.  No additional special assessments were levied in 2009 and the first half of 2010.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition, core system conversion expenses and the special FDIC assessment divided by the sum of net interest income (FTE) and recurring noninterest income) was 58.0% for the second quarter, 7.6 percentage points below the comparable quarter of 2009.  This resulted from operating expenses (as described above) decreasing 1.9%, while recurring operating income increased 11.0% due to a 12% increase in net interest income and a 8.4% increase in noninterest income year over year.  The efficiency ratio of 59.8% for the first half of 2010 was down 5.7 percentage points from a year earlier due to core operating expense decreasing 0.8% while recurring operating income increased 8.7%.  Operating expenses, excluding intangible amortization, acquisition, core system conversion expenses and the special FDIC assessment as a percentage of average assets decreased 14 basis points and 12 basis points for the quarter and year-to-date periods, respectively.  Operating expenses decreased 1.9% for the quarter and 0.8%, year-to-date, while average assets increased 2.6% and 3.1%, respectively, during the same time periods.

Income Taxes

The second quarter and YTD effective income tax rate was 26.7% and 26.5%, respectively, as compared to the 21.5% effective tax rate in both comparable periods of 2009.  The higher effective tax rate for 2010 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.70 billion at the end of the second quarter, an increase of $271.0 million from December 31, 2009 and an increase of $422.9 million from June 30, 2009.  The book value (excluding unrealized gains) of investments increased $250.7 million from December 31, 2009 and $404.5 million from June 30, 2009.  Throughout 2009 cash equivalents remained above historical levels, as the Company maintained the liquidity provided by the 2008 Citizens branch acquisition and organic deposit growth in anticipation of improved investment opportunities in future periods.  A portion of the Company’s significant liquidity position was deployed during the first six months of 2010 through the purchase of $317 million of intermediate-term U.S. Treasury Notes.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury Notes and a decrease in the proportion of obligations of state and political subdivisions and small decreases in all other security categories.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At June 30, 2010, the portfolio had a $33.8 million net unrealized gain, an increase of $21.1 million from the unrealized gain at December 31, 2009 and up $18.4 million from the unrealized gain at June 30, 2009.  This increase in the unrealized gain is indicative of the increase valuations for the pooled trust preferred securities, favorable interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $31.3 million of net unrealized gains.

Table 6: Investments
	June 30, 2010		December 31, 2009		June 30, 2009
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$463,237	$489,592	$153,761	$155,408	$21,838	$23,681
Government agency mortgage-backed securities	66,533	68,235	112,162	114,125	41,766	41,973
Obligations of state and political subdivisions	81,789	85,067	69,939	71,325	46,660	46,918
Other securities	69	69	74	74	90	90
Total held-to-maturity portfolio	611,628	642,963	335,936	340,932	110,354	112,662

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	289,141	317,690	302,430	321,740	312,429	332,126
Obligations of state and political subdivisions	469,253	483,747	462,161	475,410	519,988	528,346
Government agency mortgage-backed securities	183,983	195,378	201,361	206,407	200,585	204,476
Pooled trust preferred securities	70,294	47,343	71,002	44,014	71,813	54,561
Corporate debt securities	35,543	37,377	35,561	37,117	35,579	35,861
Government agency collateralized mortgage obligations	10,356	10,906	10,917	11,484	14,032	14,489
Marketable equity securities	380	297	379	375	393	387
Available-for-sale portfolio	1,058,950	1,092,738	1,083,811	1,096,547	1,154,819	1,170,246
Net unrealized gain on available-for-sale portfolio	33,788	0	12,736	0	15,427	0
Total available-for-sale portfolio	1,092,738	1,092,738	1,096,547	1,096,547	1,170,246	1,170,246

Total	$1,704,366	$1,735,701	$1,432,483	$1,437,479	$1,280,600	$1,282,908

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $72.0 million and unrealized losses of $23.0 million at June 30, 2010.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of June 30, 2010, an additional 29% - 38% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

The fair value of these securities was determined by external pricing sources using a discounted cash flow model that incorporated market estimates of interest rates and volatility, as well as, observable quoted prices for similar assets in markets that have not been active.  These assumptions may have a significant effect on the reported fair values.  The use of different assumptions, as well as changes in market conditions, could result in materially different fair values.

The Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2010.  In determining if unrealized losses are other-than-temporary, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuers, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  A detailed review of the pooled trust preferred securities was completed for the quarter ended June 30, 2010.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an other-than-temporary impairment did not exist at June 30, 2010.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of June 30, 2010 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change those evaluations.

Table 7: Pooled Trust Preferred Securities as of June 30, 2010

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 6/30/10	$22,706	$23,417	$24,171
Fair value at 6/30/10	15,023	15,940	16,380
Unrealized loss at 6/30/10	$7,683	$7,477	$7,791
Rating (Moody’s/Fitch/S&P)	(Ba1/A/BB)	(A3/A/CCC+)	(A3/A/CCC)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	31.5%	27.8%	21.2%
Excess subordination	24.6%	29.9%	35.3%

Loans

As shown in Table 8, loans ended the second quarter at $3.09 billion, down $8.3 million (0.3%) from year-end 2009 and were consistent with the level one year earlier.  During the second quarter of 2010, the loan portfolio grew $28.6 million or 0.9%.  The growth came from the business lending portfolio ($12.1 million), the consumer installment portfolio ($0.5 million), and the consumer mortgage portfolio ($16.0 million) despite the sale of $10.6 million of mortgage loans in the secondary market during the second quarter.

Table 8: Loans

(000's omitted)	June 30, 2010		December 31, 2009		June 30, 2009
Business lending	$1,074,715	34.8%	$1,082,753	34.9%	$1,078,500	34.9%
Consumer mortgage	1,051,939	34.0%	1,028,805	33.2%	1,014,628	32.8%
Consumer installment	964,497	31.2%	987,927	31.9%	998,477	32.3%
Total loans	$3,091,151	100.0%	$3,099,485	100.0%	$3,091,605	100.0%

The combined total of general-purpose business lending, including commercial and industrial and mortgages on commercial property is characterized as the Company’s business lending activity.  The business lending portfolio decreased $8.0 million in the first six months of 2010 and decreased $3.8 million versus one year ago.  Customer demand has softened somewhat due to economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has invested in additional personnel, technology and business development resources over the past few years to further strengthen its capabilities in this key business area.

Consumer mortgages increased $37.3 million year-over-year and $23.1 million in the first six months of 2010.  During the first six months of 2010, the Company originated $23.1 million of residential mortgages for sale to others, principally Fannie Mae.  Longer-term fixed rate residential mortgages sold to investors totaled $22.5 million in the first six months of 2010 as compared to $142.7 million in the first six months of 2009.  Consumer mortgage volume has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly (such as personal installment and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), declined $23.4 million in the first six months of 2010 and decreased $34.0 million on a year-over-year basis.  The origination and utilization of consumer installment and home equity loans has faced somewhat softer demand over the past year due to lower consumer spending and deleveraging activities, as well as historically low mortgage interest rates in response to weaker economic conditions.  Declines in both new and used vehicle sales in 2009 and the first half of 2010 adversely impacted the Company’s ability to generate the same level of new loan volume it has in previous years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that improved economic conditions in the future will create the opportunity for the Company to produce indirect loan growth more in line with its longer-term historical experience.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending June 30, 2010 and 2009 and December 31, 2009.

Table 9: Nonperforming Assets

	June 30,	December 31,	June 30,
(000's omitted)	2010	2009	2009
Nonaccrual loans
Business lending	$13,583	$11,207	$6,893
Consumer installment	854	980	1,090
Consumer mortgage	4,361	4,077	4,256
Total nonaccrual loans	18,798	16,264	12,239
Accruing loans 90+ days delinquent
Business lending	928	662	279
Consumer installment	203	197	10
Consumer mortgage	945	891	254
Total accruing loans 90+ days delinquent	2,076	1,750	543
Restructured loans
Business lending	0	896	950
Nonperforming loans
Business lending	14,511	12,765	8,122
Consumer installment	1,057	1,177	1,100
Consumer mortgage	5,306	4,968	4,510
Total nonperforming loans	20,874	18,910	13,732

Other real estate (OREO)	1,555	1,429	1,687
Total nonperforming assets	$22,429	$20,339	$15,419

Allowance for loan losses to total loans	1.38%	1.35%	1.30%
Allowance for loan losses to nonperforming loans	204%	222%	294%
Nonperforming loans to total loans	0.68%	0.61%	0.44%
Nonperforming assets to total loans and other real estate	0.73%	0.66%	0.50%
Delinquent loans (30 days old to nonaccruing) to total loans	1.45%	1.48%	1.46%
Net charge-offs (annualized) to quarterly average loans outstanding	0.20%	0.22%	0.22%
Loan loss provision to net charge-offs (quarterly)	133%	148%	116%

As displayed in Table 9, nonperforming assets at June 30, 2010 were $22.4 million, a $2.1 million increase versus the level at the end of 2009 and an increase of $7.0 million as compared to the very favorable level one year earlier.  Other real estate owned (“OREO”) increased $0.1 million from year-end 2009 and decreased $0.1 million from one-year ago.  The Company is managing 20 OREO properties at June 30, 2010 as compared to 18 OREO properties at December 31, 2009 and 24 OREO properties at June 30, 2009.  No single property has a carrying value in excess of $0.3 million at June 30, 2010.  Nonperforming loans were 0.68% of total loans outstanding at the end of the second quarter, seven and 24 basis points higher than the levels at December 31, 2009 and June 30, 2009, respectively.

Approximately 11% of the increase in nonperforming loans from June 2009 to June 2010 is related to the consumer mortgage portfolio.  To date, collateral values of residential properties within the Company’s market area have not experienced the magnitude of declines in value that other parts of the country have encountered.  However, the economic slowdown, increased unemployment levels and the resulting pressure on consumers and businesses alike have resulted in higher nonperforming levels.  Nonperforming consumer installment loans improved slightly from June 2009 to June 2010.  The remaining portion of the increase in nonperforming loans from June 2009 to June 2010 is related to the business lending portfolio, which is comprised of business loans broadly diversified by industry type.  With the economic downturn, the financial performance and position of certain of the Company’s business customers has deteriorated, and consequently the level of non-accrual loans has risen.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 204% at the end of the second quarter, compared to 222% at year-end 2009 and 294% at June 30, 2009, reflective of the higher level of nonperforming loans.

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

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.45% at the end of the second quarter, three basis points below the 1.48% at year-end 2009 and one basis point lower than the 1.46% at June 30, 2009.  The commercial loan delinquency ratio at the end of the second quarter increased in comparison to both December 31, 2009 and June 30, 2009.  The delinquency rate for installment loans and consumer mortgage loans decreased as compared to both December 31, 2009 and June 30, 2009.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite weak economic conditions was the result of its continued focus on maintaining strict underwriting standards, as well as effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's omitted)	2010	2009	2010	2009
Allowance for loan losses at beginning of period	$42,095	$40,053	$41,910	$39,575
Charge-offs:
Business lending	770	798	2,138	1,942
Consumer mortgage	321	209	409	284
Consumer installment	1,414	1,675	2,889	3,702
Total charge-offs	2,505	2,682	5,436	5,928
Recoveries:
Business lending	114	49	399	158
Consumer mortgage	8	0	36	6
Consumer installment	841	895	1,824	1,694
Total recoveries	963	944	2,259	1,858

Net charge-offs	1,542	1,738	3,177	4,070
Provision for loans losses	2,050	2,015	3,870	4,825
Allowance for loan losses at end of period	$42,603	$40,330	$42,603	$40,330

Net charge-offs to average loans outstanding:
Business lending	0.25%	0.28%	0.33%	0.34%
Consumer mortgage	0.12%	0.08%	0.07%	0.05%
Consumer installment	0.24%	0.31%	0.22%	0.40%
Total loans	0.20%	0.22%	0.21%	0.26%

As displayed in Table 10, net charge-offs during the second quarter of 2010 were $1.5 million, $0.2 million lower than the equivalent 2009 period.  The consumer mortgage portfolio experienced a small increase in the level of net charge-offs as compared to the second quarter of 2009, while the business lending and consumer installment portfolios experienced lower levels of net charge-offs as compared to the equivalent prior year quarter.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the second quarter was 0.20%, two basis points lower than the linked quarter and the comparable quarter of 2009.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.  The net charge-off ratio for the six months ended June 30, 2010 was 0.21%, down five basis points from 0.26% for the first six months of 2009.

The business lending net charge-off ratio for the second quarter of 0.25% decreased three basis points versus the prior year level.  The consumer mortgage portfolio experienced a net charge-off ratio of 0.12% for the quarter, versus 0.08% in the same quarter of the previous year.  The consumer installment net charge-off ratio for the second quarter declined seven basis points from the second quarter of 2009.  As compared to the first quarter of 2010, the business lending ratios improved by 16 basis points, while the consumer installment and consumer mortgage portfolio net charge-off ratios were higher by 19 and 10 basis points, respectivley.

For the quarter ended June 30, 2010, a $2.1 million loan loss provision was recorded compared to $2.0 million for the second quarter of 2009.  The second quarter 2010 loan loss provision was $0.5 million higher than the level of net charge-offs, due mostly to higher levels of nonperforming loans and increases in qualitative risk factors attributable to the portfolio due to continued soft economic conditions.  The allowance for loan losses of $42.6 million as of June 30, 2010 rose $2.3 million or 5.6% over the last 12 months, while the loan portfolio remained flat during the same time period.  Contributing to the changes was increasing nonperforming and delinquency trends experienced over the last twelve months.  The ratio of allowance for loan loss to loans outstanding of 1.38% at the end of the quarter was up three basis points from the level at December 31, 2009 and increased eight basis points from the level at June 30, 2009.

Deposits

As shown in Table 11, average deposits of $4.0 billion in the second quarter were up $114.8 million compared to the second quarter 2009 and $82.9 million versus the fourth quarter of last year.  The mix of average deposits changed throughout 2009 and this continued in the first half of 2010.  The weightings of non-time deposits (interest checking, non-interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 1.52% in the second quarter of 2009 to 0.96% in the most recent quarter.  The Company continues to focus heavily on growing its core (non-time) deposits through proactive marketing efforts, competitive product offerings and top quality customer service.

Average second quarter non-public fund deposits increased $14.5 million, or 0.4%, versus the fourth quarter of 2009 and $66.2 million, or 1.9%, compared to the year earlier period.  Average public fund deposits in the second quarter increased $68.4 million, or 22%, from fourth quarter 2009 and $48.5 million, or 15%, from the second quarter of 2009.  Public fund deposits as a percentage of total deposits rose from 8.5% in the second quarter 2009 to 9.5% in the current quarter.

Table 11: Quarterly Average Deposits

	June 30,	December 31,	June 30,
(000's omitted)	2010	2009	2009
Demand deposits	$717,171	$714,491	$671,615
Interest checking deposits	713,995	665,797	639,203
Savings deposits	532,995	485,950	482,276
Money market deposits	944,500	817,795	681,366
Time deposits	1,060,535	1,202,311	1,379,982
Total deposits	$3,969,196	$3,886,344	$3,854,442

Non-public fund deposits	$3,591,955	$3,577,459	$3,525,717
Public fund deposits	377,241	308,885	328,725
Total deposits	$3,969,196	$3,886,344	$3,854,442

Borrowings

At the end of the second quarter external borrowings of $831.6 million were $25.2 million lower than borrowings at December 31, 2009, and declined $27.1 million versus the end of the second quarter of 2009.  The cost of funds on total borrowings in the second quarter of 4.28% was nine basis points below that of the year-earlier period.  This decline was mostly attributable the maturing of $25 million of higher fixed rate term borrowings and lower rates paid on the variable rate portion of the Company’s trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity of $599.8 million at the end of the second quarter increased $34.1 million from the balance at December 31, 2009.  This change consisted of net income of $30.2 million, $3.1 million from shares issued under the employee stock plan, $2.0 million from employee stock options earned and a $14.1 million increase in other comprehensive income, partially offset by dividends declared of $15.2 million.  The change in other comprehensive income/(loss) was comprised of a $13.3 million increase in the after-tax market value adjustment on the available for sale investment portfolio, a positive $0.4 million adjustment to the funded status of the Company’s retirement plans, and a $0.4 million increase in the after-tax market value adjustment on the interest rate swap.  Over the past 12 months, total shareholders’ equity increased by $49.2 million, as net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, shares issued under the employee stock option plan, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.75% at the end of the second quarter, up 36 basis points from year-end 2009 and 62 basis points higher than its level one year ago.  The increase in the Tier I leverage ratio compared to December 31, 2009 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 6.9% while average assets excluding intangibles increased at a slower pace of 1.8%.  The Tier I leverage ratio increased as compared to the prior year’s second quarter as average assets excluding intangibles and the other comprehensive income increased 2.9% while shareholders’ equity, excluding intangibles and other comprehensive income, increased at a higher 11.9% rate.  The tangible equity-to-assets ratio (a non-GAAP measure) of 5.92% increased 72 basis points from December 31, 2009 and increased 108 basis points versus June 30, 2009.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment, higher retained earnings, lower intangible levels and relatively low growth in all other asset categories.

The dividend payout ratio (dividends declared divided by net income) for the first six months of 2010 was 50.5%, down from 73.4% for the first six months of 2009.  The ratio decreased because net income increased 53.7% while dividends declared increased 5.7%.  The Company’s quarterly dividend was raised 9.1% in the first quarter of 2010, from $0.22 to $0.24 per share and the number of common shares outstanding increased 1.2% over the last twelve months.

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

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of June 30, 2010, this ratio was 16.4% for 30 days and 16.3% for 90 days, excluding the Company's capacity to borrow additional funds from the FHLB.

To measure longer-term liquidity, a baseline projection of loan and deposit growth for five years is made to reflect how current liquidity levels could change over time. This five-year measure reflects adequate liquidity to fund loan and other asset growth over the next five years.

Forward-Looking Statements

This document contains comments or information that constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which involve significant risks and uncertainties.  Actual results may differ materially from the results discussed in the forward-looking statements.  Moreover, the Company’s plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company’s control).  Factors that could cause actual results to differ from those discussed in the forward-looking statements include:  (1) risks related to credit quality, interest rate sensitivity and liquidity;  (2) the strength of the U.S. economy in general and the strength of the local economies where the Company conducts its business;  (3) the effect of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;  (4) inflation, interest rate, market and monetary fluctuations;  (5) the timely development of new products and services and customer perception of the overall value thereof (including, but not limited to, features, pricing and quality) compared to competing products and services;  (6) changes in consumer spending, borrowing and savings habits;  (7) technological changes and implementation and cost/financial risks with respect to transitioning to new computer and technology based systems involving large multi-year contracts;  (8) any acquisitions or mergers that might be considered or consummated by the Company and the costs and factors associated therewith, including differences in the actual financial results of the acquisition or merger compared to expectations and the realization of anticipated cost savings and revenue enhancements;  (9) the ability to maintain and increase market share and control expenses;  (10) the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of the Company and its subsidiaries, including changes in laws and regulations  concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;  (11) changes in the Company’s organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets;  (12) the outcome of pending or future litigation and government proceedings ; (13) other risk factors outlined in the Company’s filings with the Securities and Exchange Commission from time to time; and (14) the success of the Company at managing the risks of the foregoing.

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

While a wide variety of strategic balance sheet and treasury yield curve scenarios are tested on an ongoing basis, the following reflects the Company's projected net interest income sensitivity over the subsequent twelve months based on:

•	Asset and liability levels using June 30, 2010 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
In the +200 basis point scenario, the prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period.  In the 0 basis point scenario, the prime rate and federal funds rates are flat.  Both scenarios move the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms (normalized yield curve).  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at June 30, 2010
+200 basis points	$1,545,000
0 basis points	($2,087,000)

The modeled net interest income (NII) increases in a rising rate environment from a flat rate scenario.  The increase is largely due to slower investment cash flows and assets repricing upward offset by increased liability rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

The decrease in NII is largely due to faster investment cash flows and assets repricing to lower rates as corresponding liabilities are held at current levels.  Despite Fed Funds trading near 0%, the Company believes intermediate and longer-term treasury rates could potentially fall further, and thus, the (normalized yield curve) model tests the impact of this lower treasury rate scenario.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting in connection with the evaluation referenced in the paragraph above that occurred during the Company’s second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2009 Form 10-K for the fiscal year ended December 31, 2009 (filed with the SEC on March 11, 2010) other than the following.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, significantly changes many aspects of the regulation of the financial-services industry.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities and generally increases oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statue, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation.  The Company is unable to predict the impact these initiatives will have or the extent of additional changes to statutes or regulations affecting financial institutions or the financial services industry, including the interpretation or implementation thereof.

During the third quarter of 2010, the Company expects to change its core banking system from an out-sourced, third-party provided system to an in-house, integrated solution.  The Company has been preparing for the transition for the last year utilizing third party resources experienced in such conversions.  Although the Company expects to benefit from the enhanced functionality and process efficiencies of the new system, the planned conversion does include meaningful execution risk.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

a)  Not applicable.

b)  Not applicable.

c)
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  No repurchases have been made under the repurchase authorization since it was approved, and the full 1,000,000 shares of common shares remain available to be purchased under the authorization.

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

32.1	Certification of Mark E. Tryniski, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Scott Kingsley, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith.

**Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bank System, Inc.

Date: August 6, 2010	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: August 6, 2010	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief