Form 10-Q
period 2010-09-30
COMMUNITY BANK SYSTEM INC
filed 2010-11-09
CIK 723188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
 33,171,330 shares of Common Stock, $1.00 par value, were outstanding on October 31, 2010.

TABLE OF CONTENTS

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition
	September 30, 2010 and December 31, 2009................................................................................................................................................................................................	3

	Consolidated Statements of Income
	Three and nine months ended September 30, 2010 and 2009..................................................................................................................................................................	4

	Consolidated Statement of Changes in Shareholders’ Equity
	Nine months ended September 30, 2010.....................................................................................................................................................................................................	5

	Consolidated Statements of Comprehensive Income
	Three and nine months ended September 30, 2010 and 2009..................................................................................................................................................................	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2010 and 2009.....................................................................................................................................................................................	7

	Notes to the Consolidated Financial Statements
	September 30, 2010...	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations..............................................................................................................	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk....................................................................................................................................................................	37

Item 4.	Controls and Procedures...	38

Part II.	Other Information

Item 1.	Legal Proceedings...	38

Item 1A.	Risk Factors...	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds...................................................................................................................................................................	38

Item 3.	Defaults Upon Senior Securities...	38

Item 4.	(Removed and Reserved)...	39

Item 5.	Other Information...	39

Item 6.	Exhibits...	39

Part I.   Financial Information
Item 1. Financial Statements

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(In Thousands, Except Share Data)
	September 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$179,556	$361,876

Available-for-sale investment securities (cost of $1,075,896 and $1,083,811, respectively)	1,117,605	1,096,547

Held-to-maturity investment securities (fair value of $645,856 and $340,932, respectively)	597,947	335,936

Other securities, at cost	53,597	54,644

Loans held for sale, at fair value	1,541	1,779

Loans	3,080,397	3,099,485
Allowance for loan losses	(42,610)	(41,910)
Net loans	3,037,787	3,057,575

Core deposit intangibles, net	11,659	15,933
Goodwill	297,692	297,692
Other intangibles, net	3,335	4,046
Intangible assets, net	312,686	317,671

Premises and equipment, net	80,219	76,896
Accrued interest receivable	27,566	25,139
Other assets	87,713	74,750

Total assets	$5,496,217	$5,402,813

Liabilities:
Noninterest-bearing deposits	$738,994	$736,816
Interest-bearing deposits	3,227,341	3,187,670
Total deposits	3,966,335	3,924,486

Borrowings	729,508	754,779
Subordinated debt held by unconsolidated subsidiary trusts	102,018	101,999
Accrued interest and other liabilities	82,556	55,852
Total liabilities	4,880,417	4,837,116

Commitments and contingencies (See Note H)

Shareholders' equity:
Preferred stock $1.00 par value, 500,000 shares authorized, 0 shares issued	-	-
Common stock, $1.00 par value, 50,000,000 shares authorized; 33,989,515 and	33,990	33,631
33,630,700 shares issued, respectively
Additional paid-in capital	222,207	216,481
Retained earnings	366,783	342,539
Accumulated other comprehensive gain (loss)	10,920	(8,784)
Treasury stock, at cost (827,183 and 830,392 shares, respectively)	(18,100)	(18,170)
Total shareholders' equity	615,800	565,697

Total liabilities and shareholders' equity	$5,496,217	$5,402,813

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per-Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$45,094	$46,067	$134,618	$138,992
Interest and dividends on taxable investments	11,928	9,849	35,029	30,082
Interest and dividends on nontaxable investments	5,575	5,972	16,625	17,868
Total interest income	62,597	61,888	186,272	186,942

Interest expense:
Interest on deposits	7,296	10,612	23,646	36,269
Interest on borrowings	7,468	7,899	22,617	23,471
Interest on subordinated debt held by unconsolidated subsidiary trusts	1,509	1,525	4,458	4,650
Total interest expense	16,273	20,036	50,721	64,390

Net interest income	46,324	41,852	135,551	122,552
Less: provision for loan losses	1,400	2,375	5,270	7,200
Net interest income after provision for loan losses	44,924	39,477	130,281	115,352

Noninterest income:
Deposit service fees	11,180	10,991	33,036	30,247
Mortgage banking and other services	2,078	895	4,116	4,738
Benefit plan administration, consulting and actuarial fees	7,256	6,969	22,415	20,575
Trust, investment and asset management fees	2,400	1,951	7,442	6,251
Gain on investment securities & debt extinguishments	-	7	-	7
Total noninterest income	22,914	20,813	67,009	61,818

Operating expenses:
Salaries and employee benefits	23,056	23,166	68,501	69,282
Occupancy and equipment	5,575	5,533	17,414	17,448
Data processing and communications	5,430	5,328	15,853	15,349
Amortization of intangible assets	1,277	2,026	4,985	6,234
Legal and professional fees	1,014	1,367	3,819	3,969
Office supplies and postage	1,382	1,245	3,942	4,092
Business development and marketing	1,250	1,469	3,995	4,818
FDIC insurance premiums	1,599	1,670	4,656	7,066
Other	3,769	2,307	9,600	7,737
Total operating expenses	44,352	44,111	132,765	135,995

Income before income taxes	23,486	16,179	64,525	41,175
Income taxes	6,224	3,724	17,099	9,100
Net income	$17,262	$12,455	$47,426	$32,075

Basic earnings per share	$0.52	$0.38	$1.43	$0.98
Diluted earnings per share	$0.51	$0.38	$1.42	$0.97
Dividends declared per share	$0.24	$0.22	$0.70	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
Nine Months Ended September 30, 2010
(In Thousands, Except Share Data)

					Accumulated
	Common Stock		Additional		Other
	Shares	Amount	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	(Loss)Income	Stock	Total

Balance at December 31, 2009	32,800,308	$33,631	$216,481	$342,539	($8,784)	($18,170)	$565,697

Net income				47,426			47,426

Other comprehensive income, net of tax					19,704		19,704

Dividends declared:
Common, $0.70 per share				(23,182)			(23,182)

Common stock issued under Stock Plan,
including tax benefits of $584	362,024	359	2,959			70	3,388

Stock-based compensation			2,767				2,767

Balance at September 30, 2010	33,162,332	$33,990	$222,207	$366,783	$10,920	($18,100)	$615,800

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Other comprehensive income, before tax:
Change in pension liabilities	$298	$3	$894	$1,779
Change in unrealized losses on derivative instruments used in cash flow hedges	401	(112)	1,045	1,069
Unrealized gains on securities:
Unrealized holding gains arising during period	7,920	14,388	28,972	9,786
Reclassification adjustment for gains included in net income	0	(7)	0	(7)
Other comprehensive income, before tax:	8,619	14,272	30,911	12,627
Income tax expense related to other comprehensive (loss) income	(3,034)	(4,846)	(11,207)	(4,528)
Other comprehensive income (loss), net of tax:	5,585	9,426	19,704	8,099
Net income	17,262	12,455	47,426	32,075
Comprehensive income	$22,847	$21,881	$67,130	$40,174

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$47,426	$32,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,447	7,696
Amortization of intangible assets	4,985	6,234
Net gain on sale of investment securities	0	(7)
Net amortization (accretion) of premiums & discounts on securities, loans and borrowings	1,957	1,020
Stock-based compensation	2,767	2,298
Provision for loan losses	5,270	7,200
Amortization of mortgage servicing rights	574	547
Appreciation of bank-owned life insurance policies	(356)	(348)
Net gain on sale of loans and other assets	(46)	(950)
Net change in loans held for sale	1,011	(519)
Change in other assets and liabilities	495	(9,367)
Net cash provided by operating activities	71,530	45,879
Investing activities:
Proceeds from sales of available-for-sale investment securities	0	27
Proceeds from maturities of held-to-maturity investment securities	60,039	72,735
Proceeds from maturities of available-for-sale investment securities	116,889	199,555
Purchases of held-to-maturity investment securities	(323,745)	(279,358)
Purchases of available-for-sale investment securities	(109,227)	(86,601)
Sales of other securities	1,061	46
Purchases of other securities	(5)	(436)
Net decrease in loans	14,519	43,345
Cash paid for acquisition	0	(332)
Capital expenditures	(11,497)	(9,079)
Net cash used in investing activities	(251,966)	(60,098)
Financing activities:
Net change in deposits	41,849	187,433
Net change in borrowings	(25,271)	(4,116)
Issuance of common stock	3,388	386
Cash dividends paid	(22,434)	(21,585)
Excess tax benefits from stock-based compensation	584	82
Net cash (used in)/provided by financing activities	(1,884)	162,200
Change in cash and cash equivalents	(182,320)	147,981
Cash and cash equivalents at beginning of period	361,876	213,753
Cash and cash equivalents at end of period	$179,556	$361,734
Supplemental disclosures of cash flow information:
Cash paid for interest	$51,145	$64,824
Cash paid for income taxes	6,050	2,085
Supplemental disclosures of noncash financing and investing activities:
Dividends declared and unpaid	7,959	7,203
Transfers from loans to other real estate	3,639	1,599

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNITY BANK SYSTEM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010

NOTE A:  BASIS OF PRESENTATION

The interim financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited; however, in the opinion of Community Bank System, Inc. (“the Company”), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

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

Investment Securities
The Company has classified its investments in debt and equity securities as held-to-maturity or available-for-sale.  Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, which is adjusted for amortization of premiums and accretion of discounts.  Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of applicable income taxes.  None of the Company's investment securities have been classified as trading securities at September 30, 2010.

Fair values for investment securities are based upon quoted market prices, where available.  If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments, or a discounted cash flow model using market estimates of interest rates and volatility.  See Notes C and I for further information.

The Company conducts an assessment of all securities in an unrealized loss position to determine if other-than-temporary impairment (“OTTI”) exists on a monthly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.  The OTTI assessment considers the security structure, recent security collateral performance metrics if applicable, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The severity of the impairment and the length of time the security has been impaired is also considered in the assessment.  The assessment of whether an OTTI decline exists is performed on each security, regardless of the classification of the security as available-for-sale or held-to-maturity and involves a high degree of subjectivity and judgment that is based on the information available to management at a point in time.

An OTTI loss must be recognized for a debt security in an unrealized loss position if there is an intent to sell the security or it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if it is not expected that the security will be sold, an evaluation of the expected cash flows to be received is performed to determine if a credit loss has occurred. For debt securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  In the event of a credit loss, only the amount of impairment associated with the credit loss would be recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive loss.

Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the amortized cost basis will not be recovered, taking into consideration the estimated recovery period and the ability to hold the equity security until recovery, OTTI is recognized in earnings equal to the difference between the fair value and the amortized cost basis of the security.
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

Subsequent Events
On October 25, 2010, the Company announced that it has entered into a definitive agreement to acquire The Wilber Corporation, (“Wilber”) parent company of the Wilber National Bank in Oneonta, NY, for $101.8 million in stock and cash.  The acquisition will extend the Company’s Central New York service area to the contiguous Central Leatherstocking, Greater Capital District, and Catskills regions of Upstate New York.  The acquisition is expected to close during the second quarter of 2011, pending both customary regulatory and Wilber shareholder approval.  Upon the completion of the merger, Community Bank will add 22 branch locations in eight counties, and deposits of approximately $775 million.

On November 4, 2010 the Company was served with a complaint naming the Company, The Wilber Corporation, and the Wilber directors in a class action lawsuit filed with the New York State Supreme Court in Otsego County, New York.  The complaint alleges that CBSI aided and abetted various purported breaches of fiduciary duties by Wilber and its directors involving the appropriateness of the sale process conducted by Wilber and fairness of the merger consideration and terms in connection with the proposed merger agreement.  The Company believes that the allegations are without merit and intends to vigorously defend the complaint.

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

NOTE C:  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(000's omitted)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$463,171	$41,732	$0	$504,903	$153,761	$2,185	$538	$155,408
Government agency mortgage-backed securities	69,775	3,325	0	73,100	112,162	1,963	0	114,125
Obligations of state and political subdivisions	64,943	2,852	0	67,795	69,939	1,496	110	71,325
Other securities	58	0	0	58	74	0	0	74
Total held-to-maturity portfolio	$597,947	$47,909	$0	$645,856	$335,936	$5,644	$648	$340,932

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	$289,219	$31,770	$0	$320,989	$302,430	$19,339	$29	$321,740
Obligations of state and political subdivisions	500,701	21,383	348	521,736	462,161	15,132	1,883	475,410
Government agency mortgage-backed securities	180,026	11,731	28	191,729	201,361	6,088	1,042	206,407
Pooled trust preferred securities	69,908	0	25,613	44,295	71,002	0	26,988	44,014
Corporate debt securities	25,533	2,294	0	27,827	35,561	1,556	0	37,117
Government agency collateralized mortgage obligations	10,129	592	0	10,721	10,917	567	0	11,484
Marketable equity securities	380	0	72	308	379	2	6	375
Total available-for-sale portfolio	$1,075,896	$67,770	$26,061	$1,117,605	$1,083,811	$42,684	$29,948	$1,096,547

A summary of investment securities that have been in a continuous unrealized loss position for less than or greater than twelve months is as follows:

As of September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	$9,710	$146	$4,309	$202	$14,019	$348
Government agency mortgage-backed securities	2,577	28	0	0	2,577	28
Pooled trust preferred securities	0	0	44,296	25,612	44,296	25,612
Marketable equity securities	380	72	0	0	380	72
Total available-for-sale portfolio/ Total investment portfolio	$12,667	$246	$48,605	$25,814	$61,272	$26,060

As of December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000's omitted)	Value	Losses	Value	Losses	Value	Losses

Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$67,435	$538	$0	$0	$67,435	$538
Obligations of state and political subdivisions	10,408	110	0	0	10,408	110
Total held-to-maturity portfolio	77,843	648	0	0	77,843	648

Available-for-Sale Portfolio:
Obligations of state and political subdivisions	31,179	854	4,074	1,029	35,253	1,883
U.S. Treasury and agency securities	973	29	0	0	973	29
Pooled trust preferred securities	0	0	44,014	26,988	44,014	26,988
Government agency mortgage-backed securities	32,636	522	6,403	520	39,039	1,042
Marketable equity securities	19	6	0	0	19	6
Total available-for-sale portfolio	64,807	1,411	54,491	28,537	119,298	29,948

Total investment portfolio	$142,650	$2,059	$54,491	$28,537	$197,141	$30,596

Included in the available-for-sale portfolio are pooled trust preferred, class A-1 securities with a current par value of $71.6 million and unrealized losses of $25.6 million at September 30, 2010.  The underlying collateral of these assets is principally trust-preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before the super senior tranche is impacted.  As of September 30, 2010, an additional 32% - 38% of the underlying collateral in these securities would have to be in deferral or default concurrently to result in an expectation of non-receipt of contractual cash flows.

A detailed review of the pooled trust preferred securities was completed for the quarter ended September 30, 2010.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying banks and insurance companies that make up the collateral pool.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Therefore, the Company determined an other-than-temporary impairment did not exist at September 30, 2010.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the underlying securities.   Subsequent changes in market or credit conditions could change those evaluations.

Management does not believe any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment.  The unrealized losses reported pertaining to government guaranteed mortgage-backed securities relate primarily to securities issued by GNMA, FNMA and FHLMC, who are currently rated AAA by Moody’s Investor Services and Standard & Poor’s and are guaranteed by the U.S. government.  The obligations of state and political subdivisions are general purpose debt obligations of various states and political subdivisions.  The unrealized losses in the portfolios are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to recovery of the amortized cost.

The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(000's omitted)	Cost	Value	Cost	Value
Due in one year or less	$9,629	$9,693	$47,407	$48,328
Due after one through five years	63,547	68,005	208,642	221,232
Due after five years through ten years	401,852	439,273	306,407	335,220
Due after ten years	53,086	55,727	322,905	310,068
Subtotal	528,114	572,698	885,361	914,848
Government agency collateralized mortgage obligations	0	0	10,129	10,720
Government agency mortgage-backed securities	69,833	73,158	180,026	191,729
Total	$597,947	$645,856	$1,075,516	$1,117,297

NOTE D:  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization for each type of identifiable intangible asset are as follows:

	As of September 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(000's omitted)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangibles	$60,595	($48,936)	$11,659	$60,595	($44,662)	$15,933
Other intangibles	7,894	(4,559)	3,335	7,894	(3,848)	4,046
Total amortizing intangibles	$68,489	($53,495)	$14,994	$68,489	($48,510)	$19,979

The estimated aggregate amortization expense for each of the five succeeding fiscal years ended December 31 is as follows:

Oct-Dec 2010	$972
2011	3,488
2012	2,901
2013	2,260
2014	1,703
Thereafter	3,670
Total	$14,994

Shown below are the components of the Company’s goodwill at September 30, 2010:

(000’s omitted)	December 31, 2009	Activity	September 30, 2010
Goodwill	$302,516	$0	$302,516
Accumulated impairment	(4,824)	0	(4,824)
Goodwill, net	$297,692	$0	$297,692

During the first quarter, the Company performed its annual internal valuation of goodwill for impairment by comparing the fair value of each reporting unit to its carrying value.  Results of the valuations indicate there was no goodwill impairment.  As a result of the significant declines the equity markets experienced in 2009, management determined a triggering event had occurred and the goodwill associated with Nottingham Advisors Inc. (“Nottingham”), one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2009.   As a result the Company recognized an impairment charge of $3.1 million on the carrying value of the goodwill associated with Nottingham.  Additional declines in Nottingham’s projected operating results may cause future impairment to its remaining goodwill balance of $2.5 million. See further details of the evaluation of goodwill for impairment in Note I.

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

	Issuance	Par		Maturity
Trust	Date	Amount	Interest Rate	Date	Call Provision	Call Price
III	7/31/2001	$24.5 million	3 month LIBOR plus 3.58% (4.04%)	7/31/2031	5 year beginning 2006	101.5% declining to par in 2011
IV	12/8/2006	$75 million	3 month LIBOR plus 1.65% (1.94%)	12/15/2036	5 year beginning 2012	Par

Upon the issuance of Trust IV, the Company entered into an interest rate swap agreement to convert the variable rate trust preferred securities into a fixed rate security for a term of five years at a fixed rate of 6.43%.  Additional interest expense of $821,000 and $2,517,000 was recognized based on the interest rate swap agreement for the three and nine months ended September 30, 2010, respectively, compared to $806,000 and $2,035,000, respectively, for the three and nine months ended September 30, 2009.

NOTE F:  BENEFIT PLANS

The Company provides a qualified defined benefit pension plan and other post-retirement health and life insurance benefits to qualified employees and retirees, an unfunded supplemental pension plan for certain key executives, and an unfunded stock balance plan for certain of its nonemployee directors which was frozen effective December 31, 2009.  The Company terminated its post-retirement medical program for current and future employees effective December 31, 2009.  Remaining plan participants will include only existing retirees, or those active and eligible employees who retire prior to December 31, 2010.  During the first quarter of 2010, the Company made a contribution to its defined benefit pension plan of $15.0 million.  No other contributions are required in 2010.  The Company accrues for the estimated cost of these benefits through charges to expense during the years that employees earn these benefits.  The net periodic benefit cost for the three and nine months ended September 30 is as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(000's omitted)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$666	$874	$1,997	$2,622	$0	$111	$0	$510
Interest cost	944	919	2,831	2,757	49	105	147	413
Expected return on plan assets	(1,618)	(1,171)	(4,853)	(3,515)	0	0	0	0
Amortization of unrecognized net loss	583	690	1,749	2,072	4	(9)	13	21
Amortization of prior service cost	(47)	(31)	(141)	(92)	(264)	13	(793)	40
Amortization of transition obligation	0	0	0	0	0	10	0	31
Net periodic benefit cost	$528	$1,281	$1,583	$3,844	($211)	$230	($633)	$1,015

NOTE G:  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding for the period.  Diluted earnings per share are based on the weighted-average shares outstanding adjusted for the dilutive effect of restricted stock and the assumed exercise of stock options during the year.  The dilutive effect of options is calculated using the treasury stock method of accounting.  The treasury stock method determines the number of common shares that would be outstanding if all the dilutive options (those where the average market price is greater than the exercise price) were exercised and the proceeds were used to repurchase common shares in the open market at the average market price for the applicable time period.  There were approximately 1.7 million weighted-average anti-dilutive stock options outstanding at September 30, 2010 compared to approximately 2.5 million weighted-average anti-dilutive stock options outstanding at September 30, 2009 that were not included in the computation below.  The following is a reconciliation of basic to diluted earnings per share for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted, except per share data)	2010	2009	2010	2009
Net income	$17,262	$12,455	$47,426	$32,075
Income attributable to unvested stock-based compensation awards	(150)	(67)	(405)	(165)
Income available to common shareholders	17,112	12,388	47,021	31,910

Weighted-average common shares outstanding - basic	32,987	32,674	32,920	32,663
Basic earnings per share	$0.52	$0.38	$1.43	$0.98

Net income	$17,262	$12,455	$47,426	$32,075
Income attributable to unvested stock-based compensation awards	(150)	(67)	(405)	(165)
Income available to common shareholders	17,112	12,388	47,021	31,910

Weighted-average common shares outstanding	32,987	32,674	32,920	32,663
Assumed exercise of stock options	330	147	273	122
Weighted-average shares – diluted	33,317	32,821	33,193	32,785
Diluted earnings per share	$0.51	$0.38	$1.42	$0.97

Stock Repurchase Program
On July 22, 2009, the Company announced an authorization to repurchase up to 1,000,000 of its outstanding shares in open market transactions or privately negotiated transactions in accordance with securities laws and regulations through December 31, 2011.  Any repurchased shares will be used for general corporate purposes, including those related to stock plan activities.  The timing and extent of repurchases will depend on market conditions and other corporate considerations as determined at the Company’s discretion.  There were no treasury stock purchases during the first nine months of 2010.

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

The contract amount of commitments and contingencies are as follows:

(000's omitted)	September 30, 2010	December 31, 2009
Commitments to extend credit	$504,754	$573,179
Standby letters of credit	18,523	19,121
Total	$523,277	$592,300

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

Accounting standards establish a framework for measuring fair value and require certain disclosures about such fair value instruments.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Inputs used to measure fair value are classified into the following hierarchy:

•	Level 1 -	Quoted prices in active markets for identical assets or liabilities.
•	Level 2 -	Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
•	Level 3 -	Significant valuation assumptions not readily observable in a market.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis.   There were no transfers between Level 1 and Level 2 for any of the periods presented.

	September 30, 2010
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$1,063	$319,926	$0	$320,989
Obligations of state and political subdivisions	0	521,736	0	521,736
Government agency mortgage-backed securities	0	191,729	0	191,729
Corporate debt securities	0	27,827	0	27,827
Government agency collateralized mortgage obligations	0	10,721	0	10,721
Pooled trust preferred securities	0	0	44,295	44,295
Marketable equity securities	308	0	0	308
Total available-for-sale investment securities	1,371	1,071,939	44,295	1,117,605
Forward sales contracts	0	(193)	0	(193)
Commitments to originate real estate loans for sale	0	0	917	917
Mortgage loans held for sale	0	1,541	0	1,541
Interest rate swap	0	(4,048)	0	(4,048)
Total	$1,371	$1,069,239	$45,212	$1,115,822

	December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury and agency securities	$973	$320,767	$0	$321,740
Obligations of state and political subdivisions	0	475,410	0	475,410
Government agency mortgage-backed securities	0	206,407	0	206,407
Corporate debt securities	0	37,117	0	37,117
Government agency collateralized mortgage obligations	0	11,484	0	11,484
Pooled trust preferred securities	0	0	44,014	44,014
Marketable equity securities	375	0	0	375
Total available-for-sale investment securities	1,348	1,051,185	44,014	1,096,547
Forward sales contracts	0	119	0	119
Commitments to originate real estate loans for sale	0	0	31	31
Mortgage loans held for sale	0	1,779	0	1,779
Interest rate swap	0	(5,093)	0	(5,093)
Total	$1,348	$1,047,990	$44,045	$1,093,383

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

•
Mortgage loans held for sale – Mortgage loans held for sale are carried at fair value, which is determined using quoted secondary-market prices of loans with similar characteristics and, as such, have been classified as a Level 2 valuation.  The unpaid principal value of mortgage loans held for sale at September 30, 2010 is $1.5 million.  The unrealized gain on mortgage loans held for sale of $56,000 was recognized in mortgage banking and other income in the consolidated statement of income for the quarter ended September 30, 2010.

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables:

	Three Months Ended September 30,
	2010			2009
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$47,343	$367	$47,710	$54,561	$142	$54,703
Total gains (losses) included in earnings (1)	24	(367)	(343)	28	(142)	(114)
Total losses included in other comprehensive income	(2,661)	0	(2,661)	(8,705)	0	(8,705)
Sales/calls/principal reductions	(411)	0	(411)	(464)	0	(464)
Commitments to originate real estate loans held for sale, net	0	917	917	0	180	180
Ending balance	$44,295	$917	$45,212	$45,420	$180	$45,600
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount.

	Nine Months Ended September 30,
	2010			2009
(000's omitted)	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total	Pooled trust preferred securities	Commitments to originate real estate loans for sale	Total
Beginning balance	$44,014	$31	$44,045	$49,865	$0	$49,865
Total gains (losses) included in earnings (1)	73	(31)	42	81	0	81
Total gains (losses) included in other comprehensive income	1,376	0	1,376	(3,286)	0	(3,286)
Sales/calls/principal reductions	(1,168)	0	(1,168)	(1,240)	0	(1,240)
Commitments to originate real estate loans held for sale, net	0	917	917	0	180	180
Ending balance	$44,295	$917	$45,212	$45,420	$180	$45,600
(1) Amounts included in earnings associated with the pooled trust preferred securities relate to accretion of related discount.

Assets and liabilities measured on a non-recurring basis:

	September 30, 2010				December 31, 2009
(000's omitted)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$0	$0	$394	$394	$0	$0	$5,771	$5,771
Impaired goodwill	N/A	N/A	N/A	N/A	0	0	2,500	2,500
Mortgage servicing rights	0	0	1,531	1,531	0	0	1,608	1,608
Total	$0	$0	$1,925	$1,925	$0	$0	$9,879	$9,879

Originated mortgage servicing rights are recorded at their fair value at the time of sale of the underlying loan, and are amortized in proportion to and over the estimated period of net servicing income.  In accordance with generally accepted accounting principles, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceeds their estimated fair value.  The fair value of mortgage servicing rights is based on a valuation model incorporating inputs that market participants would use in estimating future net servicing income.  Such inputs include estimates of the cost of servicing loans, appropriate discount rate and prepayment speeds and are considered to be unobservable and contribute to the Level 3 classification of mortgage servicing rights.  The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value.  Impairment is recognized through a valuation allowance.  There is a valuation allowance of approximately $271,000 at September 30, 2010.

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

The Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The fair value of each reporting unit is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated.  If so, the implied fair value of the reporting units’ goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value of the goodwill over fair value of the goodwill.  In such situations, the Company performs a discounted cash flow modeling technique that requires management to make estimates regarding the amount and timing of expected future cash flows of the assets and liabilities of the reporting unit that enable the Company to calculate the implied fair value of the goodwill.  It also requires use of a discount rate that reflects the current return requirement of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators.  As a result of the significant declines, the equity markets experienced in 2009, management determined a triggering event had occurred and the goodwill associated with Nottingham, one of the Company’s wealth management businesses, was tested for impairment during the fourth quarter of 2009.  Based on the goodwill valuation performed in the fourth quarter of 2009 using Level 3 inputs, the Company recognized an impairment charge and wrote down the carrying value of the goodwill by $3.1 million.

The Company determines fair values based on quoted market values where available or on estimates using present values or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The fair value of investment securities has been disclosed in Note C.  The carrying amounts and estimated fair values of the Company’s other financial instruments that are not accounted for at fair value at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(000's omitted)	Value	Value	Value	Value
Financial assets:
Loans	$3,080,397	$3,126,825	$3,099,485	$3,089,287
Financial liabilities:
Deposits	3,966,335	3,981,035	3,924,486	3,939,951
Borrowings	729,508	833,913	754,779	821,987
Subordinated debt held by unconsolidated subsidiary trusts	102,018	75,202	101,999	84,431

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

Deposits – The fair value of demand deposits, interest-bearing checking deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date.  The fair values of time deposit obligations are based on current market rates for similar products.

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

The following table presents the Company’s derivative financial instruments, their estimated fair values, and balance sheet location as of September 30, 2010:

	Asset Derivatives			Liability Derivatives
(000's omitted)	Location	Notional	Fair Value	Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreement				Other liabilities	$75,000	$4,048
Derivatives not designated as hedging instruments:
Commitments to originate real estate loans for sale	Other assets	$58,319	$917
Forward sales commitments				Other liabilities	$45,491	193
Total derivatives			$917			$4,241

The following table presents the Company’s derivative financial instruments and the location of the net gain or loss recognized in the statement of income for the three and nine months ended September 30, 2010:

		Gain/(loss) recognized in the Statement of Income
(000's omitted)	Location	Three Months Ending September 30, 2010	Nine Months Ending September 30, 2010
Interest rate swap agreement	Interest on subordinated debt held by unconsolidated subsidiary trusts	($821)	($2,517)
Interest rate lock commitments	Mortgage banking and other services	550	917
Forward sales commitments	Mortgage banking and other services	(59)	(193)
Total		($330)	($1,793)

The amount of gain recognized during the three and nine months ended September 30, 2010 in other comprehensive income related to the interest rate swap accounted for as a hedging instrument was approximately $247,000 and $643,000, respectively.  The amount of loss reclassified from accumulated other comprehensive income into income (effective portion) amounted to approximately $821,000 and $2,517,000 for the three and nine months ended September 30, 2010, respectively, and is located in interest expense on subordinated debt held by unconsolidated trusts.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(000's omitted)	Banking	Other	Eliminations	Consolidated Total
Three Months Ended September 30, 2010
Net interest income	$46,296	$28	$0	$46,324
Provision for loan losses	1,400	0	0	1,400
Noninterest income	13,282	10,009	(377)	22,914
Amortization of intangible assets	1,067	210	0	1,277
Other operating expenses	35,606	7,846	(377)	43,075
Income before income taxes	$21,505	$1,981	$0	$23,486
Assets	$5,472,394	$35,535	($11,712)	$5,496,217
Goodwill	$287,411	$10,281	$0	$297,692

Three Months Ended September 30, 2009
Net interest income	$41,825	$27	$0	$41,852
Provision for loan losses	2,375	0	0	2,375
Noninterest income	11,906	9,252	(345)	20,813
Amortization of intangible assets	1,787	239	0	2,026
Other operating expenses	34,489	7,941	(345)	42,085
Income before income taxes	$15,080	$1,099	($0)	$16,179
Assets	$5,351,473	$37,040	($10,418)	$5,378,095
Goodwill	$287,411	$13,347	$0	$300,758

Nine Months Ended September 30, 2010
Net interest income	$135,472	$79	$0	$135,551
Provision for loan losses	5,270	0	0	5,270
Noninterest income	37,205	30,948	(1,144)	67,009
Amortization of intangible assets	4,319	666	0	4,985
Other operating expenses	104,733	24,191	(1,144)	127,780
Income before income taxes	$58,355	$6,170	$0	$64,525

Nine Months Ended September 30, 2009
Net interest income	$122,500	$52	$0	$122,552
Provision for loan losses	7,200	0	0	7,200
Noninterest income	35,018	27,702	(902)	61,818
Amortization of intangible assets	5,480	754	0	6,234
Other operating expenses	106,526	24,137	(902)	129,761
Income before income taxes	$38,312	$2,863	($0)	$41,175

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) primarily reviews the financial condition and results of operations of Community Bank System, Inc. (the “Company” or “CBSI”) as of and for the three and nine months ended September 30, 2010 and 2009, although in some circumstances the second quarter of 2010 is also discussed in order to more fully explain recent trends.  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes that appear on pages 3 through 20.  All references in the discussion to the financial condition and results of operations are to those of the Company and its subsidiaries taken as a whole.  Unless otherwise noted, the term “this year” and “YTD” refers to results in calendar year 2010, “third quarter” refers to the quarter ended September 30, 2010, and earnings per share (“EPS”) figures refer to diluted EPS.

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

•
Intangible assets – As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually, or when business conditions suggest impairment may have occurred and will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and company-specific risk indicators, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

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

Third quarter and September year-to-date 2010 net income of $17.3 million and $47.4 million, respectively, were $4.8 million or 39% and $15.4 million or 48% higher than the respective prior year periods.  Earnings per share were $0.51 and $1.42 for the three and nine months ended September 30, 2010, respectively, an increase of $0.13 and $0.45 from the comparable prior year periods.  The increase was due to higher revenue from both increased net interest income, as a result of earning asset growth and a higher net interest margin, and non-interest income.  Also contributing to higher net income was a lower year-to-date provision for loan losses and lower expenses as a result of general cost management initiatives.  These were partially offset by a higher effective income tax rate due to a higher proportional level of fully taxable income.

Asset quality in the third quarter of 2010 remained stable, and favorable as compared to averages for peer financial organizations.  Third quarter loan net charge-offs and the current quarter provision for loan losses were below those experienced in the third quarter of 2009 and the second quarter of 2010.  Nonperforming loans increased slightly from the third quarter of 2009 and were below nonperforming loans at June 30, 2010.  Delinquency ratios increased from both the third quarter of 2009 and the second quarter of 2010, but remain favorable compared to peer levels.  The Company experienced year-over-year growth in third quarter average interest-earning assets, including a small net increase in loan balances.  Average investment portfolio balances, including cash equivalents, increased as compared to the third quarter 2009 and decreased slightly from the second quarter 2010.  Average deposits increased in the third quarter of 2010 as compared to the third quarter of 2009, reflective of organic growth in core deposits.  Average external borrowings were down slightly from both the second quarter of 2010 and the third quarter of 2009.

On October 25, 2010, the Company announced that it has entered into a definitive agreement to acquire The Wilber Corporation, (“Wilber”) parent company of the Wilber National Bank in Oneonta, NY, for $101.8 million in stock and cash.  The acquisition will extend the Company’s Central New York service area to the contiguous Central Leatherstocking, Greater Capital District, and Catskills regions of Upstate New York.  The acquisition is expected to close during the second quarter of 2011, pending both customary regulatory and Wilber shareholder approval.  Upon the completion of the merger, Community Bank will add 22 branch locations in eight counties, and deposits in excess of $775 million.

On November 4, 2010 the Company was served with a complaint naming the Company, The Wilber Corporation, and the Wilber directors in a class action lawsuit filed with the New York State Supreme Court in Otsego County, New York.  The complaint alleges that CBSI aided and abetted various purported breaches of fiduciary duties by Wilber and its directors involving the appropriateness of the sale process conducted by Wilber and fairness of the merger consideration and terms in connection with the proposed merger agreement.  The Company believes that the allegations are without merit and intends to vigorously defend the complaint.

Net Income and Profitability

As shown in Table 1, net income for the third quarter and September YTD of $17.3 million and $47.4 million, respectively, increased 39% and 48% versus the comparable periods of 2009.  Earnings per share for the third quarter of $0.51 were $0.13 higher than the EPS generated in the third quarter of 2009, and earnings per share of $1.42 for the first nine months of 2010 increased $0.45 from the amount earned in the first nine months of 2009.

As reflected in Table 1, third quarter net interest income of $46.3 million was up $4.5 million, or 11%, from the comparable prior year period and net interest income for the first nine months of 2010 increased $13.0 million, or 11%, over the first nine months of 2009.  The current quarter’s provision for loan losses decreased $1.0 million as compared to the third quarter of 2009 and was $1.9 million lower than the first nine months of 2009, reflective of lower levels of net charge-offs and generally stable asset quality.  Third quarter noninterest income was $22.9 million, up $2.1 million, or 10.1%, from the third quarter of 2009, while year-to-date noninterest income of $67.0 million increased $5.2 million, or 8.4%, from the prior year level, despite a $0.9 million decline in mortgage-banking related revenue.  Contributing to the increase was higher deposit service fees and growth in the Company’s employee benefits consulting and plan administration business and wealth management revenues, a result of both new client and services generation and improving market conditions as compared to the first nine months of 2009.  Operating expenses of $44.4 million and $132.8 million for the third quarter and first nine months of 2010 increased $0.2 million or 0.5% as compared to the third quarter of 2009, and declined $3.2 million, or 2.4% as compared to the first nine months of 2009, reflective of solid cost management programs across all functional areas of the Company.

A condensed income statement is as follows:

Table 1: Summary Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted, except per share data)	2010	2009	2010	2009
Net interest income	$46,324	$41,852	$135,551	$122,552
Provision for loan losses	1,400	2,375	5,270	7,200
Noninterest income	22,914	20,806	67,009	61,811
Gain on sales of investment securities	0	7	0	7
Operating expenses	44,352	44,111	132,765	135,995
Income before taxes	23,486	16,179	64,525	41,175
Income taxes	6,224	3,724	17,099	9,100
Net income	$17,262	$12,455	$47,426	$32,075

Diluted earnings per share	$0.51	$0.38	$1.42	$0.97

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

As shown in Table 2a, net interest income (with nontaxable income converted to a fully tax-equivalent basis) for the third quarter of 2010 was $50.1 million, a $4.3 million increase from the same period last year.  A $71.8 million increase in third quarter interest-earning assets combined with a 30-basis point increase in net interest margin versus the prior year had a greater impact than the $27.5 million increase in average interest-bearing liabilities.  As reflected in Table 3, the volume increase from interest-bearing assets and the rate decrease on interest-bearing liabilities had a $4.9 million favorable impact on net interest income, while the volume increase from interest bearing liabilities and rate decrease on interest bearing assets had a $0.6 million unfavorable impact on net interest income.   The lower cost of funding had a greater favorable impact on net interest margin than the lower yields on interest-bearing assets.  September YTD net interest income of $146.9 million increased $12.5 million or 9.3% from the year earlier period.  A $107.6 million increase in interest bearing assets and a 26-basis point increase in net interest margin more than offset a $56.0 million increase in interest-bearing liabilities.  The increase in interest-earning assets and the lower rate on interest bearing liabilities had a $19.0 million favorable impact that was partially offset by a $6.5 million unfavorable impact from the decrease in rate on interest-bearing assets and the increase in interest-bearing liability balances.

Average investments for the third quarter and YTD periods were $307.8 million and $291.8 million higher than the respective periods of 2009, while overnight invested cash equivalents for the third quarter and YTD periods declined $242.1 million and $154.7 million from the respective prior year periods, reflective of deployment during the first quarter of 2010 of a portion of the company’s excess liquidity into intermediate-term U.S. Treasury securities.  Third quarter average loan balances increased $6.1 million while September year-to-date average loan balances declined $29.5 million, as compared to the comparable periods of 2009, primarily from continued declines in the consumer installment and business lending portfolios as a result of lower demand characteristics in response to current economic conditions, partially offset by strong consumer mortgage volume due to continued low long-term interest rates.  In comparison to the prior year, total average interest-bearing deposits were up $53.4 million or 1.7% for the quarter, reflective of organic growth in core deposits partially offset by a reduction in time deposits.  Quarterly average borrowings declined $25.9 million or 3.0% as compared to the third quarter of 2009 and reflect the maturity of $25 million of term borrowings in the second quarter of 2010.

The net interest margin of 4.08% for the third quarter and 4.04% for the year-to-date period increased 30 basis points and 26 basis points, respectively, versus the same periods in the prior year.  The improvement was primarily attributable to a 33-basis point and a 42-basis point decrease in the cost of funds for the quarter and year-to-date periods, respectively, as compared to the prior year periods, partially offset by a three-basis point and 16-basis point decrease in earning-asset yields, as compared to the prior year periods.  The decrease in the earning-asset yield was driven by a 13-basis point decline in the loan yields for both the third quarter and YTD periods, respectively, as compared to the like periods of 2009.  Partially offsetting this decrease for the third quarter was a 17-basis point increase in investment yield, including cash equivalents, due to a more productive deployment of net liquidity during 2010.  Investment yield, including cash equivalents, for the year-to-date period declined 13 basis points from the prior year period as yields on new purchases were lower than those earned on maturing securities.  The decline in loan yields is primarily a result of lower rates on fixed rate new loan volume due to the decline in interest rates to levels below those prevalent in prior years and certain adjustable-rate loans repricing downward.

The third quarter cost of funds decreased versus the prior year quarter due to a 43-basis point decrease in interest-bearing deposit rates, a higher proportion of funding being supplied from non-interest bearing deposits, and an eight-basis point decrease in the average interest rate paid on external borrowings.  The decreased cost of funds was reflective of disciplined deposit pricing, whereby interest rates on selected categories of deposit accounts were lowered throughout 2009 and the first nine months of 2010 in response to market conditions.  Additionally, the proportion of customer deposits in higher cost time deposits has declined eight percentage points over the last twelve months, while the percentage of deposits in non-interest bearing and lower-cost checking and savings accounts increased three percentage points.

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

Table 2a: Quarterly Average Balance Sheet

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$50,484	$34	0.27%	$292,545	$200	0.27%
Taxable investment securities (1)	1,182,243	12,252	4.11%	864,478	9,914	4.55%
Nontaxable investment securities (1)	550,660	8,873	6.39%	560,615	9,532	6.75%
Loans (net of unearned discount)(2)	3,088,590	45,226	5.81%	3,082,495	46,183	5.94%
Total interest-earning assets	4,871,977	66,385	5.41%	4,800,133	65,829	5.44%
Noninterest-earning assets	602,975			549,629
Total assets	$5,474,952			$5,349,762

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,218,640	2,824	0.51%	$1,873,536	2,702	0.57%
Time deposits	999,191	4,472	1.78%	1,290,860	7,910	2.43%
Borrowings	832,568	8,977	4.28%	858,505	9,424	4.36%
Total interest-bearing liabilities	4,050,399	16,273	1.59%	4,022,901	20,036	1.98%
Noninterest-bearing liabilities:
Demand deposits	736,203			708,430
Other liabilities	81,438			58,669
Shareholders' equity	606,912			559,762
Total liabilities and shareholders' equity	$5,474,952			$5,349,762

Net interest earnings		$50,112			$45,793
Net interest spread			3.82%			3.46%
Net interest margin on interest-earning assets			4.08%			3.78%

Fully tax-equivalent adjustment		$3,788			$3,941

    (1) Averages for investment securities are based on historical cost basis and the yields do not give effect to changes in fair value that is reflected as a component of shareholders’ equity and deferred taxes.
          (2) The impact of interest and fees not recognized on nonaccrual loans was immaterial.

Table 2b: Year-to-Date Average Balance Sheet

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
			Avg.			Avg.
	Average		Yield/Rate	Average		Yield/Rate
(000's omitted except yields and rates)	Balance	Interest	Paid	Balance	Interest	Paid
Interest-earning assets:
Cash equivalents	$100,248	$189	0.25%	$254,935	$499	0.26%
Taxable investment securities (1)	1,153,321	35,885	4.16%	833,708	30,445	4.88%
Nontaxable investment securities (1)	531,555	26,535	6.67%	559,417	28,489	6.81%
Loans (net of unearned discount)(2)	3,079,738	134,999	5.86%	3,109,210	139,340	5.99%
Total interest-earning assets	4,864,862	197,608	5.43%	4,757,270	198,773	5.59%
Noninterest-earning assets	586,677			542,579
Total assets	$5,451,539			$5,299,849

Interest-bearing liabilities:
Interest checking, savings and money market deposits	$2,169,083	8,518	0.53%	$1,789,844	8,616	0.64%
Time deposits	1,061,551	15,128	1.91%	1,367,146	27,653	2.70%
Borrowings	842,107	27,075	4.30%	859,734	28,121	4.37%
Total interest-bearing liabilities	4,072,741	50,721	1.67%	4,016,724	64,390	2.14%
Noninterest-bearing liabilities:
Demand deposits	723,256			677,323
Other liabilities	67,861			53,753
Shareholders' equity	587,682			552,049
Total liabilities and shareholders' equity	$5,451,540			$5,299,849

Net interest earnings		$146,887			$134,383
Net interest spread			3.76%			3.45%
Net interest margin on interest-earning assets			4.04%			3.78%

Fully tax-equivalent adjustment		$11,336			$11,831

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
Table 3: Rate/Volume

	3rd Quarter 2010 Compared to 3rd Quarter 2009			Nine Months Ended September 30, 2010 Compared to September 30, 2009
	Increase (Decrease) Due to Change in(1)			Increase (Decrease) Due to Change in(1)
(000's omitted)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest earned on:
Cash equivalents	($165)	($1)	($166)	($293)	($17)	($310)
Taxable investment securities	3,366	(1,028)	2,338	10,426	(4,986)	5,440
Nontaxable investment securities	(167)	(492)	(659)	(1,399)	(555)	(1,954)
Loans (net of unearned discount)	91	(1,048)	(957)	(1,312)	(3,029)	(4,341)
Total interest-earning assets (2)	980	(424)	556	4,439	(5,604)	(1,165)

Interest paid on:
Interest checking, savings and money market deposits	462	(340)	122	1,646	(1,744)	(98)
Time deposits	(1,567)	(1,871)	(3,438)	(5,395)	(7,130)	(12,525)
Borrowings	(282)	(165)	(447)	(571)	(474)	(1,045)
Total interest-bearing liabilities (2)	136	(3,899)	(3,763)	886	(14,555)	(13,669)

Net interest earnings (2)	694	3,625	4,319	3,091	9,413	12,504

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

Table 4: Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2010	2009	2010	2009
Deposit service charges and fees	$11,180	$10,991	$33,036	$30,247
Benefit plan administration, consulting and actuarial fees	7,256	6,969	22,415	20,575
Trust, investment and asset management fees	2,400	1,951	7,442	6,251
Other banking services	863	669	1,826	1,536
Mortgage banking	1,215	226	2,290	3,202
Subtotal	22,914	20,806	67,009	61,811
Gain on investment securities & debt prepayment	0	7	0	7
Total noninterest income	$22,914	$20,813	$67,009	$61,818

Noninterest income/operating income (FTE)	31.4%	31.2%	31.3%	31.5%

As displayed in Table 4, noninterest income was $22.9 million in the third quarter and $67.0 million for the first nine months of 2010.  This represents an increase of $2.1 million, or 10.1%, for the quarter and $5.2 million, or 8.4%, for the YTD period in comparison to 2009.  General recurring banking fees of $12.0 million for the third quarter and $34.9 million for the first nine months of 2010 were up $0.4 million or 3.3% and $3.1 million, or 9.7%, respectively, as compared to the prior year periods, despite regulatory changes that have created downward pressure on certain product utilization.  The increase was driven by organic core deposit account growth, increased electronic banking activity and expanded debit-card usage.  Effective July 1, 2010, Regulation E (a Federal Reserve Board Regulation) prohibits financial institutions from charging consumers fees for paying overdrafts on ATM and debit card transactions, unless the customer consents.  To date, the majority of customer’s who have responded have consented to protecting their accounts from electronic transaction rejection.

Residential mortgage banking revenue increased $1.0 million for the quarter and declined $0.9 million for the nine months in comparison to the prior year periods, reflective of the robust secondary market activities experienced in the third quarter of 2010, similar to the first half of 2009.  Residential mortgage banking income totaled $1.2 million for the third quarter of 2010 and $2.3 million for the first nine months, as compared to $0.2 million in the third quarter of 2009 and $3.2 for the first nine months of 2009.  Residential mortgage banking income consists of realized gains or losses from the sale of residential mortgage loans and the origination of mortgage loan servicing rights, unrealized gains and losses on residential mortgage loans held for sale and related commitments, mortgage loan servicing fees and other mortgage loan-related fee income.  Included in the third quarter mortgage banking income is $0.8 million of unrealized gains on residential mortgage loans held for sale and the related commitments.   Also included in the third quarter of 2010 is a $0.3 million impairment charge for the fair value of the mortgage servicing rights due primarily to an increase in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained.  Partially offsetting the third quarter impairment is a $0.1 million recovery of an impairment charge taken in a prior period.  Residential mortgage loans sold to investors, primarily Fannie Mae, totaled $52.6 million in the first nine months of 2010 as compared to $165.4 million for the comparable 2009 period.  Residential mortgage loans held for sale and recorded at fair value at September 30, 2010 totaled $1.5 million.  Realization of the unrealized gains on mortgage loans held for sale and the related commitments, as well as future revenue generation from mortgage banking activities will be dependent on market conditions and long-term interest rate trends.

Benefit trust, administration, consulting and actuarial fees increased $0.3 million and $1.8 million, respectively, for the three and nine months ended September 30, 2010 as compared to the prior year periods, driven by a combination of new client generation, expanded service offerings and increased asset-based revenue.  Wealth management services revenue increased $0.4 million, or 23%, for the third quarter and $1.2 million, or 19%, for the first nine months, reflective of favorable market valuation comparisons and generally improving demand characteristics.

The ratio of noninterest income to total income (FTE basis) was 31.4% for the quarter and 31.3% for the year-to-date period, versus 31.2% and 31.5% for the comparable periods of 2009.  The slight increase in the quarter is a function of noninterest income increasing at a faster rate than net interest income, primarily due to the high level of mortgage banking activity.  On a year-to-date basis, net interest income increased at a faster rate than noninterest income mostly as a result of the significant expansion of the net interest margin.

Operating Expenses
Table 5 below sets forth the quarterly results of the major operating expense categories for the current and prior year, as well as efficiency ratios (defined below), a standard measure of expense utilization effectiveness commonly used in the banking industry.

Table 5: Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2010	2009	2010	2009
Salaries and employee benefits	$23,056	$23,166	$68,501	$69,282
Occupancy and equipment	5,575	5,533	17,414	17,448
Data processing and communications	5,430	5,328	15,853	15,349
Amortization of intangible assets	1,277	2,026	4,985	6,234
Legal and professional fees	1,014	1,367	3,819	3,969
Office supplies and postage	1,382	1,245	3,942	4,092
Business development and marketing	1,250	1,469	3,995	4,818
FDIC insurance premiums	1,599	1,670	4,656	7,066
Other	3,769	2,307	9,600	7,737
Total operating expenses	$44,352	$44,111	$132,765	$135,995

Operating expenses/average assets	3.07%	3.12%	3.10%	3.20%
Efficiency ratio	57.9%	63.2%	59.1%	64.7%

As shown in Table 5, third quarter 2010 operating expenses were $44.4 million, an increase of $0.2 million or 0.5% from the prior year level.  Year-to-date operating expenses of $132.8 million declined $3.2 million or 2.4% as compared to the same period of 2009.  Excluding the $2.5 million FDIC special assessment incurred in the second quarter 2009, YTD operating expenses were down $0.7 million versus the equivalent prior year period.  Implementation of several expense reduction initiatives allowed the Company to report lower total operating expenses despite year-over-year increases in merit-based compensation, as well as higher technology and volume based processing costs.  The Company continued to dedicate significant resources to the conversion of its core banking system, which was completed in the third quarter 2010.

Salary expense increased $1.1 million and $2.5 million from the third quarter and first nine months of 2009, respectively, offset by a $1.0 million and $3.3 million decrease in employee benefit costs from the three and nine months ended September 30, 2010, respectively, as compared to the prior year periods.  This was primarily due to modifications made to the Company’s defined benefit pension plan, and the fourth quarter 2009 termination of its post-retirement medical program for certain current and all future employees, offset by a higher contribution to the Company’s 401(k) Employee Stock Ownership Plan (“401(k) Plan”).  The defined benefit pension plan was modified to a new plan design, which combines service credits in the Company’s Cash Balance Plan with additional contributions to be made to the 401(k) Plan.  Additionally, effective January 1, 2010, the Company increased its discretionary matching contribution to the 401(k) Plan for employee participants who contribute 6% of eligible compensation from a maximum of 3.5% to 4.5%.

Additional changes to operating expenses can be attributable to lower FDIC insurance premiums ($0.1 million for the quarter, $2.4 million YTD), lower business development and marketing expenses ($0.2 million for the quarter, $0.8 million YTD), and lower amortization of intangible assets ($0.7 million for the quarter, $1.2 million YTD), partially offset by higher volume-based data processing and communication costs ($0.1 million for the quarter, $0.5 million YTD) and higher property and other related writedowns ($0.6 million for the quarter and $1.0 million YTD).  In May 2009, the FDIC basic insurance coverage limit of $250,000 was extended through December 31, 2013, and subsequently made permanent as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This change combined with a significant depletion of the general insurance fund due to a major increase in the number and magnitude of bank failures have resulted in significant increases in the FDIC assessment rates from pre-2009 periods, and are expected to remain at similar levels during the remainder of 2010.  The Company is also participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) that provides unlimited coverage for transaction deposit accounts and for which a supplemental 10-basis point premium is currently assessed.  In the second quarter of 2009, the FDIC assessed an emergency special assessment equal to five basis points on a bank’s assets less Tier 1 capital, which resulted in $2.5 million of additional premiums recognized in June 2009.  No additional special assessments were levied in 2009 and the first nine months of 2010.

The Company’s efficiency ratio (recurring operating expenses excluding intangible amortization, acquisition, core system conversion expenses and the special FDIC assessment divided by the sum of net interest income (FTE) and recurring noninterest income) was 57.9% for the third quarter, 5.3 percentage points below the comparable quarter of 2009.  This resulted from operating expenses (as described above) increasing 0.5%, while recurring operating income increased 9.6% due to a 9.4% increase in net interest income and a 10.1% increase in noninterest income year over year.  The efficiency ratio of 59.1% for the first nine months of 2010 was down 5.6 percentage points from a year earlier due to core operating expense decreasing 0.4% while recurring operating income increased 9.0%.  Operating expenses, excluding intangible amortization, acquisition and core system conversion expenses and the special FDIC assessment as a percentage of average assets decreased five basis points and 10 basis points for the quarter and year-to-date periods, respectively.  Operating expenses (as defined above) increased 0.5% for the quarter and decreased 0.4%, year-to-date, while average assets increased 2.3% and 2.9%, respectively, for the same time periods.

Income Taxes

The third quarter and YTD effective income tax rate was 26.5%, as compared to 23.0% and 22.1% effective tax rates for the respective periods of 2009.  The higher effective tax rate for 2010 was principally a result of a higher proportion of income being generated from fully taxable sources.

Investments

As reflected in Table 6 below, the carrying value of investments (including unrealized gains on available-for-sale securities) was $1.72 billion at the end of the third quarter, an increase of $283.1 million from December 31, 2009 and an increase of $272.5 million from September 30, 2009.  The book value (excluding unrealized gains) of investments increased $254.0 million from December 31, 2009 and $260.5 million from September 30, 2009.  Throughout 2009 cash equivalents remained above historical levels, as the Company maintained the liquidity provided by the 2008 Citizens branch acquisition and organic deposit growth in anticipation of improved investment opportunities in future periods.  A portion of the Company’s significant liquidity position was deployed during the first nine months of 2010 through the purchase of $317 million of intermediate-term U.S. Treasury Notes.  The overall mix of securities within the portfolio over the last year has changed, with an increase in the proportion of U.S. Treasury Notes and a decrease in the proportion of obligations of state and political subdivisions and mortgage-backed securities.  The change in the carrying value of investments is impacted by the amount of net unrealized gains in the available-for-sale portfolio at a point in time.  At September 30, 2010, the portfolio had a $41.7 million net unrealized gain, an increase of $29.0 million from the unrealized gain at December 31, 2009 and up $11.9 million from the unrealized gain at September 30, 2009.  This increase in the unrealized gain is indicative of favorable interest rate movements during the respective time periods and the changes in the size and composition of the portfolio.  Although not reflected in the financial results of the Company, the held-to-maturity portfolio had an additional $47.9 million of net unrealized gains as of September 30, 2010.

Table 6: Investments
	September 30, 2010		December 31, 2009		September 30, 2009
	Amortized		Amortized		Amortized
	Cost/Book	Fair	Cost/Book	Fair	Cost/Book	Fair
(000's omitted)	Value	Value	Value	Value	Value	Value
Held-to-Maturity Portfolio:
U.S. Treasury and agency securities	$463,171	$504,903	$153,761	$155,408	$70,315	$72,990
Government agency mortgage-backed securities	69,775	73,100	112,162	114,125	143,000	145,497
Obligations of state and political subdivisions	64,943	67,795	69,939	71,325	69,910	73,589
Other securities	58	58	74	74	80	80
Total held-to-maturity portfolio	597,947	645,856	335,936	340,932	283,305	292,156

Available-for-Sale Portfolio:
U.S. Treasury and agency securities	289,219	320,989	302,430	321,740	312,429	337,524
Obligations of state and political subdivisions	500,701	521,736	462,161	475,410	499,050	520,804
Government agency mortgage-backed securities	180,026	191,729	201,361	206,407	199,967	206,630
Pooled trust preferred securities	69,908	44,296	71,002	44,014	71,377	45,420
Corporate debt securities	25,533	27,827	35,561	37,117	35,569	37,280
Government agency collateralized mortgage obligations	10,129	10,720	10,917	11,484	11,214	11,762
Marketable equity securities	380	308	379	375	374	374
Available-for-sale portfolio	1,075,896	1,117,605	1,083,811	1,096,547	1,129,980	1,159,794
Net unrealized gain on available-for-sale portfolio	41,709	0	12,736	0	29,808	0
Total available-for-sale portfolio	1,117,605	1,117,605	1,096,547	1,096,547	1,159,788	1,159,794

Total investments	$1,715,552	$1,763,461	$1,432,483	$1,437,479	$1,443,093	$1,451,950

Included in the available-for-sale portfolio, as detailed in Table 7, are pooled trust preferred, class A-1 securities with a current par value of $71.6 million and unrealized losses of $25.6 million at September 30, 2010.  The underlying collateral of these assets is principally trust preferred securities of smaller regional banks and insurance companies.  The Company’s securities are in the super-senior cash flow tranche of the investment pools.  All other tranches in these pools will incur losses before this tranche is impacted.  As of September 30, 2010, an additional 32% - 38% of the underlying collateral would have to be in deferral or default concurrently to result in the potential non-receipt of contractual cash flows.  The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.

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

A detailed review of the pooled trust preferred securities was completed for the quarter ended September 30, 2010.  This review included an analysis of collateral reports, a cash flow analysis, including varying degrees of projected deferral/default scenarios, and a review of various financial ratios of the underlying issuers.  Based on the analysis performed, significant further deferral/defaults and further erosion in other underlying performance conditions would have to exist before the Company would incur a loss.  Based on the analysis performed, the Company determined an other-than-temporary impairment did not exist at September 30, 2010.  To date, the Company has received all scheduled principal and interest payments and expects to fully collect all future contractual principal and interest payments.  The Company does not intend to sell the underlying securities.  These securities represent less than 1% of the Company’s earning-assets as of September 30, 2010 and, thus, are not relied upon for meeting the daily liquidity needs of the Company.  Subsequent changes in market or credit conditions could change those evaluations.

Table 7: Pooled Trust Preferred Securities as of September 30, 2010

(000’s omitted)	PreTSL XXVI	PreTSL XXVII	PreTSL XXVIII

Single issuer or pooled	Pooled	Pooled	Pooled
Class	A-1	A-1	A-1
Book value at 9/30/10	$22,550	$23,329	$24,029
Fair value at 9/30/10	13,567	15,000	15,728
Unrealized loss at 9/30/10	$8,983	$8,329	$8,300
Rating (Moody’s/Fitch/S&P)	(Ba1/BB/CCC)	(A3/BB/CCC+)	(A3/BB/CCC)
Number of depository institutions/companies in issuance	64/74	42/49	45/56
Deferrals and defaults as a percentage of collateral	30.4%	29.4%	22.6%
Excess subordination	26.3%	28.7%	34.5%

Loans

As shown in Table 8, loans ended the third quarter at $3.08 billion, down $19.1 million (0.6%) from year-end 2009 and down $6.7 million (0.2%) from one year earlier.  During the third quarter of 2010, the loan portfolio declined $10.8 million or 0.3% from June 30, 2010.  The decline came from the business lending portfolio ($17.8 million), partially offset by an increase in the consumer installment portfolio ($7.4 million).  The consumer mortgage portfolio remained consistent with the second quarter despite the sale of $30.1 million of mortgage loans in the secondary market during the third quarter.

Table 8: Loans

(000's omitted)	September 30, 2010		December 31, 2009		September 30, 2009
Business lending	$1,043,211	33.9%	$1,066,730	34.4%	$1,052,615	34.1%
Consumer mortgage	1,065,297	34.6%	1,044,589	33.7%	1,032,807	33.5%
Consumer installment	971,889	31.5%	988,166	31.9%	1,001,671	32.4%
Total loans	$3,080,397	100.0%	$3,099,485	100.0%	$3,087,093	100.0%

The combined total of general-purpose business lending, including commercial and industrial and mortgages on commercial property is characterized as the Company’s business lending activity.  The business lending portfolio decreased $23.5 million in the first nine months of 2010 and decreased $9.4 million versus one year ago.  Customer demand has remained soft due primarily to economic conditions.  The Company maintains its commitment to generating growth in its business portfolio in a manner that adheres to its twin goals of maintaining strong asset quality and producing profitable margins.  The Company has invested in additional personnel, technology and business development resources over the past few years to further strengthen its capabilities in this key business area.

Consumer mortgages increased $32.5 million year-over-year and $20.7 million in the first nine months of 2010.  During the first nine months of 2010, the Company originated and sold $52.6 million of residential mortgages, principally to Fannie Mae, as compared to $165.4 million in the first nine months of 2009.  Consumer mortgage volume has been relatively strong over the last year due to continued low long-term interest rates and comparatively stable real estate valuations in the Company’s primary markets.  The consumer real estate portfolio does not include exposure to subprime, Alt-A, or other higher-risk mortgage products.  The Company’s solid performance during a tumultuous period in the overall industry is a testament to the stable, low-risk profile of its portfolio and its ability to successfully meet customer needs at a time when some national mortgage lenders are restricting their lending activities in many of the Company’s markets.  Interest rates and expected duration continue to be the most significant factors in determining whether the Company chooses to retain, versus sell and service, portions of its new mortgage production.

Consumer installment loans, both those originated directly (such as personal installment and home equity loans and lines of credit), and indirectly (originated predominantly in automobile, marine and recreational vehicle dealerships), declined $16.3 million in the first nine months of 2010 and decreased $29.8 million on a year-over-year basis.  The origination and utilization of consumer installment and home equity loans has faced somewhat softer demand over the past year due to lower consumer spending and deleveraging activities, as well as historically low mortgage interest rates in response to weaker economic conditions.  Declines in both new and used vehicle sales in 2009 and the first nine months of 2010 adversely impacted the Company’s ability to generate the same level of new loan volume it has in previous years.  The Company is focused on maintaining the solid profitability produced by its in-market and contiguous market indirect portfolio, while continuing to pursue its disciplined, long-term approach to expanding its dealer network.  It is expected that improved economic conditions in the future will create the opportunity for the Company to produce indirect loan growth more in line with its longer-term historical experience.

Asset Quality

Table 9 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending September 30, 2010 and 2009 and December 31, 2009.

Table 9: Nonperforming Assets

	September 30,	December 31,	September 30,
(000's omitted)	2010	2009	2009
Nonaccrual loans
Business lending	$10,463	$11,207	$6,908
Consumer installment	882	980	829
Consumer mortgage	4,680	4,077	4,429
Total nonaccrual loans	16,025	16,264	12,166
Accruing loans 90+ days delinquent
Business lending	145	662	3,969
Consumer installment	360	197	21
Consumer mortgage	1,358	891	670
Total accruing loans 90+ days delinquent	1,863	1,750	4,660
Restructured loans
Business lending	0	896	914
Nonperforming loans
Business lending	10,608	12,765	11,791
Consumer installment	1,242	1,177	850
Consumer mortgage	6,038	4,968	5,099
Total nonperforming loans	17,888	18,910	17,740

Other real estate	2,689	1,429	1,309
Total nonperforming assets	$20,577	$20,339	$19,049

Allowance for loan losses to total loans	1.38%	1.35%	1.33%
Allowance for loan losses to nonperforming loans	238%	222%	232%
Nonperforming loans to total loans	0.58%	0.61%	0.57%
Nonperforming assets to total loans and other real estate	0.67%	0.66%	0.62%
Delinquent loans (30 days old to nonaccruing) to total loans	1.64%	1.48%	1.51%
Net charge-offs to average loans outstanding (quarterly)	0.18%	0.22%	0.21%
Loan loss provision to net charge-offs (quarterly)	100%	148%	145%

As displayed in Table 9, nonperforming assets at September 30, 2010 were $20.6 million, a $0.2 million increase versus the level at the end of 2009 and an increase of $1.5 million as compared to the very favorable level one year earlier.  Other real estate owned (“OREO”) of $2.7 million increased $1.3 million from year-end 2009 and $1.4 million from one-year ago.  The Company is managing 27 OREO properties at September 30, 2010 as compared to 18 OREO properties at December 31, 2009 and 17 OREO properties at September 30, 2009.  No single property has a carrying value in excess of $0.3 million at September 30, 2010.  Nonperforming loans were 0.58% of total loans outstanding at the end of the third quarter, three basis points lower and one basis point higher than the levels at December 31, 2009 and September 30, 2009, respectively.

The small increase in nonperforming loans from September 2009 to September 2010 was related to the consumer installment and consumer mortgage portfolios.  To date, collateral values of residential properties within the Company’s market area have not experienced the magnitude of declines in value that other parts of the country have encountered.  However, the economic slowdown, increased unemployment levels and the resulting pressure on consumers have resulted in higher nonperforming levels in the consumer portfolios.  Nonperforming business loans, which are comprised of business loans broadly diversified by industry type declined from one year ago.  The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 238% at the end of the third quarter, compared to 222% at year-end 2009 and 232% at September 30, 2009, reflective of the allowance to total loans ratio increasing from one year ago and nonperforming loans dropping from the December 31, 2009 levels.

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

Delinquent loans (30 days through nonaccruing) as a percent of total loans was 1.64% at the end of the third quarter, 16 basis points above the 1.48% at year-end 2009 and 13 basis points higher than the 1.51% at September 30, 2009.  The commercial loan delinquency ratio at the end of the third quarter decreased in comparison to both December 31, 2009 and September 30, 2009.  The delinquency rate for installment loans and consumer mortgage loans increased as compared to both December 31, 2009 and September 30, 2009.  The Company’s success at keeping the non-performing and delinquency ratios at manageable levels despite weak economic conditions has been the result of its continued focus on maintaining strict underwriting standards, as well as effective utilization of its collection and recovery capabilities.

Table 10: Allowance for Loan Losses Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000's omitted)	2010	2009	2010	2009
Allowance for loan losses at beginning of period	$42,603	$40,330	$41,910	$39,575
Charge-offs:
Business lending	869	503	3,007	2,445
Consumer mortgage	94	94	503	378
Consumer installment	1,188	1,951	4,077	5,653
Total charge-offs	2,151	2,548	7,587	8,476
Recoveries:
Business lending	86	101	486	259
Consumer mortgage	4	22	39	28
Consumer installment	668	792	2,492	2,486
Total recoveries	758	915	3,017	2,773

Net charge-offs	1,393	1,633	4,570	5,703
Provision for loans losses	1,400	2,375	5,270	7,200
Allowance for loan losses at end of period	$42,610	$41,072	$42,610	$41,072

Net charge-offs to average loans outstanding:
Business lending	0.29%	0.15%	0.32%	0.27%
Consumer mortgage	0.03%	0.03%	0.06%	0.05%
Consumer installment	0.21%	0.46%	0.22%	0.42%
Total loans	0.18%	0.21%	0.20%	0.25%

As displayed in Table 10, net charge-offs during the third quarter of 2010 were $1.4 million, $0.2 million lower than the equivalent 2009 period.  The consumer mortgage and business lending portfolios experienced increases in the level of net charge-offs as compared to the third quarter of 2009, while the consumer installment portfolio experienced a lower level of net charge-offs as compared to the equivalent prior year quarter.  The net charge-off ratio (net charge-offs as a percentage of average loans outstanding) for the third quarter was 0.18%, two basis points lower than the linked quarter and three basis points lower than the comparable quarter of 2009.  Net charge-offs and the corresponding net charge-off ratios continue to be below average long-term historical levels.  The net charge-off ratio for the nine months ended September 30, 2010 was 0.20%, down five basis points from 0.25% recorded for the first nine months of 2009.

The business lending net charge-off ratio for the third quarter of 0.29% increased 14 basis points versus the prior year level.  The consumer mortgage portfolio experienced a net charge-off ratio of 0.03% for the quarter, consistent with the same quarter of the previous year.  The consumer installment net charge-off ratio for the third quarter improved 25 basis points from the third quarter of 2009.  As compared to the second quarter of 2010, the consumer mortgage and consumer installment net charge-off ratios improved by nine and three basis points, respectively, while the business lending portfolio ratio was higher by four basis points.

A $1.4 million loan loss provision was recorded in the third quarter, $1.0 million below the equivalent prior year period.  The third quarter 2010 loan loss provision was consistent with the level of net charge-offs for the quarter.  The allowance for loan losses of $42.6 million as of September 30, 2010 rose $1.5 million or 3.7% over the last 12 months, while the loan portfolio declined slightly during the same time period.  Rising nonperforming and delinquency trends experienced over the last twelve months contributed to these changes and resulted in the allowance for loan loss to total loans ratio increasing from 1.33% at September 30, 2009 to 1.38% at the end of the current quarter.

Deposits

As shown in Table 11, average deposits of $3.95 billion in the third quarter were up $81.2 million compared to the third quarter 2009 and $67.7 million versus the fourth quarter of last year.  The mix of average deposits changed throughout 2009 and this continued in the first nine months of 2010.  The weightings of non-time deposits (interest checking, non-interest checking, savings and money markets accounts) have increased from their year-ago levels, while the proportion of time deposits decreased.  This change in deposit mix reflects the Company’s goal of expanding core account relationships and reducing higher cost time deposit balances, as well as the preference of certain customers to hold more funds in liquid accounts in the low interest rate environment.  This shift in mix, combined with the Company’s ability to reduce rates due to market conditions, resulted in the quarterly cost of interest-bearing deposits declining from 1.33% in the third quarter of 2009 to 0.90% in the most recent quarter.  The Company continues to focus heavily on growing its core (non-time) deposits through its proactive marketing efforts, competitive product offerings and top quality customer service.

Average third quarter non-public fund deposits increased $40.0 million, or 1.1%, versus the fourth quarter of 2009 and $43.4 million or 1.2% compared to the year earlier period.  Average public fund deposits in the third quarter increased $28.0 million, or 9.1%, from fourth quarter 2009 and $37.8 million, or 13%, from the third quarter of 2009 in part due to the lack of attractive, low-risk alternative investment options and the Company’s competitively priced products.  Public fund deposits as a percentage of total deposits rose from 7.7% in the third quarter 2009 to 8.5% in the current quarter.

Table 11: Quarterly Average Deposits

	September 30,	December 31,	September 30,
(000's omitted)	2010	2009	2009
Noninterest-bearing demand deposits	$736,203	$714,491	$708,430
Interest-bearing demand deposits	717,900	665,797	654,788
Regular savings deposits	539,290	485,950	487,738
Money market deposits	961,450	817,795	731,010
Time deposits	999,191	1,202,311	1,290,860
Total deposits	$3,954,034	$3,886,344	$3,872,826

IPC Deposits	$3,617,112	$3,577,459	$3,573,723
Public Fund Deposits	336,922	308,885	299,103
Total Deposits	$3,954,034	$3,886,344	$3,872,826

Borrowings

At the end of the third quarter external borrowings of $831.5 million were $25.3 million lower than borrowings at December 31, 2009, and declined $26.9 million versus the end of the third quarter of 2009.  The cost of funds on total borrowings in the third quarter of 4.28% was eight basis points below that of the year-earlier period.  This decline was mostly attributable to the maturing of $25 million of higher fixed rate term borrowings and lower rates paid on the variable rate portion of the Company’s trust preferred securities.

Shareholders’ Equity

Total shareholders’ equity of $615.8 million at the end of the third quarter increased $50.1 million from the balance at December 31, 2009.  This change consisted of net income of $47.4 million, $3.4 million from shares issued under the employee stock plan, $2.8 million from employee stock options earned and a $19.7 million increase in other comprehensive income, partially offset by dividends declared of $23.2 million.  The change in other comprehensive income/(loss) was comprised of a $18.5 million increase in the after-tax market value adjustment on the available for sale investment portfolio, a positive $0.6 million adjustment to the funded status of the Company’s retirement plans, and a $0.6 million increase in the after-tax market value adjustment on the interest rate swap.  Over the past 12 months, total shareholders’ equity increased by $49.9 million, as net income, the change in the funded status of the Company’s defined benefit pension and other postretirement plans, shares issued under the employee stock option plan, and a higher market value adjustment on investments more than offset dividends declared.

The Company’s Tier I leverage ratio, a primary measure of regulatory capital for which 5% is the requirement to be “well-capitalized,” was 7.99% at the end of the third quarter, up 60 basis points from year-end 2009 and 72 basis points higher than its level one year ago.  The increase in the Tier I leverage ratio compared to December 31, 2009 is the result of shareholders’ equity excluding intangibles and other comprehensive income items increasing 10.2% while average assets excluding intangibles and the market value adjustment on investments increased at a slower pace of 1.9%.  The Tier I leverage ratio increased as compared to the prior year’s third quarter as average assets excluding intangibles and the market value adjustment increased 2.3% while shareholders’ equity, excluding intangibles and other comprehensive income, increased at a higher 12.6% rate.  The tangible equity-to-assets ratio (a non-GAAP measure) of 6.21% increased 101 basis points from December 31, 2009 and increased 106 basis points versus September 30, 2009.  The increase in the tangible equity ratio from the prior year was mostly attributable to an increase in the investment market value adjustment, higher retained earnings, lower intangible levels and relatively low growth in all other asset categories.

The dividend payout ratio (dividends declared divided by net income) for the first nine months of 2010 was 48.9%, down from 67.4% for the first nine months of 2009.  The ratio decreased because net income increased 48% while dividends declared increased 7.3%.  The Company’s quarterly dividend was raised 9.1% in the first quarter of 2010, from $0.22 to $0.24 per share and the number of common shares outstanding increased 1.3% over the last twelve months.

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

The Company's primary approach to measuring liquidity is known as the Basic Surplus/Deficit model.  It is used to calculate liquidity over two time periods: first, the amount of cash that could be made available within 30 days (calculated as liquid assets less short-term liabilities); and second, a projection of subsequent cash availability over an additional 60 days.  The minimum policy level of liquidity under the Basic Surplus/Deficit approach is 7.5% of total assets for both the 30 and 90-day time horizons.  As of September 30, 2010, this ratio was 16.1% for 30 days and 16.0% for 90 days, excluding the Company's capacity to borrow additional funds from the FHLB.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates, prices or credit risk.  Credit risk associated with the Company's loan portfolio has been previously discussed in the asset quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Management believes that the tax risk of the Company's municipal investments associated with potential future changes in statutory, judicial and regulatory actions is minimal.  Other than the pooled trust preferred securities discussed beginning on page 30, the Company has a minimal amount of credit risk in its investment portfolio because essentially all of the fixed-income securities in the portfolio are AA or higher rated.  The Company does not have any material foreign currency exchange rate risk exposure.  Therefore, almost all the market risk in the investment portfolio is related to interest rates.

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

•	Asset and liability levels using September 30, 2010 as a starting point.

•
There are assumed to be conservative levels of balance sheet growth—low to mid single digit growth in loans and deposits, while using the cash flows from investment contractual maturities and prepayments to repay short-term capital market borrowings or reinvest into securities or cash equivalents.

•
In the +200 basis points scenario the prime rate and federal funds rates are assumed to move up 200 basis points over a 12-month period.   In the 0 basis points scenario the prime rate and federal funds rates are unchanged.  Both scenarios move the long end of the treasury curve to spreads over federal funds that are more consistent with historical norms.  Deposit rates are assumed to move in a manner that reflects the historical relationship between deposit rate movement and changes in the federal funds rate.

•	Cash flows are based on contractual maturity, optionality, and amortization schedules along with applicable prepayments derived from internal historical data and external sources.

Net Interest Income Sensitivity Model
Change in interest rates	Calculated annualized increase (decrease) in projected net interest income at September 30, 2010
+200 basis points	$3,114,000
0 basis points	($1,284,000)

The modeled net interest income (NII) increases in a rising rate environment from a flat rate scenario.  The increase is largely due to slower investment cash flows and assets repricing upward offset by increased liability rates.  Over a longer time period the growth in NII improves significantly in a rising rate environment as lower yielding assets mature and are replaced at higher rates.

The decrease in NII is largely due to faster investment cash flows and assets repricing to lower rates as corresponding liabilities are held at current levels.  Despite Fed Funds trading near 0%, the Company believes intermediate and longer-term treasury rates could potentially fall further, and thus, the 0 basis point model tests the impact of this lower treasury rate scenario.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a -15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, designed to: (i) record, process, summarize, and report within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulate and communicate to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  Based on management’s evaluation of the Company’s disclosure controls and procedures, with the participation of the Chief Executive Officer and the Chief Financial Officer, it has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting
In the third quarter of 2010, the Company converted its core loan, deposit and financial reporting information technology platform.  This change in technology resulted in changes to the Company’s internal controls over financial reporting.  The Company has been and will continue to evaluate and implement changes to policies, processes, and other components of internal control over financial reporting related to the information technology conversion.

Part II.                      Other Information

Item 1.                      Legal Proceedings

The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted.  Included in the pending litigation is the complaint served on November 4, 2010 with respect to the pending merger transaction with The Wilber Corporation alleging that The Wilber Corporation and its directors breached certain fiduciary duties in connection with the proposed merger as referenced on pages 9 and 22 herein.  Management, after consultation with legal counsel, does not anticipate that the aggregate liability, if any, arising out of litigation pending against the Company or its subsidiaries will have a material effect on the Company’s consolidated financial position or results of operations.

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

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation.  The Company is unable to predict the impact these initiatives will have or the extent of additional changes to statutes or regulations affecting financial institutions or the financial services industry, including the interpretation or implementation thereof.

During the third quarter of 2010, the Company converted its core loan, deposit and financial reporting information technology platform from an out-sourced, third-party provided system to an in-house, integrated solution.  The Company had been preparing for the transition for the last year utilizing third party resources experienced in such conversions.  Although the Company expects to benefit from the enhanced functionality and process efficiencies of the new system, the conversion continues to include meaningful execution risk.

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

Community Bank System, Inc.

Date: November 9, 2010	/s/ Mark E. Tryniski
Mark E. Tryniski, President and Chief Executive Officer

Date: November 9, 2010	/s/ Scott Kingsley
Scott Kingsley, Treasurer and Chief